Form 10-Q
period 2011-12-31
Post Holdings, Inc.
filed 2012-03-08
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission File Number: 1-35305
Post Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	45-3355106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2503 S. Hanley Road
St. Louis, Missouri 63144
(Address of principal executive offices) (Zip Code)
(314) 644-7600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

* The registrant became subject to requirements on January 26, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock, $0.01 Par Value – 34,400,000 shares as of March 06, 2012

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.

POST HOLDINGS, INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2011	2010

Net Sales	$219.3	$223.7
Cost of goods sold	121.3	115.7
Gross Profit	98.0	108.0
Selling, general and administrative expenses	63.5	54.9
Amortization of intangible assets	3.2	3.1
Other operating expenses, net	—	1.0
Operating Profit	31.3	49.0
Intercompany interest expense, net	13.0	12.9
Other (income) expense, net	(0.6)	1.7
Earnings before Income Taxes	18.9	34.4
Income tax expense	6.1	11.0
Net Earnings	$12.8	$23.4

Earnings per share (Note 1):
Basic and Diluted	$0.37	$0.68

Weighted-Average Common Shares Outstanding:
Basic and Diluted	34.4	34.4

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

POST HOLDINGS, INC.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2011	2010

Net Earnings	$12.8	$23.4
Foreign currency translation adjustments	(0.1)	2.6
Total Comprehensive Income	$12.7	$26.0

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

POST HOLDINGS, INC.
CONDENSED COMBINED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2011	September 30, 2011
Assets
Current Assets
Cash and cash equivalents	$12.9	$1.7
Accounts receivable, net	52.9	10.1
Receivable from Ralcorp	—	41.3
Inventories	79.3	66.6
Deferred income taxes	3.8	3.8
Prepaid expenses and other current assets	2.1	4.0
Intercompany notes receivable	—	7.8
Total Current Assets	151.0	135.3
Property, net	411.0	412.1
Goodwill	1,429.4	1,429.2
Other intangible assets, net	745.5	748.6
Investment in partnership	60.4	60.2
Other assets	1.4	0.8
Total Assets	$2,798.7	$2,786.2

Liabilities and Ralcorp Equity
Current Liabilities
Short-term intercompany debt	$68.0	$68.0
Accounts payable	30.7	28.8
Other current liabilities	50.0	37.5
Total Current Liabilities	148.7	134.3
Long-term intercompany debt	716.5	716.5
Deferred income taxes	328.9	332.8
Other liabilities	107.2	104.9
Total Liabilities	1,301.3	1,288.5

Ralcorp Equity
Net investment of Ralcorp	1,501.1	1,501.3
Accumulated other comprehensive loss	(3.7)	(3.6)
Total Ralcorp Equity	1,497.4	1,497.7
Total Liabilities and Ralcorp Equity	$2,798.7	$2,786.2

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

POST HOLDINGS, INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net earnings	$12.8	$23.4
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	14.9	14.6
Stock based compensation	0.8	0.5
Deferred income taxes	(3.9)	(4.6)
Other, net	(0.4)	3.2
Net changes in operating assets and liabilities:
Accounts receivable, net	(42.5)	38.0
Receivable from Ralcorp	41.3	(39.1)
Inventories	(12.5)	(10.6)
Prepaid expenses and other current and non-current assets	1.9	1.7
Accounts payable and other current and non-current liabilities	13.8	9.4
Net cash provided by operating activities	26.2	36.5

Cash Flows from Investing Activities:
Payments for capital expenditures	(9.1)	(3.3)
Net cash used in investing activities	(9.1)	(3.3)

Cash Flows from Financing Activities:
Change in net investment of Ralcorp	(13.8)	(34.2)
Changes in intercompany debt	7.8	—
Net cash used in financing activities	(6.0)	(34.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.2
Net increase (decrease) in cash and cash equivalents	11.2	(0.8)
Cash and cash equivalents, beginning of period	1.7	4.8
Cash and cash equivalents, end of period	$12.9	$4.0

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except where indicated otherwise)

Note 1 – Background and Basis of Presentation

Background

Post Holdings, Inc. ("Post" or the "Company") is a manufacturer, marketer and distributor of branded ready-to-eat cereals in the United States and Canada. Post’s products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores and the foodservice channel in North America. The Company's products are manufactured at four facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; and Niagara Falls, Ontario.

On February 3, 2012, Post completed its legal separation from Ralcorp Holdings, Inc. ("Ralcorp") via a spin-off (the "Spin-Off"). In the Spin-Off, Ralcorp shareholders of record on January 30, 2012, the record date for the distribution, received one share of Post common stock for every two shares of Ralcorp common stock held. On February 6, 2012, Post began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company.

Post has a single operating segment and manufactures and markets products under several brand names, including Honey Bunches of Oats®, Pebbles®, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, and Honeycomb®.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to "Post," "the Company," "us," "our" or "we" mean Post Holdings, Inc. and its combined subsidiaries, and for periods prior to the Spin-Off from Ralcorp, the Branded Cereal Business of Ralcorp.

Basis of Presentation

These unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), under the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), and on a basis substantially consistent with the audited combined financial statements of the Company as of and for the fiscal year ended September 30, 2011. These unaudited combined financial statements should be read in conjunction with such audited combined financial statements, which are included in the Company’s Form 10 for the fiscal year ended September 30, 2011, as filed with the SEC on January 25, 2012. These financial statements present the historical combined results of operations, comprehensive income, financial position and cash flows of the Branded Cereal Business of Ralcorp, which includes Post Foods, LLC and Post Foods Canada Corp., which now comprise the operations of the Company. All intercompany balances and transactions between Post entities have been eliminated. Transactions between Post and Ralcorp are included in these financial statements, see Notes 7, 8, 11 and 13 for further information on transactions with Ralcorp. The Condensed Combined Balance Sheet data as of September 30, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP.

The unaudited condensed combined financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.

Prior to the Spin-Off, Post's operations consisted of the Branded Cereals Business of Ralcorp. As such, the financial information prior to the Spin-Off may not necessarily reflect Post's financial position, results of operations and cash flows in the future or what Post's financial position, results of operations and cash flows would have been had Post been an independent, publicly-traded company during historical periods presented herein.

These unaudited condensed combined financial statements include allocations of certain Ralcorp corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Post if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. These allocated expenses relate to various services that were provided to Post by Ralcorp, including, but not limited to, cash management and other treasury services, administrative services (such as tax, employee benefit administration, risk management, internal audit, accounting and human resources) and stock-based compensation plan administration.

The financial position and operating results of foreign operations are combined using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the combined balance sheet as a component of accumulated other comprehensive loss.

Earnings per Share

The computation of basic and diluted earnings per common share for all periods through December 31, 2011, is calculated using the number of shares of Post common stock outstanding on February 3, 2012, following the distribution of one share of Post common stock for every two shares of Ralcorp common stock and the retention of approximately 6.8 million shares by Ralcorp. For the periods presented there are no dilutive shares as there were no actual shares or share-based awards outstanding prior to the Spin-Off. See "Background" within this Note 1 and Note 14 for further discussion of the Spin-Off.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the combined financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the combined financial statements include accounting for reserves established for doubtful accounts, stock-based compensation, depreciation and amortization, income taxes, litigation matters and contingencies.

Note 2 – Recently Issued and Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")." This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011 (i.e., Post's financial statements for the quarter ending March 31, 2012). The adoption of this update is not expected to have a material effect on Post's financial position, results of operations or cash flows.

In June 2011, and updated in December 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." The objective of this update is to improve the comparability, consistency and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. As of and for the three months ended December 31, 2011 the Company adopted the provisions of ASU No. 2011-05. The adoption of this update did not have a material effect on Post's financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-9, "Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan," which provides new requirements for the disclosures that an employer should provide related to its participation in multiemployer pension plans. Plans of this type are commonly used by employers to provide benefits to union employees that may work for multiple employers during their working life and thereby accrue benefits in one plan for their retirement. The revised disclosures will provide users of financial statements with additional information about the plans in which an employer participates, the level of an employer's participation in the plans, and financial health of significant plans. The amendments in this update are effective for Post's annual financial statements for the year ending September 30, 2012. The adoption of this update is not expected to have a material effect on Post's financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" which provides new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013 (i.e., Post's financial statements for the year ending September 30, 2014), and interim periods within those annual periods. The adoption of this update is not expected to have a material effect on Post's financial position, results of operations or cash flows.

Note 3 – Fair Value Measurements

The following table represents Post's assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy.

	December 31, 2011			September 30, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Deferred compensation investment	$1.4	$1.4	—	$0.8	$0.8	—
Deferred compensation liabilities	1.4	—	1.4	0.8	—	0.8

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions. The fair value hierarchy consists of three levels:

Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs are quoted prices of similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The fair value of the deferred compensation investment is invested primarily in mutual funds and is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants' selected investment options (excluding Ralcorp common stock equivalents), which represent the underlying liabilities to participants in Ralcorp's deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants' selected investment options (excluding certain Ralcorp common stock equivalents to be distributed in shares) using the market approach.

The carrying amounts reported on the combined balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short term nature of these instruments. The fair value of long-term intercompany debt (see Note 8) is approximately $855.2 based on a discounted cash flows analysis using observable inputs (Level 2).

Note 4 – Derivative Financial Instruments and Hedging

In the ordinary course of business, Post is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt and foreign currency exchange rate risks relating to its foreign subsidiary. Authorized individuals within Ralcorp manage these risks on a Ralcorp-wide basis and may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. Ralcorp is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes.

During the three months ended December 31, 2011 and 2010, Post's participation in Ralcorp's derivative instrument program consisted of commodity contracts (options, futures and swaps) used as cash flow or economic hedges on raw material and fuel purchases. The fair value of the derivative instruments have not been reflected in Post's balance sheet because Post is not legally a party to the underlying derivative instruments and because there are no significant instruments that are allocable only to Post. As of December 31, 2011 and September 30, 2011, the amount of Ralcorp's net derivative liability that was related to Post was $0.4 and $10.3, respectively. The effects of Post's participation in Ralcorp's derivative instrument program on the statements of operations for the three months ended December 31, 2011 and 2010, were losses of $2.1 and $1.0, respectively, all of which are included in "Cost of goods sold."

Note 5 – Supplemental Operations Statement Information

	Three Months Ended December 31,
	2011	2010
Advertising and promotion expenses	$31.3	$26.0
Repair and maintenance expenses	8.9	8.9
Research and development expenses	1.9	1.8
Rent expense	1.0	1.0

Note 6 – Supplemental Balance Sheet Information

	December 31, 2011	September 30, 2011
Inventories
Raw materials and supplies	$21.7	$17.2
Finished products	57.6	49.4
	$79.3	$66.6

Property, net
Land	$12.2	$12.2
Buildings and leasehold improvements	131.6	131.3
Machinery and equipment	397.6	395.3
Construction	14.8	6.3
	556.2	545.1
Accumulated depreciation	(145.2)	(133.0)
	$411.0	$412.1

Other Current Liabilities
Advertising and promotion	$10.7	$9.4
Accrued intercompany interest	18.5	6.6
Deferred income	8.2	7.7
Compensation	7.0	8.2
Miscellaneous accrued taxes	3.9	3.7
Other	1.7	1.9
	$50.0	$37.5

Other Liabilities
Pension and other postretirement benefit obligations	$106.2	$103.5
Other	1.0	1.4
	$107.2	$104.9

Note 7 – Sale of Receivables

On November 4, 2010, Post entered into an agreement to sell, on an ongoing basis, all of the trade accounts receivable of Post Foods, LLC to a wholly owned, bankruptcy-remote subsidiary of Ralcorp named Ralcorp Receivables Corporation ("RRC"). The accounts receivable of Post Foods Canada Corp. were not incorporated into the agreement and were not sold to RRC. The purchase price of the receivables sold is calculated with a discount factor of 1.18%. Post receives a fee from RRC to service the receivables (with no significant servicing assets or liabilities). For the three months ended December 31, 2011 and 2010, the discounts totaled $3.3 and $2.6, respectively, reported as a component of "Other (income) expense, net," and servicing fee income totaled $0.8 and $0.9, respectively, reported as a reduction to "Selling, general and administrative expenses." The net amount due from Ralcorp is reported as "Receivable from Ralcorp." Post terminated its agreement with RRC in December 2011.

Note 8 - Intercompany Debt

On August 4, 2008, in conjunction with the acquisition of Post, Ralcorp assumed ownership of certain debt instruments which are presented in the following table. Though Ralcorp is the legal entity obligated to repay all of the assumed debt, these debt instruments and related interest expense and interest payments have been reported in the financial statements of Post. Post Foods, LLC, along with certain other subsidiaries of Ralcorp, was a guarantor of Ralcorp's debt and that debt was collateralized in part by a pledge of 65% of the stock of Post Foods Canada Corp. In connection with the Spin-Off, Post was released from any and all obligations related to the intercompany debt including these guarantees and collateral agreements and all accrued and unpaid interest. See Note 14 for further information on the Company's indebtedness after the Spin-Off.

On August 4, 2008, Post Foods Canada Corp. issued a promissory note payable to RAH Canada Limited Partnership, a subsidiary of Ralcorp, with a principal amount of $52.0. The note incurs interest at 7.50%, payable quarterly, and has no maturity date.

On September 28, 2011, Post Foods Canada Corp. issued a promissory note payable to RH Financial Corporation, a subsidiary of Ralcorp, with a principal amount of $68.0. The note incurs interest at 1.00%, payable monthly, and matures on September 28, 2012.

The outstanding balances and related interest rates are summarized in the following table.

	December 31, 2011		September 30, 2011
	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Fixed Rate Senior Notes maturing 2018	$577.5	7.29%	$577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.83%	20.0	2.83%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
Note Payable to RAH Canada L.P.	52.0	7.50%	52.0	7.50%
Note Payable to RH Financial Corporation	68.0	1.00%	68.0	1.00%
	$784.5		$784.5
Less: Current Portion	(68.0)		(68.0)
	$716.5		$716.5

Note 9 - Commitments and Contingencies

Legal Proceedings

Post is a party to a number of legal proceedings in various federal, state and foreign jurisdictions. These proceedings are in varying stages and may proceed for protracted periods of time. Some proceedings involve complex questions of fact and law. Additionally, the operations of Post, like those of similar businesses, are subject to various federal, state, local and foreign laws and regulations intended to protect public health and the environment, including air and water quality and waste handling and disposal.

In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material, individually and in the aggregate, to Post's combined financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management and based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to Post's combined financial position, results of operations or cash flows.

Note 10 - Pension and Other Postretirement Benefits

Certain of Post's employees are eligible to participate in Ralcorp's U.S. qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Corp. The following disclosures reflect amounts related to Post employees based on separate actuarial valuations, projections and (for the U.S. plans) certain allocations. In separating amounts in the U.S. plans between Post and Ralcorp, liabilities were calculated directly based on the participants of each group. Plan contributions were allocated based on target liability plus normal cost (for funding) for each group. Investment earnings were allocated based on beginning of year projected benefit obligation for each group. Actual benefit payments were allocated based on expected benefit payments for each group. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.

Effective January 1, 2011, benefit accruals for defined benefit pension plans were frozen for all administrative employees and certain production employees.

The following tables provide the components of net periodic benefit cost for the plans.

	Three Months Ended December 31,
	2011	2010
Pension Benefits
Service Cost	$1.1	$0.9
Interest Cost	0.3	0.3
Expected return on plan assets	(0.5)	(0.4)
Amortization of net loss	0.2	0.1
Recognized prior service cost	0.1	0.1
Net periodic benefit cost	$1.2	$1.0

	Three Months Ended December 31,
	2011	2010
Other Postretirement Benefits
Service cost	$0.6	$0.6
Interest cost	1.1	0.9
Amortization of prior service cost	(0.3)	(0.3)
Amortization of net cost	0.3	0.1
Net periodic benefit cost	$1.7	$1.3

Note 11 - Related Party Transactions

Under Ralcorp's centralized cash management system, cash requirements are provided directly by Ralcorp and cash generated by Post is generally remitted directly to Ralcorp. Transaction systems (e.g. payroll, employee benefits and accounts payable) used to record and account for cash disbursements are generally provided by Ralcorp. Ralcorp also provides centralized demand planning, order management, billing, credit and collection services to Post. Transaction systems (e.g. revenues, accounts receivable and cash application) used to record and account for cash receipts are generally provided by centralized Ralcorp organizations. These Ralcorp systems are generally designed to track assets/liabilities and receipts/payments on a business specific basis.

Net revenues in the accompanying combined statements of operations represent net sales directly attributable to Post. Costs and expenses in the accompanying combined statements of operations represent direct and allocated costs and expenses related to Post. Costs for certain functions and services performed by centralized Ralcorp organizations have been allocated to Post based upon reasonable activity bases (generally volume, revenues, net assets or a combination as compared to the total of Ralcorp and Post amounts) or other reasonable methods. The combined statements of operations include expense allocations for certain manufacturing, shipping, distribution and administration costs including information systems, procurement, accounting shared services, legal, tax, human resources, payroll, credit and accounts receivable, customer service and cash management. For the three months ended December 31, 2011 and 2010, total allocated costs were $3.8 and $5.4, respectively, which are reported in "Selling, general and administrative expenses."

Post produces certain products for sale to Ralcorp. The amounts related to these transactions have been included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions which were consistent with prices of similar arm's-length transactions. Net sales related to those transactions totaled $5.0 and $2.0 in the three months ended December 31, 2011 and 2010, respectively.

Ralcorp maintains all debt obligations on a consolidated basis to fund and manage its operations. During the periods presented in these financial statements, Post had no direct debt obligations; however, Ralcorp has followed the policy of applying debt and related interest expense to the operations of Post based upon net debt assumed in the acquisition of Post from Kraft in August 2008 (see Note 8).

On September 29, 2011, Post Foods Canada Corp. issued a promissory note to Western Waffles Corp., an affiliate of Ralcorp, whereby Western Waffles Corp. became indebted to Post Foods Canada Corp. in the amount of $4.0 plus 4.0 Canadian dollars. The promissory note bore interest at the rate of 1% per annum and was payable on demand. The note was redeemed during December 2011.

These unaudited condensed combined balance sheets are presented assuming that all intercompany payables or receivables will be treated as adjustments to Ralcorp's investment except the "Receivable from Ralcorp" related to the sale of trade receivables (see Note 7) and the debt discussed in Note 8.

In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and a Transition Services Agreement, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. During the three months ended December 31, 2011, the Company did not incur any expense related to these agreements, however, the Company did incur other separation related costs of $2.7 during the period, primarily related to professional service fees related to the Spin-Off. See Note 14 for additional information on the Spin-Off.

Note 12 —Information about Geographic Areas and Major Customers

Post's products can be grouped into three primary categories of cereals: balanced, sweetened and unsweetened. Net sales by category are shown in the following table.

	Three Months Ended December 31,
	2011	2010
Balanced	$127.7	$128.2
Sweetened	56.3	54.9
Unsweetened	35.3	40.6
	$219.3	$223.7

Post's external revenues were primarily generated by sales within the United States; for the three months ended December 31, 2011 and 2010 sales to locations outside of the United States were approximately 12% of total net sales for both periods. Sales are attributed to individual countries based on the address to which the product is shipped.

As of December 31, 2011, all of Post's long-lived assets were located in the United States except for property located in Canada which has a net carrying value of approximately $54.6.

For the three months ended December 31, 2011 and 2010, one customer accounted for $46.3 and $47.8, respectively, or approximately 21% of total net sales for each respective period.

Note 13 - Investment in Partnership

On February 1, 2010, Post Foods Canada Corp. received a non-cash equity contribution from its parent in the form of ownership interest in RAH Canada Limited Partnership ("RAH Canada"). The investment was recorded at $58.6 and reflects a 48.15% ownership in the partnership. Another Ralcorp entity holds the remainder of the ownership interests. The earnings of the partnership are derived from interest on loans to the partners.

Post accounts for its investment in the partnership using the equity method. The amount of Post's net investment that represents undistributed earnings from the partnership was $0.2 and $0.9 for the three months ended December 31, 2011 and 2010, respectively. The carrying value approximates the market value of Post's investment. This equity investment in RAH Canada did not transfer to Post in the Spin-Off.

Note 14 – Subsequent Events

On February 3, 2012, Post completed its legal separation from Ralcorp via the Spin-Off. In the Spin-Off, Ralcorp shareholders of record on January 30, 2012, the record date for the distribution, received one share of Post common stock for every two shares of Ralcorp common stock held. In addition, Ralcorp retained approximately 6.8 million shares of Post common stock. On February 6, 2012, Post began regular trading on the New York Stock Exchange as an independent, public company.
Pursuant to the terms of the Separation Agreement with Ralcorp and Post Foods, LLC:

•
(i) Post borrowed $175.0 pursuant to term loan facilities, $125.0 of which was transferred to Ralcorp in the transactions described below; (ii) Ralcorp contributed all of the equity interest in Post Foods, LLC to Post in exchange for shares of Post's common stock, $65.4 of the proceeds from the term loan facilities and $775.0 aggregate principal amount of Post's 7.375% senior notes due 2022; and (iii) the Company used $59.6 of the remaining proceeds from the term loan facilities to acquire the portion of the Post cereals business operating in Canada from Post Foods Canada Corp., an indirect wholly-owned subsidiary of Ralcorp, through an asset purchase transaction;

•
all net intercompany debt and all intercompany receivables, payables, loans and other accounts between Post and its subsidiaries and Ralcorp and its subsidiaries, in existence immediately prior to the effective time were satisfied and/or settled; and

•	all intercompany agreements and all other arrangements and course of dealings in effect immediately prior to the distribution have been terminated or canceled, subject to certain exceptions.

On February 3, 2012, pursuant to the Separation Agreement, the Company, Ralcorp and certain of their respective subsidiaries entered into certain ancillary agreements, including (i) a Transition Services Agreement under which Ralcorp or certain of its subsidiaries will provide the Company with certain services for a limited time to help ensure an orderly transition following the distribution; (ii) an Employee Matters Agreement that sets forth agreements between the Company and Ralcorp as to certain employment, compensation and benefits matters; (iii) a Tax Allocation Agreement that governs rights and obligations after the Distribution with respect to matters regarding U.S. federal, state, local and foreign income taxes and other taxes, including tax liabilities and benefits, attributes, returns and contests; and (iv) a Shareholder's and Registration Rights Agreement that sets forth the obligations of the Company to effect the registration under applicable securities laws of the approximately 6.8 million shares of Post common stock retained by Ralcorp.

In connection with the Spin-Off, Post issued $775.0 of 7.375% senior notes (the "Notes") due in 2022. Post also entered into a senior secured $350.0 credit facility (the "Credit Facility").

On February 3, 2012, the Company issued the Notes in an aggregate principal amount of $775.0 to Ralcorp pursuant to a contribution agreement in connection with the internal reorganization. The Notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee. Interest payments on the Notes are due semi-annually each February 15 and August 15, with the first interest payment due on August 15, 2012. The maturity date of the Notes is February 15, 2022.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). As of February 3,

2012, our only domestic subsidiary (and therefore the only subsidiary guarantor) was Post Foods, LLC. Our foreign subsidiaries will not guarantee the notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).

The Notes are subject to a registration rights agreement under which the Company and its subsidiary guarantors have agreed to file an exchange offer registration statement registering exchange notes with the SEC that have substantially identical terms as the notes on or prior to the 290th calendar day after February 3, 2012, the closing date of the offering, and to use commercially reasonable efforts to have the registration statement declared effective on or prior to the 360th calendar day following the closing of the offering. The Company and its subsidiary guarantors also agreed to file and to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to the resale of the notes under certain circumstances.

The Credit Facility provides for (i) a revolving credit facility in a principal amount of $175.0, which was fully unfunded at the time of the Spin-Off, and (ii) a term loan facility in an aggregate principal amount of $175.0. Each of the revolving credit and term loan facilities must be repaid on or before February 3, 2017.

Borrowings under the Credit Facility bear interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for Base Rate-based loans, depending upon the Company's consolidated leverage ratio. In addition, the Credit Facility requires amortization repayments of the term loan facility as follows: quarterly payments from June 30, 2012 through December 31, 2012 each in the amount of $2.2, quarterly payments from March 31, 2013 through December 31, 2013 each in the amount of $4.4, quarterly payments from March 31, 2014 through December 31, 2014 each in the amount of $6.6 and quarterly payments from March 31, 2015 through December 31, 2016 each in the amount of $8.8. Any remaining principal balance under the Credit Facility would be payable at the maturity date.

The Credit Facility contains customary affirmative and negative covenants for agreements of this type. The Credit Facility also contains customary financial covenants including (i) a maximum consolidated leverage ratio initially set at 5.50 to 1.00 and stepping down to 5.25 to 1.00 on October 1, 2012, 5.00 to 1.00 on October 1, 2013, 4.75 to 1.00 on October 1, 2014 and 4.50 to 1.00 on October 1, 2015, and (ii) a minimum interest expense coverage ratio initially set at 2.50 to 1.00 and then increasing to 2.75 to 1.00 on October 1, 2014.

The Credit Facility provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other material indebtedness, certain events of bankruptcy and insolvency, the occurrence of certain judgments or attachments in excess of $25.0, change in control and certain ERISA events. Upon the occurrence of an event of default, the Agent may, and at the request of lenders holding more than 50% in principal amount of lender commitments and outstanding loans under the Credit Facility will, cause the maturity of the loans to be accelerated.

The Company's obligations under the Credit Facility are unconditionally guaranteed by each of its existing and subsequently acquired or organized domestic subsidiaries. As of this date, the only domestic subsidiary (and therefore the only subsidiary guarantor) is Post Foods, LLC. The Credit Facility is secured by security interests and liens on substantially all of the assets of the Company and Post Foods, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the combined operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with unaudited condensed combined financial statements and notes thereto of Post Holdings, Inc. included herein and the Form 10 filed with the Securities and Exchange Commission (the "SEC") on January 25, 2012 and declared effective by the SEC on January 26, 2012. The terms "our," "we," "us," "Company" and "Post" as used herein refer to the Branded Cereal Products business segment of Ralcorp Holdings, Inc. that now comprises the operations of Post Holdings, Inc. and its combined subsidiaries as a result of Post Holdings, Inc.'s legal separation from Ralcorp Holdings, Inc. ("Ralcorp") via a tax-free spin-off (the "Spin-Off") transaction on February 3, 2012. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes identified by the use of terms and phrases such as "believe," "should," "expect," "project," "estimate," "anticipate," "intend," "plan," "will," "can," "may" or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following items:

•	the impact of our separation from Ralcorp and risks relating to our ability to operate effectively as a stand-alone, publicly traded company, including, without limitation:

◦	our high leverage and substantial debt, including covenants that will restrict the operation of our business;

◦	our ability to achieve benefits from our separation;

◦	our obligations to indemnity Ralcorp if the separation is taxable under certain circumstances;

◦	restrictions on our taking certain actions due to tax rules and covenants with Ralcorp;

•	changes in our cost structure, management, financing and business operations following the separation;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our product market against manufacturers of both branded and private label cereal products and our ability to retain our market position;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in consumer demand for ready-to-eat cereals;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations;

•	disruptions or inefficiencies in supply chain;

•	fluctuations in foreign currency exchange rates;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plan;

•	loss of key employees;

•	labor strikes or work stoppages by our employees;

•	changes in weather conditions, natural disasters and other events beyond our control; and

•	business disruptions caused by information technology failures.

Business

We are a manufacturer, marketer and distributor of branded ready-to-eat cereals in the United States and Canada. Our products are manufactured through a flexible production platform consisting of four owned primary facilities and sold through a variety of channels such as grocery stores, mass merchandisers, club stores, and drug stores. Our portfolio of brands includes diverse offerings such as Honey Bunches of Oats, Pebbles, Great Grains, Grape-Nuts, Shredded Wheat, Post Raisin Bran, Golden Crisp, Alpha-Bits, and Honeycomb.

Results of Operations

The following discussion compares our operating results for the three months ended December 31, 2011 with the three months ended December 31, 2010.

The following table summarizes the operational results for the periods indicated (dollars in millions).

	Three Months Ended December 31,
	2011	2010
Net Sales	$219.3	$223.7
Operating Profit	31.3	49.0
Net Earnings	12.8	23.4

Three months ended December 31, 2011 compared to three months ended December 31, 2010

Net Sales

Net sales for the three months ended December 31, 2011 decreased $4.4 million or 2% from the prior year comparable period primarily driven by a 3% decline in overall volumes which was partially offset by higher net selling prices. Volumes were down across most of the Post brand portfolio driven by lower trade spending compared to the trade spending levels a year ago with the exception of Great Grains which experienced a 13% volume increase supported by a national advertising campaign to re-launch the brand.

Percentage volume changes for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 were as follows:

Honey Bunches of Oats	(4)%
Pebbles	(4)%
Other	(2)%
Total	(3)%

Margins

	Three Months Ended December 31,
	2011	2010
	(% of net sales)
Gross Profit	44.7%	48.3%
Selling, general and administrative expenses	29.0%	24.5%
Amortization of intangible assets	1.5%	1.4%
Operating Profit	14.3%	21.9%

Gross profit margins decreased by 3.6 percentage points for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Gross profit margin was negatively impacted due to $5.0 million of higher raw material costs (primarily wheat, nuts and corn) and $3.5 million of unfavorable manufacturing costs due to unfavorable fixed cost absorption from lower production volumes.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased by 4.5 percentage points. SG&A was negatively impacted by $2.7 million of costs incurred to effect the separation of Post from Ralcorp during the three months ended December 31, 2011. Excluding the effect of these costs, SG&A as a percentage of net sales increased from 24.5% in 2010 to 27.7% in 2011, this increase was driven primarily by $5.3 million of increased advertising costs from our national advertising campaign to support the Great Grains brand re-launch as well as increased spending to support the Pebbles and Honey Bunches of Oats brands.

Intercompany Interest Expense

Intercompany interest expense was $13.0 million and $12.9 million for the three months ended December 31, 2011 and 2010, respectively. Average long-term intercompany debt levels remained virtually unchanged during these time periods, and consisted of debt obligations assumed by Ralcorp from Kraft in the August 2008 acquisition and other intercompany notes. At the time of the separation of Post from Ralcorp, all intercompany debt and related intercompany accrued interest was settled. In connection with the separation, we incurred significant new third party indebtedness. See Note 14 in this document for further discussion and further discussion below in "Liquidity and Capital Resources."

Income Taxes

Income tax expense was $6.1 million, which represents an effective income tax rate of 32.3%, for the three months ended December 31, 2011 compared to an expense of $11.0 million and an effective income tax rate of 32.0%, for the three months ended December 31, 2010. The decrease in income tax expense was primarily driven primarily by lower earnings before taxes.

The effective tax rate for both periods is favorably impacted as compared to statutory rates primarily due to the effects of the Domestic Production Activities Deduction ("DPAD"), along with minor effects of shifts between the relative amounts of domestic and foreign income. The DPAD is a U.S. federal deduction of a percentage of taxable income from domestic manufacturing. Taxable income is affected by not only pre-tax book income, but also temporary differences in the timing and amounts of certain tax deductions, including depreciation of property, and postretirement benefits.

LIQUIDITY AND CAPITAL RESOURCES

Our financial resources have historically been provided by Ralcorp, which has managed cash and cash equivalents on a centralized basis. Under Ralcorp's centralized cash management system, cash requirements are provided directly by Ralcorp and cash generated by Post is generally remitted directly to Ralcorp. Transaction systems (e.g. payroll, employee benefits, and accounts payable) used to record and account for cash disbursements are generally provided by Ralcorp. Cash receipts associated with our business have historically been transferred to Ralcorp on a daily basis and Ralcorp has funded our cash disbursements. On November 4, 2010, Post entered into an agreement to sell trade accounts receivable of Post Foods, LLC to a wholly owned subsidiary of Ralcorp Holdings, Inc. named Ralcorp Receivables Corporation ("RRC"). As of September 30, 2011, RRC owed Post $41.3 million (recorded as Receivable from Ralcorp) related to the sale of receivables. During the three months ended December 31, 2011, Post terminated this agreement and as of December 31, 2011 has no receivables outstanding from RRC. Intercompany debt was $784.5 million at December 31, 2011 and September 30, 2011, respectively. All intercompany accounts between Post and Ralcorp were settled immediately prior to the separation.

In connection with the Spin-Off, we incurred approximately $950.0 million of new indebtedness, consisting of $175.0 million aggregate principal amount of borrowings under a senior secured term loan facility and $775.0 million in aggregate principal amount of senior notes. We did not receive any proceeds from the senior notes, which were issued to Ralcorp in connection with the separation. The proceeds from the term loan facility were transferred to Ralcorp to acquire the assets of the Canadian operations of the Post cereals business. We retained approximately $32 million after payment of fees and expenses relating to the financing transactions. We also have a $175.0 million revolving credit facility that was unfunded at the time of the separation.

Historically, we have generated positive cash flows from operations. As an independent public company we expect to continue to generate positive cash flows from operations, supported by favorable operating income margins. We believe our cash flows from operations and our credit facilities will be sufficient to satisfy our working capital, research and development, capital expenditures, pension contributions and other financing requirements for the next 12 months and for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives which may not be on terms favorable to us.

Short-term financing needs are primarily for financing of working capital and required prepayments of the term loan facility, which are expected to be minimal over the next 12 months. Long-term financing needs will depend largely on the need to fund potential growth opportunities, which may include, but is not limited to, capital expansion and acquisition activity.

Sources and Use of Cash

The following table presents our cash flows for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2011	2010
Cash provided by (used in):
Operating activities	$26.2	$36.5
Investing activities	(9.1)	(3.3)
Financing activities	(6.0)	(34.2)
Effect of exchange rates on cash and cash equivalents	0.1	0.2
Net increase (decrease) in cash and cash equivalents	$11.2	$(0.8)

Operating activities.

Cash provided by operating activities for the three months ended December 31, 2011 decreased by $10.3 million compared to the three months ended December 31, 2010 primarily driven by lower operating profit, partially offset by favorable changes in working capital. Changes in working capital were primarily driven by timing of payment on accrued obligations, including trade and promotional spending, along with increased collections of deferred revenue.

Investing activities.

Cash used in investing activities for the three months ended December 31, 2011 increased by $5.8 million compared to the three months ended December 31, 2010. The increase was driven primarily by the purchase of a corporate office building and related furniture and fixtures.

Financing activities.

Cash used in financing activities for the three months ended December 31, 2011 decreased $28.2 million compared to the three months ended December 31, 2010 primarily due to transfers to and from Ralcorp. The components of net transfers include cash deposits from Post to Ralcorp and cash borrowings received from Ralcorp used to fund operations or capital expenditures and allocation for Ralcorp's corporate expenses.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed combined financial statements are discussed in more detail in Note 2 to the Notes to the Combined Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Estimates" included in our Form 10, as filed with the SEC on January 25, 2012. There have been no significant changes to our critical accounting policies during the three months ended December 31, 2011.

The carrying value of intangible assets represents the fair value of goodwill, trademarks, trade names and other acquired intangibles. Intangibles and goodwill expected to contribute indefinitely to our cash flows are not amortized, but we review them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairments to intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could negatively impact our net worth and could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations. During fiscal years 2011 and 2010 we have incurred impairment losses related to goodwill and trademark intangible assets, and we could have additional impairments in the future.
For information on recently adopted and recently issued accounting pronouncements, please refer to Note 2 of Notes to the Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of December 31, 2011, we had $784.5 million of outstanding intercompany loans bearing interest between 1% and 7.5%, $20.0 million of which bears variable interest at a rate of 3-month LIBOR plus 2.54%, adjusted quarterly.

In connection with the separation we incurred new indebtedness through our issuance of $775.0 million of senior notes (the "Notes") and our entrance into a senior secured credit facility (the "Credit Facility") for $350.0 million which consists of a $175.0 million term loan and an unfunded revolving credit facility with $175.0 million of capacity.

The Notes bear fixed rate interest of 7.375% per annum. Interest payments on the Notes are due semi-annually each February 15 and August 15, with the first interest payment due on August 15, 2012. The maturity date of the Notes is February 15, 2022.

Borrowings under the Credit Facility bear interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for Base Rate-based loans, depending upon the Company's consolidated leverage ratio.

See Notes 8 and 14 of the Notes to Financial Statements for further information on outstanding intercompany obligations and debt instruments issued after the date of the financial statements contained in this report.

There have been no material changes in our assessment of market risk sensitivity since our presentation of "Quantitative and Qualitative Disclosures About Market Risk," in our Form 10, as filed with the SEC on January 25, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on management's evaluation as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse affect on our combined financial position, results of operation, or cash flows.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Form 10, filed with the SEC on January 25, 2012, as of and for the year ended September 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
2.1*
Separation and Distribution Agreement dated as of February 2, 2012 by and among Ralcorp Holdings, Inc., the Company and Post Foods, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 8, 2012)

2.2*
Transition Services Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on February 8, 2012)

2.3*
Employee Matters Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on February 8, 2012)

2.4	Contribution Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.4 to the Company’s Form 8-K filed on February 8, 2012)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 2, 2012)

3.3	Certificate of Designations for Series A Junior Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on February 2, 2012)

4.1
Shareholder Protection Rights Agreement with Computershare Trust Company, N.A., as rights agent, dated February 2, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 2, 2012)

4.2
Indenture dated as of February 3, 2012 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

4.3
Registration Rights Agreement dated as of February 3, 2012, by and among the Company, Post Foods, LLC, and Barclays Capital Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 8, 2012)

10.1	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Form 10, filed January 9, 2012)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed January 25, 2012)

10.3	Post Holdings, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)

10.4	Form of Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.4 1 to the Company’s Form 8-K filed on February 2, 2012)

10.5	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 2, 2012)

10.6	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)

10.7	Form of Non-Management Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 2, 2012)

10.8	Post Holdings, Inc. Deferred Compensation Plan for Key Employees, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 2, 2012)

10.9	Post Holdings, Inc. Executive Savings Investment Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 2, 2012)

10.10	Post Holdings, Inc. Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 2, 2012)

10.11	Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as amended (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on February 2, 2012)

10.12
Tax Allocation Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 8, 2012)

10.13
Shareholder’s and Registration Rights Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 8, 2012)

10.14
Credit Agreement dated as of February 3, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 8, 2012)

21.1	Subsidiaries of the Company

31.1	Certification of CEO pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement, dated January 27, 2012 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2012 (Film No. 12553472))

101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2011 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Post Holdings, Inc.

Date:	March 8, 2012	By: /s/ Robert V. Vitale

Robert V. Vitale
Chief Financial Officer