Form 10-Q/A
period 2011-12-31
Post Holdings, Inc.
filed 2012-09-14
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Form 10-Q/A (the "Amended Filing") of Post Holdings, Inc. amends our quarterly report on Form 10-Q for the quarter ended December 31, 2011, which was originally filed on March 8, 2012 (the "Original Filing"). This Amended Filing is being filed for the purpose of restating goodwill and net investment of Ralcorp in the Financial Statements included in Item 1 and Controls and Procedures in Item 4, as well as for currently dated certifications from our principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Additionally, in this Amended Filing the Company is revising the Financial Statements in Item 1 for the quarter ended December 31, 2010 to correct an immaterial clerical error related to a derivative hedging program. This Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement and revision. The certifications of our principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2 and 32.1. For a discussion of the adjustments made as a result of the restatement and revision see Note 1 of Notes to Condensed Combined Financial Statements included in "Part I - Item 1 - Financial Statements." This Amended Filing speaks as of the date of the Original Filing and has not been updated to reflect events occurring after the date of the Original Filing. There have been no significant subsequent events since the date of the Original Filing.

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q/A

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.

POST HOLDINGS, INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2011	2010
		As Revised
Net Sales	$219.3	$223.7
Cost of goods sold	121.3	113.9
Gross Profit	98.0	109.8
Selling, general and administrative expenses	63.5	54.9
Amortization of intangible assets	3.2	3.1
Other operating expenses, net	—	1.0
Operating Profit	31.3	50.8
Intercompany interest expense, net	13.0	12.9
Other (income) expense, net	(0.6)	1.7
Earnings before Income Taxes	18.9	36.2
Income tax expense	6.1	11.6
Net Earnings	$12.8	$24.6

Earnings per share (Note 1):
Basic and Diluted	$0.37	$0.72

Weighted-Average Common Shares Outstanding:
Basic and Diluted	34.4	34.4

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

POST HOLDINGS, INC.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2011	2010
		As Revised
Net Earnings	$12.8	$24.6
Foreign currency translation adjustments	(0.1)	2.6
Total Comprehensive Income	$12.7	$27.2

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

POST HOLDINGS, INC.
CONDENSED COMBINED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2011	September 30, 2011
Assets	As Restated	As Restated
Current Assets
Cash and cash equivalents	$12.9	$1.7
Accounts receivable, net	52.9	10.1
Receivable from Ralcorp	—	41.3
Inventories	79.3	66.6
Deferred income taxes	3.8	3.8
Prepaid expenses and other current assets	2.1	4.0
Intercompany notes receivable	—	7.8
Total Current Assets	151.0	135.3
Property, net	411.0	412.1
Goodwill	1,366.4	1,366.2
Other intangible assets, net	745.5	748.6
Investment in partnership	60.4	60.2
Other assets	1.4	0.8
Total Assets	$2,735.7	$2,723.2

Liabilities and Ralcorp Equity
Current Liabilities
Short-term intercompany debt	$68.0	$68.0
Accounts payable	30.7	28.8
Other current liabilities	50.0	37.5
Total Current Liabilities	148.7	134.3
Long-term intercompany debt	716.5	716.5
Deferred income taxes	328.9	332.8
Other liabilities	107.2	104.9
Total Liabilities	1,301.3	1,288.5

Ralcorp Equity
Net investment of Ralcorp	1,438.1	1,438.3
Accumulated other comprehensive loss	(3.7)	(3.6)
Total Ralcorp Equity	1,434.4	1,434.7
Total Liabilities and Ralcorp Equity	$2,735.7	$2,723.2

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

POST HOLDINGS, INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities:		As Revised
Net earnings	$12.8	$24.6
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	14.9	14.6
Stock based compensation	0.8	0.5
Deferred income taxes	(3.9)	(4.6)
Other, net	(0.4)	3.2
Net changes in operating assets and liabilities:
Accounts receivable, net	(42.5)	38.0
Receivable from Ralcorp	41.3	(39.1)
Inventories	(12.5)	(10.6)
Prepaid expenses and other current and non-current assets	1.9	1.7
Accounts payable and other current and non-current liabilities	13.8	9.4
Net cash provided by operating activities	26.2	37.7

Cash Flows from Investing Activities:
Payments for capital expenditures	(9.1)	(3.3)
Net cash used in investing activities	(9.1)	(3.3)

Cash Flows from Financing Activities:
Change in net investment of Ralcorp	(13.8)	(35.4)
Changes in intercompany debt	7.8	—
Net cash used in financing activities	(6.0)	(35.4)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.2
Net increase (decrease) in cash and cash equivalents	11.2	(0.8)
Cash and cash equivalents, beginning of period	1.7	4.8
Cash and cash equivalents, end of period	$12.9	$4.0

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

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q/A to "Post," "the Company," "us," "our" or "we" mean Post Holdings, Inc. and its combined subsidiaries, and for periods prior to the Spin-Off from Ralcorp, the Branded Cereal Business of Ralcorp.

Restatement and Revision

For the year ended September 30, 2011, and as reflected in the Company's combined financial statements included in the Company's Form 10, filed with the SEC on January 25, 2012, the Company recorded a $364.8 non-cash goodwill impairment charge. In May of 2012, Ralcorp determined that the goodwill impairment calculation performed in the fourth quarter of fiscal 2011 excluded certain net deferred tax assets, which resulted in an overstatement of the net deferred tax liabilities, when determining the fair value of the net assets of the Company. The exclusion of the deferred tax items from the calculation resulted in the impairment charge being understated by $63.0 in the carve-out financial statements of the Company for the year ended September 30, 2011. The impairment charge is not deductible for tax purposes and therefore, does not impact income tax expense. While the effects of the restatement did not impact the Company's combined statement of operations for the three months ended December 31, 2011, goodwill and net investment of Ralcorp in the accompanying December 31, 2011 combined balance sheet were both reduced by $63.0.
In the preparation of the March 31, 2012 Form 10-Q in April of 2012, the Company identified an immaterial clerical error in which the Company recorded a $0.9 hedging loss during three months ended December 31, 2010 which should have correctly been recorded as a $0.9 hedging gain for the three months ended December 31, 2010. The Company increased income tax expense by $0.6 for the three months ended December 31, 2010 to correspond with increased earnings before income taxes resulting from the correction of the immaterial clerical error. The impact of the revision was a decrease in cost of goods sold of $1.8, an increase in gross profit, operating profit and earnings before taxes of $1.8, an increase in income tax expense of $0.6 and an increase in net income and other comprehensive income of $1.2
As a result, in this Form 10-Q/A, the Company is restating its combined statement of financial position as of December 31, 2011 and September 30, 2011 to recognize the adjustment to goodwill and net investment of Ralcorp to reflect the fiscal 2011 impairment charge adjustment and is revising its statement of operations, statement of comprehensive income, and statement of cash flows and related disclosures for the three months ended December 31, 2010 to reflect the correction of the hedging adjustment and related income tax expense impact.

The following tables represent the impact of restatement adjustments on the Company's Combined Balance Sheet as of December 31, 2011, and September 30, 2011.

	As of December 31, 2011
	Previously Reported	Restatement Adjustment	Restated
Assets
Current Assets
Cash and cash equivalents	$12.9	$—	$12.9
Accounts receivable, net	52.9	—	52.9
Receivable from Ralcorp	—	—	—
Inventories	79.3	—	79.3
Deferred income taxes	3.8	—	3.8
Prepaid expenses and other current assets	2.1	—	2.1
Intercompany notes receivable	—	—	—
Total Current Assets	151.0	—	151.0
Property, net	411.0	—	411.0
Goodwill	1,429.4	(63.0)	1,366.4
Other intangible assets, net	745.5	—	745.5
Investment in partnership	60.4	—	60.4
Other assets	1.4	—	1.4
Total Assets	$2,798.7	$(63.0)	$2,735.7

Liabilities and Ralcorp Equity
Current Liabilities
Short-term intercompany debt	$68.0	$—	$68.0
Accounts payable	30.7	—	30.7
Other current liabilities	50.0	—	50.0
Total Current Liabilities	148.7	—	148.7
Long-term intercompany debt	716.5	—	716.5
Deferred income taxes	328.9	—	328.9
Other liabilities	107.2	—	107.2
Total Liabilities	1,301.3	—	1,301.3

Ralcorp Equity
Net investment of Ralcorp	1,501.1	(63.0)	1,438.1
Accumulated other comprehensive loss	(3.7)	—	(3.7)
Total Ralcorp Equity	1,497.4	(63.0)	1,434.4
Total Liabilities and Ralcorp Equity	$2,798.7	$(63.0)	$2,735.7

	As of September 30, 2011
	Previously Reported	Restatement Adjustment	Restated
Assets
Current Assets
Cash and cash equivalents	$1.7	$—	$1.7
Accounts receivable, net	10.1	—	10.1
Receivable from Ralcorp	41.3	—	41.3
Inventories	66.6	—	66.6
Deferred income taxes	3.8	—	3.8
Prepaid expenses and other current assets	4.0	—	4.0
Intercompany notes receivable	7.8	—	7.8
Total Current Assets	135.3	—	135.3
Property, net	412.1	—	412.1
Goodwill	1,429.2	(63.0)	1,366.2
Other intangible assets, net	748.6	—	748.6
Investment in partnership	60.2	—	60.2
Other assets	0.8	—	0.8
Total Assets	$2,786.2	$(63.0)	$2,723.2

Liabilities and Ralcorp Equity
Current Liabilities
Short-term intercompany debt	$68.0	$—	$68.0
Accounts payable	28.8	—	28.8
Other current liabilities	37.5	—	37.5
Total Current Liabilities	134.3	—	134.3
Long-term intercompany debt	716.5	—	716.5
Deferred income taxes	332.8	—	332.8
Other liabilities	104.9	—	104.9
Total Liabilities	1,288.5	—	1,288.5

Ralcorp Equity
Net investment of Ralcorp	1,501.3	(63.0)	1,438.3
Accumulated other comprehensive loss	(3.6)	—	(3.6)
Total Ralcorp Equity	1,497.7	(63.0)	1,434.7
Total Liabilities and Ralcorp Equity	$2,786.2	$(63.0)	$2,723.2

The following table represents the impact of revision adjustments on the Company's Combined Statement of Operations for the three months ended December 31, 2010.

	Three months ended December 31, 2010
	Previously Reported	Revision Adjustment	Revised

Net Sales	$223.7	$—	$223.7
Cost of goods sold	115.7	(1.8)	113.9
Gross Profit	108.0	1.8	109.8
Selling, general and administrative expenses	54.9	—	54.9
Amortization of intangible assets	3.1	—	3.1
Other operating expenses, net	1.0	—	1.0
Operating Profit	49.0	1.8	50.8
Intercompany interest expense, net	12.9	—	12.9
Other (income) expense, net	1.7	—	1.7
Earnings before Income Taxes	34.4	1.8	36.2
Income tax expense	11.0	0.6	11.6
Net Earnings	$23.4	$1.2	$24.6

Earnings per share:
Basic and Diluted	$0.68	$0.04	$0.72

Weighted-Average Common Shares Outstanding:
Basic and Diluted	34.4	34.4	34.4
The following table represents the impact of revision adjustments on the Company's Combined Statement of Comprehensive Income for the three months ended December 31, 2010.

	Three months ended December 31, 2010
	Previously Reported	Revision Adjustment	Revised

Net Earnings	$23.4	$1.2	$24.6
Foreign currency translation adjustments	2.6	—	2.6
Total Comprehensive Income	$26.0	$1.2	$27.2

The following table represents the impact of restatement adjustments on the Company's Combined Statement of Cash Flows for the three months ended December 31, 2010.

	Three months ended December 31, 2010
	Previously Reported	Revision Adjustment	Revised
Cash Flows from Operating Activities:
Net earnings	$23.4	$1.2	$24.6
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	14.6	—	14.6
Stock based compensation	0.5	—	0.5
Deferred income taxes	(4.6)	—	(4.6)
Other, net	3.2	—	3.2
Net changes in operating assets and liabilities:
Accounts receivable, net	38.0	—	38.0
Receivable from Ralcorp	(39.1)	—	(39.1)
Inventories	(10.6)	—	(10.6)
Prepaid expenses and other current and non-current assets	1.7	—	1.7
Accounts payable and other current and non-current liabilities	9.4	—	9.4
Net cash provided by operating activities	36.5	1.2	37.7

Cash Flows from Investing Activities:
Payments for capital expenditures	(3.3)	—	(3.3)
Net cash used in investing activities	(3.3)	—	(3.3)

Cash Flows from Financing Activities:
Change in net investment of Ralcorp	(34.2)	(1.2)	(35.4)
Net cash used in financing activities	(34.2)	(1.2)	(35.4)
Effect of exchange rate changes on cash and cash equivalents	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	(0.8)	—	(0.8)
Cash and cash equivalents, beginning of period	4.8	—	4.8
Cash and cash equivalents, end of period	$4.0	$—	$4.0

Basis of Presentation

These unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), under the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), and on a basis substantially consistent with the audited combined financial statements of the Company as of and for the fiscal year ended September 30, 2011. These unaudited combined financial statements should be read in conjunction with such audited combined financial statements, which are included in the Company’s Current Report on Form 8-K/A filed with the SEC on September 14, 2012. Those financial statements restated the audited combined financial statements of the Company filed on Form 10 for the fiscal year ended September 30, 2011, as filed with the SEC on January 25, 2012. The aforementioned financial statements present the historical combined results of operations, comprehensive income, financial position, cash flows and equity of the Branded Cereal Business of Ralcorp, which includes Post Foods, LLC and Post Foods Canada Corp., which now comprise the operations of the Company. All intercompany balances and transactions between Post entities have been eliminated. Transactions between Post and Ralcorp are included in these financial statements, see Notes 7, 8, 11 and 13 for further information on transactions with Ralcorp. The Condensed Combined Balance Sheet data as of September 30, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

During the three months ended December 31, 2011 and 2010, Post's participation in Ralcorp's derivative instrument program consisted of commodity contracts (options, futures and swaps) used as cash flow or economic hedges on raw material and fuel purchases. The fair value of the derivative instruments have not been reflected in Post's balance sheet because Post is not legally a party to the underlying derivative instruments and because there are no significant instruments that are allocable only to Post. As of December 31, 2011 and September 30, 2011, the amount of Ralcorp's net derivative liability that was related to Post was $0.4 and $10.3, respectively. The effects of Post's participation in Ralcorp's derivative instrument program on the statements of operations for the three months ended December 31, 2011 and 2010, were losses/(gains) of $2.1 and ($0.8) (as revised), respectively, all of which are included in "Cost of goods sold."

Note 5 – Supplemental Operations Statement Information

	Three Months Ended December 31,
	2011	2010
Advertising and promotion expenses	$31.3	$26.0
Repair and maintenance expenses	8.9	8.9
Research and development expenses	1.9	1.8
Rent expense	1.0	1.0

Note 6 – Supplemental Balance Sheet Information

	December 31, 2011	September 30, 2011
Inventories
Raw materials and supplies	$21.7	$17.2
Finished products	57.6	49.4
	$79.3	$66.6

Property, net
Land	$12.2	$12.2
Buildings and leasehold improvements	131.6	131.3
Machinery and equipment	397.6	395.3
Construction	14.8	6.3
	556.2	545.1
Accumulated depreciation	(145.2)	(133.0)
	$411.0	$412.1

	December 31, 2011	September 30, 2011
Other Current Liabilities
Advertising and promotion	$10.7	$9.4
Accrued intercompany interest	18.5	6.6
Deferred income	8.2	7.7
Compensation	7.0	8.2
Miscellaneous accrued taxes	3.9	3.7
Other	1.7	1.9
	$50.0	$37.5

Other Liabilities
Pension and other postretirement benefit obligations	$106.2	$103.5
Other	1.0	1.4
	$107.2	$104.9

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

For the three months ended December 31, 2011 and 2010, one customer accounted for $47.8 and 46.3, respectively, or approximately 21% of total net sales for each respective period.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion summarizes the significant factors affecting the combined operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with unaudited condensed combined financial statements and notes thereto of Post Holdings, Inc. included herein and included in the Company's Current Report on Form 8-K/A filed with the SEC on September 14, 2012, which restated the fiscal 2011 audited financial statements of the Company filed on the Form 10 filed with the Securities and Exchange Commission (the "SEC") on January 25, 2012 and declared effective by the SEC on January 26, 2012. The terms "our," "we," "us," "Company" and "Post" as used herein refer to the Branded Cereal Products business segment of Ralcorp Holdings, Inc. that now comprises the operations of Post Holdings, Inc. and its combined subsidiaries as a result of Post Holdings, Inc.'s legal separation from Ralcorp Holdings, Inc. ("Ralcorp") via a tax-free spin-off (the "Spin-Off") transaction on February 3, 2012. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes identified by the use of terms and phrases such as "believe," "should," "expect," "project," "estimate," "anticipate," "intend," "plan," "will," "can," "may" or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following items:

•	the impact of our recent restatement of our financial statements;

•	the impact of our separation from Ralcorp and risks relating to our ability to operate effectively as a stand-alone, publicly traded company, including, without limitation:

◦	our high leverage and substantial debt, including covenants that will restrict the operation of our business;

◦	our ability to achieve benefits from our separation;

◦	our obligations to indemnify Ralcorp if the separation is taxable under certain circumstances;

◦	restrictions on our taking certain actions due to tax rules and covenants with Ralcorp;

•	changes in our cost structure, management, financing and business operations following the separation;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our product market against manufacturers of both branded and private label cereal products and our ability to retain our market position;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in consumer demand for ready-to-eat cereals;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations;

•	disruptions or inefficiencies in supply chain;

•	fluctuations in foreign currency exchange rates;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plan;

•	loss of key employees;

•	labor strikes or work stoppages by our employees;

•	changes in weather conditions, natural disasters and other events beyond our control; and

•	business disruptions caused by information technology failures.

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

Restatement and Revision

As discussed in Note 1 to the Condensed Combined Financial Statements, we restated our combined statement of financial position as of December 31, 2011 and September 30, 2011 to recognize the adjustment to goodwill and net investment of Ralcorp to reflect the fiscal 2011 impairment charge (See Note 1.)
Additionally, as discussed in Note 1 to the Condensed Combined Financial Statements, in connection with the preparation of the second quarter 2012 financial statements we identified an immaterial clerical error in which we recorded a $0.9 hedging loss during three months ended December 31, 2010 which should have correctly been recorded as a $0.9 hedging gain for the three months ended December 31, 2010. This adjustment has been corrected as a decrease to Cost of Goods Sold for the three months ended December 31, 2011. As a result, we have also increased income tax expense by $0.6 for the three months ended December 31, 2010 to correspond with increased earnings before income taxes resulting from the correction of the immaterial clerical error.
Results of Operations

The following discussion compares our operating results for the three months ended December 31, 2011 with the three months ended December 31, 2010.

The following table summarizes the operational results for the periods indicated (dollars in millions).

	Three Months Ended December 31,
	2011	2010
		As Revised
Net Sales	$219.3	$223.7
Operating Profit	31.3	50.8
Net Earnings	12.8	24.6

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

Percentage volume changes for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 were as follows:

Honey Bunches of Oats	(4)%
Pebbles	(4)%
Other	(2)%
Total	(3)%

Margins

	Three Months Ended December 31,
	2011	2010
		As Revised
	(% of net sales)
Gross Profit	44.7%	49.1%
Selling, general and administrative expenses	29.0%	24.5%
Amortization of intangible assets	1.5%	1.4%
Operating Profit	14.3%	22.7%

Gross profit margins decreased by 4.4 percentage points (as revised) for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Gross profit margin was negatively impacted due to $3.2 million (as revised) of higher raw material costs (primarily wheat, nuts and corn) and $3.5 million of unfavorable manufacturing costs due to unfavorable fixed cost absorption from lower production volumes.

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

Income Taxes

Income tax expense was $6.1 million, which represents an effective income tax rate of 32.3%, for the three months ended December 31, 2011 compared to an expense of $11.6 million (as revised) and an effective income tax rate of 32.0%, for the three months ended December 31, 2010. The decrease in income tax expense was primarily driven primarily by lower earnings before taxes.

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

Sources and Use of Cash

The following table presents our cash flows for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2011	2010
		As Revised
Cash provided by (used in):
Operating activities	$26.2	$37.7
Investing activities	(9.1)	(3.3)
Financing activities	(6.0)	(35.4)
Effect of exchange rates on cash and cash equivalents	0.1	0.2
Net increase (decrease) in cash and cash equivalents	$11.2	$(0.8)

Operating activities.

Cash provided by operating activities for the three months ended December 31, 2011 decreased by $11.5 million (as revised) compared to the three months ended December 31, 2010 primarily driven by lower operating profit, partially offset by favorable changes in working capital. Changes in working capital were primarily driven by timing of payment on accrued obligations, including trade and promotional spending, along with increased collections of deferred revenue.

Investing activities.

Cash used in investing activities for the three months ended December 31, 2011 increased by $5.8 million compared to the three months ended December 31, 2010. The increase was driven primarily by the purchase of a corporate office building and related furniture and fixtures.

Financing activities.

Cash used in financing activities for the three months ended December 31, 2011 decreased $29.4 million (as revised) compared to the three months ended December 31, 2010 primarily due to transfers to and from Ralcorp. The components of net transfers include cash deposits from Post to Ralcorp and cash borrowings received from Ralcorp used to fund operations or capital expenditures and allocation for Ralcorp's corporate expenses.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed combined financial statements are discussed in more detail in Note 2 to the Notes to the Combined Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Estimates" included in our Current Report filed on Form 8-K/A filed with the SEC on September 14, 2012, which restated the fiscal 2011 audited combined financial statements filed on Form 10 for the fiscal year ended September 30, 2011, as filed with the SEC on January 25, 2012. There have been no significant changes to our critical accounting policies during the three months ended December 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

Restatement and Revision

On May 4, 2012, the Audit Committee of the Board of Directors of Ralcorp Holdings, Inc. ("Ralcorp"), upon the recommendation of Ralcorp's management, concluded that the previously issued fiscal 2011 financial statements contained in Ralcorp's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and the first quarter fiscal 2012 financial statements included in Ralcorp's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 should not be relied upon because of errors in those financial statements, and that Ralcorp would restate those financial statements to make the necessary accounting corrections. These errors relate to the previously disclosed $364.8 million goodwill impairment charge recorded by Ralcorp in the fourth quarter of fiscal 2011 related to Ralcorp's Post brand cereal business. On May 5, 2012, based on the recommendation of Company management, the Audit Committee (the "Committee") of the Company's Board of Directors concluded that the Company's combined financial statements for the fiscal year ended September 30, 2011 included in its Registration Statement on Form 10, and the combined financial statements for the fiscal quarter ended December 31, 2011 included in its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, similarly should no longer be relied upon because of the same error in those financial statements and that the Company would restate those financial statements to make the necessary accounting corrections. Accordingly, the Company is restating its combined financial statements as of and for the year ended September 30, 2011 and for the three months ended December 31, 2011, to increase the previously reported goodwill impairment charge by $63.0 million.

In addition, in this 10-Q/A the Company is revising its combined financial statements for the fiscal quarter ended December 31, 2010 to reflect the correction of an immaterial clerical error in the amount of gains/losses reported on economic hedges during the three month period ended December 31, 2010.

Evaluation of Disclosure Controls and Procedures (Restated)

In the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, originally filed on March 8, 2012, the Company's principal executive officer and principal financial officer concluded the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of December 31, 2011. At that time, the Company was a wholly-owned subsidiary of Ralcorp. Therefore, Ralcorp management was responsible for performing the Company's accounting and reporting and internal control processes. In connection with financial statement error described above, Ralcorp management has determined that a material weakness in internal control over financial reporting existed as of December 31, 2011 for Ralcorp. As a wholly-owned subsidiary of Ralcorp, the material weakness also existed at the Company as of December 31, 2011. Accordingly, the Company's principal executive officer and principal financial officer have re-evaluated their conclusion regarding the effectiveness of the Company's disclosure controls and procedures at December 31, 2011 and have now concluded that the disclosure controls and procedures were ineffective at December 31, 2011.

The material weakness in internal control over financial reporting related to the assessment of goodwill which was improperly designed and not effective in capturing the proper amount of deferred income taxes when assessing the carrying value of our reporting unit for purposes of evaluating whether there is a goodwill impairment. Specifically, the control did not prevent or detect the fact that certain deferred income tax items relative to certain Ralcorp allocations and adjustments to the Post reporting unit were improperly excluded from our computations when evaluating goodwill impairment. The exclusion of certain deferred income taxes from the impairment computation resulted in a $63 million understatement of the fourth quarter impairment charge and a corresponding overstatement of the goodwill balance. The control deficiency resulted in the restatement of the Company's 2011 annual combined financial statements as of September 30, 2011 and its interim financial information for the quarterly period ended December 31, 2011. Additionally, the control deficiency could result in misstatements of impairments of goodwill or related disclosures that would result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined the control deficiency constitutes a material weakness.
Remediation

On February 3, 2012, the Company became a stand-alone independent public company through the completion of a tax free spin-off from Ralcorp (the "Spin-Off"). From that time forward Post's management team is responsible for establishing its own disclosure controls and procedures and internal control over financial reporting. Post management concluded that the material weakness described above did not continue to impact the effectiveness of the Company's disclosure controls and procedures after the Spin-Off for the following reasons:

•
The material weakness in internal control over financial reporting was isolated to one narrow component of the goodwill impairment calculation process, specifically the identification and quantification of deferred taxes related to assets and liabilities held by the parent company and assigned to the reporting unit for goodwill impairment testing;

•	subsequent to the Spin-Off, Post operates with a single reporting unit; and

•
subsequent to the Spin-Off, Post does not have the complexity of assigning assets and liabilities held at the parent company and requiring allocation to multiple reporting units when performing its goodwill impairment calculations.

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

ITEM 1A. RISK FACTORS.
In addition to the information set forth below and elsewhere in this Form 10-Q/A, you should carefully consider the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” above and under “Risk Factors” in our Form 10 registration statement and our Form 8-K/A filed on September 14, 2012, in addition to those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.
The restatement of our historical financial statements may affect stockholder confidence, has consumed and may continue to consume a significant amount of our time and resources and may have a material adverse effect on our business and stock price.
As a result of Ralcorp's recent restatement of its financial statements for the fiscal year ended September 30, 2011 and the three months ended December 31, 2011, we also restated our historical financial statements for the same period. While the circumstances leading to the restatement occurred before our spin-off from Ralcorp, any restatement may affect investor confidence in the accuracy of our financial disclosures and may result in a decline in stock price and stockholder lawsuits related to the restatement. We cannot guarantee that we will not be affected in this way.
The restatement process was time-consuming and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Although we have completed the restatement, we cannot guarantee that we will not receive inquiries from the SEC or the New York Stock Exchange ("NYSE") regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.
We have identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, investors could lose confidence in our financial statements and our company, which could have a material adverse effect on our business and stock price.
In order to provide reliable financial reports and operate successfully as a publicly traded company, we must maintain effective control over our financial reporting. As discussed in Item 4 above, in connection with the restatement of certain financial statements, Ralcorp management determined that a material weakness in internal control over financial reporting existed as of September 30, 2011 and December 31, 2011 for Ralcorp. As a wholly-owned subsidiary of Ralcorp, the material weakness also existed at Post for these periods. On February 3, 2012, the Company became a stand-alone independent public company through the completion of a tax free spin-off from Ralcorp. From that time forward Post's management team became responsible for establishing its own disclosure controls and procedures and internal control over financial reporting.
We believe that this material weakness did not continue to impact the Company after the spin-off from Ralcorp. However, we can make no assurances that additional material weaknesses or significant deficiencies may not subsequently arise. Our failure to achieve and maintain effective internal control over financial reporting and disclosure controls and procedures may result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations, result in material misstatements in our financial statements, restatement of financial statements, sanctions or investigations by regulatory authorities, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Internal Control Over Financial Reporting.”

Pending and future litigation may lead us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, employment matters, environmental matters or other aspects of our business. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the recent restatement of our historical financial statements. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial position, cash flows or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our financial position, cash flows, or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q/A or are incorporated herein by reference.

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

31.1	Certification of CEO pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement, dated January 27, 2012 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2012 (Film No. 12553472))

101	Interactive Data File (Form 10-Q/A for the quarterly period ended December 31, 2011 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

Post Holdings, Inc.

Date:	September 14, 2012	By: /s/ Robert V. Vitale

Robert V. Vitale
Chief Financial Officer