Form 10-Q
period 2012-03-31
Post Holdings, Inc.
filed 2012-09-14
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock, $0.01 Par Value – 34,402,562 shares as of September 7, 2012

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net Sales	$250.5	$259.0	$469.8	$482.7
Cost of goods sold	139.5	133.9	260.8	247.8
Gross Profit	111.0	125.1	209.0	234.9
Selling, general and administrative expenses	74.2	63.3	137.7	118.2
Amortization of intangible assets	3.1	3.2	6.3	6.3
Other operating expenses, net	0.5	0.1	0.5	1.1
Operating Profit	33.2	58.5	64.5	109.3
Interest expense, net	15.1	12.9	28.1	25.8
Other (income) expense, net	(1.0)	2.7	(1.6)	4.4
Earnings before Income Taxes	19.1	42.9	38.0	79.1
Income tax expense	8.6	13.8	14.7	25.4
Net Earnings	$10.5	$29.1	$23.3	$53.7

Earnings per share:
Basic	$0.31	$0.85	$0.68	$1.57
Diluted	$0.30	$0.85	$0.68	$1.56

Weighted-Average Common Shares Outstanding:
Basic	34.3	34.3	34.3	34.3
Diluted	34.5	34.4	34.5	34.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net Earnings	$10.5	$29.1	$23.3	$53.7
Pension and postretirement activity, net of tax benefit of ($4.3), $0.0, ($4.3) and $0.0, respectively	(7.2)	—	(7.2)	—
Foreign currency translation adjustments	(1.1)	1.8	(1.2)	4.4
Total Comprehensive Income	$2.2	$30.9	$14.9	$58.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share and per share data)

	March 31, 2012	September 30, 2011
Assets		(as restated)
Current Assets
Cash and cash equivalents	$64.1	$1.7
Accounts receivable, net	61.6	10.1
Receivable from Ralcorp	6.0	41.3
Inventories	71.1	66.6
Deferred income taxes	1.5	3.8
Prepaid expenses and other current assets	6.3	4.0
Intercompany notes receivable with Ralcorp	—	7.8
Total Current Assets	210.6	135.3
Property, net	417.4	412.1
Goodwill	1,366.5	1,366.2
Other intangible assets, net	742.3	748.6
Investment in partnership	—	60.2
Other assets	15.9	0.8
Total Assets	$2,752.7	$2,723.2

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$10.9	$68.0
Accounts payable	43.2	28.8
Other current liabilities	51.2	37.5
Total Current Liabilities	105.3	134.3
Long-term debt	939.1	716.5
Deferred income taxes	333.3	332.8
Other liabilities	106.4	104.9
Total Liabilities	1,484.1	1,288.5

Stockholders' Equity
Common stock, $0.01 par value, 300.0 million authorized, 34.4 million shares issued and outstanding as of March 31, 2012	0.3	—
Additional paid-in capital	1,270.3	—
Net investment of Ralcorp	—	1,438.3
Retained earnings	10.0	—
Accumulated other comprehensive loss	(12.0)	(3.6)
Total Stockholders' Equity	1,268.6	1,434.7
Total Liabilities and Stockholders' Equity	$2,752.7	$2,723.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net earnings	$23.3	$53.7
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	30.9	29.1
Stock based compensation	1.2	1.0
Deferred income taxes	(2.2)	(9.8)
Other, net	(1.2)	0.3
Net changes in operating assets and liabilities:
Accounts receivable, net	(51.2)	48.9
Receivable from Ralcorp	35.3	(54.8)
Inventories	(4.2)	(15.6)
Prepaid expenses and other current and non-current assets	0.3	1.0
Accounts payable and other current and non-current liabilities	34.9	6.5
Net cash provided by operating activities	67.1	60.3

Cash Flows from Investing Activities:
Payments for capital expenditures	(15.8)	(7.0)
Net cash used in investing activities	(15.8)	(7.0)

Cash Flows from Financing Activities:
Proceeds from issuance of Senior Notes	775.0	—
Proceeds from issuance of term loan	175.0	—
Payment to Ralcorp	(900.0)	—
Change in net investment of Ralcorp	(29.4)	(50.1)
Payments of debt issuance costs	(17.7)	—
Proceeds from repayment of notes receivable from Ralcorp	7.8	—
Net cash provided by (used in) financing activities	10.7	(50.1)
Effect of exchange rate changes on cash and cash equivalents	0.4	0.4
Net increase in cash and cash equivalents	62.4	3.6
Cash and cash equivalents, beginning of period	1.7	4.8
Cash and cash equivalents, end of period	$64.1	$8.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions)

						Accumulated Other Comprehensive Loss
	Shares	Common Stock	Additional Paid-in Capital	Net Investment	Retained Earnings	Retirement Benefit Adjustments, net of tax	Foreign Currency Translation Adjustments	Total Stockholders' Equity
Balance as of September 30, 2011 (as restated)	—	$—	$—	$1,438.3	$—	$(4.6)	$1.0	$1,434.7
Net earnings	—	—	—	13.3	10.0	—	—	23.3
Separation related adjustments	—	—	—	(181.8)	—	(7.2)	(1.0)	(190.0)
Reclassification of Net Investment to Additional Paid-in Capital	—	—	1,269.8	(1,269.8)	—	—	—	—
Issuance of Common Stock at Spin-Off	34.4	0.3	(0.3)	—	—	—	—	—
Stock-based compensation expense	—	—	0.8	—	—	—	—	0.8
Foreign Currency Translation adjustments	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2012	34.4	$0.3	$1,270.3	$—	$10.0	$(11.8)	$(0.2)	$1,268.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

On February 3, 2012, Post completed its legal separation from Ralcorp Holdings, Inc. ("Ralcorp") via a tax free spin-off (the "Spin-Off"). In the Spin-Off, Ralcorp shareholders of record on January 30, 2012, the record date for the distribution, received one share of Post common stock for every two shares of Ralcorp common stock held; additionally Ralcorp retained approximately 6.8 million unregistered shares of Post common stock. At the time of distribution Ralcorp entered into a series of third party financing arrangements that effectively resulted in the contribution of its net investment in Post in exchange for the aforementioned 6.8 million shares of Post common stock and a $900.0 cash distribution which was funded through the incurrence of long-term debt by Post, see Note 10. Prior to Ralcorp's contribution of its net investment the net investment balance decreased due to separation related adjustments in the net amount of $181.8 primarily due to differences between the $900.0 cash distribution to Ralcorp compared to the settlement of intercompany debt of $784.5 and equity investment in partnership of $60.2, see Note 15, that did not transfer to Post in connection with the Spin-Off.

On February 6, 2012, Post began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company.

Post has a single operating segment and manufactures and markets products under several brand names, including Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts® and Honeycomb®.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to "Post," "the Company," "us," "our" or "we" mean Post Holdings, Inc. and its consolidated subsidiaries, and for periods prior to the Spin-Off from Ralcorp, the Branded Cereal Business of Ralcorp.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), under the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), and on a basis substantially consistent with the audited combined financial statements of the Company as of and for the fiscal year ended September 30, 2011. These unaudited consolidated financial statements should be read in conjunction with such audited combined financial statements, which are included in the Company’s Current Report on Form 8-K/A filed with the SEC on September 14, 2012, and which includes restated audited financial statements of the Company as of and for the year ended September 30, 2011. The audited financial statements for the fiscal year ended September 30, 2011, were originally filed with the SEC on Form 10 on January 25, 2012 and present the historical combined results of operations, comprehensive income, financial position, cash flows and equity of the Branded Cereal Business of Ralcorp, which includes Post Foods, LLC and Post Foods Canada Corp., which now comprise the operations of the Company. All intercompany balances and transactions between Post entities have been eliminated. Transactions between Post and Ralcorp are included in these financial statements, see Notes 9, 13 and 15 for further information on transactions with Ralcorp.

The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.

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

For periods prior to the Spin-Off, these unaudited condensed consolidated financial statements include allocations of certain Ralcorp corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Post if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. These allocated expenses relate to various services that were provided to Post by Ralcorp, including, but not limited to, cash management and other treasury services, administrative services (such as tax, employee benefit administration, risk management, internal audit, accounting and human resources) and stock-based compensation plan administration. See Note 13 for further information on services that Ralcorp continues to provide to the Company.

The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the consolidated balance sheet as a component of accumulated other comprehensive loss.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for reserves established for doubtful accounts, stock-based compensation, impairment analyses, depreciation and amortization, income taxes, litigation matters and contingencies.

Note 2 – Recently Issued and Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")." This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011 (i.e., Post's financial statements for the quarter ended March 31, 2012). The adoption of this update did not have a material effect on Post's financial position, results of operations or cash flows.

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

Note 3 – Earnings per Share

The computation of basic and diluted earnings per common share is calculated assuming the number of shares of Post common stock outstanding on February 3, 2012, following the distribution of one share of Post common stock for every two shares of Ralcorp common stock and the retention of approximately 6.8 million shares by Ralcorp had been outstanding at the beginning of each period presented. In connection with the Spin-Off, Ralcorp stock settled stock appreciation right awards were converted to 0.3 million Post awards for certain employees and 0.1 million Post restricted shares were issued to holders of Ralcorp restricted shares using the distribution ratio of one Post restricted share for every two Ralcorp restricted shares. In addition, on February 28, 2012, the Company granted approximately 0.1 million new stock settled stock appreciation rights. For periods prior to the Spin-Off it is assumed that there are no dilutive equity instruments, other than the restricted shares previously discussed, as there were no equity awards in Post outstanding prior to the Spin-Off. See Note 1 for further discussion of the Spin-Off.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net earnings for basic and diluted earnings per share	$10.5	$29.1	$23.3	$53.7

Weighted-average shares for basic earnings per share	34.3	34.3	34.3	34.3
Effect of dilutive securities:
Stock appreciation rights	0.1	—	0.1	—
Restricted stock awards	0.1	0.1	0.1	0.1
Total dilutive securities	0.2	0.1	0.2	0.1
Weighted-average shares for diluted earnings per share	34.5	34.4	34.5	34.4

Basic earnings per share	$0.31	$0.85	$0.68	$1.57
Diluted earnings per share	$0.30	$0.85	$0.68	$1.56

Weighted-average shares for diluted earnings per share excludes 0.1 million equity awards for both the three and six months ended March 31, 2012, as they were anti-dilutive.

Note 4 – Fair Value Measurements

The following table represents Post's assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy.

	March 31, 2012			September 30, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Deferred compensation investment	$1.2	$1.2	—	$0.8	$0.8	—
Deferred compensation liabilities	8.3	—	8.3	0.8	—	0.8

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

The fair value of the deferred compensation investment is invested primarily in mutual funds and is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants' selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in Post's deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants' selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. In connection with, and as of the date of the Spin-Off, approximately $6.7 of deferred compensation liabilities were assumed by the the Company from Ralcorp related to certain members of the Company's management team and board of directors who were directors of Ralcorp prior to the Spin-Off.

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short term nature of these instruments. The fair value of long-term debt, including any current portion, at March 31, 2012 (see Note 10) is approximately $986.8 which is comprised of $811.8 related to the fair value of our Senior Notes based upon Level 2 inputs and $175.0 related to the fair value of our term loan which was calculated based on a discounted cash flows analysis using observable inputs (Level 2).

Note 5 – Derivative Financial Instruments and Hedging

In the ordinary course of business, Post is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt and foreign currency exchange rate risks relating to its foreign subsidiary.

During the three months ended March 31, 2012 and 2011, Post participated in Ralcorp's derivative instrument program which consisted of the use of commodity contracts (options, futures and swaps) used as cash flow or economic hedges on raw material and fuel purchases. The fair value of the derivative instruments have not been reflected in Post's balance sheet because Post is not legally a party to the underlying derivative instruments and because there are no significant instruments that are allocable only to Post. The effects of Post's participation in Ralcorp's derivative instrument program on the statements of operations for the three and six months ended March 31, 2012, was a gain of $0.1 and loss of $2.0, respectively. For the three and six months ended March 31, 2011, losses/(gains) from participation in the Ralcorp derivative instrument program were $0.7 and $(0.1), respectively. Derivative instrument gains and losses are included in "cost of goods sold" for all periods presented. As of September 30, 2011, the amount of Ralcorp's net derivative liability that was related to Post was $10.3. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program. As of March 31, 2012 Post had no open derivative positions.

Note 6 – Income Taxes

For the three months and six months ended March 31, 2012 our effective tax rate was 45.0% and 38.7%, respectively, compared to 32.2% and 32.1% in the three months and six months ended March 31, 2011, respectively. The increase in the effective tax rate was primarily due to $4.6 of non-deductible outside services expenses, which resulted in $1.8 of incremental tax expense, incurred prior to February 3, 2012 to effect the Spin-Off. In addition, during the second quarter of 2012, we recorded $0.7 of tax expense related to an uncertain tax position we expect to take on our 2012 short-period tax return.

Unrecognized Tax Benefits

The Company recognizes the tax benefit from uncertain tax positions only if it is "more likely than not" the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent the Company's assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. Tax-related interest and penalties are classified as a component of income tax expense.

The total amount of the net unrecognized tax benefits was $0.7 at March 31, 2012 related to a tax position the Company expects to take on its 2012 short-period tax return. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate is $0.7 at March 31, 2012. There were no unrecognized tax benefits for any prior periods.

The Company has not recognized any interest or penalties for the three or six months ended March 31, 2012, as this relates to an expected future tax position and has considered the application of penalties on its unrecognized tax benefits and determined that no accrual of penalties is currently required.

Based on the provisions of the Tax Allocation Agreement between Post and Ralcorp, Ralcorp retained responsibility for income tax liabilities and income tax returns related to all periods prior to the Spin-Off date of February 3, 2012. There are no open income tax audits in any of Post's filing jurisdictions for periods subsequent to the Spin-Off date.

Note 7 – Supplemental Operations Statement Information

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Advertising and promotion expenses	$35.9	$30.1	$67.2	$56.1
Repair and maintenance expenses	9.8	9.1	18.7	18.0
Research and development expenses	2.2	1.9	4.1	3.7
Rent expense	1.0	1.0	2.0	2.0

Note 8 – Supplemental Balance Sheet Information

	March 31, 2012	September 30, 2011
Inventories
Raw materials and supplies	$19.9	$17.2
Finished products	51.2	49.4
	$71.1	$66.6

Property, net
Land	$13.0	$12.2
Buildings and leasehold improvements	135.0	131.3
Machinery and equipment	409.3	395.3
Software	19.6	—
Construction	10.3	6.3
	587.2	545.1
Accumulated depreciation	(169.8)	(133.0)
	$417.4	$412.1

The $19.6 increase in software assets is primarily related to certain internally developed administrative software and software licenses which were transferred to Post from Ralcorp in connection with the Spin-Off.

	March 31, 2012	September 30, 2011
Other Current Liabilities
Advertising and promotion	$13.6	$9.4
Accrued interest, including intercompany interest	9.7	6.6
Deferred income	8.6	7.7
Compensation	7.3	8.2
Miscellaneous accrued taxes	4.9	3.7
Income taxes payable	3.1	—
Other	4.0	1.9
	$51.2	$37.5

Other Liabilities
Pension and other postretirement benefit obligations	$96.3	$103.5
Deferred compensation	8.3	—
Other	1.8	1.4
	$106.4	$104.9

Note 9 - Intercompany Debt

In conjunction with the acquisition of Post in 2008, Ralcorp assumed ownership of certain debt instruments, additionally Ralcorp issued certain intercompany debt instruments to other Ralcorp entities which are presented in the following table. Though Ralcorp is the legal entity obligated to repay all of the assumed debt, these debt instruments and related interest expense and interest payments have been reported in the financial statements of Post for periods prior to the Spin-Off. Post Foods, LLC, along with certain other subsidiaries of Ralcorp, was a guarantor of Ralcorp's debt and that debt was collateralized in part by a pledge of 65% of the stock of Post Foods Canada Corp. In connection with the Spin-Off, Post was released from any and all obligations related to the debt including any and all guarantees and collateral agreements and all accrued and unpaid interest. See Note 10 for further information on the Company's indebtedness after the Spin-Off.

The outstanding balances and related interest rates on intercompany debt instruments are summarized in the following table.

	March 31, 2012	September 30, 2011
7.29% Fixed Rate Senior Notes maturing 2018	$—	$577.5
2.83% Floating Rate Senior Notes maturing 2018	—	20.0
7.39% Fixed Rate Senior Notes maturing 2020	—	67.0
7.50% Note Payable to RAH Canada L.P.	—	52.0
1.00% Note Payable to RH Financial Corporation	—	68.0
	$—	$784.5
Less: Current Portion	—	(68.0)
Total long-term intercompany debt	$—	$716.5

Note 10 - Long Term Debt

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

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). As of March 31, 2012, our only domestic subsidiary (and therefore the only subsidiary guarantor) was Post Foods, LLC. Our foreign subsidiaries will not guarantee the notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).

The Notes are subject to a registration rights agreement under which the Company and its subsidiary guarantors have agreed to file an exchange offer registration statement registering exchange notes with the SEC that have substantially identical terms as the notes on or prior to November 19, 2012, and to use commercially reasonable efforts to have the registration statement declared effective on or prior to January 28, 2013. The Company and its subsidiary guarantors also agreed to file and to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to the resale of the notes under certain circumstances.

The Credit Facility provides for (i) a revolving credit facility (the "Revolver") in a principal amount of $175.0, and (ii) a term loan facility in an aggregate principal amount of $175.0. Each of the revolving credit and term loan facilities must be repaid on or before February 3, 2017.

Borrowings under the Credit Facility bear interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for Base Rate-based loans, depending upon the Company's consolidated leverage ratio. At March 31, 2012, the weighted average interest rate on the term loan borrowings under the Credit Facility was 2.394%. In addition, the Credit Facility requires amortization repayments of the term loan facility as follows: quarterly payments from June 30, 2012 through December 31, 2012 each in the amount of $2.2, quarterly payments from March 31, 2013 through December 31, 2013 each in the amount of $4.4, quarterly payments from March 31, 2014 through December 31, 2014 each in the amount of $6.6 and quarterly payments from March 31, 2015 through December 31, 2016 each in the amount of $8.8. Any remaining principal balance under the Credit Facility would be payable at the maturity date.

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

The Credit Facility provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other material indebtedness, certain events of bankruptcy and insolvency, the occurrence of certain judgments or attachments in excess of $25.0, change in control and certain ERISA events. Upon the occurrence of an event of default, and at the request of lenders holding more than 50% in principal amount of lender commitments and outstanding loans under the Credit Facility will cause the maturity of the loans to be accelerated.

As a result of the restatement of the Company's 2011 annual combined financial statements for the fiscal year ended September 30, 2011 and the restatement and revision of the interim combined financial information for the fiscal quarterly period ended December 31, 2011, on May 14, 2012, the Company entered into a First Amendment and Waiver to Credit Agreement (the “First Waiver”) and on June 13, 2012, the Company entered into a Second Amendment and Waiver to Credit Agreement (the "Second Waiver" and together with the First Waiver, the "Waivers"), with respect to the Credit Facility, by and among the Company, Barclays Bank PLC, in its capacity as administrative agent (in such capacity, the “Administrative Agent”), the several banks and other institutions from time to time parties thereto (the “Lenders”), and Post Foods, LLC, as guarantor (the “Credit Agreement”).  Pursuant to the Waivers, the Lenders have agreed to waive any default or event of default arising from any representation or warranty made by the Company relating to the originally delivered financial statements for the Company's fiscal year ended September 30, 2011 and fiscal quarter ended December 31, 2011 (solely to the extent that such default may have arisen or may arise as a result of the errors in the financial statements required to be delivered for such periods) or arising from failure to deliver any notice of a default; provided that the Waivers shall cease to apply if restated financial statements are not delivered to the Administrative Agent on or prior to September 15, 2012, provided that the Company agreed to provide the Lenders preliminary unaudited financial information for the second quarter of fiscal 2012 as a condition of receiving the Second Waiver and to provide preliminary unaudited financial information for the third quarter of fiscal 2012 within 45 days after the end of the period.
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

The outstanding balances are summarized in the following table.

	March 31, 2012	September 30, 2011
7.375% Senior Notes maturing February 2022	$775.0	$—
Term Loan maturing 2017	175.0	—
Revolving Credit Facility (i)	—	—
	$950.0	$—
Less: Current Portion	(10.9)	—
Total long-term debt	$939.1	$—

i.	The revolving credit facility has an outstanding letter of credit of $0.5 which reduces available borrowing capacity to $174.5 as of March 31, 2012.

Note 11 - Commitments and Contingencies

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

In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material, individually or in the aggregate, to Post's consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management and based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to Post's consolidated financial position, results of operations or cash flows.

Note 12 - Pension and Other Postretirement Benefits

Certain of Post's employees are eligible to participate in Ralcorp's U.S. qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Inc. The following disclosures reflect amounts related to Post employees based on separate actuarial valuations, projections and (for the U.S. plans for periods prior to the Spin-Off) certain allocations. In separating amounts in the U.S. plans between Post and Ralcorp, liabilities were calculated directly based on the participants of each group, and plan assets were allocated in accordance with the requirements of Internal Revenue Code Section 414(l) and ERISA Section 4044. The separation of the Post pension and other postretirement benefit plans from Ralcorp's pension and other postretirement benefit plans resulted in a one-time separation adjustment of $11.5 ($7.2, net of tax) recognized in Accumulated Other Comprehensive Income as a component of Stockholders' Equity. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.

Effective January 1, 2011, benefit accruals for defined benefit pension plans were frozen for all administrative employees and certain production employees.

The following tables provide the components of net periodic benefit cost for the plans.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Pension Benefits
Service Cost	$0.9	$0.9	$2.0	$1.8
Interest Cost	0.4	0.3	0.7	0.6
Expected return on plan assets	(0.4)	(0.4)	(0.9)	(0.8)
Amortization of net actuarial loss	0.1	0.1	0.3	0.2
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit cost	$1.1	$1.0	$2.3	$2.0

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Other Postretirement Benefits
Service cost	$0.6	$0.7	$1.2	$1.3
Interest cost	1.1	0.9	2.2	1.8
Amortization of prior service cost	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of net actuarial loss	0.2	—	0.5	0.1
Net periodic benefit cost	$1.6	$1.3	$3.3	$2.6

Note 13 - Transactions with Former Owner

Prior to the Spin-Off, Post operated under Ralcorp's centralized cash management system, Post's cash requirements were provided directly by Ralcorp, and cash generated by Post was generally remitted directly to Ralcorp. Transaction systems (e.g. payroll, employee benefits and accounts payable) used to record and account for cash disbursements were generally provided by Ralcorp. Ralcorp also provided centralized demand planning, order management, billing, credit and collection services to Post. Transaction systems (e.g. revenues, accounts receivable and cash application) used to record and account for cash receipts were generally provided by centralized Ralcorp organizations. These Ralcorp systems were generally designed to track assets/liabilities and receipts/payments on a business specific basis. After the Spin-Off, Ralcorp continued to provide many of these services to Post under a transition services agreement ("TSA") between the companies.

At the time of the Spin-Off, Ralcorp contributed its net investment in Post in exchange for approximately 6.8 million shares of Post common stock and a $900.0 cash distribution which was funded through the incurrence of long-term debt by Post, see Note 10. Prior to Ralcorp's contribution of its net investment, the net investment balance decreased due to separation related adjustments in the net amount of $181.8 primarily due to differences between the $900.0 cash distribution to Ralcorp compared to the settlement of intercompany debt of $784.5 and equity investment in partnership of $60.2 (see Note 15) that did not transfer to Post in connection with the Spin-Off.

Net revenues in the accompanying consolidated statements of operations represent net sales directly attributable to Post. Costs and expenses in the accompanying consolidated statements of operations represent direct and allocated costs and expenses related to Post. For periods prior to the Spin-Off costs for certain functions and services performed by centralized Ralcorp organizations have been allocated to Post based upon reasonable activity bases (generally volume, revenues, net assets or a combination as compared to the total of Ralcorp and Post amounts) or other reasonable methods. The consolidated statements of operations include expense allocations for certain manufacturing, shipping, distribution and administration costs including information systems, procurement, accounting shared services, legal, tax, human resources, payroll, credit and accounts receivable, customer service and cash management. Total allocated costs were $0.8 and $4.6, respectively, for the three and six months ended March 31, 2012, and $5.7 and $11.1 for the three and six months ended March 31, 2011, respectively, which are reported in "selling, general and administrative expenses." After the Spin-Off, costs for services provided by Ralcorp are based on agreed upon fees contained in the TSA. TSA charges from February 4, 2012 to March 31, 2012 were $2.2 and were reported in "selling, general and administrative expenses."

Post produces certain products for sale to Ralcorp. For periods prior to the Spin-Off, the amounts related to these transactions have been included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions which were consistent with prices of similar arm's-length transactions. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA with Ralcorp. Net sales related to those transactions was $3.4 and $8.4 for the three and six months ended March 31, 2012, respectively, and $3.7 and $5.7 for the three and six months ended March 31 2011, respectively.

Prior to the Spin-Off, Ralcorp maintained all debt obligations on a consolidated basis to fund and manage its operations. During the periods presented in these financial statements prior to the Spin-Off date, Post had no direct debt obligations; however, Ralcorp followed the policy of applying debt and related interest expense to the operations of Post based upon net debt assumed in the acquisition of Post from Kraft in August 2008 (see Note 9).

On September 29, 2011, Post Foods Canada Corp. issued a promissory note to Western Waffles Corp., an affiliate of Ralcorp, whereby Western Waffles Corp. became indebted to Post Foods Canada Corp. in the amount of $4.0 plus 4.0 Canadian dollars. The promissory note bore interest at the rate of 1% per annum and was payable on demand. The note was redeemed during December 2011.

The unaudited condensed consolidated balance sheet as of September 30, 2011 is presented assuming that all intercompany payables or receivables will be treated as adjustments to Ralcorp's investment except the "Receivable from Ralcorp" related to the sale of trade receivables discussed below.

On November 4, 2010, Post entered into an agreement to sell, on an ongoing basis, all of the trade accounts receivable of Post Foods, LLC to a wholly owned, bankruptcy-remote subsidiary of Ralcorp named Ralcorp Receivables Corporation ("RRC"). The accounts receivable of Post Foods Canada Corp. were not incorporated into the agreement and were not sold to RRC. The purchase price of the receivables sold was calculated with a discount factor of 1.18%. Post received a fee from RRC to service the receivables (with no significant servicing assets or liabilities). The discounts totaled $0.0 and $3.3 for the three and six months ended March 31, 2012, respectively and $3.7 and $6.3 for the three and six months ended March 31 2011, respectively, and were reported as a component of "Other (income) expense, net," Servicing fee income was $0.0 and $0.8 for the three and six months ended March 31, 2012, respectively, and $1.0 and $1.9 for the three and six months ended March 31, 2011, respectively, and was reported as a reduction to "Selling, general and administrative expenses." The net amount due from Ralcorp as of September 30, 2011, was $41.3. Post terminated its agreement with RRC in December 2011.

In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $5.3 and $8.0 during the three and six months ended March 31, 2012 which were primarily related to professional service fees to effect the Spin-Off and to a lesser extent duplicative costs incurred by Post to begin establishing stand-alone processes and systems for activities performed by Ralcorp under the TSA. These costs were reported as a component of "Selling, general and administrative expenses." See Note 1 for additional information on the Spin-Off. As of March 31, 2012, the Company has a $6.0 receivable related to the net transactions from these agreements recorded as "Receivable from Ralcorp."

Note 14 - Information about Geographic Areas and Major Customers

Post's products can be grouped into three primary categories of cereals: balanced, sweetened and unsweetened. Net sales by category are shown in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Balanced	$149.3	$147.9	$277.0	$276.1
Sweetened	63.3	69.4	119.6	124.3
Unsweetened	37.9	41.7	73.2	82.3
	$250.5	$259.0	$469.8	$482.7

Post's external revenues were primarily generated by sales within the United States; sales to locations outside of the United States were approximately 15% and 14% of total net sales for the three and six months ended March 31, 2012, respectively, and 13% of total net sales for both the three and six months ended March 31, 2011. Sales are attributed to individual countries based on the address to which the product is shipped.

As of March 31, 2012, all of Post's long-lived assets were located in the United States except for property located in Canada which has a net carrying value of approximately $54.5.

One customer accounted for a significant portion of the Company's net sales with $52.0 and $99.8, for the three and six months ended March 31, 2012, respectively, and $59.5 and $105.8, for the three and six months ended March 31, 2011, respectively.

Note 15 - Investment in Partnership

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

Post accounted for its investment in the partnership using the equity method. The amount of Post's net investment that represented undistributed earnings from the partnership was $0.0 and $0.2 for the three and six months ended March 31, 2012, respectively, and $0.9 and $1.8 for the three and six months ended March 31, 2011, respectively. The carrying value at September 30, 2011 approximated the market value of Post's investment. This equity investment in RAH Canada did not transfer to Post in the Spin-Off.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and the Form 10 filed with the Securities and Exchange Commission (the "SEC") on January 25, 2012 and declared effective by the SEC on January 26, 2012 and the Company's Form 8-K/A filed with the SEC on September 14, 2012, which restated the audited financial statements of the Company for the fiscal year ended September 30, 2011, as originally filed with the SEC on January 25, 2012. On February 3, 2012, Post Holdings, Inc. and its consolidated subsidiaries completed its legal separation from Ralcorp Holdings, Inc. ("Ralcorp") via a tax-free spin-off (the "Spin-Off"). The terms "our," "we," "us," "Company" and "Post" as used herein for periods prior to the Spin-Off refer to the Branded Cereal Products business segment of Ralcorp Holdings, Inc. that now comprises the operations of Post Holdings, Inc. and its consolidated subsidiaries. For periods subsequent to the Spin-Off these terms refer to Post Holdings, Inc. and its consolidated subsidiaries. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes identified by the use of terms and phrases such as "believe," "should," "expect," "project," "estimate," "anticipate," "intend," "plan," "will," "can," "may" or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following items:

•	the impact of our recently restated financial statements;

•	the impact of our separation from Ralcorp and risks relating to our ability to operate effectively as a stand-alone, publicly traded company, including, without limitation:

◦	our high leverage and substantial debt, including covenants that will restrict the operation of our business;

◦	our ability to achieve benefits from our separation;

◦	our obligations to indemnify Ralcorp if the separation is taxable under certain circumstances;

◦	restrictions on our taking certain actions due to tax rules and covenants with Ralcorp;

•	changes in our cost structure, management, financing and business operations following the separation;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our product market against manufacturers of both branded and private label cereal products and our ability to retain our market position;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in consumer demand for ready-to-eat cereals;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations;

•	disruptions or inefficiencies in supply chain;

•	fluctuations in foreign currency exchange rates;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plan;

•	loss of key employees;

•	labor strikes or work stoppages by our employees;

•	changes in weather conditions, natural disasters and other events beyond our control; and

•	business disruptions caused by information technology failures.
Business

We are a manufacturer, marketer and distributor of branded ready-to-eat ("RTE") cereals in the United States and Canada. Our products are manufactured through a flexible production platform consisting of four owned primary facilities and sold through a variety of channels such as grocery stores, mass merchandisers, club stores, and drug stores. Our portfolio of brands includes diverse offerings such as Honey Bunches of Oats, Pebbles, Great Grains, Grape-Nuts, Shredded Wheat, Post Raisin Bran, Golden Crisp, Alpha-Bits, and Honeycomb.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following discussion compares our operating results for the three months ended March 31, 2012 with the three months ended March 31, 2011.

The following table summarizes the operational results for the periods indicated (dollars in millions).

	Three Months Ended March 31,
	2012	2011
Net Sales	$250.5	$259.0
Operating Profit	33.2	58.5
Net Earnings	10.5	29.1

Net Sales

Net sales for the three months ended March 31, 2012 decreased $8.5 million or 3% from the prior year comparable period primarily driven by an 8% decline in overall volumes which was partially offset by higher net selling prices. Volumes were down across most of the Post brand portfolio with the exception of Great Grains which experienced a 14% volume increase supported by a national advertising campaign to re-launch the brand. The volume declines were primarily the result of a decline in our share of the overall RTE cereal market compared to the prior year and due to volume declines in the RTE cereal category as a whole. We believe our market share decline was primarily driven by our higher net selling prices which resulted from lower trade spending and discounts in the current year compared to a year ago as well as some shift in RTE cereal volumes to value brand and private label products.

Percentage volume changes for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 were as follows:

Honey Bunches of Oats	(7)%
Pebbles	(13)%
Other	(8)%
Total	(8)%

Margins

	Three Months Ended March 31,
	2012	2011
	(% of net sales)
Gross Profit	44.3%	48.3%
Selling, general and administrative expenses	29.6%	24.4%
Amortization of intangible assets	1.2%	1.2%
Operating Profit	13.3%	22.6%

Gross profit margins decreased by 4.0 percentage points for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Gross profit declines were driven by $7.0 million of higher raw material costs (primarily wheat, sugar and corn) and $8.4 million of unfavorable manufacturing costs primarily driven by unfavorable fixed cost absorption from lower production volumes.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased by 5.2 percentage points. SG&A was negatively impacted by $5.3 million of costs incurred during the three months ended March 31, 2012 to effect the separation of Post from Ralcorp and to begin transitioning Post to stand-alone processes and procedures. Excluding the effect of these costs, SG&A as a percentage of net sales increased from 24.4% in 2011 to 27.5% in 2012. This increase was driven primarily by $5.8 million of higher advertising costs from our national advertising campaign to support the Great Grains brand re-launch and to provide advertising support for our overall brand portfolio in line with our strategy to stabilize our market share in the RTE cereal category.

Interest Expense

Interest expense was $15.1 million and $12.9 million for the three months ended March 31, 2012 and 2011, respectively. The increase is driven primarily by the increase in outstanding debt through the issuance of $775.0 million of Senior Notes and a $175.0 million term loan in connection with our separation from Ralcorp. Prior year interest expense was related to debt obligations of Ralcorp which were assumed from Kraft in the August 2008 acquisition of Post. At the time of the separation of Post from Ralcorp, all intercompany debt and related intercompany accrued interest was settled. In connection with the separation, we incurred significant new third party indebtedness. See Notes 9 and 10 and below in "Liquidity and Capital Resources" for further discussion of our indebtedness and related interest expense.

Income Taxes

Income tax expense was $8.6 million, which represents an effective income tax rate of 45.0%, for the three months ended March 31, 2012 compared to an expense of $13.8 million and an effective income tax rate of 32.2%, for the three months ended March 31, 2011. The increase in the effective tax rate was primarily due to $4.6 million of non-deductible transaction expenses, which resulted in $1.8 million of incremental tax expense, incurred to effect the separation of Post from Ralcorp. In addition, we recorded $0.7 million of tax expense related to an uncertain tax position we expect to take on our 2012 short-period tax return. Excluding these items, our effective tax rate would have been approximately 32.5% during the three months ended March 31, 2012.

Six months ended March 31, 2012 compared to six months ended March 31, 2011

The following discussion compares our operating results for the six months ended March 31, 2012 with the six months ended March 31, 2011.

The following table summarizes the operational results for the periods indicated (dollars in millions).

	Six Months Ended March 31,
	2012	2011
Net Sales	$469.8	$482.7
Operating Profit	64.5	109.3
Net Earnings	23.3	53.7

Net Sales

Net sales for the six months ended March 31, 2012 decreased $12.9 million or 3% from the prior year comparable period primarily driven by a 6% decline in overall volumes which was partially offset by higher net selling prices. Volumes were down across most of the Post brand portfolio with the exception of Great Grains which experienced a 13% volume increase supported by a national advertising campaign to re-launch the brand. The volume declines were primarily the result of a decline in our share of the overall RTE cereal market compared to the prior year and due to volume declines in the RTE cereal category as a whole. We believe our market share decline was primarily driven by our higher net selling prices which resulted from lower trade spending and discounts in the current year compared to a year ago as well as some shift in RTE cereal volumes to private label products.

Percentage volume changes for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 were as follows:

Honey Bunches of Oats	(6)%
Pebbles	(9)%
Other	(5)%
Total	(6)%

Margins

	Six Months Ended March 31,
	2012	2011
	(% of net sales)
Gross Profit	44.5%	48.7%
Selling, general and administrative expenses	29.3%	24.5%
Amortization of intangible assets	1.3%	1.3%
Operating Profit	13.7%	22.6%

Gross profit margins decreased by 4.2 percentage points for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Gross profit margin declines were driven by $12.0 million of higher raw material costs (primarily wheat, nuts and sugar) and $12.3 million of unfavorable manufacturing costs primarily driven by unfavorable fixed cost absorption from lower production volumes.

SG&A as a percentage of net sales increased by 4.8 percentage points. SG&A was negatively impacted by $8.0 million of costs incurred to effect the separation of Post from Ralcorp and to begin transitioning Post to stand-alone processes and procedures during the six months ended March 31, 2012. Excluding the effect of these costs, SG&A as a percentage of net sales increased from 24.5% in 2011 to 27.6% in 2012. This increase was driven primarily by $11.1 million of increased advertising costs from our national advertising campaign to support the Great Grains brand re-launch and to provide advertising support for our overall brand portfolio in line with our strategy to stabilize our market share in the RTE cereal category.

Interest Expense

Interest expense was $28.1 million and $25.8 million for the six months ended March 31, 2012 and 2011, respectively. The increase is driven primarily by the increase in outstanding debt through the issuance of $775.0 million of Senior Notes and a $175.0 million term loan in connection with our separation from Ralcorp. Prior year interest expense and current year interest expense up to the date of separation from Ralcorp was related to debt obligations of Ralcorp which were assumed from Kraft in the August 2008 acquisition of Post. At the time of the separation of Post from Ralcorp, all intercompany debt and related intercompany accrued interest was settled. In connection with the separation, we incurred significant new third party indebtedness. See Notes 9 and 10 and below in "Liquidity and Capital Resources" for further discussion of our indebtedness and related interest expense.

Income Taxes

Income tax expense was $14.7 million, which represents an effective income tax rate of 38.7%, for the six months ended March 31, 2012, compared to an expense of $25.4 million and an effective income tax rate of 32.1%, for the six months ended March 31, 2011. The increase in the effective tax rate was due to $4.6 million of non-deductible transaction expenses, which resulted in $1.8 million of incremental tax expense, incurred to effect the separation of Post from Ralcorp. In addition, we recorded $0.7 million of tax expense related to an uncertain tax position we expect to take on our 2012 short-period tax return. Excluding the effect of these items, our effective tax rate for the six months ended March 31, 2012 would have been approximately 32.4%.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Spin-Off, we incurred approximately $950.0 million of new indebtedness, consisting of $175.0 million aggregate principal amount of borrowings under a senior secured term loan facility and $775.0 million in aggregate principal amount of senior notes. We did not receive any proceeds from the senior notes, which were issued to Ralcorp in connection with the separation. The proceeds from the term loan facility were transferred to Ralcorp to acquire the assets of the Canadian operations of the Post cereals business. We retained approximately $32 million after payment of fees and expenses relating to the financing transactions. We also have a $175.0 million revolving credit facility with no borrowings. In February 2012 we issued a $0.5 million letter of credit which reduced available borrowing capacity to $174.5 million as of March 31, 2012.

Historically, we have generated positive cash flows from operations. As an independent public company we expect to continue to generate positive cash flows from operations, supported by favorable operating income margins. We believe our cash flows from operations and borrowings available under our credit facilities will be sufficient to satisfy our working capital, research and development, capital expenditures, pension contributions and other financing requirements for the next 12 months and for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives which may not be on terms favorable to us.

Short-term financing needs are primarily for financing of working capital and required prepayments of the term loan facility, which are expected to be minimal over the next 12 months. Long-term financing needs will depend largely on the need to fund potential growth opportunities, which may include, but are not limited to, capital expansion and acquisition activity.

Sources and Uses of Cash

The following table presents our cash flows for the periods indicated (dollars in millions):

	Six Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$67.1	$60.3
Investing activities	(15.8)	(7.0)
Financing activities	10.7	(50.1)
Effect of exchange rates on cash and cash equivalents	0.4	0.4
Net increase (decrease) in cash and cash equivalents	$62.4	$3.6

Operating activities.

Cash provided by operating activities for the six months ended March 31, 2012 increased by $6.8 million compared to the six months ended March 31, 2011 primarily driven by favorable changes in working capital. Changes in working capital were primarily driven by timing of payment on accrued obligations, including trade and promotional spending.

Investing activities.

Cash used in investing activities for the six months ended March 31, 2012 increased by $8.8 million compared to the six months ended March 31, 2011. The increase was driven primarily by the purchase of a corporate office building and related furniture and fixtures.

Financing activities.

Cash provided by financing activities was $10.7 million for the six months ended March 31, 2012. In connection with our separation from Ralcorp we issued $950.0 million in debt of which $900.0 million was remitted to Ralcorp and approximately $17.7 million was paid as debt issuance costs, with the remaining $32.3 million in proceeds retained by the Company. The components of net transfers include cash deposits from Post to Ralcorp and cash borrowings received from Ralcorp used to fund operations or capital expenditures and allocation for Ralcorp's corporate expenses.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are discussed in more detail in Note 2 to the Notes to the Combined Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Estimates" included in our Current Report on Form 8-K/A filed with the SEC on September 14, 2012, which restated the audited financial statements of the Company filed on Form 10 for the fiscal year ended September 30, 2011, as filed with the SEC on January 25, 2012. There have been no significant changes to our critical accounting policies during the six months ended March 31, 2012.

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
In fiscal 2012, we have seen continued downward pressure across most of our brands, which has resulted in revenue and volume declines, which in some cases exceeded our projected declines. We have and continue to implement measures to provide additional support to our brands through product innovation and improved consumer and trade support. We do not believe there has been a significant event that would trigger an impairment of any of our trade-name intangible assets, however, should our long-term brand revenue and volume projections continue to lag our prior expectations we will have to re-evaluate the appropriateness of the carrying value of certain intangible assets and goodwill, which may result in an impairment charge.
For information on recently adopted and recently issued accounting pronouncements, please refer to Note 2 of Notes to the Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of March 31, 2012, we have indebtedness of $775.0 million of senior notes (the "Notes") and our senior secured credit facility (the "Credit Facility") for $350.0 million which consists of a $175.0 million term loan and an unfunded revolving credit facility with $175.0 million of capacity.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2012. Based on management's evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2012. Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Also, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, in such a manner as to allow timely disclosure decisions.
As discussed in the Company's Current Report on Form 8-K/A filed on September 14, 2012 to restate the Company's financial statements for the year ended September 30, 2011, the Company's CEO and CFO concluded that a material weakness in internal control over financial reporting existed as of September 30, 2011. As discussed in the Company's 10-Q/A filed September 14, 2012 to restate the Company's financial statements for the quarter ended December 31, 2011, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were ineffective as of December 31, 2011 and that a material weakness in internal control over financial reporting existed as of that date. The material weakness in internal control over financial reporting related to the assessment of goodwill, which was improperly designed and not effective in capturing the proper amount of deferred income taxes when assessing the carrying value of our reporting unit for purposes of evaluating whether there is a goodwill impairment. Specifically, the control did not prevent or detect the fact that certain deferred income tax items relative to certain Ralcorp allocations and adjustments to the Post reporting unit were improperly excluded from our computations when evaluating goodwill impairment. The exclusion of certain deferred income taxes from the impairment computation resulted in a $63 million understatement of the fourth quarter impairment charge and a corresponding overstatement of the goodwill balance. The control deficiency resulted in the restatement of the Company's 2011 annual combined financial statements as of September 30, 2011 and its interim financial information for the quarterly period ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

Historically, we have relied on Ralcorp's financial controls and resources to manage certain aspects of our business and report our results. Post entered into a Transition Services Agreement (“TSA”) with Ralcorp on February 3, 2012, pursuant to which Ralcorp agreed to provide Post certain information technology, accounting and other resource planning services to facilitate certain accounting and reporting functions for periods of time ranging from 5 months up to 24 months.

Since the Spin-Off, several areas of internal control over financial reporting have changed. New corporate and oversight functions have been implemented, such as external financial reporting, legal, Board of Directors and treasury functions. Functions such as tax, accounting and human resources have also been enhanced to include corporate-level activities previously performed by Ralcorp and to meet all regulatory requirements for a stand-alone company. Controls and procedures related to these new functions have been, or are in the process of being, implemented. We are also in the process of implementing a transition plan for our information technology systems.

The internal control changes described above represent the only changes in internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse affect on our consolidated financial position, results of operation, or cash flows.

ITEM 1A. RISK FACTORS.
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” above and under “Risk Factors” in our Form 10 registration statement and our Form 8-K/A filed on September 14, 2012, in addition to those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.
The restatement of our historical financial statements may have a material adverse effect on our stock price and our ability to meet third party obligations.
As a result of Ralcorp's recent restatement of its financial statements for the fiscal year ended September 30, 2011 and the three months ended December 31, 2011, we also restated our historical financial statements for the same periods. While the circumstances leading to the restatement occurred before our spin-off from Ralcorp, any restatement may affect investor confidence in our financial disclosures and may result in a decline in stock price and stockholder lawsuits related to the restatement.
Although we have completed the restatement, we cannot guarantee that we will not receive inquiries from the Securities and Exchange Commission ("SEC") or the New York Stock Exchange ("NYSE") regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself. The delays caused by the restatement could also continue to impact our ability to meet third party time-sensitive contractual obligations.
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
We believe that this material weakness does not exist as of March 31, 2012. However, we can make no assurances that additional material weaknesses or significant deficiencies may not subsequently arise. If we fail to achieve and maintain effective internal control over financial reporting and disclosure controls and procedures it could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations, result in material misstatements in our financial statements, restatement of financial statements, sanctions or investigations by regulatory authorities, or loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. See "Item 4. Controls and Procedures."
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
2.1*
Separation and Distribution Agreement dated as of February 2, 2012 by and among Ralcorp Holdings, Inc., the Company and Post Foods, LLC (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 8, 2012)

2.2*
Transition Services Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on February 8, 2012)

2.3*
Employee Matters Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on February 8, 2012)

2.4	Contribution Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.4 to the Company's Form 8-K filed on February 8, 2012)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on February 2, 2012)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on February 2, 2012)

3.3	Certificate of Designations for Series A Junior Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company's Form 8-K filed on February 2, 2012)

4.1
Shareholder Protection Rights Agreement with Computershare Trust Company, N.A., as rights agent, dated February 2, 2012 (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 2, 2012)

4.2
Indenture dated as of February 3, 2012 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 8, 2012)

4.3
Registration Rights Agreement dated as of February 3, 2012, by and among the Company, Post Foods, LLC, and Barclays Capital Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on February 8, 2012)

10.1	Form of Management Continuity Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company's Form 10, filed January 9, 2012)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Form 10, filed January 25, 2012)

10.3	Post Holdings, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 2, 2012)

10.4	Form of Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.4 1 to the Company's Form 8-K filed on February 2, 2012)

10.5	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on February 2, 2012)

10.6	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on February 2, 2012)

10.7	Form of Non-Management Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on February 2, 2012)

10.8	Post Holdings, Inc. Deferred Compensation Plan for Key Employees, as amended (Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on February 2, 2012)

10.9	Post Holdings, Inc. Executive Savings Investment Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed on February 2, 2012)

10.1	Post Holdings, Inc. Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed on February 2, 2012)

10.11	Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as amended (Incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed on February 2, 2012)

10.12
Tax Allocation Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 8, 2012)

10.13
Shareholder's and Registration Rights Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 8, 2012)

10.14
Credit Agreement dated as of February 3, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 8, 2012)

31.1	Certification of CEO pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement, dated January 27, 2012 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 30, 2012 (Film No. 12553472))

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

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