Form 10-Q
period 2012-06-30
Post Holdings, Inc.
filed 2012-09-14
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$241.9	$247.7	$711.7	$730.4
Cost of goods sold	132.1	133.8	392.9	381.6
Gross Profit	109.8	113.9	318.8	348.8
Selling, general and administrative expenses	65.1	62.1	202.8	180.3
Amortization of intangible assets	3.1	3.1	9.4	9.4
Impairment of intangible assets	—	32.1	—	32.1
Other operating expenses, net	0.1	—	0.6	1.1
Operating Profit	41.5	16.6	106.0	125.9
Interest expense, net	16.1	12.8	44.2	38.6
Other (income) expense, net	—	1.4	(1.6)	5.8
Earnings before Income Taxes	25.4	2.4	63.4	81.5
Income tax expense	9.6	0.8	24.3	26.2
Net Earnings	$15.8	$1.6	$39.1	$55.3

Earnings per share:
Basic	$0.46	$0.05	$1.14	$1.61
Diluted	$0.46	$0.05	$1.13	$1.61

Weighted-Average Common Shares Outstanding:
Basic	34.3	34.3	34.3	34.3
Diluted	34.5	34.4	34.5	34.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net Earnings	$15.8	$1.6	$39.1	$55.3
Pension and postretirement activity, net of tax expense (benefit) of $0.1, $6.5, ($4.2) and $6.5, respectively	0.2	10.9	(7.0)	10.9
Foreign currency translation adjustments	(1.6)	0.3	(2.8)	4.7
Total Comprehensive Income	$14.4	$12.8	$29.3	$70.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share and per share data)

	June 30, 2012	September 30, 2011
Assets		(as restated)
Current Assets
Cash and cash equivalents	$83.5	$1.7
Accounts receivable, net	58.2	10.1
Receivable from Ralcorp	4.5	41.3
Inventories	77.7	66.6
Deferred income taxes	3.1	3.8
Prepaid expenses and other current assets	6.6	4.0
Intercompany notes receivable with Ralcorp	—	7.8
Total Current Assets	233.6	135.3
Property, net	409.4	412.1
Goodwill	1,366.4	1,366.2
Other intangible assets, net	739.2	748.6
Investment in partnership	—	60.2
Other assets	14.9	0.8
Total Assets	$2,763.5	$2,723.2

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$13.1	$—
Current portion of long-term debt with Ralcorp	—	68.0
Accounts payable	34.7	28.8
Other current liabilities	63.3	37.5
Total Current Liabilities	111.1	134.3
Long-term debt	934.7	—
Long-term debt with Ralcorp	—	716.5
Deferred income taxes	328.5	332.8
Other liabilities	105.2	104.9
Total Liabilities	1,479.5	1,288.5

Stockholders' Equity
Common stock, $0.01 par value, 300.0 million authorized, 34.4 million shares issued and outstanding as of June 30, 2012	0.3	—
Additional paid-in capital	1,271.3	—
Net investment of Ralcorp	—	1,438.3
Retained earnings	25.8	—
Accumulated other comprehensive loss	(13.4)	(3.6)
Total Stockholders' Equity	1,284.0	1,434.7
Total Liabilities and Stockholders' Equity	$2,763.5	$2,723.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net earnings	$39.1	$55.3
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	46.9	43.8
Impairment of intangible assets	—	32.1
Stock based compensation	2.2	1.0
Deferred income taxes	(8.6)	(24.6)
Other, net	1.4	7.0
Net changes in operating assets and liabilities:
Accounts receivable, net	(47.8)	59.0
Receivable from Ralcorp	36.8	(40.5)
Inventories	(11.1)	(18.3)
Prepaid expenses and other current and non-current assets	—	0.6
Accounts payable and other current and non-current liabilities	36.4	2.7
Net cash provided by operating activities	95.3	118.1

Cash Flows from Investing Activities:
Payments for capital expenditures	(22.3)	(9.8)
Net cash used in investing activities	(22.3)	(9.8)

Cash Flows from Financing Activities:
Proceeds from issuance of Senior Notes	775.0	—
Proceeds from issuance of term loan	175.0	—
Payment to Ralcorp	(900.0)	—
Repayments of long-term debt	(2.2)	—
Change in net investment of Ralcorp	(29.4)	(106.6)
Payments of debt issuance costs	(17.7)	—
Proceeds from repayment of notes receivable from Ralcorp	7.8	—
Net cash provided by (used in) financing activities	8.5	(106.6)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.5
Net increase in cash and cash equivalents	81.8	2.2
Cash and cash equivalents, beginning of period	1.7	4.8
Cash and cash equivalents, end of period	$83.5	$7.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(in millions)

						Accumulated Other Comprehensive Loss
	Shares	Common Stock	Additional Paid-in Capital	Net Investment	Retained Earnings	Retirement Benefit Adjustments, net of tax	Foreign Currency Translation Adjustments	Total Stockholders' Equity
Balance as of September 30, 2011 (as restated)	—	$—	$—	$1,438.3	$—	$(4.6)	$1.0	$1,434.7
Net earnings	—	—	—	13.3	25.8	—	—	39.1
Separation related adjustments	—	—	—	(181.8)	—	(7.2)	(1.0)	(190.0)
Reclassification of Net Investment to Additional Paid-in Capital	—	—	1,269.8	(1,269.8)	—	—	—	—
Issuance of Common Stock at Spin-Off	34.4	0.3	(0.3)	—	—	—	—	—
Stock-based compensation expense	—	—	1.8	—	—	—	—	1.8
Net change in Retirement Benefits	—	—	—	—	—	0.2	—	0.2
Foreign Currency Translation adjustments	—	—	—	—	—	—	(1.8)	(1.8)
Balance as of June 30, 2012	34.4	$0.3	$1,271.3	$—	$25.8	$(11.6)	$(1.8)	$1,284.0

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

Note 2 – Recently Issued and Adopted Accounting Standards

In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, "Disclosures about Offsetting Assets and Liabilities" which provides new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013 (i.e., Post's financial statements for the year ending September 30, 2014), and interim periods within those annual periods. The adoption of this update is not expected to have a material effect on Post's financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendment is effective for fiscal years beginning after September 15, 2012 (i.e., Post's financial statements for the year ending September 30, 2013). The adoption of this update is not expected to have a material effect on Post's financial position, results of operations or cash flows.

Note 3 – Earnings per Share

The computation of basic and diluted earnings per common share is calculated assuming the number of shares of Post common stock outstanding on February 3, 2012, following the distribution of one share of Post common stock for every two shares of Ralcorp common stock and the retention of approximately 6.8 million shares by Ralcorp, had been outstanding at the beginning of each period presented. In connection with the Spin-Off, Ralcorp stock settled stock appreciation right awards were converted to 0.3 million Post awards for certain employees and 0.1 million Post restricted shares were issued to holders of Ralcorp restricted shares using the distribution ratio of one Post restricted share for every two Ralcorp restricted shares. In addition, on February 28, 2012, the Company granted approximately 0.1 million new stock settled stock appreciation rights. On May 29, 2012, the Company granted 1.8 million non-qualified stock option awards and 0.4 million restricted stock units. For periods prior to the Spin-Off it is assumed that there are no dilutive equity instruments, other than the restricted shares previously discussed, as there were no equity awards in Post outstanding prior to the Spin-Off. See Note 1 for further discussion of the Spin-Off.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net earnings for basic and diluted earnings per share	$15.8	$1.6	$39.1	$55.3

Weighted-average shares for basic earnings per share	34.3	34.3	34.3	34.3
Effect of dilutive securities:
Stock appreciation rights	0.1	—	0.1	—
Restricted stock awards	0.1	0.1	0.1	0.1
Total dilutive securities	0.2	0.1	0.2	0.1
Weighted-average shares for diluted earnings per share	34.5	34.4	34.5	34.4

Basic earnings per share	$0.46	$0.05	$1.14	$1.61
Diluted earnings per share	$0.46	$0.05	$1.13	$1.61

Weighted-average shares for diluted earnings per share excludes 1.9 million and 2.3 million equity awards for the three and nine months ended June 30, 2012, respectively, as they were anti-dilutive.

Note 4 – Fair Value Measurements

The following table represents Post's assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy.

	June 30, 2012			September 30, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Deferred compensation investment	$1.3	$1.3	—	$0.8	$0.8	—
Deferred compensation liabilities	7.8	—	7.8	0.8	—	0.8

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short term nature of these instruments. The fair value of long-term debt, including any current portion, at June 30, 2012 (see Note 10) is approximately $986.6 based upon Level 2 inputs.

Note 5 – Derivative Financial Instruments and Hedging

In the ordinary course of business, Post is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt and foreign currency exchange rate risks relating to its foreign subsidiary.

Prior to the Spin-Off, Post participated in Ralcorp's derivative instrument program which consisted of the use of commodity contracts (options, futures and swaps) used as cash flow or economic hedges on raw material and fuel purchases. The fair value of the derivative instruments have not been reflected in Post's balance sheet because Post was not legally a party to the underlying derivative instruments and because there are no significant instruments that are allocable only to Post. The effects of Post's participation in Ralcorp's derivative instrument program on the statements of operations for the three and nine months ended June 30, 2012, was $0 and a loss of $2.0, respectively. For the three and nine months ended June 30, 2011, losses from participation in the Ralcorp derivative instrument program were $8.4 and $8.3, respectively. Derivative instrument gains and losses are included in "cost of goods sold" for all periods presented. As of September 30, 2011, the amount of Ralcorp's net derivative liability that was related to Post was $10.3. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program. As of June 30, 2012, Post had no open derivative positions.

Note 6 – Income Taxes

For the three months and nine months ended June 30, 2012, our effective tax rate was 37.8% and 38.3%, respectively, compared to 33.3% and 32.1% in the three months and nine months ended June 30, 2011, respectively. The increase in the effective tax rate for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 was primarily due to $1.8 of incremental tax expense resulting from non-deductible outside services expenses, which were incurred prior to February 3, 2012, to effect the Spin-Off. In addition, for the three months and nine months ended June 30, 2012, we recorded $1.4 and $2.1, respectively, of additional tax expense related to an uncertain tax position we expect to take on our 2012 short-period tax return.

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

The total amount of the net unrecognized tax benefits was $2.1 at June 30, 2012 related to a tax position the Company expects to take on its 2012 short-period tax return. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate is $2.1 at June 30, 2012. There were no unrecognized tax benefits for any prior periods.

The Company has not recognized any interest or penalties for the three or nine months ended June 30, 2012, as this relates to an expected future tax position, and has considered the application of penalties on its unrecognized tax benefits and determined that no accrual of penalties is currently required.

Based on the provisions of the Tax Allocation Agreement between Post and Ralcorp, Ralcorp retained responsibility for income tax liabilities and income tax returns related to all periods prior to the Spin-Off date of February 3, 2012. There are no open income tax audits in any of Post's filing jurisdictions for periods subsequent to the Spin-Off date.

Note 7 – Supplemental Operations Statement Information

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Advertising and promotion expenses	$28.1	$31.2	$95.3	$87.3
Repair and maintenance expenses	10.0	6.3	28.7	24.3
Research and development expenses	1.9	1.9	6.0	5.6
Rent expense	1.0	1.0	3.0	3.0

Note 8 – Supplemental Balance Sheet Information

	June 30, 2012	September 30, 2011
Inventories
Raw materials and supplies	$17.6	$17.2
Finished products	60.1	49.4
	$77.7	$66.6

Property, net
Land	$12.9	$12.2
Buildings and leasehold improvements	134.8	131.3
Machinery and equipment	407.8	395.3
Software	21.7	—
Construction	14.2	6.3
	591.4	545.1
Accumulated depreciation	(182.0)	(133.0)
	$409.4	$412.1

The $21.7 increase in software assets is primarily related to certain internally developed administrative software and software licenses which were transferred to Post from Ralcorp in connection with the Spin-Off.

	June 30, 2012	September 30, 2011
Other Current Liabilities
Advertising and promotion	$5.9	$9.4
Accrued interest, including intercompany interest	23.5	6.6
Deferred income	6.7	7.7
Compensation	11.8	8.2
Miscellaneous accrued taxes	5.5	3.7
Income taxes payable	5.9	—
Other	4.0	1.9
	$63.3	$37.5

Other Liabilities
Pension and other postretirement benefit obligations	$93.7	$103.5
Deferred compensation	7.8	—
Other	3.7	1.4
	$105.2	$104.9

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

The outstanding balances and related interest rates on intercompany debt instruments are summarized in the following table.

	June 30, 2012	September 30, 2011
7.29% Fixed Rate Senior Notes maturing 2018	$—	$577.5
2.83% Floating Rate Senior Notes maturing 2018	—	20.0
7.39% Fixed Rate Senior Notes maturing 2020	—	67.0
7.50% Note Payable to RAH Canada L.P.	—	52.0
1.00% Note Payable to RH Financial Corporation	—	68.0
	$—	$784.5
Less: Current Portion	—	(68.0)
Total long-term intercompany debt	$—	$716.5

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

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). As of June 30, 2012, our only domestic subsidiary (and therefore the only subsidiary guarantor) was Post Foods, LLC. Our foreign subsidiaries will not guarantee the notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).

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

Borrowings under the Credit Facility bear interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for Base Rate-based loans, depending upon the Company's consolidated leverage ratio. At June 30, 2012, the weighted average interest rate on the term loan borrowings under the Credit Facility was 2.25%. In addition, the Credit Facility requires amortization repayments of the term loan facility as follows: quarterly payments from June 30, 2012 through December 31, 2012 each in the amount of $2.2, quarterly payments from March 31, 2013 through December 31, 2013 each in the amount of $4.4, quarterly payments from March 31, 2014 through December 31, 2014 each in the amount of $6.6 and quarterly payments from March 31, 2015 through December 31, 2016 each in the amount of $8.8. Any remaining principal balance under the Credit Facility would be payable at the maturity date.

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

The outstanding balances are summarized in the following table.

	June 30, 2012	September 30, 2011
7.375% Senior Notes maturing February 2022	$775.0	$—
Term Loan maturing 2017	172.8	—
Revolving Credit Facility (i)	—	—
	$947.8	$—
Less: Current Portion	(13.1)	—
Total long-term debt	$934.7	$—

i.	The revolving credit facility has an outstanding letter of credit of $0.5 which reduces available borrowing capacity to $174.5 as of June 30, 2012.

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

The following tables provide the components of net periodic benefit cost for the plans.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Pension Benefits
Service Cost	$0.9	$1.0	$2.9	$2.8
Interest Cost	0.4	0.4	1.1	1.0
Expected return on plan assets	(0.3)	(0.5)	(1.2)	(1.3)
Amortization of net actuarial loss	0.1	0.1	0.4	0.3
Recognized prior service cost	0.1	0.1	0.3	0.3
Net periodic benefit cost	$1.2	$1.1	$3.5	$3.1

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Other Postretirement Benefits
Service cost	$0.6	$0.6	$1.8	$1.9
Interest cost	1.0	0.9	3.2	2.7
Amortization of prior service cost	(0.2)	(0.2)	(0.8)	(0.8)
Amortization of net actuarial loss	0.3	—	0.8	0.1
Net periodic benefit cost	$1.7	$1.3	$5.0	$3.9

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

Net revenues in the accompanying consolidated statements of operations represent net sales directly attributable to Post. Costs and expenses in the accompanying consolidated statements of operations represent direct and allocated costs and expenses related to Post. For periods prior to the Spin-Off, costs for certain functions and services performed by centralized Ralcorp organizations have been allocated to Post based upon reasonable activity bases (generally volume, revenues, net assets or a combination as compared to the total of Ralcorp and Post amounts) or other reasonable methods. The consolidated statements of operations include expense allocations for certain manufacturing, shipping, distribution and administration costs including information systems, procurement, accounting shared services, legal, tax, human resources, payroll, credit and accounts receivable, customer service and cash management. Total allocated costs were $0.0 and $4.6, respectively, for the three and nine months ended June 30, 2012, and $5.5 and $16.6 for the three and nine months ended June 30, 2011, respectively, which are reported in "selling, general and administrative expenses." After the Spin-Off, costs for services provided by Ralcorp are based on agreed upon fees contained in the TSA. TSA charges from February 4, 2012 to June 30, 2012 were $3.2 and $5.4, respectively, for the three and nine months ended June 30, 2012, and were reported in "selling, general and administrative expenses."

Post produces certain products for sale to Ralcorp. For periods prior to the Spin-Off, the amounts related to these transactions have been included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions which were consistent with prices of similar arm's-length transactions. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA with Ralcorp. Net sales related to those transactions was $4.3 and $12.7 for the three and nine months ended June 30, 2012, respectively, and $3.8 and $9.5 for the three and nine months ended June 30, 2011, respectively.

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

On November 4, 2010, Post entered into an agreement to sell, on an ongoing basis, all of the trade accounts receivable of Post Foods, LLC to a wholly owned, bankruptcy-remote subsidiary of Ralcorp named Ralcorp Receivables Corporation ("RRC"). The accounts receivable of Post Foods Canada Corp. were not incorporated into the agreement and were not sold to RRC. The purchase price of the receivables sold was calculated with a discount factor of 1.18%. Post received a fee from RRC to service the receivables (with no significant servicing assets or liabilities). The discounts totaled $0.0 and $3.3 for the three and nine months ended June 30, 2012, respectively and $2.4 and $8.7 for the three and nine months ended June 30, 2011, respectively, and were reported as a component of "Other (income) expense, net," Servicing fee income was $0.0 and $0.8 for the three and nine months ended June 30, 2012, respectively, and $0.9 and $2.8 for the three and nine months ended June 30, 2011, respectively, and was reported as a reduction to "Selling, general and administrative expenses." The net amount due from Ralcorp as of September 30, 2011, was $41.3. Post terminated its agreement with RRC in December 2011.

In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $2.4 and $10.4 during the three and nine months ended June 30, 2012 which were primarily related to professional service fees to effect the Spin-Off and to a lesser extent duplicative costs incurred by Post to begin establishing stand-alone processes and systems for activities performed by Ralcorp under the TSA. These costs were reported as a component of "Selling, general and administrative expenses." See Note 1 for additional information on the Spin-Off. As of June 30, 2012, the Company has a $4.5 receivable related to the net transactions from these agreements recorded as "Receivable from Ralcorp."

Note 14 - Information about Geographic Areas and Major Customers

Post's products can be grouped into three primary categories of cereals: balanced, sweetened and unsweetened. Net sales by category are shown in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Balanced	$146.4	$145.3	$423.4	$421.4
Sweetened	59.3	64.7	178.9	189.0
Unsweetened	36.2	37.7	109.4	120.0
	$241.9	$247.7	$711.7	$730.4

Post's external revenues were primarily generated by sales within the United States; sales to locations outside of the United States were approximately 16% and 15% of total net sales for the three and nine months ended June 30, 2012, respectively, and 14% and 13% of total net sales for the three and nine months ended June 30, 2011, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.

As of June 30, 2012, all of Post's long-lived assets were located in the United States except for property located in Canada which has a net carrying value of approximately $51.8.

One customer accounted for a significant portion of the Company's net sales with $54.2 and $154.0, for the three and nine months ended June 30, 2012, respectively, and $48.3 and $154.1, for the three and nine months ended June 30, 2011, respectively.

Note 15 - Investment in Partnership

On February 1, 2010, Post Foods Canada Corp. received a non-cash equity contribution from its parent in the form of ownership interest in RAH Canada Limited Partnership ("RAH Canada"). The investment was recorded at $58.6 and reflects a 48.15% ownership in the partnership. Another Ralcorp entity holds the remainder of the ownership interests. The earnings of the partnership were derived from interest on loans to the partners.

Post accounted for its investment in the partnership using the equity method. The amount of Post's net investment that represented undistributed earnings from the partnership was $0.0 and $0.2 for the three and nine months ended June 30, 2012, respectively, and $1.1 and $2.9 for the three and nine months ended June 30, 2011, respectively. The carrying value at September 30, 2011 approximated the market value of Post's investment. This equity investment in RAH Canada did not transfer to Post in the Spin-Off.

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

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

The following discussion compares our operating results for the three months ended June 30, 2012 with the three months ended June 30, 2011.

The following table summarizes the operational results for the periods indicated (dollars in millions).

	Three Months Ended June 30,
	2012	2011
Net Sales	$241.9	$247.7
Operating Profit	41.5	16.6
Net Earnings	15.8	1.6

Net Sales

Net sales for the three months ended June 30, 2012 decreased $5.8 million or 2% from the prior year comparable period primarily driven by an 6% decline in overall volumes which was partially offset by higher average net selling prices. Volumes were down across most of the Post brand portfolio, particularly our Pebbles brand which experienced a 15% decline in volumes compared to prior year. However, our Grape-Nuts and Great Grains brands experienced modest volume increases due to increased marketing and consumer support. The volume declines were primarily the result of a decline in our share of the overall RTE cereal market compared to the prior year and due to volume declines in the RTE cereal category as a whole. We believe our market share decline was primarily driven by our higher average net selling prices which resulted from lower trade spending and discounts in the current year compared to a year ago as well as some shift in RTE cereal volumes to value brand and private label products.

Percentage volume changes for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 were as follows:

Honey Bunches of Oats	(7)%
Pebbles	(15)%
Other	(1)%
Total	(6)%

Margins

	Three Months Ended June 30,
	2012	2011
	(% of net sales)
Gross Profit	45.4%	46.0%
Selling, general and administrative expenses	26.9%	25.1%
Impairment of intangible assets	—%	13.0%
Amortization of intangible assets	1.3%	1.3%
Operating Profit	17.2%	6.7%

Gross profit margins decreased by 0.6 percentage points for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Gross profit declines were driven by $7.7 million of higher raw material costs (primarily grains and sugar) and $2.5 million of unfavorable manufacturing costs primarily driven by unfavorable fixed cost absorption from lower production volumes.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased by 1.8 percentage points. SG&A was negatively impacted by $2.4 million of transition costs incurred during the three months ended June 30, 2012 as Post continues to migrate away from services provided Ralcorp under the Transition Services Agreement to stand-alone processes and procedures. Excluding the effect of these costs, SG&A increased $0.6 million, or 0.8 percentage points as a percentage of net sales. This increase was driven primarily by an increase of $2.3 million related to incremental corporate costs and an increase in stock-based compensation. These increases were partially offset by a $3.1 million decrease in advertising and promotion costs.

Operating profit as a percentage of net sales improved to 17.2% from 6.7%. This was primarily driven by the $32.1 million impairment charge on certain of our intangible assets recorded in the prior year period. Excluding this item, operating profit margins declined by 2.5 percentage points due to the factors described above.

Interest Expense

Interest expense was $16.1 million and $12.8 million for the three months ended June 30, 2012 and 2011, respectively. The increase is driven primarily by the increase in outstanding debt through the issuance of $775.0 million of Senior Notes and a $175.0 million term loan in connection with our separation from Ralcorp. Prior year interest expense was related to debt obligations of Ralcorp which were assumed from Kraft in the August 2008 acquisition of Post. At the time of the separation of Post from Ralcorp, all intercompany debt and related intercompany accrued interest was settled. In connection with the separation, we incurred significant new third party indebtedness. See Notes 9 and 10 and below in "Liquidity and Capital Resources" for further discussion of our indebtedness and related interest expense.

Income Taxes

Income tax expense was $9.6 million, which represents an effective income tax rate of 37.8%, for the three months ended June 30, 2012 compared to an expense of $0.8 million and an effective income tax rate of 33.3%, for the three months ended June 30, 2011. During the three months ended June 30, 2012, we recorded $1.4 million of tax expense related to an uncertain tax position we expect to take on our 2012 short-period tax return. Excluding this item, our effective tax rate would have been approximately 32.3% for the three months ended June 30, 2012.

Nine months ended June 30, 2012 compared to nine months ended June 30, 2011

The following discussion compares our operating results for the nine months ended June 30, 2012 with the nine months ended June 30, 2011.

The following table summarizes the operational results for the periods indicated (dollars in millions).

	Nine Months Ended June 30,
	2012	2011
Net Sales	$711.7	$730.4
Operating Profit	106.0	125.9
Net Earnings	39.1	55.3

Net Sales

Net sales for the nine months ended June 30, 2012 decreased $18.7 million or 3% from the prior year comparable period primarily driven by a 6% decline in overall volumes which was partially offset by higher average net selling prices. Volumes were down across most of the Post brand portfolio with the exception of Great Grains which experienced a 9% volume increase supported by a national advertising campaign to re-launch the brand. The volume declines were primarily the result of a decline in our share of the overall RTE cereal market compared to the prior year and due to volume declines in the RTE cereal category as a whole. We believe our market share decline was primarily driven by our higher average net selling prices which resulted from lower trade spending and discounts in the current year compared to a year ago as well as some shift in RTE cereal volumes to private label products.

Percentage volume changes for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 were as follows:

Honey Bunches of Oats	(6)%
Pebbles	(11)%
Other	(4)%
Total	(6)%

Margins

	Nine Months Ended June 30,
	2012	2011
	(% of net sales)
Gross Profit	44.8%	47.8%
Selling, general and administrative expenses	28.5%	24.7%
Impairment of intangible assets	—%	4.4%
Amortization of intangible assets	1.3%	1.3%
Operating Profit	14.9%	17.2%

Gross profit margins decreased by 3.0 percentage points for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Gross profit margin declines were driven by $19.2 million of higher raw material costs (primarily grains, nuts and sugar) and $15.2 million of unfavorable manufacturing costs primarily driven by unfavorable fixed cost absorption from lower production volumes.

SG&A as a percentage of net sales increased by 3.8 percentage points. SG&A was negatively impacted by $10.4 million of costs incurred to effect the separation of Post from Ralcorp and to begin transitioning Post to stand-alone processes and procedures during the nine months ended June 30, 2012. Excluding the effect of these costs, SG&A as a percentage of net sales increased from 24.7% in 2011 to 27.0% in 2012. This increase was driven by $8.0 million of increased advertising and promotion costs in connection with our national advertising campaign to support the Great Grains brand re-launch and to provide advertising support for our overall brand portfolio in line with our strategy to stabilize our market share in the RTE cereal category. We incurred an incremental $4.3 million of compensation expense in the current year primarily due to incremental corporate costs and an increase in stock-based compensation.

Operating profit as a percentage of net sales declined to 14.9% from 17.2%. This was primarily driven by lower sales and margin compression in the current year and due to increases in SG&A as previously described. These factors were partially offset by the $32.1 million impairment charge recorded in the prior year period.

Interest Expense

Interest expense was $44.2 million and $38.6 million for the nine months ended June 30, 2012 and 2011, respectively. The increase is driven primarily by the increase in outstanding debt through the issuance of $775.0 million of Senior Notes and a $175.0 million term loan in connection with our separation from Ralcorp. Prior year interest expense and current year interest expense up to the date of separation from Ralcorp was related to debt obligations of Ralcorp which were assumed from Kraft in the August 2008 acquisition of Post. At the time of the separation of Post from Ralcorp, all intercompany debt and related intercompany accrued interest was settled. In connection with the separation, we incurred significant new third party indebtedness. See Notes 9 and 10 and below in "Liquidity and Capital Resources" for further discussion of our indebtedness and related interest expense.

Income Taxes

Income tax expense was $24.3 million, which represents an effective income tax rate of 38.3%, for the nine months ended June 30, 2012, compared to an expense of $26.2 million and an effective income tax rate of 32.1%, for the nine months ended June 30, 2011. The effective tax rate for the nine months ended June 30, 2012 was negatively impacted by $4.6 million of non-deductible transaction expenses incurred to effect the separation of Post from Ralcorp, which resulted in $1.8 million of incremental tax expense. In addition, during the nine months ended June 30, 2012, we recorded $2.1 million of tax expense related to an uncertain tax position we expect to take on our 2012 short-period tax return. Excluding the effect of these items, our effective tax rate for the nine months ended June 30, 2012 would have been approximately 32.2%.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Spin-Off, we incurred approximately $950.0 million of new indebtedness, consisting of $175.0 million aggregate principal amount of borrowings under a senior secured term loan facility and $775.0 million in aggregate principal amount of senior notes. We did not receive any proceeds from the senior notes, which were issued to Ralcorp in connection with the separation. The proceeds from the term loan facility were transferred to Ralcorp to acquire the assets of the Canadian operations of the Post cereals business. We retained approximately $32 million after payment of fees and expenses relating to the financing transactions. We also have a $175.0 million revolving credit facility with no borrowings. In February 2012 we issued a $0.5 million letter of credit which reduced available borrowing capacity to $174.5 million as of June 30, 2012.

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

Short-term financing needs are primarily for financing of working capital, required prepayments of the term loan facility, which are expected to be minimal over the next 12 months, and the payment of semi-annual interest of our senior notes, with our first payment of $30.5 million due in August 2012. Long-term financing needs will depend largely on the need to fund potential growth opportunities, which may include, but are not limited to, capital expansion and acquisition activity.

Sources and Uses of Cash

The following table presents our cash flows for the periods indicated (dollars in millions):

	Nine Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$95.3	$118.1
Investing activities	(22.3)	(9.8)
Financing activities	8.5	(106.6)
Effect of exchange rates on cash and cash equivalents	0.3	0.5
Net increase (decrease) in cash and cash equivalents	$81.8	$2.2

Operating activities.

Cash provided by operating activities for the nine months ended June 30, 2012 decreased by $22.8 million compared to the nine months ended June 30, 2011 primarily driven by lower gross profit and increased selling, general and administrative costs.

Investing activities.

Cash used in investing activities for the nine months ended June 30, 2012 increased by $12.5 million compared to the nine months ended June 30, 2011. The increase was driven primarily by the purchase of a corporate office building and related furniture and fixtures in the first half of 2012 and an increase in general plant maintenance and upgrades.

Financing activities.

Cash provided by financing activities was $8.5 million for the nine months ended June 30, 2012. In connection with our separation from Ralcorp, we issued $950.0 million in debt of which $900.0 million was remitted to Ralcorp and approximately $17.7 million was paid as debt issuance costs, with the remaining $32.3 million in proceeds retained by the Company. The components of net transfers include cash deposits from Post to Ralcorp and cash borrowings received from Ralcorp used to fund operations or capital expenditures and allocation for Ralcorp's corporate expenses. Additionally, during the nine months ended June 30, 2012, we made $2.2 million in scheduled repayments on our term loan facility.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are discussed in more detail in Note 2 to the Notes to the Combined Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Estimates" included in our Current Report on Form 8-K/A filed with the SEC on September 14, 2012, which restated the audited financial statements of the Company filed on Form 10 for the fiscal year ended September 30, 2011, as filed with the SEC on January 25, 2012. There have been no significant changes to our critical accounting policies during the nine months ended June 30, 2012.

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

For the nine months ended June 30, 2012, we have seen continued downward pressure across most of our brands, which has resulted in revenue and volume declines, which in some cases exceeded our projected declines. We have and continue to implement measures to provide additional support to our brands through product innovation and improved consumer and trade support. As of June 30, 2012, we do not believe there has been a significant event that would trigger an impairment of any of our trade-name intangible assets, however, should our long-term brand revenue and volume projections continue to lag our prior expectations we will have to re-evaluate the appropriateness of the carrying value of certain intangible assets and goodwill, which may result in an impairment charge.
For information on recently adopted and recently issued accounting pronouncements, please refer to Note 2 of Notes to the Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of June 30, 2012, we have indebtedness of $775.0 million of senior notes (the "Notes") and our senior secured credit facility (the "Credit Facility") for $350.0 million which consists of a $175.0 million term loan, of which $172.8 million is outstanding at June 30, 2012, and an unfunded revolving credit facility with $175.0 million of capacity.

The Notes bear fixed rate interest of 7.375% per annum. Interest payments on the Notes are due semi-annually each February 15 and August 15, with the first interest payment of $30.5 million due on August 15, 2012. The maturity date of the Notes is February 15, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2012. Based on management's evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2012. Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Also, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, in such a manner as to allow timely disclosure decisions.
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

During the quarter ended June 30, 2012, several areas of internal control over financial reporting, including customer billing, accounts payable and fixed asset accounting, have changed as we implemented stand-alone processes and discontinued services from Ralcorp under the TSA. Controls and procedures related to these new stand-alone functions have been, or are in the process of being, implemented. We are also continuing the process of implementing a transition plan for our information technology systems and other services still provided by Ralcorp under the TSA.

The internal control changes described above represent the only changes in internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Commodity price volatility and higher energy costs could negatively impact profits.

The primary commodities used by our businesses include wheat, nuts (including almonds), sugar, edible oils, corn, oats, cocoa, and our primary packaging includes linerboard cartons and corrugated boxes. In addition, our manufacturing operations use large quantities of natural gas and electricity. The cost of such commodities may fluctuate widely and we may experience shortages in commodity items as a result of commodity market fluctuations, availability, increased demand, weather conditions, and natural disasters as well as other factors outside of our control. Higher prices for natural gas, electricity and fuel may also increase our production and delivery costs. Changes in the prices charged for our products may lag behind changes in our energy and commodity costs. Accordingly, changes in commodity or energy costs may limit our ability to maintain existing margins and have a material adverse effect on our operating profits. Due to the recent drought in the United States, pricing for certain commodities is expected to continue to rise, which may materially harm our business, financial condition and results of operations. If Post fails to hedge and prices subsequently increase, or if Post institutes a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors' costs and our financial results could be adversely affected.

Our ability to operate our business effectively may suffer if we do not establish our own financial, administrative and other support functions in order to operate as a separate, stand-alone company, and the transition services Ralcorp has agreed to provide may not be sufficient for our needs.

Prior to the separation, we relied on financial, administrative and other resources, including the business relationships, of Ralcorp to support the operation of our business. Ralcorp is providing us with certain transition services for up to 24 months following the separation, but we may not be able to adequately replace those resources or replace them at the same cost. We may not be able to successfully put in place the financial, operational and managerial resources necessary to operate independently within the time periods prescribed by the Transaction Services Agreement. Unanticipated delays in transitioning from the services Ralcorp provides could lead to duplicative costs and other inefficiencies. Any failure or significant downtime in our own financial or administrative systems or in Ralcorp's financial or administrative systems during the transition period could impact our results or prevent us from performing other administrative services and financial reporting on a timely basis and could materially harm our business, financial condition and results of operations.

Labor strikes or work stoppages by our employees could harm our business.

Currently, a significant number of our full-time production and maintenance employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected. The labor contract for our Battle Creek, Michigan location, our largest facility, is scheduled to expire in October 2012.
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
We believe that this material weakness does not exist as of June 30, 2012. However, we can make no assurances that additional material weaknesses or significant deficiencies may not subsequently arise. If we fail to achieve and maintain effective internal control over financial reporting and disclosure controls and procedures, it could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations, result in material misstatements in our financial statements, restatement of financial statements, sanctions or investigations by regulatory authorities, or loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. See "Item 4. Controls and Procedures."
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

10.11	Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as amended and restated

10.15
First Amendment and Waiver to Credit Agreement dated as of May 14, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 15, 2012)

10.16	Employment Agreement dated as of May 29, 2012 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 31, 2012)

10.17	Non-Qualified Stock Option Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 31, 2012)

10.18	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of the Company (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on May 31, 2012)

10.19	Restricted Stock Unit Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on May 31, 2012)

10.20	Form of Restricted Stock Unit Agreement for Other Executive Officers of the Company (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on May 31, 2012)

10.21	Senior Management Bonus Program, as amended and restated

10.22	Key Management Bonus Program, as amended and restated

10.23
Second Amendment and Waiver to Credit Agreement dated as of June 13, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 14, 2012)

10.24	Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.1 to the Company's Form 8-K filed on August 9, 2012)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement, dated January 27, 2012 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 30, 2012 (Film No. 12553472))

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

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