Form 10-K
period 2012-09-30
Post Holdings, Inc.
filed 2012-12-13
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-35305
______________________
POST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________

Missouri	45-3355106
(State of incorporation)	(I.R.S. Employer Identification No.)

2503 S. Hanley Road, St. Louis, Missouri	63144
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (314) 644-7600
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of these terms in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 31, 2012, the last day of the registrant's second quarter, was $1,115,464,530.
Number of shares of Common Stock, $.01 par value, outstanding as of November 30, 2012: 32,669,394

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2012, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	the impact of our separation from Ralcorp Holdings, Inc. ("Ralcorp") and risks relating to our ability to operate effectively as a stand-alone, publicly traded company, including, without limitation:

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to achieve benefits from our separation;

•	our obligations to indemnify Ralcorp if the separation is taxable under certain circumstances;

•	restrictions on our taking certain actions due to tax rules and covenants with Ralcorp;

•	changes in our cost structure, management, financing and business operations following the separation;

•	the impact of our restated fiscal year 2011 and first quarter 2012 financial statements;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our product market against manufacturers of both branded and private label cereal products and our ability to retain our market position;

•	labor strikes or work stoppages by our employees;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in consumer demand for ready-to-eat cereals;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	legal and regulatory factors, including changes in food safety, advertising and labeling laws and regulations;

•	disruptions or inefficiencies in supply chain;

•	fluctuations in foreign currency exchange rates;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plan;

•	loss of key employees;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	business disruptions caused by information technology failures; and

•	other risks and uncertainties included under “Risk Factors” in this document.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this document to conform these statements to actual results or to changes in our expectations.

PART I
ITEM 1.    BUSINESS
INTRODUCTION
Post Holdings, Inc. is a Missouri corporation incorporated on September 22, 2011. Our principal executive offices are located at 2503 S. Hanley Road, St. Louis, Missouri 63144. Post has a single operating segment and manufactures and markets products under several brand names, including Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, Good Morenings® and Honeycomb®. Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries, and for periods prior to the Spin-Off from Ralcorp Holdings, Inc. ("Ralcorp"), the Branded Cereal Business of Ralcorp.
We are a manufacturer, marketer and distributor of branded ready-to-eat cereals in the United States and Canada. We are the third largest seller of ready-to-eat cereals in the United States with a 10.4% share of retail sales (based on retail dollar sales) for the 52 week period ended September 29, 2012, based on Nielsen’s expanded All Outlets Combined (xAOC) information. Nielsen’s xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (Sam’s & BJs), some dollar retailers (Dollar General, Family Dollar & Dollar Tree) and military. Our products are manufactured through a flexible production platform consisting of four owned primary facilities and sold through a variety of channels such as grocery stores, mass merchandisers, club stores, and drug stores. The Company’s products are manufactured at four facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; and Niagara Falls, Ontario. Over 85% of our products are sold to customers within the United States.
On February 3, 2012, Post completed its legal separation from Ralcorp via a spin-off (the “Spin-Off”). In the Spin-Off, Ralcorp shareholders of record on January 30, 2012, the record date for the distribution, received one share of Post common stock for every two shares of Ralcorp common stock held. On February 6, 2012, Post began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company.
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report contains financial and other information concerning our business developments and operations and are incorporated into this Item 1.
You can find additional information about us, including our Form 10, 10-Q, 8-K, other securities filings (and amendments thereto), press releases and other important announcements, by visiting our website at postfoods.com or the Security and Exchange Commission's ("SEC") website at www.sec.gov for securities filings only, from which they can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC. Our Corporate Governance Guidelines, Standards of Business Conduct for Officers and Employees, Director Code of Ethics, and the charters of the Audit and Corporate Governance and Compensation Committees of our board of directors are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600). The information on our website is not part of this report.
Our Business
We market and sell ready-to-eat cereal products in three different categories:
Balanced.  Our balanced products include Honey Bunches of Oats, Post Selects, Great Grains and Shreddies, our largest brand in Canada. These products appeal to consumers within multiple demographic categories, offering great-tasting and nutritious products with unique blends of tastes and textures.
Sweet.  Our sweetened products include Pebbles, a leading brand among children and adolescents, Honeycomb, Golden Crisp, Alpha-Bits and Waffle Crisp. These products appeal to consumers seeking a wholesome sweet or sweet treat product.
Unsweetened.  Our unsweetened products include Post Shredded Wheat, Post Raisin Bran and Grape-Nuts. These well-established products appeal to consumers focused on nutrition and offer a number of recognized health benefits.
In addition, in fiscal 2012, we introduced a new value line of Good Morenings cereals in select stores. This line has larger package size, family-friendly flavors at a lower price point. The Company leverages the strength of its brands, category expertise, and over a century of institutional knowledge to create a diverse portfolio of cereals that enhance consumer satisfaction.

Honey Bunches of Oats
Honey Bunches of Oats is one of the largest brands in the ready-to-eat cereal market, currently the third largest brand of ready-to-eat cereal in the United States with a 4.5% dollar market share of retail sales in xAOC for the 52-week period ended September 29, 2012, based on information available from Nielsen. Honey Bunches of Oats was first launched in 1989 and has experienced substantial growth over the past 20+ years. The brand has been supported with strong marketing programs and R&D driven new product introductions. Honey Bunches of Oats is also the second highest ranked ready-to-eat cereal brand by market share among Hispanics, based on information from Nielsen, driven by the taste profile of the product as well as strong marketing campaigns.
We believe growth potential exists for Honey Bunches of Oats in the ready-to-eat cereal category through continued new product innovation, ongoing quality improvements and consistent marketing support. In addition, we believe we can leverage the Honey Bunches of Oats trademark and our research and development capabilities to expand into adjacent product categories in the cereal aisle.
Pebbles
Pebbles was first launched in 1971 and has been a consistently strong performer for Post in the sweetened sub-category of the ready-to-eat cereal category, with a 1.8% dollar market share of retail sales in xAOC for the 52-week period ended September 29, 2012, based on information available from Nielsen.
Great Grains
We believe Great Grains has been well received in the marketplace since its re-launch in fiscal 2011 and we plan to continue our focus on growing consumer awareness and continuing the brand’s momentum. In the 52-week period ended September 29, 2012 in xAOC, Great Grains dollar consumption volume grew 7.9% and package consumption increased by 7.4% versus the prior year driven by the strong advertising campaign launched in support of the brand. We plan to continue to invest in the Great Grains brand through innovation and optimization of advertising and packaging.
Good Morenings
We believe Good Morenings has been well received in select stores since its recent introduction in fiscal 2012. The Good Morenings line is unique as it combines the Post quality with the value concept of lower advertising costs. We intend to expand this value line of quality cereal further in fiscal 2013.
Other Key Brands
Grape-Nuts was one of the first ready-to-eat cereals, originally commercialized in 1897. This iconic brand continues to be a profitable and important part of the Post portfolio. We also plan on investing and continuing to build great brands, such as Honeycomb, Raisin Bran, Alpha-Bits, Shreddies and Golden Crisp. We plan on stabilizing the Shredded Wheat business by building penetration among adults through new promotional and a public relations plans focused on strong health and wellness attributes.
Marketing
We believe that our marketing efforts are fundamental to the success of our business. Advertising and marketing expenses were $126.4 million, $117.3 million and $88.6 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively. We develop marketing strategies specific to each existing or new product line. We have increased our advertising and promotion efforts to sustain and grow the support of our brands. Our marketing efforts are focused on building brand awareness and loyalty, attracting new consumers to and increasing consumption of our ready-to-eat cereal products. Our consumer-targeted marketing campaigns include television and print advertisements, coupon offers, co-marketing arrangements with complementary consumer product companies and co-op advertising with select retail customers. Our internet and social media efforts are an important component of our overall marketing and brand awareness strategy. We use these tools both to educate consumers about the nutritional value of our products as well as for product promotion and consumer entertainment. In fiscal 2012 we launched a new website, www.postgoodness.com, which facilitates the Post brand through social media.
Sales Organization
We sell our products primarily to grocery, mass merchandise, supercenters, club store, and drug store customers through an internal sales staff and broker organizations. We also sell to military, internet and food service channels. We also utilize broker, distribution or similar arrangements for sales of products outside the United States.
Our sales organization collaborates with customers to develop strong merchandising programs to help drive the sale of Post products. We believe cereal is a core staple for consumers and drives shopping frequency, making it a key center-of-store, highly promoted destination category for retailers. Our sales organization works to develop strong merchandising programs to meet customer needs, such as prominent in-store merchandising displays, which also helps drive overall sales for Post. Additionally, we collaborate with retailers on integrated marketing efforts and share shopper insights to help generate sales.
Over the past year, we have undertaken major efforts to strengthen our sales team. Initiatives have included transitioning key customers from broker to direct, significantly increasing sales headcount, building internal shopper insight capabilities, and improving trade return on investment performance and analytical capabilities.
Research and Development
We have a team of 68 research and development, quality and packaging development professionals, 45 of whom are located at our Battle Creek, Michigan facility. Our research and development capabilities span ingredients, grains and packaging technologies; product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations.
We incurred expenses of approximately $7.9 million, $7.6 million and $7.7 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively, for research and development activities.
Manufacturing, Distribution and Administrative Facilities
Our products are manufactured in the United States and Canada primarily in four manufacturing facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; and Niagara Falls, Ontario described in more detail below.
We distribute our products through seven distribution centers strategically-located in Battle Creek, Michigan; Columbus, Ohio; Olive Branch, Mississippi; Redlands, California; Cedar Rapids, Iowa; and two in Toronto, Canada. Our sales staff is supported by a customer accounting group responsible for the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.
Our Battle Creek, Michigan location, which has its roots back to the late 1800s, is one of the largest ready-to-eat cereal manufacturing facilities in the United States, comprised of approximately 1.9 million square feet of owned manufacturing space located on 68 acres. The location supports a wide array of manufacturing techniques, including gun puffing, extrusion, batch cooking and continuous cooking, has rail access for grain receiving and allows for approximately 1.5 million bushels of grain storage and milling capabilities.
Our Jonesboro, Arkansas location, which was built in 1993, comprises approximately 320,000 square feet of owned manufacturing space located on 80 acres. This location produces high-speed, highly-automated products using batch cooking and shredding manufacturing techniques and has rail access for grain receiving and storage.
Our Modesto, California location, which was built in 1976, comprises approximately 282,000 square feet of owned manufacturing space located on 80 acres. This location, which serves the western region of the United States, supports continuous cooking, baking and extrusion manufacturing techniques and has rail access for grain receiving and storage.
Our Niagara Falls, Ontario location, which was built in the early 1900s, comprises approximately 190,000 square feet of owned manufacturing space located on 6.6 acres. This location supports batch cooking and shredding manufacturing capabilities.
We use a variety of widely-used ready-to-eat cereal manufacturing processes in multiple facilities, providing a flexible manufacturing platform that may facilitate growth, operational flexibility and opportunities for cost-optimization. All of our manufacturing facilities manufacture products which are sold in the United States, Canada and other parts of the world. We consider all of our manufacturing facilities to be in good condition and suitable for our present needs.
In addition, we lease approximately 28,000 square feet of administrative office space in Parsippany, New Jersey and approximately 7,700 square feet of administrative office space in Toronto, Canada. Our executive offices are located in St. Louis, Missouri in an owned office building with approximately 29,000 square feet of space. In fiscal 2012, we entered into a lease in Irvine, California of approximately 6,000 square feet to house certain members of our sales force.
Sourcing and Inventory Management
Raw materials used in our business consist of ingredients and packaging materials. The principal ingredients are agricultural commodities, including wheat, oats, other grain products, vegetable oils, fruits, almonds and other tree nuts, cocoa, corn syrup and sugar. The principal packaging materials are linerboard cartons, corrugated boxes, plastic containers and cartonboard.
We purchase raw materials from local, regional, national and international suppliers. The prices paid for raw materials can fluctuate widely due to weather conditions, labor disputes, government policies and regulations, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations, or other unforeseen circumstances. The supply of raw materials can be negatively impacted by the same factors that can impact their cost. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain ingredients and packaging needed for production. Although the prices of the principal raw materials can be expected to fluctuate, we believe such raw materials to be in adequate supply and generally available from numerous sources.
Cereal processing ovens are generally fueled by natural gas or propane, which are obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) are also used in our processing facilities. Short-term standby propane storage exists at several plants for use in the event of an interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.
Trademarks and Intellectual Property
We own a number of trademarks that are critical to the success of our business, including Post®, Honey Bunches of Oats®, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Grape-Nuts®, Good Morenings® and Honeycomb®. Our trademarks are in most cases protected through registration in the United States and most other markets where the related products are sold.
Our Pebbles™ products are sold under trademarks that have been licensed from a third party pursuant to a long-term license agreement that covers the sale of all Pebbles branded cereal products in the United States, Canada and several other international markets.
Similarly, we own several patents in North America. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.
Seasonality
Demand for ready-to-eat cereal has generally been approximately level throughout the year, although demand for certain promotional products may be influenced by holidays, changes in seasons, or other events.
Customers
We have enjoyed long and stable relationships with key customers across all major channels of distribution, including retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drug stores and foodservice distributors across the U.S. and Canada. The Post name and its many brands have long been a staple in many U.S retailers.
Our top ten customers represent approximately 55% of gross sales for fiscal year 2012, and our largest customer, Wal-Mart, accounted for approximately 21% of net sales during such period.
Post continues to focus on increasing its sales by expanding distribution of its products into fast growing sales channels, such as dollar store, club store, foodservice and drug store channels.
For the fiscal years ended September 30, 2012, 2011 and 2010, sales to locations outside of the United States were approximately 14%, 13% and 13% of total net sales, respectively.
Competition
We face intense competition from large manufacturers of branded ready-to-eat cereal, as well as manufacturers of private brand and value brand ready-to-eat cereals. Top branded ready-to-eat cereal competitors include Kellogg, General Mills and Quaker Oats (owned by PepsiCo). Leading private brand and value brand manufacturers of ready-to-eat cereal include Ralcorp, Malt-O-Meal and Gilster Mary Lee. We believe that pressure from private brand manufacturers is minimized, however, due to the promotional nature of the ready-to-eat cereal category.
The ready-to-eat cereal industry is highly sensitive to both pricing and promotion. In addition, our customers do not typically commit to buy predetermined amounts of products. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. The ready-to-eat cereal industry is expected to remain highly competitive in the foreseeable future.
Future growth opportunities are expected to depend on our ability to implement strategies for competing effectively in the ready-to-eat cereal industry, including strategies relating to enhancing the performance of our employees, strengthening our relationships with top customers and fast growing retailers, maintaining effective cost control programs, developing and implementing methods for more efficient manufacturing and distribution operations, and developing successful new products, while at the same time maintaining high product quality, aggressive pricing and promotion of our products.

Growth Strategy
Our strategy is to leverage and build the strength of our brands through ongoing and impactful marketing support in order to grow our revenues and market share. We intend to expand our platform of iconic brands by identifying organic opportunities to extend those brands into new product lines or markets. In addition, we intend to pursue acquisition opportunities that can strengthen our current portfolio of branded products or enable us to expand into complementary categories, geographic regions or distribution channels.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada are subject to local and national regulations similar to those applicable to our business in the United States. As a producer of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the Food and Drug Administration, Department of Commerce and Federal Trade Commission in the United States as well as similar regulatory agencies in Canada. Products that do not meet these regulatory standards may be considered to be adulterated and/or misbranded and subject to recall. These federal agencies as well as states and some local governments may license and inspect plants and warehouses and also enforce prohibitions against misbranded and adulterated food. From time to time, changes in regulations can lead to costly label format modifications and product formulation changes. In the event such changes cause us to use different ingredients, the cost of goods sold may also increase. In many instances, we may not be able to offset the increased cost by increasing prices.
Our facilities, like those of similar businesses, are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act in the United States and similar regulatory agencies in Canada. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in compliance with all employee safety regulations.
Our operations are also subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, waste water pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and Superfund, which imposes joint and several liability on each responsible party. Our Canadian facility is subject to local and national Canadian regulations similar to those applicable to us in the United States.
Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans, changes in legal requirements, including any requirements related to global climate change, or other factors.
The Environmental Protection Agency and related environmental governmental agencies have issued notice that Post may be liable for improper air emissions at the Modesto, California facility. We anticipate we will be indemnified for a significant portion of any remediation and penalties by the previous owners of the facilities. We believe that we have adequate reserves to cover any remaining unindemnified liability that may result from these investigations.
We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when their receipt is deemed probable. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters and future capital expenditures for environmental control equipment, in our opinion, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities and any indemnified costs, should not have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows.
Some of the food commodities on which our business relies are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.
Employees
We have approximately 1,400 employees as of November 15, 2012, of which approximately 1,200 are in the United States and approximately 200 are in Canada. Currently, approximately 60% of our employees are unionized. We, or Ralcorp on our behalf, have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe that our relations with employees and their representative organizations are good.

We negotiate with our unions at a frequency determined by our labor contracts. Most recently we successfully negotiated a collective bargaining agreement for our Niagara Falls and Battle Creek facilities. On November 30, 2012, the union voted to ratify a new collective bargaining agreement for our Battle Creek facility with a three-year term. The labor contract for our Modesto facility expires in May 2013. In the event of a work stoppage, we have contingency plans in place that would utilize the plant capabilities in conjunction with our ability to manufacture cereals in other locations to mitigate disruption to the business. However, there are limitations inherent in any plan to mitigate disruption to our business in the event of a work stoppage and, particularly in the case of a prolonged work stoppage, there can be no assurance that it would not have a material adverse effect on our results of operations.
Executive Officers
The section below provides information regarding our executive officers as of December 1, 2012:
William P. Stiritz, age 78, has been the Chairman of our Board of Directors and Chief Executive Officer since February 2012. Prior to joining Post, Mr. Stiritz served as the Chairman of the Board of Directors of Ralcorp Holdings, Inc. from 1994 until February 2012.
Terence E. Block, age 64, has been our President and Chief Operating Officer since January 2012. Prior to joining Post, Mr. Block was the President of North American Pet Foods for Nestle Purina PetCare Company from January 2002 until December 2011.
James L. Holbrook, age 53, has served as Executive Vice President, Marketing since October 2011. Prior to joining Post, he served as Chief Executive Officer of EMAK Worldwide, Inc., a family of marketing services agencies, from 2005 through September 2011.
Robert V. Vitale, age 46, has served as our Chief Financial Officer since October 2011. He served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services from 2006 until 2011.
Jeff A. Zadoks, age 47, has served as our Corporate Controller since October 2011 and serves as the Company’s principal accounting officer. Mr. Zadoks most recently served as Senior Vice President and Chief Accounting Officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as Vice President and Corporate Controller from December 2003 until January 2010.
Diedre J. Gray, age 34, has served as our Senior Vice President – Legal and Corporate Secretary since December 2011 and our General Counsel effective September 1, 2012. Ms. Gray most recently served as Associate General Counsel and Assistant Secretary at MEMC Electronic Materials, Inc., a semiconductor and solar wafer manufacturing company. Previously, Ms. Gray was an attorney at Bryan Cave LLP from 2003 to 2010.
Available Information
We make available free of charge through our website (http://www.memc.com) reports we file with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site containing these reports and proxy and information statements at http://www.sec.gov. Any materials we file can be read and copied online at that site or at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549, on official business days during the hours of 10:00 am and 3:00 pm. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
ITEM 1A.    RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operation, financial condition or results.
Risks Related to Our Business
We compete in a mature category with strong competition.
We compete in the ready-to-eat cereal category with competitors that represent larger shares of category sales. Our products face strong competition from competitors for shelf space and sales. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences. Some of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase marketing or lose market share, any of which could have a material adverse effect on our business and financial results. This high level of competition by our competitors could result in a decrease in our sales volumes. In addition, increased trade spending or advertising or reduced prices on our competitors’ products may require us to do the same for our products which could impact our margins and volumes. If we did not do the same, our revenue, profitability and market share could be adversely affected.
We may be unable to anticipate changes in consumer preferences and trends, which could result in decreased demand for our products.
Our success depends in part on our ability to anticipate the tastes and eating habits of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time and can be affected by a number of different and unexpected trends. Our failure to anticipate, identify or react quickly to these changes and trends, and to introduce new and improved products on a timely basis, could result in reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of nutrients or ingredients such as trans fats, sugar, processed wheat and corn or other product attributes.
A decline in demand for ready-to-eat cereals could adversely affect our financial performance.
We focus primarily on producing and selling ready-to-eat cereal products. Because of our product concentration, any decline in consumer demand or preferences, including diet-driven changes, for ready-to-eat cereals or any other factor that adversely affects the ready-to-eat cereal market could have a material adverse effect on our business, financial condition or results of operations. We could also be adversely affected if consumers lose confidence in the healthfulness, safety or quality of ready-to-eat cereals or ingredients. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.
Economic downturns could limit consumer demand for our products.
The willingness of consumers to purchase our products depends in part on general or local economic conditions. In periods of economic uncertainty, consumers may purchase more generic, private brand or value brands and may forego certain purchases altogether. In those circumstances, we could experience a reduction in sales of our products. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect profit margins. Any of these events could have an adverse effect on our results of operations.
Commodity price volatility and higher energy costs could negatively impact profits.
The primary commodities used by our businesses include wheat, nuts (including almonds), sugar, edible oils, corn, oats, cocoa, and our primary packaging includes linerboard cartons and corrugated boxes. In addition, our manufacturing operations use large quantities of natural gas and electricity. The cost of such commodities may fluctuate widely and we may experience shortages in commodity items as a result of commodity market fluctuations, availability, increased demand, weather conditions, and natural disasters as well as other factors outside of our control. Higher prices for natural gas, electricity and fuel may also increase our production and delivery costs. Changes in the prices charged for our products may lag behind changes in our energy and commodity costs. Accordingly, changes in commodity or energy costs may limit our ability to maintain existing margins and have a material adverse effect on our operating profits. Due to the current year drought in the United States, pricing for certain commodities is expected to continue to rise, which may materially harm our business, financial condition and results of operations. If Post fails to hedge and prices subsequently increase, or if Post institutes a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors' costs and our financial results could be adversely affected.
The restatement of our historical financial statements may have a material adverse effect on our stock price and our ability to meet third party obligations.
As a result of Ralcorp's restatement of its financial statements for the fiscal year ended September 30, 2011 and the three months ended December 31, 2011, we also restated our historical financial statements for the same periods. While the circumstances leading to the restatement occurred before our spin-off from Ralcorp, any restatement may affect investor confidence in our financial disclosures and may result in a decline in stock price and stockholder lawsuits related to the restatement.
Although we have completed the restatement, we cannot guarantee that we will not receive inquiries from the Securities and Exchange Commission (“SEC”) or the New York Stock Exchange (“NYSE”) regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself. The delays caused by the restatement could also continue to impact our ability to meet third party time-sensitive contractual obligations.

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
We believe that this material weakness does not exist as of September 30, 2012. However, we can make no assurances that additional material weaknesses or significant deficiencies may not subsequently arise. If we fail to achieve and maintain effective internal control over financial reporting and disclosure controls and procedures, it could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations, result in material misstatements in our financial statements, restatement of financial statements, sanctions or investigations by regulatory authorities, or loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.
Labor strikes or work stoppages by our employees could harm our business.
A significant number of our full-time production and maintenance employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.
In the event of a work stoppage, we have contingency plans in place that would utilize the plant capabilities in conjunction with our ability to manufacture cereals in other locations to mitigate disruption to the business.  However, there are limitations inherent in any plan to mitigate disruption to our business in the event of a work stoppage and, particularly in the case of a prolonged work stoppage, there can be no assurance that it would not have a material adverse effect on our results of operations.
Impairment in the carrying value of intangible assets could negatively impact our net worth. If our goodwill, indefinite-lived intangible assets, or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.
The carrying value of intangible assets represents the fair value of goodwill, trademarks, trade names and other acquired intangibles. Intangibles and goodwill expected to contribute indefinitely to our cash flows are not amortized, but our management reviews them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairments to intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could negatively impact our net worth and could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations. During fiscal years 2011 and 2010 we incurred impairment losses related to goodwill and trademark intangible assets, and we could have additional impairments in the future. See further discussion of these impairment losses in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 4 of “Notes to Consolidated Financial Statements” of our Audited Consolidated Financial Statements.
If we pursue strategic acquisitions, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.
Unsuccessful implementation of business strategies to reduce costs may adversely affect our results of operations.
Many of our costs, such as raw materials, energy and freight, are outside our control. Therefore, we must seek to reduce costs in other areas, such as operating efficiency. If we are not able to complete projects which are designed to reduce costs and increase operating efficiency on time or within budget, our operating profits may be adversely impacted. In addition, if the cost-saving initiatives we have implemented or any future cost-saving initiatives do not generate the expected cost savings and synergies, our results of operations may be adversely affected.
Our inability to raise prices may adversely affect our results of operations.
Our ability to raise prices for our products may be adversely affected by a number of factors, including but not limited to industry supply, market demand, and promotional activity by competitors. If we are unable to increase prices for our products as may be necessary to cover cost increases, our results of operations could be adversely affected. In addition, price increases typically generate lower volumes as customers then purchase fewer units. If these losses are greater than expected or if we lose distribution as a result of a price increase, our results of operations could be adversely affected.
Loss of a significant customer may adversely affect our results of operations.
A limited number of customer accounts represent a large percentage of our consolidated net sales. Our top ten customers represent approximately 55% of our gross sales for fiscal year 2012, and our largest customer, Wal-Mart Stores, Inc., accounted for approximately 21% of our net sales in each of fiscal 2012, 2011 and 2010. The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food retailers, super centers and mass merchandisers. The competition to supply products to these high-volume stores is intense. Currently, we do not have long-term supply agreements with a substantial number of our customers, including our largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. If a major customer elected to stop carrying one or more of our products, our sales may be adversely affected.
Consolidation among the retail grocery and foodservice industries may hurt profit margins.
Over the past several years, the retail grocery and foodservice industries have undergone significant consolidations and mass merchandisers are gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands, and increased promotional programs. If we are unable to respond to these requirements, our profitability or volume growth could be negatively impacted. Additionally, if the surviving entity is not a customer, we may lose significant business once held with the acquired retailer.
If our food products become adulterated, misbranded, or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured.
Selling food products involves a number of legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We may need to recall some or all of our products if they become adulterated, mislabeled or misbranded. This could result in destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality may discourage consumers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability judgment against us, could result in a loss of consumer confidence in our food products. This could have an adverse effect on our financial condition, results of operations or cash flows.
Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Termination of our material licenses would have a material adverse effect on our business.
We manufacture and market our Pebbles™ products in the United States and several other locations pursuant to a long-term intellectual property license agreement. This license gives us the exclusive right (subject only to an exception regarding the sale of similar products in amusement and theme parks) to use The Flintstones characters in connection with breakfast cereal and to sell all Pebbles™ branded cereal products in those regions. If we were to breach any material term of this license agreement and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the Flintstones characters or the Pebbles™ brand for this or any other reason, the loss of such rights could have a material adverse effect on our business.
Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow more money if necessary. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.
Changing currency exchange rates may adversely affect our earnings and financial position.
We have operations and assets in the United States and Canada. Our consolidated financial statements are presented in U.S. dollars; therefore, we must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of the Canadian dollar may negatively affect the value of these items in our consolidated financial statements. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our consolidated results of operations and financial position may be negatively affected.
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
The food production and marketing industry is subject to a variety of federal, state, local and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. In the U.S. we are regulated by, among other federal and state authorities, the U.S. Food and Drug Administration, U.S. Federal Trade Commission and the U.S. Departments of Commerce and Labor as well as by similar authorities abroad. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, we market and advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.
As a publicly traded company, we are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements may result in an increase in expenses and a diversion of management’s time from other business activities.
We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel or experience turnover of our management team.
We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. If we lose one or more members of our senior management team, or if we fail to attract new employees, our business and financial position, results of operations or cash flows could be harmed.

Changes in weather conditions, natural disasters and other events beyond our control can adversely affect our results of operations.
Changes in weather conditions and natural disasters such as floods, droughts, frosts, earthquakes, hurricanes, fires or pestilence, may affect the cost and supply of commodities and raw materials, including tree nuts, corn syrup, sugar, corn and wheat. Additionally, these events can result in reduced supplies of raw materials and longer recoveries of usable raw materials. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.
We may experience losses or be subject to increased funding requirements and expenses to our qualified pension plans, which could negatively impact our cash flows and/or profits.
We maintain a qualified defined benefit plan in the U.S. and Canada and we are obligated to ensure that these plans are funded in accordance with applicable regulations. In the event the stock market deteriorates, the funds in which we invest do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to these plans and recognize increased expense within our financial statements.
Technology failures or delays could disrupt our operations and negatively impact our business.
We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Such interruptions could negatively impact our business.
Currently, Ralcorp is providing the majority of our information technology services under the Transition Services Agreement we entered into in connection with our separation from Ralcorp, and we remain substantially dependent on Ralcorp to provide these services until we migrate to our own systems. If Ralcorp is unable to provide these services in accordance with the Transition Services Agreement, or if there are delays in migrating to our own systems, our business could be adversely affected.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, copyrights and licenses, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and the policing of third party misuses of our intellectual property. Our failure to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections for intellectual property, may diminish our competitiveness and could materially harm our business.
We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our operating profits and harm our future prospects.
We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
We are subject to extensive and frequently changing federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, use, treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and materials. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous wastes or materials were disposed or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, various current and likely future federal, state, local and foreign laws and regulations could regulate the emission of greenhouse gases, particularly carbon dioxide and methane. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business.
Future events, such as new or more stringent environmental laws and regulations, any new environmental claims, the discovery of currently unknown environmental conditions requiring response action, or more vigorous enforcement or a new interpretation of existing environmental laws and regulations, might require us to incur additional costs that could have a material adverse effect on our financial results.
Pending and future litigation may lead us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, employment matters, environmental matters or other aspects of our business. In addition, we may in the future be subject to additional litigation or other proceedings or actions arising in relation to the restatement of our historical financial statements. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our financial position, cash flows or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our financial position, cash flows or results of operations.
Risks Related to the Separation from Ralcorp and Recent Financing Transactions
We have substantial debt and high leverage, which could adversely affect our business.
We have a significant amount of debt. We had $945.6 million of total debt as of September 30, 2012. Our overall leverage and the terms of our financing arrangements could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	make it more difficult for us to satisfy our obligations under our indebtedness;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•
limit our flexibility to plan for and to adjust to changing business and market conditions in the industry in which we operate, and increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements;

•
limit our ability to obtain additional financing for working capital, for capital expenditures, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward; and

•	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.
In addition, we incurred, in connection with the separation, a significant amount of debt for which we did not receive any cash proceeds, but which instead were issued to Ralcorp. As a result of the indebtedness we incurred in connection with the separation, the amount of leverage in our business has significantly increased. This has increased the riskiness of our business and of an investment in our common stock.
Our ability to meet expense and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity.
Our credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.
The agreements governing our debt, including our credit facilities and the indenture governing our senior notes, contain various covenants that impose restrictions on us that may affect our ability to operate our business.
The agreements governing our credit facilities and our senior notes contain covenants that, among other things, limit our ability to:

•	borrow money or guarantee debt;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make specified types of investments and acquisitions;

•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.
These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.
A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the senior notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Our historical financial results as a business segment of Ralcorp may not be representative of our results as a separate, stand-alone company.
Much of the historical financial information we have included in this document has been derived from the consolidated financial statements and accounting records of Ralcorp (and, for periods before August 4, 2008, of Kraft). Accordingly, our historical financial information does not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a separate, stand-alone company during the periods presented or those that we may achieve in the future primarily as a result of the following factors:

•
Prior to the separation, our business was operated by Ralcorp as part of its broader corporate organization, rather than as an independent company. Ralcorp or one of its affiliates performed various corporate functions for us, including, but not limited to, legal, treasury, accounting, auditing, risk management, information technology, human resources, corporate affairs, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical financial results include allocations of corporate expenses from Ralcorp for these and similar functions. These allocations may be less than the comparable expenses we incur as a separate publicly traded company.

•
Prior to the separation, our business was integrated with the other businesses of Ralcorp. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. The loss of the benefits of doing business as part of Ralcorp could have an adverse effect on our results of operations and financial condition.

•
Generally, our working capital requirements and capital for our general corporate purposes, including advertising and trade promotions, research and development and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of Ralcorp. In connection with the separation, we incurred substantial indebtedness, as discussed above.

•
The cost of capital for our business may be higher than Ralcorp’s cost of capital prior to the separation because Ralcorp’s cost of debt prior to the separation may have been lower than ours following the separation.

We may be unable to achieve some or all of the benefits that we expected to achieve from our separation from Ralcorp.
By separating from Ralcorp there is a risk that our company may be more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of Ralcorp. As part of Ralcorp we were able to enjoy certain benefits from Ralcorp’s operating diversity and purchasing and borrowing leverage. We may not be able to achieve some or all of the benefits that we expected to achieve as a stand-alone, independent company.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and our results of operations.
In connection with the separation, Ralcorp undertook financing transactions which, along with the separation and the financing transactions involving us, may be subject to federal and state fraudulent conveyance and transfer laws. If a court were to determine under these laws that, at the time of the separation, any entity involved in these transactions or the separation:

•	was insolvent,

•	was rendered insolvent by reason of the separation,

•	had remaining assets constituting unreasonably small capital, or

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, the court could void the separation, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our shareholders to return to Ralcorp some or all of the shares of our common stock issued pursuant to the separation, or require Ralcorp or us, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets were less than the amount of its liabilities or if it incurred debt beyond its ability to repay the debt as it matures.
We may have a significant indemnity obligation to Ralcorp if the separation and/or certain related transactions are treated as a taxable transaction.
We are a party to a Tax Allocation Agreement with Ralcorp, which sets out each party’s rights and obligations with respect to federal, state, local and foreign taxes for periods before and after the separation (including taxes that may arise if the separation and/or certain related transactions do not qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended, or the “Code”) and related matters such as the filing of tax returns and the conduct of the parties in IRS and other audits.
Ralcorp received a private letter ruling from the IRS to the effect that, among other things, the separation and certain related transactions qualify for tax-free treatment under the Code. In addition, Ralcorp obtained an opinion from its legal counsel substantially to the effect that, among other things, the separation and certain related transactions qualify for tax-free treatment under the Code. The private letter ruling from the IRS is not binding on the IRS if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect. Furthermore, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling is based upon representations by Ralcorp that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling.
The opinion of counsel referred to above addressed all of the requirements necessary for the separation and certain related transactions to obtain tax-free treatment under the Code, relied on the IRS private letter ruling as to matters covered by the ruling, and was based on, among other things, certain assumptions and representations made by Ralcorp and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in such opinion. The opinion is not binding on the IRS or the courts and the IRS or the courts may not agree with the opinion.
Notwithstanding receipt by Ralcorp of the private letter ruling and opinion of counsel, the IRS could determine that the separation and/or certain related transactions should be treated as taxable transactions if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling is false or has been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling. Furthermore, events subsequent to the distribution could cause Ralcorp to recognize gain on the separation, including as a result of Section 355(e) of the Code.
Pursuant to the Tax Allocation Agreement, in certain cases, we will be required to indemnify Ralcorp for taxes resulting from the separation and/or certain related transactions not qualifying for tax-free treatment for United States federal income tax purposes. Pursuant to the Tax Allocation Agreement, we will be required to indemnify Ralcorp for losses and taxes of Ralcorp resulting from the breach of certain covenants made by us and for certain taxable gain that could be recognized by Ralcorp, including as a result of certain acquisitions of our stock or assets. Ralcorp is obligated to indemnify us in certain cases under the Tax Allocation Agreement, including in relevant part for taxes and certain losses incurred by us if the separation and certain related transactions were to fail to qualify for tax-free treatment because of actions or failures to act by Ralcorp or any of its affiliates. If we are required to indemnify Ralcorp under the circumstances set forth in the Tax Allocation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position. Our indemnification obligations to Ralcorp are not limited by any maximum amount.

The tax rules applicable to the separation and our indemnification obligations contained in the Tax Allocation Agreement may restrict us from taking certain actions, engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the separation.
The distribution of Post would be taxable to Ralcorp if such distribution was part of a “plan or series of related transactions” pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in Ralcorp or Post. Under current U.S. federal income tax law, acquisitions that occur during the four-year period that begins two years before the date of the distribution are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the distribution. U.S. Treasury regulations currently in effect generally provide that whether an acquisition and a distribution are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the U.S. Treasury regulations. In addition, the U.S. Treasury regulations provide several “safe harbors” for acquisitions that are not considered to be part of a plan.
These rules and our indemnification obligations contained in the Tax Allocation Agreement limit our ability during the two-year period following the distribution to enter into certain transactions that may be advantageous to us and our shareholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, disposing of certain assets, engaging in mergers and acquisitions and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired.
Our ability to operate our business effectively may suffer if we do not establish our own financial, administrative and other support functions in order to operate as a separate, stand-alone company, and the transition services Ralcorp has agreed to provide may not be sufficient for our needs.
Prior to the separation, we relied on financial, administrative and other resources, including the business relationships, of Ralcorp to support the operation of our business. Ralcorp is providing us with certain transition services for up to 24 months following the separation, but we may not be able to adequately replace those resources or replace them at the same cost. We may not be able to successfully put in place the financial, operational and managerial resources necessary to operate independently within the time periods prescribed by the Transition Services Agreement. Unanticipated delays in transitioning from the services Ralcorp provides could lead to duplicative costs and other inefficiencies. Any failure or significant downtime in our own financial or administrative systems or in Ralcorp's financial or administrative systems during the transition period could impact our results or prevent us from performing other administrative services and financial reporting on a timely basis and could materially harm our business, financial condition and results of operations.
The agreements we have entered into with Ralcorp involve conflicts of interest and therefore may have materially disadvantageous terms to us.
We have entered into certain agreements with Ralcorp, including the Separation and Distribution Agreement, Tax Allocation Agreement, Employee Matters Agreement and Transition Services Agreement which set forth the main terms of the separation and provide a framework for our initial relationship with Ralcorp following the separation. The terms of these agreements and the separation were determined at a time when we were still part of Ralcorp and therefore involve conflicts of interest. Accordingly, such agreements may not reflect terms that could have been reached on an arm’s-length basis between unaffiliated parties, which could have been materially more favorable to us.
We may incur material costs and expenses as a result of our separation from Ralcorp, which could adversely affect our profitability.
As a result of our separation from Ralcorp, we may incur costs and expenses greater than those we incurred prior to the separation. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human resources related functions, and it is possible that these costs will be material to our business.
Our business, financial condition and results of operations may be adversely affected if we are unable to negotiate terms that are as favorable as those Ralcorp has received when we replace contracts after the separation.
Prior to completion of the separation, certain functions (such as purchasing, information systems, customer service, logistics and distribution) for our business generally had been performed under Ralcorp’s centralized systems and, in some cases, under contracts that were also used for Ralcorp’s other businesses and which were not assigned to us. We may not be able to negotiate terms that are as favorable as those Ralcorp received as we replace these contracts with our own agreements.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will eventually be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on their audit of our internal control over financial reporting. Our management report on internal controls and our auditors' report are not contained in this report due to a transition period established under SEC rules for newly public companies. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.
Risks Related to Our Common Stock
Your percentage ownership in Post may be diluted in the future.
As with any publicly traded company, your percentage ownership in Post may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees and the accelerated vesting of other equity awards. For a more detailed description of the stock incentive plan, see “Executive Compensation.”
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this prospectus or for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions.
Provisions in our articles of incorporation and bylaws, provisions of Missouri law, and our shareholder protection rights agreement may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Our articles of incorporation, bylaws and Missouri law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the board of directors is divided into three classes with staggered terms;

•	the board of directors fixes the number of members on the board;

•	elimination of the rights of our shareholders to act by written consent (except when such consent is unanimous) and to call shareholder meetings;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of our board of directors to issue preferred stock without shareholder approval;

•	supermajority vote requirements for certain amendments to our articles of incorporation and bylaws;

•
anti-takeover provisions of Missouri law which may prevent us from engaging in a business combination with an interested shareholder, or which may deter third parties from acquiring our common stock above certain thresholds; and

•	limitations on the right of shareholders to remove directors.
We have also entered into a shareholder protection rights agreement which gives our shareholders certain rights that could deter a change of control of us in a transaction not approved by our board of directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal properties are our owned manufacturing locations and our administrative offices, both owned and leased, shown in the following table. Some properties include on-site warehouse space. We own our principal executive offices in St. Louis, MO. Our leases are generally long-term. Certain of our owned real property are subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. Generally, we believe each location or facility provides adequate capacity for current and anticipated future customer demand.

Locations	Size (Sq. Ft.)	Purpose
Battle Creek, MI	1,920,000	Cereal manufacturing
Jonesboro, AR	320,000	Cereal manufacturing
Modesto, CA	282,000	Cereal manufacturing
Niagara Falls, ON, Canada	190,000	Cereal manufacturing
St. Louis, MO	29,000	Principal executive offices
Parsippany, NJ	28,000	Administrative office space
Toronto, ON, Canada	7,700	Administrative office space
Irvine, CA	6,000	Sales and administrative

ITEM 3.    LEGAL PROCEEDINGS
We are a party to a number of legal proceedings in various federal, state and foreign jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve complex questions of fact and law.
From time to time, we are a party to various other legal proceedings. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually and in the aggregate to our consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters are not expected to be material to our consolidated financial position, results of operations or cash flows.
For a description of certain proceedings involving environmental matters which were pending at September 30, 2012, see “Governmental Regulation and Environmental Matters” on page 6.

ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “POST.” There were approximately 7,000 shareholders of record on November 30, 2012. We have no plans to pay cash dividends in the foreseeable future, and our credit agreement restricts our ability to pay dividends. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30, 2012
	High	Low
Second Quarter (February 6, 2012 through March 31, 2012)	$33.74	$25.34
Third Quarter	34.35	27.33
Fourth Quarter	33.92	28.35

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2012	—	$—	—	—
August 1 – August 31, 2012	—	—	—	—
September 1 – September 30, 2012*	1,750,000	30.50	—	—
Total	1,750,000	$30.50	—	—

*
On September 28, 2012, the Company repurchased 1,750,000 shares at a price of $30.50 per share. These shares are a portion of the Post common shares that were retained by Ralcorp in connection with the spin-off of Post from Ralcorp.

Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Post common stock, (b) the Russell 2000 index and (c) a peer group composed of 17 U.S.-based public companies in the food and consumer packaged goods industries. The companies are: B&G Foods, Inc.; Brown-Forman Corporation; Central European Distribution Corporation; Coca-Cola Bottling Co.; Cott Corporation; Darling International Inc.; Diamond Foods, Inc.; Flowers Foods, Inc.; Green Mountain Coffee Roasters, Inc.; The Hain Celestial Group, Inc.; Imperial Sugar Company; J&J Snack Foods Corp.; Monster Beverage Corporation; Sanderson Farms, Inc.; Snyder’s-Lance, Inc.; Sunopta Inc. and TreeHouse Foods Inc. This graph covers the period from February 6, 2012 (the first day our common stock began “when-issued” trading on the NYSE) through September 30, 2012.

COMPARISON OF CUMULATIVE TOTAL RETURN *

Among Post Holdings, Inc., the Russell 200 Index and a comparable peer group

130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
6-Feb-12
6-Mar-12
6-Apr-12
6-May-12
6-Jun-12
6-Jul-12
6-Aug-12
6-Sep-12
Post Holdings
Russell 2000 Index
Peer Group

* $100 invested on 2/6/12 in stock or index.
Performance Graph Data

	Post ($)	Russell 2000Index ($)	Peer Group($)
2/6/2012	100.00	100.00	100.00
2/29/2012	115.81	97.90	99.19
3/30/2012	122.46	100.23	100.33
4/30/2012	110.64	98.61	99.78
5/31/2012	111.83	91.97	102.15
6/29/2012	114.35	96.39	102.32
7/31/2012	110.08	95.00	99.60
8/31/2012	111.01	98.03	102.74
9/28/2012	111.79	101.10	103.15
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

ITEM 6.    SELECTED FINANCIAL DATA
(in millions, except per share data)

	Year Ended September 30,				Two Months Ended Sept. 30, 2008(c)	Seven Months Ended Aug. 4, 2008(d)
(In millions)	2012	2011	2010	2009

Statement of Operations Data
Net sales	$958.9	$968.2	$996.7	$1,072.1	$184.6	$657.4
Cost of goods sold	530.0	516.6	553.7	570.8	127.1	370.4
Gross profit	428.9	451.6	443.0	501.3	57.5	287.0
Selling, general and administrative expenses	274.5	239.5	218.8	272.7	43.7	150.6
Amortization of intangible assets	12.6	12.6	12.7	12.6	2.2	—
Impairment of goodwill and other intangible assets(a)	—	566.5	19.4	—	—	—
Other operating expenses, net	2.7	1.6	1.3	0.8	—	2.4
Operating profit (loss)	139.1	(368.6)	190.8	215.2	11.6	134.0
Interest expense	60.3	51.5	51.5	58.3	9.6	—
Other (income) expense	(1.6)	10.5	(2.2)	—	—	—
Earnings (loss) before income taxes	80.4	(430.6)	141.5	156.9	2.0	134.0
Income tax provision (benefit)	30.5	(6.3)	49.5	55.8	1.4	48.9
Net earnings (loss)	$49.9	$(424.3)	$92.0	$101.1	$0.6	$85.1

Earnings (Loss) per share(b)	$1.45	$(12.33)	$2.67	$2.94	$0.02	N/A

Statement of Cash Flows Data
Depreciation and amortization	$63.2	$58.7	$55.4	$50.6	$9.8	$20.3
Cash provided (used) by:
Operating activities	$144.0	$143.8	$135.6	$221.1
Investing activities	(30.9)	(14.9)	(24.3)	(36.7)
Financing activities	(57.1)	(132.1)	(112.4)	(183.3)

Balance Sheet Data
Cash and cash equivalents	$58.2	$1.7	$4.8	$5.7	$3.2
Working capital (excl. cash and cash equivalents)	25.1	(0.7)	68.0	39.5	(180.1)
Total assets	2,732.3	2,723.2	3,348.0	3,368.1	3,504.6
Debt, including short-term portion	945.6	784.5	716.5	716.5	716.5
Other liabilities	129.2	104.9	90.7	78.3	69.6
Total equity	1,231.5	1,434.7	2,061.7	2,023.3	1,811.3
______________

(a)	For information about the impairment of goodwill and other intangible assets, see “Critical Accounting Policies and Estimates” and Notes 2 and 4 of “Notes to Consolidated Financial Statements.”

(b)
Earnings (Loss) per share for the fiscal years ended September 30, 2011, 2010 and 2009 and the two months ended September 30, 2008, are calculated assuming weighted-average shares outstanding of 34.4 million shares which represents the amount of common shares outstanding following the distribution of one share of Post common stock for every two shares of Ralcorp common stock and the retention of approximately 6.8 million shares by Ralcorp. For the periods presented there are no dilutive shares as there were no actual shares or share-based awards outstanding prior to the distribution. Periods prior to August 5, 2008, were excluded as the Post Cereals Business was owned by Kraft prior to these dates.

(c)
Ralcorp (Successor) acquired Post from Kraft (Predecessor) on August 4, 2008 and changed its fiscal year end to September 30. The data for the two months ended September 30, 2008 represents results for the post-acquisition (Successor) period from August 4, 2008 to September 30, 2008. As a result of the acquisition and the application of purchase accounting, the basis of Post’s assets and liabilities were adjusted to fair value as of the acquisition date.

(d)	The data in these columns represents pre-acquisition financial information based on the fiscal calendar of Kraft (Predecessor).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8, and the “Cautionary Statement on Forward-Looking Statements” on page 1.
Overview
We are a leading manufacturer, marketer and distributor of branded ready-to-eat cereals in the United States and Canada. We are the third largest seller of ready-to-eat cereals in the United States with 10.4% market share (based on retail dollar sales in xAOC) for the 52-week period ended September 29, 2012, according to Nielsen. Our products are manufactured through a flexible production platform consisting of four owned primary facilities and sold through a variety of channels such as grocery stores, mass merchandisers, club stores, drug stores, convenience stores and foodservice establishments. Our portfolio of brands includes diverse offerings such as Honey Bunches of Oats, Shredded Wheat, Grape-Nuts, Shreddies, Raisin Bran, Good Morenings, Golden Crisp, Alpha-Bits, Honeycomb, Pebbles, and Great Grains. We have leveraged the strength of our brands, category expertise, leadership, and over a century of institutional knowledge to create a diverse portfolio of cereals that enhance the lives of consumers.
From 1925 to 1929, our predecessor, Postum Cereal Company, acquired over a dozen companies and expanded its product line to more than 60 products. The company changed its name to General Foods Corporation and over several decades introduced household names such as Post Raisin Bran (1942), Honeycomb (1965), Pebbles (1971) and Honey Bunches of Oats (1989). General Foods Corporation was acquired by Philip Morris Companies in 1985, and subsequently merged with Kraft in 1989. In 2008, the Post cereals business was split off from Kraft and acquired by Ralcorp Holdings, Inc.
On July 14, 2011, Ralcorp’s Board of Directors announced that they had unanimously agreed in principle to separate the Post cereals business from Ralcorp in a tax-free spin-off to Ralcorp shareholders. On February 3, 2012, Post legally separated from Ralcorp in which each shareholder of Ralcorp as of January 30, 2012, the record date for the distribution, received one share of Post common stock for every two shares of Ralcorp common stock held; additionally, Ralcorp retained approximately 6.8 million unregistered shares of Post common stock. On September 28, 2012, Ralcorp sold all of its interest in Post; in connection with this transaction Post repurchased 1.75 million of these common shares for approximately $53.4 million.
Business Drivers and Measures
In operating our business and monitoring its performance, we consider a number of performance measures and operational factors as well as factors affecting the ready-to-eat cereal industry as whole as further discussed below.

•
Our business is characterized by intense competition among large manufacturers of branded, private label and value brand ready-to-eat cereals. In recent years, the dollar revenue in the ready-to-eat cereal category has been flat, and in some years has declined, which has tended to intensify this competition. We expect this strong competitive environment to continue in the future. During our fiscal year 2012, we experienced a 3% decline in volume compared to fiscal year 2011 as well as a 0.4 share point decline in our market share based on dollar consumption. We believe the volume decline was primarily the result of overall declines in the ready-to-eat cereal category combined with the challenges of stabilizing the level and effectiveness of our trade and advertising and consumer spending. During fiscal 2012, we instituted programs which aimed to stabilize and reverse market share declines experienced in prior years by improving the value proposition of our products through new pricing strategies, improved marketing programs, a focus on product quality and expanding the distribution of our products into currently underrepresented sales channels.

•
The primary components of our costs of goods sold include raw materials (agricultural commodities including wheat, corn, oats, sugar, fruit and tree nuts), packaging (linerboard cartons, corrugated boxes, plastic containers, and carton board) and freight and distribution (a combination of common carriers and inter-modal rail). In 2012, we experienced increases in our raw material commodity costs and we expect certain of our commodity prices to continue to increase into fiscal 2013.

•
Our selling, general and administrative costs consist primarily of advertising and promotion, marketing, general office and research and development costs. During 2012, these costs increased primarily as a result of increased advertising and promotion spending, incremental costs for a direct sales force, higher bonus costs, and costs to establish and operate Post as a stand-alone public company.

Seasonality
Demand for ready-to-eat cereal has generally been level throughout the year, although demand for certain promotional products may be influenced by holidays, changes in seasons, or other events.
Results of Operations
The following discussion compares our summarized operating results for the fiscal years ended September 30, 2012, 2011 and 2010.
The following table summarizes operational results for the periods indicated (dollars in millions).

	Year Ended September 30,
	2012	2011	2010

Net Sales	$958.9	$968.2	$996.7
Operating Profit (Loss)	139.1	(368.6)	190.8
Net Earnings (Loss)	49.9	(424.3)	92.0
Net Sales
Percentage volume changes for the fiscal years ended September 30, 2012 and 2011 relative to comparable amounts for the prior year period were as follows:

	Year Ended September 30,
	2012	2011
Honey Bunches of Oats	(2)%	(6)%
Pebbles	(6)%	(2)%
Other	(3)%	(14)%
Total	(3)%	(9)%

Fiscal 2012 compared to 2011
Net sales for the year ended September 30, 2012 decreased $9.3 million or 1% compared to prior year primarily driven by a 3% decline in overall volumes which was only partially offset by higher average gross and net selling prices. For the fiscal year, Honey Bunches of Oats and Pebbles volumes were down 2% and 6%, respectively, versus prior year, however, Great Grains experienced a year over year volume increase of 10%.
Fiscal 2011 compared to 2010
Net sales decreased $28.5 million or 3% in fiscal 2011, as the impact of a 9% decline in overall volumes was partially offset by higher average net selling prices which was driven primarily by an 18% reduction in trade spending. Volumes were down across most of the Post brand portfolio driven by lower trade spending compared to the trade spending levels a year ago and competitive promotional activity. Other factors impacting net sales included a 12% volume increase for Great Grains, driven by a national advertising campaign to support the brand.
Margins

	Year Ended September 30,
	2012	2011	2010
	(% of net sales)
Gross Profit	44.7%	46.6%	44.4%
Selling, general and administrative expenses	28.6%	24.7%	22.0%
Amortization of intangible assets	1.3%	1.3%	1.3%
Impairment of goodwill and other intangible assets	—%	58.5%	1.9%
Operating Profit (Loss)	14.5%	(38.1)%	19.1%

Fiscal 2012 compared to 2011
Gross profit margins decreased by 1.9 percentage points in 2012 compared to 2011. Gross profit margin declines were driven by $26.5 million of higher raw material costs (primarily grains and sugar) and $7.4 million of unfavorable other manufacturing costs primarily driven by unfavorable fixed cost absorption due to lower production volumes and $3.3 million of higher freight costs.
Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased by 3.9 percentage points. SG&A was negatively impacted by $12.5 million of costs incurred to effect the separation of Post from Ralcorp and to begin transitioning Post to stand-alone processes and procedures during the fiscal year 2012. Excluding the effect of these costs, SG&A as a percentage of net sales increased from 24.7% in 2011 to 27.3% in 2012. This increase was driven by $9.1 million of increased advertising and promotion costs to provide advertising support for our overall brand portfolio in line with our strategy to stabilize our market share in the RTE cereal category. The remaining increase was driven by incremental holding company costs, and higher operating company overhead for the new direct sales force and higher bonus costs partially offset by lower warehousing and broker expense.
Operating profit as a percentage of net sales increased to 14.5% from negative 38.1%. Excluding the impact of the prior year impairment charge of $566.5 million, operating profit margin decreased from 20.4% to 14.5%, see Notes 2 and 4 in the “Notes to Consolidated Financial Statements” for further information regarding the impairment charge. This decrease was primarily driven by lower sales and margin compression in the current year and due to increases in SG&A as previously described.
Fiscal 2011 compared to 2010
Gross profit margins improved by 2.2 percentage points to 46.6% in 2011 compared to 2010. Gross profit margins were negatively impacted by $7.1 million of mark-to-market losses on commodity derivatives that did not qualify for hedge accounting (economic hedges) in fiscal 2011 and $1.3 million of transition and integration costs in fiscal 2010. Excluding the effect of these items, gross profit margins were 47.4% in fiscal 2011, up from 44.6% for fiscal 2010. Gross profit margins benefitted significantly from the aforementioned 18% reduction in trade spending, thereby increasing average net selling prices. This benefit was partially offset by unfavorable manufacturing costs due to unfavorable fixed cost absorption from lower production volumes and higher raw material costs (primarily sugar, nuts, wheat, corn and packaging costs).
SG&A as a percentage of net sales were negatively impacted by $6.4 million of transition and integration costs in 2010 and by $2.8 million of Post separation costs in 2011. Excluding the effect of these items, SG&A as a percentage of net sales increased from 21.3% in 2010 to 24.4% in 2011, driven primarily by higher advertising costs. The $28.7 million increase in advertising costs was primarily due to the national advertising campaign to support the Great Grains brand re-launch as well as modest increases behind Pebbles and Honey Bunches of Oats.
Operating profit margin was negatively impacted primarily by the $566.5 million impairment charge related to our goodwill and other intangible assets. Excluding the effect of impairment charges of $566.5 million in 2011 and $19.4 million in 2010, our operating profit margin was 20.4% in 2011 compared to 21.1% in 2010, primarily driven by factors previously discussed above.
Interest Expense
Interest expense was $60.3 million and $51.5 million for the fiscal years ended September 30, 2012 and 2011, respectively. The increase is driven primarily by the increase in outstanding debt through the issuance of $775.0 million of Senior Notes and a $175.0 million term loan in connection with our separation from Ralcorp. Prior year interest expense and current year interest expense up to the date of separation from Ralcorp was related to debt obligations of Ralcorp which were assumed from Kraft in the August 2008 acquisition of Post.
Interest expense was $51.5 million for the fiscal years ended September 30, 2011 and 2010 as average long-term intercompany debt levels remained virtually unchanged during these time periods. At the time of the separation of Post from Ralcorp, all intercompany debt and related intercompany accrued interest was settled. In connection with the separation, we incurred significant new third party indebtedness. See Notes 12 and 13 in the “Notes to Consolidated Financial Statements” and below in "Liquidity and Capital Resources" for further discussion of our indebtedness and related interest expense.
Income Taxes
Income tax expense was $30.5 million, which represents an effective income tax rate of 37.9%, for the year ended September 30, 2012, compared to a benefit of $6.3 million and an effective income tax rate of 1.5% (negative), for the year ended September 30, 2011. The current year effective tax rate was unfavorably impacted by tax expense related to an uncertain tax position of $2.7 which we expect to take on our short period tax return for the period starting with the separation from Ralcorp and ending on September 30, 2012. The year to date effective income tax rate was also unfavorably impacted by $4.6 million of non-deductible outside service expenses incurred to effect the Company's separation from Ralcorp, which resulted in incremental income tax expense of approximately $1.8 million. The prior year annual effective tax rate was significantly impacted by the nondeductible goodwill impairment expense incurred during the fourth quarter of fiscal 2011. Excluding the effect of these items, our effective tax rate for the year ended September 30, 2012 would have been approximately 32.3%.
Income taxes were a benefit of $6.3 million for the fiscal year ended September 30, 2011 compared to an expense of $49.5 million in the prior fiscal year, driven primarily by lower earnings before taxes. The effective income tax rate was approximately 1.5% (negative) for fiscal year 2011, down from 35.0% in the prior year. The effective tax rate for 2011 was significantly affected by the $427.8 million non-deductible goodwill impairment loss discussed above. Excluding the goodwill impairment charge and the effect of the Domestic Production Activities Deduction (DPAD) discussed below, the effective tax rate for 2011 would have been 28.6%.
For both 2011 and 2010, the effective tax rate was favorably impacted by the effects of the DPAD, and also impacted by minor effects of shifts between the relative amounts of domestic and foreign income. The DPAD is a U.S. federal deduction of a percentage of taxable income from domestic manufacturing. Taxable income is affected by not only pre-tax book income, but also temporary differences in the timing and amounts of certain tax deductions, including significant amounts related to impairments of trademark intangible assets, depreciation of property, and postretirement benefits. In addition, for fiscal 2011, the DPAD percentage was increased from 6% to 9% of qualifying taxable income.
Liquidity and Capital Resources
As part of the separation, we incurred $950 million of indebtedness, which consisted of $175 million aggregate principal amount of borrowings under a senior secured term loan facility and $775 million in aggregate principal amount of senior notes. We did not receive any proceeds from the senior notes, which we initially issued to Ralcorp in connection with the separation. Approximately $125 million of the proceeds from the term loan facilities were transferred to Ralcorp in connection with the separation. Of the remaining $50 million in proceeds, we retained approximately $32 million after payment of fees and expenses relating to the financing transactions. We also have a $175 million revolving credit facility that was unfunded at the time of the separation and remained unfunded through September 30, 2012. See Note 13 of “Notes to Consolidated Financial Statements” for additional information.
Effective as of the distribution date, Ralcorp transferred to Post certain defined benefit pension and other postretirement benefit plans. For more information about defined benefit pension and postretirement benefit plans, see Note 15 of “Notes to Consolidated Financial Statements.”
Historically, we have generated and expect to continue to generate positive cash flows from operations, supported by favorable operating income margins. We believe our cash flows from operations and our current and future credit facilities will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business and risk factors described elsewhere in this prospectus. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.
Short-term financing needs primarily consist of working capital requirements, interest payments and required repayments of the term loan facility. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity.
The following tables show recent cash flow data, which is discussed below.

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Cash provided by operating activities	$144.0	$143.8	$135.6
Cash used by investing activities	(30.9)	(14.9)	(24.3)
Cash used by financing activities	(57.1)	(132.1)	(112.4)
Effect of exchange rate changes on cash	0.5	0.1	0.2
Net increase (decrease) in cash and cash equivalents	$56.5	$(3.1)	$(0.9)

Operating Activities
Fiscal 2012 compared to 2011
Cash provided by operating activities for the fiscal year ended September 30, 2012 increased by $0.2 million compared to the fiscal year ended September 30, 2011 primarily driven by lower gross profit and increased selling, general and administrative costs which were offset by $16.3 million of favorable working capital changes when compared to working capital changes in fiscal 2011, primarily driven by the timing of payment on increased advertising and promotional activity in fiscal 2012.
Fiscal 2011 compared to 2010
Cash provided by operating activities for fiscal 2011 increased $8.2 million when compared to fiscal 2010. The increase is due to favorable changes in working capital, payment of $13.6 million to Kraft in fiscal 2010 related to the transition services agreement ("TSA"), a $2.0 million distribution to Post Canada from RAH Limited Partnership (see Note 19 in “Notes to Consolidated Financial Statements”), partially offset by lower net earnings (excluding the impact of the non-cash impairment of goodwill and other intangible assets and deferred income taxes). Changes in working capital were primarily driven by a prior year decrease in levels of accrued obligations related to trade spending, the payment to Kraft in 2010 as noted above and a larger reduction in inventory in 2010 compared to the current year.
Investing Activities
Fiscal 2012 compared to 2011
Cash used in investing activities for fiscal 2012 increased by $16.0 million compared to fiscal 2011. The increase was driven primarily by the purchase of a corporate office building and related furniture and fixtures in the first half of 2012 and an increase in general plant maintenance and upgrades.
Fiscal 2011 compared to 2010
Net cash used for investing activities was $14.9 million for fiscal 2011, down $9.4 million from the prior fiscal year due to a reduction in the amount of capital spending.
Financing Activities
Fiscal 2012 compared to 2011
Cash used by financing activities was $57.1 million for fiscal 2012. In connection with our separation from Ralcorp, we issued $950.0 million in debt of which $900.0 million was remitted to Ralcorp and approximately $17.7 million was paid as debt issuance costs, with the remaining $32.3 million in proceeds retained by the Company. The components of change in net investment of Ralcorp include cash deposits from Post to Ralcorp and cash borrowings received from Ralcorp used to fund operations or capital expenditures and allocation for Ralcorp's corporate expenses prior to our separation from Ralcorp. On September 28, 2012, we repurchased 1.75 million shares of our common stock for $53.4 million. Additionally, during fiscal 2012, we made $4.4 million in scheduled repayments on our term loan facility.
Fiscal 2011 compared to Fiscal 2010
Changes in cash used in financing activities for the years ended September 30, 2011 and 2010 are primarily due to changes in the net investment of Ralcorp. The components of net investment of Ralcorp include cash deposits from Post to Ralcorp and cash borrowings received from Ralcorp used to fund operations or capital expenditures and allocations of Ralcorp’s corporate expenses (see Note 17 of “Notes to Consolidated Financial Statements”). On September 28, 2011, Post entered into a promissory note payable to Ralcorp in the principal amount of $68.0 million.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2012. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2012 and September 30, 2013, “1-3 Years” refers to obligations due between October 1, 2013 and September 30, 2015, “3-5 Years” refers to obligations due between October 1, 2015 and September 30, 2017, and “More Than 5 Years” refer to any obligations due after September 30, 2017.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt(a)	$945.6	$15.3	$56.9	$98.4	$775.0
Interest on long-term debt (a)	555.1	60.8	120.2	116.9	257.2
Operating lease obligations(b)	10.3	3.5	5.6	1.2	—
Purchase obligations(c)	125.1	98.8	12.4	9.7	4.2
Deferred compensation obligations(d)	8.6	0.1	7.0	0.3	1.2
Benefit obligations(e)	118.0	2.4	6.0	7.9	101.7
Unrecognized tax benefits (f)	2.7	—	—	—	2.7
Total	$1,765.4	$180.9	$208.1	$234.4	$1,142.0
_________

(a)
Excluded from the table above are senior unsecured notes and related interest with an aggregate principal value of $250 million and a maturity date of February 2022 which we issued on October 25, 2012. Interest on variable rate debt included in the table above was computed using the assumption that the interest rate at September 30, 2012 was in effect for the remaining term of the variable rate debt. Actual interest could vary. See Item 7A for further discussion.

(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 14 of “Notes to Consolidated Financial Statements.”

(c)
Purchase obligations are legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(d)
Deferred compensation obligations have been allocated to time periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.

(e)
Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation and shown in Note 15 of “Notes to Consolidated Financial Statements.”

(f)
Represents our total liability for unrecognized tax benefits. Due to the inherent uncertainty of the underlying tax positions, we are unable to reasonably estimate in which future periods the unrecognized tax benefits will be settled.

Inflation
Inflationary pressures have had an adverse effect on Post through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2012, 2011 and 2010, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
Currency
Certain sales and costs of our Canadian operations were denominated in Canadian dollars. Consequently, profits from this business can be impacted by fluctuations in the value of the Canadian dollars relative to U.S. dollars.
Off Balance Sheet Arrangements
As of September 30, 2012, we did not have any material off balance sheet arrangements that would be reasonably likely to have a material impact on our financial position or results of operations. At the time of the separation, we entered into an agreement to indemnify Ralcorp from various exposures, including any tax liability that may arise as a result of the separation. See "Risks Related to the Separation from Ralcorp and Recent Financing Transactions" earlier in this document for further discussion.
Critical Accounting Policies and Estimates
The following discussion is presented pursuant to the United States Securities and Exchange Commission’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” The policies below are both important to the representation of Post’s financial condition and results and require management’s most difficult, subjective or complex judgments.
Under generally accepted accounting principles in the United States, we make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent liabilities. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.

Those estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition - Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and trade allowances (including promotional price buy downs and new item promotional funding). Customer trade allowances are generally computed as a percentage of gross sales. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged and related reserves are maintained based on return history. If additional rights of return are granted, revenue recognition is deferred. Estimated reductions to revenue for customer incentive offerings are based upon customer redemption history.
Inventory - Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market value and have been reduced by an allowance for obsolete product and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimated future usage and sales. If market conditions and actual demands are less favorable than projected, additional inventory write-downs may be required.
Long-Lived Assets - We review long-lived assets, including leasehold improvements, property and equipment, and amortized intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.
Indefinite Lived Assets - Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require us to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. In our test as of September 30, 2012, we assumed a discount rate of 9% and royalty rates ranging from 0% to 10% based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts, and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management's expectations for future growth by brand. The discount rate was based on a weighted average cost of capital utilizing industry market data of similar companies. Based on our assessment, we concluded there was no impairment of trademarks with indefinite lives at September 30, 2012. The failure in the future to achieve forecasted revenue growth rates, an increase in the discount rate, or a significant change in the trademark profitability and corresponding royalty rate assumed could result in the recognition of a trademark impairment loss. As of September 30, 2012, the estimated fair value exceeded book carrying value of all indefinite lived trademarks by greater than 15%, with the exception of the Shreddies and Post trademarks. The estimated fair value for the Shreddies and Post trademarks only slightly exceeded their respective book carrying values of $4.2 million and $181.1 million, respectively. Accordingly, a small unfavorable change in any of the assumptions affecting the valuation of those trademarks would likely result in an impairment, which could be material to our financial statements.
In June 2011, a trademark impairment loss of $32.1 million was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks based on reassessments triggered by the announced separation of Post from Ralcorp. The trademark impairment was due to reductions in anticipated future sales as a result of competition, lack of consumer response to advertising and promotions for these brands, and further reallocations of advertising and promotion expenditures to higher-return brands. These factors, particularly the lower than expected revenues during 2011 and further declines in market share, led us to lower royalty rates for both the Shredded Wheat and Grape-Nuts brands as well as further reduce future sales growth rates, resulting in a partial impairment of both brands.
Based upon a preliminary review of the Post business conducted by the newly appointed Post management team in October 2011, sales declines in the fourth quarter of fiscal 2011 and continuing into October 2011, and weakness in the branded ready-to-eat cereal category and the broader economy, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. The impact of these steps was a reduction of expected net sales growth rates and profitability of certain brands in the near term. Consequently, an additional trademark impairment loss of $106.6 million was recognized in the quarter ended September 30, 2011, primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks. Holding all other assumptions constant, if the discount rate had been one-quarter percentage point higher, if the sales growth rates for each period had been one-quarter percentage point lower, or if the royalty rates had been one-quarter percentage point lower, the impairment of all indefinite-lived trademarks at September 30, 2011 would have been $22 million to $53 million higher. Excluding the five brands with related impairment charges in September 2011, each of our other material indefinite-lived trademarks had estimated fair values which exceeded their carrying values by at least 10% with the exception of the Grape-Nuts trademark which had an estimated fair value approximately equal to its carrying value.

In the fourth quarter of fiscal 2010, a trademark impairment loss of $19.4 million was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks. The trademark impairment was due to a reallocation of advertising and promotion expenditures to higher-return brands and reductions in anticipated sales-growth rates based on the annual forecasting process completed in the fourth quarter of fiscal 2010.
As noted above, assessing the fair value of our indefinite lived trademarks includes, among other things, making key assumptions for estimating revenue growth rates and profitability (and corresponding royalty rates) by brand. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate revenue growth rates and profitability by brand as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the estimated fair value of the individual trademark, and could result in additional impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of each trademark include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics in the ready-to-eat cereal category, changes in consumer preferences, and consumer responsiveness to our promotional and advertising activities; (ii) product costs, particularly commodities such as wheat, corn, rice, sugar, nuts, oats, corrugated packaging and diesel, and other production costs which could negatively impact profitability and corresponding royalty rate; and (iii) interest rate fluctuations and the overall impact of these changes on the appropriate discount rate.
Goodwill - Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the fourth quarter of fiscal 2011, we early adopted ASU No. 2011-8 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts, and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a “step one” goodwill impairment test. For fiscal 2012, we determined that the recency of our prior year goodwill impairment was a significant qualitative factor which required us to complete the "step one" goodwill impairment test. The “step one” goodwill impairment test requires us to estimate the fair value of our business and certain assets and liabilities. The estimated fair value was determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data.
As of September 30, 2012, we had a goodwill balance of $1,366.6 million. For the calculation of fair value of our business, we assumed future revenue growth rates ranging from 2.6% to 6.8% with a long-term (terminal) growth rate of 3% and applied a discount rate of 8.5% to cash flows. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the business and management's expectations for future growth. The discount rate was based on a weighted average cost of capital utilizing industry market data of similar companies. For the market approach, we used a weighted average multiple of 10.7 and 10.2 times projected fiscal 2013 and 2014 EBITDA, respectively, and a multiple of 2.4 and 2.3 times projected fiscal 2013 and 2014 revenue, respectively, based on industry market data. An unfavorable change in forecasted operating results and cash flows, an increase in discount rates based on changes in cost of capital (interest rates, etc.), or a decline in industry market EBITDA and revenue multiples may reduce the estimated fair value below carrying value and would possibly result in the recognition of a goodwill impairment loss. Holding all other assumptions constant, a decrease in the net sales growth rate for all future years of up to one-half percentage point or an increase in the discount rate up to one-half percentage point, would not have resulted in a goodwill impairment charge at September 30, 2012, or if the EBITDA multiple for 2013 and 2014 had been up to 1.75 times lower or if the revenue multiple for 2013 and 2014 had been up to 0.3 times lower, there still would not have been an impairment at September 30, 2012.
In fiscal 2011, the revised business outlook of our new management team (as described in the discussion of the trademark impairment loss for the quarter ended September 30, 2011, above) triggered a “step one” goodwill impairment analysis. Because the carrying value was determined to be in excess of its fair value in our step one analysis, we were required to perform “step two” of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which required us to allocate the fair value determined in the step one analysis to the individual assets and liabilities of the business. Any remaining fair value would represent the implied fair value of goodwill on the testing date. Based on the step two analysis, we recorded a pre-tax, non-cash impairment charge of $427.8 million to reduce the carrying value of goodwill.
As of September 30, 2011, after consideration of the impairment discussed above, we had a revised goodwill balance of $1,366.2 million. For the calculation of fair value of our business, we assumed future revenue growth rates ranging from

0.6% to 3.3% with a long-term (terminal) growth rate of 3% and applied a discount rate of 8.5% to cash flows. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting unit and management’s expectations for future growth. The discount rate was based on industry market data of similar companies, and included factors such as the weighted average cost of capital, internal rate of return, and weighted average return on assets. For the market approach, we used a weighted average multiple of 10.0 and 8.5 times projected fiscal 2012 and 2013 EBITDA, respectively, and a multiple of 2.4 and 2.0 times projected fiscal 2012 and 2013 revenue, respectively, based on industry market data. An unfavorable change in forecasted operating results and cash flows, an increase in discount rates based on changes in cost of capital (interest rates, etc.), or a decline in industry market EBITDA and revenue multiples would have reduced the estimated fair value below the new carrying value and would have likely resulted in the recognition of an additional goodwill impairment loss. Holding all other assumptions constant, if the net sales growth rate for all future years had been one-quarter percentage point lower or the discount rate had been one-quarter percentage point higher, the goodwill impairment charge at September 30, 2011 would have been $76 million to $122 million higher, or if the EBITDA multiple for 2012 and 2013 had been 0.5 times lower or if the revenue multiple for 2012 and 2013 had been 0.2 times lower, the impairment would have been $15 million to $24 million higher.
Pension and Other Post-Retirement Benefits - Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, future salary increases, and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual return on plan assets and the expected return on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 4.13% to 3.13% for U.S. pension; from 3.96% to 2.96% for U.S. other postretirement benefits; from 4.25% to 3.25% for Canadian pension; and from 4.39% to 3.39% for Canadian other postretirement benefits) would have increased the recorded benefit obligations at September 30, 2012 by approximately $8.0 million for pensions and approximately $22.0 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 8.50% to 7.50% for U.S. and from 6.25% to 5.25% for Canadian) would have increased the net periodic benefit cost for the pension plans by approximately $0.1 million. We expect to contribute $5.7 million to the combined pension plans and $1.5 million to our postretirement medical benefit plans in fiscal 2013. Contributions beyond 2013 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. See Note 15 of “Notes to Consolidated Financial Statements” for more information about pension and other postretirement benefit assumptions.
Stock-Based Compensation - Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate, and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. For equity awards, the original estimate of the grant date fair value is not subsequently revised unless the awards are modified, but the estimate of expected forfeitures is revised throughout the vesting period and the cumulative stock-based compensation cost recognized is adjusted accordingly. For liability awards, the fair value is remeasured at the end of each reporting period. See Note 16 of “Notes to Consolidated Financial Statements” for more information about stock-based compensation and our related estimates.
Income Tax - We estimate income tax expense based on taxes in each jurisdiction. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures.
Based on the provisions of the Tax Allocation Agreement between Post and Ralcorp, Ralcorp retained responsibility for income tax liabilities and income tax returns related to all periods prior to the Spin-Off date of February 3, 2012. There are no open income tax audits in any of Post's filing jurisdictions for periods subsequent to the Spin-Off date.
See Note 5 of “Notes to Consolidated Financial Statements” for more information about estimates affecting income taxes.
Recently Issued Accounting Standards
See Note 3 of “Notes to Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, Post is exposed to commodity price risks relating to the acquisition of raw materials and fuels. Prior to the spin-off from Ralcorp, we participated in Ralcorp’s derivative financial instrument program. Since the spin-off, we have implemented a stand-alone derivative program, which includes the use of futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. For more information, see Note 10 of “Notes to Consolidated Financial Statements.”
Foreign Currency Risk
Post has foreign currency exchange rate risk related to its Canadian entity, whose functional currency is the Canadian dollar.
Interest Rate Risk
As of September 30, 2012, we have indebtedness of $775.0 million of senior notes (the "Notes") and our senior secured credit facility (the "Credit Facility") for $350.0 million which consists of a $175.0 million term loan, of which $170.6 million is outstanding at September 30, 2012, and an unfunded revolving credit facility with $174.5 million of capacity after consideration of $0.5 million of letters of credit outstanding.
The Notes bear fixed rate interest of 7.375% per annum. Interest payments on the Notes are due semi-annually each February 15 and August 15, with the first interest payment of $30.5 million paid on August 15, 2012. The maturity date of the Notes is February 15, 2022.
Borrowings under the Credit Facility bear interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for Base Rate-based loans, depending upon the Company's consolidated leverage ratio. Accordingly, borrowings under the Credit Facility are subject to an element of market risk from changes in interest rates. At September 30, 2012, the weighted average interest rate on borrowings under the Credit Facility was 2.22%. A one percentage point increase or decrease in the interest rate applicable to us would result in a $1 million increase or decrease in our annual interest expense for every $100 million of floating rate debt we may incur.
With respect to variable rate debt, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in fiscal 2012. See Note 13 of “Notes to Consolidated Financial Statements” for additional information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders of Post Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Post Holdings, Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
December 13, 2012

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2012	2011	2010

Net Sales	$958.9	$968.2	$996.7
Cost of goods sold	530.0	516.6	553.7
Gross Profit	428.9	451.6	443.0

Selling, general and administrative expenses	274.5	239.5	218.8
Amortization of intangible assets	12.6	12.6	12.7
Impairment of goodwill and other intangible assets	—	566.5	19.4
Other operating expenses, net	2.7	1.6	1.3
Operating Profit (Loss)	139.1	(368.6)	190.8

Interest expense	60.3	51.5	51.5
Other (income) expense	(1.6)	10.5	(2.2)
Earnings (Loss) before Income Taxes	80.4	(430.6)	141.5
Income tax provision (benefit)	30.5	(6.3)	49.5
Net Earnings (Loss)	$49.9	$(424.3)	$92.0

Earnings (Loss) per share
Basic	$1.45	$(12.33)	$2.67
Diluted	$1.45	$(12.33)	$2.67

Weighted-Average Common Shares Outstanding:
Basic	34.3	34.4	34.4
Diluted	34.5	34.4	34.4

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Year Ended September 30,
	2012	2011	2010

Net Earnings (Loss)	$49.9	$(424.3)	$92.0
Pension and postretirement benefit adjustments, net of tax of $12.4, $3.2, and $2.8, respectively	(20.8)	(5.3)	(4.8)
Foreign currency translation adjustments	(0.2)	1.1	3.1
Total Comprehensive Income (Loss)	$28.9	$(428.5)	$90.3

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30,
	2012	2011
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$58.2	$1.7
Receivable from Ralcorp	—	41.3
Receivables, net	56.5	10.1
Inventories	78.6	66.6
Deferred income taxes	1.1	3.8
Prepaid expenses and other current assets	15.3	4.0
Intercompany notes receivable	—	7.8
Total Current Assets	209.7	135.3

Property, net	405.1	412.1
Goodwill	1,366.6	1,366.2
Other intangible assets, net	736.0	748.6
Investment in partnership	—	60.2
Other assets	14.9	0.8
Total Assets	$2,732.3	$2,723.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$15.3	$—
Current portion of intercompany debt	—	68.0
Accounts payable	50.0	28.8
Other current liabilities	61.1	37.5
Total Current Liabilities	126.4	134.3

Long-term debt	930.3	—
Long-term intercompany debt	—	716.5
Deferred income taxes	314.9	332.8
Other liabilities	129.2	104.9
Total Liabilities	1,500.8	1,288.5

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value, 300.0 million authorized, 34.40 million shares issued, 32.65 million outstanding as of September 30, 2012	0.3	—
Additional paid-in capital	1,272.6	—
Retained earnings	36.6	—
Net investment of Ralcorp	—	1,438.3
Accumulated other comprehensive loss	(24.6)	(3.6)
Treasury stock, at cost, 1.75 million shares	(53.4)	—
Total Stockholders' Equity	1,231.5	1,434.7
Total Liabilities and Stockholders' Equity	$2,732.3	$2,723.2

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2012	2011	2010
Cash Flows from Operating Activities
Net earnings (loss)	$49.9	$(424.3)	$92.0
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization	63.2	58.7	55.4
Impairment of goodwill and other intangible assets	—	566.5	19.4
Stock-based compensation expense	4.5	1.7	1.9
Deferred income taxes	(2.6)	(69.0)	(11.1)
Other, net	4.1	1.6	7.2
Other changes in current assets and liabilities, net
(Increase) decrease in receivables	(45.9)	55.6	14.8
Decrease (increase) in receivable from Ralcorp	41.3	(41.3)	—
Change in due to/from Kraft Foods Inc.	—	—	(13.6)
(Increase) decrease in inventories	(11.7)	3.7	14.4
(Increase) in prepaid expenses and other current assets	(8.7)	(1.8)	(1.7)
Increase (decrease) in accounts payable and other current and non-current liabilities	49.9	(7.6)	(43.1)
Net Cash Provided by Operating Activities	144.0	143.8	135.6

Cash Flows from Investing Activities
Additions to property and intangible assets	(30.9)	(14.9)	(24.3)
Net Cash Used by Investing Activities	(30.9)	(14.9)	(24.3)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	775.0	—	—
Proceeds from issuance of term loan	175.0	—	—
Payment to Ralcorp	(900.0)	—	—
Repayments of long-term debt	(4.4)	—	—
Purchases of treasury stock	(53.4)	—	—
Change in net investment of Ralcorp	(39.4)	(192.3)	(112.4)
Payments of debt issuance costs	(17.7)	—	—
Changes in intercompany debt	7.8	60.2	—
Net Cash Used by Financing Activities	(57.1)	(132.1)	(112.4)
Effect of Exchange Rate Changes on Cash	0.5	0.1	0.2

Net Increase (Decrease) in Cash and Cash Equivalents	56.5	(3.1)	(0.9)
Cash and Cash Equivalents, Beginning of Year	1.7	4.8	5.7
Cash and Cash Equivalents, End of Year	$58.2	$1.7	$4.8

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

						Accumulated Other Comprehensive Loss
	Shares	Common Stock	Additional Paid-in Capital	Net Investment	Retained Earnings	Retirement Benefit Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Total Stockholders' Equity
Balance as of September 30, 2009	—	$—	$—	$2,021.0	$—	$5.5	$(3.2)	$—	$2,023.3
Net earnings	—	—	—	92.0	—	—	—	—	92.0
Net change in Retirement Benefits	—	—	—	—	—	(4.8)	—	—	(4.8)
Foreign Currency Translation adjustments	—	—	—	—	—	—	3.1	—	3.1
Net transfer to Ralcorp	—	—	—	(51.9)	—	—	—	—	(51.9)
Balance as of September 30, 2010	—	$—	$—	$2,061.1	$—	$0.7	$(0.1)	$—	$2,061.7
Net loss	—	—	—	(424.3)	—	—	—	—	(424.3)
Net change in Retirement Benefits	—	—	—	—	—	(5.3)	—	—	(5.3)
Foreign Currency Translation adjustments	—	—	—	—	—	—	1.1	—	1.1
Net transfer to Ralcorp	—	—	—	(198.5)	—	—	—	—	(198.5)
Balance as of September 30, 2011	—	$—	$—	$1,438.3	$—	$(4.6)	$1.0	$—	$1,434.7
Net earnings	—	—	—	13.3	36.6	—	—	—	49.9
Separation related adjustments	—	—	—	(182.8)	—	(7.2)	(1.0)	—	(191.0)
Reclassification of Net Investment to Additional Paid-in Capital	—	—	1,268.8	(1,268.8)	—	—	—	—	—
Issuance of Common Stock at Spin-Off	34.40	0.3	(0.3)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4.1	—	—	—	—	—	4.1
Purchase of Treasury Stock	(1.75)	—	—	—	—	—	—	(53.4)	(53.4)
Net change in Retirement Benefits	—	—	—	—	—	(13.6)	—	—	(13.6)
Foreign Currency Translation adjustments	—	—	—	—	—	—	0.8	—	0.8
Balance as of September 30, 2012	32.65	$0.3	$1,272.6	$—	$36.6	$(25.4)	$0.8	$(53.4)	$1,231.5

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except where indicated otherwise)

Note 1 — Background
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
On February 3, 2012, Post completed its legal separation from Ralcorp Holdings, Inc. ("Ralcorp") via a tax free spin-off (the "Spin-Off"). In the Spin-Off, Ralcorp shareholders of record on January 30, 2012, the record date for the distribution, received one share of Post common stock for every two shares of Ralcorp common stock held; additionally Ralcorp retained approximately 6.8 million unregistered shares of Post common stock. At the time of distribution Ralcorp entered into a series of third party financing arrangements that effectively resulted in the contribution of its net investment in Post in exchange for the aforementioned 6.8 million shares of Post common stock and a $900.0 cash distribution which was funded through the incurrence of long-term debt by Post, see Note 13. Prior to Ralcorp's contribution of its net investment, the net investment balance decreased due to separation related adjustments in the net amount of $182.8 primarily due to differences between the $900.0 cash distribution to Ralcorp compared to the settlement of intercompany debt of $784.5 and equity investment in partnership of $60.2, see Note 19, that did not transfer to Post in connection with the Spin-Off.
On February 6, 2012, Post began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company.
On September 28, 2012, the Company repurchased 1.75 million shares of its common stock, at a price of $30.50 per share for an aggregate purchase price of approximately $53.4. These shares are a portion of the Post shares that were retained by Ralcorp in connection with the Spin-Off, which Ralcorp disposed of in a debt-for-equity exchange. As such, Ralcorp no longer holds any Post shares.
Post has a single operating segment and manufactures and markets products under several brand names, including Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts® and Honeycomb®.
Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to "Post," "the Company," "us," "our" or "we" mean Post Holdings, Inc. and its consolidated subsidiaries, and for periods prior to the Spin-Off from Ralcorp, the Branded Cereal Business of Ralcorp.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the operations of Post Holdings, Inc. and its wholly-owned subsidiaries Post Foods, LLC and Post Foods Canada Inc. All intercompany transactions between Post Holdings, Inc., Post Foods, LLC and Post Foods Canada Inc. have been eliminated. As described in Note 1, for periods prior to the Spin-Off, these consolidated financial statements include the combined results of Post Foods, LLC and Post Foods Canada Corp., which comprised the operations of the Company prior to the Spin-Off. Transactions between the Company and Ralcorp are included in these financial statements.
Use of Estimates and Allocations — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, valuation assumptions of goodwill and other intangible assets, marketing programs and income taxes. Actual results could differ from those estimates.
Throughout the reported periods prior to the Spin-Off covered by these financial statements, operations of the Company were conducted and accounted for as a reportable segment within the consolidated financial statements of Ralcorp Holdings, Inc. The financial statements have been derived from Ralcorp's historical accounting records and reflect significant allocations of direct costs and expenses (see Note 17). All of the allocations and estimates in these financial statements are based upon assumptions that management of the Company believe are reasonable. The financial statements for periods prior to the Spin-Off do not necessarily represent the financial position or results of operations of the Company had it been operated as a separate independent entity.

Cash Equivalents include all highly liquid investments with original maturities of less than three months.
Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company determines its allowance for doubtful accounts reserve based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as "at risk." A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company's evaluation of the customer's solvency.
Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.
Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 20 years for machinery and equipment and 12 to 30 years for buildings and leasehold improvements. Total depreciation expense was $50.6, $46.1 and $42.7 in fiscal 2012, 2011 and 2010, respectively. Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2012	2011

Land	$13.0	$12.2
Buildings and leasehold improvements	135.3	131.3
Machinery and equipment	410.3	395.3
Software	21.9	—
Construction in progress	19.0	6.3
	599.5	545.1
Accumulated depreciation	(194.4)	(133.0)
	$405.1	$412.1
The $21.9 increase in software assets is primarily related to certain internally developed administrative software and software licenses which were transferred to Post from Ralcorp in connection with the Spin-Off.
Other Intangible Assets consist of customer relationships and trademarks/brands recorded as a result of Ralcorp's acquisition of Post. Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $12.6, $12.6, and $12.7 in fiscal 2012, 2011 and 2010, respectively. For the intangible assets recorded as of September 30, 2012, amortization expense of $12.6, $12.4, $12.4, $12.4, and $12.4 is scheduled for fiscal 2013, 2014, 2015, 2016, and 2017, respectively. Other intangible assets consisted of:

	September 30, 2012			September 30, 2011
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$153.9	$(32.1)	$121.8	$153.9	$(24.4)	$129.5
Trademarks/brands	91.0	(20.4)	70.6	91.0	(15.5)	75.5
	$244.9	$(52.5)	$192.4	$244.9	$(39.9)	$205.0
Not subject to amortization:
Trademarks/brands	543.6	—	543.6	543.6	—	543.6
	$788.5	$(52.5)	$736.0	$788.5	$(39.9)	$748.6
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, and goodwill. Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require us to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. Assumptions are determined after consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management's expectations for future growth by brand. The discount rate was based on a weighted average cost of capital utilizing industry market data of similar companies.
In addition, definite-lived assets and indefinite-lived intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset. In general, an asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.
In September 2011, a trademark impairment loss of $106.6 was recognized primarily related to the Post Honey Bunches of Oats, Post Selects, and Post trademarks. Based upon a preliminary review conducted by the Company's management team in October of 2011, sales declines in the fourth quarter of fiscal 2011 and continuing into October 2011, and weakness in the branded ready-to-eat cereal category and the broader economy at that time, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. The impact of these steps was the reduction of expected net sales growth rates and profitability of certain brands in the near term, thereby resulting in the trademark impairment. In June 2011, a trademark impairment loss of $32.1  was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks based on reassessments triggered by the announced separation of the Company from Ralcorp. The trademark impairment was due to reductions in anticipated future sales as a result of competition, lack of consumer response to advertising and promotions for these brands, and further reallocations of advertising and promotion expenditures to higher-return brands. These factors, particularly the lower than expected revenues during 2011 and further declines in market share, as well as further reduced future sales growth rates, led to lower assumed royalty rates for both the Shredded Wheat and Grape-Nuts brands resulting in a partial impairment of both brands.
In the fourth quarter of fiscal 2010, a trademark impairment loss of $19.4 was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks. The trademark impairment was due to a reallocation of advertising and promotion expenditures to higher-return brands and reductions in anticipated sales-growth rates based on the annual forecasting process in the fourth quarter.
These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 11. The trademark and goodwill impairment losses are reported in "Impairment of goodwill and other intangible assets" on the Consolidated Statement of Operations. See Note 4 for information about goodwill impairments.
Investments — The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management's intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in "Other Assets" (see Note 11). Both realized and unrealized gains and losses on these assets are included in "Selling, general and administrative expenses" and offset the related change in the deferred compensation liability.
Stockholders' Equity — For periods prior to the Spin-Off, the net investment of Ralcorp in the Consolidated Balance Sheets represents Ralcorp's historical investment in Post in excess of its accumulated net income after taxes and the net effect of the transactions with and allocations from Ralcorp. For the period subsequent to the Spin-Off, Stockholders' Equity represents the initial investment contribution from Ralcorp, the par value of our common stock net of treasury stock at cost, accumulated other comprehensive loss and retained earnings, which represents our net income for the period of February 4, 2012 through September 30, 2012. See Note 1 for additional information. Accumulated other comprehensive income included foreign currency translation adjustments of $0.8, $1.0, and $(0.1) as of September 30, 2012, 2011, and 2010, respectively, as well as amounts related to postretirement benefit plans as presented in Note 15.
Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and trade allowances (including promotional price buy downs and new item promotional funding). Customer trade allowances are generally computed as a percentage of gross sales. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged, and related reserves are maintained based on return history. If additional rights of return are granted, revenue recognition is deferred. Estimated reductions to revenue for customer incentive offerings are based upon customer redemption history.
Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in "Selling, general, and administrative expenses." Storage and other warehousing costs totaled $40.6, $45.3, and $48.6 in fiscal 2012, 2011, and 2010, respectively.
Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amount reported as assets on the balance sheet was insignificant as of September 30, 2012 and 2011.

Stock-based Compensation — the Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). See Note 16 for disclosures related to stock-based compensation.
Income Tax Expense is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance would be established against the related deferred tax assets to the extent that it is not more likely than not that the future benefits will be realized. Reserves are recorded for estimated exposures associated with the Company's tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest due to an underpayment of income taxes is classified as income taxes. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested, so no U.S. taxes have been provided for those earnings. See Note 5 for disclosures related to income taxes.
Revision
In the preparation of the financial statements for the year ended September 30, 2012, the Company identified errors within the statements of cash flows for the six months ended March 31, 2012 and the nine months ended June 30, 2012. The Company concluded the errors are not material to the previously reported interim financial statements. Accordingly, the Company will revise its 2012 comparative statements of cash flows that will be included in the Company's Quarterly Reports on Form 10-Q for the six and nine months ending March 31, 2013 and June 30, 2013, respectively.  The revisions are required to correct errors in the calculation of adjustments to the statements of cash flows that related to the Company's separation from Ralcorp on February 3, 2012. The impact of the revision will be to increase net cash flows from operations and decrease net cash flows from financing activities by $10.0. The six month and nine month net cash flow from operations changes from $67.1 to $77.1 and from $95.3 to $105.3, respectively.  The net cash flow from financing activities for the six months and nine months changes from $10.7 to $0.7 and from $8.5 to $(1.5), respectively. The errors did not impact the consolidated statements of operations and comprehensive income/(loss) for the six and nine months ended March 31, 2012 and June 30, 2012 and had an insignificant impact on the consolidated balance sheets and statements of stockholders' equity as of and for the period ended March 31, 2012 and June 30, 2012.
Note 3 — Recently Issued Accounting Standards
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
Note 4 — Goodwill
The changes in the carrying amount of goodwill are noted in the following table. No goodwill impairments were incurred prior to 2011 or during 2012.

Balance, September 30, 2010	$1,794.1
Impairment	(427.8)
Currency translation adjustment	(0.1)
Balance, September 30, 2011	$1,366.2
Currency translation adjustment	0.4
Balance, September 30, 2012	$1,366.6
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the fourth quarter of fiscal 2011, the Company early adopted ASU No. 2011-8 "Intangibles — Goodwill and Other (Topic

350): Testing Goodwill for Impairment." The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a "step one" goodwill impairment test is performed. For fiscal 2012, the Company determined that the prior year goodwill impairment was a significant qualitative factor which required the Company to complete the "step one" goodwill impairment test. The "step one" goodwill impairment test requires an estimate of the fair value of the business and certain assets and liabilities. The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data.
For the year ended September 30, 2012, the Company conducted an impairment review and concluded that there was no impairment as of September 30, 2012.
During the fourth fiscal quarter of 2011, the Company conducted an impairment test. In late September and October 2011, the Company's management team conducted an extensive business review. Based upon this review, sales declines in the fourth quarter of fiscal 2011 and continuing into October 2011, and weakness in the branded ready-to-eat cereal category and the broader economy at that time, the Company's management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. As a result of the revised business outlook, a "step one" goodwill impairment analysis was performed. Because the Company's carrying value was determined to be in excess of its fair value in the step one analysis, the Company performed "step two" of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment was calculated by comparing the implied fair value of the goodwill to its carrying amount, which required the allocation of the fair value determined in the step one analysis to the individual assets and liabilities of the business. The remaining fair value represented the implied fair value of goodwill on the testing date. Based on the step two analysis, the Company recorded a pre-tax, non-cash impairment charge of $427.8 to reduce the carrying value of goodwill to its estimated fair value. Estimated fair values and the identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA and revenue multiples and expected present value of future cash flows using forecasts based on the additional strategic steps that Company management determined were necessary for the business.
These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 11. The goodwill impairment losses are aggregated with trademark impairment losses in "Impairment of goodwill and other intangible assets" in the Consolidated Statement of Operations.
Note 5 — Income Taxes
The provision (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2012	2011	2010
Current:
Federal	$30.8	$55.6	$53.7
State	2.3	7.1	6.9
Foreign	—	—	—
	33.1	62.7	60.6
Deferred:
Federal	(3.2)	(63.0)	(11.0)
State	(0.5)	(5.0)	(0.9)
Foreign	1.1	(1.0)	0.8
	(2.6)	(69.0)	(11.1)
Income tax provision (benefit)	$30.5	$(6.3)	$49.5

A reconciliation of income tax provision (benefit) with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2012	2011	2010

Computed tax at federal statutory rate (35%)	$28.1	$(150.7)	$49.5
Non-deductible goodwill impairment loss	—	149.7	—
Non-deductible Spin-Off transaction costs	1.8	—	—
Domestic production activities deduction	(0.9)	(5.5)	(3.4)
State income taxes, net of effect on federal tax	2.0	(0.1)	3.6
Other, net (none in excess of 5% of computed tax)	(0.5)	0.3	(0.2)
Income tax provision (benefit)	$30.5	$(6.3)	$49.5
The effective tax rate for fiscal 2012 was 37.9% compared to 1.5% (negative) for fiscal 2011 and 35.0% for fiscal 2010. The effective tax rate for fiscal 2012 was affected by approximately $1.8 of incremental tax expense resulting from non-deductible outside service expenses, which were incurred prior to February 3, 2012, to effect the Spin-Off. In addition, we recorded approximately $2.7 of additional tax expense related to an uncertain tax position we expect to take on our 2012 short-period tax return. The effective rate for 2011 was significantly affected by the non-deductible goodwill impairment loss, as shown above. For all three fiscal years, the effective tax rate was reduced by the effects of the Domestic Production Activities Deduction (DPAD), and also impacted by minor effects of shifts between the relative amounts of domestic and foreign income. The DPAD is a U.S. federal deduction of a percentage of taxable income from domestic manufacturing. Taxable income is affected by not only pre-tax book income, but also temporary differences in the timing and amounts of certain tax deductions, including significant amounts related to impairments of intangible assets, depreciation of property, and postretirement benefits. In addition, for fiscal 2011 and subsequent years, the DPAD percentage was increased from 6% to 9% of qualifying taxable income.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2012			September 30, 2011
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$1.3	$—	$1.3	$3.4	$—	$3.4
Other items	—	(0.2)	(0.2)	0.4	—	0.4
	1.3	(0.2)	1.1	3.8	—	3.8
Noncurrent:
Property	—	(85.5)	(85.5)	—	(103.7)	(103.7)
Intangible assets	—	(278.2)	(278.2)	—	(282.7)	(282.7)
Pension and other postretirement benefits	43.3	—	43.3	38.5	—	38.5
Stock-based and deferred compensation	5.3	—	5.3	1.6	—	1.6
Foreign operating loss carryforwards	—	—	—	11.8	—	11.8
Other items	0.2	—	0.2	1.7	—	1.7
	48.8	(363.7)	(314.9)	53.6	(386.4)	(332.8)
Total deferred taxes	$50.1	$(363.9)	$(313.8)	$57.4	$(386.4)	$(329.0)
For fiscal 2012, 2011, and 2010, foreign income (loss) before income taxes was $4.5, $(4.0) and $1.3, respectively. As of September 30, 2011, Post had foreign operating loss carryforwards totaling approximately 43.8 which had expiration dates in 2028-2031. These foreign operating loss carryforwards did not transfer to Post in the Spin-Off.
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
The total amount of the net unrecognized tax benefits was $2.7 at September 30, 2012 related to a tax position the Company expects to take on its 2012 short-period tax return. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate is $2.7 at September 30, 2012. There were no unrecognized tax benefits for any prior periods.
The Company has not recognized any interest or penalties for the year ended September 30, 2012. The Company has considered the application of penalties on its unrecognized tax benefits. As this tax position relates to an expected future tax position, the Company has determined that no accrual of penalties is currently required.
Unrecognized tax benefits activity for the year ended September 30, 2012 is presented in the following table:

Year Ended September 30, 2012
Unrecognized tax benefits, beginning of year	$—
Additions based on current tax positions	2.7
Reductions for prior year tax positions	—
Settlements with tax authorities/statue expirations	—
Unrecognized tax benefits, end of year	$2.7
Note 6 – Earnings per Share
The computation of basic and diluted earnings per common share is calculated assuming the number of shares of Post common stock outstanding on February 3, 2012 had been outstanding at the beginning of each period presented. In connection with the Spin-Off, Ralcorp stock settled stock appreciation right awards were converted to 0.3 million Post awards for certain employees and 0.1 million Post restricted shares were issued to holders of Ralcorp restricted shares. In addition, on February 28, 2012, the Company granted approximately 0.1 million stock settled stock appreciation rights. On May 29, 2012, the Company granted 1.8 million non-qualified stock option awards and 0.4 million restricted stock units. For periods prior to the Spin-Off it is assumed that there are no dilutive equity instruments as there were no equity awards in Post outstanding prior to the Spin-Off. See Note 1 for further discussion of the Spin-Off.

	Year ended September 30,
	2012	2011	2010
Net earnings for basic and diluted earnings per share	$49.9	$(424.3)	$92.0

Weighted-average shares for basic earnings per share	34.3	34.4	34.4
Effect of dilutive securities:
Stock appreciation rights	0.1	—	—
Restricted stock awards	0.1	—	—
Total dilutive securities	0.2	—	—
Weighted-average shares for diluted earnings per share	34.5	34.4	34.4

Basic earnings per share	$1.45	$(12.33)	$2.67
Diluted earnings per share	$1.45	$(12.33)	$2.67

Weighted-average shares for diluted earnings per share excludes 2.3 million equity awards for year ended September 30, 2012, as they were anti-dilutive.

Note 7 — Supplemental Operations Statement and Cash Flow Information

	Year Ended September 30,
	2012	2011	2010
Repair and maintenance expenses	$38.6	$35.2	$36.1
Advertising and promotion expenses	126.4	117.3	88.6
Research and development expenses	7.9	7.6	7.7
Rent expense	4.1	4.0	3.9
Intercompany interest paid	17.7	51.5	47.6
Income taxes paid	35.8	—	—
Interest paid	33.7	—	—
Note 8 — Supplemental Balance Sheet Information

	September 30,
	2012	2011
Receivables, net
Trade	$55.3	$3.8
Other	1.5	6.3
	56.8	10.1
Allowance for doubtful accounts	(0.3)	—
	$56.5	$10.1
Inventories
Raw materials and supplies	$18.2	$17.2
Finished products	60.4	49.4
	$78.6	$66.6
Accounts Payable
Trade	$41.3	$19.6
Other items	8.7	9.2
	$50.0	$28.8
Other Current Liabilities
Advertising and promotion	$20.4	$9.4
Accrued interest	7.4	6.6
Compensation	13.8	8.2
Miscellaneous accrued taxes	3.9	3.7
Deferred revenue	10.2	7.7
Other	5.4	1.9
	$61.1	$37.5
Other Liabilities
Pension and other postretirement benefit obligations	$116.5	$103.5
Deferred compensation	8.6	—
Other	4.1	1.4
	$129.2	$104.9
Note 9 — Allowance for Doubtful Accounts

	Year Ended September 30,
	2012	2011	2010
Balance, beginning of year	$—	$0.3	$1.6
Provision charged to expense	—	—	(0.6)
Write-offs, less recoveries	—	—	(0.7)
Transfers to RRC, net	—	(0.3)	—
Transfers from RRC, net	0.3	—	—
Balance, end of year	$0.3	$—	$0.3

Note 10 — Derivative Financial Instruments and Hedging
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt, and foreign currency exchange rate risks relating to its foreign subsidiary. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
Prior to the Spin-Off, Post participated in Ralcorp's derivative instrument program which consisted of commodity contracts (options, futures, and swaps) on raw material and fuel purchases. For periods prior to the Spin-Off the fair value of the derivative instruments were not reflected in Post's balance sheet because Post was not legally a party to the underlying derivative instruments and because there were no significant instruments that were allocable only to Post. The effects of Post's participation in Ralcorp's derivative instrument program on the statements of operations for the years ended September 30, 2012, 2011, and 2010 were losses of $2.0, $13.6, and $0.9 respectively. Derivative instrument gains and losses are included in "cost of goods sold" for all periods presented. As of September 30, 2011, the amount of Ralcorp's net derivative liability that was related to Post was $10.3. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program.
In the fourth quarter of fiscal 2012 the Company entered into options and futures contracts which have been designated as economic hedges of raw materials and fuel purchases. The following table presents the balance sheet location and fair value of the Company's derivative instruments as of September 30, 2012.

Derivative Instrument	Balance Sheet Location	Fair Value
Commodity contracts	Prepaid expenses and other current assets	$1.3
Natural gas futures	Prepaid expenses and other current assets	0.3
		$1.6

The following table presents the gain or loss from derivative instruments that were not designated as hedging instruments were recorded on the Company's Statement of Operations for the years ended September 30, 2012, 2011 and 2010.

	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings
Derivative Instrument		2012	2011	2010
Participation in Ralcorp's derivative program	Cost of goods sold	$(2.0)	$(13.6)	$(0.9)
Commodity contracts	Cost of goods sold	—	—	—
Natural gas futures	Cost of goods sold	0.3	—	—

Note 11 — Fair Value Measurements
The following table represents Post's assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	September 30, 2012			September 30, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Deferred compensation investment	$1.4	$1.4	$—	$0.8	$0.8	$—
Derivative instruments	1.6	—	1.6	—	—	—
Deferred compensation liabilities	8.6	—	8.6	0.8	—	0.8
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
The fair value of the deferred compensation investment is invested primarily in mutual funds and is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants' selected investment options (excluding Post and Ralcorp common stock equivalents), which represent the underlying liabilities to participants in the Company's deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants' selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. The Company utilizes the income approach to measure fair value for its derivative assets, which include commodity options and futures contracts. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices.
Changes in the fair value of assets and liabilities measured at fair value on a recurring basis are recorded as a component of selling, general and administrative expense, except for derivative instruments which are recorded in cost of goods sold.
The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The fair value of long-term debt as of September 30, 2012, (see Note 13) is approximately $992.1 based on the discounted cash flows analysis using observable inputs (Level 2).
Note 12 — Intercompany Debt
On August 4, 2008, in conjunction with the acquisition of Post, Ralcorp assumed ownership of Fixed Rate Notes maturing 2018, Floating Rate Notes maturing 2018 and Fixed Rate Notes maturing 2020, and term loans. Though Ralcorp is the legal entity obligated to repay all of the assumed debt, these debt instruments and related interest expense and interest payments were reported in the financial statements of Post. Prior to the Spin-Off, Post Foods LLC, along with certain other subsidiaries of Ralcorp, was a guarantor of Ralcorp's debt and that debt was collateralized in part by a pledge of 65% of the stock of Post Foods Canada Corp.
On August 4, 2008, Post Foods Canada Corp. issued a promissory note payable to RAH Canada Limited Partnership (see Note 19). On September 28, 2011, Post Foods Canada Corp. issued a promissory note payable to RH Financial Corporation.
In connection with the Spin-Off, Post was released from any and all obligations related to the intercompany debt including any and all guarantees and collateral agreements and all accrued and unpaid interest. See Note 13 for further information on the Company's indebtedness after the Spin-Off.
The outstanding balances and related interest rates are summarized in the following table.

	September 30, 2012		September 30, 2011
	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Fixed Rate Senior Notes maturing 2018	$—	—%	$577.5	7.29%
Floating Rate Senior Notes maturing 2018	—	—%	20.0	2.83%
Fixed Rate Senior Notes maturing 2020	—	—%	67.0	7.39%
Note Payable to RAH Canada L.P.	—	—%	52.0	7.50%
Note Payable to RH Financial Corporation	—	—%	68.0	1.00%
	$—		$784.5
Less: Current Portion	—		(68.0)
	$—		$716.5

Note 13 - Long Term Debt
In connection with the Spin-Off, the Company issued $775.0 of 7.375% senior notes (the "Notes") due in 2022. The Company also entered into a $350.0 senior secured credit facility (the "Credit Facility").
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
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). As of September 30, 2012, our only domestic subsidiary (and therefore the only subsidiary guarantor) was Post Foods, LLC. Our foreign subsidiaries will not guarantee the notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
The Notes are subject to a registration rights agreement under which the Company and its subsidiary guarantors have agreed to file an exchange offer registration statement registering exchange notes with the Securities and Exchange Commission ("SEC") that have substantially identical terms as the notes on or prior to November 19, 2012, and to use commercially reasonable efforts to have the registration statement declared effective on or prior to January 28, 2013. The Company filed this registration statement on November 9, 2012 and it was declared effective on November 26, 2012. The Company and its subsidiary guarantors also agreed to file and to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to the resale of the notes under certain circumstances.
The Credit Facility provides for (i) a revolving credit facility (the "Revolver") in a principal amount of $175.0, and (ii) a term loan facility in an aggregate principal amount of $175.0. Each of the revolving credit and term loan facilities must be repaid on or before February 3, 2017.
Borrowings under the Credit Facility bear interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for Base Rate-based loans, depending upon the Company's consolidated leverage ratio. At September 30, 2012, the weighted average interest rate on the term loan borrowings under the Credit Facility was 2.22%. In addition, the Credit Facility requires amortization repayments of the term loan facility as follows: quarterly payments from June 30, 2012 through December 31, 2012 each in the amount of $2.2, quarterly payments from March 31, 2013 through December 31, 2013 each in the amount of $4.4, quarterly payments from March 31, 2014 through December 31, 2014 each in the amount of $6.6 and quarterly payments from March 31, 2015 through December 31, 2016 each in the amount of $8.8. Any remaining principal balance under the Credit Facility would be payable at the maturity date.
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
As a result of the restatement of the Company's annual combined financial statements for the fiscal year ended September 30, 2011 and the restatement and revision of the interim combined financial information for the fiscal quarterly period ended December 31, 2011, on May 14, 2012, the Company entered into a First Amendment and Waiver to Credit Agreement (the “First Waiver”) and on June 13, 2012, the Company entered into a Second Amendment and Waiver to Credit Agreement (the "Second Waiver" and together with the First Waiver, the "Waivers"), with respect to the Credit Facility, by and among the Company, Barclays Bank PLC, in its capacity as administrative agent (in such capacity, the “Administrative Agent”), the several banks and other institutions from time to time parties thereto (the “Lenders”), and Post Foods, LLC, as guarantor (the “Credit Agreement”).  Pursuant to the Waivers, the Lenders agreed to waive any default or event of default arising from any representation or warranty made by the Company relating to the originally delivered financial statements for the Company's fiscal year ended September 30, 2011 and fiscal quarter ended December 31, 2011 (solely to the extent that such default may have arisen or may arise as a result of the errors in the financial statements required to be delivered for such periods) or arising from failure to deliver any notice of a default; provided that the Waivers shall cease to apply if restated financial statements are not delivered to the Administrative Agent on or prior to September 15, 2012, provided that the Company agreed to provide the Lenders preliminary unaudited financial information for the second quarter of fiscal 2012 as a condition of receiving the Second Waiver and to provide preliminary unaudited financial information for the third quarter of fiscal 2012 within 45 days after the end of the period.

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
The outstanding balances are summarized in the following table.

	September 30,
	2012	2011
7.375% Senior Notes maturing February 2022	$775.0	$—
Term Loan maturing 2017	170.6	—
Revolving Credit Facility (i)	—	—
	$945.6	$—
Less: Current Portion	(15.3)	—
Total long-term debt	$930.3	$—

(i)	The revolving credit facility has an outstanding letter of credit of $0.5 which reduces available borrowing capacity to $174.5 as of September 30, 2012.
Note 14 — Commitments and Contingencies
Legal Proceedings
The Company is a party to a number of legal proceedings in various federal, state and foreign jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve complex questions of fact and law. Additionally, the operations of Post, like those of similar businesses, are subject to various federal, state, local and foreign laws and regulations intended to protect public health and the environment, including air and water quality and waste handling and disposal.
In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material, individually and in the aggregate, to Post's consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to Post's consolidated financial position, results of operations or cash flows.
Lease Commitments
Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2012 were $3.5, $3.3, $2.3, $1.2, $0.0 and zero for fiscal 2013, 2014, 2015, 2016, 2017 and thereafter, respectively.
Rent expense for all operating leases was $4.1, $4.0, and $3.9 in fiscal years 2012, 2011, and 2010, respectively.
Note 15 — Pension and Other Postretirement Benefits
Certain of the Company's employees are eligible to participate in the Company's qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Inc. The following disclosures reflect amounts related to the Company's employees based on separate actuarial valuations, projections and (for the U.S. plans for periods prior to the Spin-Off) certain allocations. In separating amounts in the U.S. plans between Post and Ralcorp, liabilities were calculated directly based on the participants of each group, and plan assets were allocated in accordance with the requirements of Internal Revenue Code Section 414(l) and ERISA Section 4044. The separation of the Post pension and other postretirement benefit plans from Ralcorp's pension and other postretirement benefit plans resulted in a one-time separation adjustment of $11.5 ($7.2, net of tax) recognized in Accumulated Other Comprehensive Income as a component of Stockholders' Equity. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.
Effective January 1, 2011, benefit accruals for defined benefit pension plans were frozen for all administrative employees and certain production employees.
The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two year period ended September 30, 2012, and a statement of the funded status and amounts recognized in the combined balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	Year Ended September 30,		Year Ended September 30,
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of period	$27.0	$29.8	$89.8	$67.7
Service cost	3.7	3.6	2.3	2.6
Interest cost	1.5	1.3	4.1	3.7
Plan participants' contributions	0.8	0.9	—	—
Actuarial loss (gain)	7.4	(1.2)	5.1	16.3
Separation related adjustments	0.1	—	—	—
Benefits paid	(1.0)	(0.3)	(0.4)	(0.3)
Curtailments	—	(7.0)	—	—
Amendments	—	—	—	—
Currency translation	0.4	(0.1)	0.4	(0.2)
Benefit obligation at end of period	$39.9	$27.0	$101.3	$89.8

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$12.5	$8.2	$—	$—
Actual return on plan assets	2.6	1.3	—	—
Employer contributions	6.3	2.5	0.4	0.3
Separation related adjustments	1.8	—	—	—
Plan participants' contributions	0.8	0.9	—	—
Benefits paid	(1.0)	(0.3)	(0.4)	(0.3)
Currency translation	0.2	(0.1)	—	—
Fair value of plan assets at end of period	23.2	12.5	—	—
Funded status	$(16.7)	$(14.5)	$(101.3)	$(89.8)

Amounts recognized in assets or liabilities
Other current liabilities	$—	$—	$(1.5)	$(0.7)
Other liabilities	(16.7)	(14.5)	(99.8)	(89.1)
Net amount recognized	$(16.7)	$(14.5)	$(101.3)	$(89.8)

Amounts recognized in accumulated other comprehensive income or loss
Net actuarial loss (gain)	$11.8	$(4.9)	$29.6	$13.7
Prior service cost (credit)	1.7	2.1	(2.9)	(4.0)
Total	$13.5	$(2.8)	$26.7	$9.7

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	4.13%	5.05%	3.96%	5.13%
Discount rate — Canadian plans	4.25%	5.15%	4.39%	5.26%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
The accumulated benefit obligation exceeded the fair value of plan assets for each pension plan, and the aggregate accumulated benefit obligation for pension plans was $37.0 at September 30, 2012 and $23.9 at September 30, 2011.
The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income.

	Pension Benefits
	Year Ended September 30,
	2012	2011	2010
Components of net periodic benefit cost
Service cost	$3.7	$3.6	$4.3
Interest cost	1.5	1.3	1.2
Expected return on plan assets	(1.5)	(1.6)	(1.3)
Recognized net actuarial loss	0.5	0.4	0.3
Recognized prior service cost	0.4	0.4	0.3
Net periodic benefit cost	$4.6	$4.1	$4.8

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans (Pre-Spin)	5.05%	5.40%	6.00%
Discount rate — U.S. plans (Post-Spin)	4.82%	—%	—%
Discount rate — Canadian plans	5.15%	5.40%	6.10%
Rate of compensation increase	3.00%	3.25%	3.25%
Expected return on plan assets — U.S. plans	8.50%	8.75%	8.75%
Expected return on plan assets — Canadian plans	6.25%	6.25%	6.25%

Changes in plan assets and benefit obligation recognized in other comprehensive income or loss
Net loss (gain)	$6.3	$(7.9)	$3.3
Recognized loss	(0.6)	(0.4)	(0.3)
Prior service cost	—	—	0.2
Recognized prior service cost	(0.4)	(0.4)	(0.3)
Loss adjustment due to Spin-Off	10.8	—	—
Currency translation	0.1	—	—
Total recognized in other comprehensive income or loss (before tax effects)	$16.2	$(8.7)	$2.9

	Other Benefits
	Year Ended September 30,
	2012	2011	2010
Components of net periodic benefit cost
Service cost	$2.3	$2.6	$2.8
Interest cost	4.1	3.7	3.5
Recognized net actuarial loss	0.6	0.1	—
Recognized prior service credit	(1.2)	(1.2)	(1.3)
Net periodic benefit cost	$5.8	$5.2	$5.0

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans (Pre-Spin)	5.13%	5.13%	6.00%
Discount rate — U.S. plans (Post-Spin)	4.86%	—%	—%
Discount rate — Canadian plans	5.26%	5.26%	6.10%
Rate of compensation increase	3.00%	3.25%	3.25%

Changes in plan assets and benefit obligation recognized in other comprehensive income or loss
Net loss	$5.1	$16.3	$2.8
Recognized loss	(0.6)	(0.1)	—
Prior service cost	—	—	0.6
Recognized prior service credit	1.2	1.1	1.3
Loss adjustment due to Spin-Off	11.2	—	—
Currency translation	0.1	—	—
Total recognized in other comprehensive income or loss (before tax effects)	$17.0	$17.3	$4.7

For pension benefits, the estimated net actuarial loss and prior service cost (credit) expected to be reclassified from accumulated other comprehensive income into net periodic benefit cost during 2013 related to pension are $0.9 and $0.4, respectively. The corresponding amounts related to other benefits are $1.7 and $(1.1), respectively.
The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 48% equity securities (comprised of 24.5% U.S. equities and 23.5% foreign equities), 42% debt securities, and 10% real assets. At September 30, 2012, equity securities were 54%, debt securities were 38%, real assets were 6%, and other was 2% of the fair value of total plan assets, approximately 84% of which was invested in passive index funds. At September 30, 2011, equity securities were 51%, debt securities were 40%, and other was 9% of the fair value of total plan assets, approximately 83% of which was invested in passive index funds. The allocation guidelines were established based on management's determination of the appropriate risk posture and long-term objectives.
The following table represents the pension plan's assets measured at fair value on a recurring basis and the basis for that measurement (for more information on the fair value framework in ASC Topic 820, refer to Note 11).

	September 30, 2012				September 30, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mutual funds:
Equities	$12.5	$—	$12.5	$—	$6.4	$—	$6.4	$—
Bonds	3.6	3.6	—	—	—	—	—	—
Pooled Assets	1.6	—	1.6	—	—	—	—	—
Fixed income	3.5	—	3.5	—	5.1	—	5.1	—
Real assets	1.4	—	1.4	—	0.7	—	0.7	—
	22.6	3.6	19.0	—	12.2	—	12.2	—
Partnership/joint venture interests	—	—	—	—	0.2	—	—	0.2
Cash	0.6	0.6	—	—	0.1	0.1	—	—
	$23.2	$4.2	$19.0	$—	$12.5	$0.1	$12.2	$0.2
The fair value of mutual funds is based on quoted net asset values of the shares held by the plan at year end.
Partnership/joint venture interests have unobservable inputs and trade infrequently or not at all. Because observable prices are not available, a market approach is used in valuing investments. The inputs used in estimating the value of investments include company operating performance, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment or comparable issues, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, and other factors which are typically considered by market participants when trading private, middle market companies. Investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the general partner (who serves as the partnership's investment manager) in the absence of market information. Assumptions used by the general partner due to the lack of observable inputs may significantly impact the resulting fair value and therefore the partnership's results of operations. For all securities held, the general partner calculates a hypothetical equity value of the investment. For each investment, the general partner (i) determines the current operating results (either Adjusted EBITDA or Net Revenue), (ii) applies a market valuation multiple, which is based on publicly traded valuation multiples of, and/or valuation multiples from transactions involving, companies with similar attributes (with such multiples discounted as appropriate); then (iii) subtracts the structural debt on the portfolio company's balance sheet (seasonally adjusted when necessary), to derive a current hypothetical value for the equity. The general partner may also consider any other factors it deems relevant in establishing a fair value at which the investment could be realized. Such factors are documented in detail to establish the reasonableness of their intent. For fiscal 2012 and 2011, purchases, sales, and realized and unrealized gains and losses were not significant.
The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
For September 30, 2012 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2013 was 9.5% and 6.8% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2011 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2012 was 10% and 7% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2012 and 2011 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 7.5%, declining gradually to an ultimate rate of 5% for 2017 and beyond. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2012.

	Increase	Decrease
Effect on postretirement benefit obligation	$21.1	$(16.6)
Effect on total service and interest cost	2.1	(1.6)
As of September 30, 2012, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2013	2014	2015	2016	2017	2018- 2022
Pension benefits	$0.9	$1.0	$1.1	$1.1	$1.1	$9.1
Other benefits	1.5	1.8	2.1	2.5	3.1	21.8
Subsidy receipts	—	—	—	—	0.1	0.5
In addition to the contributions made as benefit payments in unfunded plans and participant contributions, the Company expects to make $5.7 of contributions to its defined benefit pension plans during fiscal 2013.
In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $1.8, $1.7, and $1.5 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
Note 16 — Stock-Based Compensation
On February 3, 2012, the Company established the 2012 Long-Term Incentive Plan (the "Plan") which permits the issuance of various stock-based compensation awards up to 6.5 million shares. The Plan allows the issuance of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units or other awards. Awards issued under the Plan have a maximum term of ten years, provided, however, that the compensation committee of the board of directors may, in its discretion, grant awards with a longer term to participants who are located outside the United States.
Total compensation cost for stock-based compensation awards recognized in the fiscal years ended 2012, 2011, and 2010 was $5.0, $1.7, and $2.2, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $1.9, $0.6, and $0.9, respectively. As of September 30, 2012, the total compensation cost related to nonvested awards not yet recognized was $26.6, which is expected to be recognized over a weighted average period of 2.66 years.
Stock Appreciation Rights
Information about stock-settled stock appreciation rights ("SSARs") is summarized in the following table. SSARs outstanding at September 30, 2011 and February 3, 2012, represent Ralcorp awards that were converted to Post awards upon the completion of the Company's separation from Ralcorp. Upon exercise of each right, the holder of SSARs will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The Company uses shares from the Plan to settle SSARs exercised. The total intrinsic value of SSARs exercised was $0.1 and $0.1, in the fiscal years ended September 30, 2012 and 2011 and zero in the fiscal year ended September 30, 2010.
In February 2012, the Company granted 0.1 million SSARs to its newly appointed board of directors. Due to vesting provisions of these awards the Company determined that these awards had subjective acceleration rights such that the Company expensed the grant date fair value upon issuance and recognized $0.7 of related expense.

	Stock-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2011	162,500	$59.41
Spin-Off related adjustment	148,514
Outstanding at February 3, 2012	311,014	18.94
Granted	70,000	31.50
Exercised	(7,845)	20.82
Forfeited	(16,926)	18.50
Expired	—	—
Outstanding at September 30, 2012	356,243	21.39	7.49	$3.2
Vested and expected to vest as of September 30, 2012	353,527	21.41	7.49	3.2
Exercisable at September 30, 2012	97,938	19.78	6.53	1.0
For SSARs granted to Company employees prior to the separation from Ralcorp, the assumptions used in the Black-Scholes model were based on Ralcorp's history and stock characteristics. As such, comparable data for SSARs issued in fiscal 2010 is not reported herein. There were no SSARs issued in fiscal 2011. The following table provides the grant date fair value of each SSAR using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected term is estimated based on the award's vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and fair values for SSARs granted during fiscal 2012 are summarized in the table below.

	Year Ended September 30,
	2012	2011	2010
Expected term	6.5	n/a	n/a
Expected stock price volatility	29.0%	n/a	n/a
Risk-free interest rate	1.20%	n/a	n/a
Expected dividends	0.0%	n/a	n/a
Fair value (per right)	$9.96	n/a	n/a
Cash Settled Stock Appreciation Rights

	Cash-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2011	19,000	$57.45
Spin-Off related adjustment	25,429
Outstanding at February 3, 2012	44,429	18.10
Granted	—	—
Exercised	—	—
Forfeited	(12,694)	18.10
Expired	—	—
Outstanding at September 30, 2012	31,735	18.10	7.98	$0.4
Vested and expected to vest as of September 30, 2012	30,497	18.10	7.98	0.4
Exercisable at September 30, 2012	—	—	—	—
The fair value of each cash settled stock appreciation right ("SAR") was estimated each reporting period using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected term is estimated based on the award's vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. Although no SARs were granted to Post employees during the fiscal years ended September 30, 2012 and 2011, the table presents the assumptions used to remeasure the fair value of outstanding SARs at those dates.

	Year Ended September 30,
	2012	2011	2010
Expected term	4.5	5.0	6.0
Expected stock price volatility	30.5%	30.0%	30.6%
Risk-free interest rate	0.70%	0.96%	2.22%
Expected dividends	0.0%	0.0%	0.0%
Fair value (per right)	$14.15	$30.27	$19.31
Stock Options

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2011	—	$—
Granted	1,820,000	31.25
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2012	1,820,000	31.25	9.66	$—
Vested and expected to vest as of September 30, 2012	1,820,000	31.25	9.66	—
Exercisable at September 30, 2012	—	—	—	—
The fair value of each stock option was estimated on the date of grant using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected term is estimated based on the award's vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and fair values for stock options granted during fiscal 2012 are summarized in the table below.

Year Ended September 30, 2012
Expected term	4.8
Expected stock price volatility	30.2%
Risk-free interest rate	0.77%
Expected dividends	0.0%
Fair value (per option)	$8.52
Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at September 30, 2011	—	$—
Granted	362,500	31.25
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2012	362,500	31.25
Vested and expected to vest as of September 30, 2012	362,500	31.25
Exercisable at September 30, 2012	—	—

The fair value of each restricted stock award was determined based upon the closing price of the Company's stock on the date of grant.
Cash Settled Restricted Stock Units

	Cash-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at September 30, 2011	—	$—
Granted	76,750	31.34
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2012	76,750	31.34
Vested and expected to vest as of September 30, 2012	73,947	31.34
Exercisable at September 30, 2012	—	—
Cash settled restricted stock awards are liability awards and as such, their fair value is based upon the closing price of the Company's stock for each reporting period.
Deferred Compensation
Post provides for a Deferred Compensation Plan for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation or bonus until some later date. Deferrals for employee participants may be made into Post common stock equivalents (Equity Option) or into a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (Vanguard Funds). Deferrals for director participants must be made into Post common stock equivalents and also receive a 33% matching contribution. Deferrals into the Equity Option are distributed in Post stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to this deferred compensation plan. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in "Selling, general and administrative expenses" and offset the related change in the deferred compensation liability.
Note 17 — Transactions with Former Owner
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
At the time of the Spin-Off, Ralcorp contributed its net investment in Post in exchange for approximately 6.8 million shares of Post common stock and a $900.0 cash distribution which was funded through the incurrence of long-term debt by Post, see Note 13. Prior to Ralcorp's contribution of its net investment, the net investment balance decreased due to separation related adjustments in the net amount of $182.8 primarily due to differences between the $900.0 cash distribution to Ralcorp compared to the settlement of intercompany debt of $784.5 and equity investment in partnership of $60.2 (see Note 19) that did not transfer to Post in connection with the Spin-Off.
Net revenues in the accompanying consolidated statements of operations represent net sales directly attributable to Post. Costs and expenses in the accompanying consolidated statements of operations represent direct and allocated costs and expenses related to Post. For periods prior to the Spin-Off, costs for certain functions and services performed by centralized Ralcorp organizations have been allocated to Post based upon reasonable activity bases (generally volume, revenues, net assets or a combination as compared to the total of Ralcorp and Post amounts) or other reasonable methods. The consolidated statements of operations include expense allocations for certain manufacturing, shipping, distribution and administration costs including information systems, procurement, accounting shared services, legal, tax, human resources, payroll, credit and accounts receivable, customer service and cash management. For the years ended September 30, 2012, 2011, and 2010, total allocated costs were $4.6, $21.5, and $19.6 respectively, which are reported in "selling, general and administrative expenses."

After the Spin-Off, costs for services provided by Ralcorp are based on agreed upon fees contained in the TSA. TSA charges from February 4, 2012 to September 30, 2012 were $8.1, and were reported in "selling, general and administrative expenses."
Post produces certain products for sale to Ralcorp. For periods prior to the Spin-Off, the amounts related to these transactions have been included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions which were consistent with prices of similar arm's-length transactions. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA with Ralcorp. Net sales related to those transactions was $16.7, $10.5 and $6.7 in the years ended September 30, 2012, 2011, and 2010, respectively.
At the time of the Spin-Off, Post became liable with respect to distributions of the accounts of three Ralcorp directors, who became directors of Post, under the Ralcorp Holdings, Inc. Deferred Compensation Plan for Non-Management Directors. This liability will be satisfied under the Post Deferred Compensation Plan for Non-Employee Directors. In connection with the Spin-Off, Ralcorp agreed to fund the balances of these former Ralcorp directors in an aggregate amount of approximately $6.7.
On February 3, 2012, we entered into an International Brokerage Management Agreement with Ralcorp pursuant to which Ralcorp agreed to act as our non-exclusive broker for our international sales and distribution, excluding Canada. During the fiscal year ended September 30, 2012, we paid Ralcorp approximately $0.2 pursuant to this agreement.
During fiscal 2012, Post incurred approximately $0.5 of outside legal and accounting fees in connection with the restatement of the Company's financial statements for the fiscal year ended September 30, 2011 and the first fiscal quarter ended December 31, 2011 and in connection with Ralcorp's disposition of its Post shares (see Note 1). Ralcorp agreed to reimburse Post for these costs.
Prior to the Spin-Off, Ralcorp maintained all debt obligations on a consolidated basis to fund and manage its operations. During the periods presented in these financial statements prior to the Spin-Off date, Post had no direct debt obligations; however, Ralcorp followed the policy of applying debt and related interest expense to the operations of Post based upon net debt assumed in the acquisition of Post from Kraft in August 2008 (see Note 12).
On September 29, 2011, Post Foods Canada Corp. issued a promissory note to Western Waffles Corp., an affiliate of Ralcorp, whereby Western Waffles Corp. became indebted to Post Foods Canada Corp. in the amount of $4.0 plus 4.0 Canadian dollars. The promissory note bore interest at the rate of 1% per annum and was payable on demand. The note was redeemed during December 2011.
The consolidated balance sheet as of September 30, 2011 is presented assuming that all intercompany payables or receivables will be treated as adjustments to Ralcorp's investment except the "Receivable from Ralcorp" related to the sale of trade receivables discussed below.
On November 4, 2010, Post entered into an agreement to sell, on an ongoing basis, all of the trade accounts receivable of Post Foods, LLC to a wholly owned, bankruptcy-remote subsidiary of Ralcorp named Ralcorp Receivables Corporation ("RRC"). The accounts receivable of Post Foods Canada Corp. were not incorporated into the agreement and were not sold to RRC. The purchase price of the receivables sold was calculated with a discount factor of 1.18%. Post received a fee from RRC to service the receivables (with no significant servicing assets or liabilities). The discounts totaled $3.3 and $13.0 in the years ended September 30, 2012 and 2011, respectively, and were reported as a component of "Other (income) expense, net," Servicing fee income was $0.8 and $3.7 in the years ended September 30, 2012 and 2011, respectively, and was reported as a reduction to "Selling, general and administrative expenses." The net amount due from Ralcorp as of September 30, 2011, was $41.3. Post terminated its agreement with RRC in December 2011.
In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $12.5 and $2.8 in the years ended September 30, 2012 and 2011, respectively, which were primarily related to professional service fees to effect the Spin-Off and to a lesser extent duplicative costs incurred by Post to begin establishing stand-alone processes and systems for activities performed by Ralcorp under the TSA. These costs were reported as a component of "Selling, general and administrative expenses." See Note 1 for additional information on the Spin-Off. As of September 30, 2012, the Company has no receivable or payable related to the net transactions from these agreements.
Derivative financial instruments and hedging
See Note 10 for a discussion of Post's participation in Ralcorp's derivative financial instrument and hedging program.

Note 18 — Information About Geographic Areas and Major Customers
Products sold can be grouped into three primary categories of cereals: balanced, sweetened and unsweetened. Net sales by category are shown in the following table.

	Year Ended September 30,
	2012	2011	2010
Balanced	$572.5	$560.4	$572.7
Sweetened	239.8	249.2	240.2
Unsweetened	146.6	158.6	183.8
	$958.9	$968.2	$996.7
Post's external revenues were primarily generated by sales within the United States; foreign (primarily Canadian) sales were approximately 14.0% of total net sales. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2012, the majority of Post's long-lived assets were located in the United States; the remainder is located in Canada and has a net carrying value of approximately $52.6.
In the fiscal years ended September 30, 2012, 2011, and 2010, one customer accounted for $204.2, $206.9, and $209.4, respectively, or approximately 21% of total net sales.
Note 19 — Investment in Partnership
On February 1, 2010, Post Foods Canada Corp. received a noncash equity contribution from its parent company in the form of ownership interests in a Canadian partnership named RAH Canada Limited Partnership. The investment was recorded at $58.6 and reflects a 48.15% ownership in the partnership. Another Ralcorp entity held the remainder of the ownership interests.
Post accounted for its investment in the partnership using the equity method. The amount of Post's net investment that represents undistributed earnings from the partnership was $0.2, $4.2, and $2.2 as of September 30, 2012, 2011, and 2010, respectively. The carrying value at September 30, 2011 approximated the market value of Post's investment. This equity investment in RAH Canada did not transfer to Post in the Spin-Off.
Note 20 — Condensed Financial Statements of Guarantors
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
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, the "Guarantors." Our foreign subsidiaries, the "Non-Guarantors," will not guarantee the notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company (Post Holdings, Inc.), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. The Condensed Consolidating Financial Statements present the Parent Company's investments in subsidiaries using the equity method of accounting. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor and the Non-Guarantor subsidiaries. Post Foods LLC, currently the Company's sole domestic subsidiary, is a disregarded entity for U.S. income tax purposes, therefore income tax expense has been presented on the Guarantors' Condensed Statements of Operations using the U.S. effective tax rate for the Company. Income tax payable and deferred tax items for the consolidated U.S. tax paying group reside solely on the Parent Company's Condensed Balance Sheet. For periods prior to February 3, 2012, the Parent Company had no operations and therefore no Parent Company financial information is presented for those periods and accordingly the equity earnings of the Parent Company will not equal the earnings of the subsidiaries.
In the preparation of the financial statements for the year ended September 30, 2012, the Company identified errors within the statements of cash flows for the six months ended March 31, 2012 and the nine months ended June 30, 2012 as further discussed in footnote 2.  The errors also impacted the condensed guarantor statement of cash flows for the nine months ended

June 30, 2012.  The Company concluded the errors are not material to the previously reported interim guarantor financial statements.  Accordingly, the Company will revise its 2012 comparative statements of guarantor cash flows that will be included in the Company's Quarterly Reports on Form 10-Q for the nine months ending June 30, 2013.  The revisions are required to correct errors in the calculation of adjustments to the statement of cash flows that related to the Company's separation from Ralcorp on February 3, 2012.
The impact of the revision will be to increase guarantor net cash flows from operations and decrease guarantor net cash flows from financing activities by $7.7 and an increase to non-guarantor net cash flows from operations and decrease non-guarantor net cash flows from financing activities by $2.3.  The nine month guarantor net cash flow from operations changes from $105.3 to $113.0 and the nine month guarantor net cash flow from financing activities changes from $(75.5) to $(83.2).  The nine month non-guarantor net cash flow from operations changes from $5.2 to $7.5 and the nine month non-guarantor net cash flow from financing activities changes from $(2.0) to $(4.3). The errors did not impact the consolidating statements of operations and comprehensive income/(loss) for the nine months ended June 30, 2012 and had an insignificant impact on the consolidating balance sheet as of June 30, 2012.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$906.1	$70.9	$(18.1)	$958.9
Cost of goods sold	—	495.2	52.9	(18.1)	530.0
Gross Profit	—	410.9	18.0	—	428.9

Selling, general and administrative expenses	3.6	254.0	16.9	—	274.5
Amortization of intangible assets	—	12.6	—	—	12.6
Impairment of goodwill and other intangible assets	—	—	—	—	—
Other operating expenses, net	—	2.7	—	—	2.7
Operating Profit	(3.6)	141.6	1.1	—	139.1

Interest expense	42.6	16.2	1.5	—	60.3
Other expense	—	3.3	(4.9)	—	(1.6)
(Loss) Earnings before Income Taxes	(46.2)	122.1	4.5	—	80.4
Income tax (benefit) expense	(17.3)	46.7	1.1	—	30.5
Net (Loss) Earnings before Equity in Subsidiaries	(28.9)	75.4	3.4	—	49.9
Equity earnings in subsidiary	65.5	—	—	(65.5)	—
Net Earnings	$36.6	$75.4	$3.4	$(65.5)	$49.9
Total Comprehensive Income	$22.2	$55.4	$2.4	$(51.1)	$28.9

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2011
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$921.2	$68.5	$(21.5)	$968.2
Cost of goods sold	—	482.8	55.3	(21.5)	516.6
Gross Profit	—	438.4	13.2	—	451.6

Selling, general and administrative expenses	—	223.8	15.7	—	239.5
Amortization of intangible assets	—	12.6	—	—	12.6
Impairment of goodwill and other intangible assets	—	566.5	—	—	566.5
Other operating expenses, net	—	1.5	0.1	—	1.6
Operating Loss	—	(366.0)	(2.6)	—	(368.6)

Intercompany interest expense	—	47.5	4.0	—	51.5
Other expense	—	13.1	(2.6)	—	10.5
Loss before Income Taxes	—	(426.6)	(4.0)	—	(430.6)
Income tax benefit	—	(5.3)	(1.0)	—	(6.3)
Net Loss	$—	$(421.3)	$(3.0)	$—	$(424.3)
Total Comprehensive Loss	$—	$(426.5)	$(2.0)	$—	$(428.5)

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2010
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$958.9	$64.3	$(26.5)	$996.7
Cost of goods sold	—	522.4	57.8	(26.5)	553.7
Gross Profit	—	436.5	6.5	—	443.0

Selling, general and administrative expenses	—	215.3	3.5	—	218.8
Amortization of intangible assets	—	12.7	—	—	12.7
Impairment of goodwill and other intangible assets	—	19.4	—	—	19.4
Other operating expenses, net	—	1.3	—	—	1.3
Operating Profit	—	187.8	3.0	—	190.8

Intercompany interest expense	—	47.6	3.9	—	51.5
Other expense	—	—	(2.2)	—	(2.2)
Earnings before Income Taxes	—	140.2	1.3	—	141.5
Income tax provision	—	48.7	0.8	—	49.5
Net Earnings	$—	$91.5	$0.5	$—	$92.0
Total Comprehensive Income	$—	$88.1	$2.2	$—	$90.3

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$49.7	$2.2	$6.3	$—	$58.2
Receivables, net	—	50.1	11.1	(4.7)	56.5
Inventories	—	71.6	7.0	—	78.6
Deferred income taxes	1.1	—	—	—	1.1
Prepaid expenses and other current assets	9.3	5.4	0.6	—	15.3
Total Current Assets	60.1	129.3	25.0	(4.7)	209.7

Property, net	—	352.5	52.6	—	405.1
Goodwill	—	1,359.9	6.7	—	1,366.6
Other intangible assets, net	—	736.0	—	—	736.0
Intercompany receivable	371.9	—	—	(371.9)	—
Investment in subsidiaries	2,067.2	—	—	(2,067.2)	—
Other assets	13.4	1.4	2.7	(2.6)	14.9
Total Assets	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$15.3	$—	$—	$—	$15.3
Accounts payable	—	49.6	5.1	(4.7)	50.0
Other current liabilities	8.3	44.7	8.1	—	61.1
Total Current Liabilities	23.6	94.3	13.2	(4.7)	126.4

Long-term debt	930.3	—	—	—	930.3
Intercompany payable	—	371.9	—	(371.9)	—
Deferred income taxes	317.5	—	—	(2.6)	314.9
Other liabilities	9.7	109.4	10.1	—	129.2
Total Liabilities	1,281.1	575.6	23.3	(379.2)	1,500.8

Total Stockholders' Equity	1,231.5	2,003.5	63.7	(2,067.2)	1,231.5
Total Liabilities and Stockholders' Equity	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2011
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$1.7	$—	$1.7
Receivable from Ralcorp	—	41.3	—	—	41.3
Receivables, net	—	1.3	8.8	—	10.1
Inventories	—	60.4	6.2	—	66.6
Deferred income taxes	—	3.6	0.2	—	3.8
Prepaid expenses and other current assets	—	3.2	0.8	—	4.0
Intercompany notes receivable	—	—	7.8	—	7.8
Total Current Assets	—	109.8	25.5	—	135.3

Property, net	—	357.9	54.2	—	412.1
Goodwill	—	1,359.9	6.3	—	1,366.2
Other intangible assets, net	—	748.6	—	—	748.6
Investment in partnership	—	—	60.2	—	60.2
Other assets	—	0.8	3.1	(3.1)	0.8
Total Assets	$—	$2,577.0	$149.3	$(3.1)	$2,723.2

LIABILITIES AND RALCORP EQUITY
Current Liabilities
Short-term intercompany debt	$—	$—	$68.0	$—	$68.0
Accounts payable	—	24.8	4.0	—	28.8
Other current liabilities	—	31.1	6.4	—	37.5
Total Current Liabilities	—	55.9	78.4	—	134.3

Long-term intercompany debt	—	664.5	52.0	—	716.5
Deferred income taxes	—	335.9	—	(3.1)	332.8
Other liabilities	—	96.8	8.1	—	104.9
Total Liabilities	—	1,153.1	138.5	(3.1)	1,288.5

Total Ralcorp Equity	—	1,423.9	10.8	—	1,434.7
Total Liabilities and Ralcorp Equity	$—	$2,577.0	$149.3	$(3.1)	$2,723.2

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Cash (Used in) Provided by Operating Activities	$(3.1)	$201.5	$9.8	$(64.2)	$144.0

Cash Flows from Investing Activities
Payments for capital expenditures	—	(29.5)	(1.4)	—	(30.9)
Payments for equity contributions	(6.0)	—	—	6.0	—
Proceeds from equity distributions	84.3	—	—	(84.3)	—
Net Cash Provided by (Used in) Investing Activities	78.3	(29.5)	(1.4)	(78.3)	(30.9)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	775.0	—	—	—	775.0
Proceeds from issuance of term loan	175.0	—	—	—	175.0
Payment to Ralcorp	(900.0)	—	—	—	(900.0)
Repayments of long-term debt	(4.4)	—	—	—	(4.4)
Purchases of treasury stock	(53.4)	—	—	—	(53.4)
Change in net investment of Ralcorp	—	(21.3)	(18.1)	—	(39.4)
Payments of debt issuance costs	(17.7)	—	—	—	(17.7)
Proceeds from repayment of notes receivable from Ralcorp	—	—	7.8	—	7.8
Proceeds from equity contributions	—	—	6.0	(6.0)	—
Payments for equity distributions	—	(148.5)	—	148.5	—
Net Cash Provided by (Used in) Financing Activities	(25.5)	(169.8)	(4.3)	142.5	(57.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	0.5

Net Increase in Cash and Cash Equivalents	49.7	2.2	4.6	—	56.5
Cash and Cash Equivalents, Beginning of Year	—	—	1.7	—	1.7
Cash and Cash Equivalents, End of Year	$49.7	$2.2	$6.3	$—	$58.2

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2011
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Cash Provided (Used) by Operating Activities	$—	$144.6	$(0.8)	$—	$143.8

Cash Flows from Investing Activities
Additions to property and intangible assets	—	(12.5)	(2.4)	—	(14.9)
Net Cash Used by Investing Activities	—	(12.5)	(2.4)	—	(14.9)

Cash Flows from Financing Activities
Change in net investment of Ralcorp	—	(132.1)	(60.2)	—	(192.3)
Changes in intercompany debt	—	—	60.2	—	60.2
Net Cash Used by Financing Activities	—	(132.1)	—	—	(132.1)
Effect of Exchange Rate Changes on Cash	—	—	0.1	—	0.1

Net Decrease in Cash and Cash Equivalents	—	—	(3.1)	—	(3.1)
Cash and Cash Equivalents, Beginning of Year	—	—	4.8	—	4.8
Cash and Cash Equivalents, End of Year	$—	$—	$1.7	$—	$1.7
POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2010
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Cash Provided by Operating Activities	$—	$132.7	$2.9	$—	$135.6

Cash Flows from Investing Activities					—
Additions to property and intangible assets	—	(19.9)	(4.4)	—	(24.3)
Net Cash Used by Investing Activities	—	(19.9)	(4.4)	—	(24.3)

Cash Flows from Financing Activities
Change in net investment of Ralcorp	—	(112.8)	0.4	—	(112.4)
Net Cash (Used) Provided by Financing Activities	—	(112.8)	0.4	—	(112.4)
Effect of Exchange Rate Changes on Cash	—	—	0.2	—	0.2

Net Decrease in Cash and Cash Equivalents	—	—	(0.9)	—	(0.9)
Cash and Cash Equivalents, Beginning of Year	—	—	5.7	—	5.7
Cash and Cash Equivalents, End of Year	$—	$—	$4.8	$—	$4.8

Note 21 - Summary Quarterly Financial Information (Unaudited)

	For the quarters ended September 30, 2012
	Q1	Q2	Q3	Q4
Revenue	$219.3	$250.5	$241.9	$247.2
Gross profit	98.0	111.0	109.8	110.1
Net income	12.8	10.5	15.8	10.8
Basic earnings per share	$0.37	$0.31	$0.46	$0.32
Diluted earnings per share	$0.37	$0.30	$0.46	$0.31

	For the quarters ended September 30, 2011
	Q1	Q2	Q3	Q4
Revenue	$223.7	$259.0	$247.7	$237.8
Gross profit	109.8	125.1	113.9	102.8
Net income (loss)	24.6	29.1	1.6	(479.6)
Basic earnings (loss) per share	$0.72	$0.85	$0.05	$(13.94)
Diluted earnings (loss) per share	$0.72	$0.85	$0.05	$(13.94)

Note 22 — Subsequent Events
On October 25, 2012, the Company issued an additional $250.0 par value of its 7.375% senior notes due February 2022 under the same indenture. These additional notes were issued at 106% of par value for total proceeds before expenses of $265.0. In connection with the issuance of the additional notes, on October 19, 2012 the Company entered into a Fourth Amendment to Credit Agreement ("Amendment"). The Amendment modified the Credit Agreement to, among other things, permit the issuance of the $250.0 additional senior notes, and to permit the Company to incur additional indebtedness so long as the Company's Senior Secured Leverage Ratio, as defined in the Amendment, is less than 2.5 to 1 and other conditions are satisfied. The Amendment also increased our permitted maximum Consolidated Leverage Ratio, as defined in the Credit Agreement, to 5.75 to 1 beginning with the first quarter of the fiscal year ending September 30, 2013, and declining ratably at the beginning of each subsequent fiscal year to 5.00 to 1 for each quarter during the fiscal year ending September 30, 2016 and remaining at 5.00 to 1 for all periods thereafter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending September 30, 2013.
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
We also revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a standalone publicly traded company. While most of these changes in staffing, policies and systems were accomplished prior to September 30, 2012, we continue to review and document our internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.
Other than those noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors under the headings “Re-Election of Directors - Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance - Board Meetings and Committees,” and “Security Ownership of Certain Shareholders – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 1 of Part I.
The registrant has adopted a code of ethics, our “Standards of Business Conduct,” applicable to all corporate officers and employees, which sets forth the Company’s expectations for the conduct of business by officers and employees. The directors have adopted, and are required to abide by, the Directors Code of Ethics. Both documents are available on the Company’s website at www.postfoods.com/corporategovernance. In the event the Company modifies either document or waivers of compliance are granted to officers or directors, the Company will post such modifications or waivers on its website or in a report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION
Information appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the Company's 2013 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The discussion of the security ownership of certain beneficial owners and management appearing under the headings “Security Ownership of Certain Shareholders” and equity compensation plan information under the heading “Equity Compensation Plan Information” in the Company’s 2013 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the heading “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” of the Company’s 2013 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2013 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for years ended September 30, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income/(Loss) for the years ended September 30, 2012, 2011 and 2010

•	Consolidated Balance Sheets at September 30, 2012 and 2011

•	Consolidated Statements of Cash Flows for years ended September 30, 2012, 2011 and 2010

•	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012, 2011, and 2010

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.
By:	/s/ William P. Stiritz
William P. Stiritz
Chairman of the Board and Chief Executive Officer
December 13, 2012
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff A. Zadoks and Diedre J. Gray and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Stiritz	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	December 13, 2012
William P. Stiritz

/s/ Robert V. Vitale	Chief Financial Officer (principal financial officer)	December 13, 2012
Robert V. Vitale

/s/ Jeff A. Zadoks	Corporate Controller (principal accounting officer)	December 13, 2012
Jeff A. Zadoks

/s/ David R. Banks	Director	December 13, 2012
David R. Banks

/s/ Terence E. Block	Director and President, Chief Operating Officer	December 13, 2012
Terence E. Block

/s/ Jay W. Brown	Director	December 13, 2012
Jay W. Brown

/s/ Edwin H. Callison	Director	December 13, 2012
Edwin H. Callison

/s/ Gregory L. Curl	Director	December 13, 2012
Gregory L. Curl

/s/ William H. Danforth	Director	December 13, 2012
William H. Danforth

/s/ Robert E. Grote	Director	December 13, 2012
Robert E. Grote III

/s/ David P. Skarie	Director	December 13, 2012
David P. Skarie

EXHIBIT INDEX

Exhibit No.	Description
*2.1
Separation and Distribution Agreement dated as of February 2, 2012 by and among Ralcorp Holdings, Inc., the Company and Post Foods, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 8, 2012)

*2.2
Transition Services Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on February 8, 2012)

*2.3
Employee Matters Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on February 8, 2012)

*2.4	Contribution Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.4 to the Company’s Form 8-K filed on February 8, 2012)
*3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)
*3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 2, 2012)
*3.3	Certificate of Designations for Series A Junior Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on February 2, 2012)
*4.1
Shareholder Protection Rights Agreement with Computershare Trust Company, N.A., as rights agent, dated February 2, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 2, 2012)

*4.2
Indenture dated as of February 3, 2012 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

*4.3
Registration Rights Agreement dated as of February 3, 2012, by and among the Company, Post Foods, LLC, and Barclays Capital Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 8, 2012)

*4.4
Registration Rights Agreement dated as of October 25, 2012, by and among the Company, Post Foods, LLC, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on October 25, 2012)

*†10.1	Form of Management Continuity Agreement (Incorporated by referenced to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2012)
*†10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed January 25, 2012)
*†10.3	Post Holdings, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
*†10.4	Form of Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.4 1 to the Company’s Form 8-K filed on February 2, 2012)
*†10.5	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 2, 2012)
*†10.6	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)

Exhibit No.	Description
*†10.7	Form of Non-Management Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 2, 2012)
*†10.8	Post Holdings, Inc. Deferred Compensation Plan for Key Employees, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 2, 2012)
**†10.9	Post Holdings, Inc. Executive Savings Investment Plan, restated August 15, 2012
*†10.10	Post Holdings, Inc. Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 2, 2012)
*†10.11	Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as amended and restated (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on September 14, 2012)
*10.12
Tax Allocation Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 8, 2012)

*10.13
Shareholder’s and Registration Rights Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 8, 2012)

*10.14
Credit Agreement dated as of February 3, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 8, 2012)

*10.15
First Amendment and Waiver to Credit Agreement dated as of May 14, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2012)

*†10.16	Employment Agreement dated as of May 29, 2012 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 31, 2012)
*†10.17	Non-Qualified Stock Option Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 31, 2012)
*†10.18	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2012)
*†10.19	Restricted Stock Unit Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 31, 2012)
*†10.20	Form of Restricted Stock Unit Agreement for Other Executive Officers of the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on May 31, 2012)
*†10.21	Senior Management Bonus Program, as amended and restated (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on September 14, 2012)
*†10.22	Key Management Bonus Program, as amended and restated (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on September 14, 2012)
*10.23
Second Amendment and Waiver to Credit Agreement dated as of June 13, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2012)

*†10.24	Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2012)
**10.25	Third Amendment and Waiver to Credit Agreement dated as of September 13, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent
**10.26	Amendment to Tax Allocation Agreement dated as of September 26, 2012 by and between Ralcorp Holdings, Inc. and the Company

Exhibit No.	Description
*10.27
Fourth Amendment to Credit Agreement dated as of October 19, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by referenced to Exhibit 10.1 to the Company's Form 8-K filed on October 22, 2012)

**21.1	Subsidiaries of the Company
**23.1	Consent of PricewaterhouseCoopers LLP
**24.1	Power of Attorney (Included under Signatures)
**31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 13, 2012
**31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 13, 2012
**32.1	Certification of William P. Stiritz and Robert V. Vitale, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 13, 2012
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Furnished with this Form 10-K
†	These exhibits constitute management contracts, compensatory plans and arrangements.