Form 10-Q
period 2012-12-31
Post Holdings, Inc.
filed 2013-02-07
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
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
Common stock, $0.01 Par Value – 32,669,394 shares as of February 1, 2013

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three months ended December 31,
	2012	2011

Net Sales	$236.9	$219.3
Cost of goods sold	131.2	121.3
Gross Profit	105.7	98.0

Selling, general and administrative expenses	72.1	63.5
Amortization of intangible assets	3.2	3.2
Other operating expenses, net	0.1	—
Operating Profit	30.3	31.3

Interest expense	19.2	13.0
Other income	—	(0.6)
Earnings before Income Taxes	11.1	18.9
Income tax provision	3.5	6.1
Net Earnings	$7.6	$12.8

Earnings per share:
Basic	$0.23	$0.37
Diluted	$0.23	$0.37

Weighted-Average Common Shares Outstanding:
Basic	32.6	34.4
Diluted	32.7	34.4

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three months ended December 31,
	2012	2011

Net Earnings	$7.6	$12.8
Pension and postretirement benefit adjustments, net of tax of ($0.2) and $0, respectively	0.3	—
Foreign currency translation adjustments	(0.8)	(0.1)
Total Comprehensive Income	$7.1	$12.7

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2012	September 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$310.9	$58.2
Receivable from Ralcorp	0.9	—
Receivables, net	66.7	56.5
Inventories	100.1	78.6
Deferred income taxes	1.6	1.1
Prepaid expenses and other current assets	9.6	15.3
Total Current Assets	489.8	209.7

Property, net	396.3	405.1
Goodwill	1,370.1	1,366.6
Other intangible assets, net	736.6	736.0
Other assets	22.0	14.9
Total Assets	$3,014.8	$2,732.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$17.5	$15.3
Accounts payable	42.2	50.0
Other current liabilities	79.7	61.1
Total Current Liabilities	139.4	126.4

Long-term debt	1,190.7	930.3
Deferred income taxes	314.0	314.9
Other liabilities	129.5	129.2
Total Liabilities	1,773.6	1,500.8

Stockholders' Equity
Common stock	0.3	0.3
Additional paid-in capital	1,275.2	1,272.6
Retained earnings	44.2	36.6
Accumulated other comprehensive loss	(25.1)	(24.6)
Treasury stock, at cost	(53.4)	(53.4)
Total Stockholders' Equity	1,241.2	1,231.5
Total Liabilities and Stockholders' Equity	$3,014.8	$2,732.3

 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three months ended December 31,
	2012	2011
Cash Flows from Operating Activities
Net earnings	$7.6	$12.8
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	16.2	14.9
Premium from issuance of long-term debt	15.0	—
Stock-based compensation expense	2.5	0.8
Deferred income taxes	(3.8)	(3.9)
Other, net	0.2	(0.4)
Other changes in current assets and liabilities, net of business acquisitions:
Increase in receivables, net	(9.8)	(42.5)
(Increase) decrease in receivable from Ralcorp	(0.9)	41.3
Increase in inventories	(19.0)	(12.5)
Decrease in prepaid expenses and other current assets	5.7	1.9
Increase in accounts payable and other current and non-current liabilities	9.9	13.8
Net Cash Provided by Operating Activities	23.6	26.2

Cash Flows from Investing Activities
Business acquisitions	(9.2)	—
Capital expenditures	(5.0)	(9.1)
Net Cash Used by Investing Activities	(14.2)	(9.1)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	250.0	—
Repayments of long-term debt	(2.2)	—
Change in net investment of Ralcorp	—	(13.8)
Payments of debt issuance costs	(4.6)	—
Changes in intercompany debt	—	7.8
Excess tax benefit from stock-based compensation arrangements	0.2	—
Net Cash Provided by (Used by) Financing Activities	243.4	(6.0)
Effect of Exchange Rate Changes on Cash	(0.1)	0.1

Net Increase in Cash and Cash Equivalents	252.7	11.2
Cash and Cash Equivalents, Beginning of Year	58.2	1.7
Cash and Cash Equivalents, End of Period	$310.9	$12.9

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share information and where indicated otherwise)
Note 1 — Background
Post Holdings, Inc. (“Post” or the “Company”) is a manufacturer, marketer and distributor of branded ready-to-eat cereals in the United States and Canada. Post’s products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores and the foodservice channel in North America. The Company's products are manufactured at four facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; and Niagara Falls, Ontario.
On February 3, 2012, Post completed its legal separation from Ralcorp Holdings, Inc. (“Ralcorp”) via a tax free spin-off (the “Spin-Off”). On February 6, 2012, Post began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company.
Post has a single operating segment and manufactures and markets products under several brand names, including Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts® and Honeycomb®. With the acquisition of substantially all of the assets of Attune Foods, Inc. on December 31, 2012 (see Note 3), Post's portfolio of brands now also includes Attune®, Uncle Sam® and Erewhon®.
Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries, and for periods prior to the Spin-Off from Ralcorp, the Branded Cereal Business of Ralcorp.
Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on December 13, 2012.

These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position and results of operations, comprehensive income and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.

Prior to the Spin-Off, Post's operations consisted of the Branded Cereals Business of Ralcorp. As such, the financial information prior to the Spin-Off may not necessarily reflect Post's financial position, results of operations, comprehensive income and cash flows had Post been an independent, publicly-traded company during the three months ended December 31, 2011, as presented herein.

For periods prior to the Spin-Off, these unaudited condensed consolidated financial statements include allocations of certain Ralcorp corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Post if it had operated as an independent, publicly-traded company. These allocated expenses relate to various services that were provided to Post by Ralcorp, including, but not limited to, cash management and other treasury services, administrative services (such as tax, employee benefit administration, risk management, internal audit, accounting and human resources) and stock-based compensation plan administration. See Note 14 for further information on services that Ralcorp continues to provide to the Company.

The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the condensed consolidated balance sheet as a component of accumulated other comprehensive loss.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto.

Actual results could differ from those estimates. Significant estimates inherent in the preparation of the condensed consolidated financial statements include accounting for reserves established for doubtful accounts, stock-based compensation, impairment analyses, depreciation and amortization, income taxes, litigation matters and contingencies.

Note 2 — Recently Issued Accounting Standards
On January 31, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which provides scope clarifications related to the previously issued ASU 2011- 11. These ASU's provide new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in these updates are effective for annual reporting periods beginning on or after January 1, 2013 (i.e., Post's financial statements for the year ending September 30, 2014), and interim periods within those annual periods. The adoption of this update is not expected to have a material effect on Post's financial position, results of operations or cash flows.
Note 3 — Business Combinations
On December 31, 2012, Post Foods, LLC, a subsidiary of the Company, purchased substantially all of the assets of Attune Foods, Inc. (“Attune”) for approximately $9.2, subject to a working capital true-up in accordance with the terms of the asset purchase agreement. Attune is a manufacturer and marketer of branded premium healthy and organic cereals and snacks and is headquartered in San Francisco, California.
Based upon the Company's preliminary valuation of the assets acquired and liabilities assumed, and subject to the final working capital true-up, the following reflects the estimated fair value of assets acquired and liabilities assumed in the transaction:

Receivables	$0.5
Inventories	2.6
Prepaid expenses and other current assets	0.1
Property	0.1
Goodwill	3.6
Other intangible assets	3.8
Accounts payable	(1.3)
Other current liabilities	(0.2)
Total acquisition cost	$9.2

Note 4 — Goodwill
The changes in the carrying amount of goodwill are noted in the following table.

Balance, September 30, 2012	$1,366.6
Acquisition of Attune Foods, Inc.	3.6
Currency translation adjustment	(0.1)
Balance, December 31, 2012	$1,370.1
On December 31, 2012, the Company entered into and executed an asset purchase agreement to acquire substantially all of the assets of Attune. Based upon the preliminary purchase price allocation the Company has recorded $3.6 of goodwill related to the acquisition. See Note 3 for further discussion.

Note 5 — Intangible Assets, net
Total intangible assets are as follows:

	December 31, 2012			September 30, 2012
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$156.6	$(34.0)	$122.6	$153.9	$(32.1)	$121.8
Trademarks/brands	92.1	(21.7)	70.4	91.0	(20.4)	70.6
	$248.7	$(55.7)	$193.0	$244.9	$(52.5)	$192.4
Not subject to amortization:
Trademarks/brands	543.6	—	543.6	543.6	—	543.6
	$792.3	$(55.7)	$736.6	$788.5	$(52.5)	$736.0

On December 31, 2012, the Company entered into and executed an asset purchase agreement to acquire substantially all of the assets of Attune. Based upon the preliminary purchase price allocation, the Company has recorded $2.7 and $1.1 of customer relationships and trademarks/brands, respectively, related to the acquisition. See Note 3 for further discussion.
Note 6 – Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents. For the three months ended December 31, 2011, the computation of basic and diluted earnings per common share is calculated assuming the number of shares of Post common stock outstanding on February 3, 2012 had been outstanding at the beginning of the period and that there are no dilutive equity instruments as there were no equity awards in Post outstanding prior to the Spin-Off (see Note 1).
The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2012 and 2011, respectively.

	Three months ended December 31,
	2012	2011
Net earnings for basic and diluted earnings per share	$7.6	$12.8

Weighted-average shares for basic earnings per share	32.6	34.4
Effect of dilutive securities:
Stock appreciation rights	0.1	—
Restricted stock units	—	—
Total dilutive securities	0.1	—
Weighted-average shares for diluted earnings per share	32.7	34.4

Basic earnings per share	$0.23	$0.37
Diluted earnings per share	$0.23	$0.37

Weighted-average shares for diluted earnings per share excludes 2.2 million equity awards for the three months ended December 31, 2012, as they were anti-dilutive.

Note 7 — Supplemental Operations Statement Information

	Three months ended December 31,
	2012	2011
Advertising and promotion expenses	$30.6	$31.3
Repair and maintenance expenses	$9.3	$8.9
Note 8 — Supplemental Balance Sheet Information

	December 31, 2012	September 30, 2012
Receivables, net
Trade	$64.7	$55.3
Other	2.3	1.5
	67.0	56.8
Allowance for doubtful accounts	(0.3)	(0.3)
	$66.7	$56.5
Inventories
Raw materials and supplies	$27.3	$18.2
Finished products	72.8	60.4
	$100.1	$78.6
Property, net
Land	$13.0	$13.0
Buildings and leasehold improvements	138.8	135.3
Machinery and equipment	419.3	410.3
Software	21.9	21.9
Construction in progress	9.7	19.0
	602.7	599.5
Accumulated depreciation	(206.4)	(194.4)
	$396.3	$405.1
Accounts Payable
Trade	$37.1	$41.3
Other items	5.1	8.7
	$42.2	$50.0
Other Current Liabilities
Advertising and promotion	$22.3	$20.4
Accrued interest	28.6	7.4
Compensation	8.4	13.8
Miscellaneous accrued taxes	4.5	3.9
Deferred revenue	9.6	10.2
Income taxes payable	1.2	—
Other	5.1	5.4
	$79.7	$61.1
Other Liabilities
Pension and other postretirement benefit obligations	$114.4	$116.5
Deferred compensation	10.9	8.6
Other	4.2	4.1
	$129.5	$129.2
Note 9 — Derivative Financial Instruments and Hedging
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
Prior to the Spin-Off, Post participated in Ralcorp's derivative instrument program which consisted of commodity contracts (options, futures, and swaps) on raw material and fuel purchases. The effects of Post's participation in Ralcorp's derivative instrument program on the statements of operations for the three months ended December 31, 2011 were losses of $2.1. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program. Derivative instrument gains and losses are included in “cost of goods sold” for all periods presented.
The Company maintains options and futures contracts which have been designated as economic hedges of raw materials and fuel purchases. The following table presents the balance sheet location and fair value of the Company's derivative instruments.

		Fair Value
Derivative Instrument	Balance Sheet Location	December 31, 2012	September 30, 2012
Commodity contracts	Prepaid expenses and other current assets	$0.5	$1.3
Natural gas futures	Prepaid expenses and other current assets	0.1	0.3
		$0.6	$1.6
The following table presents the loss from derivative instruments that were not designated as hedging instruments which were recorded on the Company's Statement of Operations.

		Amount of Loss Recognized in Earnings
		Three months ended December 31,
Derivative Instrument	Location of Loss Recognized in Earnings	2012	2011
Participation in Ralcorp's derivative program	Cost of goods sold	$—	$2.1
Commodity contracts	Cost of goods sold	0.5	—
Natural gas futures	Cost of goods sold	0.2	—
Note 10 — Fair Value Measurements
The following table represents Post's assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	December 31, 2012			September 30, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
Deferred compensation investment	$2.1	$2.1	$—	$1.4	$1.4	$—
Derivative instruments	0.6	—	0.6	1.6	—	1.6
Deferred compensation liabilities (1)	10.9	—	10.9	8.6	—	8.6
(1) - The Company recognized an incremental expense of approximately $1.5 during the three months ended December 31, 2012 related to the increase in the fair value of the non-employee director deferred compensation liabilities assumed in the Spin-Off which were based on the underlying value of shares of Ralcorp's common stock.
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
The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The fair value of long-term debt as of December 31, 2012, (see Note 11) is approximately $1,293.4 based on quoted market prices for the Company's senior notes and using the discounted cash flows analysis using observable inputs (Level 2) for the Company's term loan.
Note 11 - Long Term Debt
Long-term debt consists of the following.

	December 31, 2012	September 30, 2012
7.375% Senior Notes maturing February 2022, including net premium	$1,039.8	$775.0
Term Loan maturing 2017	168.4	170.6
Revolving Credit Facility (1)	—	—
	$1,208.2	$945.6
Less: Current Portion	(17.5)	(15.3)
Total long-term debt	$1,190.7	$930.3
(1) - The revolving credit facility has an outstanding letter of credit of $0.5 which reduces available borrowing capacity to $174.5 as of December 31, 2012.
On October 25, 2012, the Company issued an incremental $250.0 of its 7.375% senior notes (the “Notes”) due in 2022 at a price of 106% of par value. The premium is amortized as a reduction to interest expense over the term of the Notes. At December 31, 2012 the unamortized premium was $14.8. The Notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee. Interest payments on the Notes are due semi-annually each February 15 and August 15. The maturity date of the Notes is February 15, 2022.
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). As of December 31, 2012, our only domestic subsidiary (and therefore the only subsidiary guarantor) was Post Foods, LLC. Our foreign subsidiaries do not guarantee the notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
The Company maintains a senior secured credit facility, as amended, (the “Credit Facility”) which provides for (i) a revolving credit facility with $175.0 of borrowing capacity and (ii) a term loan facility with an outstanding principal amount of $168.4. Each of the revolving credit and term loan facilities must be repaid on or before February 3, 2017.
Borrowings under the Credit Facility bear interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for Base Rate-based loans, depending upon the Company's consolidated leverage ratio. At December 31, 2012, the weighted average interest rate on the term loan borrowings under the Credit Facility was 2.22%. In addition, the Credit Facility requires quarterly repayments of the term loan facility through December 2016. Any remaining principal balance under the Credit Facility would be payable at the maturity date.
The Credit Facility contains customary affirmative and negative covenants for agreements of this type. The Credit Facility also contains customary financial covenants including (i) a maximum consolidated leverage ratio of 5.75 to 1.00 and stepping down to, 5.50 to 1.00 on October 1, 2013, 5.25 to 1.00 on October 1, 2014 and 5.00 to 1.00 on October 1, 2015, and (ii) a minimum interest expense coverage ratio initially set at 2.50 to 1.00 and then increasing to 2.75 to 1.00 on October 1, 2014.

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
Note 12 — Pension and Other Postretirement Benefits
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
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three months ended December 31,
	2012	2011
Components of net periodic benefit cost
Service cost	$1.1	$1.1
Interest cost	0.4	0.3
Expected return on plan assets	(0.4)	(0.5)
Recognized net actuarial loss	0.2	0.2
Recognized prior service cost	0.1	0.1
Net periodic benefit cost	$1.4	$1.2

	Other Benefits
	Three months ended December 31,
	2012	2011
Components of net periodic benefit cost
Service cost	$0.6	$0.6
Interest cost	1.0	1.1
Recognized net actuarial loss	0.4	0.3
Recognized prior service credit	(0.3)	(0.3)
Net periodic benefit cost	$1.7	$1.7

Note 13 — Stock-Based Compensation
Total compensation cost for stock-based compensation awards recognized during the three months ended December 31, 2012 and 2011 was $2.8 and $0.8, respectively.
The following table presents information related to the Company's stock-based compensation programs for the three months ended December 31, 2012 (stock based awards presented in whole shares).

	Stock Options	Restricted Stock Units	Cash Settled Restricted Stock Units	Stock Settled Stock Appreciation Rights	Cash Settled Stock Appreciation Rights
Outstanding at September 30, 2012	1,820,000	362,500	76,750	356,243	31,735
Granted	300,000	57,000	10,000	—	—
Exercised or delivered	—	—	—	(54,480)	—
Forfeited or canceled	—	—	—	—	—
Outstanding at December 31, 2012	2,120,000	419,500	86,750	301,763	31,735
Stock options granted during the three months ended December 31, 2012 had an aggregate grant date fair value of $3.5. Restricted stock units granted during the three months ended December 31, 2012 had an aggregate grant date fair value of $1.9. The grant date fair value of both the stock options and restricted stock units is expected to be recognized over a weighted-average period of 5.7 years. Cash settled restricted stock units granted during the three months ended December 31, 2012 had an aggregate grant date fair value of $0.3. The expense related to these awards, which is expected to be recognized over a weighted-average period of 3.0 years, will be adjusted each reporting period based on the period end fair value of the awards.
Note 14 — Transactions with Former Owner
Prior to the Spin-Off, Post operated under Ralcorp's centralized cash management system, Post's cash requirements were provided directly by Ralcorp, and cash generated by Post was generally remitted directly to Ralcorp. Transaction systems (e.g. payroll, employee benefits and accounts payable) used to record and account for cash disbursements were generally provided by Ralcorp. Ralcorp also provided centralized demand planning, order management, billing, credit and collection services to Post. Transaction systems (e.g. revenues, accounts receivable and cash application) used to record and account for cash receipts were generally provided by centralized Ralcorp organizations. These Ralcorp systems were generally designed to track assets/liabilities and receipts/payments on a business specific basis. After the Spin-Off, Ralcorp continues to provide certain of these services to Post under a transition services agreement (“TSA”) between the companies.
For periods prior to the Spin-Off, costs and expenses in the accompanying condensed consolidated statements of operations represent direct and allocated costs and expenses related to Post. Costs for certain functions and services performed by centralized Ralcorp organizations were allocated to Post based upon reasonable activity bases (generally volume, revenues, net assets or a combination as compared to the total of Ralcorp and Post amounts) or other reasonable methods. The condensed consolidated statements of operations include expense allocations for certain manufacturing, shipping, distribution and administration costs including information systems, procurement, accounting shared services, legal, tax, human resources, payroll, credit and accounts receivable, customer service and cash management. For the three months ended December 31, 2011, total allocated costs were $3.8, which were reported in “selling, general and administrative expenses.” After the Spin-Off, costs for services provided by Ralcorp are based on agreed upon fees contained in the TSA. TSA charges for the three months ended December 31, 2012 were $1.6, and were reported in “selling, general and administrative expenses.”
Post produces certain products for sale to Ralcorp. For periods prior to the Spin-Off, the amounts related to these transactions have been included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions which were consistent with prices of similar arm's-length transactions. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA with Ralcorp. Net sales related to those transactions was $4.0 and $5.0 in the three months ended December 31, 2012 and 2011, respectively.
In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $2.8 and $2.7 in the three months ended December 31, 2012 and 2011, respectively. The costs incurred were primarily related to professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by

Ralcorp under the TSA. These costs were reported as a component of “Selling, general and administrative expenses.” See Note 1 for additional information on the Spin-Off. As of December 31, 2012, the Company has a $0.9 receivable related to the net transactions from these agreements recorded as “Receivable from Ralcorp.”
Note 15 — Information About Geographic Areas and Major Customers
Products sold can be grouped into three primary categories of cereals: balanced, sweetened and unsweetened. Net sales by category are shown in the following table.

	Three months ended December 31,
	2012	2011
Balanced	$141.6	$127.7
Sweetened	59.5	56.3
Unsweetened	35.8	35.3
	$236.9	$219.3
Post's external revenues were primarily generated by sales within the United States; foreign (primarily Canadian) sales were approximately 16% of total net sales. Sales are attributed to individual countries based on the address to which the product is shipped.
As of December 31, 2012, the majority of Post's tangible long-lived assets were located in the United States; the remainder is located in Canada and has a net carrying value of approximately $50.5.
During the three months ended December 31, 2012 and 2011, one customer accounted for $55.4 and $47.8, respectively, or approximately 23% and 22%, respectively, of total net sales.
Note 16 — Condensed Financial Statements of Guarantors
The Company issued the Notes in an aggregate principal amount of $1,025.0. The Notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee.
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, the “Guarantors.” Our foreign subsidiaries, the “Non-Guarantors,” will not guarantee the Notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of Post Holdings, Inc., the “Parent Company”, the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. The Condensed Consolidating Financial Statements present the Parent Company's investments in subsidiaries using the equity method of accounting. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor and the Non-Guarantor subsidiaries. Post Foods, LLC, currently the Company's sole domestic subsidiary, is a disregarded entity for U.S. income tax purposes, therefore income tax expense has been presented on the Guarantors' Condensed Statements of Operations using the U.S. effective tax rate for the Company. Income tax payable and deferred tax items for the consolidated U.S. tax paying group reside solely on the Parent Company's Condensed Balance Sheet. For periods prior to February 3, 2012, the Parent Company had no operations and therefore no Parent Company financial information is presented for those periods and accordingly the equity earnings of the Parent Company will not equal the earnings of the subsidiaries.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$223.3	$20.9	$(7.3)	$236.9
Cost of goods sold	—	122.2	16.3	(7.3)	131.2
Gross Profit	—	101.1	4.6	—	105.7

Selling, general and administrative expenses	2.5	65.4	4.2	—	72.1
Amortization of intangible assets	—	3.2	—	—	3.2
Other operating expenses, net	—	0.1	—	—	0.1
Operating (Loss) Profit	(2.5)	32.4	0.4	—	30.3

Interest expense	19.2	—	—	—	19.2
(Loss) Earnings before Income Taxes	(21.7)	32.4	0.4	—	11.1
Income tax (benefit) expense	(7.0)	10.4	0.1	—	3.5
Net (Loss) Earnings before Equity in Subsidiaries	(14.7)	22.0	0.3	—	7.6
Equity earnings in subsidiary	22.3	—	—	(22.3)	—
Net Earnings	$7.6	$22.0	$0.3	$(22.3)	$7.6
Total Comprehensive Income (Loss)	$7.1	$22.2	$(0.4)	$(21.8)	$7.1

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31, 2011
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$206.1	$19.4	$(6.2)	$219.3
Cost of goods sold	—	112.8	14.7	(6.2)	121.3
Gross Profit	—	93.3	4.7	—	98.0

Selling, general and administrative expenses	—	60.4	3.1	—	63.5
Amortization of intangible assets	—	3.2	—	—	3.2
Operating Profit	—	29.7	1.6	—	31.3

Interest expense	—	11.9	1.1	—	13.0
Other expense (income)	—	3.3	(3.9)	—	(0.6)
Earnings before Income Taxes	—	14.5	4.4	—	18.9
Income tax expense	—	4.8	1.3	—	6.1
Net Earnings	$—	$9.7	$3.1	$—	$12.8
Total Comprehensive Income	$—	$9.7	$3.0	$—	$12.7

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	December 31, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$302.5	$2.6	$5.8	$—	$310.9
Receivable from Ralcorp	—	0.9	—	—	0.9
Receivables, net	—	59.6	12.3	(5.2)	66.7
Inventories	—	92.8	7.3	—	100.1
Deferred income taxes	1.5	—	0.1	—	1.6
Prepaid expenses and other current assets	2.8	6.3	0.5	—	9.6
Total Current Assets	306.8	162.2	26.0	(5.2)	489.8

Property, net	—	345.8	50.5	—	396.3
Goodwill	—	1,363.5	6.6	—	1,370.1
Other intangible assets, net	—	736.6	—	—	736.6
Intercompany receivable	384.3	—	—	(384.3)	—
Investment in subsidiaries	2,097.1	—	—	(2,097.1)	—
Other assets	17.3	2.2	2.5	—	22.0
Total Assets	$2,805.5	$2,610.3	$85.6	$(2,486.6)	$3,014.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$17.5	$—	$—	$—	$17.5
Accounts payable	—	43.7	3.7	(5.2)	42.2
Other current liabilities	30.7	40.2	8.8	—	79.7
Total Current Liabilities	48.2	83.9	12.5	(5.2)	139.4

Long-term debt	1,190.7	—	—	—	1,190.7
Intercompany payable	—	384.2	0.1	(384.3)	—
Deferred income taxes	314.0	—	—	—	314.0
Other liabilities	11.4	108.3	9.8	—	129.5
Total Liabilities	1,564.3	576.4	22.4	(389.5)	1,773.6

Total Stockholders' Equity	1,241.2	2,033.9	63.2	(2,097.1)	1,241.2
Total Liabilities and Stockholders' Equity	$2,805.5	$2,610.3	$85.6	$(2,486.6)	$3,014.8

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$49.7	$2.2	$6.3	$—	$58.2
Receivables, net	—	50.1	11.1	(4.7)	56.5
Inventories	—	71.6	7.0	—	78.6
Deferred income taxes	1.1	—	—	—	1.1
Prepaid expenses and other current assets	9.3	5.4	0.6	—	15.3
Total Current Assets	60.1	129.3	25.0	(4.7)	209.7

Property, net	—	352.5	52.6	—	405.1
Goodwill	—	1,359.9	6.7	—	1,366.6
Other intangible assets, net	—	736.0	—	—	736.0
Intercompany receivable	371.9	—	—	(371.9)	—
Investment in subsidiaries	2,067.2	—	—	(2,067.2)	—
Other assets	13.4	1.4	2.7	(2.6)	14.9
Total Assets	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$15.3	$—	$—	$—	$15.3
Accounts payable	—	49.6	5.1	(4.7)	50.0
Other current liabilities	8.3	44.7	8.1	—	61.1
Total Current Liabilities	23.6	94.3	13.2	(4.7)	126.4

Long-term debt	930.3	—	—	—	930.3
Intercompany payable	—	371.9	—	(371.9)	—
Deferred income taxes	317.5	—	—	(2.6)	314.9
Other liabilities	9.7	109.4	10.1	—	129.2
Total Liabilities	1,281.1	575.6	23.3	(379.2)	1,500.8

Total Stockholders' Equity	1,231.5	2,003.5	63.7	(2,067.2)	1,231.5
Total Liabilities and Stockholders' Equity	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$17.5	$6.3	$(0.2)	$—	$23.6

Cash Flows from Investing Activities
Business acquisitions	—	(9.2)	—	—	(9.2)
Payments for capital expenditures	—	(4.8)	(0.2)	—	(5.0)
Payments for equity contributions	(8.1)	—	—	8.1	—
Net Cash (Used in) Provided by Investing Activities	(8.1)	(14.0)	(0.2)	8.1	(14.2)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	250.0	—	—	—	250.0
Repayments of long-term debt	(2.2)	—	—	—	(2.2)
Payments of debt issuance costs	(4.6)	—	—	—	(4.6)
Excess tax benefit from stock-based compensation arrangements	0.2	—	—	—	0.2
Proceeds from equity contributions	—	8.1	—	(8.1)	—
Net Cash Provided by Financing Activities	243.4	8.1	—	(8.1)	243.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)

Net Increase (Decrease) in Cash and Cash Equivalents	252.8	0.4	(0.5)	—	252.7
Cash and Cash Equivalents, Beginning of Year	49.7	2.2	6.3	—	58.2
Cash and Cash Equivalents, End of Period	$302.5	$2.6	$5.8	$—	$310.9

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31, 2011
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Cash Provided by Operating Activities	$—	$21.1	$5.1	$—	$26.2

Cash Flows from Investing Activities
Payments for capital expenditures	—	(8.9)	(0.2)	—	(9.1)
Net Cash Used by Investing Activities	—	(8.9)	(0.2)	—	(9.1)

Cash Flows from Financing Activities
Change in net investment of Ralcorp	—	(12.2)	(1.6)	—	(13.8)
Changes in intercompany debt	—	—	7.8	—	7.8
Net Cash (Used) Provided by Financing Activities	—	(12.2)	6.2	—	(6.0)
Effect of Exchange Rate Changes on Cash	—	—	0.1	—	0.1

Net Increase in Cash and Cash Equivalents	—	—	11.2	—	11.2
Cash and Cash Equivalents, Beginning of Year	—	—	1.7	—	1.7
Cash and Cash Equivalents, End of Period	$—	$—	$12.9	$—	$12.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2012. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following items:

•	the impact of our separation from Ralcorp Holdings, Inc. (“Ralcorp”) and risks relating to our ability to operate effectively as a stand-alone, publicly traded company, including, without limitation:

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to achieve benefits from our separation;

•	our obligations to indemnify Ralcorp if the separation is taxable under certain circumstances;

•	restrictions on our taking certain actions due to tax rules and covenants with Ralcorp;

•	changes in our cost structure, management, financing and business operations following the separation;

•	the impact of our restated fiscal year 2011 and first quarter 2012 financial statements;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our product market against manufacturers of both branded and private label cereal products and our ability to retain our market position;

•	labor strikes or work stoppages by our employees;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in consumer demand for ready-to-eat cereals;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	legal and regulatory factors, including changes in food safety, advertising and labeling laws and regulations;

•	disruptions or inefficiencies in supply chain;

•	fluctuations in foreign currency exchange rates;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plan;

•	loss of key employees;

•	changes in weather conditions, natural disasters and other events beyond our control; and

•	business disruptions caused by information technology failures.
Business

We are a manufacturer, marketer and distributor of branded ready-to-eat (“RTE”) cereals in the United States and Canada. Our products are manufactured through a flexible production platform located primarily at our four owned facilities and sold through a variety of channels such as grocery stores, mass merchandisers, club stores, and drug stores. Our portfolio of brands includes diverse offerings such as Honey Bunches of Oats, Pebbles, Great Grains, Grape-Nuts, Shredded Wheat, Post Raisin Bran, Golden Crisp, Alpha-Bits and Honeycomb. With the acquisition of substantially all of the assets of Attune Foods, Inc. on December 31, 2012, our portfolio of brands now also includes Attune, Uncle Sam and Erewhon.

Results of Operations
The following discussion compares our summarized operating results for the three months ended December 31, 2012 and 2011.
The following table summarizes operational results for the periods indicated (dollars in millions).

	Three months ended December 31,
	2012	2011

Net Sales	$236.9	$219.3
Operating Profit	30.3	31.3
Net Earnings	7.6	12.8
Net Sales
Percentage volume changes for the three months ended December 31, 2012 relative to comparable amounts for the prior year period were as follows:

Three months ended December 31, 2012
Honey Bunches of Oats	3%
Pebbles	5%
Other	9%
Total	6%

Net sales for the three months ended December 31, 2012 increased $17.6 million or 8% compared to prior year. This increase was primarily driven by a 6% improvement in overall volumes and a 2% increase in average net selling prices. For the three months ended December 31, 2012 the improved volumes were primarily driven by increases from our Honey Bunches of Oats, Grape Nuts and Pebbles brands which increased 3%, 15% and 5%, respectively and volumes from co-manufactured products and for our recently introduced Good Morenings brand products. The increase in average net selling prices was primarily the result of lower trade and promotion spending only partially offset by higher slotting fees resulting from a higher level of new product introductions in the current year. We expect slotting fees to be higher for all of fiscal 2013 as we execute our innovation and renovation strategy.

Margins

	Three months ended December 31,
	2012	2011
	(% of net sales)
Gross Profit	44.6%	44.7%
Selling, General and Administrative Expenses	30.4%	29.0%
Operating Profit	12.8%	14.3%
Gross profit margins decreased by 0.1 percentage points in 2012 compared to 2011. Gross profit margin declines were driven by $5.9 million of higher raw material costs (primarily grains, fruit and packaging). These cost increases were partially offset by $3.9 million of favorable manufacturing costs due to favorable fixed cost absorption on higher production volumes and product mix. Production volumes were higher to support increased sales volumes but also for production to support a build-up of inventory as a contingency against a potential work stoppage at our Battle Creek manufacturing facility. We were able to successfully renew our collective bargaining agreement for the Battle Creek facility without a work stoppage, accordingly in future periods we plan to lower production levels to gradually work through the excess inventory on hand as of December 31, 2012. We expect this process to unfavorably impact our fixed cost absorption in future periods.
Selling, general and administrative expenses (“SG&A”) as a percentage of net sales increased 1.4 percentage points. The increase was driven by incremental holding company costs incurred in the first quarter of fiscal 2013 to support Post as an independent publicly traded company and higher operating company overhead for the new direct sales force implemented in the second half of fiscal 2012 partially offset by lower warehousing and broker expense. Holding company SG&A during the first quarter of fiscal 2013 included a $1.5 million mark to market expense related to the increase in non-employee director deferred compensation liabilities assumed in our spin-off from Ralcorp which are based on the underlying value of shares of Ralcorp common stock.
Operating profit as a percentage of net sales decreased to 12.8% from 14.3%. This decrease was primarily driven by margin compression in the current year due to increases in SG&A as previously described.
Interest Expense
Interest expense was $19.2 million for the three months ended December 31, 2012, compared to $13.0 million for the three months ended December 31, 2011. The increase is driven primarily by the increase in outstanding debt through the issuance of $1,025.0 million of Senior Notes and a $175.0 million term loan. Prior year interest expense was related to debt obligations of Ralcorp which were assumed from Kraft in the August 2008 acquisition of Post. These debt obligations were settled at the time of our separation from Ralcorp.
Income Taxes
Income tax expense was $3.5 million, which represents an effective income tax rate of 31.5%, for the three months ended December 31, 2012, compared to expense of $6.1 million and an effective income tax rate of 32.3%, for the three months ended December 31, 2011.
The effective tax rate for both periods is favorably impacted, as compared to statutory tax rates, by the effects of the Domestic Production Activities Deduction (“DPAD”). The DPAD is a U.S. federal deduction of a percentage of taxable income from domestic manufacturing. The amount of the DPAD is affected not only by pre-tax book income, but also temporary differences in the timing and amounts of certain tax deductions including depreciation of property and post retirement benefits. The effective tax rate for both periods is also impacted by the relative amounts of domestic and foreign pretax income as the statutory income tax rates are lower in Canada compared to the statutory rates in the U.S.
Liquidity and Capital Resources
Historically, we have generated and expect to continue to generate positive cash flows from operations, supported by favorable operating income margins. We believe our cash flows from operations and our current and future credit facilities will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. There can be no assurance that we would be able to obtain additional financing on terms acceptable to us or at all.

Short-term financing needs primarily consist of working capital requirements, interest payments and required repayments of the term loan facility. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity.
The following tables show recent cash flow data, which is discussed below (dollars in millions).

	Three months ended December 31,
	2012	2011
Cash provided by operating activities	$23.6	$26.2
Cash used by investing activities	(14.2)	(9.1)
Cash provided (used) by financing activities	243.4	(6.0)
Effect of exchange rate changes on cash	(0.1)	0.1
Net increase in cash and cash equivalents	$252.7	$11.2
Cash provided by operating activities for the three months ended December 31, 2012 decreased $2.6 million compared to the prior year period. The decrease includes incremental cash of $15.0 million provided by the premium received on the issuance of our senior notes. After reducing current year operating cash flows for this item, the decrease from the prior year period was $17.6 million. This decrease was primarily driven by lower net earnings and $16.1 million of unfavorable working capital changes during the three months ended December 31, 2012 when compared to working capital changes in fiscal 2011, primarily driven by the timing of collections on trade receivables and increased inventory levels as a contingency against potential production stoppages.
Cash used in investing activities for the three months ended December 31, 2012 increased $5.1 million compared to the prior year period. The increase was driven primarily by a business acquisition for $9.2 million. This increase was partially offset by lower capital expenditures in the current year. The prior year capital expenditures included the purchase of our corporate office building and related furniture and fixtures.
Cash provided by financing activities was $243.4 million for the three months ended December 31, 2012 compared to a use of cash of $6.0 million in the prior year period. The increase is primarily driven by the issuance of additional debt of $250.0 million partially offset by payment of related debt issuance costs and required repayments of our term loan during the first quarter of fiscal 2013.
Debt Covenants
Under the terms of our senior secured credit facility, as amended, we are required to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of December 31, 2012, we were in compliance with all such financial covenants.
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
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the SEC on December 13, 2012. There have been no significant changes to our critical accounting policies and estimates since September 30, 2012. As discussed in greater detail in our Annual Report on Form 10-K for the year ended September 30, 2012, we incurred impairment losses related to goodwill and certain of our indefinite lived trademarks during fiscal years 2011 and 2010. While we incurred no impairment losses during fiscal 2012, the estimated fair values for two of our trademarks only slightly exceeded their respective carrying values as of September 30, 2012. During the first quarter of 2013 there have been no changes in our long-term expectations for these trademarks, however, we will continue to monitor our actual performance against our long-range estimates. Future unfavorable changes in our assumptions affecting the valuation of these trademarks would likely result in an impairment, which could be material to our financial statements.

Recently Issued Accounting Standards
See Note 2 of “Notes to Condensed Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2012, we have indebtedness at par value of $1,025.0 million of senior notes (the “Notes”) and our senior secured credit facility, as amended, (the “Credit Facility”) for $350.0 million which consists of a $175.0 million term loan, of which $168.4 million is outstanding at December 31, 2012, and an unfunded revolving credit facility with $174.5 million of available capacity after consideration of $0.5 million of letters of credit outstanding.
The Notes bear fixed rate interest of 7.375% per annum. Interest payments on the Notes are due semi-annually each February 15 and August 15. The maturity date of the Notes is February 15, 2022.
Borrowings under the Credit Facility bear interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for Base Rate-based loans, depending upon the Company's consolidated leverage ratio. Accordingly, borrowings under the Credit Facility are subject to an element of market risk from changes in interest rates. At December 31, 2012, the weighted average interest rate on borrowings under the Credit Facility was 2.22%.
There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, as filed with the SEC on December 13, 2012.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on December 13, 2012, as of and for the year ended September 30, 2012.

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

2.4	Contribution Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.4 to the Company’s Form 8-K filed on February 8, 2012)
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 2, 2012)
3.3	Amendment to Certificate of Designations for Series A Junior Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on January 22, 2013)
4.1
Amendment to Shareholder Protection Rights Agreement with Computershare Trust Company, N.A., as rights agent, dated January 16, 2013 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 17, 2013)

4.2
Indenture dated as of February 3, 2012 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

4.3
Registration Rights Agreement dated as of February 3, 2012, by and among the Company, Post Foods, LLC, and Barclays Capital Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 8, 2012)

4.4
Registration Rights Agreement dated as of October 25, 2012, by and among the Company, Post Foods, LLC, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on October 25, 2012)

10.27
Fourth Amendment to Credit Agreement dated as of October 19, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by referenced to Exhibit 10.1 to the Company's Form 8-K filed on October 22, 2012)

31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2013
31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2013
32.1	Certification of William P. Stiritz and Robert V. Vitale, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2013
101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	February 7, 2013	By:	/s/ Robert V. Vitale
Robert V. Vitale
Chief Financial Officer