Form 10-Q
period 2013-03-31
Post Holdings, Inc.
filed 2013-05-13
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Common stock, $0.01 Par Value – 32,671,157 shares as of May 8, 2013

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012

Net Sales	$248.2	$250.5	$485.1	$469.8
Cost of goods sold	145.7	139.5	276.9	260.8
Gross Profit	102.5	111.0	208.2	209.0

Selling, general and administrative expenses	70.1	74.2	142.2	137.7
Amortization of intangible assets	3.2	3.1	6.4	6.3
Other operating expenses, net	0.3	0.5	0.4	0.5
Operating Profit	28.9	33.2	59.2	64.5

Interest expense	21.6	15.1	40.8	28.1
Other income	—	(1.0)	—	(1.6)
Earnings before Income Taxes	7.3	19.1	18.4	38.0
Income tax provision	2.2	8.6	5.7	14.7
Net Earnings	5.1	10.5	12.7	23.3
Preferred stock dividends	(0.8)	—	(0.8)	—
Net Earnings Available to Common Stockholders	$4.3	$10.5	$11.9	$23.3

Earnings per Common Share:
Basic	$0.13	$0.31	$0.36	$0.68
Diluted	$0.13	$0.30	$0.36	$0.68

Weighted-Average Common Shares Outstanding:
Basic	32.65	34.30	32.62	34.30
Diluted	32.90	34.50	32.80	34.50

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012

Net Earnings	$5.1	$10.5	$12.7	$23.3
Pension and postretirement benefit adjustments, net of tax expense (benefit) of $0.1, ($4.3), $0.3, and ($4.3), respectively	0.3	(7.2)	0.6	(7.2)
Foreign currency translation adjustments	(1.3)	(1.1)	(2.1)	(1.2)
Total Comprehensive Income	$4.1	$2.2	$11.2	$14.9

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2013	September 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$365.4	$58.2
Receivables, net	74.3	56.5
Inventories	97.3	78.6
Prepaid expenses and other current assets	20.6	16.4
Total Current Assets	557.6	209.7

Property, net	388.0	405.1
Goodwill	1,370.0	1,366.6
Other intangible assets, net	733.4	736.0
Other assets	25.6	14.9
Total Assets	$3,074.6	$2,732.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$—	$15.3
Accounts payable	57.6	50.0
Other current liabilities	53.2	61.1
Total Current Liabilities	110.8	126.4

Long-term debt	1,039.5	930.3
Deferred income taxes	310.1	314.9
Other liabilities	131.9	129.2
Total Liabilities	1,592.3	1,500.8

Stockholders' Equity
Preferred stock	—	—
Common stock	0.3	0.3
Additional paid-in capital	1,512.2	1,272.6
Retained earnings	49.3	36.6
Accumulated other comprehensive loss	(26.1)	(24.6)
Treasury stock, at cost	(53.4)	(53.4)
Total Stockholders' Equity	1,482.3	1,231.5
Total Liabilities and Stockholders' Equity	$3,074.6	$2,732.3

 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six months ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net earnings	$12.7	$23.3
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	32.4	30.9
Premium from issuance of long-term debt	15.0	—
Stock-based compensation expense	5.4	1.2
Deferred income taxes	(9.1)	7.3
Other, net	(2.3)	0.2
Other changes in current assets and liabilities, net of business acquisitions:
Increase in receivables, net	(13.5)	(51.2)
(Increase) decrease in receivable from Ralcorp	(4.0)	35.3
Increase in inventories	(16.4)	(4.2)
(Increase) decrease in prepaid expenses and other current assets	(3.2)	0.3
Increase in accounts payable and other current and non-current liabilities	1.6	34.0
Net Cash Provided by Operating Activities	18.6	77.1

Cash Flows from Investing Activities
Business acquisitions	(9.2)	—
Capital expenditures	(11.0)	(15.8)
Net Cash Used by Investing Activities	(20.2)	(15.8)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	250.0	775.0
Proceeds from issuance of preferred stock, net of issuance costs	234.1	—
Proceeds from issuance of term loan	—	175.0
Payment to Ralcorp	—	(900.0)
Repayments of long-term debt	(170.6)	—
Change in net investment of Ralcorp	—	(39.4)
Payments of debt issuance costs	(4.6)	(17.7)
Changes in intercompany debt	—	7.8
Excess tax benefit from stock-based compensation arrangements	0.2	—
Net Cash Provided by Financing Activities	309.1	0.7
Effect of Exchange Rate Changes on Cash	(0.3)	0.4

Net Increase in Cash and Cash Equivalents	307.2	62.4
Cash and Cash Equivalents, Beginning of Year	58.2	1.7
Cash and Cash Equivalents, End of Period	$365.4	$64.1

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
Note 1 — Background
Post Holdings, Inc. (“Post” or the “Company”) is a manufacturer, marketer and distributor of branded ready-to-eat cereals in the United States and Canada. Post’s products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores and the foodservice channel in North America. The Company's products are primarily manufactured at four facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; and Niagara Falls, Ontario.
On February 3, 2012, Post completed its legal separation via a tax free spin-off (the “Spin-Off”) from Ralcorp Holdings, Inc., which was acquired by ConAgra Foods, Inc. on January 29, 2013 (“Ralcorp”) . On February 6, 2012, Post began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company.
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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of its financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.
Prior to the Spin-Off, Post's operations consisted of the Branded Cereals Business of Ralcorp. As such, the financial information prior to the Spin-Off may not necessarily reflect Post's financial position, results of operations, comprehensive income and cash flows had Post been an independent, publicly-traded company for the entirety of the three and six months ended March 31, 2012, as presented herein.
For periods prior to the Spin-Off, these unaudited condensed consolidated financial statements include allocations of certain Ralcorp corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Post if it had operated as an independent, publicly-traded company. These allocated expenses relate to various services that were provided to Post by Ralcorp, including, but not limited to, cash management and other treasury services, administrative services (such as tax, employee benefit administration, risk management, internal audit, accounting and human resources) and stock-based compensation plan administration. See Note 15 for further information on services that Ralcorp continues to provide to the Company.
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

Revision
In the preparation of the financial statements for the year ended September 30, 2012, the Company identified errors within the statements of cash flows for the six months ended March 31, 2012. The Company concluded the errors were not material to the previously reported interim financial statements. Accordingly, the Company has revised its 2012 comparative statements of cash flows included herein. The revisions are required to correct errors in the calculation of adjustments to the statements of cash flows that related to the Company's separation from Ralcorp on February 3, 2012. The impact of the revision was to increase net cash flows from operations and decrease net cash flows from financing activities by $10.0. The six month net cash flow from operations changed from $67.1 to $77.1.  The net cash flow from financing activities for the six months changed from $10.7 to $0.7. The errors did not impact the consolidated statements of operations and comprehensive income/(loss) for the three and six months ended March 31, 2012.
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
On February 5, 2013, the FASB issued ASU 2013-02, "Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income," which requires additional disclosure of amounts recorded in Accumulated Other Comprehensive Income and amounts that are reclassified from Accumulated Other Comprehensive Income. This update is effective for fiscal years beginning after December 15, 2012 (i.e., Post's financial statements for the year ending September 30, 2014), and interim periods within those annual periods. The adoption of this update is not expected to have a material effect on Post's financial position, results of operations or cash flows.
Note 3 — Business Combinations
On December 31, 2012, Post Foods, LLC, a subsidiary of the Company, purchased substantially all of the assets of Attune Foods, Inc. (“Attune”), a manufacturer and marketer of branded premium healthy and organic cereals and snacks headquartered in San Francisco, California, for approximately $9.2.
Based upon the Company's valuation, the following reflects the fair value of assets acquired and liabilities assumed in the transaction:

Receivables	$0.5
Inventories	2.6
Prepaid expenses and other current assets	0.1
Property	0.1
Goodwill	3.6
Other intangible assets	3.8
Accounts payable	(1.3)
Other current liabilities	(0.2)
Total acquisition cost	$9.2

Note 4 — Goodwill
The changes in the carrying amount of goodwill are noted in the following table.

Balance, September 30, 2012	$1,366.6
Acquisition of Attune Foods, Inc.	3.6
Currency translation adjustment	(0.2)
Balance, March 31, 2013	$1,370.0

As discussed in Note 3, on December 31, 2012, the Company closed on an asset purchase agreement to acquire substantially all of the assets of Attune. Based upon the purchase price allocation the Company has recorded $3.6 of goodwill related to the acquisition.
Note 5 — Intangible Assets, net
Total intangible assets are as follows:

	March 31, 2013			September 30, 2012
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$156.6	$(36.0)	$120.6	$153.9	$(32.1)	$121.8
Trademarks/brands	92.1	(22.9)	69.2	91.0	(20.4)	70.6
	$248.7	$(58.9)	$189.8	$244.9	$(52.5)	$192.4
Not subject to amortization:
Trademarks/brands	543.6	—	543.6	543.6	—	543.6
	$792.3	$(58.9)	$733.4	$788.5	$(52.5)	$736.0
Based upon the purchase price allocation for the Attune acquisition, the Company has recorded $2.7 and $1.1 of customer relationships and trademarks/brands, respectively. See Note 3 for further discussion.
Note 6 – Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the "treasury stock" method. The impact of potentially dilutive convertible preferred stock is calculated using the "if-converted" method. For the three and six months ended March 31, 2012, the computation of basic and diluted earnings per common share is calculated assuming the number of shares of Post common stock outstanding on February 3, 2012 had been outstanding at the beginning of the period.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net earnings	$5.1	$10.5	$12.7	$23.3
Preferred stock dividends	(0.8)	—	(0.8)	—
Net earnings available to common stockholders	$4.3	$10.5	$11.9	$23.3

Weighted-average shares for basic earnings per share	32.65	34.30	32.62	34.30
Effect of dilutive securities:
Stock options	0.03	—	—	—
Stock appreciation rights	0.10	0.10	0.09	0.10
Restricted stock units	0.12	0.10	0.09	0.10
Total dilutive securities	0.25	0.20	0.18	0.20
Weighted-average shares for diluted earnings per share	32.90	34.50	32.80	34.50

Basic earnings per common share	$0.13	$0.31	$0.36	$0.68
Diluted earnings per common share	$0.13	$0.30	$0.36	$0.68
For the three and six months ended March 31, 2013, weighted-average shares for diluted earnings per common share excludes 0.6 million and 2.2 million equity awards, respectively and 5.1 million shares related to the potential conversion of the Company's convertible preferred stock, see Note 11, for both the three and six months ended March 31, 2013 as they were anti-dilutive.

Note 7 — Supplemental Operations Statement Information

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Advertising and promotion expenses	$27.4	$35.9	$58.0	$67.2
Repair and maintenance expenses	11.1	9.8	20.4	18.7
Note 8 — Supplemental Balance Sheet Information

	March 31, 2013	September 30, 2012
Receivables, net
Trade	$69.4	$55.3
Other	5.2	1.5
	74.6	56.8
Allowance for doubtful accounts	(0.3)	(0.3)
	$74.3	$56.5
Inventories
Raw materials and supplies	$20.3	$18.2
Finished products	77.0	60.4
	$97.3	$78.6
Property, net
Land	$13.0	$13.0
Buildings and leasehold improvements	138.7	135.3
Machinery and equipment	417.5	410.3
Software	22.9	21.9
Construction in progress	14.1	19.0
	606.2	599.5
Accumulated depreciation	(218.2)	(194.4)
	$388.0	$405.1
Accounts Payable
Trade	$52.5	$41.3
Other items	5.1	8.7
	$57.6	$50.0
Other Current Liabilities
Advertising and promotion	$8.3	$20.4
Accrued interest	9.7	7.4
Compensation	12.0	13.8
Miscellaneous accrued taxes	4.7	3.9
Deferred revenue	12.6	10.2
Other	5.9	5.4
	$53.2	$61.1
Other Liabilities
Pension and other postretirement benefit obligations	$115.1	$116.5
Deferred compensation	12.4	8.6
Other	4.4	4.1
	$131.9	$129.2
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

Prior to the Spin-Off, Post participated in Ralcorp's derivative instrument program which consisted of commodity contracts (options, futures, and swaps) on raw material and fuel purchases. Prior to the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program. Derivative instrument gains and losses are included in “cost of goods sold” for all periods presented.
The Company maintains options and futures contracts which have been designated as economic hedges of raw materials and fuel purchases. The following table presents the balance sheet location and fair value of the Company's derivative instruments.

		Fair Value
Derivative Instrument	Balance Sheet Location	March 31, 2013	September 30, 2012
Commodity contracts	Prepaid expenses and other current assets	$0.1	$1.3
Natural gas futures	Prepaid expenses and other current assets	0.3	0.3
		$0.4	$1.6
The following table presents the loss from derivative instruments that were not designated as hedging instruments which were recorded on the Company's Statement of Operations.

		Amount of (Gain)/Loss Recognized in Earnings
		Three months ended March 31,		Six months ended March 31,
Derivative Instrument	Location of (Gain)/Loss Recognized in Earnings	2013	2012	2013	2012
Participation in Ralcorp's derivative program	Cost of goods sold	$—	$(0.1)	$—	$2.0
Commodity contracts	Cost of goods sold	0.3	—	0.8	—
Natural gas futures	Cost of goods sold	(0.2)	—	—	—
Note 10 — Fair Value Measurements
The following table represents Post's assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	March 31, 2013			September 30, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
Deferred compensation investment	$7.6	$7.6	$—	$1.4	$1.4	$—
Derivative instruments	0.4	—	0.4	1.6	—	1.6
Deferred compensation liabilities	12.4	—	12.4	8.6	—	8.6
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
The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The fair value of long-term debt as of March 31, 2013 (see Note 12) is approximately $1,121.1 based on quoted market prices for the Company's senior notes.
Note 11 - Preferred Stock
In February 2013, the Company authorized and issued 2.4 million shares of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Company received net proceeds of $234.1 after paying offering related fees and expenses of $7.4. The preferred stock has a $0.01 par value and a $100.00 liquidation value. The preferred stock earns cumulative dividends at a rate 3.75% per annum payable quarterly on February 15, May 15, August 15 and November 15, beginning on May 15, 2013. The preferred stock is non-voting and ranks senior to our outstanding common stock upon the Company's dissolution or liquidation. The preferred stock has no maturity date; however, holders of the preferred stock may convert their preferred stock at an initial conversion rate of 2.1192 shares of the Company's common stock per share of convertible preferred stock, which is equivalent to a conversion price of $47.19 per share of common stock. Additionally, on or after February 15, 2018, the Company will have the option to redeem some or all the preferred stock at a redemption price equal to 100% of the liquidation preference per share, plus accrued and unpaid dividends if the closing sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.

Note 12 - Long Term Debt
Long-term debt as of the dates indicated consists of the following:

	March 31, 2013	September 30, 2012
7.375% Senior Notes maturing February 2022, including net premium (1)	$1,039.5	$775.0
Term Loan maturing 2017	—	170.6
Revolving Credit Facility (2)	—	—
	$1,039.5	$945.6
Less: Current Portion	—	(15.3)
Total long-term debt	$1,039.5	$930.3
(1) - On October 25, 2012, the Company issued an incremental $250.0 principal value of its 7.375% Senior Notes at 106% of par value
(2) - The revolving credit facility has an outstanding letter of credit of $1.1 which reduces available borrowing capacity to $173.9 as of March 31, 2013.
As of March 31, 2013, the Company has $1,039.5 outstanding of its 7.375% senior notes (the “Notes”) due in 2022 which includes an unamortized premium of $14.5. The premium is amortized as a reduction to interest expense over the term of the Notes.The Notes were issued pursuant to an indenture among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee. Interest payments on the Notes are due semi-annually each February 15 and August 15. The maturity date of the Notes is February 15, 2022.
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). As of March 31, 2013, our only domestic subsidiary (and therefore the only subsidiary guarantor) was Post Foods, LLC. Our foreign subsidiaries do not guarantee the notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
The Company maintains a senior secured credit facility, as amended, (the “Credit Facility”) which provides for (i) a revolving credit facility with $175.0 of borrowing capacity and (ii) a term loan facility. On February 28, 2013, the Company paid the remaining principal and accrued interest on the term loan facility using the proceeds from our preferred stock issuance, see Note 11. As of March 31, 2013, the Company has no principal obligations due under Credit Facility whose term expires on February 3, 2017.
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
Note 13 — Pension and Other Postretirement Benefits
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
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$1.0	$0.9	$2.1	$2.0
Interest cost	0.4	0.4	0.8	0.7
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.9)
Recognized net actuarial loss	0.3	0.1	0.5	0.3
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit cost	$1.4	$1.1	$2.8	$2.3

	Other Benefits
	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$0.6	$0.6	$1.2	$1.2
Interest cost	1.0	1.1	2.0	2.2
Recognized net actuarial loss	0.5	0.2	0.9	0.5
Recognized prior service credit	(0.3)	(0.3)	(0.6)	(0.6)
Net periodic benefit cost	$1.8	$1.6	$3.5	$3.3

Note 14 — Stock-Based Compensation
Total compensation cost for stock-based compensation awards recognized during the three and six months ended March 31, 2013 and 2012 was $3.3, $0.8, $6.1 and $1.6, respectively.
The following table presents information related to the Company's stock-based compensation programs for the six months ended March 31, 2013 (stock based awards presented in whole shares).

	Stock Options	Restricted Stock Units	Cash Settled Restricted Stock Units	Stock Settled Stock Appreciation Rights	Cash Settled Stock Appreciation Rights
Outstanding at September 30, 2012	1,820,000	362,500	76,750	356,243	31,735
Granted	300,000	57,000	10,000	35,000	—
Exercised or delivered	—	—	—	(57,653)	—
Forfeited or canceled	—	—	(4,000)	(6,348)	(9,521)
Outstanding at March 31, 2013	2,120,000	419,500	82,750	327,242	22,214
Stock options granted during the six months ended March 31, 2013 had an aggregate grant date fair value of $3.5. Restricted stock units granted during the six months ended March 31, 2013 had an aggregate grant date fair value of $1.9. The grant date fair value of both the stock options and restricted stock units is expected to be recognized over a weighted-average period of 5.7 years. Cash settled restricted stock units granted during the six months ended March 31, 2013 had an aggregate grant date fair value of $0.3. The expense related to these awards, which is expected to be recognized over a weighted-average period of 3.0 years, will be adjusted each reporting period based on the period end fair value of the awards. During the six months ended March 31, 2013, the Company issued stock settled stock appreciation rights to non-management members of the board of directors. These awards had a grant date fair value of $0.4 which was expensed upon issuance due to vesting provisions of these awards.
Note 15 — Transactions with Former Owner
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
For periods prior to the Spin-Off, costs and expenses in the accompanying condensed consolidated statements of operations represent direct and allocated costs and expenses related to Post. Costs for certain functions and services performed by centralized Ralcorp organizations were allocated to Post based upon reasonable activity bases (generally volume, revenues, net assets or a combination as compared to the total of Ralcorp and Post amounts) or other reasonable methods. The condensed consolidated statements of operations include expense allocations for certain manufacturing, shipping, distribution and administration costs including information systems, procurement, accounting shared services, legal, tax, human resources, payroll, credit and accounts receivable, customer service and cash management. For the three and six months ended March 31, 2012, total allocated costs were $0.8 and $4.6, respectively, which were reported in “selling, general and administrative expenses.” After the Spin-Off, costs for services provided by Ralcorp are based on agreed upon fees contained in the TSA. TSA charges were $1.5, $2.2, $3.1, and $2.2 for the three and six months ended March 31, 2013 and 2012, respectively, and were reported in “selling, general and administrative expenses.”
Post produces certain products for sale to Ralcorp. For periods prior to the Spin-Off, the amounts related to these transactions have been included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions which were consistent with prices of similar arm's-length transactions. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA with Ralcorp. Net sales related to those transactions was $3.5, $3.4, $7.5 and $8.4 in the three and six months ended March 31, 2013 and 2012, respectively.
In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $2.4, $5.3, $5.2 and $8.0 during the three and six months ended March 31, 2013 and 2012, respectively. The costs incurred were primarily related to professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the TSA. These costs were reported as a component of “Selling, general and administrative expenses.” See Note 1 for additional information on the Spin-Off. As of March 31, 2013, the Company has a $3.7 net receivable related to the net transactions from these agreements.
Note 16 — Information About Geographic Areas and Major Customers
Products sold can be grouped into three primary categories of cereals: balanced, sweetened and unsweetened. Net sales by category are shown in the following table.

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Balanced	$150.7	$149.3	$292.3	$277.0
Sweetened	61.2	63.3	120.7	119.6
Unsweetened	36.3	37.9	72.1	73.2
	$248.2	$250.5	$485.1	$469.8
Post's external revenues were primarily generated by sales within the United States; foreign (primarily Canadian) sales were approximately 12% and 14% of total net sales for the three and six months ended March 31, 2013, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
As of March 31, 2013, the majority of Post's tangible long-lived assets were located in the United States; the remainder is located in Canada and has a net carrying value of approximately $48.5.
During the three and six months ended March 31, 2013 and 2012, one customer accounted for $49.6, $52.0, $105.0 and $99.8, respectively, or approximately 20%, 21%, 22% and 21% respectively, of total net sales.
Note 17 — Condensed Financial Statements of Guarantors
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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$236.7	$16.1	$(4.6)	$248.2
Cost of goods sold	—	137.2	13.1	(4.6)	145.7
Gross Profit	—	99.5	3.0	—	102.5

Selling, general and administrative expenses	2.7	63.1	4.3	—	70.1
Amortization of intangible assets	—	3.2	—	—	3.2
Other operating expenses, net	—	0.3	—	—	0.3
Operating (Loss) Profit	(2.7)	32.9	(1.3)	—	28.9

Interest expense	21.6	—	—	—	21.6
(Loss) Earnings before Income Taxes	(24.3)	32.9	(1.3)	—	7.3
Income tax (benefit) expense	(7.7)	10.3	(0.4)		2.2
Net (Loss) Earnings before Equity in Subsidiaries	(16.6)	22.6	(0.9)	—	5.1
Equity earnings in subsidiary	21.7	—	—	(21.7)	—
Net Earnings	$5.1	$22.6	$(0.9)	$(21.7)	$5.1
Total Comprehensive Income (Loss)	$4.1	$22.9	$(2.2)	$(20.7)	$4.1

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	—	237.5	15.8	(2.8)	250.5
Cost of goods sold	—	130.3	12.0	(2.8)	139.5
Gross Profit	—	107.2	3.8	—	111.0

Selling, general and administrative expenses	1.7	67.0	5.5	—	74.2
Amortization of intangible assets	—	3.1	—	—	3.1
Other operating expenses, net	—	0.5	—	—	0.5
Operating Profit	(1.7)	36.6	(1.7)	—	33.2

Interest expense	10.4	4.3	0.4	—	15.1
Other expense (income)	—	—	(1.0)	—	(1.0)
(Loss) Earnings before Income Taxes	(12.1)	32.3	(1.1)	—	19.1
Income tax expense	(4.6)	13.6	(0.4)	—	8.6
Net (Loss) Earnings before Equity in Subsidiaries	(7.5)	18.7	(0.7)	—	10.5
Equity earnings in subsidiary	17.5	—	—	(17.5)	—
Net Earnings	10.0	18.7	(0.7)	(17.5)	10.5
Total Comprehensive Income	9.8	11.5	(1.8)	(17.3)	2.2

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended March 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$460.0	$37.0	$(11.9)	$485.1
Cost of goods sold	—	259.4	29.4	(11.9)	276.9
Gross Profit	—	200.6	7.6	—	208.2

Selling, general and administrative expenses	5.2	128.5	8.5	—	142.2
Amortization of intangible assets	—	6.4	—	—	6.4
Other operating expenses, net	—	0.4	—	—	0.4
Operating (Loss) Profit	(5.2)	65.3	(0.9)	—	59.2

Interest expense	40.8	—	—	—	40.8
(Loss) Earnings before Income Taxes	(46.0)	65.3	(0.9)	—	18.4
Income tax (benefit) expense	(14.7)	20.7	(0.3)	—	5.7
Net (Loss) Earnings before Equity in Subsidiaries	(31.3)	44.6	(0.6)	—	12.7
Equity earnings in subsidiary	44.0	—	—	(44.0)	—
Net Earnings	$12.7	$44.6	$(0.6)	$(44.0)	$12.7
Total Comprehensive Income (Loss)	$11.2	$45.1	$(2.6)	$(42.5)	$11.2

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended March 31, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	—	443.6	35.2	(9.0)	$469.8
Cost of goods sold	—	243.1	26.7	(9.0)	260.8
Gross Profit	—	200.5	8.5	—	209.0

Selling, general and administrative expenses	1.7	127.4	8.6	—	137.7
Amortization of intangible assets	—	6.3	—	—	6.3
Other operating expenses, net	—	0.5	—	—	0.5
Operating (Loss) Profit	(1.7)	66.3	(0.1)	—	64.5

Interest expense	10.4	16.2	1.5	—	28.1
Other expense (income)	—	3.3	(4.9)	—	(1.6)
(Loss) Earnings before Income Taxes	(12.1)	46.8	3.3	—	38.0
Income tax (benefit) expense	(4.6)	18.4	0.9	—	14.7
Net (Loss) Earnings before Equity in Subsidiaries	(7.5)	28.4	2.4	—	23.3
Equity earnings in subsidiary	17.5	—	—	(17.5)	—
Net Earnings	$10.0	$28.4	$2.4	$(17.5)	$23.3
Total Comprehensive Income (Loss)	$9.8	$21.2	$1.2	$(17.3)	$14.9

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	March 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$358.8	$0.6	$6.6	$(0.6)	$365.4
Receivables, net	—	67.7	11.7	(5.1)	74.3
Inventories	—	89.6	7.7	—	97.3
Prepaid expenses and other current assets	13.2	6.7	0.7	—	20.6
Total Current Assets	372.0	164.6	26.7	(5.7)	557.6

Property, net	—	339.5	48.5	—	388.0
Goodwill	—	1,363.5	6.5	—	1,370.0
Other intangible assets, net	—	733.4	—	—	733.4
Intercompany receivable	394.0	—	—	(394.0)	—
Investment in subsidiaries	2,068.6	—	—	(2,068.6)	—
Other assets	20.6	2.5	2.5	—	25.6
Total Assets	$2,855.2	$2,603.5	$84.2	$(2,468.3)	$3,074.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$—	$59.2	$4.1	$(5.7)	$57.6
Other current liabilities	10.7	33.2	9.3	—	53.2
Total Current Liabilities	10.7	92.4	13.4	(5.7)	110.8

Long-term debt	1,039.5	—	—	—	1,039.5
Intercompany payable	—	393.8	0.2	(394.0)	—
Deferred income taxes	310.1	—	—	—	310.1
Other liabilities	12.6	109.7	9.6	—	131.9
Total Liabilities	1,372.9	595.9	23.2	(399.7)	1,592.3

Total Stockholders' Equity	1,482.3	2,007.6	61.0	(2,068.6)	1,482.3
Total Liabilities and Stockholders' Equity	$2,855.2	$2,603.5	$84.2	$(2,468.3)	$3,074.6

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$49.7	$2.2	$6.3	$—	$58.2
Receivables, net	—	50.1	11.1	(4.7)	56.5
Inventories	—	71.6	7.0	—	78.6
Prepaid expenses and other current assets	10.4	5.4	0.6	—	16.4
Total Current Assets	60.1	129.3	25.0	(4.7)	209.7

Property, net	—	352.5	52.6	—	405.1
Goodwill	—	1,359.9	6.7	—	1,366.6
Other intangible assets, net	—	736.0	—	—	736.0
Intercompany receivable	371.9	—	—	(371.9)	—
Investment in subsidiaries	2,067.2	—	—	(2,067.2)	—
Other assets	13.4	1.4	2.7	(2.6)	14.9
Total Assets	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$15.3	$—	$—	$—	$15.3
Accounts payable	—	49.6	5.1	(4.7)	50.0
Other current liabilities	8.3	44.7	8.1	—	61.1
Total Current Liabilities	23.6	94.3	13.2	(4.7)	126.4

Long-term debt	930.3	—	—	—	930.3
Intercompany payable	—	371.9	—	(371.9)	—
Deferred income taxes	317.5	—	—	(2.6)	314.9
Other liabilities	9.7	109.4	10.1	—	129.2
Total Liabilities	1,281.1	575.6	23.3	(379.2)	1,500.8

Total Stockholders' Equity	1,231.5	2,003.5	63.7	(2,067.2)	1,231.5
Total Liabilities and Stockholders' Equity	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Cash Provided by (Used in) Operating Activities	$—	$58.9	$1.4	$(41.7)	$18.6

Cash Flows from Investing Activities
Business acquisitions	—	(9.2)	—	—	(9.2)
Payments for capital expenditures	—	(10.2)	(0.8)	—	(11.0)
Payments for equity contributions	—	—	—	—	—
Net Cash (Used in) Provided by Investing Activities	—	(19.4)	(0.8)	—	(20.2)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	250.0	—	—	—	250.0
Proceeds from issuance of Preferred Stock	234.1	—	—	—	234.1
Repayments of long-term debt	(170.6)	—	—	—	(170.6)
Payments of debt issuance costs	(4.6)	—	—	—	(4.6)
Excess tax benefit from stock-based compensation arrangements	0.2	—	—	—	0.2
Payments for equity distributions	—	(41.1)	—	41.1	—
Net Cash Provided (Used) by Financing Activities	309.1	(41.1)	—	41.1	309.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)

Net Increase (Decrease) in Cash and Cash Equivalents	309.1	(1.6)	0.3	(0.6)	307.2
Cash and Cash Equivalents, Beginning of Year	49.7	2.2	6.3	—	58.2
Cash and Cash Equivalents, End of Period	$358.8	$0.6	$6.6	$(0.6)	$365.4

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Cash Provided by Operating Activities	$15.4	$67.9	$10.9	$(17.1)	$77.1

Cash Flows from Investing Activities
Payments for capital expenditures	—	(15.1)	(0.7)	—	(15.8)
Payments for equity distributions	11.0	—	—	(11.0)	—
Net Cash Used by Investing Activities	11.0	(15.1)	(0.7)	(11.0)	(15.8)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	775.0	—	—	—	775.0
Proceeds from issuance of term loan	175.0	—	—	—	175.0
Payment to Ralcorp	(900.0)	—	—	—	(900.0)
Change in net investment of Ralcorp	—	(21.3)	(18.1)	—	(39.4)
Payments of debt issuance costs	(17.7)	—	—	—	(17.7)
Proceeds from repayment of notes receivable from Ralcorp	—	—	7.8	—	7.8
Payments for equity distributions	—	(28.1)	—	28.1	—
Net Cash Provided (Used) by Financing Activities	32.3	(49.4)	(10.3)	28.1	0.7
Effect of Exchange Rate Changes on Cash	—	—	0.4	—	0.4

Net Increase in Cash and Cash Equivalents	58.7	3.4	0.3	—	62.4
Cash and Cash Equivalents, Beginning of Year	—	—	1.7	—	1.7
Cash and Cash Equivalents, End of Period	$58.7	$3.4	$2.0	$—	$64.1

Note 18 — Subsequent Event
On April 4, 2013, the Company announced management's decision to close its plant located in Modesto, California. The Modesto plant has approximately 140 employees. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014.
On April 24, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.8125 per share, representing a pro-rata payment for the partial dividend period from the issue date of February 26, 2013 to May 14, 2013, on the Company's 3.75% Series B Cumulative Perpetual Convertible Preferred Stock.  The dividend will be paid on May 15, 2013 to preferred shareholders as of record date May 1, 2013.
On May 9, 2013, the Company announced that it had signed a definitive agreement to acquire the branded and private label cereal, granola and snacks business of Hearthside Food Solutions for $158.0, subject to a working capital adjustment. The Company anticipates completing the all cash transaction by June 2013, subject to certain limited closing conditions including the expiration of waiting periods required under antitrust laws and the receipt of necessary third party consents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2012. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following items:

•	the impact of our separation from Ralcorp Holdings, Inc. (“Ralcorp”) and risks relating to our ability to operate effectively as a stand-alone, publicly traded company, including, without limitation:

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to effectively migrate to our own information technology systems, currently planned for summer 2013;

•	our ability to achieve benefits from our separation;

•	our obligations to indemnify Ralcorp if the separation is taxable under certain circumstances;

•	restrictions on our taking certain actions due to tax rules and covenants with Ralcorp;

•	changes in our cost structure, management, financing and business operations;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	consolidations among the consumer goods, retail grocery and foodservice industries;

•	our ability to continue to compete in our product market against manufacturers of both branded and private label cereal products and our ability to retain our market position;

•	our ability to recognize the expected benefits of the closing of our Modesto, California manufacturing facility;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in consumer demand for ready-to-eat cereals;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes or work stoppages by our employees;

•	legal and regulatory factors, including changes in food safety, advertising and labeling laws and regulations;

•	disruptions or inefficiencies in supply chain;

•	fluctuations in foreign currency exchange rates;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plan;

•	loss of key employees;

•	changes in weather conditions, natural disasters and other events beyond our control; and

•	business disruptions caused by information technology failures.
Business
We are a manufacturer, marketer and distributor of branded ready-to-eat (“RTE”) cereals in the United States and Canada. Our products are primarily manufactured through flexible production platforms located at our four owned facilities and sold through a variety of channels such as grocery stores, mass merchandisers, club stores, and drug stores. Our portfolio of brands includes diverse offerings such as Honey Bunches of Oats, Pebbles, Great Grains, Grape-Nuts, Shredded Wheat, Post Raisin Bran, Golden Crisp, Alpha-Bits and Honeycomb. With the acquisition of substantially all of the assets of Attune Foods, Inc. on December 31, 2012, our portfolio of brands now also includes Attune, Uncle Sam and Erewhon.
Recent Events
Preferred Stock Issuance
On February 26, 2013, we issued 2.4 million shares of our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. We received net proceeds of $234.1 million after paying offering related fees and expenses of $7.4 million. On February 28, 2013, we used a portion of these proceeds to repay the remaining principal balance on our term loan of $168.4 million.
On April 24, 2013, our Board of Directors declared a quarterly dividend of $0.8125 per share, representing a pro-rata payment for the partial dividend period from the issue date of February 26, 2013 to May 14, 2013, on our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock.  The dividend will be paid on May 15, 2013 to preferred shareholders as of record date May 1, 2013.
Modesto Plant Shut-down
On April 4, 2013, we announced management's decision to close our manufacturing facility located in Modesto, California. The Modesto plant has approximately 140 employees. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014.
Upon completion of the transfer and start-up of production to other facilities, which is estimated to require capital expenditures of approximately $29.8 million, we expect to achieve net pretax annual cash manufacturing cost savings of approximately $14.0 million.
Acquisition of certain assets of Hearthside Foods
On May 9, 2013, we announced the signing of a definitive agreement to acquire the branded and private label cereal, granola and snacks business of Hearthside Food Solutions for $158.0, subject to a working capital adjustment. We anticipate completing the all cash transaction by June 2013, subject to certain limited closing conditions including the expiration of waiting periods required under antitrust laws and the receipt of necessary third party consents.
Results of Operations
The following discussion compares our summarized operating results for the three months ended March 31, 2013 and 2012.
The following table summarizes operational results for the periods indicated (dollars in millions).

	Three months ended March 31,
	2013	2012

Net Sales	$248.2	$250.5
Operating Profit	28.9	33.2
Net Earnings	5.1	10.5

Net Sales
Percentage volume changes for the three months ended March 31, 2013 relative to comparable amounts for the prior year period were as follows:

Three months ended March 31, 2013
Honey Bunches of Oats	(9)%
Pebbles	(3)%
Other	19%
Total	3%
Net sales for the three months ended March 31, 2013 decreased $2.3 million or 0.9% compared to prior year. This decrease was primarily driven by a 3% improvement in overall volumes which was offset by a 4% decrease in average net selling prices. For the three months ended March 31, 2013 the improved volumes were primarily driven by increases from our Great Grains and Grape Nuts brands which increased 15% and 13%, respectively and volumes from co-manufactured products and for our recently introduced Good Morenings brand products. The decline in Honey Bunches of Oats volumes resulted from an increase in prior quarter shipments, primarily related new product extensions, that reduced shipping volumes in the current period. The decrease in average net selling prices was primarily the result of higher trade and promotion spending, which included higher slotting fees resulting from a higher level of new product introductions in the current year, volume shifts to larger package sizes and increases in co-manufactured product sales and sales of our Good Morenings brand cereals which sell at a lower price point.
Margins

	Three months ended March 31,
	2013	2012
	(% of net sales)
Gross Profit	41.3%	44.3%
Selling, General and Administrative Expenses	28.2%	29.6%
Operating Profit	11.6%	13.3%
Gross profit margins decreased by 3.0 percentage points in 2013 compared to 2012. Gross profit margin declines were driven by $10.6 million of unfavorable net pricing primarily from a product mix shift to lower margin products and higher trade spending and $0.9 million of higher raw material costs (primarily grains and fruits partially offset by lower sugar costs). These cost increases were partially offset by $1.3 million of favorable manufacturing costs due to favorable fixed cost absorption on higher production volumes and ingredient mix.
Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased 1.4 percentage points when compared to the prior year quarter. The decrease was driven by reduced advertising and promotion costs of $8.5 million which was partially offset by $5.3 million of incremental holding company costs incurred in the second quarter of fiscal 2013 to support Post as an independent publicly traded company.
Operating profit as a percentage of net sales decreased to 11.6% from 13.3%. This decrease was primarily driven by margin compression in the current year due to decreases in gross profit margin as previously described.
Interest Expense
Interest expense was $21.6 million for the three months ended March 31, 2013, compared to $15.1 million for the three months ended March 31, 2012. The increase is driven primarily by the $250.0 million increase in outstanding debt through the issuance of our Senior Notes in October 2012 and the increased debt incurred at the time of our spin-off from Ralcorp in February 2012. Additionally, interest expense for the three months ended March 31, 2013 includes the write-off of approximately $1.6 million of deferred financing costs associated with our term loan which was paid in full on February 28, 2013.
Income Taxes
Income tax expense was $2.2 million, which represents an effective income tax rate of 30.1%, for the three months ended March 31, 2013, compared to expense of $8.6 million and an effective income tax rate of 45.0%, for the three months ended March 31, 2012.

The effective tax rate for fiscal 2013 is favorably impacted, as compared to statutory tax rates, by the effects of the Domestic Production Activities Deduction (“DPAD”). The DPAD is a U.S. federal deduction of a percentage of taxable income from domestic manufacturing. The amount of the DPAD is affected not only by pre-tax book income, but also temporary differences in the timing and amounts of certain tax deductions including depreciation of property and post retirement benefits. The effective tax rate for fiscal 2013 was also favorably impacted by an estimated fiscal 2012 research and development credit which was retroactively reinstated by legislation enacted in January 2013. The effective tax rate for fiscal 2012 was unfavorably impacted by $4.6 million of non-deductible transaction expenses, which resulted in $1.8 million of incremental tax expense, incurred to effect our separation from Ralcorp.
The following discussion compares our summarized operating results for the six months ended March 31, 2013 and 2012.
The following table summarizes operational results for the periods indicated (dollars in millions).

	Six months ended March 31,
	2013	2012

Net Sales	$485.1	$469.8
Operating Profit	59.2	64.5
Net Earnings	12.7	23.3
Net Sales
Percentage volume changes for the six months ended March 31, 2013 relative to comparable amounts for the prior year period were as follows:

Six months ended March 31, 2013
Honey Bunches of Oats	(3)%
Pebbles	1%
Other	14%
Total	5%

Net sales for the six months ended March 31, 2013 increased $15.3 million or 3% compared to prior year. This increase was primarily driven by a 5% improvement in overall volumes and slightly lower average net selling prices. For the six months ended March 31, 2013 the improved volumes were primarily driven by increases in sales of co-manufactured products and our Good Morenings, Great Grains and Grape Nuts brands. The decrease in average net selling prices was primarily the result of increased trade spending primarily related to increased slotting fees on new product introductions in the current year and a shift in product mix to products with lower average gross selling prices, partially offset by lower coupon redemption.
Margins

	Six months ended March 31,
	2013	2012
	(% of net sales)
Gross Profit	42.9%	44.5%
Selling, General and Administrative Expenses	29.3%	29.3%
Operating Profit	12.2%	13.7%
Gross profit margins decreased by 1.6 percentage points in 2013 compared to 2012. Gross profit margin declines were driven by $6.8 million of higher raw material costs (primarily grains and fruits partially offset by favorable sugar costs) and unfavorable net pricing. These unfavorable factors were partially offset by $5.3 million of favorable manufacturing costs due to favorable ingredient mix.
SG&A as a percentage of net sales was 29.3% for both the six months ended March 31, 2013 and 2012. For the six months ended March 31, 2013, the overall SG&A expenses increased $4.5 million compared to the prior year on incremental holding company costs of $13.7 million to support Post as an independent publicly traded company. These increases were partially offset by a $9.2 million reduction in advertising and promotion expense and a $2.8 million decrease in our costs to effect our separation from Ralcorp.
Operating profit as a percentage of net sales decreased to 12.2% from 13.7%. This decrease was primarily driven by margin compression in the current year due to decreases in gross profit margin as previously described.
Interest Expense
Interest expense was $40.8 million for the six months ended March 31, 2013, compared to $28.1 million for the six months ended March 31, 2012. The increase is driven primarily by debt incurred at the time of our spin-off from Ralcorp in February 2012 and the $250.0 million increase in outstanding debt through the issuance of our Senior Notes in October 2012. Additionally, for periods in the prior year before the spin-off interest expense was related to debt obligations of Ralcorp which were assumed from Kraft in the August 2008 acquisition of Post. These debt obligations were settled at the time of our separation from Ralcorp.
Income Taxes
Income tax expense was $5.7 million, which represents an effective income tax rate of 31.0%, for the six months ended March 31, 2013, compared to expense of $14.7 million and an effective income tax rate of 38.7%, for the six months ended March 31, 2012.
The effective tax rate for fiscal 2013 was favorably impacted by an estimated 2012 research and development tax credit which was retroactively reinstated by legislation passed in January 2013. The effective tax rate for fiscal 2012 was unfavorably impacted by $4.6 million of non-deductible transaction expenses, which resulted in $1.8 million of incremental tax expense, incurred to effect our separation from Ralcorp and $0.7 million of tax expense related to an uncertain tax position we expect to take on our 2012 short-period tax return.
Liquidity and Capital Resources
Historically, we have generated and expect to continue to generate positive cash flows from operations, supported by favorable operating income margins. We believe our cash on hand, cash flows from operations and our current and future credit facilities will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. There can be no assurance that we would be able to obtain additional financing on terms acceptable to us or at all.
Short-term financing needs primarily consist of working capital requirements interest payments on our senior notes and dividend payments on our recently issued cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity.
The following tables show recent cash flow data, which is discussed below (dollars in millions).

	Six months ended March 31,
	2013	2012
Cash provided by operating activities	$18.6	$77.1
Cash used by investing activities	(20.2)	(15.8)
Cash provided by financing activities	309.1	0.7
Effect of exchange rate changes on cash	(0.3)	0.4
Net increase in cash and cash equivalents	$307.2	$62.4
Cash provided by operating activities for the six months ended March 31, 2013 decreased $58.5 million compared to the prior year period. The decrease includes incremental cash of $15.0 million provided by the premium received on the issuance of our senior notes. After reducing current year operating cash flows for this item, the decrease from the prior year period was $73.5 million. This decrease was primarily driven by $49.7 million of unfavorable working capital changes during the six months ended March 31, 2013 when compared to working capital changes in fiscal 2012, primarily driven by increased inventory levels related to production of new products and new package sizes for existing products. Additionally, we made interest payments totaling $39.8 million in fiscal 2013. In fiscal 2012, prior to our spin-off from Ralcorp, we were not required to cash settle interest expense.

Cash used in investing activities for the six months ended March 31, 2013 increased $4.4 million compared to the prior year period. The increase was driven primarily by a business acquisition for $9.2 million. This increase was partially offset by lower capital expenditures in the current year. The prior year capital expenditures included the purchase of our corporate office building and related furniture and fixtures.
Cash provided by financing activities was $309.1 million for the six months ended March 31, 2013 compared to $0.7 million in the prior year period. The increase is primarily driven by the proceeds from issuance of additional debt of $250.0 million and the net proceeds from the issuance of preferred stock of $234.1 million partially offset by payment of related debt issuance costs and the $170.6 million principal repayment on our term loan during the six months ended March 31, 2013.
Debt Covenants
Under the terms of our senior secured credit facility, as amended, we are required to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of March 31, 2013, we were in compliance with all such financial covenants.
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
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the SEC on December 13, 2012. There have been no significant changes to our critical accounting policies and estimates since September 30, 2012. As discussed in greater detail in our Annual Report on Form 10-K for the year ended September 30, 2012, we incurred impairment losses related to goodwill and certain of our indefinite lived trademarks during fiscal years 2011 and 2010. While we incurred no impairment losses during fiscal 2012, the estimated fair values for two of our trademarks only slightly exceeded their respective carrying values as of September 30, 2012. During the six months ended 2013 there have been no changes in our long-term expectations for these trademarks, however, we will continue to monitor our actual performance against our long-range estimates. Future unfavorable changes in our assumptions affecting the valuation of these trademarks would likely result in an impairment, which could be material to our financial statements.
Recently Issued Accounting Standards
See Note 2 of “Notes to Condensed Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2013, we have indebtedness in the form of secured notes with a principal value of $1,025.0 million (the “Notes”) and our senior secured credit facility, as amended, (the “Credit Facility”) which consists of an unfunded revolving credit facility with $173.9 million of available capacity after consideration of $1.1 million of letters of credit outstanding.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
4.1
Amendment to Shareholder Protection Rights Agreement with Computershare Trust Company, N.A., as rights agent, dated January 16, 2013 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 17, 2013)

4.2
Indenture dated as of February 3, 2012 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

4.3
Registration Rights Agreement dated as of February 3, 2012, by and among the Company, Post Foods, LLC, and Barclays Capital Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 8, 2012)

4.4
Registration Rights Agreement dated as of October 25, 2012, by and among the Company, Post Foods, LLC, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on October 25, 2012)

4.5
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 26, 2013)

10.27
Fourth Amendment to Credit Agreement dated as of October 19, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by referenced to Exhibit 10.1 to the Company's Form 8-K filed on October 22, 2012)

10.28	Second Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key Employees effective August 24, 2012
10.29	Third Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key employees effective January 29, 2013
10.30	First Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors effective January 29, 2013
10.31	First Amendment to the Post Holdings, Inc. Executive Savings Investment Plan effective January 29, 2013
10.32	Post Holdings, Inc. 2012 Long Term Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 1, 2013)
10.33	Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 26, 2013)
31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2013

Exhibit No.	Description
31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2013
32.1	Certification of William P. Stiritz and Robert V. Vitale, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2013
101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	May 13, 2013	By:	/s/ Robert V. Vitale
Robert V. Vitale
Chief Financial Officer