Form 10-Q
period 2013-06-30
Post Holdings, Inc.
filed 2013-08-08
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Common stock, $0.01 Par Value – 32,688,799 shares as of August 5, 2013

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

Net Sales	$257.3	$241.9	$742.4	$711.7
Cost of goods sold	153.1	132.1	430.0	392.9
Gross Profit	104.2	109.8	312.4	318.8

Selling, general and administrative expenses	73.0	65.1	215.2	202.8
Amortization of intangible assets	3.5	3.1	9.9	9.4
Restructuring expense	3.0	—	3.0	—
Other operating expenses, net	0.5	0.1	0.9	0.6
Operating Profit	24.2	41.5	83.4	106.0

Interest expense	19.2	16.1	60.0	44.2
Other income	—	—	—	(1.6)
Earnings before Income Taxes	5.0	25.4	23.4	63.4
Income tax provision	1.6	9.6	7.3	24.3
Net Earnings	3.4	15.8	16.1	39.1
Preferred stock dividends	(2.3)	—	(3.1)	—
Net Earnings Available to Common Stockholders	$1.1	$15.8	$13.0	$39.1

Earnings per Common Share:
Basic	$0.03	$0.46	$0.40	$1.14
Diluted	$0.03	$0.46	$0.40	$1.13

Weighted-Average Common Shares Outstanding:
Basic	32.7	34.3	32.6	34.3
Diluted	33.2	34.5	32.9	34.5

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

Net Earnings	$3.4	$15.8	$16.1	$39.1
Pension and postretirement benefit adjustments, net of tax expense (benefit) of $0.3, $0.1, $0.6, and ($4.2), respectively	0.4	0.2	1.0	(7.0)
Foreign currency translation adjustments	(2.0)	(1.6)	(4.1)	(2.8)
Total Comprehensive Income	$1.8	$14.4	$13.0	$29.3

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2013	September 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$243.6	$58.2
Receivables, net	72.8	56.5
Inventories	99.8	78.6
Prepaid expenses and other current assets	14.9	16.4
Total Current Assets	431.1	209.7

Property, net	390.2	405.1
Goodwill	1,441.3	1,366.6
Other intangible assets, net	793.4	736.0
Other assets	25.2	14.9
Total Assets	$3,081.2	$2,732.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$—	$15.3
Accounts payable	45.9	50.0
Other current liabilities	72.4	61.1
Total Current Liabilities	118.3	126.4

Long-term debt	1,039.2	930.3
Deferred income taxes	303.5	314.9
Other liabilities	135.7	129.2
Total Liabilities	1,596.7	1,500.8

Stockholders' Equity
Preferred stock	—	—
Common stock	0.3	0.3
Additional paid-in capital	1,514.6	1,272.6
Retained earnings	50.7	36.6
Accumulated other comprehensive loss	(27.7)	(24.6)
Treasury stock, at cost	(53.4)	(53.4)
Total Stockholders' Equity	1,484.5	1,231.5
Total Liabilities and Stockholders' Equity	$3,081.2	$2,732.3

 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine months ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net earnings	$16.1	$39.1
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	54.2	46.9
Premium from issuance of long-term debt	15.0	—
Stock-based compensation expense	7.9	2.2
Deferred income taxes	(16.9)	0.9
Other, net	(1.2)	2.8
Other changes in current assets and liabilities, net of business acquisitions:
Increase in receivables, net	(10.4)	(47.8)
(Increase) decrease in receivable from Ralcorp	(0.4)	36.8
Increase in inventories	(12.8)	(11.1)
Decrease in prepaid expenses and other current assets	3.6	—
Increase in accounts payable and other current and non-current liabilities	11.1	35.5
Net Cash Provided by Operating Activities	66.2	105.3

Cash Flows from Investing Activities
Business acquisitions	(169.2)	—
Capital expenditures	(17.8)	(22.3)
Net Cash Used by Investing Activities	(187.0)	(22.3)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	250.0	775.0
Proceeds from issuance of preferred stock, net of issuance costs	234.0	—
Proceeds from issuance of term loan	—	175.0
Payment to Ralcorp	—	(900.0)
Repayments of long-term debt	(170.6)	(2.2)
Payment of preferred stock dividend	(2.0)	—
Change in net investment of Ralcorp	—	(39.4)
Payments of debt issuance costs	(4.7)	(17.7)
Changes in intercompany debt	—	7.8
Other	0.1	—
Net Cash Provided (Used) by Financing Activities	306.8	(1.5)
Effect of Exchange Rate Changes on Cash	(0.6)	0.3

Net Increase in Cash and Cash Equivalents	185.4	81.8
Cash and Cash Equivalents, Beginning of Year	58.2	1.7
Cash and Cash Equivalents, End of Period	$243.6	$83.5

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
Note 1 — Background
Post Holdings, Inc. (“Post” or the “Company”) is the parent company of Post Foods, LLC and Attune Foods, LLC. Post is a manufacturer, marketer and distributor of branded and private label ready-to-eat cereals and snacks in the United States and Canada. Post’s products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores and the foodservice channel in North America. Our products are primarily manufactured at one of the Company's five facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; Niagara Falls, Ontario; and Eugene, Oregon.
On February 3, 2012, Post completed its legal separation via a tax free spin-off (the “Spin-Off”) from Ralcorp Holdings, Inc., which was acquired by ConAgra Foods, Inc. on January 29, 2013 (“Ralcorp”). On February 6, 2012, Post began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company.
Post has two operating segments aligned by business unit and manufactures and markets products under several brand names, including Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts® and Honeycomb®. With recent acquisitions (see Note 4), Post's portfolio of brands now also includes Attune®, Uncle Sam®, Erewhon®, Golden Temple™, Peace Cereal®, Sweet Home Farm® and Willamette Valley Granola Company™.
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
Prior to the Spin-Off, Post's operations consisted of the Branded Cereals Business of Ralcorp. As such, the financial information prior to the Spin-Off may not necessarily reflect Post's financial position, results of operations, comprehensive income and cash flows had Post been an independent, publicly-traded company for the entirety of the nine months ended June 30, 2012, as presented herein.
For periods prior to the Spin-Off, these unaudited condensed consolidated financial statements include allocations of certain Ralcorp corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Post if it had operated as an independent, publicly-traded company. These allocated expenses relate to various services that were provided to Post by Ralcorp, including, but not limited to, cash management and other treasury services, administrative services (such as tax, employee benefit administration, risk management, internal audit, accounting and human resources) and stock-based compensation plan administration. See Note 16 for further information on services that Ralcorp continues to provide to the Company.
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
Revision
In the preparation of the financial statements for the year ended September 30, 2012, the Company identified errors within the statement of cash flows for the nine months ended June 30, 2012. The Company concluded the errors were not material to the previously reported interim financial statements. Accordingly, the Company has revised its 2012 comparative statement of cash flows included herein. The revisions are required to correct errors in the calculation of adjustments to the statement of cash flows that related to the Company's separation from Ralcorp on February 3, 2012. The impact of the revision was to increase net cash flows from operations and decrease net cash flows from financing activities by $10.0. The nine month net cash flow from operations changed from $95.3 to $105.3.  The net cash flow from financing activities for the nine months changed from $8.5 to $(1.5). The errors did not impact the consolidated statements of operations and comprehensive income/(loss) for the three and nine months ended June 30, 2012.
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
Note 3 — Restructuring
In April 2013, the Company announced management's decision to close its plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014.
Amounts related to the plant closure are shown in the following table. Costs are recognized in “Restructuring expense” in the statements of operations with the exception of accelerated depreciation expense which is included in “Cost of Goods Sold.” These expenses are not included in the measure of segment performance for any segment. The Company has a liability of $1.3 related to accrued employee severance at June 30, 2013. The Company recorded $1.7 of expense related to a pension curtailment comprised of an increase to the pension liability of $1.6 and a reclassification of $0.1 from accumulated other comprehensive loss to expense.

	Three months ended June 30, 2013	Nine months ended June 30, 2013	Cumulative Incurred to Date	Remaining Expense Expected to be Incurred
Employee severance	$1.3	$1.3	$1.3	$2.1
Pension curtailment	1.7	1.7	1.7	—
Accelerated depreciation	4.8	4.8	4.8	13.3

Note 4 — Business Combinations
On December 31, 2012, Post Foods, LLC, a subsidiary of the Company, purchased substantially all of the assets of Attune Foods, Inc. (“Attune”), a manufacturer and marketer of branded premium healthy and organic cereals and snacks headquartered in San Francisco, California, for approximately $9.2 of cash.

On May 28, 2013, the Company completed its acquisition of certain assets of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions ("Hearthside") for approximately $160.0 of cash. The transaction includes the purchase of the Hearthside brands: Golden Temple, Peace Cereal, Sweet Home Farm and Willamette Valley Granola Company, as well as Hearthside's private label granola business. Both the private label and the acquired brands are sold predominantly through the natural and health channels. The Company combined this business with the Attune business to form the Attune Foods reporting segment (See Note 17), accordingly, the preliminary combined goodwill amount of $75.1 is attributable to the Attune Foods segment.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations of each of the following acquisitions are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new growing segments of the industry. The Company expects that the final fair value of goodwill will be fully deductible for U.S. income tax purposes.
Certain estimated values are not yet finalized pending the final settlement of the purchase price and are subject to change once additional information is obtained.

	Hearthside	Attune
Receivables	$5.5	$0.5
Inventories	6.3	2.6
Prepaid expenses and other current assets	0.2	0.1
Property	15.6	0.1
Goodwill	71.5	3.6
Other intangible assets	63.5	3.8
Accounts payable	(2.1)	(1.3)
Other current liabilities	(0.5)	(0.2)
Total acquisition cost	$160.0	$9.2

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of Attune and Hearthside for the periods presented as if the acquisitions had occurred on October 1, 2011, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets and adjusted depreciation based upon fair value of assets acquired. The pro forma results for the nine months ended June 30, 2012 include non-recurring expense adjustments of $1.4 related to the step up value of acquired inventory and $0.9 of transaction costs. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Pro forma net sales	$271.4	$261.4	$794.0	$767.2
Pro forma net earnings available to common stockholders	$3.4	$17.3	$18.6	$40.9
Pro forma basic earnings per share	$0.10	$0.50	$0.57	$1.19
Pro forma diluted earnings per share	$0.10	$0.50	$0.57	$1.19

Note 5 — Goodwill
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Foods	Attune Foods	Total
Balance, September 30, 2012	$1,366.6	$—	$1,366.6
Acquisition of Attune Foods, Inc.	—	3.6	3.6
Acquisition of Hearthside	—	71.5	71.5
Currency translation adjustment	(0.4)	—	(0.4)
Balance, June 30, 2013	$1,366.2	$75.1	$1,441.3
Note 6 — Intangible Assets, net
Total intangible assets are as follows:

	June 30, 2013			September 30, 2012
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$205.4	$(38.2)	$167.2	$153.9	$(32.1)	$121.8
Trademarks/brands	105.2	(24.2)	81.0	91.0	(20.4)	70.6
Other intangible assets	1.6	—	1.6	—	—	—
	$312.2	$(62.4)	$249.8	$244.9	$(52.5)	$192.4
Not subject to amortization:
Trademarks/brands	543.6	—	543.6	543.6	—	543.6
	$855.8	$(62.4)	$793.4	$788.5	$(52.5)	$736.0
Based upon the preliminary purchase price allocation for the Attune and Hearthside acquisitions, the Company has recorded $51.5 of customer relationships to be amortized over a weighted-average period of 19 years, $14.2 to trademarks/brands to be amortized over a weighted-average period of 24 years, and $1.6 to other intangible assets to be amortized over a weighted-average period of 2 years. See Note 4 for further discussion.
Note 7 – Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the "treasury stock" method. The impact of potentially dilutive convertible preferred stock is calculated using the "if-converted" method. For the nine months ended June 30, 2012, the computation of basic and diluted earnings per common share is calculated assuming the number of shares of Post common stock outstanding on February 3, 2012 had been outstanding at the beginning of the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2013 and 2012, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net earnings	$3.4	$15.8	$16.1	$39.1
Preferred stock dividends	(2.3)	—	(3.1)	—
Net earnings available to common stockholders	$1.1	$15.8	$13.0	$39.1

Weighted-average shares for basic earnings per share	32.7	34.3	32.6	34.3
Effect of dilutive securities:
Stock options	0.2	—	0.1	—
Stock appreciation rights	0.1	0.1	0.1	0.1
Restricted stock units	0.2	0.1	0.1	0.1
Total dilutive securities	0.5	0.2	0.3	0.2
Weighted-average shares for diluted earnings per share	33.2	34.5	32.9	34.5

Basic earnings per common share	$0.03	$0.46	$0.40	$1.14
Diluted earnings per common share	$0.03	$0.46	$0.40	$1.13
For the three and nine months ended June 30, 2013, weighted-average shares for diluted earnings per common share excludes 0.2 million and 0.7 million equity awards, respectively, and 5.1 million shares related to the potential conversion of the Company's convertible preferred stock (see Note 12) for both the three and nine months ended June 30, 2013 as they were anti-dilutive.

Note 8 — Supplemental Operations Statement Information

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Advertising and promotion expenses	$31.2	$28.1	$89.2	$95.3
Repair and maintenance expenses	10.5	10.0	30.9	28.7

Note 9 — Supplemental Balance Sheet Information

	June 30, 2013	September 30, 2012
Receivables, net
Trade	$71.2	$55.3
Other	1.9	1.5
	73.1	56.8
Allowance for doubtful accounts	(0.3)	(0.3)
	$72.8	$56.5
Inventories
Raw materials and supplies	$26.0	$18.2
Finished products	73.8	60.4
	$99.8	$78.6
Property, net
Land	$13.0	$13.0
Buildings and leasehold improvements	139.6	135.3
Machinery and equipment	433.5	410.3
Software	22.9	21.9
Construction in progress	16.5	19.0
	625.5	599.5
Accumulated depreciation	(235.3)	(194.4)
	$390.2	$405.1
Accounts Payable
Trade	$40.9	$41.3
Other items	5.0	8.7
	$45.9	$50.0
Other Current Liabilities
Advertising and promotion	$5.3	$20.4
Accrued interest	28.6	7.4
Compensation	14.8	13.8
Miscellaneous accrued taxes	5.0	3.9
Deferred revenue	12.0	10.2
Other	6.7	5.4
	$72.4	$61.1
Other Liabilities
Pension and other postretirement benefit obligations	$117.6	$116.5
Deferred compensation	12.9	8.6
Other	5.2	4.1
	$135.7	$129.2
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

		Fair Value
Derivative Instrument	Balance Sheet Location	June 30, 2013	September 30, 2012
Commodity contracts	Prepaid expenses and other current assets	$(0.1)	$1.3
Natural gas futures	Prepaid expenses and other current assets	—	0.3
		$(0.1)	$1.6
The following table presents the loss from derivative instruments that were not designated as hedging instruments which were recorded on the Company's Statements of Operations.

		Amount of Loss Recognized in Earnings
		Three months ended June 30,		Nine months ended June 30,
Derivative Instrument	Location of Loss Recognized in Earnings	2013	2012	2013	2012
Participation in Ralcorp's derivative program	Cost of goods sold	$—	$—	$—	$2.0
Commodity contracts	Cost of goods sold	0.2	—	1.0	—
Natural gas futures	Cost of goods sold	0.3	—	0.3	—
Note 11 — Fair Value Measurements
The following table represents Post's assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	June 30, 2013			September 30, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
Deferred compensation investment	$7.8	$7.8	$—	$1.4	$1.4	$—
Derivative instruments	(0.1)	—	(0.1)	1.6	—	1.6
Deferred compensation liabilities	12.9	—	12.9	8.6	—	8.6
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
The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The fair value of long-term debt as of June 30, 2013 (see Note 13) is approximately $1,101.9 based on quoted market prices for the Company's senior notes.

Note 12 - Preferred Stock
In February 2013, the Company authorized and issued 2.4 million shares of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Company received net proceeds of $234.0 after paying offering related fees and expenses of $7.5. The preferred stock has a $0.01 par value and a $100.00 liquidation value. The preferred stock earns cumulative dividends at a rate of 3.75% per annum payable quarterly on February 15, May 15, August 15 and November 15, beginning on May 15, 2013. The preferred stock is non-voting and ranks senior to our outstanding common stock upon the Company's dissolution or liquidation. The preferred stock has no maturity date; however, holders of the preferred stock may convert their preferred stock at an initial conversion rate of 2.1192 shares of the Company's common stock per share of convertible preferred stock, which is equivalent to a conversion price of $47.19 per share of common stock. Additionally, on or after February 15, 2018, the Company will have the option to redeem some or all the preferred stock at a redemption price equal to 100% of the liquidation preference per share, plus accrued and unpaid dividends if the closing sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.

Note 13 - Long Term Debt
Long-term debt as of the dates indicated consists of the following:

	June 30, 2013	September 30, 2012
7.375% Senior Notes maturing February 2022, including net premium (1)	$1,039.2	$775.0
Term Loan maturing 2017	—	170.6
Revolving Credit Facility (2)	—	—
	$1,039.2	$945.6
Less: Current Portion	—	(15.3)
Total long-term debt	$1,039.2	$930.3
(1) - On October 25, 2012, the Company issued an incremental $250.0 principal value of its 7.375% Senior Notes at 106% of principal value.
(2) - The revolving credit facility has an outstanding letter of credit of $1.1 which reduces available borrowing capacity to $173.9 as of June 30, 2013. All disclosures regarding the revolving credit facility are as of June 30, 2013. On July 10, 2013, the Company notified the administrative agent for the lenders that the Company was terminating the revolving credit facility. (See Note 19)
As of June 30, 2013, the Company has $1,039.2 outstanding of its 7.375% senior notes (the “Notes”) due in 2022 which includes an unamortized premium of $14.2. The premium is amortized as a reduction to interest expense over the term of the Notes. The Notes were issued pursuant to an indenture among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee. Pursuant to a first supplemental indenture dated as of May 28, 2013, the Company's subsidiary Attune Foods, LLC became a guarantor under the indenture. Interest payments on the Notes are due semi-annually each February 15 and August 15. The maturity date of the Notes is February 15, 2022.
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). As of June 30, 2013, our only domestic subsidiaries (and therefore the only subsidiary guarantors) were Post Foods, LLC and Attune Foods, LLC. Our foreign subsidiaries do not guarantee the notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). (See Note 19)
The Company maintained as of June 30, 2013 a senior secured credit facility, as amended (the “Credit Facility”), which provided for (i) a revolving credit facility with $175.0 of borrowing capacity and (ii) a term loan facility. On February 28, 2013, the Company paid the remaining principal and accrued interest on the term loan facility using the proceeds from our preferred stock issuance, see Note 11. As of June 30, 2013, the Company has no principal obligations due under Credit Facility whose term expires on February 3, 2017.
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
The Company's obligations under the Credit Facility are unconditionally guaranteed by each of its existing and subsequently acquired or organized domestic subsidiaries. The Credit Facility is secured by security interests and liens on substantially all of the assets of the Company and its subsidiaries Post Foods, LLC and Attune Foods, LLC. (See Note 19)
Note 14 — Pension and Other Postretirement Benefits
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
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$1.0	$0.9	$3.1	$2.9
Interest cost	0.5	0.4	1.3	1.1
Expected return on plan assets	(0.4)	(0.3)	(1.2)	(1.2)
Recognized net actuarial loss	0.3	0.1	0.8	0.4
Recognized prior service cost	0.1	0.1	0.3	0.3
Curtailment cost (see Note 3)	1.7	—	1.7	—
Net periodic benefit cost	$3.2	$1.2	$6.0	$3.5

	Other Benefits
	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$0.6	$0.6	$1.8	$1.8
Interest cost	1.0	1.0	3.0	3.2
Recognized net actuarial loss	0.4	0.3	1.3	0.8
Recognized prior service credit	(0.3)	(0.2)	(0.9)	(0.8)
Net periodic benefit cost	$1.7	$1.7	$5.2	$5.0
Note 15 — Stock-Based Compensation
Total compensation cost for stock-based compensation awards recognized during the three and nine months ended June 30, 2013 and 2012 was $3.0, $1.1, $9.1 and $2.7, respectively.

The following table presents information related to the Company's stock-based compensation programs for the nine months ended June 30, 2013 (stock based awards presented in whole shares).

	Stock Options	Restricted Stock Units	Cash Settled Restricted Stock Units	Stock Settled Stock Appreciation Rights	Cash Settled Stock Appreciation Rights
Outstanding at September 30, 2012	1,820,000	362,500	76,750	356,243	31,735
Granted	300,000	57,000	10,000	35,000	—
Exercised or delivered	—	(16,666)	—	(69,130)	—
Forfeited or canceled	—	—	(4,000)	(6,348)	(9,521)
Outstanding at June 30, 2013	2,120,000	402,834	82,750	315,765	22,214
Stock options granted during the nine months ended June 30, 2013 had an aggregate grant date fair value of $3.5. Restricted stock units granted during the nine months ended June 30, 2013 had an aggregate grant date fair value of $1.9. The grant date fair value of both the stock options and restricted stock units is expected to be recognized over a weighted-average period of 5.7 years. Cash settled restricted stock units granted during the nine months ended June 30, 2013 had an aggregate grant date fair value of $0.3. The expense related to these awards, which is expected to be recognized over a weighted-average period of 3.0 years, will be adjusted each reporting period based on the period end fair value of the awards. During the nine months ended June 30, 2013, the Company issued stock settled stock appreciation rights to non-management members of the board of directors. These awards had a grant date fair value of $0.4 which was expensed upon issuance due to vesting provisions of these awards.
Note 16 — Transactions with Former Owner
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
For periods prior to the Spin-Off, costs and expenses in the accompanying condensed consolidated statements of operations represent direct and allocated costs and expenses related to Post. Costs for certain functions and services performed by centralized Ralcorp organizations were allocated to Post based upon reasonable activity bases (generally volume, revenues, net assets or a combination as compared to the total of Ralcorp and Post amounts) or other reasonable methods. The condensed consolidated statements of operations include expense allocations for certain manufacturing, shipping, distribution and administration costs including information systems, procurement, accounting shared services, legal, tax, human resources, payroll, credit and accounts receivable, customer service and cash management. For the three and nine months ended June 30, 2012, total allocated costs were $0.0 and $4.6, respectively, which were reported in “selling, general and administrative expenses.” After the Spin-Off, costs for services provided by Ralcorp are based on agreed upon fees contained in the TSA. TSA charges were $1.5, $3.2, $4.6, and $5.4 for the three and nine months ended June 30, 2013 and 2012, respectively, and were reported in “selling, general and administrative expenses.”
Post produces certain products for sale to Ralcorp. For periods prior to the Spin-Off, the amounts related to these transactions have been included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions which were consistent with prices of similar arm's-length transactions. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA with Ralcorp. Net sales related to those transactions was $3.6, $4.3, $11.1 and $12.7 in the three and nine months ended June 30, 2013 and 2012, respectively.
In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $2.4, $2.4, $7.6 and $10.4 during the three and nine months ended June 30, 2013 and 2012, respectively. These separation related costs incurred were primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the TSA. These costs were reported as a component of “Selling, general and administrative expenses.” See Note 1 for additional information on the Spin-Off.
Note 17 — Segments
In connection with the acquisition of Hearthside, the Company has determined that it now operates in two segments, Post Foods and Attune Foods. The Post Foods segment includes predominately the Post branded business and the Attune Foods segment combines the results of the Attune Foods, acquired in December 2012, and Hearthside, acquired in May 2013.
Segment results are evaluated on segment profit, which is exclusive of corporate costs, costs associated with restructuring activities and debt service costs. Segment sales and profitability for the three and nine months ended June 30, 2013, respectively, are presented below.

	Three months ended June 30,			Nine months ended June 30,
	2013		2012	2013		2012
Net Sales
Post Foods	$246.6		$241.9	$728.9		$711.7
Attune Foods	10.8		—	13.6		—
Eliminations	(0.1)		—	(0.1)		—
Total net sales	$257.3		$241.9	$742.4		$711.7

	Three months ended June 30,			Nine months ended June 30,
	2013		2012	2013		2012
Segment Profit
Post Foods	$42.5		$48.7	$125.2		$125.0
Attune Foods	0.2		—	(0.4)		—
Total segment profit	42.7		48.7	124.8		125.0

General corporate expenses and other	10.7		7.2	33.6		17.4
Accelerated depreciation on plant closure	4.8		—	4.8		—
Restructuring expenses	3.0		—	3.0		—
Interest expense	19.2	19.2	16.1	60.0	19.2	44.2
Earnings before income taxes	$5.0		$25.4	$23.4		$63.4
The Post Foods and Attune Foods segments had total assets of $2,622.5 and $172.7, respectively, as of June 30, 2013.
The Company's external revenues were primarily generated by sales within the United States; foreign (primarily Canadian) sales were approximately 13% and 14% of total net sales for the three and nine months ended June 30, 2013, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
As of June 30, 2013, the majority of the Company's tangible long-lived assets were located in the United States; the remainder is located in Canada and has a net carrying value of approximately $45.6.
During the three and nine months ended June 30, 2013 and 2012, one customer accounted for $50.6, $54.2, $155.6 and $154.0, respectively, or approximately 20%, 22%, 21% and 22% respectively, of total net sales.

Note 18 — Condensed Financial Statements of Guarantors
The Company issued the Notes in an aggregate principal amount of $1,025.0. The Notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC and Attune, LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee. Pursuant to a first supplemental indenture dated as of May 28, 2013, Attune Foods, LLC became a guarantor under the indenture.
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future 100% owned domestic subsidiaries, the “Guarantors.” Our foreign subsidiaries, the “Non-Guarantors,” will not guarantee the Notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of Post Holdings, Inc., the “Parent Company”, the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. The Condensed Consolidating Financial Statements present the Parent Company's investments in subsidiaries using the equity method of accounting. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor and the Non-Guarantor subsidiaries. Post Foods, LLC and Attune Foods, LLC, currently the Company's sole domestic subsidiaries, are disregarded entities for U.S. income tax purposes, therefore income tax expense has been presented on the Guarantors' Condensed Statements of Operations using the U.S. effective tax rate for the Company. Income tax payable and deferred tax items for the consolidated U.S. tax paying group reside solely on the Parent Company's Condensed Balance Sheet. For periods prior to February 3, 2012, the Parent Company had no operations and therefore no Parent Company financial information is presented for those periods and accordingly the equity earnings of the Parent Company will not equal the earnings of the subsidiaries.
In the preparation of the financial statements for the year ended September 30, 2012, the Company identified errors within the statements of cash flows for the nine months ended June 30, 2012 as further discussed in footnote 2. The errors also impacted the condensed guarantor statement of cash flows for the nine months ended June 30, 2012. The Company concluded the errors were not material to the previously reported interim guarantor financial statements.  Accordingly, the Company revised its 2012 comparative statements of guarantor cash flows for the nine months ending June 30, 2012.  The revisions are required to correct errors in the calculation of adjustments to the statement of cash flows that related to the Company's separation from Ralcorp on February 3, 2012.
The impact of the revision was an increase to guarantor net cash flows from operations and a decrease in guarantor net cash flows from financing activities by $7.7 and an increase to non-guarantor net cash flows from operations and decrease non-guarantor net cash flows from financing activities by $2.3.  The nine month guarantor net cash flow from operations changes from $105.3 to $113.0 and the nine month guarantor net cash flow from financing activities changes from $(75.5) to $(83.2). The nine month non-guarantor net cash flow from operations changes from $5.2 to $7.5 and the nine month non-guarantor net cash flow from financing activities changes from $(2.0) to $(4.3). The errors did not impact the consolidating statements of operations and comprehensive income/(loss) for the three or nine months ended June 30, 2012 and had an insignificant impact on the consolidating balance sheet as of June 30, 2012.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$243.2	$16.9	$(2.8)	$257.3
Cost of goods sold	—	143.0	12.9	(2.8)	153.1
Gross Profit	—	100.2	4.0	—	104.2

Selling, general and administrative expenses	1.2	67.7	4.1	—	73.0
Amortization of intangible assets	—	3.5	—	—	3.5
Restructuring expense	—	3.0	—	—	3.0
Other operating expenses, net	—	—	0.5	—	0.5
Operating (Loss) Profit	(1.2)	26.0	(0.6)	—	24.2

Interest expense	19.2	—	—	—	19.2
(Loss) Earnings before Income Taxes	(20.4)	26.0	(0.6)	—	5.0
Income tax (benefit) expense	(6.3)	8.1	(0.2)	—	1.6
Net (Loss) Earnings before Equity in Subsidiaries	(14.1)	17.9	(0.4)	—	3.4
Equity earnings in subsidiary	17.5	—	—	(17.5)	—
Net Earnings (Loss)	$3.4	$17.9	$(0.4)	$(17.5)	$3.4
Total Comprehensive Income (Loss)	$1.8	$18.3	$(2.4)	$(15.9)	$1.8

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$227.9	$18.2	$(4.2)	$241.9
Cost of goods sold	—	123.0	13.3	(4.2)	132.1
Gross Profit	—	104.9	4.9	—	109.8

Selling, general and administrative expenses	0.4	60.2	4.5	—	65.1
Amortization of intangible assets	—	3.1	—	—	3.1
Other operating expenses, net	—	0.1	—	—	0.1
Operating (Loss) Profit	(0.4)	41.5	0.4	—	41.5

Interest expense	16.1	—	—	—	16.1
(Loss) Earnings before Income Taxes	(16.5)	41.5	0.4	—	25.4
Income tax (benefit) expense	(6.2)	15.7	0.1	—	9.6
Net (Loss) Earnings before Equity in Subsidiaries	(10.3)	25.8	0.3	—	15.8
Equity earnings in subsidiary	26.1	—	—	(26.1)	—
Net Earnings	$15.8	$25.8	$0.3	$(26.1)	$15.8
Total Comprehensive Income (Loss)	$14.4	$26.1	$(1.3)	$(24.8)	$14.4

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended June 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$703.2	$53.9	$(14.7)	$742.4
Cost of goods sold	—	402.4	42.3	(14.7)	430.0
Gross Profit	—	300.8	11.6	—	312.4

Selling, general and administrative expenses	6.4	196.2	12.6	—	215.2
Amortization of intangible assets	—	9.9	—	—	9.9
Restructuring expense	—	3.0	—	—	3.0
Other operating expenses, net	—	0.4	0.5	—	0.9
Operating (Loss) Profit	(6.4)	91.3	(1.5)	—	83.4

Interest expense	60.0	—	—	—	60.0
(Loss) Earnings before Income Taxes	(66.4)	91.3	(1.5)	—	23.4
Income tax (benefit) expense	(21.0)	28.8	(0.5)	—	7.3
Net (Loss) Earnings before Equity in Subsidiaries	(45.4)	62.5	(1.0)	—	16.1
Equity earnings in subsidiary	61.5	—	—	(61.5)	—
Net Earnings (Loss)	$16.1	$62.5	$(1.0)	$(61.5)	$16.1
Total Comprehensive Income (Loss)	$13.0	$63.4	$(5.0)	$(58.4)	$13.0

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended June 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Sales	$—	$671.5	$53.4	$(13.2)	$711.7
Cost of goods sold	—	366.1	40.0	(13.2)	392.9
Gross Profit	—	305.4	13.4	—	318.8

Selling, general and administrative expenses	2.1	187.6	13.1	—	202.8
Amortization of intangible assets	—	9.4	—	—	9.4
Other operating expenses, net	—	0.6	—	—	0.6
Operating (Loss) Profit	(2.1)	107.8	0.3	—	106.0

Interest expense	26.5	16.2	1.5	—	44.2
Other expense (income)	—	3.3	(4.9)	—	(1.6)
(Loss) Earnings before Income Taxes	(28.6)	88.3	3.7	—	63.4
Income tax (benefit) expense	(10.8)	34.1	1.0	—	24.3
Net (Loss) Earnings before Equity in Subsidiaries	(17.8)	54.2	2.7	—	39.1
Equity earnings in subsidiary	43.7	—	—	(43.7)	—
Net Earnings	$25.9	$54.2	$2.7	$(43.7)	$39.1
Total Comprehensive Income (Loss)	$24.3	$47.2	$(0.1)	$(42.1)	$29.3

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	June 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$234.9	$1.8	$8.1	$(1.2)	$243.6
Receivables, net	—	67.3	9.0	(3.5)	72.8
Inventories	—	93.3	6.5	—	99.8
Prepaid expenses and other current assets	8.9	5.0	1.0	—	14.9
Total Current Assets	243.8	167.4	24.6	(4.7)	431.1

Property, net	—	344.6	45.6	—	390.2
Goodwill	—	1,435.0	6.3	—	1,441.3
Other intangible assets, net	—	793.4	—	—	793.4
Intercompany receivable	404.5	—	—	(404.5)	—
Investment in subsidiaries	2,201.6	—	—	(2,201.6)	—
Other assets	20.2	2.6	2.4	—	25.2
Total Assets	$2,870.1	$2,743.0	$78.9	$(2,610.8)	$3,081.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$0.1	$47.7	$2.8	$(4.7)	$45.9
Other current liabilities	29.6	34.9	7.9	—	72.4
Total Current Liabilities	29.7	82.6	10.7	(4.7)	118.3

Long-term debt	1,039.2	—	—		1,039.2
Intercompany payable	—	404.3	0.2	(404.5)	—
Deferred income taxes	303.5	—	—	—	303.5
Other liabilities	13.2	113.2	9.3	—	135.7
Total Liabilities	1,385.6	600.1	20.2	(409.2)	1,596.7

Total Stockholders' Equity	1,484.5	2,142.9	58.7	(2,201.6)	1,484.5
Total Liabilities and Stockholders' Equity	$2,870.1	$2,743.0	$78.9	$(2,610.8)	$3,081.2

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$49.7	$2.2	$6.3	$—	$58.2
Receivables, net	—	50.1	11.1	(4.7)	56.5
Inventories	—	71.6	7.0	—	78.6
Prepaid expenses and other current assets	10.4	5.4	0.6	—	16.4
Total Current Assets	60.1	129.3	25.0	(4.7)	209.7

Property, net	—	352.5	52.6	—	405.1
Goodwill	—	1,359.9	6.7	—	1,366.6
Other intangible assets, net	—	736.0	—	—	736.0
Intercompany receivable	371.9	—	—	(371.9)	—
Investment in subsidiaries	2,067.2	—	—	(2,067.2)	—
Other assets	13.4	1.4	2.7	(2.6)	14.9
Total Assets	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$15.3	$—	$—	$—	$15.3
Accounts payable	—	49.6	5.1	(4.7)	50.0
Other current liabilities	8.3	44.7	8.1	—	61.1
Total Current Liabilities	23.6	94.3	13.2	(4.7)	126.4

Long-term debt	930.3	—	—	—	930.3
Intercompany payable	—	371.9	—	(371.9)	—
Deferred income taxes	317.5	—	—	(2.6)	314.9
Other liabilities	9.7	109.4	10.1	—	129.2
Total Liabilities	1,281.1	575.6	23.3	(379.2)	1,500.8

Total Stockholders' Equity	1,231.5	2,003.5	63.7	(2,067.2)	1,231.5
Total Liabilities and Stockholders' Equity	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Cash Provided by Operating Activities	$17.0	$109.1	$3.8	$(63.7)	$66.2

Cash Flows from Investing Activities
Business acquisitions	(160.0)	(9.2)	—	—	(169.2)
Payments for capital expenditures	—	(16.4)	(1.4)	—	(17.8)
Payments for equity distributions	21.4	—	—	(21.4)	—
Net Cash Used in Investing Activities	(138.6)	(25.6)	(1.4)	(21.4)	(187.0)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	250.0	—	—	—	250.0
Proceeds from issuance of Preferred Stock	234.0	—	—	—	234.0
Repayments of long-term debt	(170.6)	—	—	—	(170.6)
Payment of dividend	(2.0)	—	—	—	(2.0)
Payments of debt issuance costs	(4.7)	—	—	—	(4.7)
Other	0.1	—	—	—	0.1
Payments for equity distributions	—	(83.9)	—	83.9	—
Net Cash Provided (Used) by Financing Activities	306.8	(83.9)	—	83.9	306.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	—	(0.6)

Net Increase (Decrease) in Cash and Cash Equivalents	185.2	(0.4)	1.8	(1.2)	185.4
Cash and Cash Equivalents, Beginning of Year	49.7	2.2	6.3	—	58.2
Cash and Cash Equivalents, End of Period	$234.9	$1.8	$8.1	$(1.2)	$243.6

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

Net Cash Provided by Operating Activities	$27.8	$113.0	$7.5	$(43.0)	$105.3

Cash Flows from Investing Activities
Payments for capital expenditures	—	(21.1)	(1.2)	—	(22.3)
Payment for equity contributions	(6.0)	—	—	6.0	—
Payments for equity distributions	18.9	—	—	(18.9)	—
Net Cash Provided by (Used in) Investing Activities	12.9	(21.1)	(1.2)	(12.9)	(22.3)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	775.0	—	—	—	775.0
Proceeds from issuance of term loan	175.0	—	—	—	175.0
Payment to Ralcorp	(900.0)	—	—	—	(900.0)
Repayments of long-term debt	(2.2)	—	—	—	(2.2)
Change in net investment of Ralcorp	—	(21.3)	(18.1)	—	(39.4)
Payments of debt issuance costs	(17.7)	—	—	—	(17.7)
Proceeds from repayment of notes receivable from Ralcorp	—	—	7.8	—	7.8
Proceeds from equity contributions	—	—	6.0	(6.0)	—
Payments for equity distributions	—	(61.9)	—	61.9	—
Net Cash Provided (Used) by Financing Activities	30.1	(83.2)	(4.3)	55.9	(1.5)
Effect of Exchange Rate Changes on Cash	—	—	0.3	—	0.3

Net Increase in Cash and Cash Equivalents	70.8	8.7	2.3	—	81.8
Cash and Cash Equivalents, Beginning of Year	—	—	1.7	—	1.7
Cash and Cash Equivalents, End of Period	$70.8	$8.7	$4.0	$—	$83.5

Note 19 — Subsequent Events
Preferred Stock Dividend
On July 9, 2013, the Company's Board of Directors declared a quarterly dividend of $0.9375 per share, representing a pro-rata payment for the dividend period from the date of May 15, 2013 to August 14, 2013, on the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The dividend will be paid on August 15, 2013 to preferred shareholders as of August 1, 2013.

Termination of Credit Facility
On July 10, 2013, the Company provided notice to Barclays Bank PLC, as Administrative Agent, that it was terminating the revolving credit facility under the Credit Facility dated as of February 3, 2012 (as amended from time to time among the Company, the institutions from time to time party as lenders thereto, and Barclays Bank PLC.)  The credit agreement provided for a $175.0 million revolving credit facility and a $175.0 million term loan facility.  On February 28, 2013, the Company repaid the outstanding principal and accrued interest on the term loan facility using the proceeds from a preferred stock offering completed in February 2013. As of June 30, 2013, the Company had no outstanding principal obligations under the revolving credit facility or the term loan facility.  The revolving credit facility had a maturity date of February 3, 2017.
Issuance of Senior Notes
On July 18, 2013, the Company issued an additional $350.0 principal value of its 7.375% senior notes due February 2022 under the existing indenture. These additional notes were issued at 105.75% of principal value for total proceeds, before expenses, of $370.1.
Acquisition of Premier Nutrition Corporation
On August 2, 2013, the Company announced that it had signed a definitive agreement to acquire Premier Nutrition Corporation for $180.0, subject to a working capital adjustment. The Company anticipates completing the all cash transaction by September 2013, subject to customary closing conditions including the expiration of waiting periods required under antitrust laws and the receipt of necessary third party consents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2012. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following items:

•	the impact of our separation from Ralcorp Holdings, Inc. (“Ralcorp”) and risks relating to our ability to operate effectively as a stand-alone, publicly traded company, including, without limitation:

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to effectively migrate to our own information technology systems;

•	our ability to achieve benefits from our separation;

•	our obligations to indemnify Ralcorp if the separation is taxable under certain circumstances;

•	restrictions on our taking certain actions due to tax rules and covenants with Ralcorp;

•	changes in our cost structure, management, financing and business operations;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	consolidations among the consumer goods, retail grocery and foodservice industries;

•	our ability to continue to compete in our product markets against manufacturers of both branded and private label products and our ability to retain our market position;

•	our ability to recognize the expected benefits of the closing of our Modesto, California manufacturing facility;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in consumer demand for ready-to-eat cereals;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes or work stoppages by our employees;

•	legal and regulatory factors, including changes in food safety, advertising and labeling laws and regulations;

•	disruptions or inefficiencies in supply chain;

•	fluctuations in foreign currency exchange rates;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plan;

•	loss of key employees;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	business disruptions caused by information technology failures; and

•	other risks and uncertainties included under "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2012.
Business
We are a manufacturer, marketer and distributor of branded and private label ready-to-eat cereals and snacks in the United States and Canada. Post’s products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, drug stores, natural foods stores, convenience stores and the foodservice channel in North America. Our products are primarily manufactured through flexible production platforms at one of our five facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; Niagara Falls, Ontario; and Eugene, Oregon.
We operate in two segments which are aligned by business unit, Post Foods and Attune Foods. The Post Foods segment manufactures and markets products under several brand names, including Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts® and Honeycomb®. The Attune Foods segment manufactures and markets branded products under brand names including Attune®, Uncle Sam®, Erewhon®, Golden Temple™, Peace Cereal®, Sweet Home Farm® and Willamette Valley Granola Company™, in addition to private label products.
Executive Summary
The following table summarizes our consolidated operational results for the periods indicated (dollars in millions).

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

Net Sales	$257.3	$241.9	$742.4	$711.7
Operating Profit	24.2	41.5	83.4	106.0
Net sales increased $15.4 million for the three months ended June 30, 2013 compared to the prior year comparable period. This increase includes $10.7 million related to current year acquisitions. Operating profit declined $17.3 million for the three months ended June 30, 2013 compared to the prior year comparable period due to current year accelerated depreciation and restructuring costs associated with the closing of our Modesto, CA manufacturing facility as well as higher holding company costs incurred as we complete our separation from Ralcorp and establish our own stand-alone systems and processes.
Net sales for the nine months ended June 30, 2013 were $742.4 million, up $30.7 million, including $13.5 million from current year acquisitions. Operating profit declined $22.6 million for the nine months ended June 30, 2013 compared to the prior year comparable period primarily due to a shift in product mix to lower margin products, increased holding company costs and incremental costs associated with the closure of our Modesto facility.
Recent Events
Modesto Facility Closure
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
During the three months ended June 30, 2013 we incurred approximately $7.8 million of expense related to the plant closing. This includes $4.8 million of accelerated depreciation on plant assets recorded in cost of goods sold and approximately $3.0 million of employee termination benefits recorded as restructuring expense.

Acquisition of certain assets of Hearthside Foods
On May 28, 2013, we completed our acquisition of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions for $160.0 million.
Segment Results
In connection with the current year acquisitions of Attune Foods, Inc. and certain assets of Hearthside Food Solutions we have determined that we now operate in two reportable segments, Post Foods and Attune Foods. The Post Foods segment includes predominately the Post branded business and the Attune Foods segment combines the results of the Attune Foods, acquired in December 2012, and the Hearthside private label and branded businesses, acquired in May 2013.
Segment results are evaluated on segment profit, which excludes corporate costs, costs associated with restructuring activities and debt service costs. Segment sales and profitability for the three and nine months ended June 30, 2013 and 2012, respectively, are presented below.
Post Foods segment operating results
(dollars in millions)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net sales	$246.6	$241.9	$728.9	$711.7
Segment profit	42.5	48.7	125.2	125.0
Net sales and segment profit for the Post Foods segment for both the three and nine months ended June 30, 2013 have been impacted by higher volumes and the continuing shift of product mix to products with lower average net selling prices compared to the prior year, resulting in lower profit margins. The decrease in average net selling prices is also the result of higher trade and promotion spending, which included higher slotting fees resulting from a higher level of new product introductions in the current year. The increase in volume is primarily the result of increases in co-manufactured product sales, private label sales and sales of our value sized Good Morenings brand cereals.
Net sales for the three months ended June 30, 2013 increased $4.7 million, or 1.9%, on 7.0% higher volumes partially offset by a 4.8% decline in average net selling prices. Volume increases were led by our Honey Bunches of Oats brand with a 7.1% gain over prior year. Additional volume gains were achieved from our private label and co-manufacturing agreements. For the nine months ended June 30, 2013, net sales were up $17.2 million, or 2.4%, on a 5.1% volume improvement over prior year offset by a 2.6% decline in average net selling prices. Year to date volume improvements have been driven by growth in our Great Grains, Grape Nuts and Good Morenings brands. Additionally, we had meaningful growth from new product offerings associated with private label and co-manufacturing agreements.
Segment profit declined $6.2 million to 17.2% of segment sales for the three months ended June 30, 2013. Profit declines were primarily driven by the mix shift to lower margin products and higher trade spending, including higher slotting fees. Additionally, we incurred an incremental $2.8 million of advertising and promotions expense in the current year compared to below average prior year spending levels. For the nine months ended June 30, 2013, segment profit increased modestly while segment profit margin declined 0.4 percentage points. Segment profit margin declines were the result of a combination of unfavorable product mix, higher trade spending, including higher slotting fees for new product introductions, and higher total commodity costs in the current year.
Attune Foods segment operating results
(dollars in millions)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net sales	$10.8	$—	$13.6	$—
Segment profit (loss)	0.2	—	(0.4)	—
Net sales for the Attune Foods segment were $10.8 million and $13.6 million for the three and nine months ended June 30, 2013, respectively, which includes $0.1 million of sales to the Post segment. Segment profit of $0.2 million and loss of $(0.4) million for the three and nine months ended June 30, 2013, respectively, was negatively impacted by acquisition accounting related inventory valuation adjustments of $0.9 million and $1.4 million for the respective periods.

Corporate and other non-segment expenses
(dollars in millions)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
General corporate expenses and other	$10.7	$7.2	$33.6	$17.4
Accelerated depreciation on plant closure	4.8	—	4.8	—
Restructuring expenses	3.0	—	3.0	—
Interest expense	19.2	16.1	60.0	44.2
Income tax expense	1.6	9.6	7.3	24.3
General corporate expenses and other includes costs to support the corporate entity and includes certain administrative and back office functions of the consolidated company, Post Holdings, Inc. For the three and nine months ended June 30, 2013, the corporate expenses have increased $3.5 million and $16.2 million, respectively. These increases are primarily related to the incremental costs needed to operate as a stand alone entity versus an operating segment of Ralcorp.
As previously mentioned, we incurred significant costs in connection with the planned closure of our Modesto facility. Accelerated depreciation expense of $4.8 million is related to the change in estimated useful lives and anticipated fair value of certain plant and equipment assets. Restructuring expenses are comprised of $1.7 million curtailment expense related to our defined benefit pension plan covering employees at the Modesto plant and $1.3 million of estimated severance expense that will be cash settled as the impacted employees are terminated from employment.
Interest expense was $19.2 million for the three months ended June 30, 2013, compared to $16.1 million for the three months ended June 30, 2012. The increase is driven primarily by the $250.0 million increase in outstanding debt through the issuance of our senior notes in October 2012.
Interest expense was $60.0 million for the nine months ended June 30, 2013, compared to $44.2 million for the nine months ended June 30, 2012. The increase is driven primarily by debt incurred at the time of our spin-off from Ralcorp in February 2012 and the $250.0 million increase in outstanding debt through the issuance of our senior notes in October 2012.
Income tax expense was $1.6 million, which represents an effective income tax rate of 32.0% for the three months ended June 30, 2013, compared to an effective income tax rate of 37.8% for the same period a year ago. For the nine months ended June 30, 2013, income tax expense was $7.3 million, an effective income tax rate of 31.2%, compared to an expense of $24.3 million, and an effective income tax rate of 38.3%, for the nine months ended June 30, 2012. The decrease in the effective income tax rate for the three months ended June 30, 2013 versus the same time period a year ago was primarily the result of the impact of an uncertain tax position taken on our 2012 short-period tax return. The decrease in the effective income tax rate for the nine months ended June 30, 2013 compared to the year ago period was primarily the result of the aforementioned uncertain tax position and the effect of certain non-deductible transaction costs incurred the prior year.
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
Short-term financing needs primarily consist of working capital requirements, interest payments on our senior notes and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity.

The following tables show recent cash flow data, which is discussed below (dollars in millions).

	Nine months ended June 30,
	2013	2012
Cash provided by operating activities	$66.2	$105.3
Cash used by investing activities	(187.0)	(22.3)
Cash provided (used) by financing activities	306.8	(1.5)
Effect of exchange rate changes on cash	(0.6)	0.3
Net increase in cash and cash equivalents	$185.4	$81.8
Cash provided by operating activities for the nine months ended June 30, 2013 decreased $39.1 million compared to the prior year period. The decrease includes incremental cash of $15.0 million provided by the premium received on the issuance of our senior notes in the current year. After reducing current year operating cash flows for this item, the decrease from the prior year period was $54.1 million. This decrease was primarily driven by $22.3 million of unfavorable working capital changes during the nine months ended June 30, 2013 when compared to working capital changes in fiscal 2012 as result of the timing of our trade accounts payable and advertising and promotions payments. Additionally, we made interest payments totaling $40.1 million in fiscal 2013. In fiscal 2012, prior to our spin-off from Ralcorp, we were not required to cash settle interest expense.
Cash used in investing activities for the nine months ended June 30, 2013 increased $164.7 million compared to the prior year period. The increase was driven primarily by $169.2 million paid to complete two business acquisitions. This increase was partially offset by lower capital expenditures in the current year. The prior year capital expenditures included the purchase of our corporate office building and related furniture and fixtures.
Cash provided by financing activities was $306.8 million for the nine months ended June 30, 2013 compared to $(1.5) million used in the prior year period. The increase is primarily driven by the proceeds from issuance of additional debt of $250.0 million and the net proceeds from the issuance of preferred stock of $234.0 million partially offset by payment of related debt issuance costs and the $170.6 million principal repayment on our term loan during the nine months ended June 30, 2013.
Debt Covenants
Under the terms of our senior secured credit facility, as amended, we are required to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of June 30, 2013, we were in compliance with all such financial covenants. On July 10, 2013, we canceled our senior secured credit facility.
Critical Accounting Policies and Estimates
The following discussion is presented pursuant to the United States Securities and Exchange Commission’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” The policies below are both important to the presentation of Post’s financial condition and results and require management’s most difficult, subjective or complex judgments.
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
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the SEC on December 13, 2012. There have been no significant changes to our critical accounting policies and estimates since September 30, 2012. As discussed in greater detail in our Annual Report on Form 10-K for the year ended September 30, 2012, we incurred impairment losses related to goodwill and certain of our indefinite lived trademarks during fiscal years 2011 and 2010. While we incurred no impairment losses during fiscal 2012, the estimated fair values for two of our trademarks only slightly exceeded their respective carrying values as of September 30, 2012. During the nine months ended 2013 there have been no changes in our long-term expectations for these trademarks, however, we will continue to monitor our actual performance against our long-range estimates. Future unfavorable changes in our assumptions affecting the valuation of these trademarks would likely result in an impairment, which could be material to our financial statements.

Recently Issued Accounting Standards
See Note 2 of “Notes to Condensed Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2013, we have indebtedness in the form of senior secured notes with a principal value of $1,025.0 million (the “Notes”) and our senior secured credit facility, as amended, (the “Credit Facility”) which consists of an unfunded revolving credit facility with $173.9 million of available capacity after consideration of $1.1 million of letters of credit outstanding.
The Notes bear fixed rate interest of 7.375% per annum. Interest payments on the Notes are due semi-annually each February 15 and August 15. The maturity date of the Notes is February 15, 2022.
On July 10, 2013, the Company provided notice to Barclays Bank PLC, as administrative agent, that it was terminating the revolving credit facility under the Credit Facility dated as of February 3, 2012 (as amended from time to time) among the Company, the institutions from time to time party thereto as lenders, and Barclays Bank PLC.  The credit agreement provided for a $175 million revolving credit facility and a $175 million term loan facility.  On February 28, 2013, the Company repaid the outstanding principal and accrued interest on the term loan facility using the proceeds from a preferred stock offering completed in February 2013. As of June 30, 2013, the Company had no outstanding principal obligations under the revolving credit facility or the term loan facility.  The revolving credit facility had a maturity date of February 3, 2017.

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
Changes in Internal Control Over Financial Reporting
On July 1, 2013 we implemented stand-alone information technology systems separate from Ralcorp.  These stand-alone systems, which were replicated from the Ralcorp information systems the Company had been utilizing since its separation from Ralcorp in February 2012, were utilized by the Company for the completion of its third quarter financial reporting cycle.  Controls and procedures related to these stand-alone information systems have been, or are in the process of being, implemented.
In connection with the Company's acquisitions in fiscal 2013, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures.  As a result, the process may result in additions or changes to the Company's internal control over financial reporting. The Company's fiscal 2013 acquisitions will be excluded from management's assessment of internal control over financial reporting as of September 30, 2013.
The internal control procedures described above represent the only changes in internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

10.21	Senior Management Bonus Program, as amended and restated effective October 1, 2012
10.34*	Asset Purchase Agreement by and between Hearthside Food Solutions, LLC and Post Acquisition Sub I, LLC dated as of May 8, 2013
31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2013
31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2013
32.1	Certification of William P. Stiritz and Robert V. Vitale, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2013
101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	August 8, 2013	By:	/s/ Robert V. Vitale
Robert V. Vitale
Chief Financial Officer