Form 10-K
period 2013-09-30
Post Holdings, Inc.
filed 2013-11-27
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of these terms in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2013, the last day of the registrant’s second quarter, was $1,379,983,347.
Number of shares of Common Stock, $.01 par value, outstanding as of November 11, 2013: 32,688,799

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2013, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:
•our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing;

•	the impact of our separation from Ralcorp Holdings, Inc. (“Ralcorp”) and risks relating to our ability to operate effectively as a stand-alone, publicly traded company;

•	changes in our cost structure, management, financing and business operations;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to recognize the expected benefits of the closing of our Modesto, California manufacturing facility;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes or work stoppages by our employees;

•	legal and regulatory factors, including changes in food safety, advertising and labeling laws and regulations;

•	disruptions or inefficiencies in supply chain;

•	fluctuations in foreign currency exchange rates;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plans;

•	loss of key employees;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	business disruptions caused by information technology failures; and

•	other risks and uncertainties included under “Risk Factors” in this document.
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

PART I
ITEM 1.    BUSINESS
INTRODUCTION
Post Holdings, Inc. is a Missouri corporation incorporated on September 22, 2011. Our principal executive offices are located at 2503 S. Hanley Road, St. Louis, Missouri 63144. Post manufactures and markets products under brand names that include Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, and Honeycomb®. With recent acquisitions, Post’s portfolio of brands now also includes Attune®, Uncle Sam®, Erewhon®, Golden Temple™, Peace Cereal®, Sweet Home Farm®, Willamette Valley Granola Company™, Premier Protein® and Joint Juice®. Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries and, for periods prior to our separation from Ralcorp Holdings, Inc. (“Ralcorp”), the Branded Cereal Business of Ralcorp.
We are a manufacturer, marketer and distributor of branded and private label ready-to-eat cereals, snacks and active nutrition products in the United States and Canada. Our Post Foods business is the third largest seller of ready-to-eat cereals in the United States with a 10.4% share of retail sales (based on retail dollar sales) for the 52 week period ended September 28, 2013, based on Nielsen’s expanded All Outlets Combined (xAOC) information. Nielsen’s xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (Sam’s & BJs), some dollar retailers (Dollar General, Family Dollar & Dollar Tree) and military.
On February 3, 2012, Post completed its legal separation via a tax free spin-off (the “Spin-Off”) from Ralcorp (Ralcorp was subsequently acquired by ConAgra Foods, Inc. on January 29, 2013). In the Spin-Off, Ralcorp shareholders of record on January 30, 2012, received one share of Post common stock for every two shares of Ralcorp common stock held. On February 6, 2012, Post common stock began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company. In 2012, we had a single operating segment. As a result of recent acquisitions, Post now operates in three reportable segments: Post Foods, Attune Foods and Active Nutrition. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Attune Foods segment includes premium healthy and organic cereals and snacks and includes the business of Attune Foods, Inc., which we acquired in December 2012, and certain assets of the Hearthside Food Solutions private label and branded cereal, granola and snack businesses, which we acquired in May 2013. The Active Nutrition segment includes the business of Premier Nutrition Corporation (“PNC”), which we acquired in September 2013. The Active Nutrition segment markets and distributes high protein bars and shakes as well as nutritional supplements.
Most of our products are manufactured through a flexible production platform at one of five primary facilities, four of which are owned by us, and are sold through a variety of channels such as grocery stores, mass merchandisers, club stores and drug stores. Post Foods’ products are manufactured at facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; and Niagara Falls, Ontario. Attune Foods’ products are predominately manufactured at our facility located in Eugene, Oregon, with a handful of its brands produced at co-manufacturing sites. PNC’s products are manufactured under co-manufacturing agreements at various third party facilities located in the United States. Over 85% of our products are sold to customers within the United States.
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report contains financial and other information concerning our business developments and operations and are incorporated into this Item 1.
Additional information about us, including our Form 10, Form 10-K, Forms 10-Q, Forms 8-K, other securities filings (and amendments thereto), press releases and other important announcements, is available at our website at www.postholdings.com or the Security and Exchange Commission’s (“SEC”) website at www.sec.gov (for securities filings only). These documents can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC. Our Corporate Governance Guidelines, Standards of Business Conduct for Officers and Employees, Director Code of Ethics, and the charters of the Audit and Corporate Governance and Compensation Committees of our board of directors are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600). The information on our website is not part of this report.
Our Businesses
Post Foods Segment
The Post Foods segment manufactures, markets and sells branded and private label ready-to-eat cereal products. Post Foods leverages the strength of its brands, category expertise, and over a century of institutional knowledge to create a diverse portfolio of cereals that enhance consumer satisfaction. Our diverse portfolio of brands includes:

Honey Bunches of Oats
Honey Bunches of Oats is the fourth largest brand of ready-to-eat cereal in the United States with a 4.4% dollar market share of retail sales in xAOC for the 52-week period ended September 28, 2013, based on information available from Nielsen. Honey Bunches of Oats was launched in 1989 and has experienced substantial growth over the past 20+ years. The brand has been supported with strong marketing programs and R&D driven new product introductions. Honey Bunches of Oats is the second highest ranked ready-to-eat cereal brand by market share among Hispanics, based on information from Nielsen, driven by the taste profile of the product as well as strong marketing campaigns.
We believe growth potential exists for Honey Bunches of Oats in the ready-to-eat cereal category through continued new product innovation, ongoing quality improvements and consistent marketing support. In addition, we believe we can leverage the Honey Bunches of Oats trademark and our research and development capabilities to expand into adjacent product categories.
Pebbles
Pebbles was launched in 1971 and has been a consistently strong performer in the sweetened sub-category of the ready-to-eat cereal category, with a 1.8% dollar market share of retail sales in xAOC for the 52-week period ended September 28, 2013, based on information available from Nielsen.
Great Grains
We believe Great Grains has been well received in the marketplace since its re-launch in fiscal 2011 and we plan to continue our focus on growing consumer awareness and continuing the brand’s momentum. In the 52-week period ended September 28, 2013, Great Grains dollar consumption volume grew 8.6% and package consumption increased by 9.0% versus the prior year driven by the strong advertising campaign launched in support of the brand and expanded product distribution. We plan to continue to invest in the Great Grains brand through innovation and advertising optimization.
Honeycomb and Golden Crisp
Fiscal year 2013 was a strong year for the Honeycomb and the Golden Crisp brands. Resulting from successful marketing and consumer incentives, both brands grew in 2013. The marketing initiative included social media campaigns, graphics improvements and highlighting product improvements. Additionally, in 2013, we launched a new bag packaging format for these brands, which is targeted towards value-oriented consumers.
Other Key Brands
Grape-Nuts was one of the first ready-to-eat cereals, originally commercialized in 1897. This iconic brand continues to be a profitable and important part of the Post portfolio. We also plan on investing and continuing to build great brands, such as Post Raisin Bran, Alpha-Bits and Shreddies. We plan on stabilizing the Post Shredded Wheat business by building penetration among adults through new promotional and public relations plans focused on strong health and wellness attributes.
Attune Foods Segment
Our Attune Foods segment allows us to further participate in the high-growth all-natural cereal and snack category. It includes the business of Attune Foods, Inc., which we acquired in December 2012, as well as certain assets of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions, which we acquired in May 2013. Through this segment, we manufacture and market branded premium healthy and organic cereals and snacks, including Uncle Sam high fiber cereals, Attune chocolate probiotic bars and Erewhon gluten-free cereals and organic graham crackers. Attune Foods also includes the Golden Temple, Peace Cereal, Sweet Home Farm and Willamette Valley Granola Company brands as well as a private label granola business. Our Attune Foods segment’s brands have a long history of innovative brand leadership and growth, including:

•
Erewhon: Erewhon has been making and selling organic foods since 1966. Its cereals include organic whole wheat raisin bran, organic rice cereals, organic corn cereals and organic buckwheat cereal, and are made of non-GMO ingredients and feature eight certified gluten-free flavors. The Erewhon brand also includes organic graham cracker snacks.

•	Attune: In 2006, Attune launched the world’s first probiotic bar, which is also gluten free and is available in three flavors.

•	Uncle Sam: The Uncle Sam brand has been selling products for over 100 years. The brand, launched in 1908, includes four natural, high fiber cereals.

•	Peace Cereal: All Peace Cereal products are non-GMO verified and include a variety of cereals and granolas. Peace Cereal continues to increase its share in the natural and specialty foods segment.

•
Willamette Valley Granola Company: Since 1973, Willamette Valley Granola Company branded products have been manufactured using all natural, non-GMO ingredients. Products include various flavors of granola and granola chips.

•	Sweet Home Farm: The Sweet Home Farm brand is a value brand granola product targeted to conventional grocery channels. The brand provides five varieties of granola.

•
Golden Temple: Created in 1972, the Golden Temple product line features more than 20 varieties of granola made from non-GMO ingredients. These products are primarily sold in the bulk foods section of both conventional and natural/specialty retailers.

Active Nutrition Segment
Our Active Nutrition segment includes the business of PNC, which we acquired in September 2013. This acquisition provides us with a platform to participate in the growing active nutrition and supplements category. Through this segment, we market and distribute premium protein beverages and foods under the Premier Protein brand and nutritional joint health supplements under the Joint Juice brand.
The Premier Protein brand participates in the approximately $9 billion sports nutrition and weight loss category. The brand offers nutritious products for mainstream consumers, including lean protein shakes and bars in a variety of flavors. The shake products were first launched in 2007 with a chocolate shake and have grown over the years with the addition of new flavors as well as single-serving shake products which launched in early 2013. Premier Protein’s lean protein bars were first introduced in 1999. We plan to continue to introduce new products in convenient sizes and packaging formats, including various flavors of protein crisp bars and powder shake mixes.
Our Active Nutrition segment also includes the Joint Juice brand, which sells ready-to-drink beverages and other liquid-based solutions designed to keep joints healthy and flexible. Joint Juice is the leading joint health beverage option in the market and the third overall joint health brand in the market. The Joint Juice Supplement Drink is the brand’s original offering, which is offered in two flavors and is available nationally in 6-pack and 30-pack packaging. The Joint Juice On-The-Go Drink Mix is a mix that dissolves into water to make the Joint Juice Supplement Drink. The Joint Juice Easy Shot and Extra Strength Supplements are fast absorbing concentrated liquid supplements that act as an alternative to pills and that can be taken straight or mixed with another juice or beverage.
Marketing
We believe that our marketing efforts are fundamental to the success of our business. Advertising and marketing expenses were $118.4 million, $126.4 million and $117.3 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively. We develop marketing strategies specific to each existing or new product line. We have directed our advertising and promotion efforts to sustain and grow the support of our brands. Our marketing efforts are focused on building brand equity and loyalty, attracting new consumers to and increasing consumption of our branded ready-to-eat cereal products. Our consumer-targeted marketing campaigns include television, digital and print advertisements, coupon offers, co-marketing arrangements with complementary consumer product companies and co-op advertising with select retail customers. Our internet and social media efforts are an important component of our overall marketing and brand awareness strategy. We use these tools both to educate consumers about the nutritional value of our products as well as for product promotion and consumer entertainment.
Our Active Nutrition segment uses traditional outdoor, print and digital advertising and social media as well as more targeted grass roots programs such as sampling events and business drops in order to increase brand awareness and loyalty at both national and local levels. Our Attune Foods segment utilizes digital and social media to heighten brand awareness among consumers seeking organic, gluten-free and non-GMO products, as well as in-store demonstrations and retailer-driven promotions to encourage consumers to try our products.
Sales Organization
We sell Post Foods’ products primarily to grocery, mass merchandise, supercenters, club store and drug store customers through an internal sales staff and broker organizations. We also sell to military, internet and food service channels. We also utilize broker, distribution or similar arrangements for sales of Post Foods products outside the United States.
Our sales organization collaborates with customers to develop strong merchandising programs to help drive the sale of Post Foods’ products. We believe cereal is a core staple for consumers and drives shopping frequency, making it a key center-of-store, highly promoted destination category for retailers. Our sales organization works to develop strong merchandising programs to meet customer needs, such as prominent in-store merchandising displays, which also helps drive overall sales for Post. Additionally, we collaborate with retailers on integrated marketing efforts and share shopper insights to help generate sales. We have also created the Market Development Organization (the “MDO”) to maximize the efforts of our entire sales team. The MDO supports sales in customer planning, trade funding and management, category development and reporting and analytics.
Our Attune Foods segment’s sales and marketing functions are located in its Eugene, Oregon headquarters and Scottsdale, Arizona offices and are led by an internal staff supported by a strong broker network that services the natural and conventional grocery channels. Attune Foods products are sold in natural and specialty grocery stores, such as Whole Foods and Trader Joe’s, and conventional grocery stores. Our Active Nutrition segment uses a flexible sales model that combines a national direct sales force and broker network.
Research and Development
Post Foods has a team of research and development, quality and packaging development professionals, most of whom are located at our Battle Creek, Michigan facility. Our Attune Foods segment has a research and development pilot plant and laboratory on-site at its Eugene, Oregon facility, and our Active Nutrition segment utilizes a multi-sourced research and development platform to develop and launch new products. Our research and development capabilities span ingredients, grains and packaging technologies; product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations.
We incurred expenses of approximately $8.6 million, $7.9 million and $7.6 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively, for research and development activities.
Manufacturing, Distribution and Administrative Facilities
Most of our products are manufactured in the United States and Canada in five manufacturing facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; Niagara Falls, Ontario; and Eugene, Oregon. All of these facilities are owned by us except for the Eugene, Oregon facility which is leased. We consider all of our manufacturing facilities to be in good condition and suitable for our present needs. In April 2013, management announced its decision to close the Modesto, California facility as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014. The Active Nutrition segment’s products are manufactured under co-manufacturing agreements at various third party facilities located in the United States.
Post Foods distributes its products through distribution centers strategically-located in Battle Creek, Michigan; Columbus, Ohio; Olive Branch, Mississippi; Redlands, California; Cedar Rapids, Iowa; and two in Toronto, Canada. We own and operate the Battle Creek distribution center. Our remaining distribution centers are third-party owned and operated. With our acquisition of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions, we added a leased distribution center which we operate in Eugene, Oregon for our Attune Foods segment, as well as several third-party managed forward warehouses. Our sales staff is supported by a customer accounting group responsible for the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.
We use a variety of widely-used ready-to-eat cereal manufacturing processes in multiple facilities, providing a flexible manufacturing platform that may facilitate growth, operational flexibility and opportunities for cost-optimization.
In addition, we lease: approximately 28,000 square feet of administrative office space in Parsippany, New Jersey; approximately 7,700 square feet of administrative office space in Toronto, Canada; and approximately 15,000 square feet of administrative office space in Emeryville, California. Our executive offices are located in St. Louis, Missouri in an office building that we own with approximately 29,000 square feet of space and in an office building we lease with approximately 10,700 square feet of space. We also lease approximately 6,000 square feet in Irvine, California and approximately 4,900 square feet in Rogers, Arkansas to house certain members of our Post Foods sales force.
Sourcing and Inventory Management
Raw materials used in our businesses consist of ingredients and packaging materials. The principal ingredients are agricultural commodities, including wheat, oats, other grain products, vegetable oils, fruits, almonds and other tree nuts, milk and soy based proteins, cocoa, corn syrup and sugar. The principal packaging materials are linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging and cartonboard.
We purchase raw materials from local, regional, national and international suppliers. The Attune Foods segment identifies raw material sources to ensure that its products meet the standards and certification requirements for non-GMO, organic, gluten-free and whole grain. Prices paid for raw materials can fluctuate widely due to weather conditions, labor disputes, government policies and regulations, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations or other unforeseen circumstances. The supply of raw materials can be impacted by the same factors that can impact their price. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain ingredients and packaging needed for production. Although the prices of the principal raw materials can be expected to fluctuate, we believe such raw materials to be in adequate supply and generally available from numerous sources.
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
Trademarks and Intellectual Property
We own a number of trademarks that are critical to the success of our businesses, including Post®, Honey Bunches of Oats®, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Grape-Nuts®, Honeycomb®, Attune®, Uncle Sam®, Erewhon®, Peace Cereal®, Sweet Home Farm®, Premier Protein® and Joint Juice®. Our trademarks are in most cases protected through registration in the United States and most other markets where the related products are sold.
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
Seasonality
Demand for our products has generally been approximately level throughout the year, although demand for certain promotional products may be influenced by holidays, changes in seasons or other events.
Customers
Our key customers include all major channels of distribution, including retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drug stores, health food stores and foodservice distributors across the U.S. and Canada.
Our top ten customers represent approximately 55% of gross sales for fiscal year 2013, and our largest customer, Walmart, accounted for approximately 20% of net sales during such period.
For the fiscal years ended September 30, 2013, 2012 and 2011, sales to locations outside of the United States were approximately 14%, 14% and 13% of total net sales, respectively.
Competition
Post Foods faces intense competition from large manufacturers of branded ready-to-eat cereal, as well as manufacturers of private and value brand ready-to-eat cereals. Top branded ready-to-eat cereal competitors include Kellogg, General Mills and Quaker Oats (owned by PepsiCo). Leading private brand and value brand manufacturers of ready-to-eat cereal include Ralcorp (owned by ConAgra), Malt-O-Meal and Gilster Mary Lee. We believe that pressure from private brand manufacturers is minimized, however, due to the promotional nature of the ready-to-eat cereal category. Attune Foods’ competitors are those in the non-GMO and organic cereal and granola category, including Kashi (owned by Kellogg), Cascadian Farms (owned by General Mills), Nature’s Path and Weetabix. Our Active Nutrition segment’s competitors include manufacturers of sports nutrition and weight loss products such as Nestlé, Unilever, Abbott Nutrition, Glanbia Foods, NBTY, Clif Bar and CytoSport.
The categories in which we operate are highly sensitive to both pricing and promotion. In addition, our customers do not typically commit to buy predetermined amounts of products. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy dynamic, emerging consumer preferences. The industries in which we operate are expected to remain highly competitive in the foreseeable future.
Growth Strategy
We believe Post can deliver growth in revenue and earnings organically and through acquisitions. Our current growth strategy includes:

•
A consumer-oriented focus on innovation and application of food science. We believe that, in order to generate organic growth, we must constantly innovate around changes in consumer behavior, through product, packaging and pricing;

•	A customer-focused partnership orientation. We believe our prospects are linked with our trade partners. Accordingly, we seek to organize and execute around our customers’ needs;

•	Creative and dynamic product management; and

•	Investing in categories that are growing and/or consolidating or in opportunities that enhance the scale benefits or cost structures of our core businesses.

Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada are subject to local and national regulations similar to those applicable to our business in the United States. As a producer and distributor of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the Food and Drug Administration, Department of Commerce and Federal Trade Commission in the United States as well as similar regulatory agencies in Canada. Products that do not meet these regulatory standards may be considered to be adulterated and/or misbranded and subject to recall.
Our facilities, like those of similar businesses, are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act in the United States and similar regulatory agencies in Canada. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. Additionally, some of the food commodities on which our business relies are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.
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
The Environmental Protection Agency (“EPA”) and related environmental governmental agencies issued a notice that Post may be liable for improper air emissions at the Modesto, California facility. In September 2013, we entered into a consent decree with the EPA and related agencies, and pursuant to the decree, we agreed to pay a penalty of $0.6 million. We anticipate we will be indemnified for a significant portion of any remediation and penalties by a previous owner of the facility.
Employees
We have approximately 1,600 employees as of November 15, 2013, of which approximately 1,400 are in the United States and approximately 200 are in Canada. Currently, approximately 40% of our employees are unionized. None of our Attune Foods or Active Nutrition employees are subject to a collective bargaining agreement. We, or Ralcorp on our behalf prior to the Spin-Off, have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe that our relations with employees and their representative organizations are good.
Executive Officers
The section below provides information regarding our executive officers as of November 15, 2013:
William P. Stiritz, age 79, has been the Chairman of our Board of Directors and Chief Executive Officer since February 2012. Prior to joining Post, Mr. Stiritz served as the Chairman of the Board of Directors of Ralcorp Holdings, Inc. from 1994 until February 2012.
Terence E. Block, age 65, has been our President and Chief Operating Officer since January 2012. Prior to joining Post, Mr. Block was the President of North American Pet Foods for Nestle Purina PetCare Company from January 2002 until December 2011.
James L. Holbrook, age 54, has served as Executive Vice President, Marketing since October 2011. Prior to joining Post, he served as Chief Executive Officer of EMAK Worldwide, Inc., a family of marketing services agencies, from 2005 through September 2011.
Robert V. Vitale, age 47, has served as our Chief Financial Officer since October 2011. He served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services from 2006 until 2011.
Jeff A. Zadoks, age 48, has served as our Corporate Controller since October 2011 and serves as the Company’s principal accounting officer. Mr. Zadoks most recently served as Senior Vice President and Chief Accounting Officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as Vice President and Corporate Controller from December 2003 until January 2010.
Diedre J. Gray, age 35, has served as our Senior Vice President – Legal and Corporate Secretary since December 2011 and our General Counsel effective September 1, 2012. Ms. Gray most recently served as Associate General Counsel and Assistant Secretary at MEMC Electronic Materials, Inc. (now named SunEdison, Inc.), a semiconductor and solar wafer manufacturing company. Previously, Ms. Gray was an attorney at Bryan Cave LLP from 2003 to 2010.

Available Information
We make available free of charge through our website (www.postholdings.com) reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site containing these reports and proxy and information statements at http://www.sec.gov. Any materials we file can be read and copied online at that site or at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, on official business days during the hours of 10:00 am and 3:00 pm. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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
We compete in the ready-to-eat cereal category with competitors that represent larger shares of category sales. Our products face strong competition from competitors for shelf space and sales. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy dynamic consumer preferences. Some of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase marketing or lose market share, any of which could have a material adverse effect on our business and financial results. This high level of competition could result in a decrease in our sales volumes. In addition, increased trade spending or advertising or reduced prices on our competitors’ products may require us to do the same for our products which could impact our margins and volumes. If we did not do the same, our revenue, profitability and market share could be adversely affected.
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
We focus primarily on producing and selling ready-to-eat cereal products. Because of our product concentration in our Post Foods segment, any decline in consumer demand or preferences, including diet-driven changes, for ready-to-eat cereals or any other factor that adversely affects the ready-to-eat cereal market could have a material adverse effect on our business, financial condition or results of operations. We could also be adversely affected if consumers lose confidence in the healthfulness, safety or quality of ready-to-eat cereals or ingredients. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.
Economic downturns could limit consumer demand for our products.
The willingness of consumers to purchase our products depends in part on general or local economic conditions. In periods of economic uncertainty, consumers may purchase more generic, private brand or value brands and may forgo certain purchases altogether. In those circumstances, we could experience a reduction in sales of our products. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect profit margins. Any of these events could have an adverse effect on our results of operations.
Commodity price volatility and higher energy costs could negatively impact profits.
The primary commodities used by our businesses include wheat, nuts (including almonds), sugar, edible oils, corn, oats, cocoa, milk and soy based protein and our primary packaging includes linerboard cartons, corrugated boxes and flexible and beverage packaging. In addition, our manufacturing operations use large quantities of natural gas and electricity. The cost of such commodities may fluctuate widely and we may experience shortages in commodity items as a result of commodity market fluctuations, availability, increased demand, weather conditions and natural disasters as well as other factors outside of our control. Higher prices for natural gas, electricity and fuel may also increase our production and delivery costs. Changes in the prices charged for our products may lag behind changes in our energy and commodity costs. Accordingly, changes in commodity or energy costs may limit our ability to maintain existing margins and have a material adverse effect on our operating profits. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.
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
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Intangibles and goodwill expected to contribute indefinitely to our cash flows are not amortized, but our management reviews them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could negatively impact our net worth and could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations. During fiscal years 2011 and 2010 we incurred impairment losses related to goodwill and trademark intangible assets and in fiscal 2013, we had an additional impairment of trademark intangible assets.We could have additional impairments in the future. See further discussion of these impairment losses in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 6 of “Notes to Consolidated Financial Statements” of our Audited Consolidated Financial Statements.
If we pursue strategic acquisitions, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
From time to time, we evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, all of which could singly or collectively adversely affect our results of operations and financial condition.
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
Our ability to raise prices for our products may be adversely affected by a number of factors, including but not limited to industry supply, market demand, and promotional activity by competitors. If we are unable to increase prices for our products as may be necessary to cover cost increases, our results of operations could be adversely affected. In addition, price increases typically generate lower sales volumes as customers then purchase fewer units. If these losses are greater than expected or if we lose distribution as a result of a price increase, our results of operations could be adversely affected.

Loss of a significant customer may adversely affect our results of operations.
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our top ten customers represented approximately 55% of our gross sales for fiscal year 2013, and our largest customer, Wal-Mart Stores, Inc., accounted for approximately 20% of our net sales in each of fiscal 2013, 2012 and 2011. Additionally, our Active Nutrition segment has a high concentration of sales in the club category with approximately 90% of sales to two customers. The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food retailers, super centers and mass merchandisers. The competition to supply products to these high-volume stores is intense. Currently, we do not have long-term supply agreements with a substantial number of our customers, including our largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of merchandise purchased from us, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. In the event of a loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, our sales may be adversely affected.
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
In coordination with our suppliers, business partners and contract manufacturers, our ability to make, move and sell products is critical to our success. Damage or disruption to our collective manufacturing or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain.
We are currently dependent on third party manufacturers to manufacture products for our Active Nutrition segment.  Our business could suffer as a result of a third-party manufacturer’s inability to produce our products for us on time and to our specifications.
Our Active Nutrition segment does not own or operate any manufacturing facilities, and therefore we rely on independent third parties for the manufacture of this segment’s products, such as protein bars and shakes.  The Active Nutrition segment’s business could be materially affected if we fail to develop or maintain our relationships with these third parties, if one of these third parties ceases doing business with us or goes out of business.  Additionally, we cannot be certain that we will not experience operational difficulties with these third-party manufacturers, such as increases in manufacturing costs, reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. The inability of a third party manufacturer to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards could have a material adverse impact on our business.
Termination of our material licenses would have a material adverse effect on our business.
We manufacture and market our Pebbles™ products in the United States, Canada and several other locations pursuant to a long-term intellectual property license agreement. This license gives us the exclusive right (subject only to an exception regarding the sale of similar products in amusement and theme parks) to use the Flintstones characters in connection with breakfast cereal and to sell all Pebbles™ branded cereal products in those regions. If we were to breach any material term of this license agreement and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the

Flintstones characters or the Pebbles™ brand for this or any other reason, the loss of such rights could have a material adverse effect on our business.
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
We have operations and assets in the United States and Canada. Our consolidated financial statements are presented in U.S. dollars. We therefore, must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of the Canadian dollar may negatively affect the value of these items in our consolidated financial statements. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our consolidated results of operations and financial position may be negatively affected.
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
The food production and marketing industry is subject to a variety of federal, state, local and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. In the U.S. we are regulated by, among other federal and state authorities, the U.S. Food and Drug Administration, U.S. Federal Trade Commission and the U.S. Departments of Commerce and Labor. We are also regulated by similar authorities abroad. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, any and/or all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, because we market and advertise our products, we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any and/or all of which could have a material adverse effect on our business.
As a publicly traded company, we are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements may result in an increase in expenses and a diversion of management’s time.
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

Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, and/or require additional resources to restore our supply chain.
We may experience losses or be subject to increased funding and expenses to our qualified pension plans, which could negatively impact our profits.
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
Technology failures could disrupt our operations and negatively impact our business.
We increasingly rely on information technology systems to process, transmit and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Such interruptions could negatively impact our business.
From the date of our separation from Ralcorp to July 1, 2013, Ralcorp provided the majority of our information technology services under the Transition Services Agreement we entered into in connection with the separation. On July 1, 2013, we completed the migration off of Ralcorp’s systems onto our own systems; however, we expect to continue to rely on Ralcorp for troubleshooting and support during a transition period subsequent to the migration. While no significant issues have surfaced to date, there can be no assurance that significant issues will not arise as we perform complete business cycles for the first time on our own systems and such issues could have a material adverse effect on the business.
Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, copyrights and licenses, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and the policing of third party misuses of our intellectual property. Our failure to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm our business.
We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any and/or all of which could have a negative impact on our operating profits and harm our future prospects.
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
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, employment matters, environmental matters or other aspects of our business. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial position, cash flows or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our financial position, cash flows or results of operations.
Our pending acquisition of Dakota Growers may not be consummated.
On September 15, 2013, we entered into a stock purchase agreement with Viterra Inc. to acquire all of the stock of Agricore United Holdings, Inc. (“Agricore”). Agricore is the parent company of Dakota Growers Pasta Company, Inc., a manufacturer of dry pasta for retail and institutional markets. The closing of the acquisition is subject to various closing conditions, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which has been obtained), the receipt by Post of certain audited financial statements for Agricore, the divestiture by Agricore of certain unrelated businesses, as well as other customary closing conditions. We currently expect that the acquisition will occur in January 2014, subject to satisfaction or waiver of all applicable closing conditions. There can be no assurance, however, that all closing conditions will be satisfied and, if they are satisfied, that they will be satisfied in or prior to January 2014 in order for the closing to occur as of such date.
The stock purchase agreement may be terminated by the mutual consent of Viterra and Post and under certain other circumstances, including if the closing has not occurred by February 28, 2014. Pursuant to the terms of the stock purchase agreement, we deposited $37 million with a third party escrow agent, which will be credited against the purchase price if the transaction closes. If the closing does not occur, the deposit will be returned to us, unless the closing does not occur due to a breach by us of the stock purchase agreement, in which case it will be payable to Viterra. This offering is not conditioned on the consummation of the acquisition of Dakota Growers, and if the acquisition is not consummated, the proceeds would be available to us for general corporate purposes, which could include, among other things, financing future acquisitions.
Risks Related to Recent Financing Transactions
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and which could adversely affect our business.
We have a significant amount of debt. We had $1,375.0 million in aggregate principal amount of total debt as of September 30, 2013. Additionally, in November 2013, we issued $525.0 million principal value of 6.75% senior notes due December 2021. Our leverage could:

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

The indentures governing our senior notes contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
The indentures governing our senior notes contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests, maintain certain financial ratios and restrict our ability to incur additional indebtedness and/or refinance our existing indebtedness. The terms of these financing arrangements will, and any future indebtedness may, impose various restrictions and covenants on us that could limit our ability to pay dividends, respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions may include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:

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
To service our indebtedness and other cash needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to satisfy our other debt obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.
If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we may consider other options, including:
•sales of assets;
•sales of equity;
•reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or
•negotiations with our lenders to restructure the applicable debt.
Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all.
Risks Related to our Separation from Ralcorp
Our historical financial results as a business segment of Ralcorp may not be representative of our results as a separate, stand-alone company.
A portion of the historical financial information we have included in this document has been derived from the consolidated financial statements and accounting records of Ralcorp. Our historical financial information accordingly does not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a separate, stand-alone company during the periods presented or those that we may achieve in the future primarily as a result of the following factors:

•
Prior to the separation, our business was operated by Ralcorp as part of its broader corporate organization, rather than as an independent company. Ralcorp or one of its affiliates performed various corporate functions for us, including, but not limited to, legal, treasury, accounting, auditing, risk management, information technology, human resources, corporate affairs, tax administration, certain governance functions (including compliance with the

Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical financial results for periods prior to the separation include allocations of corporate expenses from Ralcorp for these and similar functions. These allocations may be less than the comparable expenses we incur as a separate publicly traded company;

•
Prior to the separation, our business was integrated with the other businesses of Ralcorp. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. The loss of the benefits of doing business as part of Ralcorp could have an adverse effect on our results of operations and financial condition;

•
Prior to the separation, our working capital requirements and capital for our general corporate purposes, including advertising and trade promotions, research and development and capital expenditures, were satisfied as part of the corporate-wide cash management policies of Ralcorp. In connection with the separation, we incurred substantial indebtedness, as discussed above; and

•
The cost of capital for our business may be higher than Ralcorp’s cost of capital prior to the separation because Ralcorp’s cost of debt prior to the separation may have been lower than ours following the separation.

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
Potential liabilities that would adversely affect our financial condition and our results of operations may arise due to fraudulent transfer considerations.
In connection with the separation, Ralcorp undertook financing transactions which, along with the separation and the financing transactions involving us, may be subject to federal and state fraudulent conveyance and transfer laws. If a court were to determine under these laws that, at the time of the separation, any entity involved in these transactions or the separation:

•	was insolvent;

•	was rendered insolvent by reason of the separation;

•	had remaining assets constituting unreasonably small capital; or

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured, the court could void the separation, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our shareholders to return to Ralcorp some or all of the shares of our common stock issued pursuant to the separation, or require Ralcorp or us, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally speaking, however, an entity would be considered insolvent if the fair value of its assets were less than the amount of its liabilities or if it incurred debt beyond its ability to repay the debt as it matures.
We may have a significant indemnity obligation to Ralcorp if the separation and/or certain related transactions are treated as a taxable transaction.
We are a party to a Tax Allocation Agreement with Ralcorp, which sets out each party’s rights and obligations with respect to federal, state, local and foreign taxes for periods before and after the separation (including taxes that may arise if the separation and/or certain related transactions do not qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended, or the “Code”) and related matters such as the filing of tax returns and the conduct of the parties in Internal Revenue Service (“IRS”) and other audits.
Ralcorp received a private letter ruling from the IRS to the effect that, among other things, the separation and certain related transactions qualify for tax-free treatment under the Code. In addition, Ralcorp obtained an opinion from its legal counsel substantially to the effect that, among other things, the separation and certain related transactions qualify for tax-free treatment under the Code. The private letter ruling from the IRS is not binding on the IRS if the factual representations or assumptions made therein are untrue or incomplete in any material respect. Furthermore, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling is based upon representations by Ralcorp that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling.
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
Notwithstanding receipt by Ralcorp of the private letter ruling and opinion of counsel, the IRS could determine that the separation and/or certain related transactions should be treated as taxable transactions if it determines that any of the representations, assumptions or undertakings which were included in the request for the private letter ruling is false or has been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling. Furthermore, events subsequent to the distribution could cause Ralcorp to recognize gain on the separation, including as a result of Section 355(e) of the Code.
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
The distribution of Post would be taxable to Ralcorp if such distribution was part of a “plan or series of related transactions” pursuant to which one or more persons acquires directly or indirectly stock representing a 50% or greater interest (by vote or value) in Ralcorp or Post. Under current U.S. federal income tax law, acquisitions that occur during the four-year period that begins two years before the date of the distribution are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the distribution. U.S. Treasury regulations currently in effect generally provide that whether an acquisition and a distribution are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the U.S. Treasury regulations. In addition, the U.S. Treasury regulations provide several “safe harbors” for acquisitions that are not considered to be part of a plan.
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
In addition, the covenants in, and our indemnity obligations under, the Tax Allocation Agreement may limit our ability to take certain actions, pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. The Tax Allocation Agreement contains covenants that restrict us from taking any action which could be reasonably expected to cause the separation and certain related transactions not to be tax free.
Our ability to operate our business effectively may suffer if we do not establish our own financial, administrative and other support functions necessary to operate as a separate, stand-alone company, and the transition services Ralcorp has agreed to provide may not be sufficient for our needs.
Prior to the separation, we relied on financial, administrative and other resources, including the business relationships, of Ralcorp to support the operation of our business. While we have established independent systems for many purposes, Ralcorp continues to provide us certain transition services and is expected to do so until 2014. We may not be able to adequately replace those resources or replace them at the same cost, and we may not be able to successfully put in place the financial, operational and managerial resources necessary to operate independently within the time periods prescribed by the Transition Services Agreement. Unanticipated delays in transitioning from the services Ralcorp provides could lead to duplicative costs and other inefficiencies. Any failure or significant downtime in our own financial or administrative systems or in Ralcorp’s financial or administrative systems during the transition period, or delays or inefficiencies caused by the acquisition of Ralcorp by ConAgra Foods, Inc., could impact our results or prevent us from performing other administrative services and financial reporting on a timely basis and could materially harm our business, financial condition and results of operations.
Our agreements with Ralcorp involve conflicts of interest and may therefore have materially disadvantageous terms to us.
We have certain agreements with Ralcorp, including the Separation and Distribution Agreement, Tax Allocation Agreement, Employee Matters Agreement and Transition Services Agreement which set forth the main terms of the separation and provide a framework for our relationship with Ralcorp following the separation. The terms of these agreements and the separation were determined at a time when we were still part of Ralcorp and therefore involve conflicts of interest. Accordingly, such agreements may not reflect terms that could have been reached on an arm’s-length basis between unaffiliated parties, which could have been materially more favorable to us.
We may incur material costs and expenses which could adversely affect our profitability as a result of our separation from Ralcorp.
As a result of our separation from Ralcorp, we may incur costs and expenses greater than those we incurred prior to the separation. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human resources related functions. It is possible that these costs will be material to our business.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to perform a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on their audit of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. As of September 30, 2013, management had determined that our internal control over financial reporting is effective.
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
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this annual report or for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions.
Provisions in our articles of incorporation and bylaws and provisions of Missouri law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Our articles of incorporation, bylaws and Missouri law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and which incentivize prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

•
anti-takeover provisions of Missouri law which may prevent us from engaging in a business combination with an interested shareholder, or which may deter third parties from acquiring amounts of our common stock above certain thresholds; and

•	limitations on the right of shareholders to remove directors.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our principal properties are our owned manufacturing locations and our administrative offices, both owned and leased, shown in the following table. Some properties include on-site warehouse space. We own our principal executive offices in St. Louis, Missouri. Our leases are generally long-term. Certain of our owned real property are subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. We generally believe each location or facility provides adequate capacity for current and anticipated future customer demand.

Locations	Size (Sq. Ft.)	Purpose	Segment
Battle Creek, MI	1,920,000	Cereal manufacturing	Post Foods
Jonesboro, AR	320,000	Cereal manufacturing	Post Foods
Modesto, CA	282,000	Cereal manufacturing	Post Foods
Niagara Falls, ON, Canada	190,000	Cereal manufacturing	Post Foods
Eugene, OR	135,000	Cereal and snack manufacturing	Attune Foods
Eugene, OR	30,000	Finished goods warehouse	Attune Foods
St. Louis, MO	29,000	Principal executive offices	Corporate
Parsippany, NJ	28,000	Administrative office space	Post Foods
Emeryville, CA	15,500	Administrative office space	Active Nutrition
St. Louis, MO	10,700	Administrative office space	Corporate
Toronto, ON, Canada	7,700	Administrative office space	Post Foods
Irvine, CA	6,000	Sales and administrative	Post Foods
Rogers, AR	4,900	Sales and administrative	Post Foods

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
For a description of certain proceedings involving environmental matters which were pending at September 30, 2013, see “Governmental Regulation and Environmental Matters” on page 7.
ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “POST.” There were approximately 6,750 shareholders of record on November 15, 2013. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities restrict, and future credit facilities may restrict our ability to pay dividends. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30, 2013
	High	Low
First Quarter	$36.12	$29.76
Second Quarter	43.14	33.72
Third Quarter	47.80	41.61
Fourth Quarter	49.32	40.15

Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of fiscal 2013.
Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Post common stock, (b) the Russell 2000 index and (c) a peer group composed of 17 U.S.-based public companies in the food and consumer packaged goods industries. The peer group, which is labeled “New Peer Group”, companies are: B&G Foods, Inc.; Brown-Forman Corporation; Coca-Cola Bottling Co.; Cott Corporation; Darling International Inc.; Diamond Foods, Inc.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; The Hillshire Brands Company; J&J Snack Foods Corp.; Pinnacle Foods Inc.; Sanderson Farms, Inc.; Snyder’s-Lance, Inc.; Sunopta Inc. and TreeHouse Foods Inc. Compared to the prior year, or the “Old Peer Group”, changes include the removal of Central European Distribution Corporation and Imperial Sugar Company, as they are no longer publicly traded companies, and Green Mountain Coffee Roasters, Inc. and Monster Beverage Corporation were replaced by The Hillshire Brands Company and Pinnacle Foods Inc., which have been deemed to be more comparable companies. This graph covers the period from February 6, 2012 (the first day our common stock began “when-issued” trading on the NYSE) through September 30, 2013.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among Post Holdings, Inc., the Russell 2000 Index, New Peer Group and Old Peer Group

180.00
160.00
140.00
120.00
100.00
80.00
60.00
6-Feb-12
30-Mar-12
29-Jun-12
28-Sep-12
31-Dec-12
28-Mar-13
28-Jun-13
30-Sep-13
Post Holdings
Russell 2000 Index
New Peer Group
Old Peer Group

* $100 invested on 2/6/12 in stock or index.
Performance Graph Data

	Post ($)	Russell 2000 Index ($)	New Peer Group ($)	Old Peer Group($)
2/6/2012	100.00	100.00	100.00	100.00
3/30/2012	122.46	100.23	102.94	100.59
6/29/2012	114.35	96.39	105.56	103.70
9/28/2012	111.79	101.10	105.49	92.97
12/31/2012	127.37	102.53	103.88	96.40
3/28/2013	159.65	114.87	120.89	106.17
6/28/2013	162.37	118.00	122.87	121.46
9/30/2013	150.13	129.63	127.55	118.05
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

ITEM 6.    SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY
(in millions, except per share data)

	Year Ended September 30,
(dollars in millions, except per share data)	2013 (d)	2012	2011	2010	2009
Statements of Operations Data
Net sales	$1,034.1	$958.9	$968.2	$996.7	$1,072.1
Cost of goods sold	609.2	530.0	516.6	553.7	570.8
Gross profit	424.9	428.9	451.6	443.0	501.3
Selling, general and administrative expenses	294.4	274.5	239.5	218.8	272.7
Amortization of intangible assets	14.6	12.6	12.6	12.7	12.6
Restructuring expenses (a)	3.8	—	—	—	—
Impairment of goodwill and other intangible assets (b)	2.9	—	566.5	19.4	—
Other operating expenses, net	1.4	2.7	1.6	1.3	0.8
Operating profit (loss)	107.8	139.1	(368.6)	190.8	215.2
Interest expense	85.5	60.3	51.5	51.5	58.3
Other (income) expense	—	(1.6)	10.5	(2.2)	—
Earnings (loss) before income taxes	22.3	80.4	(430.6)	141.5	156.9
Income tax provision (benefit)	7.1	30.5	(6.3)	49.5	55.8
Net earnings (loss)	15.2	49.9	(424.3)	92.0	101.1
Preferred stock dividends	(5.4)	—	—	—	—
Net earnings (loss) available to common stockholders	$9.8	$49.9	$(424.3)	$92.0	$101.1

Earnings (Loss) Per Share (c)
Basic	$0.30	$1.45	$(12.33)	$2.67	$2.94
Diluted	$0.30	$1.45	$(12.33)	$2.67	$2.94

Statements of Cash Flows Data
Depreciation and amortization	$76.8	$63.2	$58.7	$55.4	$50.6
Cash provided (used) by:
Operating activities	$119.2	$144.0	$143.8	$135.6	221.1
Investing activities	(423.8)	(30.9)	(14.9)	(24.3)	(36.7)
Financing activities	648.8	(57.1)	(132.1)	(112.4)	(183.3)

Balance Sheet Data
Cash and cash equivalents	$402.0	$58.2	$1.7	$4.8	$5.7
Working capital (excl. cash, cash equivalents, and restricted cash)	82.0	25.1	(0.7)	68.0	39.5
Total assets	3,473.8	2,732.3	2,723.2	3,348.0	3,368.1
Debt, including short-term portion	1,408.6	945.6	784.5	716.5	716.5
Other liabilities	116.3	129.2	104.9	90.7	78.3
Total equity	1,498.6	1,231.5	1,434.7	2,061.7	2,023.3
____________

(a)	For information about restructuring expenses, see Note 4 of “Notes to Consolidated Financial Statements.”

(b)	For information about the impairment of goodwill and other intangible assets, see “Critical Accounting Policies and Estimates” and Notes 2 and 6 of “Notes to Consolidated Financial Statements.”

(c)
Earnings (loss) per share for the fiscal years ended September 30, 2011, 2010 and 2009 are calculated assuming weighted-average shares outstanding of 34.4 million shares which represents the amount of common shares outstanding following the distribution of one share of Post common stock for every two shares of Ralcorp common stock and the retention of approximately 6.8 million shares by Ralcorp. For these periods, there are no dilutive shares as there were no actual shares or share-based awards outstanding prior to the distribution.

(d)
The data in this column includes results from the fiscal 2013 acquisitions from the respective date of acquisition through September 30, 2013. See Note 5 of “Notes to Consolidated Financial Statements.”

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

RESULTS OF OPERATIONS
Overview
We are a manufacturer, marketer and distributor of branded and private label ready-to-eat cereals, snacks and active nutrition products in the United States and Canada. Our Post Foods business is the third largest seller of ready-to-eat cereals in the United States with a 10.4% share of retail sales (based on retail dollar sales) for the 52 week period ended September 28, 2013, according to Nielsen. Most of our products are manufactured through a flexible production platform consisting of five primary facilities, four of which are owned by us, and sold through a variety of channels such as grocery stores, mass merchandisers, club stores and drug stores.
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
On February 3, 2012, Post completed its legal separation via a tax free spin-off (the “Spin-Off”) from Ralcorp (Ralcorp was subsequently acquired by ConAgra Foods, Inc. on January 29, 2013). In the Spin-Off, Ralcorp shareholders of record on January 30, 2012, received one share of Post common stock for every two shares of Ralcorp common stock held. On February 6, 2012, Post began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company. In 2012, we had a single operating segment. As a result of recent acquisitions, Post now operates in three reportable segments: Post Foods, Attune Foods and Active Nutrition. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Attune Foods segment manufactures and distributes premium natural organic cereals and snacks and is comprised of the business of Attune Foods, Inc., which we acquired in December 2012, and certain assets of the Hearthside Food Solutions private label and branded cereal, granola and snack businesses, which we acquired in May 2013. The Active Nutrition segment includes the business of Premier Nutrition Corporation (“PNC”), which we acquired in September 2013. The Active Nutrition segment manufactures and sells high protein shakes and bars as well as nutritional supplements. Our portfolio of brands includes diverse offerings such as Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Attune®, Uncle Sam®, Erewhon®, Golden Temple™, Peace Cereal®, Sweet Home Farm®, Willamette Valley Granola Company™, Premier Protein® and Joint Juice®.
The following table summarizes key data and items affecting comparability that we believe are important for you to consider as you read the consolidated results analysis discussions below.

	Year Ended September 30,
(dollars in millions, except per share data)	2013	2012	2011
Net Sales	$1,034.1	$958.9	$968.2
Gross Profit	424.9	428.9	451.6
Operating Profit (Loss)	107.8	139.1	(368.6)
Net Earnings (Loss)	15.2	49.9	(424.3)

Diluted Earnings per Share	$0.30	$1.45	$(12.33)

Accelerated Depreciation on Plant Closure	$9.6	$—	$—
Restructuring Expenses	3.8	—	—
Acquisition Related Costs	4.1	—	—
Spin-Off Non-Recurring Costs	8.9	12.5	2.8
Impairment of Goodwill and Other Intangible Assets	2.9	—	566.5

Summary of 2013 compared to 2012
Financial results in fiscal 2013 benefitted from volume and net sales gains when compared to fiscal 2012, fueled by acquisitions as well as growth within our Post Foods business. Net sales were negatively impacted in 2013 by lower average net selling prices resulting from a continuing shift of mix and package sizes to products with lower net selling prices and from higher trade promotion spending largely for slotting fees for new product introductions. Despite the top line revenue growth, operating profit margin decreased approximately 410 basis points to $107.8 million as several items negatively impacted operating results relative to 2012. These items include acquisition related costs, restructuring expenses and accelerated depreciation related to the closure of our Modesto, California facility, impairment of intangible assets and Spin-Off non-recurring costs (in both 2013 and 2012).
Summary of 2012 compared to 2011
Operating profit margin increased $507.7 million in 2012 as compared to 2011 primarily due to goodwill and intangible asset impairments of $566.5 million recorded in 2011. Excluding the impact of this item, operating profit margin decreased approximately 590 basis points in 2012 compared to 2011. Financial results in fiscal 2012 were negatively impacted by higher raw materials costs (primarily grains and sugar), a decline in sales volume and Spin-Off non-recurring costs, partially offset by higher average net selling prices.
Net Sales

	Year Ended September 30,
(dollars in millions)	2013	2012	2011
Net Sales	$1,034.1	$958.9	$968.2
Net sales from recent acquisitions:
Attune Foods (includes Hearthside Food Solutions)	37.8	—	—
Premier Nutrition Corporation	13.9	—	—

Fiscal 2013 compared to 2012
Net sales, which increased approximately 8% to $1,034.1 million in 2013, were positively impacted by acquisitions and higher volumes, partially offset by a continuing shift of product mix to products with lower net selling prices. Excluding the impact of acquisitions, net sales increased 2%. Volume increases have been driven by growth in our Great Grains, Good Morenings, Grape-Nuts, and Post Raisin Bran brands, partially offset by declines in our Post Shredded Wheat and Pebbles brands. Additionally, we had meaningful growth from new product offerings associated with private label and co-manufacturing agreements.
Fiscal 2012 compared to 2011
Net sales for the year ended September 30, 2012 decreased $9.3 million, or 1%, compared to prior year, primarily driven by a 3% decline in overall volumes, partially offset by higher average gross and net selling prices. For the fiscal year, Honey Bunches of Oats and Pebbles volumes were down 2% and 6%, respectively, versus the prior year, however, Great Grains experienced a year over year volume increase of 10%.
Margins

	Year Ended September 30,
(% of net sales)	2013	2012	2011
Gross Profit	41.1%	44.7%	46.6%
Selling, general and administrative expenses	28.5%	28.6%	24.7%
Amortization of intangible assets	1.4%	1.3%	1.3%
Restructuring expenses	0.4%	—%	—%
Impairment of goodwill and other intangible assets	0.3%	—%	58.5%
Other operating expenses, net	0.1%	0.3%	0.2%
Operating Profit (Loss)	10.4%	14.5%	(38.1)%

Fiscal 2013 compared to 2012
Gross profit margins were 41.1% in 2013, down from 44.7% in 2012. Gross profit margin declines were driven by lower net selling prices, $9.6 million of accelerated depreciation related to the closing of our Modesto, California facility, and $5.3 million higher raw material costs (primarily grains, fruits and packaging partially offset by favorable sugar and nuts). Gross profit margins were also impacted by the 2013 acquisitions of the lower margin Attune and PNC businesses.
Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased slightly from 28.6% in 2012 to 28.5% in 2013. Excluding the impact of acquisitions, SG&A as a percentage of net sales increased 0.5 percentage points. The increase in SG&A was primarily due to higher compensation related costs resulting from an increase in head count, partially offset in the prior year by higher transition services agreement (“TSA”) charges, as well as higher cash and noncash stock based compensation expense in the current year of $7.0 million, acquisition related costs of $2.7 million for transactions that were signed, and spending of $3.0 million for due diligence on potential acquisitions that were not signed. These negative impacts were partially offset by lower Spin-Off non-recurring costs of $3.6 million in the current year as compared to 2012. Advertising and promotion costs decreased $10.0 million for the Post Foods segment, returning to an amount consistent with historical levels. Advertising spending was increased in 2012 to provide advertising support for our overall brand portfolio in line with our strategy to stabilize our market share in the ready-to-eat ("RTE") cereal category. Advertising and promotion spending in 2013 for acquired businesses was approximately $2.0 million.
Total amortization expense for the current year was $14.6 million compared to $12.6 million last year. The increase is due to amortization recorded in the current year related to the acquired intangible assets of Attune Foods and PNC.
Operating profit as a percentage of net sales decreased to 10.4% from 14.5%. This decrease was driven by lower gross margins and increased amortization expense, partially offset by slightly lower SG&A expenses as a percentage of net sales, all of which are described above. In addition to the items previously discussed, operating profit was negatively impacted by $3.8 million of restructuring expenses related to the closure of our Modesto, California facility as well as an impairment charge of $2.9 million related to our Post Shredded Wheat and Post brand trademarks.
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
SG&A as a percentage of net sales increased by 3.9 percentage points. SG&A was negatively impacted by $12.5 million of costs incurred to effect the separation of Post from Ralcorp and to begin transitioning Post to stand-alone processes and procedures during the fiscal year 2012. Excluding the effect of these costs, SG&A as a percentage of net sales increased from 24.7% in 2011 to 27.3% in 2012. This increase was driven by $9.1 million of increased advertising and promotion costs to provide advertising support for our overall brand portfolio in line with our strategy to stabilize our market share in the RTE cereal category. The remaining increase was driven by incremental holding company costs and higher operating company overhead for the new direct sales force and higher bonus costs partially offset by lower warehousing and broker expense.
Operating profit as a percentage of net sales increased to 14.5% from negative 38.1%. Excluding the impact of the prior year impairment charge of $566.5 million, operating profit margin decreased from 20.4% to 14.5%. See Notes 2 and 6 in the “Notes to Consolidated Financial Statements” for further information regarding the impairment charge. This decrease was primarily driven by lower sales and margin compression in the current year and due to increases in SG&A as previously described.
Restructuring Costs
In April 2013, we announced management’s decision to close our manufacturing facility located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014. During the year ended September 30, 2013, we incurred approximately $13.4 million of expenses related to the plant closing. This includes $9.6 million of accelerated depreciation on plant assets recorded in “Cost of goods sold” and approximately $3.8 million of employee termination benefits recorded as “Restructuring expense.” Upon completion of the transfer and start-up of production to other facilities, we expect to achieve net pretax annual cash manufacturing cost savings of approximately $14.0 million.
Acquisition Related Costs
During the year ended September 30, 2013, we incurred approximately $2.7 million of expenses, recorded as “Selling, general and administrative expenses,” primarily attributable to professional service fees related to fiscal 2013 acquisitions of substantially all of the assets of Attune Foods, Inc., certain assets of Hearthside Food Solutions, and PNC as well as the announced acquisition of Dakota Growers Pasta Company which is expected to close in January 2014. In addition, we recorded a one-time expense in the amount of $1.4 million, recorded as “Cost of goods sold,” related to a step-up adjustment of acquired inventory.
Spin-Off Non-Recurring Costs
In fiscal 2013, 2012 and 2011, we incurred separation related costs of $8.9 million, $12.5 million and $2.8 million, respectively. These costs are primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the TSA. All of the costs described above are reported as a component of “Selling, general and administrative expenses.” For more information on our transactions with Ralcorp refer to Note 19 in the “Notes to Consolidated Financial Statements.”
Impairment of Goodwill and Other Intangible Assets
During September 2013, we concluded two indefinite-lived trademarks were impaired and we recorded impairment losses of $0.2 million for our Post Shredded Wheat brand and $2.7 million for our Post brand to record these trademarks at their estimated current fair values of $25.4 million and $178.4 million, respectively. During fiscal 2011, we recorded non-cash impairment charges totaling $566.5 million. These charges consisted of a goodwill impairment of $427.8 million and trademark impairment charges of $138.7 million. For more information, refer to “Critical Accounting Policies and Estimates” as well as Notes 2 and 6 in the “Notes to Consolidated Financial Statements”.
Interest Expense
Interest expense increased $25.2 million to $85.5 million for the year ended September 30, 2013 compared to fiscal 2012. The increase is driven primarily by the increase in outstanding debt through the issuance of an additional $600.0 million of our 7.375% Senior Notes (the “Senior Notes”) as well as an increase in our weighted average interest rate. The increase in the weighted average interest rate is due to a change in debt mix with the repayment of our lower rate term loan during the year and the aforementioned increase in the Senior Notes.
Interest expense increased $8.8 million to $60.3 million for the year ended September 30, 2012. The increase is driven primarily by the increase in outstanding debt through the issuance of $775.0 million of Senior Notes and a $175.0 million term loan in connection with our separation from Ralcorp. Prior year interest expense and current year interest expense up to the date of separation from Ralcorp was related to debt obligations of Ralcorp which were assumed from Kraft in the August 2008 acquisition of Post. See Note 14 in the “Notes to Consolidated Financial Statements” and below in “Liquidity and Capital Resources” for further discussion of our indebtedness and related interest expense.
Income Taxes
Income tax expense was $7.1 million, which represents an effective income tax rate of 31.8%, for the year ended September 30, 2013, compared to $30.5 million and an effective income tax rate of 37.9% for the year ended September 30, 2012. The prior year effective tax rate was unfavorably impacted by tax expense related to an uncertain tax position of $2.7 which we took on our short period tax return for the period starting with the separation from Ralcorp and ending on September 30, 2012. The prior year effective income tax rate was also unfavorably impacted by $4.6 million of non-deductible outside service expenses incurred to effect the Company’s separation from Ralcorp, which resulted in incremental income tax expense of approximately $1.8 million. Excluding the effect of these items, our effective tax rate for the year ended September 30, 2012 would have been approximately 32.3%.
Income tax expense was a benefit of $6.3 million and an effective income tax rate of 1.5% (negative), for the year ended September 30, 2011. The 2011 annual effective tax rate was significantly impacted by the nondeductible goodwill impairment expense incurred during the fourth quarter of fiscal 2011. Excluding the effect of the goodwill impairment charge and the effect of the Domestic Production Activities Deduction (“DPAD”) discussed below, our effective tax rate for 2011 would have been approximately 28.6%.
The effective income tax rates for fiscal years 2013, 2012 and 2011 were all favorably impacted by the effects of the DPAD. The DPAD is a U.S. federal deduction of a percentage of taxable income from domestic manufacturing. For all three years, the DPAD percentage was 9% of qualifying taxable income.

Segment Results

	Year Ended September 30,
(dollars in millions)	2013	2012	2011
Net Sales
Post Foods	$982.8	$958.9	$968.2
Attune Foods	37.8	—	—
Active Nutrition	13.9	—	—
Eliminations	(0.4)	—	—
Total	$1,034.1	$958.9	$968.2

Segment Profit
Post Foods	$168.1	$165.9	$206.0
Attune Foods	2.5	—	—
Active Nutrition	1.0	—	—

Segment Profit Margin
Post Foods	17%	17%	21%
Attune Foods	7%	n/a	n/a
Active Nutrition	7%	n/a	n/a

Post Foods
Fiscal 2013 compared to 2012
Net sales and segment profit for the Post Foods segment for the year ended September 30, 2013 have been impacted by higher volumes and lower average net selling prices compared to the prior year. The decrease in average net selling prices is the result of a continuing shift of mix and package sizes to products with lower average net selling prices and higher trade spending, which included higher slotting fees of approximately $9.0 million resulting from a higher level of new product introductions in the current year.
Net sales increased 2% to $982.8 million on 5% higher volumes partially offset by a 2% decline in average net selling prices. Volume increases have been driven by growth in our Great Grains, Good Morenings, Grape-Nuts, and Post Raisin Bran brands, partially offset by declines in our Post Shredded Wheat and Pebbles brands. Honey Bunches of Oats volume was flat in the current year as compared to 2012. Additionally, we had meaningful growth from new product offerings associated with private label and co-manufacturing agreements.
Segment profit increased $2.2 million to $168.1 million for the year ended September 30, 2013. The increase was driven by volume increases and reduced advertising and promotion spending, partially offset by lower net selling prices and higher raw materials costs.
Fiscal 2012 compared to 2011
Net sales for the year ended September 30, 2012 decreased $9.3 million or 1% compared to prior year, primarily driven by a 3% decline in overall volumes which was only partially offset by higher average gross and net selling prices. For the fiscal year, Honey Bunches of Oats and Pebbles volumes were down 2% and 6%, respectively, versus prior year, however, Great Grains experienced a year over year volume increase of 10%.
Segment profit decreased from $206.0 million in 2011 to $165.9 million in 2012. Declines were primarily driven by $26.5 million of higher raw material costs (primarily grains and sugar) as well as 3% lower overall volumes, $7.4 million of unfavorable other manufacturing costs primarily driven by unfavorable fixed absorption due to lower production volumes, and $3.3 million of higher freight costs.
Attune Foods
Net sales for the Attune Foods segment were $37.8 million for the year ended September 30, 2013 (including $0.4 million of sales to the Post Foods segment). Segment profit of $2.5 million for the year ended September 30, 2013, was negatively impacted by acquisition accounting related inventory valuation adjustments of $1.4 million.

Active Nutrition
Net sales for the Active Nutrition segment (consisting solely of the results of the current year acquisition of PNC in September 2013) were $13.9 million for the year ended September 30, 2013. The segment contributed $1.0 million to operating results in fiscal 2013.
LIQUIDITY AND CAPITAL RESOURCES
On October 25, 2012 and July 18, 2013, we issued an incremental $250.0 million and $350.0 million, respectively, of aggregate principal value of Senior Notes. The Senior Notes were issued at prices of 106% and 105.75% of par value, respectively.
In February 2013, we authorized and issued approximately 2.4 million shares of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. We received net proceeds of $234.0 million after paying fees and expenses of approximately $7.5 million related to the offering.
On February 28, 2013, we repaid the outstanding principal and accrued interest on the term loan facility using the proceeds from the February 2013 preferred stock offering.
On July 18, 2013, we terminated the revolving credit facility under the Credit Facility dated as of February 3, 2012.
On November 18, 2013, we issued $525.0 million principal value of 6.75% senior notes due in December 2021.
The following table shows cash flow data for fiscal years 2013, 2012 and 2011, which is discussed below.

	Year Ended September 30,
(dollars in millions)	2013	2012	2011
Cash provided by operating activities	$119.2	$144.0	$143.8
Cash used in investing activities	(423.8)	(30.9)	(14.9)
Cash provided by (used in) financing activities	648.8	(57.1)	(132.1)
Effect of exchange rate changes on cash	(0.4)	0.5	0.1
Net increase (decrease) in cash and cash equivalents	$343.8	$56.5	$(3.1)
Historically, we have generated and expect to continue to generate positive cash flows from operations, supported by favorable operating income margins. We believe our cash on hand, cash flows from operations and our access to capital markets will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives. There can be no assurance that we would be able to obtain additional financing on terms acceptable to us or at all.
Short-term financing needs primarily consist of working capital requirements, interest payments on our Senior Notes and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity.
Operating Activities
Fiscal 2013 compared to 2012
Cash provided by operating activities for the fiscal year ended September 30, 2013 decreased by $24.8 million compared to the fiscal year ended September 30, 2012. The decrease includes incremental cash of $35.1 million provided by the premium received on the issuances of our Senior Notes in the current year. After reducing current year operating cash flows for this item, the decrease from the prior year period was $59.9 million. This decrease was primarily driven by increased interest payments of $42.6 million in fiscal 2013. In fiscal 2012, prior to our spin-off from Ralcorp, we were not required to cash settle interest expense. In addition, working capital changes during the year ended September 30, 2013 were unfavorable by $19.9 million when compared to fiscal 2012, primarily as result of the timing of our trade accounts payable and advertising and promotions payments.
Fiscal 2012 compared to 2011
Cash provided by operating activities for the fiscal year ended September 30, 2012 increased by $0.2 million compared to the fiscal year ended September 30, 2011 primarily driven by lower gross profit and increased selling, general and administrative costs which were offset by $16.3 million of favorable working capital changes when compared to fiscal 2011, primarily driven by the timing of payment on increased advertising and promotional activity in fiscal 2012.

Investing Activities
Fiscal 2013 compared to 2012
Cash used in investing activities for fiscal 2013 increased by $392.9 million compared to fiscal 2012. The increase was driven by the fiscal 2013 acquisitions of substantially all of the assets of Attune Foods, Inc., certain assets of Hearthside Food Solutions and PNC. Net cash paid for these three acquisitions was $352.9 million. Cash used in investing activities was also impacted in the current year by a $37.0 million cash deposit, classified as restricted cash, due upon the signing of the purchase agreement for the acquisition of Dakota Growers, announced in September 2013.
Capital expenditures were $32.8 million and $30.9 million in fiscal years 2013 and 2012, respectively. Expenditures in these years included machinery and equipment additions to our Battle Creek, Michigan plant needed to absorb production from our Modesto, California facility, as well as expenditures made to build out our stand-alone IT infrastructure in the current year and the purchase of our corporate office building and related furniture and fixtures in the prior year.
Fiscal 2012 compared to 2011
Cash used in investing activities for fiscal 2012 increased by $16.0 million compared to fiscal 2011. The increase was driven primarily by the purchase of a corporate office building and related furniture and fixtures in the first half of 2012 and an increase in general plant maintenance and upgrades.
Financing Activities
Fiscal 2013 compared to 2012
Cash provided by financing activities was $648.8 million for fiscal 2013 compared to cash used of $57.1 million in 2012. The increase is primarily driven by proceeds received from the issuance of additional debt of $600.0 million and the net proceeds from the issuance of preferred stock of $234.0 million, partially offset by the payment of related debt issuance costs and the $170.6 million principal repayment on our term loan during the year ended September 30, 2013.
Fiscal 2012 compared to 2011
Cash used in financing activities was $57.1 million for fiscal 2012. In connection with our separation from Ralcorp, we issued $950.0 million in debt of which $900.0 million was remitted to Ralcorp and approximately $17.7 million was paid as debt issuance costs, with the remaining $32.3 million in proceeds retained by the Company. The components of the change in net investment of Ralcorp include cash deposits from Post to Ralcorp and cash borrowings received from Ralcorp used to fund operations or capital expenditures and allocation for Ralcorp’s corporate expenses prior to our separation from Ralcorp. On September 28, 2012, we repurchased 1.75 million shares of our common stock for $53.4 million. Additionally, during fiscal 2012, we made $4.4 million in scheduled repayments on our term loan facility.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2013. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2013 and September 30, 2014, “1-3 Years” refers to obligations due between October 1, 2014 and September 30, 2016, “3-5 Years” refers to obligations due between October 1, 2017 and September 30, 2018, and “More Than 5 Years” refer to any obligations due after September 30, 2018.

(dollars in millions)	Total (f)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(a)	$1,375.0	$—	$—	$—	$1,375.0
Interest on long-term debt(a)	861.9	101.4	202.8	202.8	354.9
Operating lease obligations(b)	18.2	5.0	7.5	2.4	3.3
Purchase obligations(c)	227.6	201.2	19.4	7.0	—
Deferred compensation obligations(d)	13.4	3.3	1.4	1.8	6.9
Benefit obligations(e)	99.7	3.8	10.3	12.1	73.5
Total	$2,595.8	$314.7	$241.4	$226.1	$1,813.6
____________

(a)
Excluded from the table above are senior unsecured notes and related interest with an aggregate principal value of $525 million and a maturity date of December 1, 2021 which we issued on November 18, 2013.

(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 15 of “Notes to Consolidated Financial Statements.”

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

(e)
Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation and shown in Note 16 of “Notes to Consolidated Financial Statements.”

(f)
We have excluded from the table above $3.6 million for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

INFLATION
Inflationary pressures have had an adverse effect on Post through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2013, 2012 and 2011, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
CURRENCY
Certain sales and costs of our Canadian operations were denominated in Canadian dollars. Consequently, profits from this business can be impacted by fluctuations in the value of the Canadian dollars relative to U.S. dollars.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2013, we did not have any material off-balance sheet arrangements that would be reasonably likely to have a material impact on our financial position or results of operations. At the time of the separation, we entered into an agreement to indemnify Ralcorp from various exposures, including any tax liability that may arise as a result of the separation. See “Risks Related to the Separation from Ralcorp” earlier in this document for further discussion.
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
Indefinite Lived Assets - Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. In conjunction with this review, we adopted ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” In assessing other intangible assets not subject to amortization for impairment, we have the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
We elected not to perform a qualitative assessment in 2013 and instead performed a quantitative impairment test, as allowed for in ASU 2012-02. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. In our test as of September 30, 2013, we assumed a discount rate of 10% and royalty rates ranging from 0% to 8.5% based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts, and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate was based on a weighted average cost of capital utilizing industry market data of similar companies. Based on our assessment, we concluded two indefinite-lived trademarks were impaired at September 30, 2013 and we recorded impairment losses of $0.2 million for our Post Shredded Wheat brand and $2.7 million for our Post brand to record these trademarks at their estimated current fair values of $25.4 million and $178.4 million, respectively. The impairments for these trademarks were the result of a variety of factors including a 100 basis point increase in the assumed discount rate compared to the discount rate assumed in the prior year and in the case of Post Shredded Wheat, weak current year performance and a corresponding lowering of expected future revenue growth for the brand. Our long range plan for Post Shredded Wheat assumes a reduction in the rate of revenue declines for the brand and ultimately stabilization of brand revenues. If we are unable to slow the rate of decline and ultimately stabilize brand revenues, additional impairment losses are likely.
The failure in the future to achieve forecasted revenue growth rates, further increases in the discount rate, or a significant change in the trademark profitability and corresponding royalty rate assumed could result in the recognition of additional trademark impairment losses. As of September 30, 2013, the estimated fair value exceeded book carrying value of all indefinite lived trademarks by greater than 10%, with the exception of the two trademarks discussed above and our Great Grains trademark. The estimated fair value for the Great Grains trademark only slightly exceeded its book carrying value of $34.4 million. Accordingly, a small unfavorable change in any of the assumptions affecting the valuation of our Post Shredded Wheat, Great Grains and Post trademarks would likely result in an additional impairment, which could be material to our financial statements.
For fiscal year 2012, we performed a quantitative impairment assessment similar to the fiscal 2013 assessment described above. As of September 30, 2012, we concluded there was no impairment of trademarks with indefinite lives.
In June 2011, a trademark impairment loss of $32.1 million was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks based on reassessments triggered by the announced separation of Post from Ralcorp. The trademark impairment was due to reductions in anticipated future sales as a result of competition, lack of consumer response to advertising and promotions for these brands, and further reallocations of advertising and promotion expenditures to higher-return brands. These factors, particularly the lower than expected revenues during 2011 and further declines in market share, led us to lower royalty rates for both the Post Shredded Wheat and Grape-Nuts brands as well as further reduce future sales growth rates, resulting in a partial impairment of both brands.
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

Goodwill - Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the fourth quarter of fiscal 2011, we adopted ASU No. 2011-8 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts, and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a “step one” goodwill impairment test. For fiscal 2013, we determined that our recent history of goodwill impairment combined with limited fair value excesses in prior valuations were significant qualitative factors which required us to complete the “step one” goodwill impairment test for our Post Foods reporting unit. We also concluded that “step one” goodwill impairment tests were warranted for our Attune Foods and Active Nutrition reporting units because of the recency of acquisition of those reporting units during the current fiscal year. The “step one” goodwill impairment test requires us to estimate the fair value of our reporting units and certain assets and liabilities. The estimated fair values were determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for Post Foods and Attune Foods and 100% of the calculation for Active Nutrition). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation for Post Foods and Attune Foods and 0% for Active Nutrition) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data.
As of September 30, 2013, we had goodwill balances of $1,366.3 million, $75.1 million and $48.3 million in our Post Foods, Attune Foods and Active Nutrition reporting units, respectively. For the calculation of fair value of our reporting units, we used the following key assumptions:

	Post Foods	Attune Foods	Active Nutrition
Future revenue growth	2.4% - 9.0%	3.0% - 4.5%	2.9% - 20.5%
Terminal revenue growth rate	3.0%	3.0%	3.0%
Discount rate	9.5%	11.0%	14.5%
EBITDA multiple for market approach:
Fiscal 2014	10.2x	9.0x	n/a
Fiscal 2015	9.0x	8.0x	n/a
Revenue multiple for market approach:
Fiscal 2014	2.3x	1.9x	n/a
Fiscal 2015	2.1x	1.8x	n/a
Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management's expectations for future growth. The discount rates were based on a weighted average cost of capital utilizing industry market data of businesses similar to the reporting units. For the market approach, we used estimated EBITDA and revenue multiples as listed in the table above for Post Foods and Attune Foods based on industry market data. For the Active Nutrition reporting unit, we did not use the market approach because we concluded that the selected industry market data was not consistent with a business with the near term growth expectations of the Active Nutrition reporting unit. An unfavorable change in forecasted operating results and cash flows, an increase in discount rates based on changes in cost of capital (interest rates, etc.), or a decline in industry market EBITDA and revenue multiples for any of our reporting units may reduce the estimated reporting unit fair value below carrying value and would possibly result in the recognition of a goodwill impairment loss. The table below provides sensitivities for certain key variables in our goodwill impairment analysis for each of our reporting units. In all cases, the table presents the amount of change in each respective variable, holding all other variables constant, that would have resulted in an indication of potential impairment for the respective reporting unit. Changes equal to or greater than the amounts reflected in the table would have resulted in a failure of step one of the test and would have resulted in a step two analysis to determine the amount of any impairment.

	Post Foods	Attune Foods	Active Nutrition
Discount rate	increase 0.90%	increase 1.05%	increase 0.65%
Revenue growth rate	decrease 0.90%	decrease 1.00%	decrease 0.70%
Revenue multiple	decrease 0.45x	decrease 0.30x	n/a
EBITDA multiple	decrease 1.75x	decrease 1.30x	n/a

As of September 30, 2012, we performed a "step one" goodwill impairment test using the methodology as described above. As of September 30, 2012, we concluded there was no indication of goodwill impairment.
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
Pension and Other Postretirement Benefits - Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, future salary increases, and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual return on plan assets and the expected return on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 5.15% to 4.15% for U.S. pension; from 5.21% to 4.21% for U.S. other postretirement benefits; from 4.87% to 3.87% for Canadian pension; and from 5.01% to 4.01% for Canadian other postretirement benefits) would have increased the recorded benefit obligations at September 30, 2013 by approximately $7.2 million for pensions and approximately $16.7 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 6.00% to 5.00% for U.S. and from 6.25% to 5.25% for Canadian) would have increased the net periodic benefit cost for the pension plans by approximately $0.3 million. We expect to contribute $6.5 million to the combined pension plans and $1.9 million to our postretirement medical benefit plans in fiscal 2014. Contributions beyond 2014 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. See Note 16 of “Notes to Consolidated Financial Statements” for more information about pension and other postretirement benefit assumptions.
Stock-Based Compensation - Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate, and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. For equity awards, the original estimate of the grant date fair value is not subsequently revised unless the awards are modified, but the estimate of expected forfeitures is revised throughout the vesting period and the cumulative stock-based compensation cost recognized is adjusted accordingly. For liability awards, the fair value is remeasured at the end of each reporting period. See Note 17 of “Notes to Consolidated Financial Statements” for more information about stock-based compensation and our related estimates.
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
Based on the provisions of the Tax Allocation Agreement between Post and Ralcorp, Ralcorp retained responsibility for income tax liabilities and income tax returns related to all periods prior to the Spin-Off date of February 3, 2012. There are no open income tax audits in any of Post’s filing jurisdictions for periods subsequent to the Spin-Off date.
See Note 7 of “Notes to Consolidated Financial Statements” for more information about estimates affecting income taxes.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 3 of “Notes to Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, we are exposed to commodity price risks relating to the acquisition of raw materials and fuels. Prior to the Spin-Off from Ralcorp, we participated in Ralcorp’s derivative financial instrument program. Since the Spin-Off, we have implemented a stand-alone derivative program, which includes the use of futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. For more information, see Note 12 of “Notes to Consolidated Financial Statements.”
Foreign Currency Risk
We have foreign currency exchange rate risk related to our Canadian entity, whose functional currency is the Canadian dollar.
Interest Rate Risk
As of September 30, 2013 and 2012, we have indebtedness of $1,375.0 million and $775.0 million, respectively, related to our Senior Notes. In addition, as of September 2012, we had our senior secured credit facility (the “Credit Facility”) for $350.0 million which consisted of a $175.0 million term loan, of which $170.6 million was outstanding at September 30, 2012, and an unfunded revolving credit facility with $174.5 million of capacity after consideration of $0.5 million of letters of credit outstanding at that time. On February 28, 2013, we repaid the outstanding principal and accrued interest on the term loan facility using the proceeds from a preferred stock offering completed in February 2013 (see Note 18 of “Notes to Consolidated Financial Statements”). On July 18, 2013, we terminated the revolving credit facility.
The Senior Notes bear fixed rate interest of 7.375% per annum. Interest payments on the Senior Notes are due semi-annually each February 15 and August 15, with the first interest payment of $30.5 million paid on August 15, 2012. The maturity date of the Senior Notes is February 15, 2022.
Borrowings under the Credit Facility bore interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for base rate-based loans, depending upon the Company’s consolidated leverage ratio. Accordingly, borrowings under the Credit Facility were subject to an element of market risk from changes in interest rates. At September 30, 2012, the weighted average interest rate on borrowings under the Credit Facility was 2.22%. A one percentage point increase or decrease in the interest rate applicable to us would have resulted in a $1 million increase or decrease in our annual interest expense for every $100 million of floating rate debt we incurred; however, we had no variable rate debt outstanding as of September 30, 2013. See Note 14 of “Notes to Consolidated Financial Statements” for additional information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Post Holdings, Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Attune Foods, Hearthside Food Solutions and Premier Nutrition Corporation from its assessment of internal control over financial reporting as of September 30, 2013 because they were acquired by the Company in purchase business combinations during 2013. We have also excluded Attune Foods, Hearthside Food Solutions and Premier Nutrition Corporation from our audit of internal control over financial reporting. Attune Foods, Hearthside Food Solutions, and Premier Nutrition Corporation have total assets and total revenues collectively represent 7% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2013.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 27, 2013

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2013	2012	2011
Net Sales	$1,034.1	$958.9	$968.2
Cost of goods sold	609.2	530.0	516.6
Gross Profit	424.9	428.9	451.6

Selling, general and administrative expenses	294.4	274.5	239.5
Amortization of intangible assets	14.6	12.6	12.6
Restructuring expenses	3.8	—	—
Impairment of goodwill and other intangible assets	2.9	—	566.5
Other operating expenses, net	1.4	2.7	1.6
Operating Profit (Loss)	107.8	139.1	(368.6)

Interest expense	85.5	60.3	51.5
Other (income) expense	—	(1.6)	10.5
Earnings (Loss) before Income Taxes	22.3	80.4	(430.6)
Income tax provision (benefit)	7.1	30.5	(6.3)
Net Earnings (Loss)	15.2	49.9	(424.3)
Preferred stock dividends	(5.4)	—	—
Net Earnings (Loss) Available to Common Stockholders	$9.8	$49.9	$(424.3)

Earnings (Loss) per share
Basic	$0.30	$1.45	$(12.33)
Diluted	$0.30	$1.45	$(12.33)

Weighted-Average Common Shares Outstanding:
Basic	32.7	34.3	34.4
Diluted	33.0	34.5	34.4

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended September 30,
	2013	2012	2011
Net Earnings (Loss)	$15.2	$49.9	$(424.3)
Pension and postretirement benefit adjustments, net of tax of $(8.2), $12.4 and $3.2, respectively	14.4	(20.8)	(5.3)
Foreign currency translation adjustments	(2.9)	(0.2)	1.1
Total Comprehensive Income (Loss)	$26.7	$28.9	$(428.5)

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$402.0	$58.2
Restricted cash	38.1	—
Receivables, net	83.2	56.5
Inventories	121.9	78.6
Deferred income taxes	11.9	1.1
Prepaid expenses and other current assets	11.0	15.3
Total Current Assets	668.1	209.7
Property, net	388.5	405.1
Goodwill	1,489.7	1,366.6
Other intangible assets, net	898.4	736.0
Deferred income taxes	2.4	—
Other assets	26.7	14.9
Total Assets	$3,473.8	$2,732.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$—	$15.3
Accounts payable	77.1	50.0
Other current liabilities	68.9	61.1
Total Current Liabilities	146.0	126.4
Long-term debt	1,408.6	930.3
Deferred income taxes	304.3	314.9
Other liabilities	116.3	129.2
Total Liabilities	1,975.2	1,500.8

Commitments and Contingencies (See Note 15)

Stockholders’ Equity
Preferred Stock, 3.75% Series B Cumulative Perpetual Convertible, $0.01 par value, 50.0 shares authorized, 2.4 shares issued and outstanding	—	—
Common stock, $0.01 par value, 300.0 shares authorized, 32.7 shares outstanding	0.3	0.3
Additional paid-in capital	1,517.2	1,272.6
Retained earnings	47.6	36.6
Accumulated other comprehensive loss	(13.1)	(24.6)
Treasury stock, at cost, 1.8 shares in each year	(53.4)	(53.4)
Total Stockholders’ Equity	1,498.6	1,231.5
Total Liabilities and Stockholders’ Equity	$3,473.8	$2,732.3

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2013	2012	2011
Cash Flows from Operating Activities
Net earnings (loss)	$15.2	$49.9	$(424.3)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization	76.8	63.2	58.7
Premium from issuance of long-term debt	35.1	—	—
Impairment of goodwill and other intangible assets	2.9	—	566.5
Non-cash stock-based compensation expense	10.5	4.5	1.7
Deferred income taxes	(29.1)	(2.6)	(69.0)
Other, net	0.9	4.1	1.6
Other changes in current assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables	(9.7)	(45.9)	55.6
Decrease (increase) in receivable from Ralcorp	—	41.3	(41.3)
(Increase) decrease in inventories	(10.8)	(11.7)	3.7
Decrease (increase) in prepaid expenses and other current assets	6.8	(8.7)	(1.8)
Increase (decrease) in accounts payable and other current and non-current liabilities	20.6	49.9	(7.6)
Net Cash Provided by Operating Activities	119.2	144.0	143.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(352.9)	—	—
Additions to property	(32.8)	(30.9)	(14.9)
Restricted cash	(38.1)	—	—
Net Cash Used in Investing Activities	(423.8)	(30.9)	(14.9)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	600.0	775.0	—
Proceeds from issuance of preferred stock, net of issuance costs	234.0	—	—
Proceeds from issuance of term loan	—	175.0	—
Payment to Ralcorp	—	(900.0)	—
Repayments of long-term debt	(170.6)	(4.4)	—
Payments of preferred stock dividends	(4.2)	—	—
Purchases of treasury stock	—	(53.4)	—
Change in net investment of Ralcorp	—	(39.4)	(192.3)
Payments of debt issuance costs	(10.5)	(17.7)	—
Changes in intercompany debt	—	7.8	60.2
Other, net	0.1	—	—
Net Cash Provided by (Used in) by Financing Activities	648.8	(57.1)	(132.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.4)	0.5	0.1

Net Increase (Decrease) in Cash and Cash Equivalents	343.8	56.5	(3.1)
Cash and Cash Equivalents, Beginning of Year	58.2	1.7	4.8
Cash and Cash Equivalents, End of Year	$402.0	$58.2	$1.7

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

						Accumulated Other Comprehensive Loss
	Shares	Common Stock	Additional Paid-in Capital	Net Investment	Retained Earnings	Retirement Benefit Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Total Stockholders’ Equity
Balance as of September 30, 2010	—	$—	$—	$2,061.1	$—	$0.7	$(0.1)	$—	$2,061.7
Net loss	—	—	—	(424.3)	—	—	—	—	(424.3)
Net change in retirement benefits	—	—	—	—	—	(5.3)	—	—	(5.3)
Foreign currency translation adjustments	—	—	—	—	—	—	1.1	—	1.1
Net transfer to Ralcorp	—	—	—	(198.5)	—	—	—	—	(198.5)
Balance as of September 30, 2011	—	$—	$—	$1,438.3	$—	$(4.6)	$1.0	$—	$1,434.7
Net earnings	—	—	—	13.3	36.6	—	—	—	49.9
Separation related adjustments	—	—	—	(182.8)	—	(7.2)	(1.0)	—	(191.0)
Reclassification of net investment to additional paid-in capital	—	—	1,268.8	(1,268.8)	—	—	—	—	—
Issuance of common stock at Spin-Off	34.4	0.3	(0.3)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4.1	—	—	—	—	—	4.1
Purchase of treasury stock	(1.7)	—	—	—	—	—	—	(53.4)	(53.4)
Net change in retirement benefits	—	—	—	—	—	(13.6)	—	—	(13.6)
Foreign currency translation adjustments	—	—	—	—	—	—	0.8	—	0.8
Balance as of September 30, 2012	32.7	$0.3	$1,272.6	$—	$36.6	$(25.4)	$0.8	$(53.4)	$1,231.5
Net earnings	—	—	—	—	15.2	—	—	—	15.2
Preferred stock dividends declared	—	—	—	—	(4.2)	—	—	—	(4.2)
Issuance of preferred stock	—	—	234.0	—	—	—	—	—	234.0
Activity under stock and deferred compensation plans	—	—	0.1	—	—	—	—	—	0.1
Stock-based compensation expense	—	—	10.5	—	—	—	—	—	10.5
Net change in retirement benefits	—	—	—	—	—	14.4	—	—	14.4
Foreign currency translation adjustments	—	—	—	—	—	—	(2.9)	—	(2.9)
Balance as of September 30, 2013	32.7	$0.3	$1,517.2	$—	$47.6	$(11.0)	$(2.1)	$(53.4)	$1,498.6

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share data or where indicated otherwise)

NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a manufacturer, marketer and distributor of branded and private label ready-to-eat cereals, snacks and active nutrition products in the United States and Canada. Most of the Company’s products are manufactured through a flexible production platform consisting of five primary facilities, four of which are owned by Post, and sold through a variety of channels such as grocery stores, mass merchandisers, club stores and drug stores. Post operates in three reportable segments: Post Foods, Attune Foods and Active Nutrition. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Attune Foods segment manufactures and distributes premium natural organic cereals and snacks and is comprised of the businesses of Attune Foods, Inc., which we acquired substantially all of the assets of in December 2012, and certain assets of the Hearthside Food Solutions private label and branded businesses, which we acquired in May 2013. The Active Nutrition segment includes the business of Premier Nutrition Corporation (“PNC”), which we acquired in September 2013. The Active Nutrition segment manufactures and sells high protein shakes and bars as well as nutritional supplements. Post’s portfolio of brands includes diverse offerings such as Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Attune®, Uncle Sam®, Erewhon®, Golden Temple™, Peace Cereal®, Sweet Home Farm®, Willamette Valley Granola Company™, Premier Protein® and Joint Juice®.
Post Foods’ products are manufactured at four facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; and Niagara Falls, Ontario. Attune Foods’ products are primarily manufactured at a facility located in Eugene, Oregon, and Premier Nutrition Corporation’s products are manufactured under third-party co-manufacturing agreements. Refer to Note 3 for details regarding the announced closure of the Modesto, California facility.
On February 3, 2012, Post completed its legal separation from Ralcorp Holdings, Inc. (“Ralcorp”) via a tax free spin-off (the “Spin-Off”). In the Spin-Off, Ralcorp shareholders of record on January 30, 2012, the record date for the distribution, received one share of Post common stock for every two shares of Ralcorp common stock held; additionally Ralcorp retained approximately 6.8 million unregistered shares of Post common stock. At the time of distribution Ralcorp entered into a series of third party financing arrangements that effectively resulted in the contribution of its net investment in Post in exchange for the aforementioned 6.8 million shares of Post common stock and a $900.0 cash distribution which was funded through the incurrence of long-term debt by Post (see Note 14). Prior to Ralcorp’s contribution of its net investment, the net investment balance decreased due to separation related adjustments in the net amount of $182.8 primarily due to differences between the $900.0 cash distribution to Ralcorp compared to the settlement of intercompany debt of $784.5 and equity investment in partnership of $60.2 (see Note 21) that did not transfer to Post in connection with the Spin-Off.
On February 6, 2012, Post common stock began regular trading on the New York Stock Exchange under the ticker symbol “POST” as an independent, public company.
Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries, and for periods prior to the Spin-Off from Ralcorp, the Branded Cereal Business of Ralcorp.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the operations of Post Holdings, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. As described in Note 1, for periods prior to the Spin-Off, these consolidated financial statements include the combined results of Post Foods, LLC and Post Foods Canada Corp., which comprised the operations of the Company prior to the Spin-Off. Transactions between the Company and Ralcorp are included in these financial statements.
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
Throughout the reported periods prior to the Spin-Off covered by these financial statements, operations of the Company were conducted and accounted for as a reportable segment within the consolidated financial statements of Ralcorp. The financial statements have been derived from Ralcorp’s historical accounting records and reflect significant allocations of direct costs and expenses (see Note 19). All of the allocations and estimates in these financial statements are based upon assumptions that management of the Company believe are reasonable. The financial statements for periods prior to the Spin-Off do not necessarily represent the financial position or results of operations of the Company had it been operated as a separate independent entity.
Cash Equivalents include all highly liquid investments with original maturities of less than three months.
Restricted Cash includes a $37.0 deposit with a third party escrow agent in connection with our announced acquisition of Dakota Growers Pasta Company. The deposit will be credited against the purchase price if the transaction closes. Restricted cash also includes a $1.1 cash deposit which serves as collateral for our high deductible workers’ compensation insurance program.
Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company determines its allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency.
Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.
Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 20 years for machinery and equipment and 12 to 30 years for buildings and leasehold improvements. Total depreciation expense was $62.2, $50.6 and $46.1 in fiscal 2013, 2012 and 2011, respectively. Any gains and losses incurred on the sale or disposal of assets are included in "Other operating expenses." Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2013	2012
Land and land improvements	$13.0	$13.0
Buildings and leasehold improvements	139.9	135.3
Machinery and equipment	436.7	410.3
Software	28.4	21.9
Construction in progress	22.5	19.0
	640.5	599.5
Accumulated depreciation	(252.0)	(194.4)
	$388.5	$405.1
Other Intangible Assets consist primarily of customer relationships and trademarks/brands acquired in business combinations. Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $14.6, $12.6, and $12.6 in fiscal 2013, 2012 and 2011, respectively. For the intangible assets recorded as of September 30, 2013, amortization expense of $22.8, $22.6, $22.0, $22.0, and $22.0 is scheduled for fiscal 2014, 2015, 2016, 2017 and 2018, respectively. Other intangible assets consisted of:

	September 30, 2013			September 30, 2012
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$258.6	$(41.0)	$217.6	$153.9	$(32.1)	$121.8
Trademarks/brands	161.5	(25.8)	135.7	91.0	(20.4)	70.6
Other	4.7	(0.3)	4.4	—	—	—
	424.8	(67.1)	357.7	244.9	(52.5)	192.4
Not subject to amortization:
Trademarks/brands	540.7	—	540.7	543.6	—	543.6
	$965.5	$(67.1)	$898.4	$788.5	$(52.5)	$736.0
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles and goodwill. Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require us to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. Assumptions are determined after consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate is based on a weighted average cost of capital utilizing industry market data of similar companies.
In addition, definite-lived assets and indefinite-lived intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset. In general, an asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.
In September 2013, the Company concluded two indefinite-lived trademarks were impaired and recorded impairment losses of $0.2 for the Post Shredded Wheat brand and $2.7 for the Post brand to record these trademarks at their estimated current fair values of $25.4 and $178.4, respectively. Both brands are part of the Post Foods segment. The impairments for these trademarks were the result of a variety of factors including a 100 basis point increase in the assumed discount rate compared to the discount rate assumed in the prior year and in the case of Post Shredded Wheat, weak current year performance and a corresponding lowering of expected future revenue growth for the brand. The Company's long range plan for Post Shredded Wheat assumes a reduction in the rate of revenue declines for the brand and ultimately stabilization of brand revenues. If the Company is unable to slow the rate of decline and ultimately stabilize brand revenues, additional impairment losses are likely.
In September 2011, a trademark impairment loss of $106.6 was recognized primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks in the Post Foods segment. Based upon a preliminary review conducted by the Company’s management team in October of 2011, sales declines in the fourth quarter of fiscal 2011 and continuing into October 2011, and weakness in the branded ready-to-eat cereal category and the broader economy at that time, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. The impact of these steps was the reduction of expected net sales growth rates and profitability of certain brands in the near term, thereby resulting in the trademark impairment. In June 2011, a trademark impairment loss of $32.1 was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks based on reassessments triggered by the announced separation of the Company from Ralcorp. The trademark impairment was due to reductions in anticipated future sales as a result of competition, lack of consumer response to advertising and promotions for these brands and further reallocations of advertising and promotion expenditures to higher-return brands. These factors, particularly the lower than expected revenues during 2011 and further declines in market share, as well as further reduced future sales growth rates, led to lower assumed royalty rates for both the Post Shredded Wheat and Grape-Nuts brands resulting in a partial impairment of both brands.
These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 13. The trademark and goodwill impairment losses are reported in “Impairment of goodwill and other intangible assets” on the Consolidated Statement of Operations. See Note 6 for information about goodwill impairments.
Investments — The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in “Other Assets” (see Note 13). Both realized and unrealized gains and losses on these assets are included in “Selling, general and administrative expenses” and offset the related change in the deferred compensation liability.
Stockholders’ Equity — For periods prior to the Spin-Off, the net investment of Ralcorp in the Consolidated Balance Sheets represents Ralcorp’s historical investment in Post in excess of its accumulated net income after taxes and the net effect of the transactions with and allocations from Ralcorp. For the period subsequent to the Spin-Off, Stockholders’ Equity represents the initial investment contribution from Ralcorp, the par value of our common stock net of treasury stock at cost, accumulated other comprehensive loss and retained earnings. See Note 1 for additional information. Accumulated other comprehensive loss included foreign currency translation adjustments of $(2.1), $0.8 and $1.0 as of September 30, 2013, 2012 and 2011, respectively, as well as amounts related to postretirement benefit plans as presented in Note 16.
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

Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative expenses.” Storage and other warehousing costs totaled $41.5, $40.6 and $45.3 in fiscal 2013, 2012 and 2011, respectively.
Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amount reported as assets on the balance sheet was insignificant as of September 30, 2013 and 2012.
Stock-based Compensation — The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards and the fair market value at each quarterly reporting date for liability awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). See Note 17 for disclosures related to stock-based compensation.
Income Tax Expense is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance would be established against the related deferred tax assets to the extent that it is not more likely than not that the future benefits will be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest due to an underpayment of income taxes is classified as income taxes. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested. Since its formation in connection with the Spin-Off, the Company's Canadian subsidiary, currently the Company's only foreign subsidiary, has not generated cumulative undistributed earnings. No U.S. taxes have been provided in relation to the Company's investment in its foreign subsidiary. See Note 7 for disclosures related to income taxes.
NOTE 3 — RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” which provides new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013 (i.e., Post’s financial statements for the year ending September 30, 2014), and interim periods within those annual periods. The adoption of this update is not expected to have a material effect on Post’s financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The Company adopted this amendment as of September 30, 2013. Because the measurement of a potential impairment loss has not changed, the amended standards did not have an effect on the Company’s financial position, results of operations or cash flows.
On January 31, 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which provides scope clarifications related to the previously issued ASU 2011-11. These ASU’s provide new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in these updates are effective for annual reporting periods beginning on or after January 1, 2013 (i.e., Post’s financial statements for the year ending September 30, 2014), and interim periods within those annual periods. The adoption of this update is not expected to have a material effect on Post’s financial position, results of operations or cash flows.
On February 5, 2013, the FASB issued ASU 2013-02, “Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income,” which requires additional disclosure of amounts recorded in Accumulated Other Comprehensive Income and amounts that are reclassified from Accumulated Other Comprehensive Income. This update is effective for fiscal years beginning after December 15, 2012 (i.e., Post’s financial statements for the year ending September 30, 2014), and interim periods within those annual periods. The adoption of this update is not expected to have a material effect on Post’s financial position, results of operations or cash flows.
NOTE 4 — RESTRUCTURING
In April 2013, the Company announced management’s decision to close its plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014.

Amounts related to the plant closure are shown in the following table. Costs are recognized in “Restructuring expenses” in the statements of operations with the exception of accelerated depreciation expense which is included in “Cost of goods sold.” These expenses are not included in the measure of segment performance for any segment (see Note 20). The Company has a liability of $2.1 related to accrued employee severance at September 30, 2013. The Company recorded $1.7 of expense related to a pension curtailment comprised of an increase to the pension liability of $1.6 and a reclassification of $0.1 from accumulated other comprehensive loss to expense.

	Year ended September 30, 2013	Cumulative Incurred to Date	Remaining Expense Expected to be Incurred
Employee severance	$2.1	$2.1	$1.4
Pension curtailment	1.7	1.7	—
Accelerated depreciation	9.6	9.6	8.5
	$13.4	$13.4	$9.9
NOTE 5 — BUSINESS COMBINATIONS
On December 31, 2012, Post Foods, LLC, a subsidiary of the Company, purchased substantially all of the assets of Attune Foods, Inc. (“Attune”), a marketer and distributor of branded premium healthy and organic cereals and snacks for approximately $9.2 of cash.
On May 28, 2013, the Company completed its acquisition of certain assets of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions (“Hearthside”) for approximately $159.9 of cash. The transaction included the purchase of the Hearthside brands: Golden Temple, Peace Cereal, Sweet Home Farm and Willamette Valley Granola Company, as well as Hearthside’s private label granola business. Both the private label and the acquired brands are sold predominantly through the natural and health channels. The Company combined this business with the Attune business to form the Attune Foods reporting segment (see Note 20), accordingly, the preliminary combined goodwill amount of $75.1 is attributable to the Attune Foods segment. Based upon the finalized purchase price allocation for the Attune acquisition and the preliminary purchase price allocation for the Hearthside acquisition, the Company has recorded $51.5 of customer relationships to be amortized over a weighted-average period of 19 years, $14.2 to trademarks/brands to be amortized over a weighted-average period of 24 years, and $1.6 to other intangible assets to be amortized over a weighted-average period of 2 years.
On September 3, 2013, the Company completed its acquisition of Premier Nutrition Corporation (“PNC”), which was effective September 1, 2013, for approximately $185.9 of cash. PNC is a rapidly growing marketer and distributor of premium protein beverages and foods under its Premier Protein brand and nutritional supplements under its Joint Juice brand. PNC is reported in Post’s Active Nutrition segment (see Note 20). Based upon the preliminary purchase price allocation, the Company has recorded $53.2 of customer relationships to be amortized over a weighted-average period of 19 years, $56.3 to trademarks/brands to be amortized over a weighted-average period of 20 years, and $3.1 to other intangible assets to be amortized over a weighted-average period of 5 years.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations of each are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new growing segments of the industry. The Company expects that the final fair value of goodwill will be fully deductible for U.S. income tax purposes for the Attune and Hearthside acquisitions. The goodwill generated by Post’s acquisition of PNC will not be tax deductible for U.S. income tax purposes, however, certain goodwill generated by PNC business combinations in periods prior to Post’s acquisition transferred to Post and is expected to be tax deductible.
Certain estimated values, including goodwill, intangible assets and deferred taxes, are not yet finalized pending the final settlement of the purchase price and purchase price allocations and are subject to change once additional information is obtained.

	Attune	Hearthside	PNC
Cash and cash equivalents	$—	$—	$2.1
Receivables	0.5	5.5	11.3
Inventories	2.6	6.3	23.9
Deferred income taxes	—	—	5.7
Prepaid expenses and other current assets	0.1	0.2	2.8
Property	0.1	15.6	0.7
Goodwill	3.6	71.5	48.3
Other intangible assets	3.8	63.5	112.6
Accounts payable	(1.3)	(2.1)	(15.6)
Other current liabilities	(0.2)	(0.3)	(2.4)
Deferred income taxes	—	(0.3)	(2.8)
Other liabilities	—	—	(0.7)
Total acquisition cost	$9.2	$159.9	$185.9
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of Attune, Hearthside and PNC for the periods presented as if the acquisitions had occurred on October 1, 2011, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, and related income taxes. The pro forma results for the year ended September 30, 2012 include non-recurring expense adjustments of $1.4 related to the step up value of acquired inventory and $2.2 of transaction costs. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

	2013	2012
Pro forma net sales	$1,211.9	$1,143.6
Pro forma net earnings available to common stockholders	$8.5	$42.3
Pro forma basic earnings per share	$0.26	$1.23
Pro forma diluted earnings per share	$0.26	$1.23
NOTE 6 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Foods	Attune Foods	Active Nutrition	Total
Balance, September 30, 2011
Goodwill (gross)	$1,794.0	$—	$—	$1,794.0
Accumulated impairment losses	(427.8)	—	—	(427.8)
Goodwill (net)	$1,366.2	$—	$—	$1,366.2
Currency translation adjustment	0.4	—	—	0.4
Balance, September 30, 2012
Goodwill (gross)	$1,794.4	$—	$—	$1,794.4
Accumulated impairment losses	(427.8)	—	—	(427.8)
Goodwill (net)	$1,366.6	$—	$—	$1,366.6
Goodwill acquired	—	75.1	48.3	123.4
Currency translation adjustment	(0.3)	—	—	(0.3)
Balance, September 30, 2013
Goodwill (gross)	$1,794.1	$75.1	$48.3	$1,917.5
Accumulated impairment losses	(427.8)	—	—	(427.8)
Goodwill (net)	$1,366.3	$75.1	$48.3	$1,489.7
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a “step one” goodwill impairment test is performed. For fiscal 2013, the Company determined that the recency of the fiscal 2011 goodwill impairment was a significant qualitative factor which required the Company to complete the “step one” goodwill impairment test. The “step one” goodwill impairment test requires an estimate of the fair value of the business and certain assets and liabilities. The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for Post Foods and Attune Foods and 100% of the calculation for Active Nutrition). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation for Post Foods and Attune Foods and 0% for Active Nutrition) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data.
For the year ended September 30, 2013, the Company conducted an impairment review and concluded that there was no impairment as of September 30, 2013.
During the fourth fiscal quarter of 2011, the Company conducted an impairment test. In late September and October 2011, the Company’s management team conducted an extensive business review. Based upon this review, sales declines in the fourth quarter of fiscal 2011 and continuing into October 2011, and weakness in the branded ready-to-eat cereal category and the broader economy at that time, the Company’s management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. As a result of the revised business outlook, a “step one” goodwill impairment analysis was performed. Because the Company’s carrying value was determined to be in excess of its fair value in the step one analysis, the Company performed “step two” of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment was calculated by comparing the implied fair value of the goodwill to its carrying amount, which required the allocation of the fair value determined in the step one analysis to the individual assets and liabilities of the business. The remaining fair value represented the implied fair value of goodwill on the testing date. Based on the step two analysis, the Company recorded a pre-tax, non-cash impairment charge of $427.8 to reduce the carrying value of goodwill to its estimated fair value. Estimated fair values and the identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA and revenue multiples and expected present value of future cash flows using forecasts based on the additional strategic steps that Company management determined were necessary for the business.
These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 13. The goodwill impairment losses are aggregated with trademark impairment losses in “Impairment of goodwill and other intangible assets” in the Consolidated Statement of Operations.
NOTE 7 — INCOME TAXES
The provision (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2013	2012	2011
Current:
Federal	$33.0	$30.8	$55.6
State	3.2	2.3	7.1
Foreign	—	—	—
	36.2	33.1	62.7
Deferred:
Federal	(26.8)	(3.2)	(63.0)
State	(1.8)	(0.5)	(5.0)
Foreign	(0.5)	1.1	(1.0)
	(29.1)	(2.6)	(69.0)
Income tax provision (benefit)	$7.1	$30.5	$(6.3)

A reconciliation of income tax provision (benefit) with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2013	2012	2011
Computed tax at federal statutory rate (35%)	$7.8	$28.1	$(150.7)
Non-deductible goodwill impairment loss	—	—	149.7
Non-deductible compensation	0.7	—	—
Non-deductible transaction costs	0.2	1.8	—
Domestic production activities deduction	(2.9)	(0.9)	(5.5)
State income taxes, net of effect on federal tax	1.0	2.0	(0.1)
Other, net (none in excess of 5% of computed tax)	0.3	(0.5)	0.3
Income tax provision (benefit)	$7.1	$30.5	$(6.3)
The effective tax rate for fiscal 2013 was 31.8% compared to 37.9% for fiscal 2012 and (1.5)% for fiscal 2011. The effective tax rate for fiscal 2013 was affected by approximately $0.7 of incremental tax expense resulting from non-deductible compensation in accordance with the provisions of Internal Revenue Code (“IRC”) section 162(m), and by approximately $0.2 of incremental tax expense resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions. The effective tax rate for fiscal 2012 was affected by approximately $1.8 of incremental tax expense resulting from non-deductible outside service expenses, which were incurred prior to February 3, 2012, to effect the Spin-Off. In addition, we recorded approximately $2.7 of additional tax expense related to an uncertain tax position taken on our 2012 short-period tax return. The effective rate for 2011 was significantly affected by the non-deductible goodwill impairment loss, as shown above. For all three fiscal years, the effective tax rate was reduced by the effects of the Domestic Production Activities Deduction (DPAD), and also impacted by minor effects of shifts between the relative amounts of domestic and foreign income and state tax apportionment. The DPAD is a U.S. federal deduction of a percentage of taxable income from domestic manufacturing. Taxable income is affected by not only pre-tax book income, but also temporary differences in the timing and amounts of certain tax deductions, including significant amounts related to impairments of intangible assets, depreciation of property, and postretirement benefits. For fiscal 2011 and subsequent years, the DPAD percentage was 9% of qualifying taxable income.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2013			September 30, 2012
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued vacation, incentive and severance	$5.2	$—	$5.2	$1.1	$—	$1.1
Other accrued liabilities	1.6	—	1.6	0.2	—	0.2
Other items	5.4	(0.3)	5.1	—	(0.2)	(0.2)
	12.2	(0.3)	11.9	1.3	(0.2)	1.1
Noncurrent:
Property	—	(74.0)	(74.0)	—	(85.5)	(85.5)
Intangible assets	—	(297.7)	(297.7)	—	(278.2)	(278.2)
Pension and other postretirement benefits	37.0	—	37.0	43.3	—	43.3
Stock-based and deferred compensation	10.3	—	10.3	5.3	—	5.3
Net operating loss carryforwards	21.6	—	21.6	—	—	—
Other items	0.9	—	0.9	0.2	—	0.2
	69.8	(371.7)	(301.9)	48.8	(363.7)	(314.9)
Total deferred taxes	$82.0	$(372.0)	$(290.0)	$50.1	$(363.9)	$(313.8)
As of September 30, 2013, Post had federal net operating loss (“NOL”) carryforwards totaling approximately $106.6 which have expiration dates beginning in fiscal 2021 and extending through fiscal 2033. As of September 30, 2013, Post had state NOL carryforwards totaling approximately $80.9 which have expiration dates beginning in fiscal 2015 and extending through fiscal 2033. All of these NOLs were obtained in the acquisition of PNC on September 1, 2013 (see Note 5). As a result of the ownership change of PNC, the deductibility of the federal NOLs is subject to limitation under section 382 of the IRC. For the first five years after the acquisition date, the annual limitation is approximately $12.5, and thereafter the annual limitation is approximately $4.2. Giving consideration to the section 382 limitations, the Company believes it will generate sufficient taxable income to fully utilize the federal NOLs before they expire with the exception of approximately $12.1 of NOLs subject to prior section 382 limitations resulting from PNC change of control transactions occurring in prior years. Additionally, approximately $23.3 of the federal NOLs resulted from uncertain tax positions taken by PNC on tax returns for years prior to the Company’s acquisition. The NOLs presented on the table above are reported net of these uncertain tax benefits and the NOLs subject to prior section 382 limits. The state NOLs acquired in the PNC transaction are similarly subject to annual limits and partially generated by uncertain tax positions taken by PNC on prior year tax returns. As a result of these limits and uncertain tax positions, and based on the Company’s estimates of taxable income to be generated by legal entity and by state, the Company believes its ability to obtain benefit from approximately $62.7 of state NOLs is remote. The state NOLs included in the table above are reported net of the benefits that are considered remote.
For fiscal 2013, 2012 and 2011, foreign income (loss) before income taxes was $(2.0), $4.5 and $(4.0), respectively.
Based on the provisions of the Tax Allocation Agreement between Post and Ralcorp, Ralcorp retained responsibility for income tax liabilities and income tax returns related to all periods prior to the Spin-Off date of February 3, 2012. There are no open income tax audits in any of Post’s filing jurisdictions for periods subsequent to the Spin-Off date. U.S. federal, U.S. state and Canada income tax returns for the tax year ended September 30, 2012 are subject to examination by the tax authorities in each respective jurisdiction.
Unrecognized Tax Benefits
The Company recognizes the tax benefit from uncertain tax positions only if it is “more likely than not” the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made.
The total amount of the net unrecognized tax benefits, which are recorded in the consolidated balance sheets as other long-term liabilities, was $3.6 and $2.7 at September 30, 2013 and 2012, respectively, related to tax positions the Company and its subsidiaries, including subsidiaries acquired during fiscal year 2013, have taken on previously filed tax returns. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate is $3.6 at September 30, 2013. The Company does not expect any significant increases or decreases to the unrecognized tax benefits within twelve months of the reporting date. The Company had no unrecognized tax benefits for any periods prior to fiscal 2012.
The Company classifies tax-related interest and penalties as components of income tax expense. The accrued interest and penalties are not included in the table below. The Company accrued approximately $0.1 of interest at September 30, 2013. Interest was computed on the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns.
Unrecognized tax benefits activity for the years ended September 30, 2013 and 2012 is presented in the following table:

Unrecognized tax benefits, September 30, 2011	$—
Additions based on current tax positions	2.7
Reductions for prior year tax positions	—
Settlements with tax authorities/statute expirations	—
Unrecognized tax benefits, September 30, 2012	$2.7
Additions based on current tax positions and acquisitions	0.9
Reductions for prior year tax positions	—
Settlements with tax authorities/statue expirations	—
Unrecognized tax benefits, September 30, 2013	$3.6
NOTE 8 – EARNINGS PER SHARE
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. For the years ended September 30, 2012 and 2011, the computation of basic and diluted earnings per common share is calculated assuming the number of shares of Post common stock outstanding on February 3, 2012 had been outstanding at the beginning of the period.
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

	Year ended September 30,
	2013	2012	2011
Net earnings	$15.2	$49.9	$(424.3)
Preferred stock dividends	(5.4)	—	—
Net Earnings Available to Common Stockholders	$9.8	$49.9	$(424.3)

Weighted-average shares for basic earnings per share	32.7	34.3	34.4
Effect of dilutive securities:
Stock options	0.1	—	—
Stock appreciation rights	0.1	0.1	—
Restricted stock awards	0.1	0.1	—
Total dilutive securities	0.3	0.2	—
Weighted-average shares for diluted earnings per share	33.0	34.5	34.4

Basic earnings per share	$0.30	$1.45	$(12.33)
Diluted earnings per share	$0.30	$1.45	$(12.33)
For the years ended September 30, 2013 and 2012, weighted-average shares for diluted earnings per share excludes 0.3 million and 2.3 million equity awards, respectively, and 5.1 million shares related to the potential conversion of the Company’s convertible preferred stock (See Note 18) for the year ended September 30, 2013 as they were anti-dilutive.
NOTE 9 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2013	2012	2011
Advertising and promotion expenses	$118.4	$126.4	$117.3
Repair and maintenance expenses	41.6	38.6	35.2
Research and development expenses	8.6	7.9	7.6
Rent expense	4.8	4.1	4.0
Interest paid	76.3	33.7	—
Income taxes paid	25.5	35.8	—
Intercompany interest paid	—	17.7	51.5

NOTE 10 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2013	2012
Receivables, net
Trade	$83.4	$55.3
Other	0.1	1.5
	83.5	56.8
Allowance for doubtful accounts	(0.3)	(0.3)
	$83.2	$56.5
Inventories
Raw materials and supplies	$30.3	$18.2
Finished products	91.6	60.4
	$121.9	$78.6
Accounts Payable
Trade	$57.1	$30.7
Book cash overdrafts	7.0	10.6
Other items	13.0	8.7
	$77.1	$50.0
Other Current Liabilities
Advertising and promotion	$12.6	$20.4
Accrued interest	13.0	7.4
Compensation	18.9	13.8
Miscellaneous accrued taxes	4.0	3.9
Deferred revenue	8.3	10.2
Other	12.1	5.4
	$68.9	$61.1
Other Liabilities
Pension and other postretirement benefit obligations	$97.8	$116.5
Deferred compensation	13.4	8.6
Other	5.1	4.1
	$116.3	$129.2
NOTE 11 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Year Ended September 30,
	2013	2012	2011
Balance, beginning of year	$0.3	$—	$0.3
Transfers to Ralcorp Receivables Corporation, net	—	—	(0.3)
Transfers from Ralcorp Receivables Corporation, net	—	0.3	—
Balance, end of year	$0.3	$0.3	$—
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
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
Prior to the Spin-Off, Post participated in Ralcorp’s derivative instrument program which consisted of commodity contracts (options, futures and swaps) on raw material and fuel purchases. For periods prior to the Spin-Off, the fair value of the derivative instruments were not reflected in Post’s balance sheet because Post was not legally a party to the underlying derivative instruments and because there were no significant instruments that were allocable only to Post. The effects of Post’s participation in Ralcorp’s derivative instrument program on the statements of operations for the years ended September 30, 2012 and 2011 were losses of $2.0 and $13.6 respectively. There was no such earnings impact in 2013. Derivative instrument gains and losses are included in

“cost of goods sold” for all periods presented. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program.
In the fourth quarter of fiscal 2012, the Company began entering into options and futures contracts which have been designated as economic hedges of raw materials and fuel and energy purchases. The following table presents the balance sheet location and fair value of the Company’s derivative instruments as of September 30, 2013 and 2012.

		Fair Value
	Balance Sheet Location	2013	2012
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$—	$1.3
Natural gas futures	Prepaid expenses and other current assets	—	0.3
		$—	$1.6
Liability Derivatives:
Commodity contracts	Other current liabilities	$0.1	$—
Natural gas and heating oil futures	Other current liabilities	0.1	—
		$0.2	$—
The following table presents the gain or loss from derivative instruments that were not designated as hedging instruments and were recorded on the Company’s Statements of Operations for the years ended September 30, 2013, 2012 and 2011.

	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings
Derivative Instrument		2013	2012	2011
Participation in Ralcorp’s derivative program	Cost of goods sold	$—	$(2.0)	$(13.6)
Commodity contracts	Cost of goods sold	(0.6)	—	—
Natural gas futures	Cost of goods sold	(0.3)	0.3	—
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	September 30, 2013			September 30, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Deferred compensation investment	$8.5	$8.5	$—	$1.4	$1.4	$—
Derivative assets	—	—	—	1.6	—	1.6
	$8.5	$8.5	$—	$3.0	$1.4	$1.6
Liabilities
Deferred compensation liabilities	13.4	—	13.4	8.6	—	8.6
Derivative liabilities	0.2	—	0.2	—	—	—
	$13.6	$—	$13.6	$8.6	$—	$8.6
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of three levels:
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

The deferred compensation investment is invested primarily in mutual funds and its fair value is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. The Company utilizes the income approach to measure fair value for its derivative assets, which include commodity options and futures contracts. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices.
Changes in the fair value of assets and liabilities measured at fair value on a recurring basis are recorded as a component of selling, general and administrative expense, except for derivative instruments which are recorded in cost of goods sold.
The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The fair value of long-term debt as of September 30, 2013 and 2012, (see Note 14) is approximately $1,450.6 and $992.1, respectively, based on the discounted cash flows analysis using observable inputs (Level 2).
NOTE 14 - LONG TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	September 30,
	2013	2012
7.375% Senior Notes maturing February 2022	$1,375.0	$775.0
Term Loan maturing 2017	—	170.6
	1,375.0	945.6
Plus: Unamortized premium	33.6	—
Less: Current Portion	—	(15.3)
Total long-term debt	$1,408.6	$930.3
On February 3, 2012, the Company issued 7.375% senior notes (the “Senior Notes”) in an aggregate principal amount of $775.0 to Ralcorp pursuant to a contribution agreement in connection with the internal reorganization. The Senior Notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee. Pursuant to a first supplemental indenture dated May 28, 2013, the Company’s subsidiary Attune Foods, LLC became a guarantor under the indenture. Pursuant to a second supplemental indenture dated as of September 3, 2013, PNC and its subsidiary became guarantors under the indenture.
On October 25, 2012, the Company issued additional Senior Notes with an aggregate principal value of $250.0 at a price of 106% of par value. On July 18, 2013, the Company issued additional Senior Notes with an aggregate principal value of $350.0 at a price of 105.75% of par value. The premiums related to these Senior Notes are amortized as a reduction to interest expense over the term of the Senior Notes. At September 30, 2013, the unamortized premium was $33.6. Interest payments on the Senior Notes are due semi-annually each February 15 and August 15. The maturity date of the Senior Notes is February 15, 2022.
The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). Our foreign subsidiaries will not guarantee the Senior Notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
The Senior Notes are subject to a registration rights agreement pursuant to which the Company and its subsidiary guarantors agreed to file exchange offer registration statements registering exchange notes with the Securities and Exchange Commission (“SEC”) that have substantially identical terms as the Senior Notes. The Company filed a registration statement on November 9, 2012 for Senior Notes with a principal value of $1,025.0 and it was declared effective on November 26, 2012. For the remaining $350.0 principal value of Senior Notes, the Company and its subsidiary guarantors have agreed to file a second registration statement with the SEC on or prior to May 4, 2014 and to use commercially reasonable efforts to have the registration statement declared effective on or prior to July 13, 2014. The Company and its subsidiary guarantors also agreed to file and to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to the resale of the Senior Notes under certain circumstances.
As of September 30, 2012, the Company maintained a $350.0 senior secured credit facility (the “Credit Facility”). The Credit Facility provided for (i) a revolving credit facility in a principal amount of $175.0, and (ii) a term loan facility in an aggregate principal amount of $175.0. On February 28, 2013, the Company repaid the outstanding principal and accrued interest on the term loan facility using the proceeds from a preferred stock offering completed in February 2013 (see Note 18). On July 18, 2013, the Company terminated the revolving credit facility under the Credit Facility dated as of February 3, 2012 (as amended from time to time among the Company, the institutions from time to time party as lenders thereto, and Barclays Bank PLC). The revolving credit facility had a maturity date of February 3, 2017. There were no outstanding borrowings under the Credit Facility as of September 30, 2013 or 2012.
Borrowings under the Credit Facility bore interest at LIBOR or a base rate (as defined in the Credit Facility) plus an applicable margin ranging from 1.50% to 2.00% for LIBOR-based loans and from 0.50% to 1.00% for base rate-based loans, depending upon the Company’s consolidated leverage ratio. At September 30, 2012, the weighted average interest rate on the term loan borrowings under the Credit Facility was 2.2%.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
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
In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually and in the aggregate to Post’s consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters are not expected to be material to Post’s consolidated financial position, results of operations or cash flows.
Post’s operations are also subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, waste water pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and Superfund, which imposes joint and several liability on each responsible party. The Company’s Canadian facility is subject to local and national Canadian regulations similar to those applicable to us in the United States.
The Environmental Protection Agency (“EPA”) and related environmental governmental agencies issued a notice that Post may be liable for improper air emissions at the Modesto, California facility. In September 2013, the Company entered into a consent decree with the EPA and related agencies, and pursuant to the decree, Post agreed to pay a penalty of $0.6. Payment is expected in the first quarter of 2014. The Company anticipates it will be indemnified for a significant portion of any remediation and penalties by a previous owner of the facility.
Lease Commitments
Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2013 were $5.0, $4.5, $3.0, $1.4, $1.0 and $3.3 for fiscal 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.
NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFITS
Certain of the Company’s employees are eligible to participate in the Company’s qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Inc. The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and (for the U.S. plans for periods prior to the Spin-Off) certain allocations. In separating amounts in the U.S. plans between Post and Ralcorp, liabilities were calculated directly based on the participants of each group, and plan assets were allocated in accordance with the requirements of Internal Revenue Code Section 414(l) and ERISA Section 4044. The separation of the Post pension and other postretirement benefit plans from Ralcorp’s pension and other postretirement benefit plans resulted in a one-time separation adjustment of $11.5 ($7.2, net of tax) recognized in Accumulated Other Comprehensive Income as a component of Stockholders’ Equity. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.
Effective January 1, 2011, benefit accruals for defined benefit pension plans were frozen for all administrative employees and certain production employees.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2013, and a statement of the funded status and amounts recognized in the combined balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	Year Ended September 30,		Year Ended September 30,
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of period	$39.9	$27.0	$101.3	$89.8
Service cost	4.2	3.7	2.4	2.3
Interest cost	1.8	1.5	4.0	4.1
Plan participants’ contributions	0.8	0.8	—	—
Plan changes	—	—	(3.5)	—
Actuarial loss (gain)	(2.2)	7.4	(14.9)	5.1
Separation related adjustments	—	0.1	—	—
Benefits paid	(1.7)	(1.0)	(1.3)	(0.4)
Curtailments	1.2	—	—	—
Special termination benefits	0.4	—	—	—
Currency translation	(0.3)	0.4	(0.3)	0.4
Benefit obligation at end of period	$44.1	$39.9	$87.7	$101.3

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$23.2	$12.5	$—	$—
Actual return on plan assets	1.6	2.6	—	—
Employer contributions	8.5	6.3	1.3	0.4
Separation related adjustments	—	1.8	—	—
Plan participants’ contributions	0.8	0.8	—	—
Benefits paid	(1.7)	(1.0)	(1.3)	(0.4)
Currency translation	(0.3)	0.2	—	—
Fair value of plan assets at end of period	32.1	23.2	—	—
Funded status	$(12.0)	$(16.7)	$(87.7)	$(101.3)

Amounts recognized in assets or liabilities
Other current liabilities	$—	$—	$(1.9)	$(1.5)
Other liabilities	(12.0)	(16.7)	(85.8)	(99.8)
Net amount recognized	$(12.0)	$(16.7)	$(87.7)	$(101.3)

Amounts recognized in accumulated other comprehensive income or loss
Net actuarial loss (gain)	$8.5	$11.8	$12.9	$29.6
Prior service cost (credit)	1.3	1.7	(5.2)	(2.9)
Total	$9.8	$13.5	$7.7	$26.7

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	5.15%	4.13%	5.21%	3.96%
Discount rate — Canadian plans	4.87%	4.25%	5.01%	4.39%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
The accumulated benefit obligation exceeded the fair value of plan assets for the domestic pension plan at September 30, 2013 and for all pension plans at September 30, 2012. The aggregate accumulated benefit obligation for pension plans was $41.7 at September 30, 2013 and $37.0 at September 30, 2012. The Company recorded a benefit obligation reduction of $3.5 related to increases in beneficiary cost sharing.

The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income.

	Pension Benefits
	Year Ended September 30,
	2013	2012	2011
Components of net periodic benefit cost
Service cost	$4.2	$3.7	$3.6
Interest cost	1.8	1.5	1.3
Expected return on plan assets	(1.7)	(1.5)	(1.6)
Recognized net actuarial loss	1.1	0.5	0.4
Recognized prior service cost	0.4	0.4	0.4
Curtailments/settlements/special termination benefits	1.7	—	—
Net periodic benefit cost	$7.5	$4.6	$4.1

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans (Pre-Spin)	n/a	5.05%	5.40%
Discount rate — U.S. plans (Post-Spin)	4.13%	4.82%	—%
Discount rate — Canadian plans	4.25%	5.15%	5.40%
Rate of compensation increase	3.00%	3.00%	3.25%
Expected return on plan assets — U.S. plans	6.00%	8.50%	8.75%
Expected return on plan assets — Canadian plans	6.25%	6.25%	6.25%

Changes benefit obligation recognized in other comprehensive income or loss
Net loss (gain)	$(2.1)	$6.3	$(7.9)
Recognized loss	(1.1)	(0.6)	(0.4)
Recognized prior service cost	(0.4)	(0.4)	(0.4)
Loss adjustment due to Spin-Off	—	10.8	—
Currency translation	—	0.1	—
Total recognized in other comprehensive income or loss (before tax effects)	$(3.6)	$16.2	$(8.7)

	Other Benefits
	Year Ended September 30,
	2013	2012	2011
Components of net periodic benefit cost
Service cost	$2.4	$2.3	$2.6
Interest cost	4.0	4.1	3.7
Recognized net actuarial loss	1.7	0.6	0.1
Recognized prior service credit	(1.1)	(1.2)	(1.2)
Net periodic benefit cost	$7.0	$5.8	$5.2

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans (Pre-Spin)	n/a	5.13%	5.13%
Discount rate — U.S. plans (Post-Spin)	3.96%	4.86%	—%
Discount rate — Canadian plans	4.39%	5.26%	5.26%
Rate of compensation increase	3.00%	3.00%	3.25%

Changes in plan assets and benefit obligation recognized in other comprehensive income or loss
Net (gain) loss	$(14.9)	$5.1	$16.3
Recognized loss	(1.7)	(0.6)	(0.1)
Prior service credit	(3.5)	—	—
Recognized prior service credit	1.1	1.2	1.1
Loss adjustment due to Spin-Off	—	11.2	—
Currency translation	—	0.1	—
Total recognized in other comprehensive income or loss (before tax effects)	$(19.0)	$17.0	$17.3
For pension benefits, the estimated net actuarial loss and prior service cost (credit) expected to be reclassified from accumulated other comprehensive income into net periodic benefit cost during 2014 related to pension benefits are $0.7 and $0.3, respectively. The corresponding amounts related to other postretirement benefits are $0.4 and $(2.4), respectively.
The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 50% equity securities (comprised of 27.5% U.S. equities and 22.5% foreign equities), 39.5% debt securities, 10% real assets and 0.5% cash. At September 30, 2013, equity securities were 56%, debt securities were 38%, real assets were 5% and other was 1% of the fair value of total plan assets, approximately 85% of which was invested in passive index funds. At September 30, 2012, equity securities were 54%, debt securities were 38%, real assets were 6% and other was 2% of the fair value of total plan assets, approximately 84% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The following table represents the pension plan’s assets measured at fair value on a recurring basis and the basis for that measurement (for more information on the fair value framework in ASC Topic 820, refer to Note 13).

	September 30, 2013			September 30, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
Mutual funds:
Equities	$17.9	$—	$17.9	$12.5	$—	$12.5
Bonds	2.5	2.5	—	3.6	3.6	—
Pooled Assets	2.2	—	2.2	1.6	—	1.6
Fixed income	7.5	—	7.5	3.5	—	3.5
Real assets	1.6	—	1.6	1.4	—	1.4
	31.7	2.5	29.2	22.6	3.6	19.0
Cash	0.4	0.4	—	0.6	0.6	—
	$32.1	$2.9	$29.2	$23.2	$4.2	$19.0
The fair value of mutual funds is based on quoted net asset values of the shares held by the plan at year end.
For September 30, 2013 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2014 was 9.0% and 6.6% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2012 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2013 was 9.5% and 6.8% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2013 and 2012 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 6.5% and 7.0%, respectively, declining gradually to an ultimate rate of 5% for 2017 and beyond. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2013.

	Increase	Decrease
Effect on postretirement benefit obligation	$16.6	$(13.2)
Effect on total service and interest cost	1.5	(1.2)
As of September 30, 2013, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2014	2015	2016	2017	2018	2019- 2023
Pension benefits	$1.8	$2.3	$2.4	$2.3	$2.2	$13.8
Other benefits	2.0	2.5	3.1	3.6	4.1	24.4
Subsidy receipts	—	—	—	—	—	0.8
In addition to the contributions made as benefit payments in unfunded plans and participant contributions, the Company expects to make $6.5 of contributions to its defined benefit pension plans during fiscal 2014.
In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $2.8, $1.8 and $1.7 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
NOTE 17 — STOCK-BASED COMPENSATION
On February 3, 2012, the Company established the 2012 Long-Term Incentive Plan (the “Plan”) which permits the issuance of various stock-based compensation awards up to 6.5 million shares. The Plan allows the issuance of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units or other awards. Awards issued under the Plan have a maximum term of ten years, provided, however, that the compensation committee of the board of directors may, in its discretion, grant awards with a longer term to participants who are located outside the United States.
Total compensation cost for stock-based compensation awards recognized in the fiscal years ended 2013, 2012 and 2011 was $12.0, $5.0 and $1.7, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $3.9, $1.9 and $0.6, respectively. As of September 30, 2013, the total compensation cost related to nonvested awards not yet recognized was $24.7, which is expected to be recognized over a weighted average period of 2.5 years.
Stock Appreciation Rights
Information about stock-settled stock appreciation rights (“SSARs”) is summarized in the following table. Upon exercise of each right, the holder of SSARs will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The Company uses shares from the Plan to settle SSARs exercised. The total intrinsic value of SSARs exercised was $1.2, $0.1 and $0.1 in the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
In February 2013 and 2012, the Company granted 35,000 and 70,000 SSARs, respectively, to its non-management members of the board of directors. Due to vesting provisions of these awards the Company determined that these awards had subjective acceleration rights such that the Company expensed the grant date fair value upon issuance and recognized $0.4 and $0.7 of related expense for the years ended September 30, 2013 and 2012, respectively.

	Stock-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2012	356,243	$21.39
Granted	35,000	37.89
Exercised	(69,130)	18.86
Forfeited	(6,348)	17.73
Expired	—	—
Outstanding at September 30, 2013	315,765	23.84	6.94	$5.2
Vested and expected to vest as of September 30, 2013	311,670	23.91	6.94	5.1
Exercisable at September 30, 2013	102,855	19.79	5.53	2.1
For SSARs granted to Company employees prior to the separation from Ralcorp, the assumptions used in the Black-Scholes model were based on Ralcorp’s history and stock characteristics. There were no SSARs issued in fiscal 2011. The following table provides the grant date fair value of each SSAR using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and fair values for SSARs granted during fiscal years ended 2013 and 2012 are summarized in the table below.

	2013	2012
Expected term (in years)	6.5	6.5
Expected stock price volatility	29.4%	29.0%
Risk-free interest rate	1.26%	1.20%
Expected dividends	0%	0%
Fair value (per right)	$12.19	$9.96
Cash Settled Stock Appreciation Rights

	Cash-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2012	31,735	$18.10
Granted	—	—
Exercised	—	—
Forfeited	(9,521)	18.10
Expired	—	—
Outstanding at September 30, 2013	22,214	18.10	6.98	$0.5
Vested and expected to vest as of September 30, 2013	21,350	18.10	6.98	0.5
Exercisable at September 30, 2013	7,402	18.10	6.98	0.2
The fair value of each cash settled stock appreciation right (“SAR”) was estimated each reporting period using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. Although no SARs were granted to Post employees during the fiscal years ended September 30, 2013, 2012 and 2011, the following table presents the assumptions used to remeasure the fair value of outstanding SARs at those dates.

	2013	2012	2011
Expected term	3.5	4.5	5.0
Expected stock price volatility	27.6%	30.5%	30.0%
Risk-free interest rate	0.82%	0.70%	0.96%
Expected dividends	0%	0%	0%
Fair value (per right)	$23.09	$14.15	$30.27
Stock Options

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,820,000	$31.25
Granted	300,000	33.89
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2013	2,120,000	31.62	8.73	$18.5
Vested and expected to vest as of September 30, 2013	2,120,000	31.62	8.73	18.5
Exercisable at September 30, 2013	606,666	31.25	8.66	5.5
The fair value of each stock option was estimated on the date of grant using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical share options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and fair values for stock options granted during the years ended September 31, 2013 and 2012 are summarized in the table below.

	2013	2012
Expected term	7.8	4.8
Expected stock price volatility	28.32%	30.24%
Risk-free interest rate	1.19%	0.77%
Expected dividends	0%	0%
Fair value (per option)	11.54	8.52
Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2012	362,500	$31.25
Granted	57,000	33.89
Vested	(120,833)	31.25
Forfeited	—	—
Nonvested at September 30, 2013	298,667	31.75
The fair value of each restricted stock award was determined based upon the closing price of the Company’s stock on the date of grant. Of the 120,833 RSUs that vested in fiscal 2013, 104,167 will be settled at a future date within 60 days after the holder of the RSUs is no longer an executive officer of the Company. The total vest date fair value of restricted stock units that vested during fiscal 2013 was $5.3. No shares vested in either 2012 or 2011.

Cash Settled Restricted Stock Units

	Cash-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2012	76,750	$31.34
Granted	95,750	41.47
Vested	(24,247)	31.34
Forfeited	(4,000)	31.34
Nonvested at September 30, 2013	144,253	38.06
Cash settled restricted stock awards are liability awards and as such, their fair value is based upon the closing price of the Company’s stock for each reporting period. Cash used by the Company to settle restricted stock units was $1.1 for the year ended September 30, 2013. No such payments were made in either 2012 or 2011.
Deferred Compensation
Post provides for a deferred compensation plan for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation or bonus until some later date. Deferrals for employee participants may be made into Post common stock equivalents (Equity Option) or into a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (Vanguard Funds). Deferrals for director participants must be made into Post common stock equivalents and also receive a 33% matching contribution. Deferrals into the Equity Option are distributed in Post stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to this deferred compensation plan. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in “Selling, general and administrative expenses” and offset the related change in the deferred compensation liability.
NOTE 18 - PREFERRED STOCK
In February 2013, the Company authorized and issued approximately 2.4 million shares of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Company received net proceeds of $234.0 after paying offering related fees and expenses of approximately $7.5. The preferred stock has a $0.01 par value per share and a $100.00 liquidation value per share. The preferred stock earns cumulative dividends at a rate of 3.75% per annum payable quarterly on February 15, May 15, August 15 and November 15, beginning on May 15, 2013. The preferred stock is non-voting and ranks senior to our outstanding common stock upon the Company’s dissolution or liquidation. The preferred stock has no maturity date; however, holders of the preferred stock may convert their preferred stock at an initial conversion rate of 2.1192 shares of the Company’s common stock per share of convertible preferred stock, which is equivalent to a conversion price of $47.19 per share of common stock. Additionally, on or after February 15, 2018, the Company will have the option to redeem some or all the preferred stock at a redemption price equal to 100% of the liquidation preference per share, plus accrued and unpaid dividends if the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.
NOTE 19 — TRANSACTIONS WITH FORMER OWNER
Prior to the Spin-Off, Post operated under Ralcorp’s centralized cash management system, Post’s cash requirements were provided directly by Ralcorp, and cash generated by Post was generally remitted directly to Ralcorp. Transaction systems (e.g. payroll, employee benefits and accounts payable) used to record and account for cash disbursements were generally provided by Ralcorp. Ralcorp also provided centralized demand planning, order management, billing, credit and collection services to Post. Transaction systems (e.g. revenues, accounts receivable and cash application) used to record and account for cash receipts were generally provided by centralized Ralcorp organizations. These Ralcorp systems were generally designed to track assets/liabilities and receipts/payments on a business specific basis. After the Spin-Off, Ralcorp continued to provide many of these services to Post under a transition services agreement (“TSA”) between the companies.
At the time of the Spin-Off, Ralcorp contributed its net investment in Post in exchange for approximately 6.8 million shares of Post common stock and a $900.0 cash distribution which was funded through the incurrence of long-term debt by Post (see Note 14). Prior to Ralcorp’s contribution of its net investment, the net investment balance decreased due to separation related adjustments in the net amount of $182.8 primarily due to differences between the $900.0 cash distribution to Ralcorp compared to the settlement of intercompany debt of $784.5 and equity investment in a partnership of $60.2 (see Note 21) that did not transfer to Post in connection with the Spin-Off.
For periods prior to the Spin-Off, costs and expenses in the accompanying consolidated statements of operations represent direct and allocated costs and expenses related to Post. Costs for certain functions and services performed by centralized Ralcorp organizations were allocated to Post based upon reasonable activity bases (generally volume, revenues, net assets or a combination as compared to the total of Ralcorp and Post amounts) or other reasonable methods. The consolidated statements of operations include expense allocations for certain manufacturing, shipping, distribution and administration costs including information systems, procurement, accounting shared services, legal, tax, human resources, payroll, credit and accounts receivable, customer service and cash management. For the years ended September 30, 2012, and 2011, total allocated costs were $4.6, and $21.5 respectively, which are reported in “selling, general and administrative expenses.” There were no such costs for the year ended September 30, 2013. After the Spin-Off, costs for services provided by Ralcorp are based on agreed upon fees contained in the TSA. TSA charges were $5.2 and $8.1, for the years ended September 30, 2013 and 2012 respectively, and were reported in “Selling, general and administrative expenses.”
Post produces certain products for sale to Ralcorp. For periods prior to the Spin-Off, the amounts related to these transactions have been included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions which were consistent with prices of similar arm’s-length transactions. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA with Ralcorp. Net sales related to those transactions was $15.3, $16.7 and $10.5 in the years ended September 30, 2013, 2012, and 2011, respectively.
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
During fiscal 2012, Post incurred approximately $0.5 of outside legal and accounting fees in connection with the restatement of the Company’s financial statements for the fiscal year ended September 30, 2011 and the first fiscal quarter ended December 31, 2011 and in connection with Ralcorp’s disposition of its Post shares (see Note 1). Ralcorp agreed to reimburse Post for these costs.
Prior to the Spin-Off, Ralcorp maintained all debt obligations on a consolidated basis to fund and manage its operations. During the periods presented in these financial statements prior to the Spin-Off date, Post had no direct debt obligations; however, Ralcorp followed the policy of applying debt and related interest expense to the operations of Post based upon net debt assumed in the acquisition of Post from Kraft in August 2008.
On September 29, 2011, prior to the Spin-Off, Post Foods Canada Corp. issued a promissory note to Western Waffles Corp., an affiliate of Ralcorp, whereby Western Waffles Corp. became indebted to Post Foods Canada Corp. in the amount of $4.0 plus 4.0 Canadian dollars. The promissory note bore interest at the rate of 1% per annum and was payable on demand. The note was redeemed during December 2011.
On November 4, 2010, Post entered into an agreement to sell, on an ongoing basis, all of the trade accounts receivable of Post Foods, LLC to a wholly owned, bankruptcy-remote subsidiary of Ralcorp named Ralcorp Receivables Corporation (“RRC”). The accounts receivable of Post Foods Canada Corp. were not incorporated into the agreement and were not sold to RRC. The purchase price of the receivables sold was calculated with a discount factor of 1.18%. Post received a fee from RRC to service the receivables (with no significant servicing assets or liabilities). The discounts totaled $3.3 and $13.0 in the years ended September 30, 2012 and 2011, respectively, and were reported as a component of “Other (income) expense, net.” Servicing fee income was $0.8 and $3.7 in the years ended September 30, 2012 and 2011, respectively, and was reported as a reduction to “Selling, general and administrative expenses.” Post terminated its agreement with RRC in December 2011.
In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $8.9, $12.5 and $2.8 in the years ended September 30, 2013, 2012 and 2011, respectively. These separation related costs incurred were primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the

TSA. These costs were reported as a component of “Selling, general and administrative expenses.” See Note 1 for additional information on the Spin-Off. As of September 30, 2013, the Company had a payable of $1.3 related to the net transactions from these agreements. The Company had no similar receivable or payable as of September 30, 2012.
Derivative financial instruments and hedging
See Note 12 for a discussion of Post’s participation in Ralcorp’s derivative financial instrument and hedging program.
NOTE 20 — SEGMENTS
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of intangible assets, accelerated depreciation on plant closures, restructuring expenses, and other unallocated corporate income and expenses.
Post’s external revenues were primarily generated by sales within the United States; foreign (primarily Canadian) sales were approximately 13.6% of total net sales. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2013 and 2012, the majority of Post’s tangible long-lived assets were located in the United States; the remainder is located in Canada and has a net carrying value of approximately $46.1 and $52.6, respectively.
In the fiscal years ended September 30, 2013, 2012 and 2011, one customer accounted for $206.1, $204.2 and $206.9, respectively, or approximately 20% of total net sales. Each of the segments sells products to this major customer.
The following tables present information about the Company’s operating segments, which are also its reportable segments. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 5).

	Year Ended September 30,
	2013	2012	2011
Net Sales
Post Foods	$982.8	$958.9	$968.2
Attune Foods	37.8	—	—
Active Nutrition	13.9	—	—
Eliminations	(0.4)	—	—
Total	$1,034.1	$958.9	$968.2
Segment Profit
Post Foods	$168.1	$165.9	$206.0
Attune Foods	2.5	—	—
Active Nutrition	1.0	—	—
Total segment profit	171.6	165.9	206.0
General corporate expenses and other	47.5	25.2	18.6
Accelerated depreciation on plant closure	9.6	—	—
Restructuring expenses	3.8	—	—
Impairment of goodwill and other intangible assets	2.9	—	566.5
Interest expense	85.5	60.3	51.5
Earnings before income taxes	$22.3	$80.4	$(430.6)
Additions to property and intangibles
Post Foods	$24.7	$21.6	$14.9
Attune Foods	—	—	—
Active Nutrition	—	—	—
Corporate	8.1	9.3	—
Total	$32.8	$30.9	$14.9
Depreciation and amortization
Post Foods	$58.8	$60.3	$58.7
Attune Foods	2.6	—	—
Active Nutrition	0.5	—	—
Total segment depreciation and amortization	61.9	60.3	58.7
Accelerated depreciation on plant closure	9.6	—	—
Corporate	5.3	2.9	—
Total	$76.8	$63.2	$58.7

	September 30,
	2013	2012
Assets, end of year
Post Foods	$2,614.9	$2,637.4
Attune Foods	172.0	—
Active Nutrition	198.0	—
Corporate	488.9	94.9
Total	$3,473.8	$2,732.3

NOTE 21 — INVESTMENT IN PARTNERSHIP
On February 1, 2010, Post Foods Canada Corp. received a noncash equity contribution from its parent company in the form of ownership interests in a Canadian partnership named RAH Canada Limited Partnership. The investment was recorded at $58.6 and reflected a 48.15% ownership in the partnership. Another Ralcorp entity held the remainder of the ownership interests.
Post accounted for its investment in the partnership using the equity method. The amount of Post’s net investment that represents undistributed earnings from the partnership was $0.2 and $4.2 as of September 30, 2012 and 2011, respectively. The carrying value at September 30, 2011 approximated the market value of Post’s investment. This equity investment in RAH Canada did not transfer to Post in the Spin-Off.
NOTE 22 — CONDENSED FINANCIAL STATEMENTS OF GUARANTORS
On February 3, 2012, the Company issued the Senior Notes in an aggregate principal amount of $775.0 to Ralcorp pursuant to a contribution agreement in connection with the internal reorganization. The aggregate principal amount of the Senior Notes was increased to a total of $1,375.0 by subsequent issuances completed on October 25, 2012 and July 18, 2013. The Senior Notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee. Pursuant to a first supplemental indenture dated as of May 28, 2013, Attune Foods, LLC became a guarantor under the indenture. Pursuant to a second supplemental indenture dated as of September 3, 2013, PNC and its subsidiary became guarantors under the indenture.
The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, the “Guarantors.” Our foreign subsidiaries, the “Non-Guarantors,” will not guarantee the Senior Notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company (Post Holdings, Inc.), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. The Condensed Consolidating Financial Statements present the Parent Company’s investments in subsidiaries using the equity method of accounting. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor and the Non-Guarantor subsidiaries. Post Foods, LLC, Attune Foods, LLC, Premier Nutrition Corporation and Premier Protein, Inc. are currently the Company’s only domestic subsidiaries and together with Post Holdings, Inc. form a single consolidated tax group for U.S. income tax purposes. Accordingly, income tax expense has been presented on the Guarantors’ Condensed Statements of Operations using the consolidated U.S. effective tax rate for the Company. Income tax payable and deferred tax items for the consolidated U.S. tax paying group reside solely on the Parent Company’s Condensed Balance Sheet. For periods prior to February 3, 2012, the Parent Company had no operations and therefore no Parent Company financial information is presented for those periods and accordingly the equity earnings of the Parent Company will not equal the earnings of the subsidiaries.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$978.8	$73.5	$(18.2)	$1,034.1
Cost of goods sold	—	570.0	57.4	(18.2)	609.2
Gross Profit	—	408.8	16.1	—	424.9
Selling, general and administrative expenses	7.7	269.0	17.7	—	294.4
Amortization of intangible assets	—	14.6	—	—	14.6
Restructuring expense	—	3.8	—	—	3.8
Impairment of goodwill and other intangible assets	—	2.9	—	—	2.9
Other operating expenses, net	—	1.0	0.4	—	1.4
Operating (Loss) Profit	(7.7)	117.5	(2.0)	—	107.8
Interest expense	85.5	—	—	—	85.5
(Loss) Earnings before Income Taxes	(93.2)	117.5	(2.0)	—	22.3
Income tax (benefit) expense	(30.0)	37.7	(0.6)	—	7.1
Net (Loss) Earnings before Equity in Subsidiaries	(63.2)	79.8	(1.4)	—	15.2
Equity earnings in subsidiary	78.4	—	—	(78.4)	—
Net Earnings (Loss)	$15.2	$79.8	$(1.4)	$(78.4)	$15.2
Total Comprehensive Income (Loss)	$26.7	$92.4	$(2.5)	$(89.9)	$26.7

	Year Ended September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$906.1	$70.9	$(18.1)	$958.9
Cost of goods sold	—	495.2	52.9	(18.1)	530.0
Gross Profit	—	410.9	18.0	—	428.9
Selling, general and administrative expenses	3.6	254.0	16.9	—	274.5
Amortization of intangible assets	—	12.6	—	—	12.6
Other operating expenses, net	—	2.7	—	—	2.7
Operating (Loss) Profit	(3.6)	141.6	1.1	—	139.1
Interest expense	42.6	16.2	1.5	—	60.3
Other expense	—	3.3	(4.9)	—	(1.6)
(Loss) Earnings before Income Taxes	(46.2)	122.1	4.5	—	80.4
Income tax (benefit) expense	(17.3)	46.7	1.1	—	30.5
Net (Loss) Earnings before Equity in Subsidiaries	(28.9)	75.4	3.4	—	49.9
Equity earnings in subsidiary	65.5	—	—	(65.5)	—
Net Earnings	$36.6	$75.4	$3.4	$(65.5)	$49.9
Total Comprehensive Income	$22.2	$55.4	$2.4	$(51.1)	$28.9

	Year Ended September 30, 2011
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$921.2	$68.5	$(21.5)	$968.2
Cost of goods sold	—	482.8	55.3	(21.5)	516.6
Gross Profit	—	438.4	13.2	—	451.6
Selling, general and administrative expenses	—	223.8	15.7	—	239.5
Amortization of intangible assets	—	12.6	—	—	12.6
Impairment of goodwill and other intangible assets	—	566.5	—	—	566.5
Other operating expenses, net	—	1.5	0.1	—	1.6
Operating Loss	—	(366.0)	(2.6)	—	(368.6)
Intercompany interest expense	—	47.5	4.0	—	51.5
Other expense	—	13.1	(2.6)	—	10.5
Loss before Income Taxes	—	(426.6)	(4.0)	—	(430.6)
Income tax benefit	—	(5.3)	(1.0)	—	(6.3)
Net Loss	$—	$(421.3)	$(3.0)	$—	$(424.3)
Total Comprehensive Loss	$—	$(426.5)	$(2.0)	$—	$(428.5)

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$391.4	$4.1	$8.2	$(1.7)	$402.0
Restricted cash	38.1	—	—	—	38.1
Receivables, net	0.3	75.9	10.9	(3.9)	83.2
Inventories	—	115.9	6.0	—	121.9
Deferred income taxes	11.8	—	0.1	—	11.9
Prepaid expenses and other current assets	3.2	7.4	0.4	—	11.0
Total Current Assets	444.8	203.3	25.6	(5.6)	668.1
Property, net	—	342.4	46.1	—	388.5
Goodwill	—	1,483.3	6.4	—	1,489.7
Other intangible assets, net	—	898.4	—	—	898.4
Intercompany receivable	391.9	—	—	(391.9)	—
Investment in subsidiaries	2,384.0	—	—	(2,384.0)	—
Deferred income taxes	—	—	2.4	—	2.4
Other assets	24.0	2.7	—	—	26.7
Total Assets	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$0.5	$76.9	$5.3	$(5.6)	$77.1
Other current liabilities	18.5	43.8	6.6	—	68.9
Total Current Liabilities	19.0	120.7	11.9	(5.6)	146.0
Long-term debt	1,408.6	—	—	—	1,408.6
Intercompany payable	—	391.7	0.2	(391.9)	—
Deferred income taxes	304.3	—	—	—	304.3
Other liabilities	14.2	94.9	7.2	—	116.3
Total Liabilities	1,746.1	607.3	19.3	(397.5)	1,975.2
Total Stockholders’ Equity	1,498.6	2,322.8	61.2	(2,384.0)	1,498.6
Total Liabilities and Stockholders’ Equity	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

	September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$49.7	$2.2	$6.3	$—	$58.2
Receivables, net	—	50.1	11.1	(4.7)	56.5
Inventories	—	71.6	7.0	—	78.6
Deferred income taxes	1.1	—	—	—	1.1
Prepaid expenses and other current assets	9.3	5.4	0.6	—	15.3
Total Current Assets	60.1	129.3	25.0	(4.7)	209.7
Property, net	—	352.5	52.6	—	405.1
Goodwill	—	1,359.9	6.7	—	1,366.6
Other intangible assets, net	—	736.0	—	—	736.0
Intercompany Receivable	371.9	—	—	(371.9)	—
Investment in subsidiaries	2,067.2	—	—	(2,067.2)	—
Other assets	13.4	1.4	2.7	(2.6)	14.9
Total Assets	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

LIABILITIES AND RALCORP EQUITY
Current Liabilities
Current portion of long-term debt	$15.3	$—	$—	$—	$15.3
Accounts payable	—	49.6	5.1	(4.7)	50.0
Other current liabilities	8.3	44.7	8.1	—	61.1
Total Current Liabilities	23.6	94.3	13.2	(4.7)	126.4
Long-term debt	930.3	—	—	—	930.3
Intercompany payable	—	371.9	—	(371.9)	—
Deferred income taxes	317.5	—	—	(2.6)	314.9
Other liabilities	9.7	109.4	10.1	—	129.2
Total Liabilities	1,281.1	575.6	23.3	(379.2)	1,500.8
Total Stockholders’ Equity	1,231.5	2,003.5	63.7	(2,067.2)	1,231.5
Total Liabilities and Stockholders’ Equity	$2,512.6	$2,579.1	$87.0	$(2,446.4)	$2,732.3

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by (Used in) by Operating Activities	$37.7	$158.3	$4.8	$(81.6)	$119.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(345.8)	(7.1)	—	—	(352.9)
Additions to property	—	(30.3)	(2.5)	—	(32.8)
Restricted cash	(38.1)	—	—	—	(38.1)
Proceeds from equity distributions	39.1	—	—	(39.1)	—
Net Cash Used in Investing Activities	(344.8)	(37.4)	(2.5)	(39.1)	(423.8)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	600.0	—	—	—	600.0
Proceeds from issuance of preferred stock, net of issuance costs	234.0	—	—	—	234.0
Repayments of long-term debt	(170.6)	—	—	—	(170.6)
Payments of preferred stock dividend	(4.2)	—	—	—	(4.2)
Payments of debt issuance costs	(10.5)	—	—	—	(10.5)
Payments for equity distributions	—	(119.0)	—	119.0	—
Other, net	0.1	—	—	—	0.1
Net Cash Provided by (Used in) by Financing Activities	648.8	(119.0)	—	119.0	648.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(0.4)	—	(0.4)

Net Increase in Cash and Cash Equivalents	341.7	1.9	1.9	(1.7)	343.8
Cash and Cash Equivalents, Beginning of Year	49.7	2.2	6.3	—	58.2
Cash and Cash Equivalents, End of Year	$391.4	$4.1	$8.2	$(1.7)	$402.0

	Year Ended September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(3.1)	$201.5	$9.8	$(64.2)	$144.0

Cash Flows from Investing Activities
Additions to property	—	(29.5)	(1.4)	—	(30.9)
Payment for equity contributions	(6.0)	—	—	6.0	—
Proceeds from equity distributions	84.3	—	—	(84.3)	—
Net Cash Provided by (Used in) Investing Activities	78.3	(29.5)	(1.4)	(78.3)	(30.9)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	775.0	—	—	—	775.0
Proceeds from issuance of term loan	175.0	—	—	—	175.0
Payment to Ralcorp	(900.0)	—	—	—	(900.0)
Repayments of long-term debt	(4.4)	—	—	—	(4.4)
Purchases of treasury stock	(53.4)	—	—	—	(53.4)
Change in net investment of Ralcorp	—	(21.3)	(18.1)	—	(39.4)
Payments of debt issuance costs	(17.7)	—	—	—	(17.7)
Changes in intercompany debt	—	—	7.8	—	7.8
Proceeds from equity contributions	—	—	6.0	(6.0)	—
Payments for equity distributions	—	(148.5)	—	148.5	—
Net Cash (Used in) Provided by Financing Activities	(25.5)	(169.8)	(4.3)	142.5	(57.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	0.5	—	0.5

Net Increase in Cash and Cash Equivalents	49.7	2.2	4.6	—	56.5
Cash and Cash Equivalents, Beginning of Year	—	—	1.7	—	1.7
Cash and Cash Equivalents, End of Year	$49.7	$2.2	$6.3	$—	$58.2

	Year Ended September 30, 2011
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by (Used in) Operating Activities	$—	$144.6	$(0.8)	$—	$143.8

Cash Flows from Investing Activities
Additions to property	—	(12.5)	(2.4)	—	(14.9)
Net Cash Used in Investing Activities	—	(12.5)	(2.4)	—	(14.9)

Cash Flows from Financing Activities
Change in net investment of Ralcorp	—	(132.1)	(60.2)	—	(192.3)
Changes in intercompany debt	—	—	60.2	—	60.2
Net Cash Used in Financing Activities	—	(132.1)	—	—	(132.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	0.1	—	0.1

Net Decrease in Cash and Cash Equivalents	—	—	(3.1)	—	(3.1)
Cash and Cash Equivalents, Beginning of Year	—	—	4.8	—	4.8
Cash and Cash Equivalents, End of Year	$—	$—	$1.7	$—	$1.7

NOTE 23 - SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2013
Net sales	$236.9	$248.2	$257.3	$291.7
Gross profit	105.7	102.5	104.2	112.5
Net earnings (loss)	7.6	5.1	3.4	(0.9)
Net earnings (loss) available to common stockholders	7.6	4.3	1.1	(3.2)
Basic earnings (loss) per share	$0.23	$0.13	$0.03	$(0.10)
Diluted earnings (loss) per share	$0.23	$0.13	$0.03	$(0.10)

Fiscal 2012
Net sales	$219.3	$250.5	$241.9	$247.2
Gross profit	98.0	111.0	109.8	110.1
Net earnings	12.8	10.5	15.8	10.8
Basic earnings per share	$0.37	$0.31	$0.46	$0.32
Diluted earnings per share	$0.37	$0.30	$0.46	$0.31

NOTE 24 — SUBSEQUENT EVENTS
Debt Issuance
On November 18, 2013, the Company issued $525.0 million principal value of 6.75% senior notes due in December 2021. The 6.75% senior notes were issued at par and the Company received $517.1 after paying investment banking fees of $7.9 which, along with other financing fees incurred, will be deferred and amortized to interest expense over the term of the notes.
Preferred Stock Dividend
On October 15, 2013, the Company's Board of Directors declared a quarterly dividend of $0.9375 per share, representing a pro-rata payment for the dividend period from the date of August 15, 2013 to November 14, 2013, on the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The dividend was paid on November 15, 2013 to preferred shareholders as of November 1, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
In December 2012, we acquired substantially all of the assets of Attune Foods, Inc. Additionally, in May 2013, we acquired certain assets of Hearthside Food Solutions' private label and branded cereal, granola and snacks businesses, and in September 2013, we acquired Premier Nutrition Corporation. We have excluded these acquisitions, which were purchase business combinations, from our assessment of the effectiveness of our internal control over financial reporting. Total assets and total third party revenues, for these businesses represent $246.6 million, or 7% of consolidated assets, and $51.3 million or 5% of consolidated revenues, respectively.
As of September 30, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment utilizing these criteria, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Historically, we have relied on Ralcorp's financial controls and resources to manage certain aspects of our business and report our results. Post entered into a Transition Services Agreement (“TSA”) with Ralcorp on February 3, 2012, pursuant to which Ralcorp agreed to provide Post certain information technology, accounting and other resource planning services to facilitate certain accounting and reporting functions for periods of time ranging from 5 months up to 24 months. On July 1, 2013, we implemented stand-alone information technology systems separate from Ralcorp. These stand-alone systems, which were replicated from the Ralcorp information systems the Company had been utilizing since its separation from Ralcorp in February 2012, were utilized by the Company for the completion of its third and fourth quarter financial reporting cycles. Controls and procedures related to these stand-alone information systems have been implemented.
In connection with our acquisitions in fiscal 2013, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to the Company's internal control over financial reporting. The Company's fiscal 2013 acquisitions are excluded from management's report on internal control over financial reporting as of September 30, 2013.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors under the headings “Election of Directors - Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance - Board Meetings and Committees,” and “Security Ownership of Certain Shareholders – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 1 of Part I.
The Company has adopted a code of ethics, our “Standards of Business Conduct,” applicable to all corporate officers and employees, which sets forth the Company’s expectations for the conduct of business by officers and employees. The directors have adopted, and are required to abide by, the Directors Code of Ethics. Both documents are available on the Company’s website at www.postholdings.com. In the event the Company modifies either document or waivers of compliance are granted to officers or directors, the Company will post such modifications or waivers on its website or in a report on Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the Company’s 2014 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The discussion of the security ownership of certain beneficial owners and management appearing under the headings “Security Ownership of Certain Shareholders” and equity compensation plan information under the heading “Equity Compensation Plan Information” in the Company’s 2014 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the heading “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” of the Company’s 2014 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2014 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2013, 2012 and 2011

•	Consolidated Balance Sheets at September 30, 2013 and 2011

•	Consolidated Statements of Cash Flows for years ended September 30, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2013, 2012, and 2011

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.
By:	/s/ William P. Stiritz
William P. Stiritz
Chairman of the Board and Chief Executive Officer
November 27, 2013
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Stiritz	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	November 27, 2013
William P. Stiritz

/s/ Robert V. Vitale	Chief Financial Officer (principal financial officer)	November 27, 2013
Robert V. Vitale

/s/ Jeff A. Zadoks	Corporate Controller (principal accounting officer)	November 27, 2013
Jeff A. Zadoks

/s/ David R. Banks	Director	November 27, 2013
David R. Banks

/s/ Terence E. Block	Director and President, Chief Operating Officer	November 27, 2013
Terence E. Block

/s/ Jay W. Brown	Director	November 27, 2013
Jay W. Brown

/s/ Edwin H. Callison	Director	November 27, 2013
Edwin H. Callison

/s/ Gregory L. Curl	Director	November 27, 2013
Gregory L. Curl

/s/ William H. Danforth	Director	November 27, 2013
William H. Danforth

/s/ Robert E. Grote	Director	November 27, 2013
Robert E. Grote

/s/ David P. Skarie	Director	November 27, 2013
David P. Skarie

EXHIBIT INDEX

Exhibit No.	Description
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

*2.4	Contribution Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 2.4 to the Company’s Form 8-K filed on February 8, 2012)
**‡2.5	Agreement and Plan of Merger dated as of August 1, 2013 by and among the Company, Post Acquisition Sub II, Inc., Premier Nutrition Corporation and Kristopher Wood
**‡2.6	Stock Purchase Agreement by and between Viterra Inc. and the Company dated as of September 15, 2013
*3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)
*3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 2, 2012)
*4.1
Indenture dated as of February 3, 2012 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

*4.2
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

*4.3
Registration Rights Agreement dated as of July 18, 2013, by and among the Company, Post Foods, LLC, and Attune Foods, LLC, as guarantors, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., J.P. Morgan Securities LLC, BMO Capital Markets Corp., Goldman, Sachs & Co., Nomura Securities International, Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 18, 2013)

*†10.1	Form of Management Continuity Agreement (Incorporated by referenced to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2012)
*†10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed January 25, 2012)
*†10.3	Post Holdings, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
*†10.4	Form of Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.4 1 to the Company’s Form 8-K filed on February 2, 2012)
*†10.5	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 2, 2012)
*†10.6	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)
*†10.7	Form of Non-Management Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 2, 2012)
*†10.8	Post Holdings, Inc. Deferred Compensation Plan for Key Employees, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 2, 2012)
*†10.9	Post Holdings, Inc. Executive Savings Investment Plan, restated August 15, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on December 13, 2012)

Exhibit No.	Description
*†10.10	Post Holdings, Inc. Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on February 2, 2012)
*†10.11	Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as amended and restated (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on September 14, 2012)
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

*10.14
First Amendment and Waiver to Credit Agreement dated as of May 14, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2012)

*†10.15	Employment Agreement dated as of May 29, 2012 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 31, 2012)
*†10.16	Non-Qualified Stock Option Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 31, 2012)
*†10.17	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2012)
*†10.18	Restricted Stock Unit Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 31, 2012)
*†10.19	Form of Restricted Stock Unit Agreement for Other Executive Officers of the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on May 31, 2012)
*†10.20	Senior Management Bonus Program, as amended and restated effective October 1, 2012 (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on August 8, 2013)
*†10.21	Key Management Bonus Program, as amended and restated (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on September 14, 2012)
*10.22
Second Amendment and Waiver to Credit Agreement dated as of June 13, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2012)

*†10.23	Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2012)
*10.24
Third Amendment and Waiver to Credit Agreement dated as of September 13, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on December 13, 2012)

*10.25
Amendment to Tax Allocation Agreement dated as of September 26, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on December 13, 2012)

*10.26
Fourth Amendment to Credit Agreement dated as of October 19, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2012)

*†10.27	Form of Cliff Vesting Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 26, 2012)
*†10.28	Form of Cliff Vesting Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 26, 2012)
*†10.29
Second Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key Employees effective August 24, 2012 (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.30
Third Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key Employees effective January 29, 2013 (Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on May 13, 2013)

Exhibit No.	Description
*†10.31
First Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors effective January 29, 2013 (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.32
First Amendment to the Post Holdings, Inc. Executive Savings Plan for Non-Management Directors effective January 29, 2013 (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.33	Post Holdings, Inc. 2012 Long Term Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2013)
*10.34
Purchase Agreement by and among the Company, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as Initial Purchasers, relating to the sale by the Company of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2013)

*10.35
Asset Purchase Agreement by and between Hearthside Foods Solutions, LLC and Post Acquisition Sub I, LLC dated as of May 8, 2013 (Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q filed on August 8, 2013)

*†10.36
Amendment One to Employment Agreement dated October 15, 2013 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2013)

*†10.37	Non-Qualified Stock Option Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2013)
*†10.38	Form of amended Stock-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.4 to the Company’s Form 8-K filed on October 17, 2013)
*†10.39	Form of amended Cash-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.5 to the Company’s Form 8-K filed on October 17, 2013)
**21.1	Subsidiaries of the Company
**23.1	Consent of PricewaterhouseCoopers LLP
**24.1	Power of Attorney (Included under Signatures)
**31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 13, 2012
**31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 13, 2012
**32.1	Certification of William P. Stiritz and Robert V. Vitale, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 13, 2012
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Furnished with this Form 10-K
†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.