Form 10-Q
period 2013-12-31
Post Holdings, Inc.
filed 2014-02-07
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock, $0.01 Par Value – 32,693,019 shares as of February 5, 2014

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2013	2012
Net Sales	$297.0	$236.9
Cost of goods sold	182.5	131.2
Gross Profit	114.5	105.7

Selling, general and administrative expenses	83.0	72.1
Amortization of intangible assets	5.7	3.2
Restructuring expenses	0.5	—
Other operating expenses, net	0.1	0.1
Operating Profit	25.2	30.3

Interest expense	29.0	19.2
(Loss) Earnings before Income Taxes	(3.8)	11.1
Income tax (benefit) provision	(1.4)	3.5
Net (Loss) Earnings	(2.4)	7.6
Preferred stock dividends	(2.6)	—
Net (Loss) Earnings Available to Common Stockholders	$(5.0)	$7.6

(Loss) Earnings per Common Share:
Basic	$(0.15)	$0.23
Diluted	$(0.15)	$0.23

Weighted-Average Common Shares Outstanding:
Basic	32.7	32.6
Diluted	32.7	32.7

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2013	2012
Net (Loss) Earnings	$(2.4)	$7.6
Amortization of actuarial (benefit) loss and prior service cost for pension and postretirement benefits, net of tax benefit (expense) of $0.1 and $(0.2), respectively	(0.1)	0.3
Foreign currency translation adjustments	(2.2)	(0.8)
Total Comprehensive (Loss) Income	$(4.7)	$7.1

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2013	September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$884.9	$402.0
Restricted cash	1.1	38.1
Receivables, net	84.9	83.2
Inventories	120.8	121.9
Deferred income taxes	12.1	11.9
Prepaid expenses and other current assets	10.8	11.0
Total Current Assets	1,114.6	668.1
Property, net	387.7	388.5
Goodwill	1,489.6	1,489.7
Other intangible assets, net	892.7	898.4
Cash advance for acquisition	366.2	—
Deferred income taxes	2.2	2.4
Other assets	36.1	26.7
Total Assets	$4,289.1	$3,473.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56.8	$77.1
Other current liabilities	94.3	68.9
Total Current Liabilities	151.1	146.0
Long-term debt	1,932.9	1,408.6
Deferred income taxes	302.4	304.3
Other liabilities	117.0	116.3
Total Liabilities	2,503.4	1,975.2

Stockholders’ Equity
Preferred stock	0.1	—
Common stock	0.3	0.3
Additional paid-in capital	1,811.2	1,517.2
Retained earnings	42.9	47.6
Accumulated other comprehensive loss	(15.4)	(13.1)
Treasury stock, at cost	(53.4)	(53.4)
Total Stockholders’ Equity	1,785.7	1,498.6
Total Liabilities and Stockholders’ Equity	$4,289.1	$3,473.8

 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net (Loss) Earnings	$(2.4)	$7.6
Adjustments to reconcile net (loss) earnings to net cash flow provided by operating activities:
Depreciation and amortization	21.1	16.2
Premium from issuance of long-term debt	—	15.0
Stock-based compensation expense	3.4	2.5
Deferred income taxes	(1.8)	(3.8)
Other, net	(1.9)	0.2
Other changes in current assets and liabilities, net of business acquisitions:
Increase in receivables, net	(2.0)	(9.8)
Increase in receivable from Ralcorp	—	(0.9)
Decrease (increase) in inventories	0.8	(19.0)
Decrease in prepaid expenses and other current assets	1.4	5.7
Increase in accounts payable and other current and non-current liabilities	6.3	9.9
Net Cash Provided by Operating Activities	24.9	23.6

Cash Flows from Investing Activities
Business acquisitions	—	(9.2)
Cash advance for acquisition	(366.2)	—
Additions to property	(16.5)	(5.0)
Restricted cash	37.0	—
Net Cash Used by Investing Activities	(345.7)	(14.2)

Cash Flows from Financing Activities
Proceeds from issuance of long term debt	525.0	250.0
Proceeds from issuance of preferred stock, net of issuance costs	290.8	—
Repayments of long-term debt	—	(2.2)
Payment of preferred stock dividend	(2.3)	—
Payments of debt issuance costs	(8.8)	(4.6)
Other, net	(0.1)	0.2
Net Cash Provided by Financing Activities	804.6	243.4
Effect of Exchange Rate Changes on Cash	(0.9)	(0.1)

Net Increase in Cash and Cash Equivalents	482.9	252.7
Cash and Cash Equivalents, Beginning of Year	402.0	58.2
Cash and Cash Equivalents, End of Period	$884.9	$310.9

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer goods company operating in the center-of-the-store, active nutrition and private label food categories. Most of the Company’s products are manufactured through a flexible production platform consisting of five primary facilities, four of which are owned by Post, and sold through a variety of channels such as grocery stores, mass merchandisers, club stores and drug stores. Post operates in three reportable segments: Post Foods, Attune Foods and Active Nutrition. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Attune Foods segment manufactures and distributes premium natural organic cereals and snacks and is comprised of the businesses of Attune Foods, Inc., which we acquired substantially all of the assets of in December 2012, and certain assets of the Hearthside Food Solutions private label and branded businesses, which we acquired in May 2013. The Active Nutrition segment includes the business of Premier Nutrition Corporation (“PNC”), which we acquired in September 2013. The Active Nutrition segment manufactures and sells high protein shakes and bars as well as nutritional supplements. Post’s portfolio of brands includes diverse offerings such as Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Attune®, Uncle Sam®, Erewhon®, Golden Temple™, Peace Cereal®, Sweet Home Farm®, Willamette Valley Granola Company™, Premier Protein® and Joint Juice®.
Post Foods’ products are manufactured at four facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; and Niagara Falls, Ontario. Attune Foods’ products are primarily manufactured at a facility located in Eugene, Oregon, and Premier Nutrition Corporation’s products are manufactured under third-party co-manufacturing agreements. Refer to Note 2 for details regarding the announced closure of the Modesto, California facility.
Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2013.
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
Recently Adopted Accounting Standards
In the first quarter of fiscal 2014, Post adopted Accounting Standards Update 2013-02, “Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.” The only reclassification out of accumulated other comprehensive income for the reported periods is amortization of actuarial (benefit) loss and prior service cost for pension and postretirement benefits totaling $(0.2) and $0.5 for the periods ended December 31, 2013 and 2012, respectively. Amounts are classified as “Selling, general and administrative expenses” on the statements of operations.

NOTE 2 — RESTRUCTURING
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

	Three Months Ended December 31, 2013	Cumulative Incurred to Date	Remaining Expense Expected to be Incurred
Employee severance	$0.5	$2.6	$0.9
Pension curtailment	—	1.7	—
Accelerated depreciation	2.7	12.3	5.8
	$3.2	$16.6	$6.7
Liabilities recorded related to restructuring activities and changes therein are as follows:

	September 30, 2013	Costs Incurred and Charged to Expense	Cash Paid	December 31, 2013
Employee severance	$2.1	$0.5	$(0.8)	$1.8

NOTE 3 — BUSINESS COMBINATIONS
On December 31, 2012, Post Foods, LLC, a subsidiary of the Company, purchased substantially all of the assets of Attune Foods, Inc. (“Attune”) for approximately $9.2 of cash. On October 1, 2013, these assets were contributed to Post Holdings, Inc. in a non-cash tax-free transaction.
On May 28, 2013, the Company completed its acquisition of certain assets of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions (“Hearthside”) for approximately $159.9 of cash. The Company combined this business with the Attune business to form the Attune Foods reporting segment (see Note 15).
On September 3, 2013, the Company completed its acquisition of Premier Nutrition Corporation (“PNC”), which was effective September 1, 2013, for approximately $186.0 of cash. PNC is reported in Post’s Active Nutrition segment (see Note 15). During the first quarter of fiscal 2014, a final settlement of net working capital, as defined in the PNC purchase agreement, was reached resulting in an increase in total consideration of approximately $0.1 and a corresponding increase in goodwill. As this adjustment did not have a significant impact on the consolidated statement of income, balance sheets or cash flows, the financial statements have not been retrospectively adjusted.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby their results of operations are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill. Certain estimated values for the Hearthside and PNC acquisitions, including goodwill, intangible assets and deferred taxes, are not yet finalized pending the final settlement of the purchase price and purchase price allocations and are subject to change once additional information is obtained.
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of Attune, Hearthside and PNC for the periods presented as if those fiscal 2013 acquisitions had occurred on October 1, 2011, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

Three Months Ended December 31, 2012
Pro forma net sales	$284.2
Pro forma net earnings available to common stockholders	$4.9
Pro forma basic earnings per share	$0.15
Pro forma diluted earnings per share	$0.15
NOTE 4 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Foods	Attune Foods	Active Nutrition	Total
Balance, September 30, 2013
Goodwill (gross)	$1,794.1	$75.1	$48.3	$1,917.5
Accumulated impairment losses	(427.8)	—	—	(427.8)
Goodwill (net)	$1,366.3	$75.1	$48.3	$1,489.7
Purchase price true-up adjustment	—	—	0.1	0.1
Currency translation adjustment	(0.2)	—	—	(0.2)
Balance, December 31, 2013
Goodwill (gross)	$1,793.9	$75.1	$48.4	$1,917.4
Accumulated impairment losses	(427.8)	—	—	(427.8)
Goodwill (net)	$1,366.1	$75.1	$48.4	$1,489.6
NOTE 5 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2013			September 30, 2013
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$258.6	$(44.3)	$214.3	$258.6	$(41.0)	$217.6
Trademarks/brands	161.5	(27.8)	133.7	161.5	(25.8)	135.7
Other intangible assets	4.7	(0.7)	4.0	4.7	(0.3)	4.4
	$424.8	$(72.8)	$352.0	$424.8	$(67.1)	$357.7
Not subject to amortization:
Trademarks/brands	540.7	—	540.7	540.7	—	540.7
	$965.5	$(72.8)	$892.7	$965.5	$(67.1)	$898.4
NOTE 6 — EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2013 and 2012, respectively.

	Three Months Ended December 31,
	2013	2012
Net (loss) earnings	$(2.4)	$7.6
Preferred stock dividends	(2.6)	—
Net (loss) earnings available to common stockholders	$(5.0)	$7.6

Weighted-average shares for basic earnings per share	32.7	32.6
Effect of dilutive securities:
Stock appreciation rights	—	0.1
Total dilutive securities	—	0.1
Weighted-average shares for diluted earnings per share	32.7	32.7

Basic (loss) earnings per common share	$(0.15)	$0.23
Diluted (loss) earnings per common share	$(0.15)	$0.23
For the three months ended December 31, 2013 and 2012, weighted-average shares for diluted (loss) earnings per common share excludes 3.8 million and 2.2 million equity awards, respectively, and for the quarter ended December 31, 2013 excludes 10.7 million shares related to the potential conversion of the Company’s convertible preferred stock (see Note 11) as they were anti-dilutive.
NOTE 7 — INVENTORIES

	December 31, 2013	September 30, 2013
Raw materials and supplies	$33.1	$30.3
Finished products	87.7	91.6
	$120.8	$121.9
NOTE 8 — PROPERTY, NET

	December 31, 2013	September 30, 2013
Property, at cost	$653.7	$640.5
Accumulated depreciation	(266.0)	(252.0)
	$387.7	$388.5
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
The Company maintains options and futures contracts which have been designated as economic hedges of raw materials, fuel and energy purchases. The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of December 31, 2013 and September 30, 2013.

		Fair Value of Assets as of December 31, 2013
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Prepaid expenses and other current assets	$—	$(0.2)	$(0.2)
Natural gas and heating oil futures	Prepaid expenses and other current assets	0.6	—	0.6
		$0.6	$(0.2)	$0.4

		Fair Value of Liabilities as of December 31, 2013
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Foreign exchange contracts	Other current liabilities	$1.3	$—	$1.3

		Fair Value of Liabilities as of September 30, 2013
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$0.1	$—	$0.1
Natural gas and heating oil futures	Other current liabilities	0.1	—	0.1
		$0.2	$—	$0.2
The following table presents the loss from derivative instruments that were not designated as hedging instruments which were recorded on the Company’s Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended December 31,
Derivative Instrument	Location of Gain (Loss) Recognized in Earnings	2013	2012
Commodity contracts	Cost of goods sold	$0.2	$(0.5)
Natural gas and heating oil futures	Cost of goods sold	0.7	(0.2)
Foreign exchange contracts	Selling, general and administrative expenses	(0.7)	—
NOTE 10 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	December 31, 2013			September 30, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$10.0	$10.0	$—	$8.5	$8.5	$—
Derivative assets	0.4	—	0.4	—	—	—
	$10.4	$10.0	$0.4	$8.5	$8.5	$—
Liabilities:
Deferred compensation liabilities	$16.3	$—	$16.3	$13.4	$—	$13.4
Derivative liabilities	1.3	—	1.3	0.2	—	0.2
	$17.6	$—	$17.6	$13.6	$—	$13.6
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
The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The fair value of long-term debt as of December 31, 2013 (see Note 12) is approximately $2,012.7 based on quoted market prices for the Company’s senior notes.
NOTE 11 — PREFERRED STOCK
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
In December 2013, the Company authorized and issued approximately 3.0 million shares of its 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. The Company also granted the initial purchasers of the preferred stock a 30-day option to purchase up to an additional 450,000 shares of preferred stock (see Note 17). The Company received net proceeds of $290.8 after paying offering related fees and expenses of approximately $9.2. The preferred stock has a $0.01 par value per share and a $100.00 liquidation value per share. The preferred stock earns cumulative dividends at a rate of 2.5% per annum payable quarterly on

February 15, May 15, August 15 and November 15, beginning on February 15, 2014. The preferred stock is non-voting and ranks senior to our outstanding common stock upon the Company’s dissolution or liquidation. The preferred stock has no maturity date; however, holders of the preferred stock may convert their preferred stock at an initial conversion rate of 1.8477 shares of the Company’s common stock per share of convertible preferred stock, which is equivalent to a conversion price of $54.12 per share of common stock. Additionally, on or after February 15, 2019, the Company will have the option to redeem some or all the preferred stock at a redemption price equal to 100% of the liquidation preference per share, plus accrued and unpaid dividends if the closing sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.
NOTE 12 — LONG TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	December 31, 2013	September 30, 2013
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	525.0	—
	$1,900.0	$1,375.0
Plus: Unamortized premium	32.9	33.6
Total long-term debt	$1,932.9	$1,408.6
On November 18, 2013, the Company issued $525.0 principal value of 6.75% senior notes due in December 2021. The 6.75% senior notes were issued at par and the Company received $516.2 after paying investment banking and other fees of $8.8 which will be deferred and amortized to interest expense over the term of the notes.
The 7.375% senior notes and the 6.75% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). Our foreign subsidiaries do not guarantee the senior notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
NOTE 13 — PENSION AND OTHER POSTRETIREMENT BENEFITS
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
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three Months Ended December 31,
	2013	2012
Components of net periodic benefit cost
Service cost	$0.9	$1.1
Interest cost	0.5	0.4
Expected return on plan assets	(0.5)	(0.4)
Recognized net actuarial loss	0.2	0.2
Recognized prior service cost	0.1	0.1
Net periodic benefit cost	$1.2	$1.4

	Other Benefits
	Three Months Ended December 31,
	2013	2012
Components of net periodic benefit cost
Service cost	$0.5	$0.6
Interest cost	1.1	1.0
Recognized net actuarial loss	0.1	0.4
Recognized prior service credit	(0.6)	(0.3)
Net periodic benefit cost	$1.1	$1.7
NOTE 14 — TRANSACTIONS WITH FORMER OWNER
Prior to Post’s legal separation from Ralcorp Holdings, Inc. (“Ralcorp”) on February 3, 2012 (the “Spin-Off”), Post operated under Ralcorp’s centralized cash management system, Post’s cash requirements were provided directly by Ralcorp, and cash generated by Post was generally remitted directly to Ralcorp. Transaction systems (e.g. payroll, employee benefits and accounts payable) used to record and account for cash disbursements were generally provided by Ralcorp. Ralcorp also provided centralized demand planning, order management, billing, credit and collection services to Post. Transaction systems (e.g. revenues, accounts receivable and cash application) used to record and account for cash receipts were generally provided by centralized Ralcorp organizations. These Ralcorp systems were generally designed to track assets/liabilities and receipts/payments on a business specific basis. After the Spin-Off, Ralcorp continues to provide certain of these services to Post under a transition services agreement (“TSA”) between the companies. TSA charges were $0.4 and $1.6, for the three months ended December 31, 2013 and 2012, respectively, and were reported in “Selling, general and administrative expenses.”
Post produces certain products for sale to Ralcorp. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA. Net sales related to those transactions were $3.7 and $4.0 in the three months ended December 31, 2013 and 2012, respectively.
In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $0.2 and $2.8 during the three months ended December 31, 2013 and 2012, respectively. These separation related costs incurred were primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the TSA. These costs were reported as a component of “Selling, general and administrative expenses.”
NOTE 15 — SEGMENTS
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of intangible assets, accelerated depreciation on plant closures, restructuring expenses, and other unallocated corporate income and expenses. For the three months ended December 31, 2013, the Company has changed its methodology for allocating certain Corporate costs to segment profit. Accordingly, segment profit for the three months ended December 31, 2012 has been adjusted to align with current year presentation. The following tables present information about the Company’s operating segments, which are also its reportable segments, including corresponding amounts for the prior year.

	Three Months Ended December 31,
	2013	2012
Net Sales
Post Foods	$236.9	$236.9
Attune Foods	23.2	—
Active Nutrition	37.2	—
Eliminations	(0.3)	—
Total	$297.0	$236.9
Segment Profit
Post Foods	$46.5	$47.0
Attune Foods	2.6	—
Active Nutrition	4.2	—
Total segment profit	53.3	47.0
General corporate expenses and other	24.9	16.7
Accelerated depreciation on plant closure	2.7	—
Restructuring expenses	0.5	—
Interest expense	29.0	19.2
(Loss) earnings before income taxes	$(3.8)	$11.1
Depreciation and amortization
Post Foods	$13.2	$15.0
Attune Foods	1.8	—
Active Nutrition	1.6	—
Total segment depreciation and amortization	16.6	15.0
Accelerated depreciation on plant closure	2.7	—
Corporate	1.8	1.2
Total	$21.1	$16.2

	December 31, 2013	September 30, 2013
Assets
Post Foods	$2,598.5	$2,614.9
Attune Foods	170.3	172.0
Active Nutrition	199.2	198.0
Corporate	1,321.1	488.9
Total	$4,289.1	$3,473.8

NOTE 16 — CONDENSED FINANCIAL STATEMENTS OF GUARANTORS
On February 3, 2012, the Company issued the 7.375% senior notes due February 2022 in an aggregate principal amount of $775.0 to Ralcorp pursuant to a contribution agreement in connection with the internal reorganization. The aggregate principal amount of the 7.375% senior notes was increased to a total of $1,375.0 by subsequent issuances completed on October 25, 2012 and July 18, 2013. The 7.375% senior notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee. Pursuant to a first supplemental indenture dated as of May 28, 2013, Attune Foods, LLC became a guarantor under the indenture. Pursuant to a second supplemental indenture dated as of September 3, 2013, PNC and its subsidiary became guarantors under the indenture.
On November 18, 2013, the Company issued 6.75% senior notes due December 2021 in an aggregate principal amount of $525.0 to certain qualified institutional buyers. The 6.75% senior notes were issued pursuant to an indenture dated as of November 18, 2013, among the Company, Post Foods, LLC, Attune Foods, LLC and PNC and its subsidiary, as guarantors and Wells Fargo Bank National Association, as trustee.
The 7.375% senior notes and the 6.75% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, the “Guarantors.” Our foreign subsidiaries, the “Non-Guarantors,” do not guarantee the senior notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$284.8	$18.8	$(6.6)	$297.0
Cost of goods sold	—	174.1	15.0	(6.6)	182.5
Gross Profit	—	110.7	3.8	—	114.5

Selling, general and administrative expenses	4.5	74.6	3.9	—	83.0
Amortization of intangible assets	—	5.7	—	—	5.7
Restructuring expense	—	0.5	—	—	0.5
Other operating expenses, net	—	0.1	—	—	0.1
Operating (Loss) Profit	(4.5)	29.8	(0.1)	—	25.2

Interest expense	29.0	—	—	—	29.0
(Loss) Earnings before Income Taxes	(33.5)	29.8	(0.1)	—	(3.8)
Income tax (benefit) expense	(11.9)	10.5	—	—	(1.4)
Net (Loss) Earnings before Equity in Subsidiaries	(21.6)	19.3	(0.1)	—	(2.4)
Equity earnings in subsidiary	19.2	—	—	(19.2)	—
Net Earnings (Loss)	$(2.4)	$19.3	$(0.1)	$(19.2)	$(2.4)
Total Comprehensive (Loss) Income	$(4.7)	$19.2	$(2.3)	$(16.9)	$(4.7)

	Three Months Ended December 31, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$223.3	$20.9	$(7.3)	$236.9
Cost of goods sold	—	122.2	16.3	(7.3)	131.2
Gross Profit	—	101.1	4.6	—	105.7

Selling, general and administrative expenses	2.5	65.4	4.2	—	72.1
Amortization of intangible assets	—	3.2	—	—	3.2
Other operating expenses, net	—	0.1	—	—	0.1
Operating (Loss) Profit	(2.5)	32.4	0.4	—	30.3

Interest expense	19.2	—	—	—	19.2
(Loss) Earnings before Income Taxes	(21.7)	32.4	0.4	—	11.1
Income tax (benefit) expense	(7.0)	10.4	0.1	—	3.5
Net (Loss) Earnings before Equity in Subsidiaries	(14.7)	22.0	0.3	—	7.6
Equity earnings in subsidiary	22.3	—	—	(22.3)	—
Net Earnings	$7.6	$22.0	$0.3	$(22.3)	$7.6
Total Comprehensive Income (Loss)	$7.1	$22.2	$(0.4)	$(21.8)	$7.1

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	December 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$877.9	$0.9	$8.6	$(2.5)	$884.9
Restricted cash	1.1	—	—	—	1.1
Receivables, net	—	78.3	9.8	(3.2)	84.9
Inventories	—	116.3	4.5	—	120.8
Deferred income taxes	12.1	—	—	—	12.1
Prepaid expenses and other current assets	3.9	6.6	0.3	—	10.8
Total Current Assets	895.0	202.1	23.2	(5.7)	1,114.6
Property, net	—	344.4	43.3	—	387.7
Goodwill	—	1,483.4	6.2	—	1,489.6
Other intangible assets, net	—	892.7	—	—	892.7
Intercompany receivable	394.8	—	—	(394.8)	—
Investment in subsidiaries	2,396.3	—	—	(2,396.3)	—
Cash advance for acquisitions	366.2	—	—	—	366.2
Deferred income taxes	—	—	2.2	—	2.2
Other assets	31.5	3.9	0.7	—	36.1
Total Assets	$4,083.8	$2,926.5	$75.6	$(2,796.8)	$4,289.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$0.6	$57.7	$4.2	$(5.7)	$56.8
Other current liabilities	49.7	39.6	5.0	—	94.3
Total Current Liabilities	50.3	97.3	9.2	(5.7)	151.1
Long-term debt	1,932.9	—	—	—	1,932.9
Intercompany payable	—	394.5	0.3	(394.8)	—
Deferred income taxes	302.4	—	—	—	302.4
Other liabilities	12.5	97.3	7.2	—	117.0
Total Liabilities	2,298.1	589.1	16.7	(400.5)	2,503.4

Total Stockholders’ Equity	1,785.7	2,337.4	58.9	(2,396.3)	1,785.7
Total Liabilities and Stockholders’ Equity	$4,083.8	$2,926.5	$75.6	$(2,796.8)	$4,289.1

	September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$391.4	$4.1	$8.2	$(1.7)	$402.0
Restricted cash	38.1	—	—	—	38.1
Receivables, net	0.3	75.9	10.9	(3.9)	83.2
Inventories	—	115.9	6.0	—	121.9
Deferred income taxes	11.8	—	0.1	—	11.9
Prepaid expenses and other current assets	3.2	7.4	0.4	—	11.0
Total Current Assets	444.8	203.3	25.6	(5.6)	668.1
Property, net	—	342.4	46.1	—	388.5
Goodwill	—	1,483.3	6.4	—	1,489.7
Other intangible assets, net	—	898.4	—	—	898.4
Intercompany receivable	391.9	—	—	(391.9)	—
Investment in subsidiaries	2,384.0	—	—	(2,384.0)	—
Deferred income taxes	—	—	2.4	—	2.4
Other assets	24.0	2.7	—	—	26.7
Total Assets	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$0.5	$76.9	$5.3	$(5.6)	$77.1
Other current liabilities	18.5	43.8	6.6	—	68.9
Total Current Liabilities	19.0	120.7	11.9	(5.6)	146.0
Long-term debt	1,408.6	—	—	—	1,408.6
Intercompany payable	—	391.7	0.2	(391.9)	—
Deferred income taxes	304.3	—	—	—	304.3
Other liabilities	14.2	94.9	7.2	—	116.3
Total Liabilities	1,746.1	607.3	19.3	(397.5)	1,975.2
Total Stockholders’ Equity	1,498.6	2,322.8	61.2	(2,384.0)	1,498.6
Total Liabilities and Stockholders’ Equity	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$11.7	$26.9	$1.0	$(14.7)	$24.9

Cash Flows from Investing Activities
Cash advance for acquisition	(366.2)	—	—	—	(366.2)
Additions to property	—	(16.2)	(0.3)	—	(16.5)
Restricted cash	37.0	—	—	—	37.0
Net Cash Used in Investing Activities	(329.2)	(16.2)	(0.3)	—	(345.7)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	525.0	—	—	—	525.0
Proceeds from issuance of preferred stock	290.8	—	—	—	290.8
Repayments of long-term debt	—	—	—	—	—
Payment of dividend	(2.3)	—	—	—	(2.3)
Payments of debt issuance costs	(8.8)	—	—	—	(8.8)
Other	(0.1)	—	—	—	(0.1)
Payments for equity distributions	—	(13.9)	—	13.9	—
Net Cash Provided (Used) by Financing Activities	804.6	(13.9)	—	13.9	804.6
Effect of exchange rate changes on cash and cash equivalents	(0.6)	—	(0.3)	—	(0.9)

Net Increase (Decrease) in Cash and Cash Equivalents	486.5	(3.2)	0.4	(0.8)	482.9
Cash and Cash Equivalents, Beginning of Year	391.4	4.1	8.2	(1.7)	402.0
Cash and Cash Equivalents, End of Period	$877.9	$0.9	$8.6	$(2.5)	$884.9

	Three Months Ended December 31, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$17.5	$6.3	$(0.2)	$—	$23.6

Cash Flows from Investing Activities
Business acquisitions	—	(9.2)	—	—	(9.2)
Additions to property	—	(4.8)	(0.2)	—	(5.0)
Payment for equity contributions	(8.1)	—	—	8.1	—
Net Cash Provided by (Used in) Investing Activities	(8.1)	(14.0)	(0.2)	8.1	(14.2)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	250.0	—	—	—	250.0
Repayments of long-term debt	(2.2)	—	—	—	(2.2)
Payments of debt issuance costs	(4.6)	—	—	—	(4.6)
Other, net	0.2	—	—	—	0.2
Proceeds from equity contributions	—	8.1	—	(8.1)	—
Net Cash Provided (Used) by Financing Activities	243.4	8.1	—	(8.1)	243.4
Effect of Exchange Rate Changes on Cash	—	—	(0.1)	—	(0.1)

Net Increase in Cash and Cash Equivalents	252.8	0.4	(0.5)	—	252.7
Cash and Cash Equivalents, Beginning of Year	49.7	2.2	6.3	—	58.2
Cash and Cash Equivalents, End of Period	$302.5	$2.6	$5.8	$—	$310.9

NOTE 17 — SUBSEQUENT EVENTS
Acquisition of Dakota Growers Pasta Company, Inc.
On January 1, 2014, Post completed its previously announced acquisition from Viterra Inc. of all of the stock of Agricore United Holdings Inc. (“Agricore”). Agricore is the parent company of Dakota Growers Pasta Company, Inc., a manufacturer of dry pasta for retail and institutional markets. The purchase price for the transaction was $370.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of approximately $366.2, and was funded through Post’s existing cash resources.

Preferred Stock Dividend
On January 9, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.9375 per share, representing payment for the dividend period from the date of November 15, 2013 to February 14, 2014, on the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Board of Directors also declared a quarterly dividend of $0.42361 per share, representing a pro-rata payment for the partial dividend period from the issue date of December 16, 2013 to February 14, 2014, on the Company’s 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. Both dividends will be paid on February 15, 2014 to preferred shareholders as of February 1, 2014.

Preferred Stock Issuance
On January 14, 2014, the Company closed an issuance of an additional 200,000 shares of its 2.5% Series C Cumulative Perpetual Convertible Preferred Stock pursuant to the partial exercise by the initial purchasers of their option to purchase additional shares of preferred stock. The net proceeds to the Company from the exercise of the option, after deducting the initial purchasers’ discounts and commissions, were approximately $19.4.

Revolving Credit Facility
On January 29, 2014, the Company entered into a $300.0 million revolving credit facility. The Company intends to use the proceeds of loans under the Credit Agreement for general corporate purposes, which may include, among other things, financing acquisitions, working capital and capital expenditures. The revolving credit facility must be repaid on or before January 29, 2019. No amount was drawn against the facility at execution.

Acquisition of Golden Boy Foods Ltd.
On February 1, 2014, Post completed its previously announced acquisition of Golden Boy Foods Ltd., a manufacturer of private label peanut and other nut butters, as well as dried fruits and snacking nuts. The purchase price for the transaction was CAD$320.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of approximately CAD$321.1, and was funded through Post’s existing cash resources.

Acquisition of Dymatize Enterprises, LLC
On February 1, 2014, Post completed its previously announced acquisition of Dymatize Enterprises, LLC, a manufacturer and marketer of premium protein powders, bars and nutritional supplements. The purchase price for the transaction was $380.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of approximately $392.5, and was funded through Post’s existing cash resources.

Acquisition of PowerBar and Musashi
In a release dated February 3, 2014, Post announced it has agreed to acquire the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A in a transaction expected to be completed in Post’s fiscal third quarter, subject to customary closing conditions. Post has agreed to pay $150.0 for the brands, subject to working capital and other adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2013. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries.

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

	Three Months Ended December 31,
(dollars in millions, except per share data)	2013	2012
Net Sales	$297.0	$236.9
Gross Profit	114.5	105.7
Operating Profit	25.2	30.3
Net (Loss) Earnings	(2.4)	7.6

Accelerated Depreciation on Plant Closure	$2.7	$—
Restructuring Expenses	0.5	—
Acquisition Related Costs	4.4	0.7
Spin-Off Non-Recurring Costs	0.2	2.8

Financial results in the first quarter of fiscal 2014 benefitted from volume and net sales gains when compared to fiscal 2013, fueled by acquisitions as well as volume growth within our Post Foods business. Net sales within our Post Foods business were negatively impacted in fiscal 2014 by lower average net selling prices resulting from a continuing shift of mix and package sizes to products with lower net selling prices, liquidation sales and from higher trade promotion spending. Despite the top line revenue growth, operating profit margin decreased approximately 430 basis points to $25.2 million as several items negatively impacted operating results relative to 2013. These items include acquisition related costs, restructuring expenses and accelerated depreciation related to the closure of our Modesto, California facility, and increased amortization expense for intangible assets from acquisitions, partially offset by lower Spin-Off non-recurring costs in the first quarter of fiscal 2014.

Net Sales

	Three Months Ended December 31,
(dollars in millions)	2013	2012
Net Sales	$297.0	$236.9

Contributions to Net Sales from recent acquisitions:
Attune Foods (includes inter segment net sales)	$23.2	$—
Premier Nutrition Corporation	37.2	—
Net sales, which increased approximately 25% to $297.0 million in the first quarter of 2014, were positively impacted by acquisitions and higher volumes, partially offset by a continuing shift of product mix to products with lower net selling prices. Excluding the impact of acquisitions, net sales were flat as compared to the first quarter of 2013. Post Foods volume increases have been driven by growth in our Great Grains, Honey Bunches of Oats, Post Raisin Bran, Pebbles, and Golden Crisp brands as well as growth related to private label and co-manufacturing agreements, partially offset by declines in our Post Shredded Wheat and Good Morenings brands.
Margins

	Three Months Ended December 31,
(% of net sales)	2013	2012
Gross Profit	38.6%	44.6%
Selling, general and administrative expenses	27.9%	30.4%
Amortization of intangible assets	1.9%	1.4%
Restructuring expenses	0.2%	—%
Other operating expenses, net	—%	—%
Operating Profit	8.5%	12.8%
Gross profit margins were 38.6% in the first quarter of 2014, down from 44.6% in the prior year. Gross profit margin declines were driven by 4% lower net selling prices within the Post Foods segment when compared to the prior year and $2.7 million of accelerated depreciation related to the closing of our Modesto, California facility, partially offset by lower raw material costs of $2.2 million (primarily fruit and grains partially offset by unfavorable sugar and packaging). Gross profit margins were also impacted in the current year by the 2013 acquisitions of the lower margin Attune Foods and PNC businesses.
Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased from 30.4% in the first quarter of 2013 to 27.9% in the first quarter of 2014. Excluding the impact of acquired businesses, SG&A as a percentage of net sales increased approximately 120 basis points. This increase in SG&A was primarily due to higher compensation related costs resulting from an increase in head count, incremental acquisition related costs of $3.7 million consisting of $3.4 million for signed and closed transactions and $0.3 million for due diligence on potential acquisitions that were not signed, higher cash and noncash stock based compensation expense in the current year of $1.6 million, and increased foreign currency losses of $1.7 million. These negative impacts were partially offset by lower Spin-Off non-recurring costs of $2.6 million and lower Ralcorp transition services agreement charges in the current year as compared to 2013. Advertising and promotion costs decreased $5.9 million for the Post Foods segment.
Total amortization expense for the first quarter of 2014 was $5.7 million compared to $3.2 million last year. The increase is due to amortization recorded in the current year related to the acquired intangible assets of Attune Foods and PNC.
Operating profit as a percentage of net sales decreased to 8.5% for the quarter ended December 31, 2013 from 12.8% in the prior year. This decrease was driven by lower gross margins and increased amortization expense, partially offset by lower SG&A expenses as a percentage of net sales, all of which are described above. In addition to the items previously discussed, operating profit was negatively impacted by $0.5 million of restructuring expenses related to the closure of our Modesto, California facility.
Restructuring Costs
In April 2013, we announced management’s decision to close our manufacturing facility located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014. During the quarter ended December 31, 2013, we incurred approximately $3.2 million of expenses related to the plant closing. This includes $2.7 million of accelerated depreciation on plant assets recorded in “Cost of goods sold” and approximately $0.5 million of employee termination benefits recorded as “Restructuring expense.” Upon completion of the transfer and start-up of production to other facilities, we expect to achieve net pretax annual cash manufacturing cost savings of approximately $14.0 million.
Acquisition Related Costs
During the quarters ended December 31, 2013 and 2012, we incurred acquisition related expenses of approximately $4.4 million and $0.7 million, respectively, recorded as “Selling, general and administrative expenses.” In the current year, these costs include $3.4 million for transactions that were signed, primarily attributable to professional service fees related to our fiscal 2014 acquisition of Dakota Growers Pasta Company, Inc. (“Dakota Growers”) as well as the announced acquisitions of Golden Boy Foods Ltd. and Dymatize Enterprises, LLC, and spending of $1.0 million for due diligence on potential acquisitions that were not signed. In fiscal 2013, the costs are all related to due diligence on potential acquisitions that were not signed.
Spin-Off Non-Recurring Costs
In fiscal 2014 and 2013, we incurred separation related costs of $0.2 million and $2.8 million, respectively. These costs are primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the TSA. All of the costs described above are reported as a component of “Selling, general and administrative expenses.” For more information on our transactions with Ralcorp refer to Note 14 in the “Notes to Consolidated Financial Statements.”
Interest Expense
Interest expense increased $9.8 million to $29.0 million for the quarter ended December 31, 2013 compared to the prior year quarter. The increase is driven primarily by the increase in outstanding debt through the November 2013 issuance of $525.0 million of our 6.75% senior notes and the July 2013 issuance of an additional $350.0 million of our 7.375% senior notes, as well as an increase in our weighted average interest rate. The increase in the weighted average interest rate is due to a change in debt mix with the repayment of our lower rate term loan during the prior year and the aforementioned issuance of the 6.75% senior notes and the issuance of the additional 7.375% senior notes.
Income Taxes
Income tax benefit was $(1.4) million, which represents an effective income tax rate of 36.8%, for the quarter ended December 31, 2013, compared to income tax expense of $3.5 million and an effective income tax rate of 31.5% for the quarter ended December 31, 2012. The current year effective tax rate increased compared the the prior year rate primarily from the impact of higher non-deductible compensation and corporate aircraft expenses, a lower relative benefit from the Domestic Production Activities Deduction and a higher weighted average statutory tax rate resulting from the impact of acquisitions.
Segment Results

	Three Months Ended December 31,
(dollars in millions)	2013	2012
Net Sales
Post Foods	$236.9	$236.9
Attune Foods	23.2	—
Active Nutrition	37.2	—
Eliminations	(0.3)	—
Total	$297.0	$236.9

Segment Profit
Post Foods	$46.5	$47.0
Attune Foods	2.6	—
Active Nutrition	4.2	—

Segment Profit Margin
Post Foods	20%	20%
Attune Foods	11%	n/a
Active Nutrition	11%	n/a

Post Foods
Net sales and segment profit for the Post Foods segment for the quarter ended December 31, 2013 have been impacted by 4% higher volumes and 4% lower average net selling prices compared to the prior year. The decrease in average net selling prices is the result of a continuing shift of mix and package sizes to products with lower average net selling prices, higher liquidation sales of aged product during the current year quarter and higher trade spending. Volume increases have been driven by growth in our Great Grains, Honey Bunches of Oats, Post Raisin Bran, Pebbles, and Golden Crisp brands, partially offset by declines in our Post Shredded Wheat and Good Morenings brands. Additionally, we had growth from new product offerings associated with private label and co-manufacturing agreements.
Segment profit decreased $0.5 million to $46.5 million for the quarter ended December 31, 2013. The decrease was driven by lower net selling prices and increased manufacturing costs, partially offset by volume increases, reduced advertising and promotion spending, and favorable raw materials costs.
Attune Foods
Net sales for the Attune Foods segment were $23.2 million for the quarter ended December 31, 2013 (including $0.3 million of sales to the Post Foods segment). The segment contributed $2.6 million to operating results in the first quarter of fiscal 2014.
Active Nutrition
Net sales for the Active Nutrition segment were $37.2 million for the quarter ended December 31, 2013. The segment contributed $4.2 million to operating results in the first quarter of fiscal 2014.
LIQUIDITY AND CAPITAL RESOURCES
On November 18, 2013, we issued $525.0 million principal value of 6.75% senior notes due in December 2021.
In December 2013, we issued 3.0 million shares of our newly created 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. We also granted the initial purchasers of the preferred stock a 30-day option to purchase up to an additional 450,000 shares of preferred stock (see Note 17). We received net proceeds of $290.8 million from this issuance after paying offering related fees and expenses of approximately $9.2 million.
The following tables show recent cash flow data, which is discussed below (dollars in millions).

	Three Months Ended December 31,
	2013	2012
Cash provided by operating activities	$24.9	$23.6
Cash used in investing activities	(345.7)	(14.2)
Cash provided by financing activities	804.6	243.4
Effect of exchange rate changes on cash	(0.9)	(0.1)
Net increase in cash and cash equivalents	$482.9	$252.7
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
Cash provided by operating activities for the three months ended December 31, 2013 increased $1.3 million compared to the prior year period. This increase was primarily driven by $17.9 million of favorable working capital changes during the three months ended December 31, 2013 when compared to working capital changes in fiscal 2013, partially offset by prior year operating cash flow of $15.0 million provided by the premium received on the issuance of our 7.375% senior notes.

Cash used in investing activities for the three months ended December 31, 2013 increased $331.5 million compared to the prior year period. The increase was driven by net cash advanced in the first quarter of fiscal 2014 related to the acquisition of Dakota Growers, which closed on January 1, 2014, as well as an increase in capital expenditures during the current year.
Cash provided by financing activities increased $561.2 million for the three months ended December 31, 2013 compared to the prior year period. The increase is primarily driven by the proceeds from issuance of additional debt of $525.0 million (compared to issuances of $250.0 million in the prior year) and the net proceeds from the issuance of preferred stock of $290.8 million partially offset by an increase in payments of related debt issuance costs.
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
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2013 as filed with the SEC on November 27, 2013. There have been no significant changes to our critical accounting policies and estimates since September 30, 2013. As discussed in greater detail in our Annual Report on Form 10-K for the year ended September 30, 2013, we incurred impairment losses related to goodwill and certain of our indefinite lived trademarks in recent years and specifically an impairment on two brands at September 30, 2013. During the first quarter of 2014, there have been no changes in our long-term expectations for these trademarks, however, we will continue to monitor our actual performance against our long-range estimates. Future unfavorable changes in our assumptions affecting the valuation of these trademarks would likely result in an impairment, which could be material to our financial statements.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:
•our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	our ability to operate effectively as a stand-alone, publicly traded company;

•	changes in our cost structure, management, financing and business operations;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to recognize the expected benefits of the closing of our Modesto, California manufacturing facility;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes or work stoppages by our employees;

•	legal and regulatory factors, including changes in food safety, advertising and labeling laws and regulations;

•	disruptions or inefficiencies in supply chain;

•	fluctuations in foreign currency exchange rates;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plans;

•	loss of key employees;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	business disruptions caused by information technology failures; and

•	other risks and uncertainties included under “Risk Factors” in this document.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2013, we have principal value of indebtedness of $1,900.0 million related to our 6.75% senior notes and our 7.375% senior notes. Of the total $1,900.0 million senior notes, $525.0 million bear interest at a fixed rate of 6.75%. Interest payments are due semi-annually each June 1 and December 1, with the first interest payment due on June 1, 2014. The maturity date of the 6.75% senior notes is December 1, 2021. $1,375.0 million of the senior notes bear interest at a fixed rate of 7.375%. Interest payments on the notes are due semi-annually each February 15 and August 15. The maturity date of the 7.375% senior notes is February 15, 2022. The rate of interest on this debt is not subject to change based on changes in market interest rates. At December 31, 2013, we had no variable rate debt.
There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, as filed with the SEC on November 27, 2013.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 27, 2013, as of and for the year ended September 30, 2013.

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
2.5*
Share Purchase Agreement, dated as of December 7, 2013, by and among Tricor Pacific Capital Partners (Fund IV), Limited Partnership, Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership, The Manufacturer’s Life Insurance Company, Richard Harris, 0987268 B.C. LTD, Post Holdings, Inc. and Tricor Pacific Capital Partners (Fund IV), ULC (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2013)

2.6*
Securities Purchase Agreement, dated as of December 8, 2013, by and among Dymatize Enterprises, LLC, TA/DEI-A Acquisition Corp., TA/DEI-B-1 Acquisition Corp., TA/DEI-B-2 Acquisition Corp., TA/DEI-B-3 Acquisition Corp., each of the persons identified as a “TA Fund” on Appendix I to the Securities Purchase Agreement, Imperial Capital, LLC, Dymatize Management Holdings, Inc., Dymatize Enterprises Equity Plan, LLC, TA Associates Management, L.P., Post Acquisition Sub III, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on December 9, 2013)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 2, 2012)
4.1
Indenture dated as of February 3, 2012 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

4.2
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

4.3
Indenture dated as of November 18, 2013 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 18, 2013)

4.4
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

10.40
Purchase Agreement, dated December 10, 2013, by and among the Company, Barclays Capital Inc. and Goldman Sachs & Co., as the Initial Purchasers, relating to the sale by the Company of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2013)

10.41*
Credit Agreement, dated January 29, 2014, among the Post Holdings, Inc., the institutions from time to time party thereto as Lenders, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, as Syndication Agent, Credit Suisse AG, Cayman Island Branch and Goldman Sachs Bank USA, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2014)

31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2014
31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2014
32.1	Certification of William P. Stiritz and Robert V. Vitale, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2014
101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	February 7, 2014	By:	/s/ Robert V. Vitale
Robert V. Vitale
Chief Financial Officer