Form 10-Q
period 2014-03-31
Post Holdings, Inc.
filed 2014-05-09
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Common stock, $0.01 Par Value – 38,456,241 shares as of May 6, 2014

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net Sales	$438.0	$248.2	$735.0	$485.1
Cost of goods sold	308.6	145.7	491.1	276.9
Gross Profit	129.4	102.5	243.9	208.2

Selling, general and administrative expenses	104.8	69.9	186.2	142.1
Amortization of intangible assets	12.7	3.2	18.4	6.4
Loss on foreign currency	11.9	0.2	13.5	0.1
Restructuring expenses	0.2	—	0.7	—
Other operating expenses, net	0.1	0.3	0.2	0.4
Operating (Loss) Profit	(0.3)	28.9	24.9	59.2
Interest expense	37.3	21.6	66.3	40.8
(Loss) Earnings before Income Taxes	(37.6)	7.3	(41.4)	18.4
Income tax (benefit) provision	(19.3)	2.2	(20.7)	5.7
Net (Loss) Earnings	(18.3)	5.1	(20.7)	12.7
Preferred stock dividends	(4.3)	(0.8)	(6.9)	(0.8)
Net (Loss) Earnings Available to Common Stockholders	$(22.6)	$4.3	$(27.6)	$11.9

(Loss) Earnings per Common Share:
Basic	$(0.67)	$0.13	$(0.83)	$0.36
Diluted	$(0.67)	$0.13	$(0.83)	$0.36

Weighted-Average Common Shares Outstanding:
Basic	33.6	32.7	33.1	32.6
Diluted	33.6	32.9	33.1	32.8

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net (Loss) Earnings	$(18.3)	$5.1	$(20.7)	$12.7
Amortization of actuarial (benefit) loss and prior service cost for pension and postretirement benefits, net of tax benefit (expense) of $0.1, $(0.1), $0.2 and $(0.3), respectively	(0.2)	0.3	(0.3)	0.6
Foreign currency translation adjustments	0.7	(1.3)	(1.5)	(2.1)
Total Comprehensive (Loss) Income	$(17.8)	$4.1	$(22.5)	$11.2

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2014	September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$825.9	$402.0
Restricted cash	1.8	38.1
Receivables, net	185.5	83.2
Inventories	224.5	121.9
Deferred income taxes	24.7	11.9
Prepaid expenses and other current assets	53.2	11.0
Total Current Assets	1,315.6	668.1
Property, net	491.1	388.5
Goodwill	1,910.8	1,489.7
Other intangible assets, net	1,420.7	898.4
Deferred income taxes	2.1	2.4
Other assets	43.8	26.7
Total Assets	$5,184.1	$3,473.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$112.6	$77.1
Other current liabilities	117.1	68.9
Total Current Liabilities	229.7	146.0
Long-term debt	2,302.1	1,408.6
Deferred income taxes	440.2	304.3
Other liabilities	120.7	116.3
Total Liabilities	3,092.7	1,975.2

Stockholders’ Equity
Preferred stock	0.1	—
Common stock	0.4	0.3
Additional paid-in capital	2,138.2	1,517.2
Retained earnings	21.0	47.6
Accumulated other comprehensive loss	(14.9)	(13.1)
Treasury stock, at cost	(53.4)	(53.4)
Total Stockholders’ Equity	2,091.4	1,498.6
Total Liabilities and Stockholders’ Equity	$5,184.1	$3,473.8

 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net (Loss) Earnings	$(20.7)	$12.7
Adjustments to reconcile net (loss) earnings to net cash flow provided by operating activities:
Depreciation and amortization	51.2	32.4
Premium from issuance of long-term debt	20.1	15.0
Loss on foreign currency	6.7	—
Stock-based compensation expense	7.4	5.4
Deferred income taxes	(17.3)	(9.1)
Other, net	(0.5)	(2.3)
Other changes in current assets and liabilities, net of business acquisitions:
Increase in receivables, net	(34.6)	(13.5)
Increase in receivable from Ralcorp	—	(4.0)
Decrease (increase) in inventories	10.0	(16.4)
Increase in prepaid expenses and other current assets	(12.9)	(3.2)
Increase in accounts payable and other current and non-current liabilities	9.1	1.6
Net Cash Provided by Operating Activities	18.5	18.6

Cash Flows from Investing Activities
Business acquisitions	(1,035.2)	(9.2)
Cash advance for asset purchase	(25.0)	—
Additions to property	(26.7)	(11.0)
Restricted cash	36.3	—
Net Cash Used by Investing Activities	(1,050.6)	(20.2)

Cash Flows from Financing Activities
Proceeds from issuance of long term debt	875.0	250.0
Proceeds from issuance of preferred stock, net of issuance costs	310.2	234.1
Proceeds from issuance of common stock, net of issuance costs	303.5	—
Repayments of long-term debt	—	(170.6)
Payment of preferred stock dividend	(5.9)	—
Payments of debt issuance costs	(19.8)	(4.6)
Other, net	0.2	0.2
Net Cash Provided by Financing Activities	1,463.2	309.1
Effect of Exchange Rate Changes on Cash	(7.2)	(0.3)

Net Increase in Cash and Cash Equivalents	423.9	307.2
Cash and Cash Equivalents, Beginning of Year	402.0	58.2
Cash and Cash Equivalents, End of Period	$825.9	$365.4

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer packaged goods holding company operating in the center-of-the-store, active nutrition and private label food categories. The Company’s products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the Internet. Post operates in four reportable segments: Post Foods, Attune Foods, Active Nutrition and Private Brands. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Attune Foods segment manufactures and distributes premium natural and organic cereals and snacks and is comprised of the businesses of Attune Foods, Inc., which we acquired substantially all of the assets of in December 2012, and certain assets of the Hearthside Food Solutions private label and branded businesses, which we acquired in May 2013. The Active Nutrition segment includes the business of Premier Nutrition Corporation (“PNC”), which was acquired in September 2013, as well as Dymatize Enterprises, LLC, which was acquired on February 1, 2014. The Active Nutrition segment markets and distributes high protein shakes, bars and powders as well as nutritional supplements. The Private Brands segment consists of our acquisition of Dakota Growers Pasta Company, Inc. and Golden Boy Foods Ltd., acquired January 1, 2014 and February 1, 2014, respectively. The Private Brands segment manufactures dry pasta, peanut butter and other nut butters, dried fruits and baking and snacking nuts, servicing the private label retail, foodservice and ingredient channels. Post’s portfolio of brands includes diverse offerings such as Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Attune®, Uncle Sam®, Erewhon®, Golden Temple™, Peace Cereal®, Sweet Home Farm®, Willamette Valley Granola Company™, Premier Protein®, Dymatize®, Supreme Protein® and Joint Juice®.
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
Recently Adopted Accounting Standards
In the first quarter of fiscal 2014, Post adopted Accounting Standards Update 2013-02, “Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.” The only reclassification out of accumulated other comprehensive income for the reported periods is amortization of actuarial (benefit) loss and prior service cost for pension and postretirement benefits totaling $(0.3) and $0.4 for the three month periods ended March 31, 2014 and 2013, $(0.5) and $0.9 for the six month periods), respectively. Amounts are classified as “Selling, general and administrative expenses” on the condensed consolidated statements of operations.

NOTE 2 — RESTRUCTURING
In April 2013, the Company announced management’s decision to close its plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014.
Amounts related to the plant closure are shown in the following table. Costs are recognized in “Restructuring expense” in the condensed consolidated statements of operations with the exception of accelerated depreciation expense which is included in “Cost of Goods Sold.” These expenses are not included in the measure of segment performance for any segment.

	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014	Cumulative Incurred to Date	Remaining Expense Expected to be Incurred
Employee severance	$0.2	$0.7	$2.8	$0.7
Pension curtailment	—	—	1.7	—
Accelerated depreciation	2.0	4.7	14.3	3.8
	$2.2	$5.4	$18.8	$4.5
Liabilities recorded related to restructuring activities and changes therein are as follows:

	September 30, 2013	Costs Incurred and Charged to Expense	Cash Paid	March 31, 2014
Employee severance	$2.1	$0.7	$(0.9)	$1.9
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
On September 3, 2013, the Company completed its acquisition of Premier Nutrition Corporation (“PNC”), which was effective September 1, 2013, for approximately $186.0 of cash. PNC is reported in Post’s Active Nutrition segment (see Note 15). Net sales and operating profit included in the consolidated statement of operations related to this acquisition were $42.4 and $2.7, respectively, for the three months ended March 31, 2014 and $79.6 and $6.9, respectively, for the six months ended March 31, 2014. During the first quarter of fiscal 2014, a final settlement of net working capital, as defined in the PNC purchase agreement, was reached resulting in an increase in total consideration of approximately $0.1 and a corresponding increase in goodwill. In addition, during the second quarter, $1.2 of pre-acquisition net operating losses (“NOLs”) were identified and a deferred tax asset was recorded as well as a corresponding decrease to goodwill. As these adjustments did not have a significant impact on the condensed consolidated statements of income, balance sheets or cash flows, the financial statements have not been retrospectively adjusted.
On January 1, 2014, Post completed its acquisition from Viterra Inc. of all the stock of Agricore United Holdings Inc. (“Agricore”). Agricore is the parent company of Dakota Growers Pasta Company, Inc. (“Dakota Growers”), a manufacturer of dry pasta for the private label, foodservice and ingredient markets. The purchase price for the transaction was $370.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $366.2. The parties have not yet agreed on the final net working capital adjustment. The Company currently estimates the final net working capital settlement, and other adjustments per the terms of the purchase agreement, will result in an amount due back to the Company of approximately $6.6. Dakota Growers is reported in Post’s Private Brands segment (see Note 15). Based upon the preliminary purchase price allocation, the Company has recorded $127.2 of customer relationships to be amortized over a weighted-average period of 12.5 years and $22.8 to trademarks/brands to be amortized over a weighted-average period of 18.9 years. Net sales and operating loss included in the condensed consolidated statements of operations related to this acquisition were $66.7 and $(1.1), for the three and six months ended March 31, 2014, respectively.
On February 1, 2014, Post completed its acquisition of Dymatize Enterprises, LLC (“Dymatize”), a manufacturer and marketer of premium protein powders, bars and nutritional supplements. The purchase price for the transaction was $380.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $392.5. The parties have not yet agreed on a final net working capital adjustment. The Company currently estimates the final net working capital adjustment will result in an amount due back to the Company of approximately $6.0. In accordance with the terms of the purchase agreement, the sellers are eligible for an earn-out payment of up to $17.5 based on Dymatize’s level of performance against certain financial performance targets, as defined in the purchase agreement, during calendar year 2014. Using an option pricing model, the Company estimated the acquisition date fair value of the earn-out to be approximately $5.4. Dymatize is reported in Post’s Active Nutrition segment (see Note 15). Based upon the preliminary purchase price allocation, the Company has recorded $136.8 of customer relationships to be amortized over a weighted-average period of 18 years and $121.1 to trademarks/brands to be amortized over a weighted-average period of 20 years. Net sales and operating loss included in the condensed consolidated statements of operations related to this acquisition were $28.2 and $(2.5), for the three and six months ended March 31, 2014, respectively.
On February 1, 2014, Post completed its acquisition of Golden Boy Foods Ltd. (“Golden Boy”), a manufacturer of private label peanut and other nut butters, as well as dried fruits and baking and snacking nuts. The purchase price for the transaction was CAD$320.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of approximately CAD$321.1. The parties have not yet agreed on the final net working capital adjustment. The Company currently estimates the final net working capital settlement will result in an amount due to the sellers of approximately CAD$1.0. Golden Boy is reported in Post’s Private Brands segment (see Note 15). Based upon the preliminary purchase price allocation, the Company has recorded $82.6 of customer relationships to be amortized over a weighted-average period of 11 years, $28.9 to trademarks/brands to be amortized over a weighted-average period of 20 years, and $20.0 to other intangible assets to be amortized over a weighted-average period of 11 years. Net sales and operating profit included in the condensed consolidated statements of operations related to this acquisition were $39.0 and $1.9, for the three and six months ended March 31, 2014, respectively.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby their results of operations are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new growing segments of the industry. The Company does not expect the final fair value of goodwill related to the current year acquisitions of Dakota Growers and Golden Boy to be deductible for U.S. income tax purposes. The Company estimates approximately $107.1 of tax deductible goodwill will result from the Dymatize acquisition pending final resolution of net working capital amounts and the earn-out.
Certain estimated values for the Dakota Growers, Dymatize and Golden Boy acquisitions, including goodwill, intangible assets and deferred taxes, are not yet finalized pending the final settlement of the purchase price and preliminary purchase price allocations and are subject to change once additional information is obtained.
The following table provides the allocation of the purchase price based upon the fair value of assets and liabilities assumed for each acquisition completed in fiscal 2014.

	Dakota Growers	Dymatize	Golden Boy
Cash and cash equivalents	$2.9	$1.8	$—
Receivables	25.3	24.4	18.6
Inventories	43.4	41.1	28.1
Deferred income taxes	0.3	2.9	—
Prepaid expenses and other current assets	0.4	0.7	0.7
Property	86.0	15.6	10.5
Goodwill	162.7	102.3	156.1
Other intangible assets	150.0	257.9	131.5
Other assets	1.0	0.1	—
Accounts payable	(5.6)	(17.8)	(10.3)
Other current liabilities	(25.7)	(7.1)	(10.9)
Deferred income taxes	(80.9)	(30.0)	(33.8)
Other liabilities	(0.2)	—	(2.1)
Total acquisition cost	$359.6	$391.9	$288.4
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of Attune, Hearthside, PNC, Dakota Growers, Dymatize and Golden Boy for the periods presented as if the fiscal 2014 acquisitions had occurred on October 1, 2012 and the fiscal 2013 acquisitions had occurred on October 1, 2011, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Pro forma net sales	$465.2	$465.2	$946.3	$935.3
Pro forma net earnings available to common stockholders	$(18.9)	$(8.1)	$(28.7)	$(6.2)
Pro forma basic earnings per share	$(0.56)	$(0.25)	$(0.87)	$(0.19)
Pro forma diluted earnings per share	$(0.56)	$(0.25)	$(0.87)	$(0.19)
NOTE 4 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Foods	Attune Foods	Active Nutrition	Private Brands	Total
Balance, September 30, 2013
Goodwill (gross)	$1,794.1	$75.1	$48.3	$—	$1,917.5
Accumulated impairment losses	(427.8)	—	—	—	(427.8)
Goodwill (net)	$1,366.3	$75.1	$48.3	$—	$1,489.7
Goodwill acquired	—	—	102.3	318.8	421.1
Purchase price true-up adjustment	—	—	(1.1)	—	(1.1)
Currency translation adjustment	(0.4)	—	—	1.5	1.1
Balance, March 31, 2014
Goodwill (gross)	$1,793.7	$75.1	$149.5	$320.3	$2,338.6
Accumulated impairment losses	(427.8)	—	—	—	(427.8)
Goodwill (net)	$1,365.9	$75.1	$149.5	$320.3	$1,910.8

NOTE 5 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2014			September 30, 2013
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$606.0	$(52.7)	$553.3	$258.6	$(41.0)	$217.6
Trademarks/brands	334.6	(31.4)	303.2	161.5	(25.8)	135.7
Other intangible assets	24.9	(1.4)	23.5	4.7	(0.3)	4.4
	$965.5	$(85.5)	$880.0	$424.8	$(67.1)	$357.7
Not subject to amortization:
Trademarks/brands	540.7	—	540.7	540.7	—	540.7
	$1,506.2	$(85.5)	$1,420.7	$965.5	$(67.1)	$898.4
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net (loss) earnings	$(18.3)	$5.1	$(20.7)	$12.7
Preferred stock dividends	(4.3)	(0.8)	(6.9)	(0.8)
Net (loss) earnings available to common stockholders	$(22.6)	$4.3	$(27.6)	$11.9

Weighted-average shares for basic earnings per share	33.6	32.7	33.1	32.6
Effect of dilutive securities:
Stock options	—	—	—	—
Stock appreciation rights	—	0.1	—	0.1
Restricted stock units	—	0.1	—	0.1
Total dilutive securities	—	0.2	—	0.2
Weighted-average shares for diluted earnings per share	33.6	32.9	33.1	32.8

Basic (loss) earnings per common share	$(0.67)	$0.13	$(0.83)	$0.36
Diluted (loss) earnings per common share	$(0.67)	$0.13	$(0.83)	$0.36
For the three and six months ended March 31, 2014 and 2013, weighted-average shares for diluted (loss) earnings per common share excludes 3.8 million, 0.6 million, 3.8 million and 2.2 million equity awards, respectively, and for both the three and six months ended March 31, 2014 and 2013, excludes 11.0 million and 5.1 million shares, respectively, related to the potential conversion of the Company’s convertible preferred stock (see Note 11) as they were anti-dilutive.

NOTE 7 — INVENTORIES

	March 31, 2014	September 30, 2013
Raw materials and supplies	$83.5	$30.3
Finished products	141.0	91.6
	$224.5	$121.9
NOTE 8 — PROPERTY, NET

	March 31, 2014	September 30, 2013
Property, at cost	$773.5	$640.5
Accumulated depreciation	(282.4)	(252.0)
	$491.1	$388.5
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt, and foreign currency exchange rate risks relating to its foreign subsidiaries. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
The Company maintains options and futures contracts which have been designated as economic hedges of raw materials, fuel and energy purchases. The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of March 31, 2014 and September 30, 2013.

		Fair Value of Assets as of March 31, 2014
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Prepaid expenses and other current assets	$0.6	$—	$0.6
Natural gas and heating oil futures	Prepaid expenses and other current assets	0.3	—	0.3
		$0.9	$—	$0.9

		Fair Value of Liabilities as of September 30, 2013
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$0.1	$—	$0.1
Natural gas and heating oil futures	Other current liabilities	0.1	—	0.1
		$0.2	$—	$0.2
The following table presents the loss from derivative instruments that were not designated as hedging instruments which were recorded on the Company’s condensed consolidated statements of operations.

		Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	Location of Gain (Loss) Recognized in Earnings	2014	2013	2014	2013
Commodity contracts	Cost of goods sold	$0.8	$(0.3)	1.0	(0.8)
Natural gas and heating oil futures	Cost of goods sold	(0.2)	0.2	0.5	—
Foreign exchange contracts	Selling, general and administrative expenses	(5.6)	—	(6.3)	—
NOTE 10 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	March 31, 2014			September 30, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$10.4	$10.4	$—	$8.5	$8.5	$—
Derivative assets	0.9	—	0.9	—	—	—
	$11.3	$10.4	$0.9	$8.5	$8.5	$—
Liabilities:
Deferred compensation liabilities	$13.4	$—	$13.4	$13.4	$—	$13.4
Derivative liabilities	—	—	—	0.2	—	0.2
	$13.4	$—	$13.4	$13.6	$—	$13.6
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
The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The fair value of long-term debt as of March 31, 2014 and September 30, 2013 (see Note 12) is approximately $2,414.7 and $1,450.6, respectively, based on quoted market prices for the Company’s senior notes.

NOTE 11 — COMMON AND PREFERRED STOCK
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
In December 2013, the Company authorized and issued approximately 3.0 million shares of its 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. The Company also granted the initial purchasers of the preferred stock a 30-day option to purchase additional shares of preferred stock. On January 14, 2014, the initial purchasers exercised their option and purchased an additional 0.2 million shares. The Company received net proceeds of $310.2 after paying offering related fees and expenses of approximately $9.8. The preferred stock has a $0.01 par value per share and a $100.00 liquidation value per share. The preferred stock earns cumulative dividends at a rate of 2.5% per annum payable quarterly on February 15, May 15, August 15 and November 15, beginning on February 15, 2014. The preferred stock is non-voting and ranks senior to our outstanding common stock upon the Company’s dissolution or liquidation. The preferred stock has no maturity date; however, holders of the preferred stock may convert their preferred stock at an initial conversion rate of 1.8477 shares of the Company’s common stock per share of convertible preferred stock, which is equivalent to a conversion price of $54.12 per share of common stock. Additionally, on or after February 15, 2019, the Company will have the option to redeem some or all the preferred stock at a redemption price equal to 100% of the liquidation preference per share, plus accrued and unpaid dividends if the closing sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.
In March 2014, the Company issued 5.75 million shares of common stock, par value $0.01 per share, at a price to the public of $55.00 per share. The Company received net proceeds of $303.5 after paying offering related fees and expenses of approximately $12.8.
NOTE 12 — LONG TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	March 31, 2014	September 30, 2013
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	—
	$2,250.0	$1,375.0
Plus: Unamortized premium	52.1	33.6
Total long-term debt	$2,302.1	$1,408.6
On November 18, 2013, the Company issued $525.0 principal value of 6.75% senior notes due in December 2021. The 6.75% senior notes were issued at par and the Company received $516.2 after paying investment banking and other fees of $8.8 which will be deferred and amortized to interest expense over the term of the notes. On March 19, 2014, the Company issued an additional $350.0 principal value of 6.75% senior notes due in December 2021. The additional 6.75% senior notes were issued at 105.75% of par value and the Company received $364.0 after paying investment banking and other fees of $6.1 which will be deferred and amortized to interest expense over the term of the notes.
The 7.375% senior notes and the 6.75% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future material domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). Our foreign subsidiaries do not guarantee the senior notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
On January 29, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the institutions from time to time party thereto as Lenders (the “Lenders”), Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC,

as Syndication Agent, Credit Suisse AG, Cayman Islands Branch and Goldman Sachs Bank USA, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (in such capacity, the “Agent”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $300.0 (the “Revolving Credit Facility”) and potential incremental revolving and term facilities at the request of the Company and at the discretion of the Lenders, on terms to be determined and in a maximum aggregate amount not to exceed the greater of $300.0 and an amount such that the Company’s pro forma senior secured leverage ratio would not exceed 2.50 to1.00. The Company intends to use the proceeds of loans under the Credit Agreement for general corporate purposes, which may include, among other things, financing acquisitions, working capital and capital expenditures. The outstanding amounts under the Revolving Credit Facility must be repaid on or before January 29, 2019. The Company incurred $2.4 of issuance costs in connection with the Credit Agreement.
Borrowings under the Revolving Credit Facility bear interest at the Eurodollar Rate or the Base Rate (as such terms are defined in the Credit Agreement) plus an applicable margin ranging from 2.00% to 2.50% for Eurodollar Rate-based loans and from 1.00% to 1.50% for Base Rate-based loans, depending upon the Company’s senior secured leverage ratio.
The Credit Agreement contains customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, maintenance of property, existence, insurance and books and records, inspection rights, obligation to provide collateral and guarantees by new subsidiaries, preparation of environmental reports, participation in an annual meeting with the Agent and the Lenders, further assurances, satisfaction of post-closing obligations, limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, accounting changes, prepayments and amendments of indebtedness, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates, dividends and redemptions or repurchases of stock, capital expenditures, and granting liens on real property.
The Credit Agreement also contains customary financial covenants including (a) a quarterly maximum senior secured leverage ratio of 2.75 to 1.00, and (b) a quarterly minimum interest coverage ratio of 1.75 to 1.00.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $35.0 or attachments issued against a material part of the Company’s property, change in control, the invalidity of any loan document, the failure of the collateral documents to create a valid and perfected first priority lien, and certain ERISA events. Upon the occurrence of an event of default, the Agent will, at the request of, or may, with the consent of, lenders holding more than 50% in principal amount of lender commitments and outstanding loans under the Credit Agreement, cause the maturity of the loans to be accelerated and exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees for the Company’s obligations under the Credit Agreement.
The Company’s obligations under the Credit Agreement are unconditionally guaranteed by each of its existing and subsequently acquired or organized material domestic subsidiaries. The Company’s obligations under the Credit Agreement are secured by security interests on substantially all of the assets of the Company and the Guarantors, except for real property, which will be added to the collateral if the Company incurs additional debt in excess of $150.0 under the Credit Agreement.
In February 2014, the Company paid $2.5 of financing fees to the underwriters of a financing commitment the Company entered into in September 2013 to fund our acquisition of Dakota Growers. The commitment was not exercised and the Company has expensed the full amount to interest expense for the three and six months ended March 31, 2014.
Debt Covenants
The terms of the Credit Facility required the Company to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of March 31, 2014, the Company was in compliance with all such financial covenants.

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
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$0.9	$1.0	$1.8	$2.1
Interest cost	0.6	0.4	1.1	0.8
Expected return on plan assets	(0.6)	(0.4)	(1.1)	(0.8)
Recognized net actuarial loss	0.2	0.3	0.4	0.5
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit cost	$1.2	$1.4	$2.4	$2.8

	Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$0.5	$0.6	$1.0	$1.2
Interest cost	1.2	1.0	2.3	2.0
Recognized net actuarial loss	0.1	0.5	0.2	0.9
Recognized prior service credit	(0.6)	(0.3)	(1.2)	(0.6)
Net periodic benefit cost	$1.2	$1.8	$2.3	$3.5
NOTE 14 — TRANSACTIONS WITH FORMER OWNER
Prior to Post’s legal separation from Ralcorp Holdings, Inc. (“Ralcorp”) on February 3, 2012 (the “Spin-Off”), Post operated under Ralcorp’s centralized cash management system, Post’s cash requirements were provided directly by Ralcorp, and cash generated by Post was generally remitted directly to Ralcorp. Transaction systems (e.g. payroll, employee benefits and accounts payable) used to record and account for cash disbursements were generally provided by Ralcorp. Ralcorp also provided centralized demand planning, order management, billing, credit and collection services to Post. Transaction systems (e.g. revenues, accounts receivable and cash application) used to record and account for cash receipts were generally provided by centralized Ralcorp organizations. These Ralcorp systems were generally designed to track assets/liabilities and receipts/payments on a business specific basis. After the Spin-Off, Ralcorp continues to provide certain of these services to Post under a transition services agreement (“TSA”) between the companies. TSA charges were $0.1, $1.5, $0.5 and $3.1 for the three and six months ended March 31, 2014 and 2013, respectively, and were reported in “Selling, general and administrative expenses.”
Post produces certain products for sale to Ralcorp. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA. Net sales related to those transactions were $2.5, $3.5, $6.2 and $7.5 in the three and six months ended March 31, 2014 and 2013, respectively.
In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $0.1, $2.4, $0.3 and $5.2 during the three and six months ended March 31, 2014 and 2013, respectively. These separation related costs incurred were primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the TSA. These costs were reported as a component of “Selling, general and administrative expenses.”
NOTE 15 — SEGMENTS
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of intangible assets, accelerated depreciation on plant closures, restructuring expenses, and other unallocated corporate income and expenses. During the first quarter of fiscal 2014, the Company changed its methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for the three and six months ended March 31, 2013 has been adjusted to align with current year presentation. The following tables present information about the Company’s operating segments, which are also its reportable segments, including corresponding amounts for the prior year. For a definition of the Company’s reportable segments, see Note 1.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net Sales
Post Foods	$239.5	$245.4	$476.4	$482.3
Attune Foods	22.2	2.8	45.4	2.8
Active Nutrition	70.6	—	107.8	—
Private Brands	105.7	—	105.7	—
Eliminations	—	—	(0.3)	—
Total	$438.0	$248.2	$735.0	$485.1
Segment Profit (Loss)
Post Foods	$41.7	$45.3	$88.2	$92.3
Attune Foods	1.9	(0.6)	4.5	(0.6)
Active Nutrition	0.2	—	4.4	—
Private Brands	0.8	—	0.8	—
Total segment profit	44.6	44.7	97.9	91.7
General corporate expenses and other	30.9	15.8	54.5	32.5
Accelerated depreciation on plant closure	2.0	—	4.7	—
Losses on hedge of purchase price of foreign currency denominated acquisition	11.8	—	13.1	—
Restructuring expenses	0.2	—	0.7	—
Interest expense	37.3	21.6	66.3	40.8
(Loss) earnings before income taxes	$(37.6)	$7.3	$(41.4)	$18.4
Depreciation and amortization
Post Foods	$12.7	$14.9	$25.9	$30.0
Attune Foods	1.7	0.1	3.5	0.1
Active Nutrition	4.3	—	5.9	—
Private Brands	7.3	—	7.3	—
Total segment depreciation and amortization	26.0	15.0	42.6	30.1
Accelerated depreciation on plant closure	2.0	—	4.7	—
Corporate	2.1	1.2	3.9	2.3
Total	$30.1	$16.2	$51.2	$32.4

			March 31, 2014	September 30, 2013
Assets
Post Foods			$2,592.0	$2,614.9
Attune Foods			171.2	172.0
Active Nutrition			646.3	198.0
Private Brands			819.9	—
Corporate			954.7	488.9
Total			$5,184.1	$3,473.8

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
On November 18, 2013, the Company issued 6.75% senior notes due December 2021 in an aggregate principal amount of $525.0 to certain qualified institutional buyers. The aggregate principal amount of the 6.75% senior notes was increased to a total of $875.0 by a subsequent issuance completed on March 19, 2014.
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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$390.1	$51.2	$(3.3)	$438.0
Cost of goods sold	—	267.8	44.1	(3.3)	308.6
Gross Profit	—	122.3	7.1	—	129.4

Selling, general and administrative expenses	3.7	96.4	4.7	—	104.8
Amortization of intangible assets	—	10.9	1.8	—	12.7
Loss on foreign currency	11.8	0.1	—	—	11.9
Restructuring expense	—	0.2	—	—	0.2
Other operating expenses, net	—	0.1	—	—	0.1
Operating (Loss) Profit	(15.5)	14.6	0.6	—	(0.3)

Interest expense	35.4	—	1.9	—	37.3
(Loss) Earnings before Income Taxes	(50.9)	14.6	(1.3)	—	(37.6)
Income tax (benefit) expense	(30.1)	11.1	(0.3)	—	(19.3)
Net (Loss) Earnings before Equity in Subsidiaries	(20.8)	3.5	(1.0)	—	(18.3)
Equity earnings in subsidiaries	2.5	—	—	(2.5)	—
Net (Loss) Earnings	$(18.3)	$3.5	$(1.0)	$(2.5)	$(18.3)
Total Comprehensive (Loss) Income	$(17.8)	$3.3	$(0.3)	$(3.0)	$(17.8)

	Three Months Ended March 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$236.7	$16.1	$(4.6)	$248.2
Cost of goods sold	—	137.2	13.1	(4.6)	145.7
Gross Profit	—	99.5	3.0	—	102.5

Selling, general and administrative expenses	2.7	63.1	4.1	—	69.9
Amortization of intangible assets	—	3.2	—	—	3.2
Loss on foreign currency	—	—	0.2	—	0.2
Other operating expenses, net	—	0.3	—	—	0.3
Operating (Loss) Profit	(2.7)	32.9	(1.3)	—	28.9

Interest expense	21.6	—	—	—	21.6
(Loss) Earnings before Income Taxes	(24.3)	32.9	(1.3)	—	7.3
Income tax (benefit) expense	(7.7)	10.3	(0.4)	—	2.2
Net (Loss) Earnings before Equity in Subsidiaries	(16.6)	22.6	(0.9)	—	5.1
Equity earnings in subsidiaries	21.7	—	—	(21.7)	—
Net Earnings (Loss)	$5.1	$22.6	$(0.9)	$(21.7)	$5.1
Total Comprehensive Income (Loss)	$4.1	$22.9	$(2.2)	$(20.7)	$4.1

	Six Months Ended March 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$674.9	$70.8	$(10.7)	$735.0
Cost of goods sold	—	441.9	59.9	(10.7)	491.1
Gross Profit	—	233.0	10.9	—	243.9

Selling, general and administrative expenses	6.9	170.7	8.6	—	186.2
Amortization of intangible assets	—	16.6	1.8	—	18.4
Loss on foreign currency	13.1	0.4	—	—	13.5
Restructuring expense	—	0.7	—	—	0.7
Other operating expenses, net	—	0.2	—	—	0.2
Operating (Loss) Profit	(20.0)	44.4	0.5	—	24.9

Interest expense	64.4	—	1.9	—	66.3
(Loss) Earnings before Income Taxes	(84.4)	44.4	(1.4)	—	(41.4)
Income tax (benefit) expense	(42.0)	21.6	(0.3)	—	(20.7)
Net (Loss) Earnings before Equity in Subsidiaries	(42.4)	22.8	(1.1)	—	(20.7)
Equity earnings in subsidiaries	21.7	—	—	(21.7)	—
Net (Loss) Earnings	$(20.7)	$22.8	$(1.1)	$(21.7)	$(20.7)
Total Comprehensive (Loss) Income	$(22.5)	$22.5	$(2.6)	$(19.9)	$(22.5)

	Six Months Ended March 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$460.0	$37.0	$(11.9)	$485.1
Cost of goods sold	—	259.4	29.4	(11.9)	276.9
Gross Profit	—	200.6	7.6	—	208.2

Selling, general and administrative expenses	5.2	128.5	8.4	—	142.1
Amortization of intangible assets	—	6.4	—	—	6.4
Loss on foreign currency	—	—	0.1	—	0.1
Other operating expenses, net	—	0.4	—	—	0.4
Operating (Loss) Profit	(5.2)	65.3	(0.9)	—	59.2

Interest expense	40.8	—	—	—	40.8
(Loss) Earnings before Income Taxes	(46.0)	65.3	(0.9)	—	18.4
Income tax (benefit) expense	(14.7)	20.7	(0.3)	—	5.7
Net (Loss) Earnings before Equity in Subsidiaries	(31.3)	44.6	(0.6)	—	12.7
Equity earnings in subsidiaries	44.0	—	—	(44.0)	—
Net Earnings (Loss)	$12.7	$44.6	$(0.6)	$(44.0)	$12.7
Total Comprehensive Income (Loss)	$11.2	$45.1	$(2.6)	$(42.5)	$11.2

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	March 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$824.6	$2.4	$7.9	$(9.0)	$825.9
Restricted cash	1.1	—	0.7	—	1.8
Receivables, net	14.6	143.4	33.0	(5.5)	185.5
Inventories	—	191.8	32.7	—	224.5
Deferred income taxes	24.7	—	—	—	24.7
Prepaid expenses and other current assets	44.4	11.2	5.9	(8.3)	53.2
Total Current Assets	909.4	348.8	80.2	(22.8)	1,315.6
Property, net	—	443.4	47.7	—	491.1
Goodwill	—	1,753.6	157.2	—	1,910.8
Other intangible assets, net	—	1,289.7	131.0	—	1,420.7
Intercompany receivable	697.1	—	—	(697.1)	—
Investment in subsidiaries	3,212.6	0.1	—	(3,212.7)	—
Deferred income taxes	—	—	2.1	—	2.1
Other assets	37.8	4.9	1.1	—	43.8
Total Assets	$4,856.9	$3,840.5	$419.3	$(3,932.6)	$5,184.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$109.7	$25.7	$(22.8)	$112.6
Other current liabilities	43.0	59.3	14.8	—	117.1
Total Current Liabilities	43.0	169.0	40.5	(22.8)	229.7
Long-term debt	2,302.1	—	—	—	2,302.1
Intercompany payable	—	519.5	177.6	(697.1)	—
Deferred income taxes	407.2	—	33.0	—	440.2
Other liabilities	13.2	98.2	9.3	—	120.7
Total Liabilities	2,765.5	786.7	260.4	(719.9)	3,092.7

Total Stockholders’ Equity	2,091.4	3,053.8	158.9	(3,212.7)	2,091.4
Total Liabilities and Stockholders’ Equity	$4,856.9	$3,840.5	$419.3	$(3,932.6)	$5,184.1

	September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$391.4	$4.1	$8.2	$(1.7)	$402.0
Restricted cash	38.1	—	—	—	38.1
Receivables, net	0.3	75.9	10.9	(3.9)	83.2
Inventories	—	115.9	6.0	—	121.9
Deferred income taxes	11.8	—	0.1	—	11.9
Prepaid expenses and other current assets	3.2	7.4	0.4	—	11.0
Total Current Assets	444.8	203.3	25.6	(5.6)	668.1
Property, net	—	342.4	46.1	—	388.5
Goodwill	—	1,483.3	6.4	—	1,489.7
Other intangible assets, net	—	898.4	—	—	898.4
Intercompany receivable	391.9	—	—	(391.9)	—
Investment in subsidiaries	2,384.0	—	—	(2,384.0)	—
Deferred income taxes	—	—	2.4	—	2.4
Other assets	24.0	2.7	—	—	26.7
Total Assets	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$0.5	$76.9	$5.3	$(5.6)	$77.1
Other current liabilities	18.5	43.8	6.6	—	68.9
Total Current Liabilities	19.0	120.7	11.9	(5.6)	146.0
Long-term debt	1,408.6	—	—	—	1,408.6
Intercompany payable	—	391.7	0.2	(391.9)	—
Deferred income taxes	304.3	—	—	—	304.3
Other liabilities	14.2	94.9	7.2	—	116.3
Total Liabilities	1,746.1	607.3	19.3	(397.5)	1,975.2
Total Stockholders’ Equity	1,498.6	2,322.8	61.2	(2,384.0)	1,498.6
Total Liabilities and Stockholders’ Equity	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used In) Provided by Operating Activities	$(27.5)	$80.9	$(4.7)	$(30.2)	$18.5

Cash Flows from Investing Activities
Business acquisitions	(751.5)	4.7	(288.4)	—	(1,035.2)
Cash advance for asset purchase	(25.0)	—	—	—	(25.0)
Additions to property	—	(25.9)	(0.8)	—	(26.7)
Restricted cash	37.0	—	(0.7)	—	36.3
Proceeds from equity distributions	38.5	—	—	(38.5)	—
Capitalization of subsidiaries	(294.8)	—	—	294.8	—
Net Cash Used in Investing Activities	(995.8)	(21.2)	(289.9)	256.3	(1,050.6)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	875.0	—	—	—	875.0
Proceeds from issuance of preferred stock	310.2	—	—	—	310.2
Proceeds from issuance of common stock	303.5	—	—	—	303.5
Payment of dividend	(5.9)	—	—	—	(5.9)
Payments of debt issuance costs	(19.8)	—	—	—	(19.8)
Payments for equity distributions	—	(61.4)	—	61.4	—
Proceeds from Parent capitalization	—	—	294.8	(294.8)	—
Other	0.2	—	—	—	0.2
Net Cash Provided by (Used in) Financing Activities	1,463.2	(61.4)	294.8	(233.4)	1,463.2
Effect of exchange rate changes on cash and cash equivalents	(6.7)	—	(0.5)	—	(7.2)

Net Increase (Decrease) in Cash and Cash Equivalents	433.2	(1.7)	(0.3)	(7.3)	423.9
Cash and Cash Equivalents, Beginning of Year	391.4	4.1	8.2	(1.7)	402.0
Cash and Cash Equivalents, End of Period	$824.6	$2.4	$7.9	$(9.0)	$825.9

	Six Months Ended March 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$—	$58.9	$1.4	$(41.7)	$18.6

Cash Flows from Investing Activities
Business acquisitions	—	(9.2)	—	—	(9.2)
Additions to property	—	(10.2)	(0.8)	—	(11.0)
Payment for equity contributions	—	—	—	—	—
Net Cash Used in Investing Activities	—	(19.4)	(0.8)	—	(20.2)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	250.0	—	—	—	250.0
Proceeds from issuance of Preferred Stock	234.1	—	—	—	234.1
Repayments of long-term debt	(170.6)	—	—	—	(170.6)
Payments of debt issuance costs	(4.6)	—	—	—	(4.6)
Other, net	0.2	—	—	—	0.2
Payments for equity distributions	—	(41.1)	—	41.1	—
Net Cash Provided by (Used in) by Financing Activities	309.1	(41.1)	—	41.1	309.1
Effect of Exchange Rate Changes on Cash	—	—	(0.3)	—	(0.3)

Net Increase (Decrease) in Cash and Cash Equivalents	309.1	(1.6)	0.3	(0.6)	307.2
Cash and Cash Equivalents, Beginning of Year	49.7	2.2	6.3	—	58.2
Cash and Cash Equivalents, End of Period	$358.8	$0.6	$6.6	$(0.6)	$365.4

NOTE 17 — SUBSEQUENT EVENTS
Preferred Stock Dividend
On April 24, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.9375 per share, representing payment for the dividend period from the date of February 15, 2014 to May 14, 2014, on the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Board of Directors also declared a quarterly dividend of $0.625 per share, representing payment for the dividend period from February 15, 2014 to May 14, 2014, on the Company’s 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. Both dividends will be paid on May 15, 2014 to preferred shareholders of record as of May 1, 2014.
Sunland Asset Purchase
On April 1, 2014, the Company purchased certain assets from the bankruptcy estate of Sunland, Inc., which previously operated a peanut butter manufacturing facility located in Portales, New Mexico, for $26.0.
Acquisition of Michael Foods
On April 17, 2014, Post announced it has agreed to acquire MFI Holding Corporation (“Michael Foods”) from affiliates of GS Capital Partners, affiliates of Thomas H. Lee Partners and other owners in a transaction expected to be completed in Post’s fiscal third quarter, subject to customary closing conditions. Post has agreed to pay $2,450.0 on a cash-free, debt-free basis, subject to working capital and other adjustments. In addition, Post will make a payment of $50.0 on the first anniversary of the closing date, which payment is intended to represent the parties’ estimate of the value of certain tax benefits that Michael Foods is expected to realize from payments to be made by or on its behalf in connection with the acquisition.
The acquisition is currently targeted to close on June 2, 2014.  The acquisition is subject to customary closing conditions, and there can be no assurance that the acquisition will close at such time.  Concurrent with the signing of the merger agreement for the acquisition, the Company obtained financing commitments under which various lenders have committed to provide up to $1,765.0 in credit facilities, including a committed bridge loan of up to $340.0. Committed facilities, together with cash on hand, are sufficient to fund the purchase price. The Company expects to finance the acquisition with approximately $635.0 of new term loan borrowings under committed facilities, with the remainder of the financing consisting of approximately $500.0 of newly-issued common and/or equity-linked securities and approximately $630.0 of newly-issued senior unsecured debt securities.  The final structure and terms of the acquisition financing will be subject to market conditions, and may be materially different than current expectations.
Acquisition of PowerBar and Musashi
In a release dated February 3, 2014, Post announced it has agreed to acquire the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A. Post management now expects this transaction to be completed in Post’s first fiscal quarter 2015, subject to customary closing conditions. Post has agreed to pay $150.0 for the brands, subject to working capital and other adjustments.
First Amendment to Credit Agreement
On May 1, 2014, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association, in its capacity as Administrative Agent and acting with the consent of the “Required Lenders,” and the “Required Lenders” and the “Guarantors” party thereto, to amend its Credit Agreement dated as of January 29, 2014. The Amendment includes certain amendments that are effective immediately to (i) facilitate the Company’s acquisition of Michael Foods and permit the additional financing contemplated as part of the acquisition and (ii) permit the Company to borrow under the revolving credit facility (the “Revolving Credit Facility”) established under the Credit Agreement, as amended by the Amendment, so long as its consolidated leverage ratio, calculated as provided in the Credit Agreement and Amendment, is not equal to or greater than 7.25 to 1.00 (increased from 5.75 to 1.00), provided that if the Michael Foods acquisition agreement is terminated, the Michael Foods acquisition is abandoned or the Michael Foods acquisition does not close on or before August 1, 2014, then the foregoing ratio will revert to 5.75 to 1.00. The Amendment also provides for certain amendments to be effective upon the closing of the Michael Foods acquisition to (a) facilitate the acquisition of Michael Foods and the additional financing contemplated as part of the acquisition, (b) remove entirely the condition to borrowing described in clause (ii) above, (c) increase the senior secured leverage ratio covenant, calculated as provided in the Credit Agreement, as amended by the Amendment, from 2.75 to 1.00 to 3.00 to 1.00, and (d) increase the amount of permitted capital expenditures.
Joinder Agreement No. 1
On May 1, 2014, the Company also executed a Joinder Agreement No. 1 (the “Joinder No. 1”) to the Credit Agreement (as amended by the Amendment) that provides for, upon completion of the acquisition of Michael Foods and subject to certain other conditions, an incremental revolving commitment of $100.0, effectively increasing the maximum aggregate amount of the Revolving Credit Facility to $400.0. The Company intends to use the Revolving Credit Facility, as increased, for general corporate purposes including funding pending and future acquisitions, working capital and capital expenditures.

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
RESULTS OF OPERATIONS
Overview
We are a consumer packaged goods holding company operating in the center-of-the-store, active nutrition and private label food categories. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the Internet.
In 2012, we had a single operating segment. As a result of recent acquisitions, Post now operates in four reportable segments: Post Foods, Attune Foods, Active Nutrition and Private Brands. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Attune Foods segment manufactures and distributes premium natural organic cereals and snacks and is comprised of the business of Attune Foods, Inc., which we acquired in December 2012, and certain assets of the Hearthside Food Solutions private label and branded cereal, granola and snack businesses, which we acquired in May 2013. The Active Nutrition segment includes the business of Premier Nutrition Corporation (“PNC”), which we acquired in September 2013, as well as Dymatize Enterprises, LLC (“Dymatize”) which we acquired on February 1, 2014. The Active Nutrition segment markets and distributes high protein shakes, bars and powders as well as nutritional supplements. The Private Brands segment includes the Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and Golden Boy Foods Ltd. (“Golden Boy”) businesses acquired January 1, 2014 and February 1, 2014, respectively. The Private Brands segment manufactures dry pasta, peanut butter and other nut butters, dried fruits and baking and snacking nuts, servicing the private label retail, foodservice and ingredient channels. Post’s portfolio of brands includes diverse offerings such as Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Attune®, Uncle Sam®, Erewhon®, Golden Temple™, Peace Cereal®, Sweet Home Farm®, Willamette Valley Granola Company™, Premier Protein®, Dymatize®, Supreme Protein® and Joint Juice®.
The following table summarizes key data and items affecting comparability that we believe are important for you to consider as you read the consolidated results analysis discussions below.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in millions, except per share data)	2014	2013	2014	2013
Net Sales	$438.0	$248.2	$735.0	$485.1
Gross Profit	129.4	102.5	243.9	208.2
Operating (Loss) Profit	(0.3)	28.9	24.9	59.2
Net (Loss) Earnings	(18.3)	5.1	(20.7)	12.7

Inventory Valuation Adjustments on Acquired Businesses	$7.3	$0.5	$7.3	$0.5
Accelerated Depreciation on Plant Closure	2.0	—	4.7	—
Restructuring Expenses	0.2	—	0.7	—
Loss on Foreign Currency	11.9	0.2	13.5	0.1
Acquisition Related Costs	10.5	0.1	14.9	0.8
Integration Costs	1.3	—	1.3	—
Spin-Off Non-Recurring Costs	0.1	2.4	0.3	5.2
Financial results in the second quarter and first half of fiscal 2014 benefitted from volume and net sales gains when compared to fiscal 2013, fueled by acquisitions as well as volume growth within our Post Foods business. Net sales within our Post Foods business were negatively impacted in fiscal 2014 by lower average net selling prices resulting from a continuing shift of mix and package sizes to products with lower net selling prices, liquidation sales and higher trade promotion spending. Despite the top line revenue growth, operating profit decreased approximately 101% and 58% for the three and six months ended March 31, 2014, respectively, as several items negatively impacted operating results relative to fiscal 2013. These items include inventory valuation adjustments on acquired businesses, acquisition and integration related costs, restructuring expenses and accelerated depreciation related to the closure of our Modesto, California facility, higher losses on foreign currency primarily related to hedges on the purchase price of Golden Boy, which was denominated in Canadian Dollars, and increased amortization expense for intangible assets from acquisitions, partially offset by lower Spin-Off non-recurring costs in the three and six months ended March 31, 2014.
Net Sales

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in millions)	2014	2013	2014	2013
Net Sales	$438.0	$248.2	$735.0	$485.1

Contributions to Net Sales from recent acquisitions:
Attune Foods (includes inter segment net sales)	$22.2	$2.8	$45.4	$2.8
Premier Nutrition Corporation	42.4	—	79.6	—
Dakota Growers Pasta Company	66.7	—	66.7	—
Dymatize Enterprises	28.2	—	28.3	—
Golden Boy Foods	39.0	—	39.0	—
Net sales increased 76% and 52% during the three and six months ended March 31, 2014, respectively. Net sales were positively impacted by acquisitions and higher volumes within our Post Foods segment, which were offset by a continuing shift of product mix to products with lower average net selling prices. Post Foods volume increases have been driven by growth in our Honey Bunches of Oats, Pebbles, Golden Crisp, Honeycomb and Post Raisin Bran brands, partially offset by declines in our Grape-Nuts, Post Shredded Wheat and Good Morenings brands. Additionally, we had declines from offerings associated with co-manufacturing agreements.
Margins

	Three Months Ended March 31,		Six Months Ended March 31,
(% of net sales)	2014	2013	2014	2013
Gross Profit	29.5%	41.3%	33.2%	42.9%
Selling, general and administrative expenses	23.9%	28.2%	25.3%	29.3%
Amortization of intangible assets	2.9%	1.3%	2.5%	1.3%
Loss on foreign currency	2.7%	0.1%	1.8%	—%
Restructuring expenses	—%	—%	0.1%	—%
Other operating expenses, net	—%	0.1%	—%	0.1%
Operating Profit	(0.1)%	11.6%	3.4%	12.2%
Gross profit margins were 29.5% and 33.2% in the three and six months ended March 31, 2014, respectively, down from 41.3% and 42.9% for the same periods in the prior year. Gross profit margin declines were driven by 4% lower net selling prices for both the three and six months ended March 31, 2014 within the Post Foods segment when compared to the prior year as well as $2.0 million and $4.7 million of accelerated depreciation related to the closing of our Modesto, California facility for the three and six months ended March 31, 2014, respectively. These negative impacts were partially offset by lower raw material costs within the Post Foods segment of $3.3 million and $5.7 million, for the three and six months ended March 31, 2014, respectively, (primarily corn, sugar, wheat and fruit, partially offset by an unfavorable cost of nuts). Gross profit margins were also impacted in the current year by the 2013 and 2014 acquisitions of the lower margin Attune Foods, PNC, Dakota Growers, Dymatize and Golden Boy businesses. Gross margins for acquired businesses were negatively impacted by inventory valuation adjustments of $7.3 million and $0.5 million in both the three and six month period ended March 31, 2014 and 2013, respectively.
Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased from 28.2% for the three months ended March 31, 2013 to 23.9% for the three months ended March 31, 2014. For the six months ended March 31, 2014 and 2013, SG&A as a percentage of net sales decreased to 25.3% from 29.3%, respectively. Excluding the impact of current and prior year acquisitions, SG&A as a percentage of net sales increased 6.7 and 3.6 percentage points for the three and six months ended March 31, 2014, respectively. This increase in SG&A was primarily due to higher compensation related costs resulting from an increase in head count, incremental acquisition related costs of $10.4 million and $14.1 million for the three and six months ended March 31, 2014, respectively, and higher cash and noncash stock based compensation expense in the current year of $1.7 million and $3.3 million for the three and six months ended March 31, 2014, respectively. These negative impacts were partially offset by lower Spin-Off non-recurring costs of $2.3 million and $4.9 million for the three and six months ended March 31, 2014, respectively, and lower Ralcorp transition services agreement charges in the current year as compared to 2013. Advertising and promotion costs increased $0.5 million and decreased $5.4 million for the Post Foods segment for the three and six months ended March 31, 2014, respectively.
During the three and six months ended March 31, 2014 and 2013, losses on foreign currency were $11.9 million, $13.5 million, $0.2 million and $0.1 million. respectively. These costs relate to the remeasurement of transactions denominated in Canadian dollars into US dollars. In the current year, these costs are primarily driven by losses on a hedge of the CAD$320.0 million purchase price of Golden Boy.
Total amortization expense for the three and six months ended March 31, 2014 was $12.7 million and $18.4 million, respectively, compared to $3.2 million and $6.4 million for the corresponding periods last year. The increase is due to amortization recorded in the current year related to the acquired intangible assets of Attune Foods, PNC, Dakota Growers, Dymatize and Golden Boy.
Operating profit as a percentage of net sales decreased to (0.1)% and 3.4% for the three and six months ended March 31, 2014, respectively, from 11.6% and 12.2% for the corresponding periods in the prior year. This decrease was driven by lower gross margins, increased amortization expense and increased losses on foreign currency as previously discussed herein. In addition, operating profit was negatively impacted by $0.2 million and $0.7 million of restructuring expenses related to the closure of our Modesto, California facility for the three and six months ended March 31, 2014, respectively.
Inventory Valuation Adjustments on Acquired Businesses
In both the three and six months ended March 31, 2014, we recorded $7.3 million of inventory valuation adjustments on acquired businesses compared to $0.5 million in the comparable prior year periods. In the current year, $2.0 million relates to Dymatize, reported in the Active Nutrition segment, and a total of $5.3 million relates to the acquisitions of Dakota Growers and Golden Boy, reported in the Private Brands segment. In the prior year, the amount relates to our Attune Foods business.
Restructuring Costs
In April 2013, we announced management’s decision to close our manufacturing facility located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014. During the three and six months ended March 31, 2014, we incurred approximately $2.2 million and $5.4 million, respectively, of expenses related to the plant closing. This includes $2.0 million and $4.7 million of accelerated depreciation on plant assets recorded in “Cost of goods sold” for the three and six months ended March 31, 2014, respectively, and approximately $0.2 million and $0.7 million of employee termination benefits recorded as “Restructuring expense” for the three and six months ended March 31, 2014, respectively. Upon completion of the transfer and start-up of production to other facilities, we expect to achieve net pretax annual cash manufacturing cost savings of approximately $14.0 million.
Loss on Foreign Currency
During the three and six months ended March 31, 2014 and 2013, we incurred $11.9 million, $13.5 million, $0.2 million and $0.1 million, respectively, related to losses on the remeasurement of transactions denominated in Canadian dollars into US dollars. In the current year, these costs are primarily driven by losses on a hedge of the CAD$320.0 million purchase price of Golden Boy.
Acquisition Related Costs
During the three months ended March 31, 2014 and 2013, we incurred acquisition related expenses of approximately $10.5 million and $0.1 million, respectively, and $14.9 million and $0.8 million for the six month periods ended March 31, 2014 and 2013, respectively, recorded as “Selling, general and administrative expenses.” For the three and six months ended March 31, 2014, these costs include $10.5 million and $13.9 million for transactions that were signed, primarily attributable to professional service fees related to our fiscal 2014 acquisitions of Dakota Growers, Dymatize and Golden Boy, as well as the announced acquisitions of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A and MFI Holding Corporation (“Michael Foods”) and spending of zero and $1.0 million for the three and six months ended March 31, 2014, respectively, for due diligence on potential acquisitions that were not signed or announced at the time of our quarterly reporting. In fiscal 2013, the costs are all related to due diligence on potential acquisitions that were not signed or announced at the time of our quarterly reporting.
Integration Costs
We incurred $1.3 million of integration costs during the three and six months ended March 31, 2014. These costs consist primarily of outside professional service fees related to the integration of recently acquired businesses into Post Holdings.

Spin-Off Non-Recurring Costs
During the three months ended March 31, 2014 and 2013, we incurred separation related costs of $0.1 million and $2.4 million, respectively, and $0.3 million and $5.2 million for the six month periods ended March 31, 2014 and 2013, respectively. These costs are primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the TSA. All of the costs described above are reported as a component of “Selling, general and administrative expenses.” For more information on our transactions with Ralcorp refer to Note 14 in the “Notes to Condensed Consolidated Financial Statements.”
Interest Expense
Interest expense increased 73% and 63% for the three and six months ended March 31, 2014, respectively, compared to the corresponding periods in the prior year. The increase is driven primarily by the increase in outstanding debt through the November 2013 and March 2014 issuances of our 6.75% senior notes totaling $875.0 million and the July 2013 issuance of an additional $350.0 million of our 7.375% senior notes, partially offset by a decrease in our weighted average interest rate. The decrease in the weighted average interest rate is due to a change in debt mix resulting from the current year issuances of the lower rate 6.75% senior notes.
Income Taxes
For the three and six months ended March 31, 2014, the effective income tax rate is 51.3% and 50.0% respectively, compared to 30.1% and 30.5% for the three and six months ended March 31, 2013, respectively. The elevated effective income tax rate for both current year periods is a function of Post’s estimated range of earnings (loss) before income taxes for fiscal 2014 excluding the impact of pending acquisitions. Small variations in earnings (loss) before income taxes and permanent differences are anticipated to have a magnified impact on the effective income tax rate for fiscal 2014.
Segment Results

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in millions)	2014	2013	2014	2013
Net Sales
Post Foods	$239.5	$245.4	$476.4	$482.3
Attune Foods	22.2	2.8	45.4	2.8
Active Nutrition	70.6	—	107.8	—
Private Brands	105.7	—	105.7	—
Eliminations	—	—	(0.3)	—
Total	$438.0	$248.2	$735.0	$485.1

Segment Profit
Post Foods	$41.7	$45.3	$88.2	$92.3
Attune Foods	1.9	(0.6)	4.5	(0.6)
Active Nutrition	0.2	—	4.4	—
Private Brands	0.8	—	0.8	—

Segment Profit Margin
Post Foods	17%	18%	19%	19%
Attune Foods	9%	(21)%	10%	(21)%
Active Nutrition	—%	n/a	4%	n/a
Private Brands	1%	n/a	1%	n/a

Post Foods
Net sales for the Post Foods segment decreased approximately 2% and 1% for the quarter and six months ended March 31, 2014, respectively. Net sales were negatively impacted by 4% lower average net selling prices for both the three and six months ended March 31, 2014. This negative impact was partially offset by 1% and 2% higher volumes for the second quarter and first half of fiscal 2014, respectively, as compared to the prior year. The decrease in average net selling prices is the result of higher liquidation sales of aged product and larger sized items which sell at a lower average price per ounce during the current year quarter and higher trade spending. Volume increases have been driven by growth in our Honey Bunches of Oats, Pebbles, Golden Crisp, Honeycomb and Post Raisin Bran brands, partially offset by declines in our Grape-Nuts, Post Shredded Wheat and Good Morenings brands. Additionally, we continue to see declines in the overall branded ready-to-eat cereal category (as measured by Nielsen) that drive increased trade spend to maintain market share positions.
For the three months ended March 31, 2014, segment profit decreased approximately 8% to $41.7 million. The decrease was primarily driven by lower average net selling prices as previously described. These decreases were partially offset by favorable raw materials costs. For the six months ended March 31, 2014, segment profit decreased approximately 4% to $88.2 million, primarily driven by lower average net selling prices partially offset by favorable raw material costs, primarily sugar and corn, and reduced advertising and promotion spending. These favorable cost variances were partially offset by unfavorable manufacturing fixed cost absorption resulting from lower production volumes in the first half of the current year.
Attune Foods
The Attune Foods segment includes Attune Foods, Inc. and certain assets of Hearthside Food Solutions acquired December 31, 2012 and May 28, 2013, respectively. Net sales for the Attune Foods segment were $22.2 million for the three months ended March 31, 2014 and $45.4 million (including $0.3 million of sales to the Post Foods segment) for the six months ended March 31, 2014 compared to $2.8 million in both the three and six month periods ended March 31, 2013. Segment profit was $1.9 million and $4.5 million in the three and six months ended March 31, 2014, compared to a loss of $0.6 million for both corresponding periods in the prior year. Increases in both net sales and segment profit are due to the timing of acquisitions within the Attune Foods segment and the inclusion of additional months of results in the current year as compared to fiscal 2013. Segment profit was also negatively impacted in the prior year by a $0.5 million acquisition accounting related inventory valuation adjustment recorded in the second quarter of fiscal 2013.
Active Nutrition
The Active Nutrition segment is comprised of the results from our PNC and Dymatize businesses acquired effective September 1, 2013 and February 1, 2014, respectively. Net sales for the Active Nutrition segment were $70.6 million and $107.8 million for the three and six months ended March 31, 2014, respectively. Segment profit was $0.2 million and $4.4 million in the three and six months ended March 31, 2014, respectively. Segment profit was negatively impacted in the current year by a $2.0 million acquisition accounting related inventory valuation adjustment.
Private Brands
The Private Brands segment is comprised of the results from our Dakota Growers and Golden Boy businesses acquired January 1, 2014 and February 1, 2014, respectively. Net sales for the Private Brands segment were $105.7 million for both the three and six months ended March 31, 2014. Segment profit was $0.8 million in the first half of fiscal 2014. Segment profit was negatively impacted in the current year by a $5.3 million acquisition accounting related inventory valuation adjustment.
LIQUIDITY AND CAPITAL RESOURCES
In November 2013, we issued $525.0 million principal value of 6.75% senior notes due in December 2021.
In December 2013, we issued 3.0 million shares of our newly created 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. We also granted the initial purchasers of the preferred stock a 30-day option to purchase additional shares of preferred stock. In January 2014, the initial purchasers exercised their option and purchased an additional 200,000 shares. We received net proceeds of $310.2 million from this issuance after paying offering related fees and expenses of approximately $9.8 million.
In January 2014, we entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $300.0 million (the “Revolving Credit Facility”) and potential incremental revolving and term facilities at our request and at the discretion of the Lenders, on terms to be determined and in a maximum aggregate amount not to exceed the greater of $300.0 million and an amount such that the Company’s pro forma senior secured leverage ratio would not exceed 2.50 to 1.00. We incurred $2.4 million of issuance costs in connection with the Credit Agreement. As of March 31, 2014, the Revolving Credit Facility is undrawn.
In March 2014, we issued an additional $350.0 million principal value of our 6.75% senior notes due in December 2021 at 105.75% of par value. We received net proceeds of $364.0 million after paying deferred financing fees of $6.1 million.

In March 2014, we issued 5,750,000 shares of common stock, par value $0.01 per share, at a price to the public of $55.00 per share. We received net proceeds of $303.5 million after paying offering related fees and expenses of approximately $12.8 million.
On April 17, 2014, we announced that we intend to purchase Michael Foods from affiliates of GS Capital Partners, affiliates of Thomas H. Lee Partners and other owners for $2.45 billion. Concurrent with the signing of the merger agreement for the acquisition, we obtained financing commitments under which various lenders have committed to provide up to $1,765.0 in credit facilities, including a committed bridge loan of up to $340.0. Committed facilities, together with cash on hand, are sufficient to fund the purchase price. We expect to finance the acquisition with approximately $635.0 million of new term loan borrowings under committed facilities, with the remainder of the financing consisting of approximately $500.0 million of newly-issued common and/or equity-linked securities and approximately $630.0 million of newly-issued senior unsecured debt securities.  The final structure and terms of the acquisition financing will be subject to market conditions, and may be materially different than current expectations.
On May 1, 2014, we entered into a First Amendment to Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association, in its capacity as administrative agent and acting with the consent of the “Required Lenders,” and the “Required Lenders” and the “Guarantors” party thereto, to amend our Credit Agreement dated as of January 29, 2014. The Amendment includes certain amendments that are effective immediately to (i) facilitate the our acquisition of Michael Foods and permit the additional financing contemplated as part of the acquisition and (ii) permit us to borrow under the Revolving Credit Facility established under the Credit Agreement, as amended by the Amendment, so long as its consolidated leverage ratio, calculated as provided in the Credit Agreement and Amendment, is not equal to or greater than 7.25 to 1.00 (increased from 5.75 to 1.00), provided that if the Michael Foods merger agreeement is terminated, the Michael Foods acquisition is abandoned or the Michael Foods acquisition does not close on or before August 1, 2014, then the foregoing ratio will revert to 5.75 to 1.00. The Amendment also provides for certain amendments to be effective upon the closing of the Michael Foods acquisition to (a) facilitate the acquisition of Michael Foods and the additional financing contemplated as part of the acquisition, (b) remove entirely the condition to borrowing described in clause (ii) above, (c) increase the senior secured leverage ratio covenant, calculated as provided in the Credit Agreement, as amended by the Amendment, from 2.75 to 1.00 to 3.00 to 1.00, and (d) increase the amount of permitted capital expenditures.
On May 1, 2014, we also executed a Joinder Agreement No. 1 (the “Joinder No. 1”) to the Amendment (as amended by the Amendment) that provides for, upon completion of the acquisition of Michael Foods and subject to certain other conditions, an incremental revolving commitment of $100.0 million, effectively increasing the maximum aggregate amount of the Revolving Credit Facility to $400.0 million. We intend to use the Revolving Credit Facility, as increased, for general corporate purposes including funding pending and future acquisitions, working capital and capital expenditures.
The following tables show recent cash flow data, which is discussed below (dollars in millions).

	Six Months Ended March 31,
	2014	2013
Cash provided by operating activities	$18.5	$18.6
Cash used in investing activities	(1,050.6)	(20.2)
Cash provided by financing activities	1,463.2	309.1
Effect of exchange rate changes on cash	(7.2)	(0.3)
Net increase in cash and cash equivalents	$423.9	$307.2
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
Cash provided by operating activities for the six months ended March 31, 2014 decreased $0.1 million compared to the prior year period. This decrease was primarily driven by higher interest payments of $11.0 million in the current year, partially offset by operating cash flow of $20.1 million provided by the premium received on the issuance of our senior notes (compared to $15.0 million in the prior year), $4.0 million of favorable working capital changes during the six months ended March 31, 2014 when compared to working capital changes in fiscal 2013, as well as lower payments for federal income taxes.
Cash used in investing activities for the six months ended March 31, 2014 increased $1,030.4 million compared to the prior year period. The increase was driven by net cash paid in fiscal 2014 for the acquisitions of Dakota Growers, Dymatize and Golden Boy, as well as an increase in capital expenditures during the current year.
Cash provided by financing activities increased $1,154.1 million for the six months ended March 31, 2014 compared to the prior year period. The increase is primarily driven by proceeds from the issuance of additional debt of $875.0 million (compared to issuances of $250.0 million in the prior year), the repayment of long-term debt in the prior year of $170.6 million, net proceeds from the issuance of preferred stock of $310.2 million (compared to proceeds of $234.1 million in the prior year) and net proceeds from the issuance of common stock of $303.5 million partially offset by an increase in payments of related debt issuance costs and payments of preferred stock dividends.
Debt Covenants
Under the terms of our senior secured credit facility we are required to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of March 31, 2014, we were in compliance with all such financial covenants.
On March 31, 2014, we were subject to a condition in the Credit Agreement which provided that we could not draw on the Revolving Credit Facility if our consolidated leverage ratio, calculated as provided in the Credit Agreement, is not less than 5.75 to 1.00.  As of March 31, 2014, our consolidated leverage ratio exceeded this threshold and, therefore, we were not permitted to draw on the Revolving Credit Facility. As described above, on May 1, 2014, we entered into the Amendment to the Credit Agreement, which, subject to certain conditions, increases our consolidated leverage ratio to 7.25 to 1.00.
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
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2013 as filed with the SEC on November 27, 2013. There have been no significant changes to our critical accounting policies and estimates since September 30, 2013. As discussed in greater detail in our Annual Report on Form 10-K for the year ended September 30, 2013, we incurred impairment losses related to goodwill and certain of our indefinite lived trademarks, in our Post Foods segment, in recent years and specifically an impairment on two brands at September 30, 2013. During the first half of 2014, there have been no changes in our long-term expectations for the Post Foods segment, however, overall ready-to-eat cereal category consumption revenues have declined for several years. The rate of category revenue decline has increased during the first half of our current fiscal year. If the recent rate of category revenue declines continues in future periods or if our own performance fails to meet or exceed our long-term estimates, we will likely incur further impairments in our Post Foods segment, which could be material to our financial statements. We will continue to monitor our actual performance and overall category trends against our long-range estimates.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to obtain financing for our pending acquisition of Michael Foods or our ability to otherwise complete the acquisition;

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	changes in our cost structure, management, financing and business operations;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to recognize the expected benefits of the closing of our Modesto, California manufacturing facility;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in economic conditions and consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes, work stoppages or unionization efforts by our employees;

•	legal and regulatory factors, including changes in food safety, advertising and labeling laws and regulations;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	disruptions or inefficiencies in supply chain;

•	our reliance on third party manufacturers for certain of our products;

•	fluctuations in foreign currency exchange rates;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plans;

•	loss of key employees;

•	our ability to protect our intellectual property;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	our ability to operate effectively as a stand-alone, publicly traded company;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	business disruptions caused by information technology failures; and

•	other risks and uncertainties included under “Risk Factors” in this document.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2014, we have principal value of indebtedness of $2,250.0 million related to our 6.75% senior notes and our 7.375% senior notes and an undrawn revolving credit facility. Of the total $2,250.0 million senior notes, $875.0 million bear interest at a fixed rate of 6.75%. Interest payments are due semi-annually each June 1 and December 1, with the first interest payment due on June 1, 2014. The maturity date of the 6.75% senior notes is December 1, 2021. $1,375.0 million of the senior notes bear interest at a fixed rate of 7.375%. Interest payments on the notes are due semi-annually each February 15 and August 15. The maturity date of the 7.375% senior notes is February 15, 2022. The rate of interest on this debt is not subject to change based on changes in market interest rates. At March 31, 2014, we had no variable rate debt.
Borrowings under the Revolving Credit Facility bear interest at the Eurodollar Rate or the Base Rate (as such terms are defined in the Credit Agreement) plus an applicable margin ranging from 2.00% to 2.50% for Eurodollar Rate-based loans and from 1.00% to 1.50% for Base Rate-based loans, depending upon our senior secured leverage ratio.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company's acquisitions in fiscal 2014, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures.  As a result, the process may result in additions or changes to the Company's internal control over financial reporting. The Company's fiscal 2014 acquisitions will be excluded from management's assessment of internal control over financial reporting as of September 30, 2014.

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
ITEM 1A. RISK FACTORS.
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors we previously disclosed in our Current Report on Form 8-K, filed with the SEC on March 10, 2014, in addition to those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.
Our pending acquisition of Michael Foods may not be consummated, and if sufficient financing or other sources of capital are not available, we may be subject to monetary or other damages under the Merger Agreement.

On April 16, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MFI Holding Corporation (“MFI”) to acquire MFI and its subsidiaries, including Michael Foods Group, Inc. (collectively, the “MFI Business”), a leading consumer packaged goods company in the egg products, refrigerated potato products and cheese and other dairy case products categories.  Completion of this acquisition is subject to certain limited conditions, including the accuracy of MFI’s representations and warranties, material compliance by MFI with certain pre-closing covenants and no material adverse change in the MFI Business since the date of the Merger Agreement.
We expect the transaction to close in our fiscal third quarter. There can be no assurance, however, that all closing conditions for the acquisition will be satisfied and, if they are satisfied, that they will be satisfied in time for the closing to occur during the period noted above. The Merger Agreement may be terminated by the mutual consent of the parties and under certain other circumstances, including by either party if the closing of the acquisition has not occurred by August 2, 2014.
The representations and warranties made by MFI in the Merger Agreement do not survive the closing and, as a result, after the closing we will have no recourse or indemnification rights against the current owners of MFI in the event any of the representations or warranties made by MFI in the Merger Agreement prove to be inaccurate or breached.
We intend to finance a large portion of the purchase price with debt and equity financing. However, our ability to obtain financing is not a condition to closing under the Merger Agreement.  Concurrent with the signing of the Merger Agreement, we obtained financing commitments under which various lenders have committed to provide up to $1.765 billion in credit facilities, including a committed bridge loan of up to $340 million. We believe these committed facilities, together with cash on hand, are sufficient to fund the purchase price, however, we intend to replace a portion of the committed financing with the sale of additional equity or equity linked capital, subject to capital and other market conditions. We also amended our existing Revolving Credit Facility on May 1, 2014. We currently believe these sources will provide us with the amounts necessary to fund the purchase price. However, the financing commitments are subject to certain conditions that may not be satisfied at the closing of the acquisition and/or we may not be able to complete the sale of additional equity or equity linked capital by the closing of the acquisition. If we are unable to obtain sufficient financing or other sources of capital, we may be subject to monetary or other damages under the Merger Agreement as a result of our failure to complete the acquisition.
Failure to complete the Michael Foods acquisition could impact our stock price and our future business and financial results.
If the acquisition of the MFI Business is not completed or our financing for the acquisition becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•	depending on the reasons for the failure to complete the acquisition, we could be liable to MFI for monetary or other damages in connection with the termination or breach of the Merger Agreement;

•	we have dedicated significant time and resources, financial and otherwise, in planning for the acquisition and the associated integration;

•	we are responsible for certain transaction and financing costs relating to the acquisition, whether or not the acquisition is completed;

•
while the Merger Agreement is in force, we are subject to certain restrictions on the conduct of our business, including our ability to make any other significant acquisition, which may adversely affect our ability to execute certain of our business strategies; and

•
matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the acquisition of the MFI Business is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We may also be subject to litigation related to any failure to complete the acquisition or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.

We may be unable to integrate the Michael Foods business successfully and realize the anticipated benefits of the acquisition.

The acquisition of the MFI Business involves the combination of two companies that currently operate as independent companies, each of which operates its own categories of business. We will be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our business with that of the MFI Business in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of the MFI Business in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including one-time cash costs to integrate the two businesses that may exceed the one-time cash costs that we currently anticipate; and

•
the representations and warranties made by MFI in the merger agreement do not survive the closing and we will not have any recourse or indemnification rights against MFI or any of its current owners in the event any of such representations or warranties prove after the closing to have been inaccurate or breached.

Accordingly, even if the acquisition is consummated, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.
We are subject to many of the same risks and uncertainties as Michael Foods since we both operate in the food sector.  If the Michael Foods acquisition is completed, we, as owner of the Michael Foods business, will operate in lines of business in which we currently do not operate and will be subject to additional and/or heightened risks and uncertainties, including the following:

•
The Michael Foods operating results are significantly affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely. In addition, the Michael Foods cheese and butter products are affected by milk price supports established by the USDA. Although steps can be taken to mitigate the effects of changes in raw material costs, fluctuations in prices are outside the control of the Michael Foods business, and changes in the price of such items may have a material adverse effect on the Michael Foods business, prospects, results of operations and financial condition. An inability to keep selling prices in line with input costs may result in lower operating profit margins.

•
Michael Foods is subject to particular federal and state environmental requirements governing animal feeding operations involving the management of animal waste, wastewater discharges and air emissions, which have become the subject of increasing regulatory scrutiny. If Michael Foods is unable to comply with environmental laws and regulations, it could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to its facilities or changes in manufacturing processes in order to achieve and maintain compliance.

•
Many of the inputs used to make the Michael Foods products, particularly eggs and raw potatoes, are vulnerable to contamination by pathogens--naturally occurring disease-producing organisms--such as salmonella. Shipment of adulterated products, even if inadvertent, is typically prohibited by law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. Any shipment of adulterated products may have a material adverse effect on the Michael Foods reputation, business, prospects, results of operations and financial condition.

•
Many of the Michael Foods business activities are subject to a variety of agricultural risks, including disease and pests, which can adversely affect the quality and quantity of the raw materials it uses, as well as the food products it produces and distributes. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A manifestation of avian influenza in the Michael Foods sheltered flocks could have a material adverse effect on the Michael Foods business.

•
In addition to ordinary course of business litigation risk, Michael Foods is currently subject to a lawsuit alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. If Michael Foods cannot resolve this matter favorably, it could be subject to (i) monetary damages and/or (ii) injunctive relief. If injunctive relief were to be granted, depending on its scope, it could affect the manner in which Michael Foods operates today. The defense of these actions and any other actions brought in the future, is time consuming and diverts management’s attention. Even if Michael Foods is ultimately successful in defending such matters, Michael Foods is likely to incur significant fees, costs and expenses as long as they are ongoing. While Michael Foods has insurance programs in place, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If Michael Foods does not have sufficient coverage under its policies, or if coverage is denied, it may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on Michael Foods’ business, financial condition and results of operations.

The agreements governing our debt contain, or may in future financings contain, various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. Financing arrangements which we enter into in the future could contain similar restrictions and could additionally require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our financing arrangements, financing arrangements which we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to pay dividends, respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:

•	borrow money or guarantee debt;

•	create liens;

•	pay dividends on or redeem or repurchase stock or other securities;

•	make investments and acquisitions;

•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.
In addition to the limitations on our ability to incur debt contained in our credit agreement and the documents governing our other debt, including the indentures for our outstanding senior notes, our credit agreement permits us to incur additional unsecured debt only if our consolidated leverage ratio, calculated as provided in the credit agreement, would be less than 5.75 to 1.00 after giving effect to such new debt. Our consolidated leverage ratio exceeded this threshold as of March 31, 2014 and is expected to exceed this threshold after giving effect to the acquisition of Michael Foods and the financing transactions contemplated in connection therewith. The amendment on May 1, 2014 to our credit agreement permits the financing transactions contemplated in connection with our pending Michael Foods acquisition, notwithstanding our consolidated leverage ratio. However, our ability to finance acquisitions with unsecured debt (including additional senior notes) in the future may be limited so long as our consolidated leverage ratio equals or exceeds 5.75 to 1.00.
A default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our senior notes and the amortizing notes component of the units. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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
2.5*
Stock and Asset Purchase Agreement, dated as of February 3, 2014, by and among Gerber Products Company, Nestlé Australia Ltd, Nestlé Deutschland AG, Post Acquisition Sub IV, Inc., Post Australia Pty Ltd and Post Holdings, Inc.

2.6*	Intellectual Property Purchase and License Agreement, dated as of February 3, 2014, by and among Societe des Produits Nestle S.A., Nestec S.A., Post Acquisition Sub IV, Inc. and Post Holdings, Inc.
2.7*
Agreement and Plan of Merger among Post Holdings, Inc., Acquisition Sub, Inc., MFI Holding Corporation and GS Capital Partners VI Fund, L.P. dated as of April 16, 2014 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 17, 2014)

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 2, 2012)
4.1
Indenture dated as of February 3, 2012 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

4.2
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

4.3
Indenture dated as of November 18, 2013 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 18, 2013)

4.4
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

10.42
Commitment Letter of Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC and Post Holdings, Inc., dated April 16, 2014 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 17, 2014)

31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014
31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014
32.1	Certification of William P. Stiritz and Robert V. Vitale, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2014
101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	May 9, 2014	By:	/s/ Robert V. Vitale
Robert V. Vitale
Chief Financial Officer