Form 10-Q
period 2014-06-30
Post Holdings, Inc.
filed 2014-08-08
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Common stock, $0.01 Par Value – 44,823,744 shares as of August 6, 2014

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net Sales	$633.0	$257.3	$1,368.0	$742.4
Cost of goods sold	484.4	153.1	975.5	430.0
Gross Profit	148.6	104.2	392.5	312.4

Selling, general and administrative expenses	120.3	72.8	306.5	214.9
Amortization of intangible assets	20.4	3.5	38.8	9.9
(Gain) loss on foreign currency	(0.6)	0.2	12.9	0.3
Restructuring expenses	0.2	3.0	0.9	3.0
Other operating expenses, net	0.3	0.5	0.5	0.9
Operating Profit	8.0	24.2	32.9	83.4
Interest expense, net	57.0	19.2	123.3	60.0
Other expense, net	6.8	—	6.8	—
(Loss) Earnings before Income Taxes	(55.8)	5.0	(97.2)	23.4
Income tax (benefit) provision	(20.7)	1.6	(41.4)	7.3
Net (Loss) Earnings	(35.1)	3.4	(55.8)	16.1
Preferred stock dividends	(4.2)	(2.3)	(11.1)	(3.1)
Net (Loss) Earnings Available to Common Stockholders	$(39.3)	$1.1	$(66.9)	$13.0

(Loss) Earnings per Common Share:
Basic	$(0.92)	$0.03	$(1.84)	$0.40
Diluted	$(0.92)	$0.03	$(1.84)	$0.40

Weighted-Average Common Shares Outstanding:
Basic	42.6	32.7	36.3	32.6
Diluted	42.6	33.2	36.3	32.9

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net (Loss) Earnings	$(35.1)	$3.4	$(55.8)	$16.1
Amortization of actuarial (benefit) loss and prior service cost for pension and postretirement benefits, net of tax benefit (expense) of $0.1, $(0.3), $0.3 and $(0.6), respectively	(0.1)	0.4	(0.4)	1.0
Foreign currency translation adjustments	12.4	(2.0)	10.9	(4.1)
Total Comprehensive (Loss) Income	$(22.8)	$1.8	$(45.3)	$13.0

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$377.3	$402.0
Restricted cash	5.3	38.1
Receivables, net	404.1	83.2
Inventories	391.2	121.9
Deferred income taxes	31.7	11.9
Prepaid expenses and other current assets	31.0	11.0
Total Current Assets	1,240.6	668.1
Property, net	850.0	388.5
Goodwill	3,097.3	1,489.7
Other intangible assets, net	2,749.4	898.4
Deferred income taxes	1.8	2.4
Other assets	79.1	26.7
Total Assets	$8,018.2	$3,473.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$25.7	$—
Accounts payable	195.2	77.1
Other current liabilities	247.4	68.9
Total Current Liabilities	468.3	146.0
Long-term debt	3,838.6	1,408.6
Deferred income taxes	977.1	304.3
Other liabilities	138.0	116.3
Total Liabilities	5,422.0	1,975.2

Stockholders’ Equity
Preferred stock	0.1	—
Common stock	0.5	0.3
Additional paid-in capital	2,670.0	1,517.2
(Accumulated deficit) retained earnings	(18.4)	47.6
Accumulated other comprehensive loss	(2.6)	(13.1)
Treasury stock, at cost	(53.4)	(53.4)
Total Stockholders’ Equity	2,596.2	1,498.6
Total Liabilities and Stockholders’ Equity	$8,018.2	$3,473.8

 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net (Loss) Earnings	$(55.8)	$16.1
Adjustments to reconcile net (loss) earnings to net cash flow provided by operating activities:
Depreciation and amortization	93.9	54.2
Premium from issuance of long-term debt	20.1	15.0
Loss on interest rate swap	11.8	—
Loss on foreign currency	6.1	—
Stock-based compensation expense	11.0	7.9
Deferred income taxes	(38.1)	(16.9)
Other, net	11.1	(1.2)
Other changes in current assets and liabilities, net of business acquisitions:
Increase in receivables, net	(33.6)	(10.4)
Increase in receivable from Ralcorp	—	(0.4)
Decrease (increase) in inventories	16.4	(12.8)
Increase in prepaid expenses and other current assets	(1.7)	3.6
Increase in accounts payable and other current and non-current liabilities	33.3	11.1
Net Cash Provided by Operating Activities	74.5	66.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(3,543.7)	(169.2)
Additions to property	(78.7)	(17.8)
Restricted cash	34.8	—
Net Cash Used by Investing Activities	(3,587.6)	(187.0)

Cash Flows from Financing Activities
Proceeds from issuance of long term debt	2,385.6	250.0
Proceeds from issuance of preferred stock, net of issuance costs	310.2	234.0
Proceeds from issuance of common stock, net of issuance costs	593.4	—
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	238.1	—
Proceeds from issuance of debt component of tangible equity units	41.8	—
Repayments of long-term debt	—	(170.6)
Payment of preferred stock dividend	(10.2)	(2.0)
Payments of debt issuance costs	(63.8)	(4.7)
Other, net	0.2	0.1
Net Cash Provided by Financing Activities	3,495.3	306.8
Effect of Exchange Rate Changes on Cash	(6.9)	(0.6)

Net (Decrease) Increase in Cash and Cash Equivalents	(24.7)	185.4
Cash and Cash Equivalents, Beginning of Year	402.0	58.2
Cash and Cash Equivalents, End of Period	$377.3	$243.6

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
-NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, active nutrition and private label food categories. The Company’s products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the Internet. Post operates in five reportable segments: Post Foods, Attune Foods, Michael Foods, Active Nutrition and Private Brands. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Attune Foods segment manufactures and distributes premium natural and organic cereals and snacks and is comprised of the businesses of Attune Foods, Inc. (“Attune”), which we acquired substantially all of the assets of in December 2012, and certain assets of the Hearthside Food Solutions private label and branded businesses, which we acquired in May 2013. The Michael Foods segment, comprised of MFI Holding Corporation (“Michael Foods”) acquired in June 2014, manufactures and distributes egg products and refrigerated potato products and also distributes cheese and other dairy case products to the retail, food service and food ingredient channels. The Active Nutrition segment includes the business of Premier Nutrition Corporation (“PNC”), which was acquired in September 2013, and Dymatize Enterprises, LLC (“Dymatize”), which was acquired in February 2014. The Active Nutrition segment markets and distributes high protein shakes, bars and powders as well as nutritional supplements. The Private Brands segment consists of Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and Golden Boy Foods Ltd. (“Golden Boy”), which were acquired in January 2014 and February 2014, respectively. The Private Brands segment manufactures dry pasta, peanut butter and other nut butters, dried fruits and baking and snacking nuts, servicing the private label retail, foodservice and ingredient channels. Post’s portfolio of brands includes diverse offerings such as Honey Bunches of Oats®, Pebbles™, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Attune®, Uncle Sam®, Erewhon®, Golden Temple™, Peace Cereal®, Sweet Home Farm®, Willamette Valley Granola Company™, Premier Protein®, Dymatize®, Supreme Protein®, Joint Juice®, Papetti’s®, All Whites®, Better’n Eggs®, Easy Eggs®, Abbotsford Farms®, Simply Potatoes® and Crystal Farms®.
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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s financial position, results of operations, comprehensive (loss) income and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.
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
Michael Foods operates on a different fiscal calendar than Post. The quarter close date for Michael Foods was June 28, 2014 and results have been not been adjusted to conform with Post’s fiscal calendar.
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
Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016 (i.e. Post’s financial statements for the year ending September 30, 2018), and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance.
Recently Adopted Accounting Standards
In the first quarter of fiscal 2014, Post adopted ASU 2013-02, “Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.” The only reclassification out of accumulated other comprehensive income for the reported periods is amortization of actuarial (benefit) loss and prior service cost for pension and postretirement benefits totaling $(0.2) and $0.7 for the three month periods ended June 30, 2014 and 2013, ($(0.7) and $1.6 for the nine month periods), respectively. Amounts are classified as “Selling, general and administrative expenses” on the condensed consolidated statements of operations.
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

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014	Cumulative Incurred to Date	Remaining Expense Expected to be Incurred
Employee severance	$0.2	$0.9	$3.0	$0.5
Pension curtailment	—	—	1.7	—
Accelerated depreciation	2.1	6.8	16.4	1.7
	$2.3	$7.7	$21.1	$2.2
Liabilities recorded related to restructuring activities and changes therein are as follows:

	September 30, 2013	Costs Incurred and Charged to Expense	Cash Paid	June 30, 2014
Employee severance	$2.1	$0.9	$(0.9)	$2.1
NOTE 3 — BUSINESS COMBINATIONS
The Company uses the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.
On December 31, 2012, Post Foods, LLC, a subsidiary of the Company, purchased substantially all of the assets of Attune Foods, Inc. for approximately $9.2 of cash. On October 1, 2013, these assets were contributed to Post Holdings, Inc. in a non-cash tax-free transaction.

On May 28, 2013, the Company completed its acquisition of certain assets of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions (“Hearthside”) for approximately $159.9 of cash. The Company combined this business with the Attune business to form the Attune Foods reporting segment (see Note 16).
On September 1, 2013, the Company completed its acquisition of PNC for approximately $186.0 of cash. PNC is reported in Post’s Active Nutrition segment (see Note 16). Net sales and operating profit included in the consolidated statement of operations related to this acquisition were $39.1 and $0.7, respectively, for the three months ended June 30, 2014 and $118.7 and $7.6, respectively, for the nine months ended June 30, 2014. During the first quarter of fiscal 2014, a final settlement of net working capital was reached, resulting in an increase in total consideration of approximately $0.1 and a corresponding increase in goodwill. In addition, during the second quarter of fiscal 2014, $1.2 of pre-acquisition net operating losses (“NOLs”) were identified and a deferred tax asset was recorded as well as a corresponding decrease to goodwill. As these adjustments did not have a significant impact on the condensed consolidated statements of operations, balance sheets or cash flows, the financial statements have not been retrospectively adjusted.
On January 1, 2014, Post completed its acquisition of all the stock of Agricore United Holdings Inc. (“Agricore”) from Viterra Inc. Agricore is the parent company of Dakota Growers, a manufacturer of dry pasta for the private label, foodservice and ingredient markets. The purchase price for the transaction was $370.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $366.2. In May 2014, a final settlement of net working capital and other adjustments was reached, resulting in a payment to the Company of $6.5. Dakota Growers is reported in Post’s Private Brands segment (see Note 16). Based upon the preliminary purchase price allocation, the Company has recorded $127.2 of customer relationships to be amortized over a weighted-average period of 12.5 years and $22.8 to trademarks/brands to be amortized over a weighted-average period of 18.9 years. Net sales and operating profit included in the condensed consolidated statements of operations related to this acquisition were $62.3 and $2.8, respectively, for the three months ended June 30, 2014 and $129.0 and $1.7, respectively, for the nine months ended June 30, 2014.
On February 1, 2014, Post completed its acquisition of Dymatize, a manufacturer and marketer of premium protein powders, bars and nutritional supplements. The purchase price for the transaction was $380.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $392.5. The parties have not yet agreed on a final net working capital adjustment. The Company currently estimates the final net working capital adjustment will result in an amount due back to the Company of approximately $6.0. In accordance with the terms of the purchase agreement, the sellers are eligible for an earn-out payment of up to $17.5 based on Dymatize’s level of performance against certain financial performance targets, as defined in the purchase agreement, during calendar year 2014. Using an option pricing model, the Company estimated the acquisition date fair value of the earn-out to be approximately $5.4. As of June 30, 2014, the Company updated its estimate of the fair value of the earn-out and concluded the fair value was approximately $3.3, resulting in a gain of approximately $2.1 recognized during the third fiscal quarter which was recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. Dymatize is reported in Post’s Active Nutrition segment (see Note 16). Based upon the preliminary purchase price allocation, the Company has recorded $136.8 of customer relationships to be amortized over a weighted-average period of 18 years and $121.1 to trademarks/brands to be amortized over a weighted-average period of 20 years. Net sales and operating loss included in the condensed consolidated statements of operations related to this acquisition were $47.6 and $(3.2), respectively, for the three months ended June 30, 2014 and $75.8 and $(5.7), respectively, for the nine months ended June 30, 2014.
On February 1, 2014, Post completed its acquisition of Golden Boy, a manufacturer of private label peanut and other nut butters, as well as dried fruits and baking and snacking nuts. The purchase price for the transaction was CAD $320.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of approximately CAD $321.1. In May 2014, a final settlement of net working capital and other adjustments was reached, resulting in an amount paid to the sellers of CAD $2.1. Golden Boy is reported in Post’s Private Brands segment (see Note 16). Based upon the preliminary purchase price allocation, the Company has recorded $82.6 of customer relationships to be amortized over a weighted-average period of 11 years, $28.9 to trademarks/brands to be amortized over a weighted-average period of 20 years, and $20.0 to other intangible assets to be amortized over a weighted-average period of 11 years. Net sales and operating profit included in the condensed consolidated statements of operations related to this acquisition were $71.9 and $3.1, respectively, for the three months ended June 30, 2014 and $110.9 and $5.0, respectively, for the nine months ended June 30, 2014.
On June 2, 2014, the Company completed its acquisition of Michael Foods from affiliates of GS Capital Partners, affiliates of Thomas H. Lee Partners and other owners, which is reported as Post’s Michael Foods segment. Michael Foods manufactures and distributes egg products and refrigerated potato products and also distributes cheese and other dairy case products to the retail, food service and food ingredient channels. The purchase price the Company paid for the transaction was approximately $2,450.0, subject to working capital and other adjustments which resulted in a cash payment at closing of approximately $2,539.1. The parties have not yet agreed on the final net working capital adjustment. However, Post currently estimates the final net working capital settlement will result in an amount due back to the Company of approximately $10.0. In addition to the purchase price paid at closing, the Company will make a payment of $50.0 to the stockholders of Michael Foods on June 2, 2015. Based upon the preliminary purchase price allocation, the Company has recorded $1,126.6 of customer relationships to be amortized over a weighted-average period of 20 years and $217.7 to trademarks/brands to be amortized over a weighted-average period of 19.3 years.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry. The Company does not expect the final fair value of goodwill related to the current year acquisitions of Dakota Growers, Golden Boy and Michael Foods to be deductible for U.S. income tax purposes. The Company estimates approximately $106.4 of tax deductible goodwill will result from the Dymatize acquisition pending final resolution of net working capital amounts and the earn-out.
Certain estimated values for the Dakota Growers, Dymatize, Golden Boy and Michael Foods acquisitions, including goodwill, intangible assets and deferred taxes, are not yet finalized pending the final settlement of the purchase price and preliminary purchase price allocations and are subject to change once additional information is obtained.
The following table provides the allocation of the purchase price based upon the fair value of assets and liabilities assumed for each acquisition completed in fiscal 2014.

	Dakota Growers	Dymatize	Golden Boy	Michael Foods
Cash and cash equivalents	$2.9	$1.8	$—	$69.1
Restricted cash	—	—	—	2.0
Receivables	25.3	24.3	18.6	156.7
Income tax receivable	—	—	—	62.5
Inventories	43.4	41.0	28.1	171.9
Deferred income taxes	0.3	2.9	—	2.1
Prepaid expenses and other current assets	0.4	0.7	0.7	9.0
Property	86.0	15.6	10.5	328.3
Goodwill	160.5	101.8	153.6	1,186.0
Other intangible assets	150.0	257.9	131.5	1,344.3
Other assets	1.0	0.1	—	8.2
Current portion of long-term debt	—	—	—	(3.7)
Accounts payable	(5.6)	(17.7)	(10.3)	(107.5)
Other current liabilities	(25.7)	(7.2)	(8.4)	(82.2)
Long-term debt	—	—	—	(8.4)
Deferred income taxes	(78.4)	(29.3)	(33.8)	(555.3)
Other liabilities	(0.2)	—	(2.1)	(5.7)
Total acquisition cost	$359.9	$391.9	$288.4	$2,577.3
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of Attune, Hearthside, PNC, Dakota Growers, Dymatize, Golden Boy and Michael Foods for the periods presented as if the fiscal 2014 acquisitions had occurred on October 1, 2012 and the fiscal 2013 acquisitions had occurred on October 1, 2011, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Pro forma net sales	$980.0	$955.2	$2,913.1	$2,878.2
Pro forma net earnings available to common stockholders	$(23.3)	$1.3	$(41.1)	$3.9
Pro forma basic earnings per share	$(0.47)	$0.03	$(0.83)	$0.08
Pro forma diluted earnings per share	$(0.47)	$0.03	$(0.83)	$0.08

NOTE 4 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Foods	Attune Foods	Active Nutrition	Private Brands	Michael Foods	Total
Balance, September 30, 2013
Goodwill (gross)	$1,794.1	$75.1	$48.3	$—	$—	$1,917.5
Accumulated impairment losses	(427.8)	—	—	—	—	(427.8)
Goodwill (net)	$1,366.3	$75.1	$48.3	$—	$—	$1,489.7
Goodwill acquired	—	—	101.8	314.1	1,186.0	1,601.9
Purchase price true-up adjustment	—	—	(1.1)	—	—	(1.1)
Currency translation adjustment	(0.2)	—	—	7.0	—	6.8
Balance, June 30, 2014
Goodwill (gross)	$1,793.9	$75.1	$149.0	$321.1	$1,186.0	$3,525.1
Accumulated impairment losses	(427.8)	—	—	—	—	(427.8)
Goodwill (net)	$1,366.1	$75.1	$149.0	$321.1	$1,186.0	$3,097.3

NOTE 5 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	June 30, 2014			September 30, 2013
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$1,735.7	$(67.2)	$1,668.5	$258.6	$(41.0)	$217.6
Trademarks/brands	553.4	(36.7)	516.7	161.5	(25.8)	135.7
Other intangible assets	25.6	(2.1)	23.5	4.7	(0.3)	4.4
	$2,314.7	$(106.0)	$2,208.7	$424.8	$(67.1)	$357.7
Not subject to amortization:
Trademarks/brands	540.7	—	540.7	540.7	—	540.7
	$2,855.4	$(106.0)	$2,749.4	$965.5	$(67.1)	$898.4
NOTE 6 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. The Company’s tangible equity units (“TEUs”) (see Note 12) are assumed to be settled at the minimum settlement amount for weighted-average shares for basic earnings per share. For diluted earnings per share, the shares, to the extent dilutive, are assumed to be settled as described in Note 12.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net (loss) earnings	$(35.1)	$3.4	$(55.8)	$16.1
Preferred stock dividends	(4.2)	(2.3)	(11.1)	(3.1)
Net (loss) earnings available to common stockholders	$(39.3)	$1.1	$(66.9)	$13.0

Weighted-average shares for basic earnings per share	42.6	32.7	36.3	32.6
Effect of dilutive securities:
Stock options	—	0.2	—	0.1
Stock appreciation rights	—	0.1	—	0.1
Restricted stock units	—	0.2	—	0.1
Total dilutive securities	—	0.5	—	0.3
Weighted-average shares for diluted earnings per share	42.6	33.2	36.3	32.9

Basic (loss) earnings per common share	$(0.92)	$0.03	$(1.84)	$0.40
Diluted (loss) earnings per common share	$(0.92)	$0.03	$(1.84)	$0.40
For the three and nine months ended June 30, 2014 and 2013, weighted-average shares for diluted (loss) earnings per common share excludes 3.8 million, 0.2 million, 3.8 million and 0.7 million equity awards, respectively, and for the three and nine months ended June 30, 2014 and 2013, excludes 11.0 million and 5.1 million shares, respectively, related to the potential conversion of the Company’s convertible preferred stock (see Note 11) as they were anti-dilutive. For both the three and nine months ended June 30, 2014 there were 0.8 million tangible equity units excluded from diluted earnings per share as they were anti-dilutive.
NOTE 7 — INVENTORIES
In connection with the acquisition of Michael Foods on June 2, 2014 (see Note 3), flocks have been added as a new category of inventory for the Company. Inventories, other than flocks as further discussed below, are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales. Flock inventory represents the cost of purchasing and raising chicken flocks to egg laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations, as cost of goods sold, over their expected useful lives of one to two years.
Total inventories are as follows:

	June 30, 2014	September 30, 2013
Raw materials and supplies	$102.5	$29.2
Work in process	16.1	1.1
Finished products	242.8	91.6
Flocks	29.8	—
	$391.2	$121.9
NOTE 8 — PROPERTY, NET

	June 30, 2014	September 30, 2013
Property, at cost	$1,155.0	$640.5
Accumulated depreciation	(305.0)	(252.0)
	$850.0	$388.5
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to floating rate debt, and foreign currency exchange rate risks relating to its foreign subsidiaries. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
The Company maintains options, futures contracts and interest rate swaps which have been designated as economic hedges of raw materials, fuel and energy purchases and variable rate debt.
As of June 30, 2014, the Company has interest rate swaps with a notional amount $869.5 that have the effect of converting our variable interest rate term loan debt to fixed interest rates beginning in June 2016. In connection with the acquisition of Michael Foods, the Company acquired additional interest rate swaps with a notional amount of $350.0 that were not settled at the closing of the acquisition and remain outstanding at June 30, 2014. The notional amounts of natural gas and heating oil futures and commodity contracts were $17.4 and $33.2, respectively. These contracts relate to inputs that generally will be utilized within the next 12 months.
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Commodity, natural gas and heating oil derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount.
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of June 30, 2014 and September 30, 2013.

		Fair Value of Assets as of June 30, 2014
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Prepaid expenses and other current assets	$0.6	$(0.6)	$—
Natural gas and heating oil futures	Prepaid expenses and other current assets	0.4	(0.2)	0.2
		$1.0	$(0.8)	$0.2

		Fair Value of Liabilities as of June 30, 2014
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$1.6	$(0.6)	$1.0
Natural gas and heating oil futures	Other current liabilities	0.2	(0.2)	—
Interest rate swaps	Other current liabilities	3.6	—	3.6
Interest rate swaps	Other liabilities	11.7	—	11.7
		$17.1	$(0.8)	$16.3

		Fair Value of Liabilities as of September 30, 2013
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$0.1	$—	$0.1
Natural gas and heating oil futures	Other current liabilities	0.1	—	0.1
		$0.2	$—	$0.2
The following table presents the gain (loss) from derivative instruments that were not designated as hedging instruments which were recorded on the Company’s condensed consolidated statements of operations.

		Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Location of Gain (Loss) Recognized in Earnings	2014	2013	2014	2013
Commodity contracts	Cost of goods sold	$(1.9)	$(0.2)	(0.9)	(1.0)
Natural gas and heating oil futures	Cost of goods sold	0.7	(0.3)	1.2	(0.3)
Foreign exchange contracts	Selling, general and administrative expenses	—	—	(6.3)	—
Interest rate swaps	Other expense, net	(6.8)	—	(6.8)	—
NOTE 10 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in Accounting Standards Codification (“ASC”) Topic 820:

	June 30, 2014			September 30, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$10.8	$10.8	$—	$8.5	$8.5	$—
Derivative assets	0.2	—	0.2	—	—	—
	$11.0	$10.8	$0.2	$8.5	$8.5	$—
Liabilities:
Deferred compensation liabilities	$13.7	$—	$13.7	$13.4	$—	$13.4
Derivative liabilities	16.3	—	16.3	0.2	—	0.2
	$30.0	$—	$30.0	$13.6	$—	$13.6

The following table represents the fair value of Post’s long-term debt which is not recorded at fair value in the condensed consolidated balance sheets, but is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	June 30, 2014	September 30, 2013
Senior notes	$3,058.5	$1,450.6
Term loan	891.6	—
TEUs (debt component; see Note 12)	44.1	—
	$3,994.2	$1,450.6
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
The deferred compensation investment is invested primarily in mutual funds and its fair value is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. The Company utilizes the income approach to measure fair value for its derivative assets, which include commodity options and futures contracts. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices. Changes in the deferred compensation investment and related liability are recorded as a component of selling, general and administrative expenses.
Refer to note 9 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the condensed consolidated statements of operations.
The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments.
NOTE 11 — COMMON AND PREFERRED STOCK
In February 2013, the Company authorized and issued approximately 2.4 million shares of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Company received net proceeds of $234.0 after paying offering-related fees and expenses of approximately $7.5. The preferred stock has a $0.01 par value per share and a $100.00 liquidation value per share. The preferred stock earns cumulative dividends at a rate of 3.75% per annum payable quarterly on February 15, May 15, August 15 and November 15, beginning on May 15, 2013. The preferred stock is non-voting and ranks senior to our outstanding common stock upon the Company’s dissolution or liquidation. The preferred stock has no maturity date; however, holders of the preferred stock may convert their preferred stock at an initial conversion rate of 2.1192 shares of the Company’s common stock per share of convertible preferred stock, which is equivalent to a conversion price of $47.19 per share of common stock. Additionally, on or after February 15, 2018, the Company will have the option to redeem some or all the preferred stock at a redemption price equal to 100% of the liquidation preference per share, plus accrued and unpaid dividends if the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.
In December 2013, the Company authorized and issued approximately 3.0 million shares of its 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. The Company also granted the initial purchasers of the preferred stock a 30-day option to purchase additional shares of preferred stock. On January 14, 2014, the initial purchasers exercised their option and purchased an additional 0.2 million shares. The Company received net proceeds of $310.2 after paying offering-related fees and expenses of approximately $9.8. The preferred stock has a $0.01 par value per share and a $100.00 liquidation value per share. The preferred stock earns cumulative dividends at a rate of 2.5% per annum payable quarterly on February 15, May 15, August 15 and November 15, beginning on February 15, 2014. The preferred stock is non-voting and ranks senior to our outstanding common stock upon the Company’s dissolution or liquidation. The preferred stock has no maturity date; however, holders of the preferred stock may convert their preferred stock at an initial conversion rate of 1.8477 shares of the Company’s common stock per share of convertible preferred stock, which is equivalent to a conversion price of $54.12 per share of common stock. Additionally, on or after February 15, 2019, the Company will have the option to redeem some or all the preferred stock at a redemption price equal to 100% of the liquidation preference per share, plus accrued and unpaid dividends if the closing sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.
In March 2014, the Company issued 5.75 million shares of common stock, par value $0.01 per share, at a price to the public of $55.00 per share. The Company received net proceeds of $303.5 after paying offering related fees and expenses of approximately $12.8. In May 2014, the Company issued 6.325 million shares of common stock, par value $0.01 per share, at a price to the public of $47.70 per share. The Company received net proceeds of $289.9 after paying offering-related fees and expenses of approximately $11.8.
NOTE 12 — TANGIBLE EQUITY UNITS
In May 2014, the Company completed a public offering of 2.875 million TEUs each with a stated value of $100.00. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due June 1, 2017. The prepaid common stock purchase contracts were recorded as additional paid-in capital, net of issuance costs, and the senior notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as deferred financing costs within “Other assets” on the Condensed Consolidated Balance Sheets and are being amortized using the effective interest rate method over the term of the instrument to June 1, 2017. Post allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The proceeds received in the offering were $278.6, which were net of financing fees of $8.9. The aggregate values assigned upon issuance of each component of the TEUs were as follows (amounts in millions except price per TEU):

	Equity Component	Debt Component	TEUs Total
Price per TEU	$85.48	$14.52	$100.00
Gross proceeds	$245.7	$41.8	$287.5
Issuance costs	(7.6)	(1.3)	(8.9)
Net proceeds	$238.1	$40.5	$278.6

Balance sheet impact
Prepaid expenses and other current assets (deferred financing fees)	$—	$0.7	$0.7
Other assets (deferred financing fees)	—	0.6	0.6
Current portion of long term debt	—	13.3	13.3
Long-term debt	—	28.5	28.5
Additional paid-in capital	238.1	—	238.1
Each senior amortizing note has an initial principal amount of $14.5219, bears interest at 5.25% per annum and will have a final installment payment date of June 1, 2017. On March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2014, Post will pay equal quarterly cash installments of $1.3125 per amortizing note (except for the September 1, 2014 installment payment, which will be $1.35625 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal. Unless settled earlier at the holder’s or the Company’s option, each purchase contract will automatically settle on June 1, 2017 (subject to postponement in certain limited circumstances), and Post will deliver not more than 2.0964 shares and not less than 1.7114 shares of its common stock per purchase contract, each subject to adjustment. For each purchase contract, the Company will deliver on the third business day immediately following the last trading day of the observation period a number of shares of its common stock determined as described below. The “observation period” will be the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding June 1, 2017 (the “mandatory settlement date”). The number of shares of the Company’s common stock issuable upon mandatory settlement of each purchase contract (the “settlement amount”) will be equal to the sum of the “daily settlement amounts” (as defined below) for each of the 20 consecutive trading days during the relevant observation period.
The daily settlement amount for each purchase contract and for each of the 20 consecutive trading days during the observation period will consist of:

•
if the daily volume-weighted average price (“VWAP”) is equal to or greater than $58.4325 per share (the “threshold appreciation price”), subject to adjustment, a number of shares of our common stock equal to (i) 1.7114 shares of common stock, subject to adjustment (the “minimum settlement rate”) divided by (ii) 20;

•
if the daily VWAP is less than $58.4325 per share, subject to adjustment, but greater than $47.70 per share (the “reference price”), subject to adjustment, a number of shares of our common stock equal to (i) $100.00 divided by the daily VWAP (ii) divided by 20; and

•
if the daily VWAP of our common stock is less than or equal to $47.70 per share, subject to adjustment, a number of shares of our common stock equal to (i) 2.0964 shares of common stock, subject to adjustment (the “maximum settlement rate”), divided by (ii) 20.

The initial minimum settlement rate is approximately equal to the TEU stated amount of $100.00 divided by the initial threshold appreciation price of $58.4325 per share. The initial maximum settlement rate is approximately equal to the TEU stated amount of $100.00 divided by the initial reference price of $47.70 per share.
NOTE 13 — LONG TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	June 30, 2014	September 30, 2013
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	—
6.00% Senior Notes maturing December 2022	630.0	—
Term loan	885.0	—
TEUs (see Note 12)	41.8	—
4.57% 2012 Series Bond maturing September 2017	5.8	—
Secured notes	1.3	—
Capital leases	4.0	—
	$3,817.9	$1,375.0
Less: Current portion	25.7	—
Plus: Unamortized premium (discount), net	46.4	33.6
Total long-term debt	$3,838.6	$1,408.6
On November 18, 2013, the Company issued $525.0 principal value of 6.75% senior notes due in December 2021. The 6.75% senior notes were issued at par and the Company received $516.2 after paying investment banking and other fees of $8.8, which will be deferred and amortized to interest expense over the term of the notes. On March 19, 2014, the Company issued an additional $350.0 principal value of 6.75% senior notes due in December 2021. The additional 6.75% senior notes were issued at 105.75% of par value and the Company received $364.0 after paying investment banking and other fees of $6.1, which will be deferred and amortized to interest expense over the term of the notes.
On June 2, 2014, the Company issued $630.0 principal value of 6.00% senior notes due in December 2022. The 6.00% senior notes were issued at par and the Company received $618.9 after paying investment banking and other fees of $11.1, which will be deferred and amortized to interest expense over the term of the notes.
The 7.375% senior notes, 6.75% senior notes and 6.00% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future material domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). Our foreign subsidiaries do not guarantee the senior notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
On January 29, 2014, the Company entered into a Credit Agreement as amended on May 1, 2014 (the “Credit Agreement”) among the Company, the institutions from time to time party thereto as Lenders (the “Lenders”), Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, as Syndication Agent, Credit Suisse AG, Cayman Islands Branch and Goldman Sachs Bank USA, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (in such capacity, the “Agent”). The Credit Agreement, together with a Joinder Agreement No. 1, dated May 1, 2014, provide for a revolving credit facility in an aggregate principal amount of $400.0 (the “Revolving Credit Facility”) and potential incremental revolving and term facilities at the request of the Company and at the discretion of the Lenders, on terms to be determined and in a maximum aggregate amount not to exceed the greater of $600.0 and an amount such that the Company’s pro forma senior secured leverage ratio would not exceed 2.50 to 1.00. The outstanding amounts under the Revolving Credit Facility must be repaid on or before January 29, 2019. The Company incurred $3.4 of issuance costs in connection with the Credit Agreement.
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
The Credit Agreement also contains customary financial covenants including (a) a quarterly maximum senior secured leverage ratio of 3.00 to 1.00, and (b) a quarterly minimum interest coverage ratio of 1.75 to 1.00. However, among other provisions, the Credit Agreement permits the Company to incur additional unsecured debt only if its consolidated leverage ratio, calculated as provided in the Credit Agreement, would be less than 5.75 to 1.00 after giving effect to such new debt. The Company’s consolidated leverage ratio exceeded this threshold as of June 30, 2014; however, the Credit Agreement, after giving effect to the amendment described above, permitted the unsecured debt transactions described above notwithstanding the consolidated leverage ratio.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $60.0 or attachments issued against a material part of the Company’s property, change in control, the invalidity of any loan document, the failure of the collateral documents to create a valid and perfected first priority lien, and certain ERISA events. Upon the occurrence of an event of default, the Agent will, at the request of, or may, with the consent of, lenders holding more than 50% in principal amount of lender commitments and outstanding loans under the Credit Agreement, cause the maturity of the loans to be accelerated and exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees for the Company’s obligations under the Credit Agreement.
On June 2, 2014, the Company entered into a Joinder Agreement No. 2 (the “Joinder No. 2”), by and among Barclays Bank PLC, the Company and the guarantors party thereto, and consented to by Wells Fargo Bank, National Association, as Administrative Agent. The Joinder No. 2 provided for, upon completion of the acquisition of Michael Foods and subject to certain other conditions, an incremental term loan of $885.0 (the “Term Loan”) under the Company’s existing Credit Agreement. Pursuant to the Joinder No. 2, the Company borrowed approximately $885.0 as a term loan under the Credit Agreement. The loan was issued at 99.5% of par and the Company received $860.9 after accounting for the original issue discount of $4.4 and paying investment banking and other fees of $19.7. The outstanding amounts under the Term Loan must be repaid in quarterly principal installments of $2.2 beginning on September 30, 2014 and any remaining outstanding principal balance must be repaid in full on June 2, 2021. The Joinder No. 2 also requires the Company to make certain prepayments of principal of the Term Loan under specified circumstances.
The Company’s obligations under the Credit Agreement are unconditionally guaranteed by each of its existing and subsequently acquired or organized material domestic subsidiaries. The Company’s obligations under the Credit Agreement are secured by security interests on substantially all of the personal property assets of the Company and the Guarantors, and will be secured by the material real property assets of the Company and the Guarantors.
In February 2014, the Company paid $2.5 of financing fees to the underwriters of a financing commitment the Company entered into in September 2013 to fund our acquisition of Dakota Growers. The commitment was not exercised and the Company has expensed the full amount to interest expense for the nine months ended June 30, 2014. In addition, financing costs of $4.3 related to the unused bridge loan and $6.7 for the portion of the term loan commitment not used were immediately recorded to interest expense during the three months ended June 30, 2014.
In connection with the acquisition of Michael Foods, the Company assumed debt consisting of a 4.57% 2012 Series Bond and the secured notes. The 4.57% 2012 Series Bond guarantees the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facility in Wakefield, Nebraska. The bond bears interest at a rate of 4.57% and matures September 15, 2017. The secured notes are variable-rate notes secured by equipment used in Michael Foods’ potato products facility and mature on November 25, 2014. At June 30, 2014, the notes had an effective interest rate of 3.6%.
At June 30, 2014, capital leases consisted of a lease, with an outstanding balance of $4.0, on Michael Foods’ Winnipeg, Manitoba egg products processing facility which expires August 31, 2022.

Debt Covenants
The terms of the Credit Facility require the Company to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of June 30, 2014, the Company was in compliance with all such financial covenants.
NOTE 14 — PENSION AND OTHER POSTRETIREMENT BENEFITS
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
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$0.9	$1.0	$2.7	$3.1
Interest cost	0.6	0.5	1.7	1.3
Expected return on plan assets	(0.5)	(0.4)	(1.6)	(1.2)
Recognized net actuarial loss	0.1	0.3	0.5	0.8
Recognized prior service cost	0.1	0.1	0.3	0.3
Curtailment cost	—	1.7	—	1.7
Net periodic benefit cost	$1.2	$3.2	$3.6	$6.0

	Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$0.5	$0.6	$1.5	$1.8
Interest cost	1.1	1.0	3.4	3.0
Recognized net actuarial loss	0.1	0.4	0.3	1.3
Recognized prior service credit	(0.6)	(0.3)	(1.8)	(0.9)
Net periodic benefit cost	$1.1	$1.7	$3.4	$5.2
NOTE 15 — TRANSACTIONS WITH FORMER OWNER
Prior to Post’s legal separation from Ralcorp Holdings, Inc. (“Ralcorp”) on February 3, 2012 (the “Spin-Off”), Post operated under Ralcorp’s centralized cash management system, Post’s cash requirements were provided directly by Ralcorp, and cash generated by Post was generally remitted directly to Ralcorp. Transaction systems (e.g. payroll, employee benefits and accounts payable) used to record and account for cash disbursements were generally provided by Ralcorp. Ralcorp also provided centralized demand planning, order management, billing, credit and collection services to Post. Transaction systems (e.g. revenues, accounts receivable and cash application) used to record and account for cash receipts were generally provided by centralized Ralcorp organizations. These Ralcorp systems were generally designed to track assets/liabilities and receipts/payments on a business specific basis. After the Spin-Off, Ralcorp continues to provide certain of these services to Post under a transition services agreement (“TSA”) between the companies. TSA charges were $0.0, $1.5, $0.5 and $4.6 for the three and nine months ended June 30, 2014 and 2013, respectively, and were reported in “Selling, general and administrative expenses.”
Post produces certain products for sale to Ralcorp. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA. Net sales related to those transactions were $3.5, $3.6, $9.7 and $11.1 in the three and nine months ended June 30, 2014 and 2013, respectively.
In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $0.3, $2.4, $0.6 and $7.6 during the three and nine months ended June 30, 2014 and 2013, respectively. These separation related costs incurred were primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the TSA. These costs were reported as a component of “Selling, general and administrative expenses.”
NOTE 16 — SEGMENTS
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of intangible assets, accelerated depreciation on plant closures, restructuring expenses, and other unallocated corporate income and expenses. During the first quarter of fiscal 2014, the Company changed its methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for the three and nine months ended June 30, 2013 has been adjusted to align with current year presentation. The following tables present information about the Company’s operating segments, which are also its reportable segments, including corresponding amounts for the prior year. For a definition of the Company’s reportable segments, see Note 1.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net Sales
Post Foods	$238.2	$246.6	$714.6	$728.9
Attune Foods	23.7	10.8	69.1	13.6
Michael Foods	150.5	—	150.5	—
Active Nutrition	86.7	—	194.5	—
Private Brands	134.2	—	239.9	—
Eliminations	(0.3)	(0.1)	(0.6)	(0.1)
Total	$633.0	$257.3	$1,368.0	$742.4
Segment Profit (Loss)
Post Foods	$48.2	$47.3	$136.4	$139.6
Attune Foods	2.0	0.2	6.5	(0.4)
Michael Foods	(12.5)	—	(12.5)	—
Active Nutrition	(2.5)	—	1.9	—
Private Brands	5.9	—	6.7	—
Total segment profit	41.1	47.5	139.0	139.2
General corporate expenses and other	30.8	15.5	85.3	48.0
Accelerated depreciation on plant closure	2.1	4.8	6.8	4.8
Losses on hedge of purchase price of foreign currency denominated acquisition	—	—	13.1	—
Restructuring expenses	0.2	3.0	0.9	3.0
Interest expense	57.0	19.2	123.3	60.0
Other expense, net	6.8	—	6.8	—
(Loss) earnings before income taxes	$(55.8)	$5.0	$(97.2)	$23.4
Depreciation and amortization
Post Foods	$13.0	$15.0	$38.9	$45.0
Attune Foods	1.8	0.6	5.3	0.7
Michael Foods	10.2	—	10.2	—
Active Nutrition	5.5	—	11.4	—
Private Brands	8.5	—	15.8	—
Total segment depreciation and amortization	39.0	15.6	81.6	45.7
Accelerated depreciation on plant closure	2.1	4.8	6.8	4.8
Corporate	1.6	1.4	5.5	3.7
Total	$42.7	$21.8	$93.9	$54.2

			June 30, 2014	September 30, 2013
Assets
Post Foods			$2,585.6	$2,614.9
Attune Foods			176.0	172.0
Michael Foods			3,260.5	—
Active Nutrition			651.5	198.0
Private Brands			829.0	—
Corporate			515.6	488.9
Total			$8,018.2	$3,473.8

NOTE 17 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF GUARANTORS
On February 3, 2012, the Company issued 7.375% senior notes due February 2022 in an aggregate principal amount of $775.0 to Ralcorp pursuant to a contribution agreement in connection with the internal reorganization. The aggregate principal amount of the 7.375% senior notes was increased to a total of $1,375.0 by subsequent issuances completed on October 25, 2012 and July 18, 2013.
On November 18, 2013, the Company issued 6.75% senior notes due December 2021 in an aggregate principal amount of $525.0 to certain qualified institutional buyers. The aggregate principal amount of the 6.75% senior notes was increased to a total of $875.0 by a subsequent issuance completed on March 19, 2014.
On June 2, 2014, the Company issued 6.00% senior notes due December 2022 in an aggregate principal amount of $630.0 to certain qualified institutional buyers.
The 7.375% senior notes, the 6.75% senior notes and the 6.00% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, the “Guarantors.” Our foreign subsidiaries, the “Non-Guarantors,” do not guarantee the senior notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$547.9	$92.1	$(7.0)	$633.0
Cost of goods sold	—	411.1	80.3	(7.0)	484.4
Gross Profit	—	136.8	11.8	—	148.6

Selling, general and administrative expenses	0.3	112.9	7.1	—	120.3
Amortization of intangible assets	—	17.6	2.8	—	20.4
(Gain) loss on foreign currency	(0.2)	(0.5)	0.1	—	(0.6)
Restructuring expenses	—	0.2	—	—	0.2
Other operating expenses, net	—	0.3	—	—	0.3
Operating (Loss) Profit	(0.1)	6.3	1.8	—	8.0

Interest expense (income), net	53.8	(0.1)	3.3	—	57.0
Other expense, net	6.8	—	—	—	6.8
(Loss) Earnings before Income Taxes	(60.7)	6.4	(1.5)	—	(55.8)
Income tax (benefit) expense	(18.8)	(1.8)	(0.1)	—	(20.7)
Net (Loss) Earnings before Equity in Subsidiaries	(41.9)	8.2	(1.4)	—	(35.1)
Equity earnings (loss) in subsidiaries	6.8	(0.8)	—	(6.0)	—
Net (Loss) Earnings	$(35.1)	$7.4	$(1.4)	$(6.0)	$(35.1)
Total Comprehensive (Loss) Income	$(22.8)	$7.3	$2.8	$(10.1)	$(22.8)

	Three Months Ended June 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$243.2	$16.9	$(2.8)	$257.3
Cost of goods sold	—	143.0	12.9	(2.8)	153.1
Gross Profit	—	100.2	4.0	—	104.2

Selling, general and administrative expenses	1.2	67.4	4.2	—	72.8
Amortization of intangible assets	—	3.5	—	—	3.5
Loss (gain) on foreign currency	—	0.3	(0.1)	—	0.2
Restructuring expenses	—	3.0	—	—	3.0
Other operating expenses, net	—	—	0.5	—	0.5
Operating (Loss) Profit	(1.2)	26.0	(0.6)	—	24.2

Interest expense, net	19.2	—	—	—	19.2
(Loss) Earnings before Income Taxes	(20.4)	26.0	(0.6)	—	5.0
Income tax (benefit) expense	(6.3)	8.1	(0.2)	—	1.6
Net (Loss) Earnings before Equity in Subsidiaries	(14.1)	17.9	(0.4)	—	3.4
Equity earnings in subsidiaries	17.5	—	—	(17.5)	—
Net Earnings (Loss)	$3.4	$17.9	$(0.4)	$(17.5)	$3.4
Total Comprehensive Income (Loss)	$1.8	$18.3	$(2.4)	$(15.9)	$1.8

	Nine Months Ended June 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,222.8	$162.9	$(17.7)	$1,368.0
Cost of goods sold	—	853.0	140.2	(17.7)	975.5
Gross Profit	—	369.8	22.7	—	392.5

Selling, general and administrative expenses	7.2	283.6	15.7	—	306.5
Amortization of intangible assets	—	34.2	4.6	—	38.8
Loss (gain) on foreign currency	12.9	(0.1)	0.1	—	12.9
Restructuring expenses	—	0.9	—	—	0.9
Other operating expenses, net	—	0.5	—	—	0.5
Operating (Loss) Profit	(20.1)	50.7	2.3	—	32.9

Interest expense (income), net	118.2	(0.1)	5.2	—	123.3
Other expense, net	6.8	—	—	—	6.8
(Loss) Earnings before Income Taxes	(145.1)	50.8	(2.9)	—	(97.2)
Income tax (benefit) expense	(60.8)	19.8	(0.4)	—	(41.4)
Net (Loss) Earnings before Equity in Subsidiaries	(84.3)	31.0	(2.5)	—	(55.8)
Equity earnings (loss) in subsidiaries	28.5	(0.8)	—	(27.7)	—
Net (Loss) Earnings	$(55.8)	$30.2	$(2.5)	$(27.7)	$(55.8)
Total Comprehensive (Loss) Income	$(45.3)	$29.8	$0.2	$(30.0)	$(45.3)

	Nine Months Ended June 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$703.2	$53.9	$(14.7)	$742.4
Cost of goods sold	—	402.4	42.3	(14.7)	430.0
Gross Profit	—	300.8	11.6	—	312.4

Selling, general and administrative expenses	6.4	195.8	12.7	—	214.9
Amortization of intangible assets	—	9.9	—	—	9.9
Loss (gain) on foreign currency	—	0.4	(0.1)	—	0.3
Restructuring expenses	—	3.0	—	—	3.0
Other operating expenses, net	—	0.4	0.5	—	0.9
Operating (Loss) Profit	(6.4)	91.3	(1.5)	—	83.4

Interest expense, net	60.0	—	—	—	60.0
(Loss) Earnings before Income Taxes	(66.4)	91.3	(1.5)	—	23.4
Income tax (benefit) expense	(21.0)	28.8	(0.5)	—	7.3
Net (Loss) Earnings before Equity in Subsidiaries	(45.4)	62.5	(1.0)	—	16.1
Equity earnings in subsidiaries	61.5	—	—	(61.5)	—
Net Earnings (Loss)	$16.1	$62.5	$(1.0)	$(61.5)	$16.1
Total Comprehensive Income (Loss)	$13.0	$63.4	$(5.0)	$(58.4)	$13.0

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	June 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$378.6	$0.2	$4.5	$(6.0)	$377.3
Restricted cash	1.1	3.5	0.7	—	5.3
Receivables, net	89.1	283.3	40.0	(8.3)	404.1
Inventories	—	349.8	41.4	—	391.2
Deferred income taxes	31.6	—	0.1	—	31.7
Intercompany notes receivable	6.3	—	—	(6.3)	—
Prepaid expenses and other current assets	11.5	17.4	2.1	—	31.0
Total Current Assets	518.2	654.2	88.8	(20.6)	1,240.6
Property, net	—	790.8	59.2	—	850.0
Goodwill	—	2,936.8	160.5	—	3,097.3
Other intangible assets, net	—	2,616.4	133.0	—	2,749.4
Intercompany receivable	1,018.6	—	—	(1,018.6)	—
Intercompany notes receivable	183.7	—	—	(183.7)	—
Investment in subsidiaries	5,737.5	7.1	—	(5,744.6)	—
Deferred income taxes	—	—	1.8	—	1.8
Other assets	64.4	13.1	1.6	—	79.1
Total Assets	$7,522.4	$7,018.4	$444.9	$(6,967.5)	$8,018.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.1	$3.2	$0.4	$—	$25.7
Accounts payable	—	188.8	20.7	(14.3)	195.2
Intercompany notes payable	—	—	6.3	(6.3)	—
Other current liabilities	104.5	128.6	14.3	—	247.4
Total Current Liabilities	126.6	320.6	41.7	(20.6)	468.3
Long-term debt	3,831.1	3.9	3.6	—	3,838.6
Intercompany payable	—	1,017.3	1.3	(1,018.6)	—
Intercompany notes payable	—	—	183.7	(183.7)	—
Deferred income taxes	943.3	—	33.8	—	977.1
Other liabilities	25.2	103.1	9.7	—	138.0
Total Liabilities	4,926.2	1,444.9	273.8	(1,222.9)	5,422.0

Total Stockholders’ Equity	2,596.2	5,573.5	171.1	(5,744.6)	2,596.2
Total Liabilities and Stockholders’ Equity	$7,522.4	$7,018.4	$444.9	$(6,967.5)	$8,018.2

	September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$391.4	$4.1	$8.2	$(1.7)	$402.0
Restricted cash	38.1	—	—	—	38.1
Receivables, net	0.3	75.9	10.9	(3.9)	83.2
Inventories	—	115.9	6.0	—	121.9
Deferred income taxes	11.8	—	0.1	—	11.9
Prepaid expenses and other current assets	3.2	7.4	0.4	—	11.0
Total Current Assets	444.8	203.3	25.6	(5.6)	668.1
Property, net	—	342.4	46.1	—	388.5
Goodwill	—	1,483.3	6.4	—	1,489.7
Other intangible assets, net	—	898.4	—	—	898.4
Intercompany receivable	391.9	—	—	(391.9)	—
Investment in subsidiaries	2,384.0	—	—	(2,384.0)	—
Deferred income taxes	—	—	2.4	—	2.4
Other assets	24.0	2.7	—	—	26.7
Total Assets	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$0.5	$76.9	$5.3	$(5.6)	$77.1
Other current liabilities	18.5	43.8	6.6	—	68.9
Total Current Liabilities	19.0	120.7	11.9	(5.6)	146.0
Long-term debt	1,408.6	—	—	—	1,408.6
Intercompany payable	—	391.7	0.2	(391.9)	—
Deferred income taxes	304.3	—	—	—	304.3
Other liabilities	14.2	94.9	7.2	—	116.3
Total Liabilities	1,746.1	607.3	19.3	(397.5)	1,975.2
Total Stockholders’ Equity	1,498.6	2,322.8	61.2	(2,384.0)	1,498.6
Total Liabilities and Stockholders’ Equity	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used In) Provided by Operating Activities	$(12.3)	$128.1	$(6.0)	$(35.3)	$74.5

Cash Flows from Investing Activities
Business acquisitions	(3,329.1)	72.6	(287.2)	—	(3,543.7)
Additions to property	—	(76.3)	(2.4)	—	(78.7)
Restricted cash	37.0	(1.5)	(0.7)	—	34.8
Proceeds from equity distributions	121.9	—	—	(121.9)	—
Capitalization of subsidiaries	(319.0)	—	—	319.0	—
Net Cash Used in Investing Activities	(3,489.2)	(5.2)	(290.3)	197.1	(3,587.6)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	2,385.6	—	—	—	2,385.6
Proceeds from issuance of preferred stock	310.2	—	—	—	310.2
Proceeds from issuance of common stock	593.4	—	—	—	593.4
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	238.1	—	—	—	238.1
Proceeds from issuance of debt component of tangible equity units	41.8	—	—	—	41.8
Payment of dividend	(10.2)	—	—	—	(10.2)
Payments of debt issuance costs	(63.8)	—	—	—	(63.8)
Payments for equity distributions	—	(152.9)	—	152.9	—
Proceeds from Parent capitalization	—	26.2	292.8	(319.0)	—
Other	0.3	(0.1)	—	—	0.2
Net Cash Provided by (Used in) Financing Activities	3,495.4	(126.8)	292.8	(166.1)	3,495.3
Effect of exchange rate changes on cash and cash equivalents	(6.7)	—	(0.2)	—	(6.9)

Net Decrease in Cash and Cash Equivalents	(12.8)	(3.9)	(3.7)	(4.3)	(24.7)
Cash and Cash Equivalents, Beginning of Year	391.4	4.1	8.2	(1.7)	402.0
Cash and Cash Equivalents, End of Period	$378.6	$0.2	$4.5	$(6.0)	$377.3

	Nine Months Ended June 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$17.0	$109.1	$3.8	$(63.7)	$66.2

Cash Flows from Investing Activities
Business acquisitions	(160.0)	(9.2)	—	—	(169.2)
Additions to property	—	(16.4)	(1.4)	—	(17.8)
Proceeds from equity contributions	21.4	—	—	(21.4)	—
Net Cash Used in Investing Activities	(138.6)	(25.6)	(1.4)	(21.4)	(187.0)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	250.0	—	—	—	250.0
Proceeds from issuance of Preferred Stock	234.0	—	—	—	234.0
Repayments of long-term debt	(170.6)	—	—	—	(170.6)
Payment of preferred stock dividend	(2.0)	—	—	—	(2.0)
Payments of debt issuance costs	(4.7)	—	—	—	(4.7)
Other, net	0.1	—	—	—	0.1
Payments for equity distributions	—	(83.9)	—	83.9	—
Net Cash Provided by (Used in) by Financing Activities	306.8	(83.9)	—	83.9	306.8
Effect of Exchange Rate Changes on Cash	—	—	(0.6)	—	(0.6)

Net Increase (Decrease) in Cash and Cash Equivalents	185.2	(0.4)	1.8	(1.2)	185.4
Cash and Cash Equivalents, Beginning of Year	49.7	2.2	6.3	—	58.2
Cash and Cash Equivalents, End of Period	$234.9	$1.8	$8.1	$(1.2)	$243.6

NOTE 18 — SUBSEQUENT EVENTS
Preferred Stock Dividend
On July 30, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.9375 per share, representing payment for the dividend period from the date of May 15, 2014 to August 14, 2014, on the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Board of Directors also declared a quarterly dividend of $0.625 per share, representing payment for the dividend period from May 15, 2014 to August 14, 2014, on the Company’s 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. Both dividends will be paid on August 15, 2014 to preferred shareholders of record as of August 1, 2014.
PowerBar and Musashi Acquisition
On July 1, 2014, the Company entered into an amended and restated stock and asset purchase agreement with Nestlé S.A. (“Nestlé”) in relation to the Company’s planned acquisition of the PowerBar and Musashi brands and related worldwide assets from Nestlé. Under the terms of the amended agreement, on July 1, 2014, the Company paid deposits of $75.0 to Nestlé and $55.0 into an escrow account that will be released to Nestlé at closing, currently expected to occur on October 1, 2014.
American Blanching Company Acquisition
On August 7, 2014, Nuts Distributor of America Inc., a subsidiary of the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding shares of stock of privately owned American Blanching Company (“ABC”) for $128.0, on a debt-free, cash-free basis. ABC is a manufacturer of peanut butter for national brands, private label retail and industrial markets and provider of peanut blanching, granulation and roasting services for the commercial peanut industry. Under the terms of the Purchase Agreement, the acquisition will close on the first business day of the month immediately following the month during which each of the closing conditions are satisfied or waived, but in no event earlier than November 1, 2014. The Purchase Agreement may be terminated by mutual consent of the parties, and under certain other circumstances, including if the closing of the acquisition has not occurred on or before January 1, 2015.

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
RESULTS OF OPERATIONS
Overview
We are a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, active nutrition and private label food categories. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the Internet.
Post operates in five reportable segments: Post Foods, Attune Foods, Michael Foods, Active Nutrition and Private Brands. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Attune Foods segment manufactures and distributes premium natural organic cereals and snacks and is comprised of the business of Attune Foods, Inc., which we acquired in December 2012, and certain assets of the Hearthside Food Solutions private label and branded cereal, granola and snack businesses, which we acquired in May 2013. The Michael Foods segment, comprised of MFI Holding Corporation and its wholly owned subsidiaries (“Michael Foods”) acquired in June 2014, manufactures and distributes egg products and refrigerated potato products and also distributes cheese and other dairy case products to the retail, food service and food ingredient channels. The Active Nutrition segment includes the business of Premier Nutrition Corporation (“PNC”), which we acquired in September 2013, as well as Dymatize Enterprises, LLC (“Dymatize”), which we acquired in February 2014. The Active Nutrition segment markets and distributes high protein shakes, bars and powders as well as nutritional supplements. The Private Brands segment includes the Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and Golden Boy Foods Ltd. (“Golden Boy”) businesses acquired in January 2014 and February 2014, respectively. The Private Brands segment manufactures dry pasta, peanut and other nut butters, dried fruits and baking and snacking nuts, servicing the private label retail, foodservice and ingredient channels.
The following table summarizes key data and items affecting comparability that we believe are important for you to consider as you read the consolidated results analysis discussions below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in millions, except per share data)	2014	2013	2014	2013
Net Sales	$633.0	$257.3	$1,368.0	$742.4
Gross Profit	148.6	104.2	392.5	312.4
Operating Profit	8.0	24.2	32.9	83.4
Net (Loss) Earnings	(35.1)	3.4	(55.8)	16.1

Inventory Valuation Adjustments on Acquired Businesses	$17.7	$0.9	$25.0	$1.4
Accelerated Depreciation on Plant Closure	2.1	4.8	6.8	4.8
Restructuring Expenses	0.2	3.0	0.9	3.0
(Gain) Loss on Foreign Currency	(0.6)	0.2	12.9	0.3
Acquisition Related Costs	12.4	1.0	27.3	1.8
Integration Costs	2.9	—	4.2	—
Spin-Off Non-Recurring Costs	0.3	2.4	0.6	7.6
Amortization of Intangible Assets	20.4	3.5	38.8	9.9
Interest Expense, net	57.0	19.2	123.3	60.0
Financial results in the third quarter and first nine months of fiscal 2014 benefitted from volume and net sales gains when compared to fiscal 2013, fueled by acquisitions as well as year to date volume growth within our Post Foods business. Net sales within our Post Foods business were negatively impacted in fiscal 2014 by lower average net selling prices resulting from a continuing shift of mix and package sizes to products with lower net selling prices, liquidation sales and higher trade promotion spending. Despite the top line revenue growth, operating profit decreased approximately 67% and 61% for the three and nine months ended June 30, 2014, respectively, as several items negatively impacted operating results relative to fiscal 2013. These items include inventory valuation adjustments on acquired businesses, acquisition and integration related costs, restructuring expenses and accelerated depreciation related to the closure of our Modesto, California facility, higher losses on foreign currency primarily related to hedges on the purchase price of Golden Boy, which was denominated in Canadian Dollars, and increased amortization expense for intangible assets from acquisitions, partially offset by lower Spin-Off non-recurring costs in the three and nine months ended June 30, 2014.
Net Sales

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Net Sales	$633.0	$257.3	$1,368.0	$742.4

Contributions to Net Sales from recent acquisitions:
Attune Foods (includes intersegment net sales)	$23.7	$10.8	$69.1	$13.6
Premier Nutrition Corporation	39.1	—	118.7	—
Dakota Growers Pasta Company	62.3	—	129.0	—
Dymatize Enterprises	47.6	—	75.8	—
Golden Boy Foods	71.9	—	110.9	—
Michael Foods (includes intersegment net sales)	150.5	—	150.5	—
Net sales increased 146% and 84% during the three and nine months ended June 30, 2014, respectively. Net sales were positively impacted by acquisitions and 1.5 % higher year to date volumes within our Post Foods segment, which were offset by a continuing shift of product mix to products with lower average net selling prices and elevated liquidation sales for slow moving inventory of certain products. Post Foods volume increases have been driven by growth in our Pebbles, Golden Crisp, Post Raisin Bran, Honey Bunches of Oats, and Honeycomb brands, partially offset by declines in our Grape-Nuts, Post Shredded Wheat and Good Morenings brands. Additionally, we had declines from offerings associated with co-manufacturing agreements.
Margins

	Three Months Ended June 30,		Nine Months Ended June 30,
(% of net sales)	2014	2013	2014	2013
Gross Profit	23.5%	40.5%	28.7%	42.1%
Selling, general and administrative expenses	19.0%	28.3%	22.4%	28.9%
Amortization of intangible assets	3.2%	1.4%	2.8%	1.3%
(Gain) loss on foreign currency	(0.1)%	0.1%	0.9%	—%
Restructuring expenses	—%	1.2%	0.1%	0.4%
Other operating expenses, net	—%	0.2%	—%	0.1%
Operating Profit	1.3%	9.4%	2.4%	11.2%
Gross profit margins were 23.5% and 28.7% in the three and nine months ended June 30, 2014, respectively, down from 40.5% and 42.1% for the same periods in the prior year. Gross profit margin declines were driven by 3% lower average net selling prices for both the three and nine months ended June 30, 2014 within the Post Foods segment when compared to the prior year. In addition, gross profit margins were negatively impacted by accelerated depreciation of $2.1 million and $6.8 million related to the closing of our Modesto, California facility for the three and nine months ended June 30, 2014, respectively. Accelerated depreciation for the plant closure was $4.8 million in both the three and nine months ended June 30, 2013. These negative impacts were partially offset by lower raw material costs within the Post Foods segment of $3.2 million and $9.0 million, for the three and nine months ended June 30, 2014, respectively (primarily corn, sugar and wheat). Gross profit margins were also impacted in the current year by the 2013 and 2014 acquisitions of the lower margin co-manufacturing or non-branded businesses of Attune Foods, PNC, Dakota Growers, Dymatize, Golden Boy and Michael Foods. Gross margins for acquired businesses were negatively impacted by inventory valuation adjustments of $17.7 million and $0.9 million for the three month periods ended June 30, 2014 and 2013, respectively and $25.0 million and $1.4 million the nine month periods ended June 30, 2014 and 2013, respectively.
Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased from 28.3% for the three months ended June 30, 2013 to 19.0% for the three months ended June 30, 2014. For the nine months ended June 30, 2014 and

2013, SG&A as a percentage of net sales decreased to 22.4% from 28.9%, respectively. Excluding the impact of net sales generated by and SG&A incurred by the operating companies acquired in the current and prior year, SG&A as a percentage of net sales increased 5.5 and 4.2 percentage points for the three and nine months ended June 30, 2014, respectively. This increase in SG&A was primarily due to higher compensation related costs resulting from an increase in holding company head count to support the growing organization, incremental acquisition related costs of $11.4 million and $25.5 million for the three and nine months ended June 30, 2014, respectively, and higher cash and non-cash stock-based compensation expense in the current year of $1.0 million and $4.3 million for the three and nine months ended June 30, 2014, respectively. These negative impacts were partially offset by lower Spin-Off non-recurring costs of $2.1 million and $7.0 million for the three and nine months ended June 30, 2014, respectively. Advertising and promotion costs decreased $6.1 million and decreased $11.6 million for the Post Foods segment for the three and nine months ended June 30, 2014, respectively.
During the three and nine months ended June 30, 2014 and 2013, (gains) losses on foreign currency were $(0.6) million, $12.9 million, $0.2 million and $0.3 million, respectively. These costs relate to the remeasurement of transactions denominated in currencies other than the functional currency of the respective transacting entity. In the current year to date period, the losses on foreign currency remeasurement are primarily driven by losses on a hedge of the CAD$320.0 million purchase price of Golden Boy.
Total amortization expense for the three and nine months ended June 30, 2014 was $20.4 million and $38.8 million, respectively, compared to $3.5 million and $9.9 million for the corresponding periods last year. The increase is due to amortization recorded in the current year related to the acquired intangible assets of Attune Foods, PNC, Dakota Growers, Dymatize, Golden Boy and Michael Foods.
Operating profit as a percentage of net sales decreased to 1.3% and 2.4% for the three and nine months ended June 30, 2014, respectively, from 9.4% and 11.2% for the corresponding periods in the prior year. This decrease was driven by lower gross margins, increased amortization expense and increased losses on foreign currency as previously discussed herein. Operating profit was impacted in all periods by restructuring expenses related to the closure of our Modesto, California facility. Restructuring expenses were $0.2 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively and $0.9 million and $3.0 million for the nine month periods ended June 30, 2014 and 2013, respectively.
Inventory Valuation Adjustments on Acquired Businesses
In the three and nine months ended June 30, 2014, we recorded $17.7 million and $25.0 million, respectively, of inventory valuation adjustments on acquired businesses compared to $0.9 million and $1.4 million, respectively, in the comparable prior year periods. In the current year, $3.9 million relates to Dymatize ($1.9 million for the three month period), reported in the Active Nutrition segment, and a total of $5.3 million relates to the acquisitions of Dakota Growers and Golden Boy (none in the three month period), reported in the Private Brands segment, and $15.8 million relates to Michael Foods (all in the three month period). In the prior year, the amount relates to the businesses within our Attune Foods segment.
Restructuring Costs
In April 2013, we announced management’s decision to close our manufacturing facility located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant is expected to be completed by September 2014. During the three and nine months ended June 30, 2014, we incurred approximately $2.3 million and $7.7 million, respectively, of expenses related to the plant closing, compared to $7.8 million for both prior year periods. Current year amounts include $2.1 million and $6.8 million of accelerated depreciation on plant assets recorded in “Cost of goods sold” for the three and nine months ended June 30, 2014, respectively, and approximately $0.2 million and $0.9 million of employee termination benefits recorded as “Restructuring expense” for the three and nine months ended June 30, 2014, respectively. Prior year amounts include $4.8 million of accelerated depreciation and $3.0 million of employee termination benefits. Upon completion of the transfer and start-up of production to other facilities, we expect to achieve net pretax annual cash manufacturing cost savings of approximately $14.0 million.
(Gain) Loss on Foreign Currency
During the three and nine months ended June 30, 2014 and 2013, we incurred $(0.6) million, $12.9 million, $0.2 million and $0.3 million, respectively, related to the remeasurement of transactions denominated in currencies other than the functional currency of the respective transacting entity. In the current year to date period, the net foreign currency loss is primarily driven by losses on a hedge of the CAD$320.0 million purchase price of Golden Boy.
Acquisition Related Costs
During the three months ended June 30, 2014 and 2013, we incurred acquisition related expenses of approximately $12.4 million and $1.0 million, respectively, and $27.3 million and $1.8 million for the nine month periods ended June 30, 2014 and 2013, respectively, recorded as “Selling, general and administrative expenses.” For the three and nine months ended June 30, 2014, these costs include $12.2 million and $26.1 million, respectively, for transactions that were signed, primarily attributable to professional service fees related to our fiscal 2014 acquisitions of Dakota Growers, Dymatize, Golden Boy and Michael Foods, as well as the announced acquisitions of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A., and spending of $0.2 million and $1.2 million for the three and nine months ended June 30, 2014, respectively, for due diligence on potential acquisitions that were not signed or announced at the time of our quarterly reporting. For the three and nine months ended June 30, 2013, these costs include $0.8 million and $0.9 million, respectively, for transactions that were signed, primarily attributable to professional service fees related to our fiscal 2013 acquisitions of the Attune Foods businesses and spending of $0.2 million and $0.9 million for the three and nine months ended June 30, 2013, respectively, for due diligence on potential acquisitions that were not signed or announced at the time of our quarterly reporting.
Integration Costs
We incurred $2.9 million and $4.2 million of integration costs during the three and nine months ended June 30, 2014, respectively. These costs consist primarily of outside professional service fees related to the integration of recently acquired businesses into Post Holdings.
Spin-Off Non-Recurring Costs
During the three months ended June 30, 2014 and 2013, we incurred separation related costs of $0.3 million and $2.4 million, respectively, and $0.6 million and $7.6 million for the nine month periods ended June 30, 2014 and 2013, respectively. These costs are primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under a transition services agreement. All of the costs described above are reported as a component of “Selling, general and administrative expenses.” For more information on our transactions with Ralcorp refer to Note 15 in the “Notes to Condensed Consolidated Financial Statements.”
Other Expense, net
During the three and nine months ended June 30, 2014, we incurred $6.8 million of net losses related to our interest rate swaps. These amounts are reported as “Other expense, net” on the condensed consolidated statements of operations.
Interest Expense
Interest expense increased 197% and 106% for the three and nine months ended June 30, 2014, respectively, compared to the corresponding periods in the prior year. The increase is driven primarily by the increase in outstanding debt through the November 2013 and March 2014 issuances of our 6.75% senior notes totaling $875.0 million, the June 2014 issuances of $630.0 million of our 6.00% senior notes, the $885.0 million term loan and the $41.8 million of the amortizing note component of the Company’s 5.25% tangible equity units (“TEUs”), as well as the prior year July 2013 issuance of an additional $350.0 million of our 7.375% senior notes, partially offset by a decrease in our weighted average interest rate. The term loan and the amortizing note component of the TEUs bear interest at rates of 3.75% and 5.25%, respectively. The decrease in the weighted average interest rate is due to a change in debt mix resulting from the current year issuances of the lower rate 6.75% senior notes, 6.00% senior notes, term loan and TEUs.
Income Taxes
For the three and nine months ended June 30, 2014, the effective income tax rate is 37.1% and 42.6% respectively, compared to 32.0% and 31.2% for the three and nine months ended June 30, 2013, respectively. The elevated effective income tax rate for both current year periods is the result of numerous, sometimes offsetting, variables. Tax expense was unfavorably impacted in the three and nine months ended June 30, 2014 by permanently nondeductible transaction expenses related to the multiple large acquisitions completed in the current year and certain other permanently nondeductible expenses. Tax expense was favorably impacted in the three and nine months ended June 30, 2014 by the Domestic Production Activities Deduction, adjustments to the rates applied to deferred tax balances because of the impact of acquisitions on estimated weighted average state income tax rates and tax planning strategies implemented for certain acquisitions. Additionally, because of Post’s estimated range of earnings (loss) before income taxes for fiscal 2014, small variations in earnings (loss) before income taxes and permanent differences are anticipated to have a magnified impact on the effective income tax rate for fiscal 2014.

Segment Results

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Net Sales
Post Foods	$238.2	$246.6	$714.6	$728.9
Attune Foods	23.7	10.8	69.1	13.6
Michael Foods	150.5	—	150.5	—
Active Nutrition	86.7	—	194.5	—
Private Brands	134.2	—	239.9	—
Eliminations	(0.3)	(0.1)	(0.6)	(0.1)
Total	$633.0	$257.3	$1,368.0	$742.4

Segment Profit (Loss)
Post Foods	$48.2	$47.3	$136.4	$139.6
Attune Foods	2.0	0.2	6.5	(0.4)
Michael Foods	(12.5)	—	(12.5)	—
Active Nutrition	(2.5)	—	1.9	—
Private Brands	5.9	—	6.7	—

Segment Profit (Loss) Margin
Post Foods	20.2%	19.2%	19.1%	19.2%
Attune Foods	8.4%	1.9%	9.4%	(2.9)%
Michael Foods	(8.3)%	n/a	(8.3)%	n/a
Active Nutrition	(2.9)%	n/a	1.0%	n/a
Private Brands	4.4%	n/a	2.8%	n/a
Post Foods
Net sales for the Post Foods segment decreased approximately 3% and 2% for the three and nine months ended June 30, 2014, respectively. Net sales were negatively impacted by 3% lower average net selling prices for both the three and nine months ended June 30, 2014. For the nine month period, this negative impact was partially offset by 2% higher volumes as compared to the prior year. Volumes were flat year over year for the three months ended June 30, 2014. The decrease in average net selling prices in the current period is the result of higher liquidation sales of aged product and a sales mix shift to larger sized packages, which sell at a lower average price per ounce, and higher trade spending and coupon expense. Year to date volume increases have been driven by growth in our Pebbles, Golden Crisp, Post Raisin Bran, Honey Bunches of Oats and Honeycomb brands, partially offset by declines in our Grape-Nuts, Post Shredded Wheat and Good Morenings brands, as well as lower co-manufacturing volumes. Additionally, we continue to see declines in the overall branded ready-to-eat cereal category (as measured by Nielsen), with the rate of category decline increasing in recent quarters, which has contributed to increased trade spend to maintain and grow market share positions.
Compared to the prior year period, segment profit for the three months ended June 30, 2014, increased approximately 2% to $48.2 million. The increase was driven by reduced advertising and promotional spending, lower raw material costs (primarily corn, sugar and wheat) and favorable manufacturing expense, partially offset by lower average net selling prices as previously described. For the nine months ended June 30, 2014, segment profit decreased approximately 2% to $136.4 million, primarily driven by lower average net selling prices partially offset by lower raw material costs (primarily corn, sugar and wheat) and reduced advertising and promotion spending. These favorable cost variances were partially offset by unfavorable manufacturing fixed cost absorption resulting from lower production volumes in the first nine months of the current year.
Attune Foods
The Attune Foods segment net sales were $23.7 million (including $0.2 million of sales to the Post Foods segment) for the three months ended June 30, 2014 and $69.1 million (including $0.5 million of sales to the Post Foods segment) for the nine months ended June 30, 2014 compared to $10.8 million and $13.6 million in the three and nine month periods ended June 30, 2013, respectively. Segment profit was $2.0 million and $6.5 million in the three and nine months ended June 30, 2014, compared to $0.2 million for the three months ended June 30, 2013 and a loss of $(0.4) million for the nine months ended June 30, 2013. Increases in both net sales and segment profit are due to the timing of acquisitions within the Attune Foods segment and the inclusion of additional months of results in the current year as compared to fiscal 2013. Segment profit was also negatively impacted in the prior year by $0.9 million and $1.4 million of acquisition accounting related inventory valuation adjustments recorded in the three and nine months ended June 30, 2013, respectively.
Michael Foods
The Michael Foods segment, acquired June 2, 2014, had net sales of $150.5 million (including $0.1 million of sales to the Private Brands segment) for the three and nine months ended June 30, 2014, respectively, a 6.8% increase compared to the prior year four week period prior to our ownership. This increase was driven by a 6.3% increase in volumes primarily in the egg and potato channels. Segment loss was $(12.5) million in the three and nine months ended June 30, 2014. Segment loss was unfavorably impacted by a $15.8 million acquisition accounting related inventory valuation adjustment as well as elevated input costs for eggs and dairy.
Active Nutrition
The Active Nutrition segment is comprised of the results from our PNC and Dymatize businesses acquired effective September 1, 2013 and February 1, 2014, respectively. Net sales for the Active Nutrition segment were $86.7 million and $194.5 million for the three and nine months ended June 30, 2014, respectively. Net sales in both periods have been depressed on supply chain disruptions affecting the Dymatize business. Segment (loss) profit was $(2.5) million and $1.9 million in the three and nine months ended June 30, 2014, respectively. Segment profit was negatively impacted in the three and nine months ended June 30, 2014 by $1.9 million and $3.9 million of acquisition accounting related inventory valuation adjustments. Additionally, segment profit during the current year periods was negatively impacted by incremental costs to address the supply chain issues at Dymatize and elevated input costs for milk protein concentrate.
Private Brands
The Private Brands segment is comprised of the results from our Dakota Growers and Golden Boy businesses acquired January 1, 2014 and February 1, 2014, respectively. Net sales for the Private Brands segment were $134.2 million and $239.9 million for the three and nine months ended June 30, 2014, respectively. Sales have been negatively impacted in both periods on lower sales in the Dakota Growers business as certain customers in-sourced pasta production. Segment profit was $5.9 million and $6.7 million for the three and nine months ended June 30, 2014, respectively. Segment profit was negatively impacted in the nine month period by a $5.3 million inventory valuation adjustment related to acquisition accounting. Segment profit has also been negatively impacted by elevated peanut costs for both current year periods.
LIQUIDITY AND CAPITAL RESOURCES
In November 2013, we issued $525.0 million principal value of 6.75% senior notes due in December 2021.
In December 2013, we issued 3.0 million shares of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. We also granted the initial purchasers of the preferred stock a 30-day option to purchase additional shares of preferred stock. In January 2014, the initial purchasers exercised their option and purchased an additional 200,000 shares. We received net proceeds of $310.2 million from this issuance after paying offering-related fees and expenses of approximately $9.8 million.
On January 29, 2014, we entered into a Credit Agreement (the “Credit Agreement”) which was amended pursuant to a Joinder Agreement No. 1 (“Joinder No. 1) as of May 1, 2014 and a Joinder Agreement No. 2 (“Joinder No. 2”) as of June 2, 2014. The Credit Agreement, after giving effect to Joinder No. 1, provides for a revolving credit facility in an aggregate principal amount of $400.0 million (the “Revolving Credit Facility”) and potential incremental revolving and term facilities at our request and at the discretion of the lenders under the Credit Agreement, in addition to the incremental facility provided pursuant to Joinder No. 1 and Joinder No. 2, on terms to be determined and in a maximum aggregate amount not to exceed the greater of $600.0 million and an amount such that, after giving effect to any such incremental loans, the Company’s pro forma senior secured leverage ratio would not exceed 2.50 to 1.00. We incurred $3.4 million of issuance costs in connection with the Credit Agreement. As of June 30, 2014, the Revolving Credit Facility is undrawn.
Joinder No. 2 provided for, upon completion of the acquisition of Michael Foods and subject to certain other conditions, an incremental term loan of $885.0 million (the “Term Loan”) under the existing Credit Agreement. Pursuant to Joinder No. 2, we borrowed $885.0 million principal amount under the Credit Agreement. The loan was issued at 99.5% of par and we received $860.9 million after consideration of related transaction fees. The outstanding amounts under the Term Loan must be repaid in quarterly principal installments of $2.2 million beginning on September 30, 2014 and any remaining principal must be repaid in full on June 2, 2021. Joinder No. 2 also requires us to make certain prepayments of principal of the Term Loan under specified circumstances.
In March 2014, we issued an additional $350.0 million principal value of our 6.75% senior notes due in December 2021 at 105.75% of par value. We received net proceeds of $364.0 million after paying deferred financing fees of $6.1 million.

In March 2014, we issued 5.750 million shares of common stock, par value $0.01 per share, at a price to the public of $55.00 per share. We received net proceeds of $303.5 million after paying offering related fees and expenses of approximately $12.8 million.
In May 2014, we issued 6.325 million shares of common stock, par value $0.01 per share, at a price to the public of $47.70 per share. We received net proceeds of $289,900,000.0 million after paying offering related fees and expenses of approximately $11,800,000.0 million.
In May 2014, we completed a public offering of 2.875 million TEUs each with a stated value of $100.00. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due June 1, 2017. The total proceeds received in the offering were $278,600,000.0 million, which were net of financing fees of $8,900,000.0 million.
In June 2014, we issued $630.0 principal value of 6.00% senior notes due in December 2022. The 6.00% senior notes were issued at par and we received $618.9 million after paying investment banking and other fees of $11.1 million which will be deferred and amortized to interest expense over the term of the notes.
The following tables show recent cash flow data, which is discussed below (dollars in millions).

	Nine Months Ended June 30,
	2014	2013
Cash provided by operating activities	$74.5	$66.2
Cash used in investing activities	(3,587.6)	(187.0)
Cash provided by financing activities	3,495.3	306.8
Effect of exchange rate changes on cash	(6.9)	(0.6)
Net (decrease) increase in cash and cash equivalents	$(24.7)	$185.4
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
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity.
Cash provided by operating activities for the nine months ended June 30, 2014 increased $8.3 million compared to the prior year period. This increase was primarily driven by the $20.1 million premium received on the issuance of our senior notes (compared to $15.0 million in the prior year), and $24.7 million of favorable working capital changes during the nine months ended June 30, 2014 when compared to working capital changes in fiscal 2013, as well as lower payments for federal income taxes, partially offset by higher interest payments of $34.5 million in the current year.
Cash used in investing activities for the nine months ended June 30, 2014 increased $3,400.6 million compared to the prior year period. The increase was driven by net cash paid in fiscal 2014 for the acquisitions of Dakota Growers, Dymatize, Golden Boy and Michael Foods, as well as an increase in capital expenditures during the current year which is primarily related to the closure of our Modesto, California facility and the associated migration of production capacity from Modesto to other facilities.
Cash provided by financing activities increased $3,188.5 million for the nine months ended June 30, 2014 compared to the prior year period. The increase is primarily driven by proceeds from the issuance of our Term Loan, additional senior notes issuances, the issuance of our tangible equity units and two common stock offerings, the proceeds of which have been used to fund the purchase price of acquisitions.

Debt Covenants
Under the terms of the Credit Agreement we are required to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of June 30, 2014, we were in compliance with all such financial covenants. However, among other provisions, the Credit Agreement permits the Company to incur additional unsecured debt if its consolidated leverage ratio, calculated as provided in the Credit Agreement, would be less than 5.75 to 1.00 after giving effect to such new debt. The Company’s consolidated leverage ratio exceeded this threshold as of June 30, 2014; however, the Credit Agreement, after giving effect to the amendment described above, permitted the unsecured debt transactions described above notwithstanding the consolidated leverage ratio. The Company’s ability to finance acquisitions with unsecured debt (including additional senior notes) in the future may be limited so long as its consolidated leverage ratio equals or exceeds 5.75 to 1.00.
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
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2013 as filed with the SEC on November 27, 2013. There have been no significant changes to our critical accounting policies and estimates since September 30, 2013. As discussed in greater detail in our Annual Report on Form 10-K for the year ended September 30, 2013, we incurred impairment losses related to goodwill and certain of our indefinite lived trademarks, in our Post Foods segment, in recent years and specifically an impairment on two brands at September 30, 2013. During the first nine months of 2014, there have been no changes in our long-term expectations for the Post Foods segment, however, overall ready-to-eat cereal category consumption revenues have declined for several years. Although our Post Foods segment has been able to stabilize, and sometimes grow overall and specific brand volumes, the rate of overall ready-to-eat cereal category revenue decline has increased during the first nine months of our current fiscal year. If the recent rate of category revenue declines continues in future periods or if our own performance, in the aggregate or in individual brands, fails to meet or exceed our long-term estimates, we will likely incur further impairments in our Post Foods segment, which could be material to our financial statements. We will continue to monitor our actual performance and overall category trends against our long-range estimates.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:
•our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including unsecured debt;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	changes in our cost structure, management, financing and business operations;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	significant volatility in raw material costs, including eggs, potatoes, cheese and other dairy products;

•	our ability to recognize the expected benefits of the closing of our Modesto, California manufacturing facility;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	changes in economic conditions and consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes, work stoppages or unionization efforts by our employees;

•	legal and regulatory factors, including changes in food safety, advertising and labeling laws and regulations and laws and regulations governing animal feeding operations;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	the ultimate impact litigation may have on us, including the lawsuit Michael Foods is subject to alleging violations of federal and state antitrust laws;

•	disruptions or inefficiencies in supply chain;

•	our reliance on third party manufacturers for certain of our products;

•	fluctuations in foreign currency exchange rates;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plans;

•	loss of key employees;

•	our ability to protect our intellectual property;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	our ability to operate effectively as a stand-alone, publicly traded company;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	business disruptions caused by information technology failures; and

•	other risks and uncertainties included under “Risk Factors” in this document.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2014, we have principal value of indebtedness of $3,817.9 million related to our 7.375%, 6.75% and 6.00% senior notes, our $885.0 million term loan, our 5.25% tangible equity units, $11.1 million of debt and capital leases assumed in the acquisition of Michael Foods and an undrawn revolving credit facility with a $400.0 million borrowing capacity. Of the total

$3,817.9 million outstanding indebtedness, approximately $2,931.6 million bears interest at fixed rates with a weighted-average interest rate of 6.9% and is not subject to change based on changes in market interest rates.
The remaining $886.3 million is variable rate debt predominately comprised our our $885.0 million term loan which bears interest at LIBOR plus a 3% spread, subject to a 0.75% LIBOR floor. The remaining $1.3 million of variable rate secured notes bear variable interest with an effective interest rate of 3.6% at June 30, 2014. In June 2014, we entered into interest rate swaps, with a two-year forward start date, with a notional value of $869.5 million. The interest rate swaps have the effect of fixing the interest rate we will incur on the expected remaining principal balance on our $885.0 million variable rate term loan beginning in June 2016.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action. Fact discovery concluded on April 30, 2014. The class-certification phase of the case is currently in process. Hearings on class certification are scheduled for December 2014 for direct purchaser plaintiffs and February 2015 for indirect purchaser plaintiffs.
Michael Foods received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 27, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of United Egg Producers. Michael Foods has fully cooperated with the Florida Attorney General’s Office to date. Further compliance is suspended pending proceedings in the civil antitrust litigation referenced above.
Other: We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse affect on our consolidated financial position, results of operation, or cash flows.

ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors we previously disclosed in our Current Report on Form 8-K, filed with the SEC on March 10, 2014 and our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014 for the quarter ended March 31, 2014.

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

4.5	Senior Indenture dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 28, 2014)

4.6
First Supplemental Indenture, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

4.7
Purchase Contract Agreement, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 28, 2014)

4.8
Indenture dated as of June 2, 2014 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

10.43
First Amendment to Credit Agreement, dated as of May 1, 2014, by and among Post Holdings, Inc., Wells Fargo Bank, National Association, in its capacity as Administrative Agent, and the Required Lenders and the Guarantors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2014)

10.44
Joinder Agreement No. 1, dated as of May 1, 2014, by and among Bank of America, N.A., Barclays Bank PLC, BMO Harris Financing Inc., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, Nomura Corporate Funding Americas, LLC and Wells Fargo Bank, National Association, Post Holdings, Inc., and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 5, 2014)

Exhibit No.	Description
10.45
Joinder Agreement to Commitment Letter, dated as of May 2, 2014, by and among Barclays Bank PLC, Credit Suisse AG Cayman Islands Branch, Credit Suisse Securities (USA) LLC, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Goldman Sachs Lending Partners LLC, Bank of Montreal, BMO Capital Markets Corp., Nomura Corporate Funding Americas, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., SunTrust Robinson Humphrey, Inc., SunTrust Bank, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, PNC Bank, National Association, PNC Capital Markets LLC, Stifel Bank & Trust and CoBank, ACB and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 5, 2014)

10.46
Joinder Agreement No. 2, dated as of June 2, 2014, by and among the Company, the Guarantors (as defined) party thereto and Barclays Bank PLC and consented to by Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2014)

10.47	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement

31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2014

31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2014

32.1	Certification of William P. Stiritz and Robert V. Vitale, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2014

101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	August 8, 2014	By:	/s/ Robert V. Vitale
Robert V. Vitale
Chief Financial Officer