Form 10-K
period 2014-09-30
Post Holdings, Inc.
filed 2014-11-28
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2014, the last day of the registrant’s second quarter, was $2,089,903,627.
Number of shares of Common Stock, $.01 par value, outstanding as of November 14, 2014: 44,859,942

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2014, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:
•our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including unsecured debt;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	changes in our cost structure, management, financing and business operations;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	our ability to maintain competitive pricing, introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate and respond to changes in consumer preferences and trends;

•	changes in economic conditions and consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes, work stoppages or unionization efforts;

•	legal and regulatory factors, including advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding operations;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	the ultimate impact litigation may have on us, including the lawsuit (to which Michael Foods is a party) alleging violations of federal and state antitrust laws in the egg industry;

•	our reliance on third party manufacturers for certain of our products;

•	disruptions or inefficiencies in supply chain;

•	our ability to recognize the expected benefits of the closing of our Modesto, California manufacturing facility;

•	fluctuations in foreign currency exchange rates;

•	consolidations in the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plans;

•	loss of key employees;

•	our ability to protect our intellectual property;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	business disruptions caused by information technology failures and/or technology hacking; and

•	other risks and uncertainties included under “Risk Factors” in this document.
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

PART I
ITEM 1.    BUSINESS
INTRODUCTION
Post Holdings, Inc. is a Missouri corporation incorporated on September 22, 2011. Our principal executive offices are located at 2503 S. Hanley Road, St. Louis, Missouri 63144. We are a consumer packaged goods holding company, operating in the center-of-the-store, refrigerated, active nutrition and private label food categories. Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries and, for periods prior to our separation from Ralcorp Holdings, Inc. (“Ralcorp”), the Branded Cereal Business of Ralcorp.
On February 3, 2012, Post completed its legal separation via a tax free spin-off (the “Spin-Off”) from Ralcorp (Ralcorp was subsequently acquired by ConAgra Foods, Inc. on January 29, 2013). On February 6, 2012, Post common stock began trading on the New York Stock Exchange under the ticker symbol “POST.” In 2012, we had a single operating segment, and in 2013, Post operated in three reportable segments. As a result of acquisitions, during fiscal 2014, Post operated in five reportable segments: Post Foods, Michael Foods, Active Nutrition, Private Brands and Attune Foods. Financial segment information for the five reportable segments for fiscal 2014 is contained in this Annual Report.
For fiscal 2014, the Post Foods segment predominately included the Post branded ready-to-eat cereal business. The Michael Foods segment consisted of our June 2014 acquisition of MFI Holding Corporation and produces value-added egg products, refrigerated potato products and cheese and other dairy case products. The Active Nutrition segment included the business of Premier Nutrition Corporation (“PNC”), which we acquired in September 2013, and Dymatize Enterprises, LLC (“Dymatize”), which we acquired in February 2014. Our Private Brands segment consisted of Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and Golden Boy Foods Ltd. (“Golden Boy”), which we acquired in January 2014 and February 2014, respectively. The Attune Foods segment included premium natural and organic cereals and snacks and includes the business of Attune Foods, Inc. (“Attune”), which we acquired substantially all of the assets of in December 2012, and certain assets of the Hearthside Food Solutions private label and branded cereal, granola and snack businesses, which we acquired in May 2013.
For fiscal 2015, we have realigned our organization and will operate in three groups of businesses: Consumer Brands, Michael Foods and Private Label. The Consumer Brands business includes the Post Foods branded cereal operations and the active nutrition businesses of PNC and Dymatize, as well as the PowerBar and Musashi brands, which we acquired in October 2014. The Michael Foods business is comprised of the Michael Foods egg products, cheese and potato businesses as well as the business of Dakota Growers, both of which have a large foodservice focus. The Private Label business includes the businesses of Golden Boy, Attune and American Blanching Company, which we acquired in November 2014. Actual reportable segment determinations have not yet been made for fiscal 2015.
“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which we refer to as MD&A, under Item 7 of this report contains financial and other information concerning our business developments and operations and are incorporated into this Item 1.
Additional information about us, including our Form 10, Forms 10-K, Forms 10-Q, Forms 8-K, other securities filings (and amendments thereto), press releases and other important announcements, is available at our website at www.postholdings.com or the Security and Exchange Commission’s (“SEC”) website at www.sec.gov (for securities filings only). These documents can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC. Our Corporate Governance Guidelines, Global Standards of Business Conduct, Director Code of Ethics, and the charters of the Audit and Corporate Governance and Compensation Committees of our board of directors are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600). The information on our website is not part of this report.
Our Businesses
Post Foods
The Post Foods business manufactures, markets and sells branded and private label ready-to-eat cereal products. The ready-to-eat cereal category is one of the most prominent categories in the food industry. According to Nielsen’s expanded All Outlets Combined (xAOC) information, the category was approximately $8.8 billion for the 52-week period ended October 25, 2014. Post Foods leverages the strength of its brands, category expertise, and over a century of institutional knowledge to create a diverse portfolio of cereals. Our Post Foods business is the third largest seller of ready-to-eat cereals in the United States with a 11.1% share of retail sales (based on retail dollar sales) for the 52-week period ended October 25, 2014, based on Nielsen’s xAOC information. Nielsen’s xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (Sam’s Club & BJs), some dollar retailers (Dollar General, Family Dollar & Dollar Tree) and military.

Our brands include Honey Bunches of Oats, the fourth largest brand of ready-to-eat cereal in the United States with a 4.5% xAOC dollar market share for the 52-week period ended October 25, 2014, as well as Pebbles, Great Grains, Grape-Nuts, Post Shredded Wheat, Oh's, Honeycomb, Golden Crisp, Post Raisin Bran, Alpha-Bits and Shreddies. Post Foods’ products are primarily manufactured through a flexible production platform at three owned facilities.
In fiscal 2014, our Post Foods business operated as a single reportable segment. In fiscal 2015, the Post Foods business will be combined with our Active Nutrition business to operate as one combined Consumer Brands Group, focusing on our branded products.
Michael Foods
Our Michael Foods segment includes the business of MFI Holding Corporation, which we acquired in June 2014. Through this segment, we produce and/or distribute products in three divisions: egg products, refrigerated potato products and cheese and other dairy case products. Michael Foods produces and distributes egg products to the foodservice, retail and food ingredient markets and refrigerated potato products to the foodservice and retail grocery markets in North America. Michael Foods also markets a broad line of refrigerated grocery products to United States retail grocery outlets, including branded and private label cheese, bagels, butter, muffins and ethnic foods. Its major customers include foodservice distributors, restaurant chains and major retail grocery chains.
Egg Products. Michael Foods’ egg products business produces and distributes numerous egg products under the Better’n Eggs, All Whites, Papetti’s, Abbotsford Farms, Inovatech, Excelle, Emulsa, EasyEggs and Table Ready brands, among others. The principal value-added egg products are pasteurized, extended shelf-life liquid eggs, egg white-based egg products and hardcooked and precooked egg products. The business’ other egg products include frozen, liquid and dried products that are used as ingredients in other food products, as well as organic and cage-free egg products. Michael Foods distributes its egg products to food processors and foodservice customers throughout North America, with limited international sales in the Far East, South America and Europe. The extended shelf-life liquid eggs (Michael Foods’ largest selling product line) and other egg products are marketed to a wide variety of foodservice and food ingredient customers. We are also a supplier of egg white-based products sold in the U.S. retail and foodservice markets. Through this business, we operate ten egg products production facilities located in the United States and Canada, some of which are fully integrated, from the production and maintenance of laying flocks through the processing of egg products.
Refrigerated Potato Products. Michael Foods’ refrigerated potato products are produced and sold to both the foodservice and retail markets. Refrigerated potato products are marketed to foodservice customers under a variety of brands, including Simply Potatoes, Diner’s Choice and Farm Fresh, with the Simply Potatoes and Diner’s Choice brands being used for retail refrigerated potato products. The business’ products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. This business maintains a main processing facility in Minnesota, with a smaller facility located in Nevada.
Cheese and Other Dairy Case Products. Michael Foods’ cheese and other dairy-case products business markets a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. The products are marketed principally under the Crystal Farms brand; other trademarks include Crescent Valley, Westfield Farms and David’s Deli. Our strategy in this business has been to offer quality branded products at a good value relative to national brands. Crystal Farms brand cheese is positioned in the “mid-tier” pricing category and is priced below national brands such as Kraft and Sargento and above store brands (private label). The refrigerated products, which consist principally of cheese, bagels, butter, muffins and ethnic foods, are supplied by various vendors to the business’ specifications. Through this business, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for the Crystal Farms brand and for various private label customers. The business does not produce cheese. We use both company-owned and leased facilities as well as independent distributors. We sell products to a large number of retail stores, a majority of which are served via customers’ warehouses. We also maintain a fleet of refrigerated tractor-trailers to deliver products to our retail customers from nine distribution centers.
In fiscal 2014, our Michael Foods business operated as a single reportable segment. In fiscal 2015, because the businesses primarily distribute products to foodservice customers, the legacy Michael Foods business will be combined with our Dakota Growers business to operate as one combined Michael Foods Group.
Active Nutrition
For the 2014 fiscal year, our Active Nutrition segment includes the business of PNC, which we acquired in September 2013, and Dymatize, which we acquired in February 2014. Through this segment, we market and distribute premium protein beverages and bars under the Premier Protein brand and protein powders and bars under the Dymatize and Supreme Protein brands. Our Active Nutrition business also includes the Joint Juice brand, which sells ready-to-drink beverages and other liquid-based solutions in the joint health space.
The Dymatize products are primarily manufactured at a facility owned by us, and our Premier Protein and Joint Juice products are manufactured under co-manufacturing agreements at various third party facilities located in the United States. Our Active

Nutrition products are primarily sold in grocery, drug, specialty, online and club stores. On October 1, 2014, we acquired the PowerBar and Musashi brands from Nestlé S.A. This acquisition provides us with a platform to participate in the approximately $22 billion global sports nutrition and weight loss category. The PowerBar and Musashi branded products consist of premium bars, powders and gels sold in the United States and international markets.
In fiscal 2014, our Active Nutrition business operated as a single reportable segment. In fiscal 2015, the Active Nutrition business will be combined with our Post Foods business to operate as one combined Consumer Brands Group, focusing on our branded products.
Private Brands
With the acquisitions of Dakota Growers and Golden Boy in January 2014 and February 2014, respectively, we have established an expanded presence in the private label category. Dakota Growers manufactures and distributes pasta to the retail, foodservice and ingredient channels. Dakota Growers, with two manufacturing plants, has vertically integrated durum wheat milling and pasta production capabilities and produces over 150 different shapes of pasta products. Dakota Growers is a leader in the approximately $2+ billion North American retail pasta market. The Golden Boy business manufactures and distributes private label peanut butter and other nut butters, baking nuts, raisins and other dried fruit, and trail mixes, with sales to grocery retailers, food ingredient and foodservice channels primarily in the United States and Canada. Golden Boy also co-manufactures a limited amount of peanut butter and other nut butters for certain brand owners. The Golden Boy business also provides us with the ability to further participate in the rapidly growing natural and organic categories.
In fiscal 2014, our Dakota Growers and Golden Boy businesses operated as a single reportable segment, Private Brands. In fiscal 2015, the Golden Boy business will be combined with our Attune Foods business to operate as one combined Private Label Group. On November 1, 2014 we acquired American Blanching Company (“ABC”). ABC is a manufacturer of peanut butter for national brands, private label retail and industrial markets and provides peanut blanching, granulation and roasting services for the commercial peanut industry. In fiscal 2015, we expect to report the ABC operations as part of the Private Label Group.
Attune Foods
Our Attune Foods segment includes the business of Attune Foods, Inc., which we acquired in December 2012, as well as certain assets of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions, which we acquired in May 2013. Through this segment, we manufacture and market branded premium natural and organic cereals and snacks, including Uncle Sam high fiber cereals, Attune chocolate probiotic bars and Erewhon gluten-free cereals and organic graham crackers. Attune Foods also includes the Golden Temple, Peace Cereal, Sweet Home Farm and Willamette Valley Granola Company brands as well as a private label granola business. Attune Foods’ products are largely sold through the natural/specialty channels, as well as in the bulk foods section of both conventional and natural/specialty retailers. Attune Foods’ manufacturing facility in Eugene, Oregon provides us the ability to manufacture a wide variety of product and package formats. Attune Foods’ products are also manufactured under co-manufacturing agreements at various third party facilities located in the United States.
In fiscal 2014, our Attune business operated as a single reportable segment, Attune Foods. In fiscal 2015, the Attune Foods business will be combined with our Golden Boy business to operate as one combined Private Label Group.
Sales and Marketing
Each of our businesses has developed marketing strategies specific to each existing or new product line and that emphasize high quality products and customer service. For certain of our products, we have consumer-targeted marketing campaigns, which include television, digital and print advertisements, coupon offers, co-marketing arrangements with complementary consumer product companies and co-op advertising with select retail customers. We also use traditional outdoor, print and digital advertising and social media, as well as more targeted grass roots programs such as sampling events and business drops in order to increase brand awareness and loyalty at both national and local levels. Our Internet and social media efforts are used to educate consumers about the nutritional value of our products as well as for product promotion and consumer entertainment.
Our Post Foods segment sells products primarily through an internal sales staff and broker organizations. We also occasionally sell Post Foods’ products to military, Internet and foodservice channels and may utilize broker, distribution or similar arrangements for sales of Post Foods products outside the United States. Our Michael Foods segment aligns its sales and marketing effort by customer and by distribution channel, with a dedicated team for each of the foodservice, retail and food ingredient channels. This has helped cement key customer relationships and allowed Michael Foods to optimize promotion plans and pricing solutions. Our Active Nutrition segment uses a flexible sales model that combines a national direct sales force and broker network. Our Private Brands segment primarily sells its products through internal sales staff and broker organizations. Our Attune Foods segment’s sales and marketing functions are led by an internal staff supported by a strong broker network that services the natural/specialty and conventional grocery channels.

Research and Development
Our research and development capabilities span ingredients, grains and packaging technologies; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations. We incurred expenses of approximately $10.2 million, $8.6 million and $7.9 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively, for research and development activities.
Raw Materials
Raw materials used in our businesses consist of ingredients and packaging materials. The principal ingredients for most of our businesses are agricultural commodities, including wheat, oats, other grain products, vegetable oils, fruits, peanuts, almonds and other tree nuts, milk and soy based proteins, cocoa, corn syrup and sugar. We also buy significant amounts of grain to feed layer hens. Additionally, the principal ingredients for the Michael Foods business are eggs, potatoes, cheese and other dairy products. The principal packaging materials are linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging and cartonboard.
We purchase raw materials from local, regional, national and international suppliers. With respect to the egg products division of our Michael Foods segment, a portion of the division’s egg needs are satisfied by production from our own hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. Our Attune Foods segment identifies raw material sources to ensure that its products meet the standards and certification requirements for non-GMO, organic and gluten-free. Prices paid for raw materials can fluctuate widely due to weather conditions, feed costs, labor disputes, government policies and regulations, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances. The supply of raw materials can be impacted by the same factors that can impact their price. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain ingredients and packaging needed for production. Although the prices of the principal raw materials can be expected to fluctuate, we believe such raw materials to be in adequate supply and generally available from numerous sources.
Cereal processing ovens and most of the Michael Foods production facilities are generally fueled by natural gas or propane, which are obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) are also used in our processing facilities. Short-term standby propane storage exists at several plants for use in the event of an interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.
Trademarks and Intellectual Property
We own a number of trademarks that are critical to the success of our businesses. Our Post Foods business’ key trademarks include Post®, Honey Bunches of Oats®, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Oh's®, Grape-Nuts® and Honeycomb®. The key trademarks for our Michael Foods business include Papetti’s®, All Whites®, Better’n Eggs®, Easy Eggs®, Table Ready®, Abbotsford Farms®, Simply Potatoes® and Crystal Farms®. Our Active Nutrition segment's key trademarks include Premier Protein®, Joint Juice®, Dymatize®, Supreme Protein®, PowerBar® and Musashi®, and the key trademarks for our Attune Foods segment are Attune®, Uncle Sam®, Erewhon®, Peace Cereal® and Sweet Home Farm®. Our trademarks are in most cases protected through registration in the United States and most other markets where the related products are sold.
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
Seasonality
Demand for certain of our products may be influenced by holidays, changes in seasons or other events. For example, demand for our egg products, cheese and snacking and baking nuts tends to increase during the holiday season, which may result in increased net sales during the first quarter of our fiscal year.
Working Capital
A description of our working capital practices is included in the Liquidity and Capital Resources section of MD&A in Item 7 of this report. Receipts from goods sold, supplemented as required by borrowings, provide for our operating expenses and working capital needs.

Customers
We sell Post Foods’ products primarily to grocery, mass merchandise, supercenters, club store and drug store customers. We also sell to military, Internet and food service channels. Our Michael Foods’ primary customers include foodservice distributors, national restaurant chains, retail grocery stores and major food processors. Our Active Nutrition segment’s customers are predominately warehouse club stores, grocery stores, drug stores, convenient stores and supplement stores. Our Private Brands segment’s products are sold to grocery store, foodservice and food ingredient customers. Attune Foods’ products are primarily sold in natural/specialty grocery stores as well as conventional grocery stores.
Our largest customer, Walmart, accounted for approximately 11% of our consolidated net sales in fiscal 2014.  No other customer accounted for more than 10% of our fiscal 2014 consolidated net sales, but certain of our segments depend on sales to large customers.  For example, the largest customer of our Post Foods business, Walmart, accounted for approximately 24% of Post Foods’ net sales in fiscal 2014. Additionally, the largest customers of our Michael Foods business, Sysco and US Foods, accounted for approximately 17% and 13%, respectively, of Michael Foods’ net sales in fiscal 2014, and the largest customers of our Active Nutrition business, Costco and Sam’s Club, accounted for approximately 36% and 15%, respectively, of the Active Nutrition segment’s net sales in fiscal 2014.
For the fiscal years ended September 30, 2014, 2013 and 2012, sales to locations outside of the United States were approximately 13%, 14% and 14% of total net sales, respectively. For fiscal year 2014, the amount includes the sales of recent acquisitions including Dakota Growers, Golden Boy, Dymatize and Michael Foods.
Competition
The consumer foods industry is highly competitive, and the food categories in which we participate are also very competitive and are highly sensitive to both pricing and promotion. Many of our principal competitors in these categories may have substantially more financial, marketing and other resources. Competition is based on product quality, price, effective promotional activities, and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationships, category insights, superior product quality, product innovation, an efficient supply chain and price. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label products. The industries in which we operate are expected to remain highly competitive in the foreseeable future.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada, Germany and Australia are subject to local and national regulations similar to those applicable to our business in the United States. As a producer and distributor of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the Food and Drug Administration (“FDA”), Department of Commerce and Federal Trade Commission in the United States as well as similar regulatory agencies in Canada, Germany and Australia. Products that do not meet regulatory standards may be considered to be adulterated and/or misbranded and subject to recall. Additionally, following the recent adoption of the Food Safety Modernization Act, the FDA is developing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
Our Michael Foods segment is also subject to U.S. Department of Agriculture (“USDA”) regulations regarding quality, labeling and sanitary control. The Michael Foods egg products division processing plants that break eggs, and some of our other egg-processing operations, are subject to continuous on-site USDA inspection. Our other facilities are subject to periodic inspection by the USDA, FDA and/or state regulatory authorities, such as state departments of agriculture.
Our facilities, like those of similar businesses, are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act in the United States and similar regulatory agencies in Canada, Germany and Australia. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. Additionally, some of the food commodities on which our business relies are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.
Our operations are also subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater discharge and pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. Our foreign facilities are subject to local and national regulations similar to those applicable to us in the United States. We have made, and will continue to make, expenditures to ensure environmental compliance.

Employees
We have approximately 7,950 employees as of November 1, 2014, of which approximately 7,500 are in the United States, approximately 270 are in Canada and approximately 180 are located in other jurisdictions, including Germany and Australia. Currently, approximately 17% of our employees are unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe that our relations with employees and their representative organizations are good.
Executive Officers
The section below provides information regarding our executive officers as of November 14, 2014:
William P. Stiritz, age 80, served as the Chairman of our Board of Directors and Chief Executive Officer from February 2012 until November 1, 2014, when he was appointed our Executive Chairman. Prior to joining Post, Mr. Stiritz served as the Chairman of the Board of Directors of Ralcorp Holdings, Inc. from 1994 until February 2012.
Robert V. Vitale, age 48, served as our Chief Financial Officer from October 2011 until November 1, 2014 when he became our President and Chief Executive Officer. He previously served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services from 2006 until 2011.
James L. Holbrook, age 55, served as our Executive Vice President and President, Post Foods from January 2014 until November 1, 2014 when he became our EVP, President and CEO, Consumer Brands Group. Previously, Mr. Holbrook served as our Executive Vice President, Marketing since October 2011. Prior to joining Post, he served as Chief Executive Officer of EMAK Worldwide, Inc., a family of marketing services agencies, from 2005 through September 2011.
James E. Dwyer, Jr., age 56, has served as the President and CEO of our Michael Foods business since June 2014, when Post acquired Michael Foods. Effective November 1, 2014, Mr. Dwyer also serves as our EVP, President and CEO, Michael Foods Group. Prior to the acquisition, he served as the Chief Executive Officer of Michael Foods since October 2009 and its Chairman since July 2013.
Jeff A. Zadoks, age 49, served as our Senior Vice President, Chief Accounting Officer from January 2014 until November 1, 2014 when he became our Senior Vice President and Chief Financial Officer. Previously, Mr. Zadoks served as our Corporate Controller since October 2011. Prior to joining Post, Mr. Zadoks most recently served as Senior Vice President and Chief Accounting Officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as Vice President and Corporate Controller from December 2003 until January 2010.
Diedre J. Gray, age 36, served as our Senior Vice President – Legal and Corporate Secretary from December 2011 until September 2012 when she became our Senior Vice President, General Counsel and Corporate Secretary. Effective November 1, 2014, Ms. Gray serves as our Senior Vice President, General Counsel and Administration as well as our Corporate Secretary. Prior to joining Post, Ms. Gray most recently served as Associate General Counsel and Assistant Secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), a semiconductor and solar wafer manufacturing company. Previously, Ms. Gray was an attorney at Bryan Cave LLP from 2003 to 2010.
Available Information
We make available free of charge through our website (www.postholdings.com) reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site containing these reports and proxy and information statements at http://www.sec.gov. Any materials we file can be read and copied online at that site or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
ITEM 1A.    RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operation, financial condition or results.

Risks Related to Our Business
We operate in categories with strong competition.
The food and beverage industry is highly competitive. Our competitors may have substantial financial, marketing and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. In most product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in consumer preferences to competitors’ products, could result in us reducing pricing, increasing marketing or other expenditures or losing market share. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.
We must identify changing consumer preferences and develop and offer food products to meet these preferences.
Consumer preferences evolve over time. The success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients, including carbohydrate content and processed ingredients. Introduction of new products and product extensions requires significant development and marketing investment. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in marketing and innovation will be less successful. Similarly, demand for our products could be affected by consumer concerns or perceptions regarding the health effects of our products or certain ingredients.
Our business strategy depends on us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
We continuously evaluate and may in the future enter into additional strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, investment or merger, for cash or in exchange for our equity securities.
Evaluating potential transactions and integrating businesses requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support the acquired entities, information technology, personnel and other integration expenses) and may divert the attention of our management from ordinary operating matters. The success of these potential transactions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing businesses. Even if we are successful in integrating acquired businesses, we cannot assure that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.
Our corporate development activities may present financial and operational risks, including integrating or separating personnel and financial and other systems, and may have adverse effects on existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, all of which could singly or collectively adversely affect our results of operations and financial condition.
Economic downturns could limit consumer demand for our products.
The willingness of consumers to purchase our products depends in part on general or local economic conditions. In periods of economic uncertainty, consumers may purchase less of our products and may forego certain purchases altogether. In those circumstances, we could experience a reduction in sales of our products. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect profit margins. Any of these events could have an adverse effect on our results of operations.
Commodity price volatility and higher energy costs could negatively impact profits.
The primary commodities used by our businesses include wheat, semolina, nuts, sugar, edible oils, corn, oats, cocoa, milk and soy based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including weather patterns affecting ingredient production, governmental programs and regulations, insects, and plant diseases. Our primary packaging includes linerboard cartons, corrugated boxes, and flexible beverage packaging. In addition, our manufacturing operations use large quantities of natural gas and electricity. The cost of such commodities may fluctuate widely and we may experience shortages in commodity items as a result of commodity market fluctuations, availability, increased demand, weather conditions and natural disasters, as well as other factors outside of our control. Higher prices for natural gas, electricity and fuel may also increase our production and delivery costs. Changes in the prices charged for our products may lag behind changes in our energy and commodity costs. Accordingly, changes in commodity or energy costs may limit our ability to maintain existing margins and have a material adverse effect on our operating profits. Competitive pressures often limit our ability to increase prices in response to higher input costs. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our financial results could be adversely affected.
Our Michael Foods segment's operating results are significantly affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely. In addition, the Michael Foods cheese and butter products are affected by milk price supports established by the USDA. Although steps can be taken to mitigate the effects of changes in raw material costs, fluctuations in prices are outside the control of the Michael Foods business, and changes in the price of such items may have a material adverse effect on the Michael Foods business, prospects, results of operations and financial condition. An inability to keep selling prices in line with input costs may result in lower operating profit margins.
Impairment in the carrying value of intangible assets could negatively impact our net worth. If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Intangibles and goodwill expected to contribute indefinitely to our cash flows are not amortized, but our management reviews them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could negatively impact our net worth and could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations. In fiscal 2013 we had an impairment of trademark intangible assets. During fiscal 2014, we had an impairment of goodwill and trademark intangible assets. We could have additional impairments in the future. See further discussion of these impairment losses in MD&A and Notes 2 and 6 of “Notes to Consolidated Financial Statements” of our audited consolidated financial statements contained in this report.
Unsuccessful implementation of business strategies to reduce costs may adversely affect our results of operations.
Many of our costs, such as raw materials, energy and freight, are outside our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, our operating profits may be adversely impacted. In addition, if the cost-saving initiatives we have implemented or any future cost-saving initiatives do not generate the expected cost savings and synergies, our results of operations may be adversely affected.
Our Active Nutrition and Michael Foods products are subject to a higher level of regulatory scrutiny, resulting in increased costs of operations and delays in product sales.
Our products and operations are subject to the laws and regulations of the federal FDA, the USDA, and other applicable laws and regulations. Some of our Active Nutrition products are regulated by the FDA as dietary supplements, which are subject to different FDA regulations and level of regulatory scrutiny. Certain of Michael Foods’ products, specifically the egg products, are also subject to higher scrutiny by the FDA and USDA, as well as continuous on-site inspections. It is also possible that federal, state or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties. If we are found to be significantly out of compliance, the FDA could issue a warning letter and/or institute enforcement actions that could result in substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall products and temporarily cease their manufacture and distribution, which would increase our costs and reduce our revenues. Any product liability claims resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations.
Our Active Nutrition business has significant international sales. The production and marketing of our Active Nutrition products are currently subject to extensive regulation and review by numerous governmental authorities in the United States and will face similar regulation from governmental authorities outside of the United States.
Our inability to raise prices may adversely affect our results of operations.
Our ability to raise prices for our products may be adversely affected by a number of factors, including but not limited to industry supply, market demand and promotional activity by competitors. If we are unable to increase prices for our products as may be necessary to cover cost increases, our results of operations could be adversely affected. In addition, price increases typically generate lower sales volumes as customers purchase fewer units. If these losses are greater than expected or if we lose distribution as a result of a price increase, our results of operations could be adversely affected.

Loss of a significant customer may adversely affect our results of operations.
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our largest customer, Walmart accounted for approximately 11% of our net sales in fiscal 2014. Walmart is also the largest customer of our Post Foods business, accounting for approximately 24% of Post Foods’ net sales in fiscal 2014. Additionally, the largest customers of our Michael Foods business, Sysco and US Foods, accounted for approximately 17% and 13%, respectively, of Michael Foods’ net sales in fiscal 2014, and the largest customers of our Active Nutrition business, Costco and Sam’s Club, accounted for approximately 36% and 15%, respectively, of the Active Nutrition segment’s net sales in fiscal 2014. The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, super centers and mass merchandisers. The competition to supply products to these high-volume stores is intense. Currently, we do not have long-term supply agreements with a substantial number of our retail customers, including our largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of merchandise purchased from us, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. In the event of a loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, our sales may be adversely affected.
Consolidation among the retail grocery and foodservice industries may hurt profit margins.
Over the past several years, the retail grocery and foodservice industries have undergone significant consolidations and mass merchandisers are gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands and increased promotional programs. If we are unable to respond to these requirements, our profitability or volume growth could be negatively impacted. Additionally, if the surviving entity is not a customer, we may lose significant business once held with the acquired retailer.
If our products become adulterated, misbranded or mislabeled or become contaminated, we might need to recall those items and may experience product liability claims if consumers are injured.
Selling food products and nutritional supplements involves a number of legal and other risks, including product contamination, spoilage, product tampering, allergens or other adulteration. Additionally, many of the inputs used to make certain of our products, particularly eggs, raw potatoes and peanuts, are vulnerable to contamination by pathogens—naturally occurring disease-producing organisms—such as salmonella. We may need to recall some or all of our products if they become adulterated, mislabeled or misbranded. This could result in destruction of product inventory, negative publicity, temporary plant closings, substantial costs of compliance or remediation and increased scrutiny by federal and state regulatory agencies. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality may discourage consumers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability claim against us, could result in a loss of consumer confidence in our food products. This could have an adverse effect on our financial condition, results of operations and/or cash flows.
Pending and future litigation may lead us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial position, cash flows or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our financial position, cash flows or results of operations.
In addition to ordinary course of business litigation risk, Michael Foods is currently subject to a lawsuit alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. If Michael Foods cannot resolve this matter favorably, it could be subject to (i) monetary damages and/or (ii) injunctive relief. If injunctive relief were to be granted, depending on its scope, it could affect the manner in which Michael Foods operates. The defense of these actions and any other actions brought in the future, is time consuming and diverts management’s attention. Even if Michael Foods is ultimately successful in defending such matters, Michael Foods is likely to incur significant fees, costs and expenses as long as they are ongoing.
While Michael Foods has insurance programs in place, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
In coordination with our suppliers, business partners and contract manufacturers, our ability to make, move and sell products is critical to our success. Damage or disruption to our collective manufacturing or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain.
We are party to certain transition services agreements, and if such services are not provided or if we cannot replace such services after expiration or termination of the transition services agreements, we may incur significant costs, which could adversely affect our financial condition and results of operations.
We are a party to a number of transition services agreements under which a third party is providing certain transitional services to us, including finance/accounting, operations, information technology, facilities, procurement, sales and marketing, and other services for a period of time. These services may not be sufficient to meet our needs. After these agreements expire or if they are otherwise terminated, if we have not established our own support for these services, we may not be able to obtain these services at favorable prices or on favorable terms, if at all.  Any failure or significant downtime in the services being provided to us during the transitional period could negatively impact our results of operations or prevent us from performing administrative or other services on a timely basis, which could adversely affect our results of operations and financial condition.
We are currently dependent on third party manufacturers to manufacture many products for our business. Our business could suffer as a result of a third-party manufacturer’s inability to produce our products for us on time and to our specifications.
Our business relies on independent third parties for the manufacture of many products, such as protein bars and shakes and certain cereal and granola products. The business could be materially affected if we fail to develop or maintain our relationships with these third parties, if these parties fail to comply with governmental regulations applicable to the manufacturing of our products, or if one of these third parties ceases doing business with us or goes out of business. Additionally, we cannot be certain that we will not experience operational difficulties with these third-party manufacturers, such as increases in manufacturing costs, reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. The inability of a third party manufacturer to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business.
The termination or expiration of current co-manufacturing arrangements could reduce our sales volume and adversely affect our results of operations.
Our businesses periodically enter into co-manufacturing arrangements. The terms of these agreements vary but are generally for relatively short periods of time. Volumes produced under each of these agreements can fluctuate significantly. Our future ability to enter into co-manufacturing arrangements is not guaranteed, and a decrease in current co-manufacturing levels could have a significant negative impact on sales volume.
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
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow more money if necessary. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

Changing currency exchange rates may adversely affect our earnings and financial position.
We have operations and assets in the United States as well as foreign jurisdictions, and a portion of our contracts and revenues are denominated in foreign currencies. Our consolidated financial statements are presented in U.S. dollars. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies may negatively affect the value of these items in our consolidated financial statements. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our consolidated results of operations and financial position may be negatively affected.
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
The food production and marketing industry is subject to a variety of federal, state, local and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling and distribution of our products as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. In the United States we are regulated by, among other federal and state authorities, the FDA, USDA, U.S. Federal Trade Commission and the U.S. Departments of Commerce and Labor. We are also regulated by similar authorities abroad. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, any and/or all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, because we market and advertise our products, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected. A specific example is a possible future law which could require us to alter cage hen sizes similar to those introduced in various state legislatures. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any and/or all of which could have a material adverse effect on our business.
Changing rules and regulations applicable to public companies impose significant costs and obligations on us.
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
Changes in weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes, tornadoes, fires or pestilence, may affect the cost and supply of commodities and raw materials, including grains, eggs, potatoes, tree nuts, corn syrup and sugar. Additionally, these events can result in reduced supplies of raw materials and longer recoveries of usable raw materials. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, and/or require additional resources to restore our supply chain.
Unusual agricultural diseases (such as avian influenza) and/or pests could harm our business.
Many of our business activities are subject to a variety of agricultural risks, including disease and pests which can adversely affect the quality and quantity of the raw materials we use, as well as the food products we produce and distribute. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A virulent form of avian influenza emerged in Southeast Asia several years ago and spread elsewhere in the Eastern Hemisphere. It caused deaths in wild bird populations and, in limited instances, domesticated fowl flocks. It was also linked to illness and death among some persons who were in contact with diseased fowl. It is unclear if this form of avian influenza will manifest itself in North America, or if sheltered flocks, such as ours, have significant exposure risk. However, a manifestation of avian influenza in our sheltered flocks could have a material adverse effect on our business. To protect against this risk, we utilize biosecurity measures at our layer locations. Nevertheless, disease and pests could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, results of operations and financial condition.
Labor strikes or work stoppages by our employees could harm our business.
Some of our full-time production and maintenance employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected. In addition, we could be subject to unionization efforts at our non-union facilities. Increased unionization of our workforce could lead to disruptions in our business, increases in our operating costs and/or constraints on our operating flexibility.
In the event of a work stoppage, we have contingency plans in place to manufacture products in other locations to mitigate disruption to the business. However, there are limitations inherent in any plan to mitigate disruption to our business in the event of a work stoppage and, particularly in the case of a prolonged work stoppage, there can be no assurance that it would not have a material adverse effect on our results of operations.
Increases in costs of medical and other employee health and welfare benefits may reduce our profitability.
With approximately 7,950 employees, our profitability is substantially affected by costs of medical and other health and welfare benefits for current employees. These costs can vary substantially as a result of changes in health care laws, costs and experience. These factors may increase the cost of providing medical and other employee health and welfare benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected.
We may experience losses or be subject to increased funding and expenses to our qualified pension plans, which could negatively impact profits.
We maintain qualified defined benefit plans in the United States and Canada for our Post Foods business, and we are obligated to ensure that these plans are funded in accordance with applicable regulations. In the event the assets in which we invest do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to these plans and recognize increased expense on our financial statements. Further, we provide superannuation benefits to Australian employees.  Superannuation is a long-term retirement investment vehicle that provides tax advantages to employees allowing them to save for retirement. Superannuation contributions consist of employer contributions and voluntary employee contributions and are subject to government regulations that may require us to increase our contributions, which could negatively impact our profits.
Technology failures could disrupt our operations and negatively impact our business.
We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We increasingly rely on information technology systems to process, transmit and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Such interruptions could negatively impact our business.
If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation risks, and reputational damage from leakage of confidential information.
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
Media campaigns related to food production present risks.
Media outlets, including new social media platforms, provide the opportunity for individuals or organizations to publicize inappropriate or inaccurate stories or perceptions about us or the food industry. Such practices have the ability to cause damage to our brands, the industry generally, or consumers’ perceptions of us or the food production industry and may result in negative publicity and adversely affect our financial results.
We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
We are subject to extensive and frequently changing federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, use, treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and materials. In addition, our Michael Foods business is subject to particular federal and state environmental requirements governing animal feeding operations involving the management of animal waste, which have become the subject of increasing regulatory scrutiny. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous wastes or materials were disposed or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, various current and likely future federal, state, local and foreign laws and regulations could regulate the emission of greenhouse gases, particularly carbon dioxide and methane. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business.
Future events, such as new or more stringent environmental laws and regulations, any new environmental claims, the discovery of currently unknown environmental conditions requiring response action or more vigorous enforcement or a new interpretation of existing environmental laws and regulations, might require us to incur additional costs that could have a material adverse effect on our financial results.
Our international operations subject us to additional risks.
As a result of recent acquisitions, we now have larger operations outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•	restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•	exchange controls and currency exchange rates;

•	increased exposure to general market and economic conditions outside the United States;

•	additional political risk;

•	compliance with anti-corruption regulations (including the U.S. Foreign Corrupt Practices Act); and

•	foreign tax treaties and policies.
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Our principal exposure is to the Canadian dollar.
Our actual operating results may differ significantly from our guidance.
From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and the factors described under “Forward-Looking Statements” in our current and periodic reports filed with the SEC. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances described in this report could result in actual operating results being different than the guidance, and such differences may be adverse and material.
Our historical financial results as a business segment of Ralcorp may not be representative of our results as a separate, stand-alone company.
A portion of the historical financial information we have included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and other filings and press releases has been derived from the consolidated financial statements and accounting records of Ralcorp. Our historical financial information accordingly does not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a separate, stand-alone company during the entirety of the periods presented or those that we may achieve in the future primarily as a result of the following factors:

•
Prior to the separation, our business was operated by Ralcorp as part of its broader corporate organization, rather than as an independent company. Ralcorp or one of its affiliates performed various corporate functions for us, including, but not limited to, legal, treasury, accounting, auditing, risk management, information technology, human resources, corporate affairs, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical financial results for period prior to the separation include allocations of corporate expenses from Ralcorp for these and similar functions. These allocations may be less than the comparable expenses we incur as a separate publicly traded company;

•
Prior to the separation, our business was integrated with the other businesses of Ralcorp. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. The loss of the benefits of doing business as part of Ralcorp could have an adverse effect on our results of operations and financial condition;

•
Prior to the separation, our working capital requirements and capital for our general corporate purposes, including advertising and trade promotions, research and development and capital expenditures, were satisfied as part of the corporate-wide cash management policies of Ralcorp. In connection with the separation, we incurred substantial indebtedness, as discussed in this report; and

•
The cost of capital for our business may be higher than Ralcorp’s cost of capital prior to the separation because Ralcorp’s cost of debt prior to the separation may have been lower than ours following the separation.

We incurred material costs and expenses separating from Ralcorp and establishing Post as a stand-alone, public company, which could adversely affect our profitability.
As a result of our separation from Ralcorp, we have incurred costs and expenses greater than those we incurred prior to the separation. These increased costs and expenses arose from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), information technology, tax administration and legal and human resources related functions. There can be no assurance that we will be able to reduce these costs to levels incurred prior to our separation from Ralcorp.

If we are unable to continue to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the United States securities laws to perform a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors are required to issue an opinion on their audit of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. As of September 30, 2014, management had determined that our internal control over financial reporting was effective.
We have recently acquired companies that were not subject to Sarbanes-Oxley regulations and, therefore, they may lack the internal controls of a United States public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.
We have recently acquired companies that were not previously subject to Sarbanes Oxley regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act of 2002. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of September 30, 2014 did not include the internal controls of Agricore United Holdings Inc. (the sole shareholder of Dakota Growers Pasta Company, Inc.), Dymatize Enterprises, LLC, Golden Boy Foods Ltd. or MFI Holding Corporation, each of which was acquired during our fiscal year ended September 30, 2014.
Although our management will continue to review and evaluate the effectiveness of our internal controls in light of these acquisitions, we cannot provide any assurances that there will be no significant deficiencies or material weaknesses in our internal control over financial reporting. Any significant deficiencies or material weaknesses in the internal control structure of our acquired businesses may cause significant deficiencies or material weaknesses in our internal control over financial reporting, which could have a material adverse effect on our business and our ability to comply with Section 404 of the Sarbanes-Oxley Act.
Risks Related to Recent Financing Transactions
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and which could adversely affect our business.
We have a significant amount of debt. We had $3,810.9 million in aggregate principal amount of total debt as of September 30, 2014. Additionally, our secured revolving credit facility has outstanding letters of credit of $0.5 million which reduces the available borrowing capacity to $399.5 million at September 30, 2014 (all of which would be secured when drawn).
Our overall leverage and the terms of our financing arrangements could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	make it more difficult for us to satisfy our obligations under our debt obligations;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our flexibility to plan for and adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;

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

Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity.
The agreements governing our debt, contain, or may in future financings contain, various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. Financing arrangements which we enter into in the future could contain similar restrictions and could additionally require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our financing arrangements and any financing arrangements which we may enter into in the future may impose various restrictions and covenants on us that could limit our ability to pay dividends, redeem our stock, respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:

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
Various risks, uncertainties and events beyond our control could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions and if the indebtedness thereunder is accelerated, could trigger cross-acceleration.
In addition to the limitations on our ability to incur debt contained in our credit agreement and the documents governing our other debt, including the indentures for our outstanding senior notes, our credit agreement permits us to incur additional unsecured debt only if our consolidated leverage ratio, calculated as provided in the credit agreement, would be less than 5.75 to 1.00 after giving effect to such new debt. Our consolidated leverage ratio exceeded this threshold as of September 30, 2014; however, the Credit Agreement, after giving effect to the May 1, 2014 amendment, permitted the financing transactions contemplated in connection with the Michael Foods acquisition, notwithstanding our consolidated leverage ratio. However, our ability to finance acquisitions with unsecured debt (including additional senior notes) in the future may be limited so long as our consolidated leverage ratio equals or exceeds 5.75 to 1.00.
A default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our senior notes and the amortizing notes component of our tangible equity units. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
To service our indebtedness and other cash needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to pay interest on our outstanding senior notes, to satisfy our other debt obligations, including payments on our term loan under our credit agreement, and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.
If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we may consider other options, including:

•	sales of assets;

•	sales of equity;

•	reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or

•	negotiations with our lenders to restructure the applicable debt.
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the senior notes and our other debt obligations, including the term loan, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all.
Risks Related to Our Common Stock
Your percentage ownership in Post may be diluted in the future.
As with any publicly traded company, our shareholders’ percentage ownership in Post may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees and the accelerated vesting of other equity awards. For a more detailed description of the stock incentive plan, see “Executive Compensation.”
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this report or for reasons unrelated to our performance, such as reports by industry analysts, investor perceptions, or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions.
Provisions in our articles of incorporation and bylaws and provisions of Missouri law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Our articles of incorporation, bylaws and Missouri law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and to incentivize prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
We own our principal executive offices and lease corporate administrative offices in St. Louis, Missouri. The general offices and location of our principal operations for each of our businesses are set forth in the summary below. We also lease sales offices mainly in the United States and maintain a number of stand-alone distribution facilities. In addition, there is on-site warehouse space available at many of our manufacturing facilities. Utilization of manufacturing capacity varies by manufacturing plant based upon the type of products assigned and the level of demand for those products.
We own many of our manufacturing facilities. Certain of our owned real property are subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. We generally believe each location or facility provides adequate capacity for current and anticipated future customer demand.

Post Foods
Post Foods’ main administrative office, which we lease, is located in Parsippany, New Jersey. Post Foods also leases domestic administrative and sales offices in Irvine, California and Rogers, Arkansas. Post Foods also has administrative office space in Toronto, Canada, which is also leased.
Post Foods has three owned manufacturing facilities located in Battle Creek, Michigan, Jonesboro, Arkansas and Niagara Falls, Ontario. As previously announced, the Modesto, California facility closed in the fourth fiscal quarter of 2014. We expect to sell this facility within a year.
Michael Foods
Michael Foods’ primary administrative offices, which are leased, are located in Minnetonka, Minnesota. Michael Foods owns six egg products production facilities, which are located in Iowa, Minnesota and Nebraska. The egg products business also leases three facilities in Pennsylvania and New Jersey and a facility in Canada for egg product production and/or distribution. Additionally, the egg products business owns four layer facilities located in the United States. The refrigerated potato products business’ main processing facility is located in Chaska, Minnesota, which is owned. The refrigerated potato products business also leases a smaller processing facility in Las Vegas, Nevada. Michael Foods also owns a cheese packaging facility in Lake Mills, Wisconsin for our cheese and other dairy-case products business.
Active Nutrition
The Active Nutrition segment’s PNC and PowerBar administrative offices, which are leased, are located in Emeryville, California. The Dymatize business owns a manufacturing facility with administrative office space in Farmers Branch, Texas. With the acquisition of the PowerBar and Musashi brands, which closed on October 1, 2014, we also own a manufacturing facility in Boise, Idaho. Additionally, with this acquisition, we own a manufacturing facility in Voerde, Germany, lease office space in Munich, Germany and lease a manufacturing facility and office space in Notting Hill, Australia.
Private Brands
Our Private Brands business owns manufacturing facilities in Carrington, North Dakota and New Hope, Minnesota which are used for pasta production. Private Brands recently acquired a manufacturing facility in Portales, New Mexico, which is not currently operational. With the recent acquisition of American Blanching Company, which closed on November 1, 2014, we also own a facility in Fitzgerald, Georgia. Additionally, this business leases manufacturing facilities in Troy, Alabama, Blaine, Washington, Markham, Ontario, Brampton, Ontario and Burnaby, British Columbia for snacking nuts and nut butter production. Dakota Growers leases administrative offices in St. Louis Park, Minnesota and the Burnaby, British Columbia location houses the administrative offices for the Golden Boy business.
Attune Foods
Attune Foods’ principal administrative offices and manufacturing facility are located in Eugene, Oregon. We lease the administrative office space and own the manufacturing facility. Attune Foods also has a leased sales office in Scottsdale, Arizona.

ITEM 3.    LEGAL PROCEEDINGS
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
Michael Foods received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 27, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as Michael

Foods’ participation in various programs of United Egg Producers. Michael Foods has fully cooperated with the Florida Attorney General’s Office to date. Further compliance is suspended pending proceedings in the civil antitrust litigation referenced above.
We do not believe it is possible to estimate the possible loss in connection with these litigated matters. Accordingly, we cannot predict what impact, if any, these matters and any results from such matters could have on our future results of operations.
Other: We are subject to various other legal proceedings and actions arising in the normal course of our business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually and in the aggregate to our consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to our consolidated financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “POST.” There were approximately 6,603 shareholders of record on November 1, 2014. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30,
	2014		2013
	High	Low	High	Low
First Quarter	$53.90	$38.31	$36.12	$29.76
Second Quarter	60.63	48.81	43.14	33.72
Third Quarter	55.76	45.55	47.80	41.61
Fourth Quarter	51.93	32.87	49.32	40.15

Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of fiscal 2014.
Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Post common stock, (b) the Russell 2000 index and (c) a peer group composed of 14 U.S.-based public companies in the food and consumer packaged goods industries. The peer group companies are: B&G Foods, Inc.; Brown-Forman Corporation; Coca-Cola Bottling Co.; Cott Corporation; Darling International Inc.; Diamond Foods, Inc.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; J&J Snack Foods Corp.; Pinnacle Foods Inc.; Sanderson Farms, Inc.; Snyder’s-Lance, Inc.; Sunopta Inc. and TreeHouse Foods Inc. Compared to the prior year, changes include the removal of The Hillshire Brands Company as it was acquired during 2014 and is no longer a publicly traded company. This graph covers the period from February 6, 2012 (the first day our common stock began “when-issued” trading on the NYSE) through September 30, 2014.

* $100 invested on 2/6/12 in stock or index.
Performance Graph Data

	Post ($)	Russell 2000 Index ($)	Peer Group ($)
2/6/2012	100.00	100.00	100.00
3/30/2012	122.46	100.23	102.06
9/28/2012	111.79	101.10	112.90
3/28/2013	159.65	114.87	127.09
9/30/2013	150.13	129.63	135.92
3/31/2014	204.98	141.61	156.37
9/30/2014	123.39	132.99	157.05
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

ITEM 6.    SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY
(in millions, except per share data)

	Year Ended September 30,
(dollars in millions, except per share data)	2014 (d)	2013 (d)	2012	2011	2010
Statements of Operations Data
Net sales	$2,411.1	$1,034.1	$958.9	$968.2	$996.7
Cost of goods sold	1,789.9	609.2	530.0	516.6	553.7
Gross profit	621.2	424.9	428.9	451.6	443.0
Selling, general and administrative expenses	444.4	294.3	274.0	239.2	218.3
Amortization of intangible assets	70.8	14.6	12.6	12.6	12.7
Loss on foreign currency	14.0	0.1	0.5	0.3	0.5
Restructuring expenses (a)	1.1	3.8	—	—	—
Impairment of goodwill and other intangible assets (b)	295.6	2.9	—	566.5	19.4
Other operating expenses, net	3.0	1.4	2.7	1.6	1.3
Operating (loss) profit	(207.7)	107.8	139.1	(368.6)	190.8
Interest expense	183.7	85.5	60.3	51.5	51.5
Other expense (income)	35.5	—	(1.6)	10.5	(2.2)
(Loss) earnings before income taxes	(426.9)	22.3	80.4	(430.6)	141.5
Income tax (benefit) provision	(83.7)	7.1	30.5	(6.3)	49.5
Net (loss) earnings	(343.2)	15.2	49.9	(424.3)	92.0
Preferred stock dividends	(15.4)	(5.4)	—	—	—
Net (loss) earnings available to common stockholders	$(358.6)	$9.8	$49.9	$(424.3)	$92.0

(Loss) Earnings Per Share (c)
Basic	$(9.03)	$0.30	$1.45	$(12.33)	$2.67
Diluted	$(9.03)	$0.30	$1.45	$(12.33)	$2.67

Statements of Cash Flows Data
Depreciation and amortization	$155.8	$76.8	$63.2	$58.7	$55.4
Cash provided (used) by:
Operating activities	$183.1	$119.2	$144.0	$143.8	$135.6
Investing activities	(3,793.6)	(423.8)	(30.9)	(14.9)	(24.3)
Financing activities	3,484.2	648.8	(57.1)	(132.1)	(112.4)

Balance Sheet Data
Cash and cash equivalents	$268.4	$402.0	$58.2	$1.7	$4.8
Working capital (excl. cash, cash equivalents, restricted cash and current portion of long-term debt)	371.5	82.0	25.1	(0.7)	68.0
Total assets	7,731.1	3,473.8	2,732.3	2,723.2	3,348.0
Debt, including short-term portion	3,856.1	1,408.6	945.6	784.5	716.5
Other liabilities	182.4	116.3	129.2	104.9	90.7
Total equity	2,283.2	1,498.6	1,231.5	1,434.7	2,061.7
____________

(a)	For information about restructuring expenses, see Note 4 of “Notes to Consolidated Financial Statements.”

(b)	For information about the impairment of goodwill and other intangible assets, see “Critical Accounting Policies and Estimates” and Notes 2 and 6 of “Notes to Consolidated Financial Statements.”

(c)
(Loss) earnings per share for the fiscal years ended September 30, 2011 and 2010 are calculated assuming weighted-average shares outstanding of 34.4 million shares which represents the amount of common shares outstanding following the distribution of one share of Post common stock for every two shares of Ralcorp common stock and the retention of approximately 6.8 million shares by Ralcorp. For these periods, there are no dilutive shares as there were no actual shares or share-based awards outstanding prior to the distribution.

(d)
The data in these columns includes results from the fiscal 2014 and 2013 acquisitions from the respective date of acquisition through September 30, 2014. See Note 5 of “Notes to Consolidated Financial Statements.”

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
On February 3, 2012, Post completed its legal separation via a tax free spin-off (the “Spin-Off”) from Ralcorp (Ralcorp was subsequently acquired by ConAgra Foods, Inc. on January 29, 2013). Post began trading on the New York Stock Exchange under the ticker symbol “POST.” In 2012, we had a single operating segment. During fiscal year 2014, Post operated in five reportable segments: Post Foods, Michael Foods, Active Nutrition, Private Brands and Attune Foods. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Michael Foods segment manufactures and distributes egg products and refrigerated potato products and also distributes cheese and other dairy case products to the retail, foodservice and food ingredient channels and is comprised of MFI Holding Corporation (“Michael Foods”) acquired in June 2014. The Active Nutrition segment markets and distributes high protein shakes, bars and powders as well as nutritional supplements and includes the business of Premier Nutrition Corporation (“PNC”), which was acquired in September 2013, and Dymatize Enterprises, LLC (“Dymatize”), which was acquired in February 2014. The Private Brands segment manufactures dry pasta, peanut butter and other nut butters, dried fruits and baking and snacking nuts, servicing the private label retail, foodservice and ingredient channels and consists of Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and Golden Boy Foods Ltd. (“Golden Boy”), which were acquired in January 2014 and February 2014, respectively. The Attune Foods segment manufactures and distributes premium natural and organic cereals and snacks and is comprised of the businesses of Attune Foods, Inc. (“Attune”), which we acquired substantially all of the assets of in December 2012, and certain assets of the Hearthside Food Solutions private label and branded businesses, which we acquired in May 2013.
The United States retail food industry has continued to shift from traditional food retailers (those who carry a full array of refrigerated, frozen and shelf stable products) to specialty retailers who cater to consumers who migrate to either end of the value spectrum. These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging or products to satisfy particular dietary needs. Additionally, trends to natural products and quick service restaurant offerings are increasing areas of consumer focus. These trends include shifting to products that are organic or natural as well as convenience offerings that provide greater portability. This changing behavior has prompted us to acquire diverse businesses to meet changing customer and consumer needs. We believe we have the necessary portfolio of products available to address these trends and to continue to focus on consumer’s needs.
The following table summarizes key data and items affecting comparability that we believe are important for you to consider as you read the consolidated results analysis discussions below.

	Year Ended September 30,
(dollars in millions, except per share data)	2014	2013	2012
Net Sales	$2,411.1	$1,034.1	$958.9
Gross Profit	621.2	424.9	428.9
Operating (Loss) Profit	(207.7)	107.8	139.1
(Loss) Net Earnings	(343.2)	15.2	49.9

Diluted (Loss) Earnings per Share	$(9.03)	$0.30	$1.45

Inventory Valuation Adjustments on Acquired Businesses	$26.1	$1.4	$—
Accelerated Depreciation on Plant Closure	8.0	9.6	—
Restructuring Expenses	1.1	3.8	—
Amortization Expense	70.8	14.6	12.6
Loss on Foreign Currency	14.0	0.1	0.5
Acquisition Related Costs	29.7	5.7	—
Integration Costs	5.3	—	—
Spin-Off Non-Recurring Costs	2.6	8.9	12.5
Impairment of Goodwill and Other Intangible Assets	295.6	2.9	—
Interest Expense, net	183.7	85.5	60.3
Summary of 2014 compared to 2013
Financial results in fiscal 2014 benefitted from volume and net sales gains when compared to fiscal 2013, fueled by acquisitions as well as volume growth within our Post Foods business. Net sales within our Post Foods business were negatively impacted in fiscal 2014 by lower average net selling prices resulting from a continuing shift of mix and package sizes to products with lower net selling prices, liquidation sales and higher trade promotion spending. Despite the top line revenue growth, operating profit decreased significantly for the year ended September 30, 2014, primarily due to the impairment of goodwill and other intangible assets. Excluding the impact of impairments in both fiscal 2014 and 2013, operating profit decreased approximately 21% as several other items negatively impacted operating results relative to fiscal 2013. These items include inventory valuation adjustments on acquired businesses, acquisition and integration related costs, higher losses on foreign currency primarily related to hedges on the purchase price of Golden Boy, which was denominated in Canadian Dollars and increased amortization expense for intangible assets from acquisitions, partially offset by lower restructuring expenses and accelerated depreciation related to the closure of our Modesto, California facility and lower Spin-Off non-recurring costs.
Summary of 2013 compared to 2012
Financial results in fiscal 2013 benefitted from volume and net sales gains when compared to fiscal 2012, fueled by acquisitions as well as growth within our Post Foods business. Net sales were negatively impacted in 2013 by lower average net selling prices resulting from a continuing shift of mix and package sizes to products with lower net selling prices and from higher trade promotion spending largely for slotting fees for new product introductions. Despite the top line revenue growth, operating profit margin decreased approximately 410 basis points to $107.8 million as several items negatively impacted operating results relative to 2012. These items include acquisition related costs, restructuring expenses and accelerated depreciation related to the closure of our Modesto, California facility and impairment of intangible assets, partially offset by lower Spin-Off non-recurring costs in 2013.
Net Sales

	Year Ended September 30,
(dollars in millions)	2014	2013	2012
Net Sales	$2,411.1	$1,034.1	$958.9
Net sales from recent acquisitions:
Attune Foods (includes intersegment net sales)	93.9	37.8	—
Premier Nutrition Corporation	169.2	13.9	—
Dakota Growers Pasta Company	190.7	—	—
Dymatize Enterprises	124.1	—	—
Golden Boy Foods	186.7	—	—
Michael Foods (includes intersegment net sales)	684.8	—	—

Fiscal 2014 compared to 2013
Net sales, which increased approximately 133% to $2,411.1 million in 2014, were positively impacted by acquisitions and higher volumes, partially offset by a continuing shift of product mix to products with lower net selling prices, liquidation sales and higher trade promotion spending in our Post Foods segment. Excluding the impact of acquisitions, net sales decreased 2% despite volume growth of 1.4% within our Post Foods business. Volume increases have been driven by growth in our Pebbles, Honey Bunches of Oats, Golden Crisp and Honeycomb brands, partially offset by declines in our Grape-Nuts, Post Shredded Wheat and Good Morenings brands. Additionally, we had reduced volumes associated with co-manufacturing agreements.
Fiscal 2013 compared to 2012
Net sales, which increased approximately 8% to $1,034.1 million in 2013, were positively impacted by acquisitions and higher volumes, partially offset by a continuing shift of product mix to products with lower net selling prices in our Post Foods segment. Excluding the impact of acquisitions, net sales increased 2%. Volume increases were driven by growth in our Great Grains, Good Morenings, Grape-Nuts and Post Raisin Bran brands, partially offset by declines in our Post Shredded Wheat and Pebbles brands. Additionally, we had meaningful growth from new product offerings associated with private label and co-manufacturing agreements.
Margins

	Year Ended September 30,
(% of net sales)	2014	2013	2012
Gross Profit	25.8%	41.1%	44.7%
Selling, general and administrative expenses	18.4	28.5	28.6
Amortization of intangible assets	2.9	1.4	1.3
Loss on foreign currency	0.6	—	0.1
Restructuring expenses	—	0.4	—
Impairment of goodwill and other intangible assets	12.3	0.3	—
Other operating expenses, net	0.1	0.1	0.3
Operating (Loss) Profit	(8.6)	10.4	14.5
Fiscal 2014 compared to 2013
Gross profit margins were 25.8% in 2014, down from 41.1% in 2013. Gross profit margin was negatively impacted in the current year by the 2013 and 2014 acquisitions of the lower margin co-manufacturing or non-branded businesses of Attune Foods, PNC, Dakota Growers, Dymatize, Golden Boy and Michael Foods. Gross profit margin for the Post Foods business was negatively impacted by 3% lower net selling prices, partially offset by lower raw material costs of $11.1 million (primarily corn, sugar, wheat and fruits partially offset by higher costs of nuts and packaging) and lower accelerated depreciation in 2014 related to the closing of our Modesto, California facility. Gross margins for acquired businesses were also negatively impacted by inventory purchase accounting valuation adjustments of $26.1 million and $1.4 million for the years ended September 30, 2014 and 2013, respectively.
Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased from 28.5% in 2013 to 18.4% in 2014. Excluding the impact of net sales generated by and SG&A incurred by the operating companies acquired in the current and prior year, SG&A as a percentage of net sales increased 3.3 percentage points. This increase in SG&A was primarily due to higher compensation related costs resulting from an increase in holding company head count to support the growing organization, incremental acquisition related costs of $24.0 million and $4.6 million higher cash and non-cash stock-based compensation expense for the year ended September 30, 2014. These negative impacts were partially offset by lower Spin-Off non-recurring costs of $6.3 million for the year ended September 30, 2014. Advertising and promotion costs decreased $10.6 million for the Post Foods segment for the year ended September 30, 2014.
During the years ended September 30, 2014 and 2013, losses on foreign currency were $14.0 million and $0.1 million, respectively. These costs relate to the remeasurement of transactions denominated in currencies other than the functional currency of the respective transacting entity. In the current year, the losses on foreign currency remeasurement are primarily driven by losses on a hedge of the CAD$320.0 million purchase price of Golden Boy.
Total amortization expense for 2014 was $70.8 million compared to $14.6 million in 2013. The increase is due to amortization recorded in the current year related to the acquired intangible assets of Attune Foods, PNC, Dakota Growers, Dymatize, Golden Boy and Michael Foods.

Operating profit as a percentage of net sales decreased to (8.6)% in fiscal 2014 from 10.4% in fiscal 2013. This decrease was driven by lower gross margins, increased amortization expense and increased losses on foreign currency, partially offset by lower SG&A expenses as a percentage of net sales, all of which are described above. In addition, operating profit was negatively impacted by impairment charges of $295.6 million and $2.9 million in the years ended September 30, 2014 and 2013, respectively, as well as restructuring expenses related to the closure of our Modesto, California facility. Restructuring expenses were $1.1 million and $3.8 million for the years ended September 30, 2014 and 2013, respectively.
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
SG&A as a percentage of net sales decreased slightly from 28.6% in 2012 to 28.5% in 2013. Excluding the impact of acquisitions, SG&A as a percentage of net sales increased 0.5 percentage points. The increase in SG&A was primarily due to higher compensation related costs resulting from an increase in head count, higher cash and noncash stock based compensation expense of $7.0 million, acquisition related costs in 2013 of $2.7 million for transactions that were signed, and spending of $3.0 million in 2013 for due diligence on potential acquisitions that were not signed. These negative impacts were partially offset by lower Spin-Off non-recurring costs of $3.6 million and lower transition services agreement (“TSA”) charges in the 2013 as compared to 2012. Advertising and promotion costs decreased $10.0 million for the Post Foods segment, returning to an amount consistent with historical levels. Advertising spending was increased in 2012 to provide advertising support for our overall brand portfolio in line with our strategy to stabilize our market share in the ready-to-eat ("RTE") cereal category. Advertising and promotion spending in 2013 for acquired businesses was approximately $2.0 million.
Total amortization expense for 2013 was $14.6 million compared to $12.6 million in 2012. The increase was due to amortization recorded in the 2013 related to the acquired intangible assets of Attune Foods and PNC.
Operating profit as a percentage of net sales decreased to 10.4% in 2013 from 14.5% in 2012. This decrease was driven by lower gross margins and increased amortization expense, partially offset by slightly lower SG&A expenses as a percentage of net sales, all of which are described above. In addition to the items previously discussed, operating profit was negatively impacted in 2013 by $3.8 million million of restructuring expenses related to the closure of our Modesto, California facility as well as an impairment charge of $2.9 million related to our Post Shredded Wheat and Post brand trademarks.
Inventory Valuation Adjustments on Acquired Businesses
In the years ended September 30, 2014 and 2013, we recorded $26.1 million and $1.4 million, respectively, of inventory valuation adjustments on acquired businesses. In fiscal 2014, $3.9 million relates to Dymatize, reported in the Active Nutrition segment, a total of $5.3 million relates to the acquisitions of Dakota Growers and Golden Boy, reported in the Private Brands segment, and $16.9 million relates to Michael Foods. In fiscal 2013, the amount relates to the businesses within our Attune Foods segment.
Restructuring Costs
In April 2013, we announced management’s decision to close our manufacturing facility located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed in September 2014. During the years ended September 30, 2014 and 2013, we incurred approximately $9.1 million and $13.4 million, respectively, of expenses related to the plant closing. For the year ended September 30, 2014, this includes $8.0 million of accelerated depreciation on plant assets recorded in “Cost of goods sold” and approximately $1.1 million of employee termination benefits recorded as “Restructuring expense.” For the year ended September 30, 2013, this includes $9.6 million of accelerated depreciation on plant assets recorded in “Cost of goods sold” and approximately $3.8 million of employee termination benefits recorded as “Restructuring expense.” We expect to achieve net pretax annual cash manufacturing cost savings of approximately $14.0 million which will be fully phased in with fiscal 2015.
Loss on Foreign Currency
During the years ended September 30, 2014, 2013 and 2012 we incurred $14.0 million, $0.1 million and $0.5 million, respectively, related to the remeasurement of transactions denominated in currencies other than the functional currency of the respective transacting entity. In the current year, the net foreign currency loss is primarily driven by losses on a hedge of the CAD$320.0 million purchase price of Golden Boy.
Acquisition Related Costs
During the years ended September 30, 2014 and 2013, we incurred acquisition related expenses of approximately $29.7 million and $5.7 million, respectively, recorded as “Selling, general and administrative expenses.” In fiscal year 2014, these costs include $27.7 million for transactions that were signed, primarily attributable to professional service fees related to our fiscal 2014 acquisitions of Dakota Growers, Dymatize, Golden Boy and Michael Foods, as well as the announced acquisitions of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A. and American Blanching Company, and spending of $2.0 million for due diligence on potential acquisitions that were not signed or announced at the time of our annual reporting. In fiscal year 2013, these costs include $2.7 million for transactions that were signed, primarily attributable to professional service fees related to our fiscal 2013 acquisitions of the Attune Foods and PNC businesses and spending of $3.0 million for due diligence on potential acquisitions that were not signed or announced at the time of our annual reporting. There were no such costs incurred in fiscal 2012.
Integration Costs
We incurred $5.3 million of integration costs during the year ended September 30, 2014. These costs consist primarily of outside professional service fees related to the integration of recently acquired businesses into Post Holdings.
Spin-Off Non-Recurring Costs
In fiscal 2014, 2013 and 2012, we incurred separation related costs of $2.6 million, $8.9 million and $12.5 million, respectively. These costs are primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the TSA. All of the costs described above are reported as a component of “Selling, general and administrative expenses.” For more information on our transactions with Ralcorp refer to Note 20 in the “Notes to Consolidated Financial Statements.”
Impairment of Goodwill and Other Intangible Assets
During fiscal 2014, we recorded non-cash impairment charges totaling $295.6 million. These charges consisted of a goodwill impairment of $212.6 million and trademark impairment charges of $83.0 million. The goodwill impairment charge includes $181.3 million related to Post Foods and $31.3 million related to Dymatize, which is reported in the Active Nutrition segment. Trademark impairment charges consist of $34.4 million for our Post brand, $23.0 million for our Honey Bunches of Oats brand, $17.2 million for our Post Shredded Wheat brand and $8.4 million for our Grape-Nuts brand. During September 2013, we concluded two indefinite-lived trademarks were impaired and we recorded impairment losses of $0.2 million for our Post Shredded Wheat brand and $2.7 million for our Post brand. For more information, refer to “Critical Accounting Policies and Estimates” as well as Notes 2 and 6 in the “Notes to Consolidated Financial Statements”.
Other Expense, net
Amounts reported as “Other expense, net” on the consolidated statements of operations for the year ended September 30, 2014, consist of $35.5 million of realized and unrealized net losses related to our interest rate swaps. For additional information refer to Item 7A herein.
Interest Expense
Interest expense increased $98.2 million to $183.7 million for the year ended September 30, 2014 compared to fiscal 2013. The increase is driven primarily by the increase in outstanding debt through the November 2013 and March 2014 issuances of our 6.75% senior notes totaling $875.0 million, the June 2014 issuances of $630.0 million of our 6.00% senior notes, our $885.0 million term loan and the $41.8 million of the amortizing note component of our 5.25% tangible equity units (“TEUs”), as well as the prior year July 2013 issuance of an additional $350.0 million of our 7.375% senior notes, partially offset by a decrease in our weighted average interest rate. The term loan and the amortizing note component of the TEUs bear interest at rates of 3.75% and 5.25%, respectively. The decrease in the weighted average interest rate is due to a change in debt mix resulting from the current year issuances of the lower rate 6.75% senior notes, 6.00% senior notes, term loan and TEUs.
Interest expense increased $25.2 million to $85.5 million for the year ended September 30, 2013 compared to fiscal 2012. The increase was driven primarily by the increase in outstanding debt through the issuance of an additional $600.0 million of our 7.375% senior notes during fiscal 2013 as well as an increase in our weighted average interest rate. The increase in the weighted average interest rate was due to a change in debt mix with the repayment of our lower rate term loan during 2013 and the aforementioned increase in the 7.375% senior notes.
Income Taxes
The effective tax rate for fiscal 2014 was 19.6% compared to 31.8% for fiscal 2013 and 37.9% for fiscal 2012.
The effective tax rate for fiscal 2014 was affected by approximately $70.9 million of incremental tax expense related to the non-deductible goodwill impairment loss, by approximately $0.8 million of incremental tax expense resulting from non-deductible compensation in accordance with the provisions of Internal Revenue Code (“IRC”) section 162(m), by approximately $2.8 million of incremental tax expense resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions, by approximately $2.3 million of incremental tax expense resulting from recording a valuation allowance against the net deferred tax assets of a Canadian subsidiary, and by approximately $(2.9) million of incremental tax benefit resulting from the receipt of non-taxable interest income.
The effective tax rate for fiscal 2013 was affected by approximately $0.7 million of incremental tax expense resulting from non-deductible compensation in accordance with the provisions of IRC section 162(m), and by approximately $0.2 million of incremental tax expense resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions.
The effective tax rate for fiscal 2012 was affected by approximately $1.8 million of incremental tax expense resulting from non-deductible outside service expenses, which were incurred prior to February 3, 2012, to effect the Spin-Off. In addition, we recorded approximately $2.7 million of additional tax expense related to an uncertain tax position taken on our 2012 short-period tax return.
For fiscal 2012 and 2013, the effective tax rate was reduced by the effects of the Domestic Production Activities Deduction (DPAD), and for all three fiscal years the effective tax rate was also impacted by minor effects of shifts between the relative amounts of domestic and foreign income and state tax apportionment.
Segment Results

	Year Ended September 30,
(dollars in millions)	2014	2013	2012
Net Sales
Post Foods	$963.1	$982.8	$958.9
Michael Foods	684.8	—	—
Active Nutrition	293.3	13.9	—
Private Brands	377.4	—	—
Attune Foods	93.9	37.8	—
Eliminations	(1.4)	(0.4)	—
Total	$2,411.1	$1,034.1	$958.9

Segment Profit (Loss)
Post Foods	$186.7	$187.4	$184.8
Michael Foods	17.4	—	—
Active Nutrition	(1.8)	1.0	—
Private Brands	14.8	—	—
Attune Foods	8.7	2.5	—

Segment Profit Margin (% of net sales)
Post Foods	19%	19%	19%
Michael Foods	3	n/a	n/a
Active Nutrition	(1)	7	n/a
Private Brands	4	n/a	n/a
Attune Foods	9	7	n/a

Post Foods
Fiscal 2014 compared to 2013
Net sales and segment profit for the Post Foods segment for the year ended September 30, 2014 have been impacted by higher volumes and lower average net selling prices compared to the prior year. The decrease in average net selling prices in the current year is the result of higher liquidation sales of aged product and a sales mix shift to larger sized packages, which sell at a lower average price per ounce, and higher trade spending and coupon expense.
Net sales decreased 2% to $963.1 million primarily due to a 3% decline in average net selling prices partially offset by 1.4% higher volumes. Volume increases have been driven by growth in our Pebbles, Honey Bunches of Oats, Golden Crisp and Honeycomb brands, partially offset by declines in our Grape-Nuts, Post Shredded Wheat and Good Morenings brands and reduced volumes associated with co-manufacturing agreements. Additionally, we continue to see declines in the overall branded ready-to-eat cereal category (as measured by Nielsen), with the rate of category decline increasing in recent quarters, which has contributed to increased trade spend to maintain and grow market share positions.
Segment profit decreased $0.7 million to $186.7 million for the year ended September 30, 2014. The decrease was driven by lower average net selling prices as previously described, partially offset by reduced advertising and promotional spending, lower raw material costs (primarily corn, sugar, wheat and fruits), increased volumes and favorable manufacturing expense.
Fiscal 2013 compared to 2012
Net sales and segment profit for the Post Foods segment for the year ended September 30, 2013 were impacted by higher volumes and lower average net selling prices compared to the prior year. The decrease in average net selling prices was the result of a continuing shift of mix and package sizes to products with lower average net selling prices and higher trade spending, which included higher slotting fees of approximately $9.0 million resulting from a higher level of new product introductions in 2013.
Net sales increased 2% to $982.8 million for the fiscal year ended September 30, 2013 on 5% higher volumes partially offset by a 2% decline in average net selling prices. Volume increases in 2013 were driven by growth in our Great Grains, Good Morenings, Grape-Nuts and Post Raisin Bran brands, partially offset by declines in our Post Shredded Wheat and Pebbles brands. Honey Bunches of Oats volume was flat in 2013 as compared to 2012. Additionally, we had meaningful growth in 2013 from new product offerings associated with private label and co-manufacturing agreements.
Segment profit increased $2.6 million to $187.4 million for the year ended September 30, 2013. The increase was driven by volume increases and reduced advertising and promotion spending, partially offset by lower net selling prices and higher raw materials costs.
Michael Foods
The Michael Foods segment, acquired June 2, 2014, had net sales of $684.8 million (including $0.7 million of sales to the Private Brands segment) for the year ended September 30, 2014, a 9.0% increase compared to the comparable prior year period prior to our ownership. This increase was driven by a 7.6% increase in volumes, primarily in eggs and potatoes. Segment profit was $17.4 million in the year ended September 30, 2014. Segment profit was unfavorably impacted by a $16.9 million acquisition accounting related inventory valuation adjustment.
Active Nutrition
Fiscal 2014 compared to 2013
The Active Nutrition segment is comprised of the results from our PNC and Dymatize businesses acquired effective September 1, 2013 and February 1, 2014, respectively. Net sales for the Active Nutrition segment were $293.3 million for the year ended September 30, 2014 compared to $13.9 million in the prior year. Segment loss was $(1.8) million for the year ended September 30, 2014 compared to profit of $1.0 million in the prior year. Fluctuations in both net sales and segment profit are due to the timing of acquisitions within the Active Nutrition segment and the inclusion of additional months of results in the current year as compared to fiscal 2013. Segment profit was negatively impacted in the year ended September 30, 2014 by $3.9 million of acquisition accounting related inventory valuation adjustments. Additionally, net sales and segment profit during the current year were negatively impacted by incremental costs to address the supply chain disruptions at Dymatize and elevated input costs for milk protein concentrate.
Fiscal 2013 compared to 2012
Net sales for the Active Nutrition segment (consisting solely of the results of the acquisition of PNC in September 2013) were $13.9 million for the year ended September 30, 2013. The segment contributed $1.0 million to operating results in fiscal 2013.

Private Brands
The Private Brands segment is comprised of the results from our Dakota Growers and Golden Boy businesses acquired January 1, 2014 and February 1, 2014, respectively. Net sales for the Private Brands segment were $377.4 million for the year ended September 30, 2014. Sales have been negatively impacted in the post-acquisition period when compared to the pre-acquisition period by lower sales in the Dakota Growers business as certain customers in-sourced pasta production. Segment profit was $14.8 million for the year ended September 30, 2014. Segment profit was negatively impacted by a $5.3 million inventory valuation adjustment related to acquisition accounting. Segment profit has also been negatively impacted by elevated peanut and durum wheat costs in the current year.
Attune Foods
Fiscal 2014 compared to 2013
The Attune Foods segment net sales were $93.9 million (including $0.7 million of sales to the Post Foods segment) for the year ended September 30, 2014 compared to $37.8 million (including $0.4 million of sales to the Post Foods segment) for the year ended September 30, 2013. Segment profit was $8.7 million for the year ended September 30, 2014 compared to $2.5 million for the year ended September 30, 2013. Increases in both net sales and segment profit are due to the timing of acquisitions within the Attune Foods segment and the inclusion of additional months of results in the current year as compared to fiscal 2013. Segment profit was negatively impacted in the prior year by $1.4 million of acquisition accounting related inventory valuation adjustments.
Fiscal 2013 compared to 2012
Net sales for the Attune Foods segment were $37.8 million for the year ended September 30, 2013 (including $0.4 million of sales to the Post Foods segment). Segment profit of $2.5 million for the year ended September 30, 2013, was negatively impacted by acquisition accounting related inventory valuation adjustments of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES
In connection with funding acquisitions and managing our capital allocation, we completed the following transactions (for additional information see Note 14, Note 18 and Note 19 in the “Notes to Consolidated Financial Statements”):
Fiscal 2013

•	$600.0 million principal value of 7.375% senior notes

•	$234.0 million net proceeds through the authorization and issuance of approximately 2.4 million shares of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock
Fiscal 2014
•$525.0 million principal value of 6.75% senior notes

•	$310.2 million net proceeds through the issuance of 3.0 million shares of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock

•	Revolving credit facility in an aggregate available principal amount of $400.0 million, undrawn during fiscal 2014 with $0.5 million utilized under a letter of credit provision at September 30, 2014

•	$885.0 million principal value term loan

•	$350.0 million principal value of 6.75% senior notes

•	$303.5 million net proceeds through the issuance of 5.750 million shares of common stock, par value $0.01 per share, at a price to the public of $55.00 per share

•	$289.9 million net proceeds through the issuance of 6.325 million shares of common stock, par value $0.01 per share, at a price to the public of $47.70 per share

•	$278.6 million net proceeds through a public offering of 2.875 million TEUs each with a stated value of $100.00

•	$630.0 million principal value of 6.00% senior notes
The following table shows cash flow data for fiscal years 2014, 2013 and 2012, which is discussed below.

	Year Ended September 30,
(dollars in millions)	2014	2013	2012
Cash provided by operating activities	$183.1	$119.2	$144.0
Cash used in investing activities	(3,793.6)	(423.8)	(30.9)
Cash provided by (used in) financing activities	3,484.2	648.8	(57.1)
Effect of exchange rate changes on cash and cash equivalents	(7.3)	(0.4)	0.5
Net (decrease) increase in cash and cash equivalents	$(133.6)	$343.8	$56.5
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
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long-term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity.
Operating Activities
Fiscal 2014 compared to 2013
Cash provided by operating activities for the fiscal year ended September 30, 2014 increased by $63.9 million compared to the fiscal year ended September 30, 2013. This increase was primarily driven by incremental cash flows from our 2014 and 2013 acquisitions, $62.1 million of favorable working capital changes during the year ended September 30, 2014 when compared to working capital changes in fiscal 2013, as well as lower payments for federal income taxes, partially offset by higher interest payments of $67.0 million in the current year and lower premium received on the issuances of our senior notes ($20.1 million in 2014 compared to $35.1 million in the prior year).
Fiscal 2013 compared to 2012
Cash provided by operating activities for the fiscal year ended September 30, 2013 decreased by $24.8 million compared to the fiscal year ended September 30, 2012. The decrease included incremental cash of $35.1 million provided by the premium received on the issuances of our senior notes in 2013. After reducing 2013 operating cash flows for this item, the decrease from the 2012 period was $59.9 million. This decrease was primarily driven by increased interest payments of $42.6 million in fiscal 2013. In fiscal 2012, prior to our spin-off from Ralcorp, we were not required to cash settle interest expense. In addition, working capital changes during the year ended September 30, 2013 were unfavorable by $19.9 million when compared to fiscal 2012, primarily as result of the timing of our trade accounts payable and advertising and promotions payments.
Investing Activities
Fiscal 2014 compared to 2013
Cash used in investing activities for fiscal 2014 increased by $3,369.8 million compared to fiscal 2013. The increase was driven by net cash paid in fiscal 2014 for the acquisitions of Dakota Growers, Dymatize, Golden Boy and Michael Foods. Cash used in investing activities was also impacted in the current year by a $75.0 million payment, classified as an other long-term asset, made as a prepayment of the purchase price for the acquisition of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A. as well as escrow deposits of $55.0 million and $14.0 million, classified as restricted cash, related to the acquisitions of the PowerBar and Musashi brands and American Blanching Company, respectively. Partially offsetting these impacts was a $4.3 million cash inflow related to insurance proceeds received for loss of property at Michael Foods.
Capital expenditures were $115.5 million and $32.8 million in fiscal years 2014 and 2013, respectively. Expenditures in these years primarily related to the closure of our Modesto, California facility and the associated migration of production capacity from Modesto to other facilities as well as expenditures made to build out our stand-alone IT infrastructure in fiscal 2013. Fiscal 2014 and 2013 acquisitions added $43.0 million of capital expenditures in the current year.  Also in fiscal 2014, the Company purchased certain assets from a peanut butter manufacturing facility located in Portales, New Mexico, for $25.8 million.
Fiscal 2013 compared to 2012
Cash used in investing activities for fiscal 2013 increased by $392.9 million compared to fiscal 2012. The increase was driven by the fiscal 2013 acquisitions of substantially all of the assets of Attune Foods, Inc., certain assets of Hearthside Food Solutions and PNC. Net cash paid for these three acquisitions was $352.9 million. Cash used in investing activities was also impacted in 2013 by a $37.0 million cash deposit, classified as restricted cash, due upon the signing of the purchase agreement for the acquisition of Dakota Growers, announced in September 2013.
Capital expenditures were $32.8 million and $30.9 million in fiscal years 2013 and 2012, respectively. Expenditures in these years included machinery and equipment additions to our Battle Creek, Michigan plant needed to absorb production from our Modesto, California facility, as well as expenditures made to build out our stand-alone IT infrastructure in 2013 and the purchase of our corporate office building and related furniture and fixtures in 2012.
Financing Activities
Fiscal 2014 compared to 2013
Cash provided by financing activities was $3,484.2 million for fiscal 2014 compared to $648.8 million in 2013. The increase is primarily driven by proceeds from debt and equity issuances, the proceeds of which have been used to fund the purchase price of acquisitions completed during 2014.
Fiscal 2013 compared to 2012
Cash provided by financing activities was $648.8 million for fiscal 2013 compared to cash used of $57.1 million in 2012. The increase was primarily driven by proceeds received from the issuance of additional debt of $600.0 million and the net proceeds from the issuance of preferred stock of $234.0 million, partially offset by the payment of related debt issuance costs and the $170.6 million principal repayment on our term loan during the year ended September 30, 2013.
Debt Covenants
Under the terms of the Credit Agreement we are required to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of September 30, 2014, we were in compliance with all such financial covenants. However, among other provisions, the Credit Agreement permits the Company to incur additional unsecured debt if its consolidated leverage ratio, calculated as provided in the Credit Agreement, would be less than 5.75 to 1.00 after giving effect to such new debt. The Company’s consolidated leverage ratio exceeded this threshold as of September 30, 2014; however, the Credit Agreement, after giving effect to the May 1, 2014 amendment to our credit agreement (see Note 14), permitted the financing transactions completed in connection with the Michael Foods acquisition, notwithstanding our consolidated leverage ratio. However, the Company’s ability to finance acquisitions with unsecured debt (including additional senior notes) in the future may be limited so long as its consolidated leverage ratio equals or exceeds 5.75 to 1.00.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2014. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2014 and September 30, 2015, “1-3 Years” refers to obligations due between October 1, 2015 and September 30, 2017, “3-5 Years” refers to obligations due between October 1, 2017 and September 30, 2019, and “More Than 5 Years” refer to any obligations due after September 30, 2019.

(dollars in millions)	Total (f)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$3,810.9	$25.6	$46.5	$18.5	$3,720.3
Interest on long-term debt(a)	1,740.3	233.4	463.3	460.4	583.2
Operating lease obligations(b)	51.0	10.4	17.9	10.0	12.7
Purchase obligations(c)	2,514.5	709.6	818.9	616.6	369.4
Deferred compensation obligations(d)	12.3	0.8	0.8	2.1	8.6
Net benefit obligations(e)	115.0	4.4	10.2	11.7	88.7
Total	$8,244.0	$984.2	$1,357.6	$1,119.3	$4,782.9
____________

(a)
Interest on long-term debt is calculated using current market rates. As of September 30, 2014, we have interest rate swaps with a notional value of $1,569.5 million which will result in cash payments beginning in May 2016. Those payments have been excluded from this table.

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

(f)
We have excluded from the table above $7.4 million, which also excludes interest and penalties, for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

COMMODITY TRENDS AND SEASONALITY
Our company is exposed to price fluctuations primarily from purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil and meal, nuts, eggs, dairy, durum wheat, whey, milk protein concentrate, natural gas, diesel fuel, linerboard and resin. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In addition, inflationary pressures have had an adverse effect on Post through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2014, 2013 and 2012, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
Our results are affected by seasonal fluctuations of net sales. Shell egg, cheese and snacking and baking nut prices typically rise seasonally in the first quarter of our fiscal year due to increased demand during holiday periods.
CURRENCY
Certain sales and costs of our Canadian operations were denominated in Canadian Dollars. Consequently, profits from these businesses can be impacted by fluctuations in the value of the Canadian Dollars relative to U.S. Dollars.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2014 and September 30, 2013, we did not have any material off-balance sheet arrangements that would be reasonably likely to have a material impact on our financial position or results of operations.
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
Business Combinations - We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions we normally obtain the assistance of a third-party valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While we believe those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Inventory - Inventories, other than flocks as further discussed below, are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market value and have been reduced by an allowance for obsolete product and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimated future usage and sales. Flock inventory represents the cost of purchasing and raising chicken flocks to egg laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations, as cost of goods sold, over their expected useful lives of one to two years.
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
In fiscal years 2014, 2013 and 2012, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. We estimated royalty rates based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts, and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate was based on a weighted average cost of capital utilizing industry market data of similar companies.
At September 30, 2014, we recorded impairment losses of $34.4 million for our Post brand, $23.0 million for our Honey Bunches of Oats brand, $17.2 million for our Post Shredded Wheat brand and $8.4 million for our Grape-Nuts brand to record these trademarks at their estimated current fair values of $144.0 million, $243.9 million, $8.2 million and $14.9 million, respectively. Impairment charges of these Post Foods brands were primarily the result of the acceleration of declines within the branded ready-to-eat cereal category as well as the expectation that revenue and profit growth for Post Foods will be challenged in the medium to long-term. Due to repeated past impairments, continued weakness in the brand forecasts and a lack of sales growth from recent brand support efforts, as of October, 1 2014, the Post Shredded Wheat brand will be converted to a finite-lived asset and assigned a 20 year useful life. At September 30, 2014, the estimated fair values of the remaining unimpaired indefinite lived brands exceed their respective carrying values by at least 16%.
At September 30, 2013, we recorded impairment losses of $0.2 million for our Post Shredded Wheat brand and $2.7 million for our Post brand to record these trademarks at their estimated current fair values of $25.4 million and $178.4 million, respectively. At September 30, 2012, we concluded there was no impairment of trademarks with indefinite lives.
Goodwill - Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts, and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a quantitative goodwill impairment test. In fiscal years 2014, 2013 and 2012, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
Under the two-step quantitative impairment test, the first step of the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The estimated fair values were determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units, excluding Dymatize which is 100%). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation or all reporting units, excluding Dymatize which is 0%) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management's expectations for future growth. The discount rates were based on a risk adjusted weighted average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management judgment. For the market approach, we used estimated EBITDA and revenue multiples based on industry market data. For the Dymatize reporting unit, the market approach was not used as it was concluded that the selected industry market data was not consistent with a business with the future growth expectations of the Dymatize reporting unit.
If the fair value of a reporting unit determined in the first step of the evaluation is lower than its carrying value, we proceed to the second step, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, we must assign the fair value of the reporting unit (as determined in the first step) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment.
As of September 30, 2014, we recorded a total charge of $212.6 million for the impairment of goodwill. The impairment charge includes $181.3 million related to Post Foods primarily resulting from the acceleration of declines within the branded ready-to-eat (RTE) cereal category. Additionally, the expectation is that revenue and profit growth for Post Foods will be challenged in the medium to long-term. The Active Nutrition segment recognized charges of $31.3 million resulting from reduced near-term profitability related to supply chain disruptions at Dymatize and incremental remediation expenses, which were identified subsequent to the initial valuation at the acquisition date of February 1, 2014. At September 30, 2014, the estimated fair values of the remaining unimpaired reporting units exceed their carrying values in excess of 10% with the exception of Michael Foods egg and cheese units which exceeded their carrying values by 3.4% and 7.4%, respectively. Since the Michael Foods’ egg and cheese reporting units were recently acquired on June 2, 2014, the relatively small excess amounts are the result of stating the assets and liabilities of the reporting units at their fair value on the date of acquisition, which was only four months prior to the goodwill impairment assessment date.
Pension and Other Postretirement Benefits - Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, future salary increases, and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual return on plan assets and the expected return on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 4.56% to 3.56% for U.S. pension; from 4.61% to 3.61% for U.S. other postretirement benefits; from 4.25% to 3.25% for Canadian pension; and from 4.45% to 3.45% for Canadian other postretirement benefits) would have increased the recorded benefit obligations at September 30, 2014 by approximately $9.2 million for pensions and approximately $23.0 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 5.99% to 4.99% for U.S. and from 6.00% to 5.00% for Canadian) would have increased the net periodic benefit cost for the pension plans by approximately $0.4 million. We expect to contribute $6.9 million to the combined pension plans and $2.1 million to our postretirement medical benefit plans in fiscal 2015. Contributions beyond 2015 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. See Note 16 of “Notes to Consolidated Financial Statements” for more information about pension and other postretirement benefit assumptions.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, we are exposed to commodity price risks relating to the acquisition of raw materials and fuels. We use futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. For more information, see “Commodity Trends and Seasonality” and Note 12 of “Notes to Consolidated Financial Statements.”

Foreign Currency Risk
We have foreign currency exchange rate risk related to our Canadian entities, whose functional currency is the Canadian Dollar.
Interest Rate Risk
As of September 30, 2014, we have principal value of indebtedness of $3,810.9 million related to our 7.375%, 6.75% and 6.00% senior notes, our term loan, our 5.25% tangible equity units, $9.7 million of debt and capital leases assumed in the acquisition of Michael Foods and an undrawn $400.0 million Revolving Credit Facility. The revolving credit facility has outstanding letters of credit of $500,000.0 million which reduces the available borrowing capacity to $399,500,000.0 million at September 30, 2014. Of the total $3,810.9 million outstanding indebtedness, approximately $2,927.0 million bears interest at fixed rates with a weighted-average interest rate of 6.9% and is not subject to change based on changes in market interest rates.
We have $883.9 million of variable rate debt predominately comprised of our term loan, with a remaining outstanding principal balance of $882.8 million, which bears interest at LIBOR plus a 3% spread, subject to a 0.75% LIBOR floor. The remaining $1.1 million of secured notes bear variable interest with an effective interest rate of 3.6% at September 30, 2014. In June 2014, we entered into interest rate swaps, with a two-year forward start date, with a notional value of $869.5 million. The interest rate swaps have the effect of fixing the interest rate we will incur on the expected remaining principal balance on our variable rate term loan beginning in June 2016. In addition, as of September 30, 2014 we have interest rate swaps with a $700.0 million notional amount that obligate us to pay a weighted average fixed rate of approximately 4% and receive three-month LIBOR and will result in a net settlement in July 2018.  These swaps have the effect of locking in current low interest rates for anticipated future debt issuances to fund strategic investments, refinance existing debt or other strategic purposes.
Borrowings, if any, under the Revolving Credit Facility would bear interest at the Eurodollar Rate or the Base Rate (as such terms are defined in the Credit Agreement) plus an applicable margin ranging from 2.00% to 2.50% for Eurodollar Rate-based loans and from 1.00% to 1.50% for Base Rate-based loans, depending upon our senior secured leverage ratio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Post Holdings, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014 and 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Dakota Growers Pasta Company, Inc.; Dymatize Enterprises, LLC; Golden Boy Foods Ltd.; and MFI Holding Company Corporation from its assessment of internal control over financial reporting as of September 30, 2014 because they were acquired by the Company in purchase business combinations during 2014. We have also excluded Dakota Growers Pasta Company, Inc.; Dymatize Enterprises, LLC; Golden Boy Foods Ltd.; and MFI Holding Company Corporation from our audit of internal control over financial reporting. Dakota Growers Pasta Company, Inc.; Dymatize Enterprises, LLC; Golden Boy Foods Ltd.; and MFI Holding Company Corporation total assets and total revenues collectively represent 38% and 49%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2014.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 26, 2014

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2014	2013	2012
Net Sales	$2,411.1	$1,034.1	$958.9
Cost of goods sold	1,789.9	609.2	530.0
Gross Profit	621.2	424.9	428.9

Selling, general and administrative expenses	444.4	294.3	274.0
Amortization of intangible assets	70.8	14.6	12.6
Loss on foreign currency	14.0	0.1	0.5
Restructuring expenses	1.1	3.8	—
Impairment of goodwill and other intangible assets	295.6	2.9	—
Other operating expenses, net	3.0	1.4	2.7
Operating (Loss) Profit	(207.7)	107.8	139.1

Interest expense, net	183.7	85.5	60.3
Other expense (income)	35.5	—	(1.6)
(Loss) Earnings before Income Taxes	(426.9)	22.3	80.4
Income tax (benefit) provision	(83.7)	7.1	30.5
Net (Loss) Earnings	(343.2)	15.2	49.9
Preferred stock dividends	(15.4)	(5.4)	—
Net (Loss) Earnings Available to Common Stockholders	$(358.6)	$9.8	$49.9

(Loss) Earnings per share:
Basic	$(9.03)	$0.30	$1.45
Diluted	$(9.03)	$0.30	$1.45

Weighted-Average Common Shares Outstanding:
Basic	39.7	32.7	34.3
Diluted	39.7	33.0	34.5

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended September 30,
	2014	2013	2012
Net (Loss) Earnings	$(343.2)	$15.2	$49.9
Pension and postretirement benefit adjustments, net of tax of $5.1, $(8.2) and $12.4, respectively	(10.4)	14.4	(20.8)
Foreign currency translation adjustments	(4.1)	(2.9)	(0.2)
Total Comprehensive (Loss) Income	$(357.7)	$26.7	$28.9

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$268.4	$402.0
Restricted cash	84.8	38.1
Receivables, net	413.7	83.2
Inventories	380.7	121.9
Deferred income taxes	27.0	11.9
Prepaid expenses and other current assets	44.4	11.0
Total Current Assets	1,219.0	668.1
Property, net	831.9	388.5
Goodwill	2,886.7	1,489.7
Other intangible assets, net	2,643.0	898.4
Deferred income taxes	—	2.4
Other assets	150.5	26.7
Total Assets	$7,731.1	$3,473.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$25.6	$—
Accounts payable	225.0	77.1
Other current liabilities	269.3	68.9
Total Current Liabilities	519.9	146.0
Long-term debt	3,830.5	1,408.6
Deferred income taxes	915.1	304.3
Other liabilities	182.4	116.3
Total Liabilities	5,447.9	1,975.2

Commitments and Contingencies (See Note 15)

Stockholders’ Equity
Preferred Stock, $0.01 par value, 50.0 shares authorized
3.75% Series B, 2.4 shares issued and outstanding	0.1	—
2.50% Series C, 3.2 shares issued and outstanding
Common stock, $0.01 par value, 300.0 shares authorized, 44.8 and 32.7 shares outstanding, respectively	0.5	0.3
Additional paid-in capital	2,669.3	1,517.2
(Accumulated deficit) retained earnings	(305.7)	47.6
Accumulated other comprehensive loss	(27.6)	(13.1)
Treasury stock, at cost, 1.8 shares in each year	(53.4)	(53.4)
Total Stockholders’ Equity	2,283.2	1,498.6
Total Liabilities and Stockholders’ Equity	$7,731.1	$3,473.8

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2014	2013	2012
Cash Flows from Operating Activities
Net (loss) earnings	$(343.2)	$15.2	$49.9
Adjustments to reconcile net (loss) earnings to net cash flow provided by operating activities:
Depreciation and amortization	155.8	76.8	63.2
Premium from issuance of long-term debt	20.1	35.1	—
Impairment of goodwill and other intangible assets	295.6	2.9	—
Unrealized loss on interest rate swaps	40.4	—	—
Loss on foreign currency	7.4	—	—
Loss on write-down of assets held for sale	5.4	—	—
Non-cash stock-based compensation expense	14.5	10.5	4.5
Deferred income taxes	(87.5)	(29.1)	(2.6)
Other, net	10.6	0.9	4.1
Other changes in current assets and liabilities, net of business acquisitions:
Increase in receivables	(50.3)	(9.7)	(45.9)
Decrease in receivable from Ralcorp	—	—	41.3
Decrease (increase) in inventories	30.7	(10.8)	(11.7)
(Increase) decrease in prepaid expenses and other current assets	(0.2)	6.8	(8.7)
Increase in accounts payable and other current and non-current liabilities	83.8	20.6	49.9
Net Cash Provided by Operating Activities	183.1	119.2	144.0
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(3,564.1)	(352.9)	—
Additions to property	(115.5)	(32.8)	(30.9)
Restricted cash	(43.3)	(38.1)	—
Cash advance for acquisition	(75.0)	—	—
Insurance proceeds on loss of property	4.3	—	—
Net Cash Used in Investing Activities	(3,793.6)	(423.8)	(30.9)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,385.6	600.0	950.0
Proceeds from issuance of preferred stock, net of issuance costs	310.2	234.0	—
Proceeds from issuance of common stock, net of issuance costs	593.4	—	—
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	238.1	—	—
Proceeds from issuance of debt component of tangible equity units	41.8	—	—
Payment to Ralcorp	—	—	(900.0)
Repayments of long-term debt	(6.9)	(170.6)	(4.4)
Payments of preferred stock dividends	(14.4)	(4.2)	—
Purchases of treasury stock	—	—	(53.4)
Change in net investment of Ralcorp	—	—	(39.4)
Payments of debt issuance costs	(64.0)	(10.5)	(17.7)
Changes in intercompany debt	—	—	7.8
Other, net	0.4	0.1	—
Net Cash Provided by (Used in) by Financing Activities	3,484.2	648.8	(57.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7.3)	(0.4)	0.5
Net Increase (Decrease) in Cash and Cash Equivalents	(133.6)	343.8	56.5
Cash and Cash Equivalents, Beginning of Year	402.0	58.2	1.7
Cash and Cash Equivalents, End of Year	$268.4	$402.0	$58.2

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Preferred Stock					Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Net Investment	Retained Earnings (Deficit)	Retirement Benefit Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Total Stockholders’ Equity
Balance as of September 30, 2011	—	$—	—	$—	$—	$1,438.3	$—	$(4.6)	$1.0	$—	$1,434.7
Net earnings	—	—	—	—	—	13.3	36.6	—	—	—	49.9
Separation related adjustments	—	—	—	—	—	(182.8)	—	(7.2)	(1.0)	—	(191.0)
Reclassification of net investment to additional paid-in capital	—	—	—	—	1,268.8	(1,268.8)	—	—	—	—	—
Issuance of common stock at Spin-Off	34.4	0.3	—	—	(0.3)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4.1	—	—	—	—	—	4.1
Purchase of treasury stock	(1.7)	—	—	—	—	—	—	—	—	(53.4)	(53.4)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	—	(13.6)	—	—	(13.6)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	0.8	—	0.8
Balance as of September 30, 2012	32.7	$0.3	—	$—	$1,272.6	$—	$36.6	$(25.4)	$0.8	$(53.4)	$1,231.5
Net earnings	—	—	—	—	—	—	15.2	—	—	—	15.2
Preferred stock dividends declared	—	—	—	—	—	—	(4.2)	—	—	—	(4.2)
Issuance of preferred stock	—	—	2.4	—	234.0	—	—	—	—	—	234.0
Activity under stock and deferred compensation plans	—	—	—	—	0.1	—	—	—	—	—	0.1
Stock-based compensation expense	—	—	—	—	10.5	—	—	—	—	—	10.5
Net change in retirement benefits, net of tax	—	—	—	—	—	—	—	14.4	—	—	14.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2.9)	—	(2.9)
Balance as of September 30, 2013	32.7	$0.3	2.4	$—	$1,517.2	$—	$47.6	$(11.0)	$(2.1)	$(53.4)	$1,498.6
Net earnings	—	—	—	—	—	—	(343.2)	—	—	—	(343.2)
Preferred stock dividends declared	—	—	—	—	(4.3)	—	(10.1)	—	—	—	(14.4)
Issuance of common stock	12.1	0.2	—	—	593.2	—	—	—	—	—	593.4
Issuance of preferred stock	—	—	3.2	0.1	310.1	—	—	—	—	—	310.2
Issuance of tangible equity units	—	—	—	—	238.1	—	—	—	—	—	238.1
Activity under stock and deferred compensation plans	—	—	—	—	0.5	—	—	—	—	—	0.5
Stock-based compensation expense	—	—	—	—	14.5	—	—	—	—	—	14.5
Net change in retirement benefits, net of tax	—	—	—	—	—	—	—	(10.4)	—	—	(10.4)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(4.1)	—	(4.1)
Balance as of September 30, 2014	44.8	$0.5	5.6	$0.1	$2,669.3	$—	$(305.7)	$(21.4)	$(6.2)	$(53.4)	$2,283.2
 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share data or where indicated otherwise)

NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, active nutrition and private label food categories. The Company’s products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the Internet. Post operates in five reportable segments: Post Foods, Michael Foods, Active Nutrition, Private Brands and Attune Foods. The Post Foods segment predominately includes the Post branded ready-to-eat cereal business. The Michael Foods segment manufactures and distributes egg products and refrigerated potato products and also distributes cheese and other dairy case products to the retail, foodservice and food ingredient channels and is comprised of MFI Holding Corporation (“Michael Foods”) acquired in June 2014. The Active Nutrition segment markets and distributes high protein shakes, bars and powders as well as nutritional supplements and includes the business of Premier Nutrition Corporation (“PNC”), which was acquired in September 2013, and Dymatize Enterprises, LLC (“Dymatize”), which was acquired in February 2014. The Private Brands segment manufactures dry pasta, peanut butter and other nut butters, dried fruits and baking and snacking nuts, servicing the private label retail, foodservice and ingredient channels and consists of Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and Golden Boy Foods Ltd. (“Golden Boy”), which were acquired in January 2014 and February 2014, respectively. The Attune Foods segment manufactures and distributes premium natural and organic cereals and snacks and is comprised of the businesses of Attune Foods, Inc. (“Attune”), which we acquired substantially all of the assets of in December 2012, and certain assets of the Hearthside Food Solutions private label and branded businesses, which we acquired in May 2013.
On February 3, 2012, Post completed its legal separation from Ralcorp Holdings, Inc. (“Ralcorp”) via a tax free spin-off (the “Spin-Off”). In the Spin-Off, Ralcorp shareholders of record on January 30, 2012, the record date for the distribution, received one share of Post common stock for every two shares of Ralcorp common stock held; additionally Ralcorp retained approximately 6.8 million unregistered shares of Post common stock. At the time of distribution Ralcorp entered into a series of third party financing arrangements that effectively resulted in the contribution of its net investment in Post in exchange for the aforementioned 6.8 million shares of Post common stock and a $900.0 cash distribution which was funded through the incurrence of long-term debt by Post (see Note 14). Prior to Ralcorp’s contribution of its net investment, the net investment balance decreased due to separation related adjustments in the net amount of $182.8 primarily due to differences between the $900.0 cash distribution to Ralcorp compared to the settlement of intercompany debt of $784.5 and equity investment in partnership of $60.2 that did not transfer to Post in connection with the Spin-Off.
On February 6, 2012, Post common stock began trading on the New York Stock Exchange under the ticker symbol “POST.”
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
Throughout the reported periods prior to the Spin-Off covered by these financial statements, operations of the Company were conducted and accounted for as a reportable segment within the consolidated financial statements of Ralcorp. The financial statements have been derived from Ralcorp’s historical accounting records and reflect significant allocations of direct costs and expenses (see Note 20). All of the allocations and estimates in these financial statements are based upon assumptions that management of the Company believe are reasonable. The financial statements for periods prior to the Spin-Off do not necessarily represent the financial position or results of operations of the Company had it been operated as a separate independent entity.

Business Combinations — The Company uses the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months.
Restricted Cash — Restricted cash includes deposits with third party escrow agents in connection with recently announced acquisitions that will be credited against the purchase price if the transactions close. In addition, restricted cash also includes items such as cash deposits which serve as collateral for certain commodity hedging contracts as well as the Company's high deductible workers’ compensation insurance program.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company determines its allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency.
Inventories — In connection with the acquisition of Michael Foods (see Note 5), flocks have been added as a new category of inventory for the Company. Inventories, other than flocks as further discussed below, are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales. Flock inventory represents the cost of purchasing and raising chicken flocks to egg laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations, as cost of goods sold, over their expected useful lives of one to two years.
Assets Held for Sale — Related to the closure of its Modesto, California facility, the Company has land, building and equipment classified as assets held for sale as of September 30, 2014. The Company has committed to a plan for selling the assets, is actively and reasonably marketing them utilizing a third party broker, and sale is reasonably expected within one year. An impairment loss of $5.4 was recorded to adjust the carrying value of the assets to their fair value less estimated selling costs. The loss is reported as “Other operating expenses, net” on the Consolidated Statement of Operations. At September 30, 2014, the $16.4 carrying value of the assets are included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 20 years for machinery and equipment and 3 to 39 years for buildings, building improvements and leasehold improvements. Total depreciation expense was $85.0, $62.2 and $50.6 in fiscal 2014, 2013 and 2012, respectively. Any gains and losses incurred on the sale or disposal of assets are included in "Other operating expenses, net." Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2014	2013
Land and land improvements	$25.6	$13.0
Buildings and leasehold improvements	295.0	139.9
Machinery and equipment	714.2	436.7
Software	31.5	28.4
Construction in progress	54.7	22.5
	1,121.0	640.5
Accumulated depreciation	(289.1)	(252.0)
	$831.9	$388.5
Other Intangible Assets — Other intangible assets consist primarily of customer relationships and trademarks/brands acquired in business combinations. Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $70.8, $14.6, and $12.6 in fiscal 2014, 2013 and 2012, respectively. For the intangible assets recorded as of September 30, 2014, amortization expense of $128.2, $127.7, $127.7, $127.6, and $126.8 is scheduled for fiscal 2015, 2016, 2017, 2018 and 2019, respectively. Other intangible assets consisted of:

	September 30, 2014			September 30, 2013
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$1,743.7	$(90.9)	$1,652.8	$258.6	$(41.0)	$217.6
Trademarks/brands	554.7	(43.9)	510.8	161.5	(25.8)	135.7
Other	24.7	(3.0)	21.7	4.7	(0.3)	4.4
	2,323.1	(137.8)	2,185.3	424.8	(67.1)	357.7
Not subject to amortization:
Trademarks/brands	457.7	—	457.7	540.7	—	540.7
	$2,780.8	$(137.8)	$2,643.0	$965.5	$(67.1)	$898.4
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
At September 30, 2014, Post recorded impairment losses of $34.4 for the Post brand, $23.0 for the Honey Bunches of Oats brand, $17.2 for the Post Shredded Wheat brand and $8.4 for the Grape-Nuts brand to record these trademarks at their estimated current fair values of $144.0, $243.9, $8.2 and $14.9, respectively. Due to repeated past impairments, continued weakness in the brand forecasts and a lack of sales growth from recent brand support efforts, as of October, 1 2014, the Post Shredded Wheat brand will be converted to a finite-lived asset and assigned a 20 year useful life. At September 30, 2013, we recorded impairment losses of $0.2 for our Post Shredded Wheat brand and $2.7 for our Post brand to record these trademarks at their estimated current fair values of $25.4 and $178.4, respectively. At September 30, 2012, we concluded there was no impairment of trademarks with indefinite lives.
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
Stockholders’ Equity — Stockholders’ Equity represents the initial investment contribution from Ralcorp, the par value of our common and preferred stock net of treasury stock at cost, accumulated other comprehensive loss and retained earnings. See Note 1 for additional information. Accumulated other comprehensive loss included foreign currency translation adjustments of $(6.2), $(2.1) and $0.8 as of September 30, 2014, 2013 and 2012, respectively, as well as amounts related to postretirement benefit plans as presented in Note 16. In the first quarter of fiscal 2014, Post adopted ASU 2013-02, “Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.” The only reclassification out of accumulated other comprehensive income for the reported periods is amortization of actuarial (benefit) loss and prior service cost for pension and postretirement benefits totaling $(1.0), $2.0 and $0.4 for the years ended September 30, 2014, 2013 and 2012, respectively. Amounts are primarily classified as “Cost of goods sold” on the consolidated statements of operations.
Revenue — Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and trade allowances (including promotional price buy downs and new item promotional funding). Customer trade allowances are generally computed as a percentage of gross sales. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged, and related reserves are maintained based on return history. If additional rights of return are granted, revenue recognition is deferred. Estimated reductions to revenue for customer incentive offerings are based upon customer redemption history.
Cost of Products Sold — Cost of products sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses.” Storage and other warehousing costs totaled $65.4, $41.5 and $40.6 in fiscal 2014, 2013 and 2012, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amount reported as assets on the balance sheet was insignificant as of September 30, 2014 and 2013.
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
Income Tax (Benefit) Provision — Income tax (benefit) provision is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is not more likely than not that the future benefits will be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest due to an underpayment of income taxes is classified as income taxes. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested. Since its formation in connection with the Spin-Off, the Company's foreign subsidiaries have not generated cumulative undistributed earnings. No U.S. taxes have been provided in relation to the Company's investment in its foreign subsidiaries. See Note 7 for disclosures related to income taxes.
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
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern". This ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
NOTE 4 — RESTRUCTURING
In April 2013, the Company announced management’s decision to close its plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014.

Amounts related to the plant closure are shown in the following table. Costs are recognized in “Restructuring expenses” in the consolidated statements of operations with the exception of accelerated depreciation expense which is included in “Cost of goods sold.” These expenses are not included in the measure of segment performance for any segment (see Note 21).

	Year Ended September 30, 2014	Year Ended September 30, 2013	Cumulative Incurred to Date	Remaining Expense Expected to be Incurred
Employee severance	$1.1	$2.1	$3.2	$—
Pension curtailment	—	1.7	1.7	—
Accelerated depreciation	8.0	9.6	17.6	—
	$9.1	$13.4	$22.5	$—
Liabilities recorded related to restructuring activities and changes therein are as follows:

	September 30, 2013	Costs Incurred and Charged to Expense	Cash Paid	September 30, 2014
Employee severance	$2.1	$1.1	$(2.5)	$0.7
NOTE 5 — BUSINESS COMBINATIONS
Fiscal 2014
On January 1, 2014, Post completed its acquisition of all the stock of Agricore United Holdings Inc. (“Agricore”) from Viterra Inc. Agricore is the parent company of Dakota Growers, a manufacturer of dry pasta for the private label, foodservice and ingredient markets. The purchase price for the transaction was $370.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $366.2. In May 2014, a final settlement of net working capital and other adjustments was reached, resulting in a payment to the Company of $6.5. Dakota Growers is reported in Post’s Private Brands segment (see Note 21). Based upon the preliminary purchase price allocation, the Company has recorded $127.2 of customer relationships to be amortized over a weighted-average period of 12.5 years and $22.8 to trademarks/brands to be amortized over a weighted-average period of 18.9 years. Net sales and operating profit included in the consolidated statements of operations related to this acquisition were $190.7 and $4.4, respectively, for the year ended September 30, 2014.
On February 1, 2014, Post completed its acquisition of Dymatize, a manufacturer and marketer of premium protein powders, bars and nutritional supplements. The purchase price for the transaction was $380.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $392.5. The parties have not yet agreed on a final net working capital adjustment. The Company currently estimates the final net working capital adjustment will result in an amount due back to the Company of approximately $6.0. In accordance with the terms of the purchase agreement, the sellers are eligible for an earn-out payment of up to $17.5 based on Dymatize’s level of performance against certain financial performance targets, as defined in the purchase agreement, during calendar year 2014. Using an option pricing model, the Company estimated the acquisition date fair value of the earn-out to be approximately $5.4. As of September 30, 2014, the Company updated its estimate of the fair value of the earn-out and concluded the fair value was approximately $0.7, resulting in a gain of approximately $4.7 recognized during fiscal 2014 which was recorded as a component of selling, general and administrative expenses in the consolidated statement of operations. Dymatize is reported in Post’s Active Nutrition segment (see Note 21). Based upon the preliminary purchase price allocation, the Company has recorded $136.8 of customer relationships to be amortized over a weighted-average period of 18 years and $121.1 to trademarks/brands to be amortized over a weighted-average period of 20 years. Net sales and operating loss included in the consolidated statements of operations related to this acquisition were $124.1 and $(13.7), respectively, for the year ended September 30, 2014.
On February 1, 2014, Post completed its acquisition of Golden Boy, a manufacturer of private label peanut and other nut butters, as well as dried fruits and baking and snacking nuts. The purchase price for the transaction was CAD $320.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of approximately CAD $321.1. In May 2014, a final settlement of net working capital and other adjustments was reached, resulting in an amount paid to the sellers of CAD $2.1. Golden Boy is reported in Post’s Private Brands segment (see Note 21). Based upon the preliminary purchase price allocation, the Company has recorded $82.6 of customer relationships to be amortized over a weighted-average period of 11 years, $28.9 to trademarks/brands to be amortized over a weighted-average period of 20 years, and $20.0 to other intangible assets to be amortized over a weighted-average period of 11 years. Net sales and operating profit included in the consolidated statements of operations related to this acquisition were $186.7 and $10.4, respectively, for the year ended September 30, 2014.

On June 2, 2014, the Company completed its acquisition of Michael Foods from affiliates of GS Capital Partners, affiliates of Thomas H. Lee Partners and other owners, which is reported as Post’s Michael Foods segment. Michael Foods manufactures and distributes egg products and refrigerated potato products and also distributes cheese and other dairy case products to the retail, foodservice and food ingredient channels. The purchase price the Company paid for the transaction was approximately $2,450.0, subject to working capital and other adjustments which resulted in a cash payment at closing of approximately $2,539.1. In August 2014, a final settlement of net working capital and other adjustments was reached, resulting in an amount paid to Post of $10.0. In addition to the purchase price paid at closing, the Company will make a payment of $50.0 to the stockholders of Michael Foods on June 2, 2015. Based upon the preliminary purchase price allocation, the Company has recorded $1,126.6 of customer relationships to be amortized over a weighted-average period of 20 years and $217.7 to trademarks/brands to be amortized over a weighted-average period of 19.3 years.
On August 1, 2014, Post Foods, LLC, a subsidiary of the Company, acquired a cereal brand and related inventory for $20.4. The brand is reported as part of the Post Foods segment. Based upon the preliminary purchase price allocation, the Company has recorded $11.8 of customer relationships to be amortized over a weighted-average period of 20 years and $2.6 to trademarks/brands to be amortized over a weighted-average period of 10 years. In addition to the intangibles acquired, we purchased $0.4 of inventory and recorded $5.6 of goodwill.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations of each are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table and discussed above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new growing segments of the industry. The Company does not expect the final fair value of goodwill related to the current year acquisitions of Dakota Growers, Golden Boy and Michael Foods to be deductible for U.S. income tax purposes. The Company estimates approximately $106.4 of tax deductible goodwill will result from the Dymatize acquisition pending final resolution of net working capital amounts and the earn-out. The Company expects the fair value of goodwill generated by the cereal brand acquisition to be fully tax deductible.
Certain estimated values, including goodwill, intangible assets and deferred taxes, are not yet finalized pending the final settlement of the purchase price and purchase price allocations and are subject to change once additional information is obtained.

	Dakota Growers	Dymatize	Golden Boy	Michael Foods
Cash and cash equivalents	$2.9	$1.8	$—	$69.1
Restricted cash	—	—	—	3.4
Receivables	25.3	22.7	16.4	155.2
Income tax receivable	—	—	—	62.5
Inventories	43.4	41.0	29.8	175.7
Deferred income taxes	0.3	3.0	—	2.1
Prepaid expenses and other current assets	0.4	0.7	0.7	7.5
Property	86.0	15.7	10.5	328.3
Goodwill	160.5	104.1	154.1	1,186.7
Other intangible assets	150.0	257.9	131.5	1,344.3
Other assets	1.0	0.1	—	8.0
Current portion of long-term debt	—	—	—	(3.7)
Accounts payable	(5.6)	(17.7)	(10.3)	(109.0)
Other current liabilities	(25.7)	(7.9)	(8.4)	(79.5)
Long-term debt	—	—	—	(8.4)
Deferred income taxes	(78.4)	(29.5)	(33.8)	(555.4)
Other liabilities	(0.2)	—	(2.1)	(9.5)
Total acquisition cost	$359.9	$391.9	$288.4	$2,577.3
Fiscal 2013
On December 31, 2012, the Company purchased substantially all of the assets of Attune Foods, Inc. for approximately $9.2 of cash.

On May 28, 2013, the Company completed its acquisition of certain assets of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions (“Hearthside”) for approximately $159.9 of cash. The Company combined this business with the Attune business to form the Attune Foods reporting segment (see Note 21).
On September 1, 2013, the Company completed its acquisition of PNC for approximately $186.0 of cash. PNC is reported in Post’s Active Nutrition segment (see Note 21). Net sales and operating profit included in the consolidated statement of operations related to this acquisition were $169.2 and $11.9, respectively, for the year ended September 30, 2014. During the first quarter of fiscal 2014, a final settlement of net working capital was reached, resulting in an increase in total consideration of approximately $0.1 and a corresponding increase in goodwill. In addition, during the second quarter of fiscal 2014, $1.2 of pre-acquisition net operating losses (“NOLs”) were identified and a deferred tax asset was recorded as well as a corresponding decrease to goodwill. As these adjustments did not have a significant impact on the consolidated statements of operations, balance sheets or cash flows, the financial statements have not been retrospectively adjusted.
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

	Attune	Hearthside	PNC
Cash and cash equivalents	$—	$—	$2.1
Receivables	0.5	5.5	11.3
Inventories	2.6	6.3	23.9
Deferred income taxes	—	—	6.9
Prepaid expenses and other current assets	0.1	0.2	2.8
Property	0.1	15.6	0.7
Goodwill	3.6	71.5	47.2
Other intangible assets	3.8	63.5	112.6
Accounts payable	(1.3)	(2.1)	(15.6)
Other current liabilities	(0.2)	(0.3)	(2.4)
Deferred income taxes	—	(0.3)	(2.8)
Other liabilities	—	—	(0.7)
Total acquisition cost	$9.2	$159.9	$186.0
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of all business acquired in fiscal years 2014 and 2013 for the periods presented as if the fiscal 2014 acquisitions had occurred on October 1, 2012 and the fiscal 2013 acquisitions had occurred on October 1, 2011, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	2014	2013	2012
Pro forma net sales	$3,965.2	$3,874.7	$1,143.6
Pro forma net (loss) earnings available to common stockholders	$(329.9)	$11.0	$42.3
Pro forma basic (loss) earnings per share	$(8.31)	$0.34	$1.23
Pro forma diluted (loss) earnings per share	$(8.31)	$0.33	$1.23
NOTE 6 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Foods	Michael Foods	Active Nutrition	Private Brands	Attune Foods	Total
Balance, September 30, 2012
Goodwill (gross)	$1,794.4	$—	$—	$—	$—	$1,794.4
Accumulated impairment losses	(427.8)	—	—	—	—	(427.8)
Goodwill (net)	$1,366.6	$—	$—	$—	$—	$1,366.6
Goodwill acquired	—	—	48.3	—	75.1	123.4
Currency translation adjustment	(0.3)	—	—	—	—	(0.3)
Balance, September 30, 2013
Goodwill (gross)	$1,794.1	$—	$48.3	$—	$75.1	$1,917.5
Accumulated impairment losses	(427.8)	—	—	—	—	(427.8)
Goodwill (net)	$1,366.3	$—	$48.3	$—	$75.1	$1,489.7
Goodwill acquired	5.6	1,186.7	104.1	314.6	—	1,611.0
Impairment loss	(181.3)	—	(31.3)	—	—	(212.6)
Purchase price true-up adjustment	—	—	(1.1)	—	—	(1.1)
Currency translation adjustment	(0.4)	—	—	0.1	—	(0.3)
Balance, September 30, 2014
Goodwill (gross)	$1,799.3	$1,186.7	$151.3	$314.7	$75.1	$3,527.1
Accumulated impairment losses	(609.1)	—	(31.3)	—	—	(640.4)
Goodwill (net)	$1,190.2	$1,186.7	$120.0	$314.7	$75.1	$2,886.7
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a qualitative goodwill impairment test is performed. In fiscal years 2014 and 2013, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units, excluding Dymatize which is 100%). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation or all reporting units, excluding Dymatize which is 0%) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data.
As of September 30, 2014, the Company recorded a total charge of $212.6 for the impairment of goodwill. The impairment charge includes $181.3 related to Post Foods primarily resulting from the acceleration of declines within the branded ready-to-eat cereal category. Additionally, the expectation is that revenue and profit growth for Post Foods will be challenged in the medium to long-term. The Active Nutrition segment recognized charges of $31.3 resulting from reduced near-term profitability related to supply chain disruptions at Dymatize, which were identified subsequent to the initial valuation at the acquisition date of February 1, 2014, and incremental remediation expenses.
These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 13. The goodwill impairment losses are aggregated with trademark impairment losses in “Impairment of goodwill and other intangible assets” in the Consolidated Statement of Operations.
NOTE 7 — INCOME TAXES
The (benefit) provision for income taxes consisted of the following:

	Year Ended September 30,
	2014	2013	2012
Current:
Federal	$0.9	$33.0	$30.8
State	—	3.2	2.3
Foreign	2.9	—	—
	3.8	36.2	33.1
Deferred:
Federal	(80.1)	(26.8)	(3.2)
State	(7.3)	(1.8)	(0.5)
Foreign	(0.1)	(0.5)	1.1
	(87.5)	(29.1)	(2.6)
Income tax (benefit) provision	$(83.7)	$7.1	$30.5
A reconciliation of income tax (benefit) provision with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2014	2013	2012
Computed tax at federal statutory rate (35%)	$(149.4)	$7.8	$28.1
Non-deductible goodwill impairment loss	70.9	—	—
Non-deductible compensation	0.8	0.7	—
Non-deductible transaction costs	2.8	0.2	1.8
Domestic production activities deduction	—	(2.9)	(0.9)
State income taxes, net of effect on federal tax	(6.6)	1.0	2.0
Non-taxable interest income	(2.9)	—	—
Valuation allowance	2.3	—	—
Other, net (none in excess of 5% of computed tax)	(1.6)	0.3	(0.5)
Income tax (benefit) provision	$(83.7)	$7.1	$30.5
The effective tax rate for fiscal 2014 was 19.6% compared to 31.8% for fiscal 2013 and 37.9% for fiscal 2012.
The effective tax rate for fiscal 2014 was affected by approximately $70.9 of incremental tax expense related to the non-deductible goodwill impairment loss, by approximately $0.8 of incremental tax expense resulting from non-deductible compensation in accordance with the provisions of Internal Revenue Code (“IRC”) section 162(m), by approximately $2.8 of incremental tax expense resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions, by approximately $2.3 of incremental tax expense resulting from recording a valuation allowance against the net deferred tax assets of a Canadian subsidiary, and by approximately $(2.9) of incremental tax benefit resulting from the receipt of non-taxable interest income.
The effective tax rate for fiscal 2013 was affected by approximately $0.7 of incremental tax expense resulting from non-deductible compensation in accordance with the provisions of IRC section 162(m), and by approximately $0.2 of incremental tax expense resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions.
The effective tax rate for fiscal 2012 was affected by approximately $1.8 of incremental tax expense resulting from non-deductible outside service expenses, which were incurred prior to February 3, 2012, to effect the Spin-Off. In addition, Post recorded approximately $2.7 of additional tax expense related to an uncertain tax position taken on our 2012 short-period tax return.
For fiscal 2012 and 2013, the effective tax rate was reduced by the effects of the Domestic Production Activities Deduction (DPAD), and for all three fiscal years the effective tax rate was also impacted by minor effects of shifts between the relative amounts of domestic and foreign income and state tax apportionment.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2014			September 30, 2013
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued vacation, incentive and severance	$6.5	$—	$6.5	$5.2	$—	$5.2
Net operating loss carryforwards, credits	7.3	—	7.3	—	—	—
Stock-based and deferred compensation	2.7	—	2.7	—	—	—
Other accrued liabilities	7.1	—	7.1	1.6	—	1.6
Other items	7.0	(3.3)	3.7	5.4	(0.3)	5.1
Total gross deferred income taxes, current	30.6	(3.3)	27.3	12.2	(0.3)	11.9
Valuation allowance	(0.3)	—	(0.3)	—	—	—
Total current deferred income taxes	30.3	(3.3)	27.0	12.2	(0.3)	11.9

Noncurrent:
Property	—	(142.5)	(142.5)	—	(74.0)	(74.0)
Intangible assets	—	(863.1)	(863.1)	—	(297.7)	(297.7)
Pension and other postretirement benefits	42.9	—	42.9	37.0	—	37.0
Stock-based and deferred compensation	14.7	—	14.7	10.3	—	10.3
Derivative mark-to-market adjustments	15.4	—	15.4	—	—	—
Net operating loss carryforwards	23.4	—	23.4	21.6	—	21.6
Other items	1.5	—	1.5	0.9	—	0.9
Total gross deferred income taxes, noncurrent	97.9	(1,005.6)	(907.7)	69.8	(371.7)	(301.9)
Valuation allowance	(7.4)	—	(7.4)	—	—	—
Total non-current deferred income taxes	90.5	(1,005.6)	(915.1)	69.8	(371.7)	(301.9)
Total deferred taxes	$120.8	$(1,008.9)	$(888.1)	$82.0	$(372.0)	$(290.0)
As of September 30, 2014, Post had federal net operating loss (“NOL”) carryforwards totaling approximately $100.9 which have expiration dates beginning in fiscal 2021 and extending through fiscal 2034. As of September 30, 2014, Post had a carryforward of approximately $3.1 related to interest expense for which the deduction was disallowed in a prior period under section 163(j) of the IRC, and this carryforward does not expire. As of September 30, 2014, Post had state NOL carryforwards totaling approximately $114.6 which have expiration dates beginning in fiscal 2015 and extending through fiscal 2034. As of September 30, 2014, Post had NOL carryforwards in foreign jurisdictions of approximately $16.2 which have expiration dates beginning in fiscal 2026 and extending through fiscal 2034.
All of these NOLs and carryforwards were acquired through acquisitions made during fiscal 2013 and 2014. As a result of these ownership changes, the deductibility of the NOLs is subject to limitation under section 382 of the IRC and similar limitations under state tax law. Giving consideration to the section 382 and state limitations, the Company believes it will generate sufficient taxable income to fully utilize the federal and state NOLs before they expire.
The tax benefit of NOLs in foreign jurisdictions has been offset by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future.
No provision has been made for income taxes on undistributed earnings of consolidated non-U.S. subsidiaries of $1.0 at September 30, 2014 since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
For fiscal 2014, 2013 and 2012, foreign income (loss) before income taxes was $0.6, $(2.0) and $4.5, respectively.
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

Unrecognized tax benefits activity for the years ended September 30, 2014 and 2013 is presented in the following table:

Unrecognized tax benefits, September 30, 2012	$2.7
Additions based on current tax positions	0.9
Reductions for prior year tax positions	—
Settlements with tax authorities/statute expirations	—
Unrecognized tax benefits, September 30, 2013	$3.6
Additions based on current tax positions and acquisitions	4.3
Reductions for prior year tax positions	—
Settlements with tax authorities/statue expirations	(0.5)
Unrecognized tax benefits, September 30, 2014	$7.4
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate is $6.9 at September 30, 2014. During fiscal year 2014, the Company recorded a benefit of approximately $0.5 reflecting the effect of the closing of statutes of limitations and settlements with taxing authorities. The Company expects approximately $0.5 of the unrecognized tax benefits to decrease within twelve months of the reporting date. The Company had no unrecognized tax benefits for any periods prior to fiscal 2012.
The Company classifies tax-related interest and penalties as components of income tax expense. The accrued interest and penalties are not included in the table above. The Company accrued approximately $0.9 and $0.1 of interest and penalties at September 30, 2014 and September 30, 2013, respectively. Interest was computed on the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns.
Based on the provisions of the Tax Allocation Agreement between Post and Ralcorp, Ralcorp retained responsibility for income tax liabilities and income tax returns related to all periods prior to the Spin-Off date of February 3, 2012. There are no open income tax audits in any of Post’s filing jurisdictions for periods subsequent to the Spin-Off date. U.S. federal, U.S. state and Canada income tax returns for the tax years ended September 30, 2013 and September 30, 2012 are subject to examination by the tax authorities in each respective jurisdiction.
For the acquisitions made in 2013 and 2014, the seller generally retained responsibility for all income tax liabilities through the date of acquisition. With respect to the Michael Foods acquisition, Post assumed all income tax liabilities for those jurisdictions which remain subject to examination for tax years 2008 through 2013.
NOTE 8 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. The Company’s tangible equity units (“TEUs”) (see Note 18) are assumed to be settled at the minimum settlement amount for weighted-average shares for basic earnings per share. For diluted earnings per share, the shares, to the extent dilutive, are assumed to be settled as described in Note 18.
In connection with the Spin-Off, Ralcorp stock settled stock appreciation right awards were converted to 0.3 million Post awards for certain employees and 0.1 million Post restricted shares were issued to holders of Ralcorp restricted shares. See Note 1 for further discussion of the Spin-Off.

	Year Ended September 30,
	2014	2013	2012
Net (loss) earnings	$(343.2)	$15.2	$49.9
Preferred stock dividends	(15.4)	(5.4)	—
Net (Loss) Earnings Available to Common Stockholders	$(358.6)	$9.8	$49.9

Weighted-average shares for basic earnings per share	39.7	32.7	34.3
Effect of dilutive securities:
Stock options	—	0.1	—
Stock appreciation rights	—	0.1	0.1
Restricted stock awards	—	0.1	0.1
Total dilutive securities	—	0.3	0.2
Weighted-average shares for diluted earnings per share	39.7	33.0	34.5

Basic (loss) earnings per share	$(9.03)	$0.30	$1.45
Diluted (loss) earnings per share	$(9.03)	$0.30	$1.45
For the years ended September 30, 2014, 2013 and 2012, weighted-average shares for diluted (loss) earnings per common share excludes 3.7 million, 0.3 million and 2.3 million equity awards, respectively, and for the years ended September 30, 2014 and 2013, excludes 11.0 million and 5.1 million shares, respectively related to the potential conversion of the Company’s convertible preferred stock (See Note 19) as they were anti-dilutive. For the year ended September 30, 2014 there were 1.1 million TEUs excluded from diluted earnings per share as they were anti-dilutive.
NOTE 9 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2014	2013	2012
Advertising and promotion expenses	$121.8	$118.4	$126.4
Repair and maintenance expenses	58.6	41.6	38.6
Research and development expenses	10.2	8.6	7.9
Rent expense	11.3	4.8	4.1
Interest paid	143.3	76.3	33.7
Income taxes paid	11.9	25.5	35.8
Intercompany interest paid	—	—	17.7

NOTE 10 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2014	2013
Receivables, net
Trade	$332.2	$83.4
Income tax receivable	67.1	—
Other	15.8	0.1
	415.1	83.5
Allowance for doubtful accounts	(1.4)	(0.3)
	$413.7	$83.2
Inventories
Raw materials and supplies	$99.2	$29.2
Work in process	16.3	1.1
Finished products	235.8	91.6
Flocks	29.4	—
	$380.7	$121.9
Accounts Payable
Trade	$194.3	$57.1
Book cash overdrafts	12.1	7.0
Other items	18.6	13.0
	$225.0	$77.1
Other Current Liabilities
Advertising and promotion	$60.9	$12.6
Accrued interest	47.8	13.0
Compensation	32.4	18.9
Due to Michael Foods former owner	48.9	—
Miscellaneous accrued taxes	5.8	4.0
Deferred revenue	8.2	8.3
Other	65.3	12.1
	$269.3	$68.9
Other Liabilities
Pension and other postretirement benefit obligations	$114.1	$97.8
Deferred compensation	12.3	13.4
Interest rate swaps	40.4	—
Other	15.6	5.1
	$182.4	$116.3
NOTE 11 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Year Ended September 30,
	2014	2013	2012
Balance, beginning of year	$0.3	$0.3	$—
Provision charged to expense	0.3	—	—
Write-offs, less recoveries	(0.2)	—	—
Impact of acquisitions	1.0	—	—
Transfers from Ralcorp Receivables Corporation, net	—	—	0.3
Balance, end of year	$1.4	$0.3	$0.3
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

Prior to the Spin-Off, Post participated in Ralcorp’s derivative instrument program which consisted of commodity contracts (options, futures and swaps) on raw material and fuel purchases. The effects of Post’s participation in Ralcorp’s derivative instrument program on the statements of operations for the year ended September 30, 2012 was a loss of $2.0. There was no such earnings impact in 2013 or 2014. Derivative instrument gains and losses are included in “Cost of goods sold” for all periods presented. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program.
The Company maintains options, futures contracts and interest rate swaps which have been designated as economic hedges of raw materials, fuel and energy purchases and variable rate debt.
As of September 30, 2014, the Company has interest rate swaps with a notional amount of $869.5 that have the effect of converting our variable interest rate term loan debt to fixed interest rates beginning in June 2016. In addition, as of September 30, 2014, the Company has interest rate swaps with a $700.0 notional amount that obligate Post to pay a weighted average fixed rate of approximately 4% and receive three-month LIBOR and will result in a net settlement in July 2018.  These swaps have the effect of locking in current low interest rates for anticipated future debt issuances to fund strategic investments, refinance existing debt or other strategic purposes. In connection with the acquisition of Michael Foods, the Company acquired additional interest rate swaps with a notional amount of $350.0 that were not settled at the closing of the acquisition and remain outstanding at September 30, 2014. The notional amounts of natural gas and heating oil futures and commodity contracts were $23.4 and $53.0, respectively. These contracts relate to inputs that generally will be utilized within the next 12 months.
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Commodity, natural gas and heating oil derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount.
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of September 30, 2014 and 2013.

		Fair Value of Liabilities as of September 30, 2014
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$8.0	$—	$8.0
Natural gas and heating oil futures	Other current liabilities	0.9	—	0.9
Interest rate swaps	Other current liabilities	2.7	—	2.7
Interest rate swaps	Other liabilities	40.4	—	40.4
		$52.0	$—	$52.0

		Fair Value of Liabilities as of September 30, 2013
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$0.1	$—	$0.1
Natural gas and heating oil futures	Other current liabilities	0.1	—	0.1
		$0.2	$—	$0.2
The following table presents the gain or loss from derivative instruments that were not designated as hedging instruments and were recorded on the Company’s Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012.

	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings
		2014	2013	2012
Participation in Ralcorp’s derivative program	Cost of goods sold	$—	$—	$(2.0)
Commodity contracts	Cost of goods sold	(12.4)	(0.6)	—
Natural gas futures	Cost of goods sold	(0.4)	(0.3)	0.3
Foreign exchange contracts	Selling, general and administrative expenses	(6.3)	—	—
Interest rate swaps	Other expense, net	(35.5)	—	—
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	September 30, 2014			September 30, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Deferred compensation investment	$10.2	$10.2	$—	$8.5	$8.5	$—

Liabilities
Deferred compensation liabilities	12.3	—	12.3	13.4	—	13.4
Derivative liabilities	52.0	—	52.0	0.2	—	0.2
	$64.3	$—	$64.3	$13.6	$—	$13.6
The following table represents the fair value of Post’s long-term debt which is not recorded at fair value in the consolidated balance sheets, but is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	September 30, 2014	September 30, 2013
Senior notes	$2,768.2	$1,450.6
Term loan	872.9	—
TEUs (debt component; see Note 18)	29.5	—
	$3,670.6	$1,450.6
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

Refer to Note 12 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the consolidated statements of operations.
The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments.
NOTE 14 — LONG TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	September 30,
	2014	2013
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	—
6.00% Senior Notes maturing December 2022	630.0	—
Term Loan	882.8	—
TEUs (see Note 18)	38.4	—
4.57% 2012 Series Bond maturing September 2017	4.8	—
Secured notes	1.1	—
Capital leases	3.8	—
	3,810.9	1,375.0
Less: Current Portion	(25.6)	—
Plus: Unamortized premium (discount), net	45.2	33.6
Total long-term debt	$3,830.5	$1,408.6
On February 3, 2012, the Company issued 7.375% senior notes in an aggregate principal amount of $775.0 to Ralcorp pursuant to a contribution agreement in connection with the internal reorganization. The 7.375% senior notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee.
On October 25, 2012, the Company issued additional 7.375% senior notes with an aggregate principal value of $250.0 at a price of 106% of par value. On July 18, 2013, the Company issued additional 7.375% senior notes with an aggregate principal value of $350.0 at a price of 105.75% of par value. The premiums related to these 7.375% senior notes are amortized as a reduction to interest expense over the term of the senior notes. Interest payments on the 7.375% senior notes are due semi-annually each February 15 and August 15. The maturity date of the 7.375% senior notes is February 15, 2022.
On November 18, 2013, the Company issued $525.0 principal value of 6.75% senior notes due in December 2021. The 6.75% senior notes were issued at par and the Company received $516.2 after paying investment banking and other fees of $8.8, which will be deferred and amortized to interest expense over the term of the notes. On March 19, 2014, the Company issued an additional $350.0 principal value of 6.75% senior notes due in December 2021. The additional 6.75% senior notes were issued at 105.75% of par value and the Company received $364.0 after paying investment banking and other fees of $6.1, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 6.75% senior notes are due semi-annually each June 1 and December 1.
On June 2, 2014, the Company issued $630.0 principal value of 6.00% senior notes due in December 2022. The 6.00% senior notes were issued at par and the Company received $619.0 after paying investment banking and other fees of $11.0, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 6.00% senior notes are due semi-annually each June 15 and December 15.
The 7.375% senior notes, 6.75% senior notes and 6.00% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future material domestic subsidiaries (other than immaterial subsidiaries or receivables finance subsidiaries). Our foreign subsidiaries do not guarantee the senior notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). See Note 22 for additional information.
On January 29, 2014, the Company entered into a Credit Agreement as amended on May 1, 2014 (the “Credit Agreement”) among the Company, the institutions from time to time party thereto as Lenders (the “Lenders”), Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, as Syndication Agent, Credit Suisse AG, Cayman Islands Branch and Goldman Sachs Bank USA, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (in such capacity, the “Agent”). The Credit Agreement, together with a Joinder Agreement No. 1, dated May 1, 2014, provided for a revolving credit facility in an aggregate principal amount of $400.0 (the “Revolving Credit Facility”) and potential incremental revolving and term facilities at the request of the Company and at the discretion of the Lenders, on terms to be determined and in a maximum aggregate amount not to exceed the greater of $600.0 and an amount such that the Company’s pro forma senior secured leverage ratio would not exceed 2.50 to 1.00. The outstanding amounts under the Revolving Credit Facility must be repaid on or before January 29, 2019. The Company incurred $3.6 of issuance costs in connection with the Credit Agreement. The revolving credit facility has outstanding letters of credit of $0.5 which reduces the available borrowing capacity to $399.5 at September 30, 2014.
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
The Credit Agreement also contains customary financial covenants including (a) a quarterly maximum senior secured leverage ratio of 3.00 to 1.00, and (b) a quarterly minimum interest coverage ratio of 1.75 to 1.00. However, among other provisions, the Credit Agreement permits the Company to incur additional unsecured debt only if its consolidated leverage ratio, calculated as provided in the Credit Agreement, would be less than 5.75 to 1.00 after giving effect to such new debt. As of September 30, 2014, the Company’s consolidated leverage ratio exceeded this threshold. However, the Credit Agreement, after giving effect to the previously discussed amendment, permitted the Company to issue, in June 2014, the unsecured debt transactions described above in connection with the Company’s acquisition of Michael Foods.
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
In February 2014, the Company paid $2.5 of financing fees to the underwriters of a financing commitment the Company entered into in September 2013 to fund our acquisition of Dakota Growers. The commitment was not exercised and the Company has expensed the full amount to interest expense for the year ended September 30, 2014. In addition, financing costs of $4.3 related to the unused bridge loan and $6.7 for the portion of the term loan commitment not used were immediately recorded to interest expense during the year ended September 30, 2014.
In connection with the acquisition of Michael Foods, the Company assumed debt consisting of a 4.57% 2012 Series Bond and the secured notes. The 4.57% 2012 Series Bond guarantees the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facility in Wakefield, Nebraska. The bond bears interest at a rate of 4.57% and matures

September 15, 2017. The secured notes are variable-rate notes secured by equipment used in Michael Foods’ potato products facility and mature on November 25, 2014. At September 30, 2014, the notes had an effective interest rate of 3.6%.
At September 30, 2014, capital leases consisted of a lease, with an outstanding balance of $3.8, on Michael Foods’ Winnipeg, Manitoba egg products processing facility which expires August 31, 2022.
Debt Covenants
The terms of the Credit Facility require the Company to comply with certain financial covenants consisting of ratios for maximum consolidated senior secured leverage and minimum consolidated interest expense coverage. As of September 30, 2014, the Company was in compliance with all such financial covenants.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
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
Michael Foods received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 27, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as Michael Foods’ participation in various programs of United Egg Producers. Michael Foods has fully cooperated with the Florida Attorney General’s Office to date. Further compliance is suspended pending proceedings in the civil antitrust litigation referenced above.
Post does not believe it is possible to estimate the possible loss in connection with these litigated matters. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the future results of operations.
Other: The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually and in the aggregate to the consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the consolidated financial position, results of operations or cash flows.
Post's operations are also subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater discharge and pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company's foreign facilities are subject to local and national regulations similar to those applicable to us in the United States. Additionally, many of the Michael Foods facilities discharge wastewater pursuant to wastewater discharge permits. The Company disposes of waste from its internal egg production primarily by transferring it to farmers for use as fertilizer and disposes of solid waste from potato processing primarily by transferring it to one or more processors who convert it to animal feed. Post has made, and will continue to make, expenditures to ensure environmental compliance.
Lease Commitments
Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2014 were $10.4, $9.7, $8.2, $5.5, $4.5 and $12.7 for fiscal 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFITS
Certain of the Company’s employees are eligible to participate in the Company’s qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Inc. The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and certain allocations. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.
Effective January 1, 2011, benefit accruals for defined benefit pension plans were frozen for all administrative employees and certain production employees.
The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2014, and a statement of the funded status and amounts recognized in the combined balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	Year Ended September 30,		Year Ended September 30,
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of period	$44.1	$39.9	$87.7	$101.3
Service cost	3.5	4.2	1.9	2.4
Interest cost	2.2	1.8	4.5	4.0
Plan participants’ contributions	0.7	0.8	—	—
Plan changes	—	—	—	(3.5)
Actuarial loss (gain)	3.7	(2.2)	12.8	(14.9)
Benefits paid	(1.9)	(1.7)	(1.1)	(1.3)
Curtailments	—	1.2	—	—
Special termination benefits	—	0.4	—	—
Currency translation	(0.6)	(0.3)	(0.6)	(0.3)
Benefit obligation at end of period	$51.7	$44.1	$105.2	$87.7

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$32.1	$23.2	$—	$—
Actual return on plan assets	3.9	1.6	—	—
Employer contributions	7.7	8.5	1.1	1.3
Plan participants’ contributions	0.7	0.8	—	—
Benefits paid	(1.9)	(1.7)	(1.1)	(1.3)
Currency translation	(0.6)	(0.3)	—	—
Fair value of plan assets at end of period	41.9	32.1	—	—
Funded status	$(9.8)	$(12.0)	$(105.2)	$(87.7)

Amounts recognized in assets or liabilities
Other assets	$1.2	$—	$—	$—
Other current liabilities	—	—	(2.1)	(1.9)
Other liabilities	(11.0)	(12.0)	(103.1)	(85.8)
Net amount recognized	$(9.8)	$(12.0)	$(105.2)	$(87.7)

Amounts recognized in accumulated other comprehensive income or loss
Net actuarial loss (gain)	$9.6	$8.5	$25.3	$12.9
Prior service cost (credit)	0.9	1.3	(2.8)	(5.2)
Total	$10.5	$9.8	$22.5	$7.7

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	4.56%	5.15%	4.61%	5.21%
Discount rate — Canadian plans	4.25%	4.87%	4.45%	5.01%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%	2.75%
The accumulated benefit obligation exceeded the fair value of plan assets for the domestic pension plans at September 30, 2014 and September 30, 2013. The aggregate accumulated benefit obligation for pension plans was $48.7 at September 30, 2014 and $41.7 at September 30, 2013. The Company recorded a benefit obligation reduction of $3.5 in fiscal 2103 related to increases in beneficiary cost sharing.
The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income.

	Pension Benefits
	Year Ended September 30,
	2014	2013	2012
Components of net periodic benefit cost
Service cost	$3.5	$4.2	$3.7
Interest cost	2.2	1.8	1.5
Expected return on plan assets	(2.0)	(1.7)	(1.5)
Recognized net actuarial loss	0.7	1.1	0.5
Recognized prior service cost	0.3	0.4	0.4
Curtailments/settlements/special termination benefits	—	1.7	—
Net periodic benefit cost	$4.7	$7.5	$4.6

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans (Pre-Spin)	n/a	n/a	5.05%
Discount rate — U.S. plans (Post-Spin)	5.15%	4.13%	4.82%
Discount rate — Canadian plans	4.87%	4.25%	5.15%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	3.00%	3.00%
Expected return on plan assets — U.S. plans	5.99%	6.00%	8.50%
Expected return on plan assets — Canadian plans	6.00%	6.25%	6.25%

Changes benefit obligation recognized in other comprehensive income or loss
Net loss (gain)	$1.7	$(2.1)	$6.3
Recognized loss	(0.7)	(1.1)	(0.6)
Recognized prior service cost	(0.3)	(0.4)	(0.4)
Loss adjustment due to Spin-Off	—	—	10.8
Currency translation	—	—	0.1
Total recognized in other comprehensive income or loss (before tax effects)	$0.7	$(3.6)	$16.2

	Other Benefits
	Year Ended September 30,
	2014	2013	2012
Components of net periodic benefit cost
Service cost	$1.9	$2.4	$2.3
Interest cost	4.5	4.0	4.1
Recognized net actuarial loss	0.4	1.7	0.6
Recognized prior service credit	(2.4)	(1.1)	(1.2)
Net periodic benefit cost	$4.4	$7.0	$5.8

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans (Pre-Spin)	n/a	n/a	5.13%
Discount rate — U.S. plans (Post-Spin)	5.21%	3.96%	4.86%
Discount rate — Canadian plans	5.01%	4.39%	5.26%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	3.00%	3.00%

Changes in plan assets and benefit obligation recognized in other comprehensive income or loss
Net loss (gain)	$12.8	$(14.9)	$5.1
Recognized loss	(0.4)	(1.7)	(0.6)
Prior service credit	—	(3.5)	—
Recognized prior service credit	2.4	1.1	1.2
Loss adjustment due to Spin-Off	—	—	11.2
Currency translation	—	—	0.1
Total recognized in other comprehensive income or loss (before tax effects)	$14.8	$(19.0)	$17.0
For pension benefits, the estimated net actuarial loss and prior service cost (credit) expected to be reclassified from accumulated other comprehensive income into net periodic benefit cost during 2015 related to pension benefits are $0.9 and $0.3, respectively. The corresponding amounts related to other postretirement benefits are $1.4 and $(1.6), respectively.
The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 50% equity securities (comprised of 27.5% U.S. equities and 22.5% foreign equities), 39.5% debt securities, 10% real assets and 0.5% cash. At September 30, 2014, equity securities were 56%, debt securities were 37%, real assets were 6% and other was 1% of the fair value of total plan assets, approximately 85% of which was invested in passive index funds. At September 30, 2013, equity securities were 56%, debt securities were 38%, real assets were 5% and other was 1% of the fair value of total plan assets, approximately 85% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The following table represents the pension plan’s assets measured at fair value on a recurring basis and the basis for that measurement (for more information on the fair value framework in ASC Topic 820, refer to Note 13).

	September 30, 2014			September 30, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Mutual funds:
Equities	$23.4	$—	$23.4	$17.9	$—	$17.9
Bonds	2.6	2.6	—	2.5	2.5	—
Pooled Assets	3.0	—	3.0	2.2	—	2.2
Fixed income	10.0	—	10.0	7.5	—	7.5
Real assets	2.4	—	2.4	1.6	—	1.6
	41.4	2.6	38.8	31.7	2.5	29.2
Cash	0.5	0.5	—	0.4	0.4	—
	$41.9	$3.1	$38.8	$32.1	$2.9	$29.2
The fair value of mutual funds is based on quoted net asset values of the shares held by the plan at year end.

For September 30, 2014 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2015 was 8.5% and 6.4% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2013 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2014 was 9.0% and 6.6% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2014 and 2013 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 6.0% and 6.5%, respectively, declining gradually to an ultimate rate of 5% for 2017 and beyond. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2014.

	Increase	Decrease
Effect on postretirement benefit obligation	$22.8	$(17.8)
Effect on total service and interest cost	1.4	(1.1)
As of September 30, 2014, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2015	2016	2017	2018	2019	2020- 2024
Pension benefits	$2.3	$2.3	$2.1	$2.0	$2.1	$14.2
Other benefits	2.1	2.7	3.1	3.6	4.0	23.2
Subsidy receipts	—	—	—	—	—	1.1
In addition to the contributions made as benefit payments in unfunded plans and participant contributions, the Company expects to make $6.9 of contributions to its defined benefit pension plans during fiscal 2015.
In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $7.1, $2.8 and $1.8 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
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
Total compensation cost for stock-based compensation awards recognized in the fiscal years ended 2014, 2013 and 2012 was $16.6, $12.0 and $5.0, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $5.4, $3.9 and $1.9, respectively. As of September 30, 2014, the total compensation cost related to nonvested awards not yet recognized was $22.4, which is expected to be recognized over a weighted average period of 2.6 years.
Stock Appreciation Rights
Information about stock-settled stock appreciation rights (“SSARs”) is summarized in the following table. Upon exercise of each right, the holder of SSARs will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The Company uses shares from the Plan to settle SSARs exercised. The total intrinsic value of SSARs exercised was $2.4, $1.2 and $0.1 in the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
In February 2014, 2013 and 2012, the Company granted 30,000, 35,000 and 70,000 SSARs, respectively, to its non-management members of the Board of Directors. Due to vesting provisions of these awards the Company determined that these awards had subjective acceleration rights such that the Company expensed the grant date fair value upon issuance and recognized $0.5, $0.4 and $0.7 of related expense for the years ended September 30, 2014, 2013 and 2012, respectively.

	Stock-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	315,765	$23.84
Granted	30,000	54.06
Exercised	(78,909)	18.97
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2014	266,856	28.68	6.23	$2.0
Vested and expected to vest as of September 30, 2014	266,165	28.71	6.23	2.0
Exercisable at September 30, 2014	110,884	21.30	4.43	1.3
For SSARs granted to Company employees prior to the separation from Ralcorp, the assumptions used in the Black-Scholes model were based on Ralcorp’s history and stock characteristics. The following table provides the grant date fair value of each SSAR using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and grant date fair values for SSARs granted during fiscal years ended 2014, 2013 and 2012 are summarized in the table below.

	2014	2013	2012
Expected term (in years)	6.5	6.5	6.5
Expected stock price volatility	28.3%	29.4%	29.0%
Risk-free interest rate	1.92%	1.26%	1.20%
Expected dividends	0%	0%	0%
Fair value (per SSAR)	$17.69	$12.19	$9.96
Cash Settled Stock Appreciation Rights

	Cash-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	22,214	$18.10
Granted	—	—
Exercised	(1,586)	18.10
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2014	20,628	18.10	5.98	$0.3
Vested and expected to vest as of September 30, 2014	20,293	18.10	5.98	0.3
Exercisable at September 30, 2014	13,222	18.10	5.98	0.2
The fair value of each cash settled stock appreciation right (“SAR”) was estimated each reporting period using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. Although no SARs were granted to Post employees during the fiscal years ended September 30, 2014, 2013 and 2012, the following table presents the assumptions used to remeasure the fair value of outstanding SARs at those dates.

	2014	2013	2012
Expected term	2.5	3.5	4.5
Expected stock price volatility	27.6%	27.6%	30.5%
Risk-free interest rate	0.83%	0.82%	0.70%
Expected dividends	0%	0%	0%
Fair value (per right)	$15.80	$23.09	$14.15
Stock Options

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	2,120,000	$31.62
Granted	900,000	40.30
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2014	3,020,000	34.21	8.12	$3.5
Vested and expected to vest as of September 30, 2014	3,020,000	34.21	8.12	3.5
Exercisable at September 30, 2014	1,246,667	31.32	7.67	2.3
The fair value of each stock option was estimated on the date of grant using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical share options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and fair values for stock options granted during the years ended September 31, 2014, 2013 and 2012 are summarized in the table below.

	2014	2013	2012
Expected term	5.2	7.8	4.8
Expected stock price volatility	26.11%	28.32%	30.24%
Risk-free interest rate	1.48%	1.19%	0.77%
Expected dividends	0%	0%	0%
Fair value (per option)	$10.65	$11.54	$8.52
Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2013	298,667	$31.75
Granted	57,000	40.30
Vested	(127,165)	31.38
Forfeited	—	—
Nonvested at September 30, 2014	228,502	34.09
The grant date fair value of each restricted stock award was determined based upon the closing price of the Company’s stock on the date of grant. Of the 127,165 RSUs that vested in fiscal 2014, 104,167 will be settled at a future date within 60 days after the holder of the RSUs is no longer an executive officer of the Company. Of the 120,833 RSUs that vested in fiscal 2013, 104,167 will be settled at a future date within 60 days after the holder of the RSUs is no longer an executive officer of the Company. The total vest date fair value of restricted stock units that vested during fiscal 2014 and 2013 was $6.3 and $5.3, respectively. No shares vested in 2012.

Cash Settled Restricted Stock Units

	Cash-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2013	144,253	$38.06
Granted	101,850	50.15
Vested	(45,822)	37.19
Forfeited	(25,668)	37.77
Nonvested at September 30, 2014	174,613	45.38
Cash settled restricted stock awards are liability awards and as such, their fair value is based upon the closing price of the Company’s stock for each reporting period, with the exception of 49,000 units that are valued at the greater of the closing stock price or the grant price of $51.43. Cash used by the Company to settle restricted stock units was $1.8 and $1.1 for the years ended September 30, 2014 and 2013, respectively. No such payments were made in 2012.
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
NOTE 18 — TANGIBLE EQUITY UNITS
In May 2014, the Company completed a public offering of 2.875 million TEUs, each with a stated value of $100.00. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due June 1, 2017. The prepaid common stock purchase contracts were recorded as additional paid-in capital, net of issuance costs, and the senior notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as deferred financing costs within “Prepaid expenses and other current assets” and “Other assets” on the consolidated balance sheets and are being amortized using the effective interest rate method over the term of the instrument to June 1, 2017. Post allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The proceeds received in the offering were $278.6, which were net of financing fees of $8.9. The aggregate values assigned upon issuance of each component of the TEUs were as follows (amounts in millions except price per TEU):

	Equity Component	Debt Component	TEUs Total
Price per TEU	$85.48	$14.52	$100.00
Gross proceeds	$245.7	$41.8	$287.5
Issuance costs	(7.6)	(1.3)	(8.9)
Net proceeds	$238.1	$40.5	$278.6

Balance sheet impact (at issuance)
Prepaid expenses and other current assets (deferred financing fees)	$—	$0.7	$0.7
Other assets (deferred financing fees)	—	0.6	0.6
Current portion of long term debt	—	13.3	13.3
Long-term debt	—	28.5	28.5
Additional paid-in capital	238.1	—	238.1

Each senior amortizing note has an initial principal amount of $14.5219, bears interest at 5.25% per annum and will have a final installment payment date of June 1, 2017. On March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2014, Post will pay equal quarterly cash installments of $1.3125 per amortizing note (except for the September 1, 2014 installment payment, which was $1.35625 per amortizing note). Each installment will constitute a payment of interest and a partial repayment of principal. Unless settled earlier at the holder’s or the Company’s option, each purchase contract will automatically settle on June 1, 2017 (subject to postponement in certain limited circumstances), and Post will deliver not more than 2.0964 shares and not less than 1.7114 shares of its common stock per purchase contract, each subject to adjustment. For each purchase contract, the Company will deliver on the third business day immediately following the last trading day of the observation period a number of shares of its common stock determined as described below. The “observation period” will be the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding June 1, 2017 (the “mandatory settlement date”). The number of shares of the Company’s common stock issuable upon mandatory settlement of each purchase contract (the “settlement amount”) will be equal to the sum of the “daily settlement amounts” (as defined below) for each of the 20 consecutive trading days during the relevant observation period.
The daily settlement amount for each purchase contract and for each of the 20 consecutive trading days during the observation period will consist of:

•
if the daily volume-weighted average price (“VWAP”) is equal to or greater than $58.4325 per share (the “threshold appreciation price”), subject to adjustment, a number of shares of the Company’s common stock equal to (i) 1.7114 shares of common stock, subject to adjustment (the “minimum settlement rate”) divided by (ii) 20;

•
if the daily VWAP is less than $58.4325 per share, subject to adjustment, but greater than $47.70 per share (the “reference price”), subject to adjustment, a number of shares of the Company’s common stock equal to (i) $100.00 divided by the daily VWAP (ii) divided by 20; and

•
if the daily VWAP of our common stock is less than or equal to $47.70 per share, subject to adjustment, a number of shares of the Company’s common stock equal to (i) 2.0964 shares of common stock, subject to adjustment (the “maximum settlement rate”), divided by (ii) 20.

The initial minimum settlement rate is approximately equal to the TEU stated amount of $100.00 divided by the initial threshold appreciation price of $58.4325 per share. The initial maximum settlement rate is approximately equal to the TEU stated amount of $100.00 divided by the initial reference price of $47.70 per share.
NOTE 19 — COMMON AND PREFERRED STOCK
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
NOTE 20 — TRANSACTIONS WITH FORMER OWNER
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
For periods prior to the Spin-Off, costs and expenses in the accompanying consolidated statements of operations represent direct and allocated costs and expenses related to Post. Costs for certain functions and services performed by centralized Ralcorp organizations were allocated to Post based upon reasonable activity bases (generally volume, revenues, net assets or a combination as compared to the total of Ralcorp and Post amounts) or other reasonable methods. The consolidated statements of operations include expense allocations for certain manufacturing, shipping, distribution and administration costs including information systems, procurement, accounting shared services, legal, tax, human resources, payroll, credit and accounts receivable, customer service and cash management. For the year ended September 30, 2012, total allocated costs were $4.6 which are reported in “Selling, general and administrative expenses.” There were no such costs for the years ended September 30, 2014 and 2013. After the Spin-Off, costs for services provided by Ralcorp are based on agreed upon fees contained in the TSA. TSA charges were $0.5, $5.2 and $8.1, for the years ended September 30, 2014, 2013 and 2012 respectively, and were reported in “Selling, general and administrative expenses.”
Post produces certain products for sale to Ralcorp. For periods prior to the Spin-Off, the amounts related to these transactions have been included in the accompanying financial statements based upon transfer prices in effect at the time of the individual transactions which were consistent with prices of similar arm’s-length transactions. For periods subsequent to the Spin-Off, these transactions were based upon pricing governed by the TSA with Ralcorp. Net sales related to those transactions was $13.6, $15.3 and $16.7 in the years ended September 30, 2014, 2013, and 2012, respectively.
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
On November 4, 2010, Post entered into an agreement to sell, on an ongoing basis, all of the trade accounts receivable of Post Foods, LLC to a wholly owned, bankruptcy-remote subsidiary of Ralcorp named Ralcorp Receivables Corporation (“RRC”). The accounts receivable of Post Foods Canada Corp. were not incorporated into the agreement and were not sold to RRC. The purchase price of the receivables sold was calculated with a discount factor of 1.18%. Post received a fee from RRC to service the receivables (with no significant servicing assets or liabilities). The discounts totaled $3.3 in the year ended September 30, 2012, and were reported as a component of “Other (income) expense, net.” Servicing fee income was $0.8 in the year ended September 30, 2012, and was reported as a reduction to “Selling, general and administrative expenses.” Post terminated its agreement with RRC in December 2011.
In connection with the Spin-Off, the Company entered into a series of agreements with Ralcorp which are intended to govern the relationship between the Company and Ralcorp and to facilitate an orderly separation of the Company from Ralcorp. These agreements include a Separation and Distribution Agreement, Tax Allocation Agreement and the TSA, among others. Additionally, the Company has agreed to indemnify Ralcorp for income taxes incurred if the Company violates certain provisions of the IRS private letter ruling obtained by Ralcorp. Under certain of these agreements, the Company will incur expenses payable to Ralcorp in connection with certain administrative services provided for varying lengths of time. The Company incurred separation related costs of $2.6, $8.9 and $12.5 in the years ended September 30, 2014, 2013 and 2012, respectively. These separation related costs incurred were primarily related to third party professional service fees to effect the Spin-Off and professional service fees and duplicative costs incurred by Post to establish stand-alone processes and systems for activities performed by Ralcorp under the

TSA. These costs were reported as a component of “Selling, general and administrative expenses.” See Note 1 for additional information on the Spin-Off. As of September 30, 2014 and 2013, the Company had payables of $0.1 and $1.3, respectively, related to the net transactions from these agreements.
Derivative financial instruments and hedging
See Note 12 for a discussion of Post’s participation in Ralcorp’s derivative financial instrument and hedging program.
NOTE 21 — SEGMENTS
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of intangible assets, accelerated depreciation on plant closures, restructuring expenses, loss on assets held for sale and other unallocated corporate income and expenses. During the first quarter of fiscal 2014, the Company changed its methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for the years ended September 30, 2013 and 2012 have been adjusted to align with current year presentation.
Post’s external revenues were primarily generated by sales within the United States; foreign (primarily Canadian) sales were approximately 13% of total net sales. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2014 and 2013, the majority of Post’s tangible long-lived assets were located in the United States; the remainder is located in Canada and has a net carrying value of approximately $56.0 and $46.1, respectively.
In the fiscal years ended September 30, 2014, 2013 and 2012, one customer accounted for $276.8, $206.1 and $204.2, respectively, or approximately 11%, 20% and 21% of total net sales, respectively. Each of the segments sells products to this major customer.
The following tables present information about the Company’s operating segments, which are also its reportable segments. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 5).

	Year Ended September 30,
	2014	2013	2012
Net Sales
Post Foods	$963.1	$982.8	$958.9
Michael Foods	684.8	—	—
Active Nutrition	293.3	13.9	—
Private Brands	377.4	—	—
Attune Foods	93.9	37.8	—
Eliminations	(1.4)	(0.4)	—
Total	$2,411.1	$1,034.1	$958.9
Segment Profit (Loss)
Post Foods	$186.7	$187.4	$184.8
Michael Foods	17.4	—	—
Active Nutrition	(1.8)	1.0	—
Private Brands	14.8	—	—
Attune Foods	8.7	2.5	—
Total segment profit	225.8	190.9	184.8
General corporate expenses and other	110.3	66.8	45.7
Accelerated depreciation on plant closure	8.0	9.6	—
Losses on hedge of purchase price of foreign currency denominated acquisition	13.1	—	—
Restructuring expenses	1.1	3.8	—
Impairment of goodwill and other intangible assets	295.6	2.9	—
Loss on assets held for sale	5.4	—	—
Interest expense	183.7	85.5	60.3
Other expense, net	35.5	—	(1.6)

(Loss) earnings before income taxes	$(426.9)	$22.3	$80.4
Additions to property and intangibles
Post Foods	$37.0	$24.7	$21.6
Michael Foods	24.5	—	—
Active Nutrition	2.0	—	—
Private Brands	32.5	—	—
Attune Foods	9.8	—	—
Corporate	9.7	8.1	9.3
Total	$115.5	$32.8	$30.9
Depreciation and amortization
Post Foods	$51.6	$58.8	$60.3
Michael Foods	41.1	—	—
Active Nutrition	17.0	0.5	—
Private Brands	24.2	—	—
Attune Foods	7.0	2.6	—
Total segment depreciation and amortization	140.9	61.9	60.3
Accelerated depreciation on plant closure	8.0	9.6	—
Corporate	6.9	5.3	2.9
Total	$155.8	$76.8	$63.2

	September 30,
	2014	2013
Assets, end of year
Post Foods	$2,324.8	$2,614.9
Michael Foods	3,282.4	—
Active Nutrition	607.1	198.0
Private Brands	829.1	—
Attune Foods	173.9	172.0
Corporate	513.8	488.9
Total	$7,731.1	$3,473.8

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
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company (Post Holdings, Inc.), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. The Condensed Consolidating Financial Statements present the Parent Company’s investments in subsidiaries using the equity method of accounting. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor and the Non-Guarantor subsidiaries. Post Holdings, Inc. and all of its domestic subsidiaries form a single consolidated tax group for U.S. income tax purposes. Accordingly, income tax expense has been presented on the Guarantors’ Condensed Statements of Operations using the consolidated U.S. effective tax rate for the Company. Income tax payable and deferred tax items for the consolidated U.S. tax paying group reside solely on the Parent Company’s Condensed Balance Sheet.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$2,170.1	$266.3	$(25.3)	$2,411.1
Cost of goods sold	—	1,588.2	227.0	(25.3)	1,789.9
Gross Profit	—	581.9	39.3	—	621.2
Selling, general and administrative expenses	7.3	414.3	22.8	—	444.4
Amortization of intangible assets	—	63.5	7.3	—	70.8
Loss on foreign currency	13.2	0.8	—	—	14.0
Restructuring expense	—	1.1	—	—	1.1
Impairment of goodwill and other intangible assets	—	295.6	—	—	295.6
Other operating expenses, net	—	3.0	—	—	3.0
Operating (Loss) Profit	(20.5)	(196.4)	9.2	—	(207.7)
Interest expense	175.4	(0.4)	8.7	—	183.7
Other expense	35.5	—	—	—	35.5
(Loss) Earnings before Income Taxes	(231.4)	(196.0)	0.5	—	(426.9)
Income tax (benefit) expense	(88.7)	2.3	2.7	—	(83.7)
Net (Loss) Earnings before Equity in Subsidiaries	(142.7)	(198.3)	(2.2)	—	(343.2)
Equity earnings in subsidiary	(200.5)	0.7	—	199.8	—
Net (Loss) Earnings	$(343.2)	$(197.6)	$(2.2)	$199.8	$(343.2)
Total Comprehensive (Loss) Income	$(357.7)	$(206.3)	$(8.1)	$214.4	$(357.7)

	Year Ended September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$978.8	$73.5	$(18.2)	$1,034.1
Cost of goods sold	—	570.0	57.4	(18.2)	609.2
Gross Profit	—	408.8	16.1	—	424.9
Selling, general and administrative expenses	7.7	268.8	17.8	—	294.3
Amortization of intangible assets	—	14.6	—	—	14.6
Loss (gain) on foreign currency	—	0.2	(0.1)	—	0.1
Restructuring expenses	—	3.8	—	—	3.8
Impairment of goodwill and other intangible assets	—	2.9	—	—	2.9
Other operating expenses, net	—	1.0	0.4	—	1.4
Operating (Loss) Profit	(7.7)	117.5	(2.0)	—	107.8
Interest expense	85.5	—	—	—	85.5
(Loss) Earnings before Income Taxes	(93.2)	117.5	(2.0)	—	22.3
Income tax (benefit) expense	(30.0)	37.7	(0.6)	—	7.1
Net (Loss) Earnings before Equity in Subsidiaries	(63.2)	79.8	(1.4)	—	15.2
Equity earnings in subsidiary	78.4	—	—	(78.4)	—
Net Earnings (Loss)	$15.2	$79.8	$(1.4)	$(78.4)	$15.2
Total Comprehensive Income (Loss)	$26.7	$92.4	$(2.5)	$(89.9)	$26.7

	Year Ended September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$906.1	$70.9	$(18.1)	$958.9
Cost of goods sold	—	495.2	52.9	(18.1)	530.0
Gross Profit	—	410.9	18.0	—	428.9
Selling, general and administrative expenses	3.6	253.6	16.8	—	274.0
Amortization of intangible assets	—	12.6	—	—	12.6
Loss on foreign currency	—	0.4	0.1	—	0.5
Other operating expenses, net	—	2.7	—	—	2.7
Operating (Loss) Profit	(3.6)	141.6	1.1	—	139.1
Interest expense	42.6	16.2	1.5	—	60.3
Other expense	—	3.3	(4.9)	—	(1.6)
(Loss) Earnings before Income Taxes	(46.2)	122.1	4.5	—	80.4
Income tax (benefit) expense	(17.3)	46.7	1.1	—	30.5
Net (Loss) Earnings before Equity in Subsidiaries	(28.9)	75.4	3.4	—	49.9
Equity earnings in subsidiary	65.5	—	—	(65.5)	—
Net Earnings	$36.6	$75.4	$3.4	$(65.5)	$49.9
Total Comprehensive Income	$22.2	$55.4	$2.4	$(51.1)	$28.9

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$246.6	$15.7	$10.0	$(3.9)	$268.4
Restricted cash	1.1	79.8	3.9	—	84.8
Receivables, net	78.0	305.2	45.9	(15.4)	413.7
Inventories	—	336.5	44.2	—	380.7
Deferred income taxes	27.0	—	—	—	27.0
Intercompany notes receivable	6.3	—	—	(6.3)	—
Prepaid expenses and other current assets	11.4	30.4	2.6	—	44.4
Total Current Assets	370.4	767.6	106.6	(25.6)	1,219.0
Property, net	—	775.9	56.0	—	831.9
Goodwill	—	2,732.8	153.9	—	2,886.7
Other intangible assets, net	—	2,518.5	124.5	—	2,643.0
Intercompany receivable	1,015.4	—	—	(1,015.4)	—
Intercompany notes receivable	178.9	—	—	(178.9)	—
Investment in subsidiaries	5,543.1	8.1	—	(5,551.2)	—
Other assets	61.7	86.1	2.7	—	150.5
Total Assets	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.2	$3.0	$0.4	$—	$25.6
Accounts payable	—	212.2	32.1	(19.3)	225.0
Intercompany notes payable	—	—	6.3	(6.3)	—
Other current liabilities	100.4	153.8	15.1	—	269.3
Total Current Liabilities	122.6	369.0	53.9	(25.6)	519.9
Long-term debt	3,824.2	2.9	3.4	—	3,830.5
Intercompany payable	—	1,013.8	1.6	(1,015.4)	—
Intercompany notes payable	—	—	178.9	(178.9)	—
Deferred income taxes	883.8	—	31.3	—	915.1
Other liabilities	55.7	115.9	10.8	—	182.4
Total Liabilities	4,886.3	1,501.6	279.9	(1,219.9)	5,447.9
Total Stockholders’ Equity	2,283.2	5,387.4	163.8	(5,551.2)	2,283.2
Total Liabilities and Stockholders’ Equity	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

	September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$391.4	$4.1	$8.2	$(1.7)	$402.0
Restricted cash	38.1	—	—	—	38.1
Receivables, net	0.3	75.9	10.9	(3.9)	83.2
Inventories	—	115.9	6.0	—	121.9
Deferred income taxes	11.8	—	0.1	—	11.9
Prepaid expenses and other current assets	3.2	7.4	0.4	—	11.0
Total Current Assets	444.8	203.3	25.6	(5.6)	668.1
Property, net	—	342.4	46.1	—	388.5
Goodwill	—	1,483.3	6.4	—	1,489.7
Other intangible assets, net	—	898.4	—	—	898.4
Intercompany receivable	391.9	—	—	(391.9)	—
Investment in subsidiaries	2,384.0	—	—	(2,384.0)	—
Deferred income taxes	—	—	2.4	—	2.4
Other assets	24.0	2.7	—	—	26.7
Total Assets	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$0.5	$76.9	$5.3	$(5.6)	$77.1
Other current liabilities	18.5	43.8	6.6	—	68.9
Total Current Liabilities	19.0	120.7	11.9	(5.6)	146.0
Long-term debt	1,408.6	—	—	—	1,408.6
Intercompany payable	—	391.7	0.2	(391.9)	—
Deferred income taxes	304.3	—	—	—	304.3
Other liabilities	14.2	94.9	7.2	—	116.3
Total Liabilities	1,746.1	607.3	19.3	(397.5)	1,975.2
Total Stockholders’ Equity	1,498.6	2,322.8	61.2	(2,384.0)	1,498.6
Total Liabilities and Stockholders’ Equity	$3,244.7	$2,930.1	$80.5	$(2,781.5)	$3,473.8

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by by Operating Activities	$(110.6)	$294.1	$1.8	$(2.2)	$183.1

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(3,329.1)	52.2	(287.2)	—	(3,564.1)
Additions to property	—	(111.2)	(4.3)	—	(115.5)
Restricted cash	37.0	(76.3)	(4.0)	—	(43.3)
Cash advance for acquisition	—	(73.7)	(1.3)	—	(75.0)
Insurance proceeds on loss of property	—	4.3	—	—	4.3
Proceeds from equity distributions	102.8	—	—	(102.8)	—
Capitalization of subsidiaries	(323.7)	—	—	323.7	—
Receipt of intercompany loan payments	—	0.1	—	(0.1)	—
Net Cash Used in Investing Activities	(3,513.0)	(204.6)	(296.8)	220.8	(3,793.6)

Cash Flows from Financing Activities
Proceeds from issuance of Senior Notes	2,385.6	—	—	—	2,385.6
Proceeds from issuance of preferred stock, net of issuance costs	310.2	—	—	—	310.2
Proceeds from issuance of common stock, net of issuance costs	593.4	—	—	—	593.4
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	238.1	—	—	—	238.1
Proceeds from issuance of debt component of tangible equity units	41.8	—	—	—	41.8
Repayments of long-term debt	(5.6)	(1.3)	—	—	(6.9)
Payments of preferred stock dividend	(14.4)	—	—	—	(14.4)
Payments of debt issuance costs	(64.0)	—	—	—	(64.0)
Payments for equity distributions	—	(102.8)	—	102.8	—
Proceeds from Parent capitalization	—	26.2	297.5	(323.7)	—
Repayments of intercompany loans	—	—	(0.1)	0.1	—
Other, net	0.4	—	—	—	0.4
Net Cash Provided by (Used in) by Financing Activities	3,485.5	(77.9)	297.4	(220.8)	3,484.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.7)	—	(0.6)	—	(7.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(144.8)	11.6	1.8	(2.2)	(133.6)
Cash and Cash Equivalents, Beginning of Year	391.4	4.1	8.2	(1.7)	402.0
Cash and Cash Equivalents, End of Year	$246.6	$15.7	$10.0	$(3.9)	$268.4

	Year Ended September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$37.7	$158.3	$4.8	$(81.6)	$119.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(345.8)	(7.1)	—	—	(352.9)
Additions to property	—	(30.3)	(2.5)	—	(32.8)
Restricted cash	(38.1)	—	—	—	(38.1)
Proceeds from equity distributions	39.1	—	—	(39.1)	—
Net Cash Used in Investing Activities	(344.8)	(37.4)	(2.5)	(39.1)	(423.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	600.0	—	—	—	600.0
Proceeds from issuance of preferred stock, net of issuance costs	234.0	—	—	—	234.0
Repayments of long-term debt	(170.6)	—	—	—	(170.6)
Payments of preferred stock dividend	(4.2)	—	—	—	(4.2)
Payments of debt issuance costs	(10.5)	—	—	—	(10.5)
Payments for equity distributions	—	(119.0)	—	119.0	—
Other, net	0.1	—	—	—	0.1
Net Cash Provided by (Used in) Financing Activities	648.8	(119.0)	—	119.0	648.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(0.4)	—	(0.4)

Net Increase in Cash and Cash Equivalents	341.7	1.9	1.9	(1.7)	343.8
Cash and Cash Equivalents, Beginning of Year	49.7	2.2	6.3	—	58.2
Cash and Cash Equivalents, End of Year	$391.4	$4.1	$8.2	$(1.7)	$402.0

	Year Ended September 30, 2012
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(3.1)	$201.5	$9.8	$(64.2)	$144.0

Cash Flows from Investing Activities
Additions to property	—	(29.5)	(1.4)	—	(30.9)
Payment for equity contributions	(6.0)	—	—	6.0	—
Proceeds from equity distributions	84.3	—	—	(84.3)	—
Net Cash Provided by (Used in) Investing Activities	78.3	(29.5)	(1.4)	(78.3)	(30.9)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	950.0	—	—	—	950.0
Payment to Ralcorp	(900.0)	—	—	—	(900.0)
Repayments of long-term debt	(4.4)	—	—	—	(4.4)
Purchases of treasury stock	(53.4)	—	—	—	(53.4)
Change in net investment of Ralcorp	—	(21.3)	(18.1)	—	(39.4)
Payments of debt issuance costs	(17.7)	—	—	—	(17.7)
Changes in intercompany debt	—	—	7.8	—	7.8
Proceeds from equity contributions	—	—	6.0	(6.0)	—
Payments for equity distributions	—	(148.5)	—	148.5	—
Net Cash Used in Financing Activities	(25.5)	(169.8)	(4.3)	142.5	(57.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	0.5	—	0.5

Net Increase in Cash and Cash Equivalents	49.7	2.2	4.6	—	56.5
Cash and Cash Equivalents, Beginning of Year	—	—	1.7	—	1.7
Cash and Cash Equivalents, End of Year	$49.7	$2.2	$6.3	$—	$58.2

NOTE 23 — SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2014
Net sales	$297.0	$438.0	$633.0	$1,043.1
Gross profit	114.5	129.4	148.6	228.7
Impairment of goodwill and other intangible assets	—	—	—	295.6
Net (loss) earnings	(2.4)	(18.3)	(35.1)	(287.4)
Net (loss) earnings available to common stockholders	(5.0)	(22.6)	(39.3)	(291.7)
Basic (loss) earnings per share	$(0.15)	$(0.67)	$(0.92)	$(5.86)
Diluted (loss) earnings per share	$(0.15)	$(0.67)	$(0.92)	$(5.86)

Fiscal 2013
Net sales	$236.9	$248.2	$257.3	$291.7
Gross profit	105.7	102.5	104.2	112.5
Impairment of goodwill and other intangible assets	—	—	—	2.9
Net earnings (loss)	7.6	5.1	3.4	(0.9)
Net earnings (loss) available to common stockholders	7.6	4.3	1.1	(3.2)
Basic earnings (loss) per share	$0.23	$0.13	$0.03	$(0.10)
Diluted earnings (loss) per share	$0.23	$0.13	$0.03	$(0.10)

NOTE 24 — SUBSEQUENT EVENTS
Preferred Stock Dividend
On October 22, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.9375 per share, representing payment for the dividend period from the date of August 15, 2014 to November 14, 2014, on the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Board of Directors also declared a quarterly dividend of $0.625 per share, representing payment for the dividend period from August 15, 2014 to November 14, 2014, on the Company’s 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. Both dividends were paid on November 17, 2014 to preferred shareholders of record as of November 1, 2014.
Business Combinations
On October 1, 2014, the Company completed the previously announced acquisition of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A for $150.0 subject to a working capital adjustment, which resulted in a payment at closing of $136.1. The parties have not yet agreed on a final net working capital adjustment. The PowerBar and Musashi brands manufacture and market premium bars, powders and gels.
On November 1, 2014, the Company completed the previously announced acquisition of American Blanching Company (“ABC”) for $128.0, on a debt-free, cash-free basis. ABC is a manufacturer of peanut butter for national brands, private label retail and industrial markets and provider of peanut blanching, granulation and roasting services for the commercial peanut industry.
These transactions will be accounted for as business combinations under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the respective acquisition dates. Due to the limited time since closing of the acquisitions, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the Executive Chairman, Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman, CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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
During fiscal 2014, we completed the following acquisitions:
•Dakota Growers Pasta Company, Inc. in January 2014;
•Dymatize Enterprises, LLC and Golden Boy Foods Ltd. in February 2014; and
•MFI Holding Corporation in June 2014.
We have excluded these acquisitions, which were purchase business combinations, from our assessment of the effectiveness of internal control over financial reporting.  Total assets excluding goodwill (which is included in control testing) and total third party revenues for these businesses represent $3,214.5 million, or 38%, of consolidated assets and $1,186.3 million, or 49%, of consolidated revenues, respectively.
As of September 30, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment utilizing these criteria, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 and concluded that the following activity has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with our acquisitions in fiscal 2014, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to the Company's internal control over financial reporting. The Company's fiscal 2014 acquisitions are excluded from management's report on internal control over financial reporting as of September 30, 2014.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors under the headings “Election of Directors – Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance – Board Meetings and Committees,” and “Security Ownership of Certain Shareholders – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 1 of Part I.
The Company has adopted a code of ethics, our “Global Standards of Business Conduct,” applicable to all corporate officers and employees, which sets forth the Company’s expectations for the conduct of business by officers and employees. The directors have adopted, and are required to abide by, the Directors Code of Ethics. Both documents are available on the Company’s website at www.postholdings.com. In the event the Company modifies either document or waivers of compliance are granted to officers or directors, the Company will post such modifications or waivers on its website or in a report on Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the Company’s 2015 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The discussion of the security ownership of certain beneficial owners and management appearing under the headings “Security Ownership of Certain Shareholders” and equity compensation plan information under the heading “Equity Compensation Plan Information” in the Company’s 2015 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the heading “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” of the Company’s 2015 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2015 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2014, 2013 and 2012

•	Consolidated Balance Sheets at September 30, 2014 and 2013

•	Consolidated Statements of Cash Flows for years ended September 30, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.

By:	/s/ William P. Stiritz	By:	/s/ Robert V. Vitale
	William P. Stiritz		Robert V. Vitale
	Executive Chairman and Chairman of the Board		President and Chief Executive Officer
November 26, 2014
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

Signature	Title	Date

/s/ William P. Stiritz	Executive Chairman and Chairman of the Board (principal executive officer)	November 26, 2014
William P. Stiritz

/s/ Robert V. Vitale	Director, President and Chief Executive Officer (principal executive officer)	November 26, 2014
Robert V. Vitale

/s/ Jeff A. Zadoks	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	November 26, 2014
Jeff A. Zadoks

/s/ Jay W. Brown	Director	November 26, 2014
Jay W. Brown

/s/ Edwin H. Callison	Director	November 26, 2014
Edwin H. Callison

/s/ Gregory L. Curl	Director	November 26, 2014
Gregory L. Curl

/s/ William H. Danforth	Director	November 26, 2014
William H. Danforth

/s/ Robert E. Grote	Director	November 26, 2014
Robert E. Grote

/s/ David P. Skarie	Director	November 26, 2014
David P. Skarie

EXHIBIT INDEX

Exhibit No.	Description
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
*‡2.5
Agreement and Plan of Merger dated as of August 1, 2013 by and among the Company, Post Acquisition Sub II, Inc., Premier Nutrition Corporation and Kristopher Wood (Incorporated by reference to Exhibit 2.5 to the Company's Form 10-K filed on November 27, 2013)

*‡2.6	Stock Purchase Agreement by and between Viterra Inc. and the Company dated as of September 15, 2013 (Incorporated by reference to Exhibit 2.5 to the Company's Form 10-K filed on November 27, 2014)
*‡2.7
Share Purchase Agreement, dated as of December 7, 2013, by and among Tricor Pacific Capital Partners (Fund IV), Limited Partnership, Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership, The Manufacturer’s Life Insurance Company, Richard Harris, 0987268 B.C. LTD, Post Holdings, Inc. and Tricor Pacific Capital Partners (Fund IV), ULC (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2013)

*‡2.8
Securities Purchase Agreement, dated as of December 8, 2013, by and among Dymatize Enterprises, LLC, TA/DEI-A Acquisition Corp., TA/DEI-B-1 Acquisition Corp., TA/DEI-B-2 Acquisition Corp., TA/DEI-B-3 Acquisition Corp., each of the persons identified as a “TA Fund” on Appendix I to the Securities Purchase Agreement, Imperial Capital, LLC, Dymatize Management Holdings, Inc., Dymatize Enterprises Equity Plan, LLC, TA Associates Management, L.P., Post Acquisition Sub III, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on December 9, 2013)

*‡2.9
Stock and Asset Purchase Agreement, dated as of February 3, 2014, by and among Gerber Products Company, Nestlé Australia Ltd, Nestlé Deutschland AG, Post Acquisition Sub IV, Inc., Post Australia Pty Ltd and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.5 to the Company's Form 10-Q filed on May 9, 2014)

*‡2.10
Intellectual Property Purchase and License Agreement, dated as of February 3, 2014, by and among Société des Produits Nestlé S.A., Nestec S.A., Post Acquisition Sub IV, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.6 to the Company's Form 10-Q filed on May 9, 2014)

*‡2.11
Agreement and Plan of Merger among Post Holdings, Inc., Acquisition Sub, Inc., MFI Holding Corporation and GS Capital Partners VI Fund, L.P. dated as of April 16, 2014 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 17, 2014)

**‡2.12	Stock Purchase Agreement by and among American Blanching Company, ABC Peanut Butter, LLC, Nuts Distributor of America Inc. and Post Holdings, Inc. dated as of August 7, 2014
*3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)
*3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 2, 2012)
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

Exhibit No.	Description
*4.4
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

*4.5	Senior Indenture dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 28, 2014)
*4.6
First Supplemental Indenture, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

*4.7
Purchase Contract Agreement, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 28, 2014)

*4.8
Indenture dated as of June 2, 2014 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

*†10.1	Form of Management Continuity Agreement (Incorporated by referenced to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2012)
*†10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed January 25, 2012)
*†10.3	Post Holdings, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
*†10.4	Form of Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.4 1 to the Company’s Form 8-K filed on February 2, 2012)
*†10.5	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 2, 2012)
*†10.6	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)
*†10.7	Form of Non-Management Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 2, 2012)
*†10.8	Post Holdings, Inc. Deferred Compensation Plan for Key Employees, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 2, 2012)
*†10.9	Post Holdings, Inc. Executive Savings Investment Plan, restated August 15, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on December 13, 2012)
*†10.10	Post Holdings, Inc. Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 2, 2012)
*†10.11	Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as amended and restated (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on September 14, 2012)
*10.12
Tax Allocation Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 8, 2012)

*†10.13	Employment Agreement dated as of May 29, 2012 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 31, 2012)
*†10.14	Non-Qualified Stock Option Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 31, 2012)
*†10.15	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2012)
*†10.16	Restricted Stock Unit Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 31, 2012)
*†10.17	Form of Restricted Stock Unit Agreement for Other Executive Officers of the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on May 31, 2012)

Exhibit No.	Description
*†10.18	Senior Management Bonus Program, as amended and restated effective October 1, 2012 (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on August 8, 2013)
*†10.19	Key Management Bonus Program, as amended and restated (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on September 14, 2012)
*10.20
Second Amendment and Waiver to Credit Agreement dated as of June 13, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2012)

*†10.21	Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2012)
*10.22
Third Amendment and Waiver to Credit Agreement dated as of September 13, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on December 13, 2012)

*10.23
Amendment to Tax Allocation Agreement dated as of September 26, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on December 13, 2012)

*10.24
Fourth Amendment to Credit Agreement dated as of October 19, 2012, by and among the Company, the lenders named therein, and Barclays Bank PLC, as Administrative Agent (Incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2012)

*†10.25	Form of Cliff Vesting Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 26, 2012)
*†10.26	Form of Cliff Vesting Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 26, 2012)
*†10.27
Second Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key Employees effective August 24, 2012 (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.28
Third Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key Employees effective January 29, 2013 (Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.29
First Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors effective January 29, 2013 (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.30
First Amendment to the Post Holdings, Inc. Executive Savings Plan for Non-Management Directors effective January 29, 2013 (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.31	Post Holdings, Inc. 2012 Long Term Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2013)
*10.32
Purchase Agreement by and among the Company, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as Initial Purchasers, relating to the sale by the Company of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2013)

*10.33
Asset Purchase Agreement by and between Hearthside Foods Solutions, LLC and Post Acquisition Sub I, LLC dated as of May 8, 2013 (Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-Q filed on August 8, 2013)

*†10.34
Amendment One to Employment Agreement dated October 15, 2013 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2013)

*†10.35	Non-Qualified Stock Option Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2013)
*†10.36	Form of amended Stock-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.4 to the Company’s Form 8-K filed on October 17, 2013)
*†10.37	Form of amended Cash-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.5 to the Company’s Form 8-K filed on October 17, 2013)

Exhibit No.	Description
*10.38
Purchase Agreement, dated December 10, 2013, by and among the Company, Barclays Capital Inc. and Goldman Sachs & Co., as the Initial Purchasers, relating to the sale by the Company of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2013)

*10.39
Credit Agreement, dated January 29, 2014, among the Post Holdings, Inc., the institutions from time to time party thereto as Lenders, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, as Syndication Agent, Credit Suisse AG, Cayman Island Branch and Goldman Sachs Bank USA, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2014)

*10.40
Commitment Letter of Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC and Post Holdings, Inc., dated April 16, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2014)

*10.41
First Amendment to Credit Agreement, dated as of May 1, 2014, by and among Post Holdings, Inc., Wells Fargo Bank, National Association, in its capacity as Administrative Agent, and the Required Lenders and the Guarantors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2014)

*10.42
Joinder Agreement No. 1, dated as of May 1, 2014, by and among Bank of America, N.A., Barclays Bank PLC, BMO Harris Financing Inc., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, Nomura Corporate Funding Americas, LLC and Wells Fargo Bank, National Association, Post Holdings, Inc., and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 5, 2014)

*10.43
Joinder Agreement to Commitment Letter, dated as of May 2, 2014, by and among Barclays Bank PLC, Credit Suisse AG Cayman Islands Branch, Credit Suisse Securities (USA) LLC, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Goldman Sachs Lending Partners LLC, Bank of Montreal, BMO Capital Markets Corp., Nomura Corporate Funding Americas, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., SunTrust Robinson Humphrey, Inc., SunTrust Bank, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, PNC Bank, National Association, PNC Capital Markets LLC, Stifel Bank & Trust and CoBank, ACB and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 5, 2014)

*10.44
Joinder Agreement No. 2, dated as of June 2, 2014, by and among the Company, the Guarantors (as defined) party thereto and Barclays Bank PLC and consented to by Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2014)

*†10.45	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on August 8, 2014)
**†10.46	Separation and Release Agreement by and between the Company and Terence E. Block effective November 1, 2014
**†10.47	Non-Qualified Stock Option Agreement for Mr. Stiritz dated October 9, 2014
**†10.48	Amendment Two to Employment Agreement dated October 9, 2014 by and between William P. Stiritz and the Company
**23.1	Consent of PricewaterhouseCoopers LLP
**24.1	Power of Attorney (Included under Signatures)
**31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 26, 2014
**31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 26, 2014
**31.3	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 26, 2014
**32.1
Certification of William P. Stiritz, Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 26, 2014

**101.INS	XBRL Instance Document

Exhibit No.	Description
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Furnished with this Form 10-K
†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.