Form 10-Q
period 2014-12-31
Post Holdings, Inc.
filed 2015-02-06
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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
Common stock, $0.01 Par Value – 52,343,009 shares as of February 3, 2015

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2014	2013
Net Sales	$1,073.9	$297.0
Cost of goods sold	824.8	182.5
Gross Profit	249.1	114.5

Selling, general and administrative expenses	166.0	81.9
Amortization of intangible assets	33.5	5.7
Loss on foreign currency	1.2	1.6
Other operating expenses, net	7.5	0.1
Operating Profit	40.9	25.2
Interest expense, net	60.1	29.0
Other expense, net	54.6	—
Loss before Income Taxes	(73.8)	(3.8)
Income tax provision (benefit)	23.5	(1.4)
Net Loss	(97.3)	(2.4)
Preferred stock dividends	(4.3)	(2.6)
Net Loss Available to Common Shareholders	$(101.6)	$(5.0)

Loss per Common Share:
Basic	$(2.04)	$(0.15)
Diluted	$(2.04)	$(0.15)

Weighted-Average Common Shares Outstanding:
Basic	49.8	32.7
Diluted	49.8	32.7

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2014	2013
Net Loss	$(97.3)	$(2.4)
Amortization of actuarial loss (benefit) and prior service cost for pension and postretirement benefits, net of tax (expense) benefit of $(0.1) and $0.1, respectively	0.2	(0.1)
Foreign currency translation adjustments	(14.1)	(2.2)
Total Comprehensive Loss	$(111.2)	$(4.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2014	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$176.7	$268.4
Restricted cash	13.6	84.8
Receivables, net	409.0	413.7
Inventories	436.5	380.7
Deferred income taxes	21.8	27.0
Prepaid expenses and other current assets	38.7	44.4
Total Current Assets	1,096.3	1,219.0
Property, net	860.1	831.9
Goodwill	2,948.4	2,886.7
Other intangible assets, net	2,737.5	2,643.0
Other assets	74.4	150.5
Total Assets	$7,716.7	$7,731.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$24.7	$25.6
Accounts payable	231.8	225.0
Other current liabilities	328.2	269.3
Total Current Liabilities	584.7	519.9
Long-term debt	3,823.4	3,830.5
Deferred income taxes	895.1	915.1
Other liabilities	240.2	182.4
Total Liabilities	5,543.4	5,447.9

Shareholders’ Equity
Preferred stock	0.1	0.1
Common stock	0.5	0.5
Additional paid-in capital	2,670.6	2,669.3
Accumulated deficit	(403.0)	(305.7)
Accumulated other comprehensive loss	(41.5)	(27.6)
Treasury stock, at cost	(53.4)	(53.4)
Total Shareholders’ Equity	2,173.3	2,283.2
Total Liabilities and Shareholders’ Equity	$7,716.7	$7,731.1

 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(97.3)	$(2.4)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	63.1	21.1
Loss on interest rate swaps	54.6	—
Loss on foreign currency	0.9	—
Loss on assets held for sale	7.1	—
Stock-based compensation expense	6.3	3.4
Deferred income taxes	(34.7)	(1.8)
Other, net	0.8	(1.9)
Other changes in current assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables, net	21.6	(2.0)
(Increase) decrease in inventories	(18.2)	0.8
(Increase) decrease in prepaid expenses and other current assets	(1.1)	1.4
Increase in accounts payable and other current and non-current liabilities	54.1	6.3
Net Cash Provided by Operating Activities	57.2	24.9

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(184.2)	—
Cash advance for asset purchase	—	(366.2)
Additions to property	(23.7)	(16.5)
Restricted cash	71.2	37.0
Net Cash Used by Investing Activities	(136.7)	(345.7)

Cash Flows from Financing Activities
Proceeds from issuance of long term debt	—	525.0
Proceeds from issuance of preferred stock, net of issuance costs	—	290.8
Repayments of long-term debt	(6.7)	—
Payment of preferred stock dividend	(4.3)	(2.3)
Payments of debt issuance costs	—	(8.8)
Other, net	(0.6)	(0.1)
Net Cash (Used in) Provided by Financing Activities	(11.6)	804.6
Effect of Exchange Rate Changes on Cash	(0.6)	(0.9)

Net (Decrease) Increase in Cash and Cash Equivalents	(91.7)	482.9
Cash and Cash Equivalents, Beginning of Year	268.4	402.0
Cash and Cash Equivalents, End of Period	$176.7	$884.9

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2014.
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s financial position, results of operations, comprehensive loss and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain prior year amounts have been reclassified to conform with the 2015 presentation.
Related to the closure of its Modesto, California facility, the Company has land, building and equipment classified as assets held for sale as of December 31, 2014. The Company has committed to a plan for selling the assets, is actively and reasonably marketing them utilizing a third party broker, and sale is reasonably expected within one year. An impairment loss of $7.1 was recorded to adjust the carrying value of the assets to their fair value less estimated selling costs. The loss is included in “Other operating expenses, net” on the Condensed Consolidated Statement of Operations. At December 31, 2014, the $9.3 carrying value of the assets are included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.
Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries.
NOTE 2 — RESTRUCTURING
In April 2013, the Company announced management’s decision to close its plant located in Modesto, California as part of a cost savings and capacity rationalization effort. During the three months ended December 31, 2013, the Company incurred $3.2 of costs related to accelerated depreciation and employee severance. The transfer of production capabilities and closure of the plant was completed during September 2014, and no additional costs were incurred in the three months ended December 31, 2014. The Company had liabilities of $0.2 and $0.7 related to employee severance at December 31, 2014 and September 30, 2014, respectively.
NOTE 3 — BUSINESS COMBINATIONS
On January 1, 2014, Post completed its acquisition of all the stock of Agricore United Holdings Inc. (“Agricore”) from Viterra Inc. Agricore is the parent company of Dakota Growers Pasta Company, Inc. (“Dakota Growers”), a manufacturer of dry pasta for the private label, foodservice and ingredient markets. Dakota Growers is reported in Post’s Michael Foods Group segment (see Note 15). Net sales and operating profit included in the condensed consolidated statements of operations related to this acquisition were $65.2 and $4.5, respectively, for the three months ended December 31, 2014.
On February 1, 2014, Post completed its acquisition of Dymatize Enterprises, LLC (“Dymatize”), a manufacturer and marketer of premium protein powders, bars and nutritional supplements. In accordance with the terms of the purchase agreement, the sellers were eligible for an earn-out payment of up to $17.5 based on Dymatize’s level of performance against certain financial performance targets, as defined in the purchase agreement, during calendar year 2014. Using an option pricing model, the Company estimated the acquisition date fair value of the earn-out to be approximately $5.4. As of December 31, 2014, the Company updated its estimate of the fair value of the earn-out and concluded the fair value was zero, resulting in a gain of approximately $0.7 recognized in the first quarter of fiscal 2015, which was recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The parties have not yet agreed on a final net working capital adjustment. The Company currently estimates the final net working capital adjustment will result in an amount due back to the Company of approximately $6.0. Dymatize is reported in Post’s Consumer Brands segment (see Note 15). Net sales and operating loss included in the condensed consolidated statements of operations related to this acquisition were $47.0 and $(4.5), respectively, for the three months ended December 31, 2014.
On February 1, 2014, Post completed its acquisition of Golden Boy Foods Ltd. (“Golden Boy”), a manufacturer of private label peanut and other nut butters, as well as dried fruits and baking and snacking nuts. Golden Boy is reported in Post’s Private Label segment (see Note 15). Net sales and operating profit included in the Condensed Consolidated Statements of Operations

related to this acquisition were $102.5 and $4.0, respectively, for the three months ended December 31, 2014. Net sales and operating profit amounts are inclusive of American Blanching Company (“ABC”), which is discussed further below.
On June 2, 2014, the Company completed its acquisition of MFI Holding Corporation (“Michael Foods”) from affiliates of GS Capital Partners, affiliates of Thomas H. Lee Partners and other owners, which is reported in Post’s Michael Foods Group segment (see Note 15). Michael Foods manufactures and distributes egg products and refrigerated potato products and also distributes cheese and other dairy case products to the retail, food service and food ingredient channels. Net sales and operating profit included in the condensed consolidated statements of operations related to this acquisition were $534.1 and $37.6, respectively, for the three months ended December 31, 2014.
On August 1, 2014, Post Foods, LLC, a subsidiary of the Company, acquired a cereal brand and related inventory for $20.4. The brand is reported as part of the Consumer Brands segment.
On October 1, 2014, the Company completed its acquisition of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A (“PowerBar”) for $150.0, subject to a working capital adjustment, which resulted in a payment at closing of $136.1. The parties have not yet agreed on a final net working capital adjustment. The Company currently estimates the final net working capital adjustment will result in an amount due back to the Company of approximately $1.9. PowerBar manufactures and markets a variety of products in the sports nutrition segment. PowerBar is reported in Post’s Consumer Brands segment (see Note 15). Based upon the preliminary purchase price allocation, the Company has recorded $21.3 of customer relationships to be amortized over a weighted-average period of 18.3 years and $40.0 to trademarks/brands to be amortized over a weighted-average period of 20 years. Net sales and operating loss included in the condensed consolidated statements of operations related to this acquisition were $35.0 and $(4.5), respectively, for the three months ended December 31, 2014.
On November 1, 2014, the Company completed its acquisition of ABC for $128.0, after consideration of working capital and other adjustments, on a debt-free, cash-free basis. ABC is a manufacturer of peanut butter for national brands, private label retail and industrial markets and provider of peanut blanching, granulation and roasting services for the commercial peanut industry. ABC is reported in Post’s Private Label segment (see Note 15). Based upon the preliminary purchase price allocation, the Company has recorded $63.9 of customer relationships to be amortized over a weighted-average period of 17 years and $8.0 to trademarks/brands to be amortized over a weighted-average period of 10 years. ABC operations have been integrated into the Golden Boy business. Due to the level of integration, discrete sales and operating profit data is not available for ABC.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry. The Company expects substantially all of the final fair value of goodwill related to the current year acquisition of PowerBar to be deductible for U.S. income tax purposes and does not expect the final fair value of goodwill related to the current year acquisition of ABC to be deductible for U.S. income tax purposes.
Certain estimated values for the Dymatize, PowerBar and ABC acquisitions, including goodwill, intangible assets, inventory and deferred taxes, are not yet finalized pending the final settlement of the purchase price and preliminary purchase price allocations and are subject to change once additional information is obtained.
The following table provides the allocation of the purchase price based upon the fair value of assets and liabilities assumed for each acquisition completed in fiscal 2015.

	PowerBar	ABC
Cash and cash equivalents	$2.4	$0.6
Receivables	6.5	12.8
Inventories	24.3	15.5
Prepaid expenses and other current assets	0.1	0.4
Property	17.3	19.7
Goodwill	18.3	49.6
Other intangible assets	61.3	71.9
Deferred tax asset - long-term	11.7	—
Other assets	—	0.4
Accounts payable	(1.2)	(9.0)
Deferred tax liability - current	(0.8)	(0.4)
Other current liabilities	(4.6)	(2.8)
Deferred tax liability - long-term	(1.1)	(30.7)
Total acquisition cost	$134.2	$128.0
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of Dakota Growers, Dymatize, Golden Boy, Michael Foods, PowerBar and ABC for the periods presented as if the fiscal 2015 acquisitions had occurred on October 1, 2013 and the fiscal 2014 acquisitions had occurred on October 1, 2012, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended December 31,
	2014	2013
Pro forma net sales	$1,086.4	$1,067.3
Pro forma net loss available to common shareholders	$(97.0)	$(5.2)
Pro forma basic loss per share	$(1.95)	$(0.16)
Pro forma diluted loss per share	$(1.95)	$(0.16)

NOTE 4 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Consumer Brands	Michael Foods Group	Private Label	Total
Balance, September 30, 2014
Goodwill (gross)	$1,950.6	$1,347.2	$229.3	$3,527.1
Accumulated impairment losses	(640.4)	—	—	(640.4)
Goodwill (net)	$1,310.2	$1,347.2	$229.3	$2,886.7
Goodwill acquired	18.3	—	49.6	67.9
Currency translation adjustment	(0.2)	—	(6.0)	(6.2)
Balance, December 31, 2014
Goodwill (gross)	$1,968.7	$1,347.2	$272.9	$3,588.8
Accumulated impairment losses	(640.4)	—	—	(640.4)
Goodwill (net)	$1,328.3	$1,347.2	$272.9	$2,948.4

NOTE 5 — INCOME TAXES
For the three months ended December 31, 2014, the effective income tax rate is negative 31.8%. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company has recorded tax expense for the three months ended December 31, 2014 using the estimated annual effective tax rate for the Company’s full fiscal year. The estimated annual effective tax rate differs significantly from the statutory tax rate primarily due to the Company’s estimate of full year earnings before income taxes which causes small variations in estimated permanent differences to have a magnified impact on the effective income tax rate percentage, the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses will have an unfavorable impact on the effective income tax rate and the expectation that the Domestic Production Activities Deduction and tax planning strategies implemented for certain recent acquisitions will have a favorable impact on the effective income tax rate.
NOTE 6 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2014			September 30, 2014
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$1,825.3	$(115.4)	$1,709.9	$1,743.7	$(90.9)	$1,652.8
Trademarks/brands	609.7	(51.8)	557.9	554.7	(43.9)	510.8
Other intangible assets	23.9	(3.7)	20.2	24.7	(3.0)	21.7
	2,458.9	(170.9)	2,288.0	2,323.1	(137.8)	2,185.3
Not subject to amortization:
Trademarks/brands	449.5	—	449.5	457.7	—	457.7
	$2,908.4	$(170.9)	$2,737.5	$2,780.8	$(137.8)	$2,643.0
NOTE 7 — LOSS PER SHARE
Basic loss per share is based on the average number of common shares outstanding during the period. Diluted loss per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. The Company’s tangible equity units (“TEUs”) are assumed to be settled at the minimum settlement amount of 1.7114 shares per TEU for weighted-average shares for basic loss per share. For diluted loss per share, the shares, to the extent dilutive, are assumed to be settled at a conversion factor based on the Company’s daily volume-weighted average price per share of the Company’s common stock not to exceed 2.0964 shares per TEU.
The following table sets forth the computation of basic and diluted loss per share for the three months ended December 31, 2014 and 2013, respectively.

	Three Months Ended December 31,
	2014	2013
Net loss available to common shareholders	$(101.6)	$(5.0)

Weighted-average shares outstanding	44.9	32.7
Effect of TEUs on weighted-average shares for basic earnings per share	4.9	—
Weighted-average shares for basic earnings per share	49.8	32.7
Total dilutive securities	—	—
Weighted-average shares for diluted earnings per share	49.8	32.7

Basic loss per common share	$(2.04)	$(0.15)
Diluted loss per common share	$(2.04)	$(0.15)
For the three months ended December 31, 2014 and 2013, weighted-average shares for diluted loss per common share excludes 5.1 million and 3.8 million equity awards, respectively, and for the three months ended December 31, 2014 and 2013, excludes

11.0 million and 10.7 million shares, respectively, related to the potential conversion of the Company’s convertible preferred stock (see Note 12) as they were anti-dilutive. For the three months ended December 31, 2014, there were 1.1 million tangible equity units excluded from diluted loss per share as they were anti-dilutive.
NOTE 8 — INVENTORIES

	December 31, 2014	September 30, 2014
Raw materials and supplies	$90.2	$99.2
Work in process	15.1	16.3
Finished products	301.7	235.8
Flocks	29.5	29.4
	$436.5	$380.7
NOTE 9 — PROPERTY, NET

	December 31, 2014	September 30, 2014
Property, at cost	$1,176.9	$1,121.0
Accumulated depreciation	(316.8)	(289.1)
	$860.1	$831.9
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
As of December 31, 2014, the Company has interest rate swaps with a notional amount of $869.5 that have the effect of converting our variable interest rate term loan debt to fixed interest rates beginning in June 2016. In addition, as of December 31, 2014, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted average fixed rate of approximately 4% and receive three-month LIBOR and will result in a net settlement in July 2018. These swaps have the effect of locking in current low interest rates for anticipated future debt issuances to fund strategic investments, refinance existing debt or other strategic purposes. In connection with the acquisition of Michael Foods, the Company acquired additional interest rate swaps with a notional amount of $300.0 that were not settled at the closing of the acquisition and remain outstanding at December 31, 2014. The notional amounts of natural gas and heating oil futures and commodity contracts were $33.2 and $37.1, respectively, at December 31, 2014. These contracts relate to inputs that generally will be utilized within the next 12 months.
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Commodity, natural gas and heating oil derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount.
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of December 31, 2014 and September 30, 2014.

		Fair Value of Assets as of December 31, 2014
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Prepaid expenses and other current assets	$1.1	$(0.2)	$0.9

		Fair Value of Liabilities as of December 31, 2014
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$0.5	$(0.2)	$0.3
Natural gas and heating oil futures	Other current liabilities	8.1	—	8.1
Interest rate swaps	Other current liabilities	1.7	—	1.7
Interest rate swaps	Other liabilities	95.0	—	95.0
		$105.3	$(0.2)	$105.1

		Fair Value of Liabilities as of September 30, 2014
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$8.0	$—	$8.0
Natural gas and heating oil futures	Other current liabilities	0.9	—	0.9
Interest rate swaps	Other current liabilities	2.7	—	2.7
Interest rate swaps	Other liabilities	40.4	—	40.4
		$52.0	$—	$52.0
The following table presents the gain (loss) from derivative instruments that were not designated as hedging instruments and were recorded on the Company’s condensed consolidated statements of operations.

		Gain (Loss) Recognized in Earnings
		Three Months Ended December 31,
Derivative Instrument	Location of Gain (Loss) Recognized in Earnings	2014	2013
Commodity contracts	Cost of goods sold	$8.2	$0.2
Natural gas and heating oil futures	Cost of goods sold	(8.5)	0.7
Foreign exchange contracts	Selling, general and administrative expenses	—	(0.7)
Interest rate swaps	Other expense, net	(54.6)	—
NOTE 11 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	December 31, 2014			September 30, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$10.8	$10.8	$—	$10.2	$10.2	$—
Derivative assets	0.9	—	0.9	—	—	—
	$11.7	$10.8	$0.9	$10.2	$10.2	$—
Liabilities:
Deferred compensation liabilities	$14.0	$—	$14.0	$12.3	$—	$12.3
Derivative liabilities	105.1	—	105.1	52.0	—	52.0
	$119.1	$—	$119.1	$64.3	$—	$64.3
The following table represents the fair value of Post’s long-term debt, which is not recorded at fair value in the Condensed Consolidated Balance Sheets, and is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	December 31, 2014	September 30, 2014
Senior notes	$2,826.2	$2,768.2
Term loan	875.4	872.9
TEUs	31.2	29.5
	$3,732.8	$3,670.6
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
Refer to Note 10 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the condensed consolidated statements of operations.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments.
NOTE 12 — SHAREHOLDERS’ EQUITY
In the first quarter of fiscal 2014, Post adopted ASU 2013-02, “Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.” The only reclassification out of accumulated other comprehensive income for the reported periods is amortization of actuarial loss (benefit) and prior service cost for pension and postretirement benefits totaling $0.2 and $(0.2) for the three month periods ended December 31, 2014 and 2013, respectively. Amounts are primarily classified as “Cost of goods sold” on the condensed consolidated statements of operations.

NOTE 13 — LONG TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	December 31, 2014	September 30, 2014
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	875.0
6.00% Senior Notes maturing December 2022	630.0	630.0
Term loan	880.6	882.8
TEUs	35.2	38.4
4.57% 2012 Series Bond maturing September 2017	4.8	4.8
Secured notes	—	1.1
Capital leases	3.5	3.8
	$3,804.1	$3,810.9
Less: Current portion	(24.7)	(25.6)
Plus: Unamortized premium (discount), net	44.0	45.2
Total long-term debt	$3,823.4	$3,830.5
On January 29, 2014, the Company entered into a Credit Agreement as amended on May 1, 2014 (the “Credit Agreement”). The Credit Agreement provided for a revolving credit facility with an aggregate principal value of $400.0. The revolving credit facility has outstanding letters of credit of $0.5 which reduces the available borrowing capacity to $399.5 at December 31, 2014.
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
Debt Covenants
Under the terms of the Credit Agreement, we are required to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of December 31, 2014, we were in compliance with all such financial covenants.
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
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three Months Ended December 31,
	2014	2013
Components of net periodic benefit cost
Service cost	$1.0	$0.9
Interest cost	0.6	0.5
Expected return on plan assets	(0.7)	(0.5)
Recognized net actuarial loss	0.2	0.2
Recognized prior service cost	0.1	0.1
Net periodic benefit cost	$1.2	$1.2

	Other Benefits
	Three Months Ended December 31,
	2014	2013
Components of net periodic benefit cost
Service cost	$0.5	$0.5
Interest cost	1.2	1.1
Recognized net actuarial loss	0.4	0.1
Recognized prior service credit	(0.4)	(0.6)
Net periodic benefit cost	$1.7	$1.1
NOTE 15 — SEGMENTS
Effective October 1, 2014, the Company reorganized its management reporting and realigned its reportable segments in accordance with ASC 280, “Segment Reporting.”
For the year ended September 30, 2014, Post operated in the following reportable business segments:

•	Post Foods: including the Post branded ready-to-eat (“RTE”) cereal business;

•	Michael Foods: including egg, potato, cheese and other dairy;

•	Active Nutrition: including high protein shakes, bars, powders and nutritional supplements;

•	Private Brands: including dry pasta, peanut butter and other nut butters, dried fruits and baking and snacking nuts; and

•	Attune Foods: including premium natural and organic cereals and snacks.
In connection with a reorganization of our business units, effective as of October 1, 2014, the reportable segments were changed as follows:

•	Consumer Brands: including the Post branded RTE cereal business, the legacy Active Nutrition businesses and PowerBar;

•	Michael Foods Group: including the Michael Foods legacy businesses and the dry pasta business; and

•	Private Label: including the peanut butter and other nut butters (inclusive of the ABC business), dried fruits and baking and snacking nuts businesses and the legacy Attune Foods businesses.
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of intangible assets, accelerated depreciation on plant closures, restructuring expenses, and other unallocated corporate income and expenses. During the first quarter of fiscal 2015, the Company changed its methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for the three months ended December 31, 2013 has been adjusted to align with current year presentation. The following tables present information about the Company’s reportable segments, including corresponding amounts for the prior year.

	Three Months Ended December 31,
	2014	2013
Net Sales
Consumer Brands	$347.9	$274.1
Michael Foods Group	599.3	—
Private Label	127.8	23.2
Eliminations	(1.1)	(0.3)
Total	$1,073.9	$297.0
Segment Profit
Consumer Brands	$31.3	$47.4
Michael Foods Group	42.1	—
Private Label	6.9	2.6
Total segment profit	80.3	50.0
General corporate expenses and other	32.3	20.8
Accelerated depreciation on plant closure	—	2.7
Losses on hedge of purchase price of foreign currency denominated acquisition	—	1.3
Loss on assets held for sale	7.1	—
Interest expense	60.1	29.0
Other expense, net	54.6	—
Loss before income taxes	$(73.8)	$(3.8)
Depreciation and amortization
Consumer Brands	$19.1	$14.8
Michael Foods Group	36.6	—
Private Label	6.0	1.8
Total segment depreciation and amortization	61.7	16.6
Accelerated depreciation on plant closure	—	2.7
Corporate	1.4	1.8
Total	$63.1	$21.1

	December 31, 2014	September 30, 2014
Assets
Consumer Brands	$3,061.6	$2,931.9
Michael Foods Group	3,651.9	3,726.8
Private Label	716.3	558.6
Corporate	286.9	513.8
Total	$7,716.7	$7,731.1

NOTE 16 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF GUARANTORS
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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$960.9	$123.4	$(10.4)	$1,073.9
Cost of goods sold	—	728.9	106.3	(10.4)	824.8
Gross Profit	—	232.0	17.1	—	249.1

Selling, general and administrative expenses	3.1	149.0	13.9	—	166.0
Amortization of intangible assets	—	30.8	2.7	—	33.5
Loss (gain) on foreign currency	0.4	0.9	(0.1)	—	1.2
Other operating expenses, net	—	7.5	—	—	7.5
Operating (Loss) Profit	(3.5)	43.8	0.6	—	40.9

Interest expense (income), net	57.1	(0.3)	3.3	—	60.1
Other expense, net	54.6	—	—	—	54.6
(Loss) Earnings before Income Taxes	(115.2)	44.1	(2.7)	—	(73.8)
Income tax expense (benefit)	37.9	(13.9)	(0.5)	—	23.5
Net (Loss) Earnings before Equity in Subsidiaries	(153.1)	58.0	(2.2)	—	(97.3)
Equity earnings (loss) in subsidiaries	55.8	(0.5)	—	(55.3)	—
Net (Loss) Earnings	$(97.3)	$57.5	$(2.2)	$(55.3)	$(97.3)
Total Comprehensive (Loss) Income	$(111.2)	$57.7	$(9.2)	$(48.5)	$(111.2)

	Three Months Ended December 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$284.8	$18.8	$(6.6)	$297.0
Cost of goods sold	—	174.1	15.0	(6.6)	182.5
Gross Profit	—	110.7	3.8	—	114.5

Selling, general and administrative expenses	3.2	74.8	3.9	—	81.9
Amortization of intangible assets	—	5.7	—	—	5.7
Loss on foreign currency	1.3	0.3	—	—	1.6
Other operating expenses, net	—	0.1	—	—	0.1
Operating (Loss) Profit	(4.5)	29.8	(0.1)	—	25.2

Interest expense, net	29.0	—	—	—	29.0
(Loss) Earnings before Income Taxes	(33.5)	29.8	(0.1)	—	(3.8)
Income tax (benefit) expense	(11.9)	10.5	—	—	(1.4)
Net (Loss) Earnings before Equity in Subsidiaries	(21.6)	19.3	(0.1)	—	(2.4)
Equity earnings in subsidiaries	19.2	—	—	(19.2)	—
Net (Loss) Earnings	$(2.4)	$19.3	$(0.1)	$(19.2)	$(2.4)
Total Comprehensive (Loss) Income	$(4.7)	$19.2	$(2.3)	$(16.9)	$(4.7)

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	December 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$166.8	$3.6	$12.5	$(6.2)	$176.7
Restricted cash	1.1	11.3	1.2	—	13.6
Receivables, net	73.6	292.5	60.6	(17.7)	409.0
Inventories	—	384.0	52.5	—	436.5
Deferred income taxes	21.8	—	—	—	21.8
Intercompany notes receivable	3.0	—	—	(3.0)	—
Prepaid expenses and other current assets	11.9	25.3	1.5	—	38.7
Total Current Assets	278.2	716.7	128.3	(26.9)	1,096.3
Property, net	—	801.2	58.9	—	860.1
Goodwill	—	2,800.7	147.7	—	2,948.4
Other intangible assets, net	—	2,617.3	120.2	—	2,737.5
Intercompany receivable	973.2	—	—	(973.2)	—
Intercompany notes receivable	171.4	—	—	(171.4)	—
Investment in subsidiaries	5,665.7	25.4	—	(5,691.1)	—
Other assets	59.7	13.0	1.7	—	74.4
Total Assets	$7,148.2	$6,974.3	$456.8	$(6,862.6)	$7,716.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.4	$1.9	$0.4	$—	$24.7
Accounts payable	0.1	212.1	43.5	(23.9)	231.8
Intercompany notes payable	—	—	3.0	(3.0)	—
Other current liabilities	157.9	151.2	19.1	—	328.2
Total Current Liabilities	180.4	365.2	66.0	(26.9)	584.7
Long-term debt	3,817.4	2.9	3.1	—	3,823.4
Intercompany payable	—	971.5	1.7	(973.2)	—
Intercompany notes payable	—	—	171.4	(171.4)	—
Deferred income taxes	864.6	—	30.5	—	895.1
Other liabilities	112.5	117.2	10.5	—	240.2
Total Liabilities	4,974.9	1,456.8	283.2	(1,171.5)	5,543.4

Total Shareholders’ Equity	2,173.3	5,517.5	173.6	(5,691.1)	2,173.3
Total Liabilities and Shareholders’ Equity	$7,148.2	$6,974.3	$456.8	$(6,862.6)	$7,716.7

	September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$246.6	$15.7	$10.0	$(3.9)	$268.4
Restricted cash	1.1	79.8	3.9	—	84.8
Receivables, net	78.0	305.2	45.9	(15.4)	413.7
Inventories	—	336.5	44.2	—	380.7
Deferred income taxes	27.0	—	—	—	27.0
Intercompany notes receivable	6.3	—	—	(6.3)	—
Prepaid expenses and other current assets	11.4	30.4	2.6	—	44.4
Total Current Assets	370.4	767.6	106.6	(25.6)	1,219.0
Property, net	—	775.9	56.0	—	831.9
Goodwill	—	2,732.8	153.9	—	2,886.7
Other intangible assets, net	—	2,518.5	124.5	—	2,643.0
Intercompany receivable	1,015.4	—	—	(1,015.4)	—
Intercompany notes receivable	178.9	—	—	(178.9)	—
Investment in subsidiaries	5,543.1	8.1	—	(5,551.2)	—
Other assets	61.7	86.1	2.7	—	150.5
Total Assets	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.2	$3.0	$0.4	$—	$25.6
Accounts payable	—	212.2	32.1	(19.3)	225.0
Intercompany notes payable	—	—	6.3	(6.3)	—
Other current liabilities	100.4	153.8	15.1	—	269.3
Total Current Liabilities	122.6	369.0	53.9	(25.6)	519.9
Long-term debt	3,824.2	2.9	3.4	—	3,830.5
Intercompany payable	—	1,013.8	1.6	(1,015.4)	—
Intercompany notes payable	—	—	178.9	(178.9)	—
Deferred income taxes	883.8	—	31.3	—	915.1
Other liabilities	55.7	115.9	10.8	—	182.4
Total Liabilities	4,886.3	1,501.6	279.9	(1,219.9)	5,447.9
Total Shareholders’ Equity	2,283.2	5,387.4	163.8	(5,551.2)	2,283.2
Total Liabilities and Shareholders’ Equity	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used In) Provided by Operating Activities	$(18.0)	$72.0	$5.5	$(2.3)	$57.2

Cash Flows from Investing Activities
Business acquisitions	—	(183.0)	(1.2)	—	(184.2)
Additions to property	—	(22.5)	(1.2)	—	(23.7)
Restricted cash	—	68.5	2.7	—	71.2
Capitalization of subsidiaries	(57.6)	—	—	57.6	—
Receipt of intercompany loan payments	6.3	—	—	(6.3)	—
Net Cash (Used in) Provided by Investing Activities	(51.3)	(137.0)	0.3	51.3	(136.7)

Cash Flows from Financing Activities
Repayments of long-term debt	(5.6)	(1.1)	—	—	(6.7)
Payment of dividend	(4.3)	—	—	—	(4.3)
Proceeds from Parent capitalization	—	54.0	3.6	(57.6)	—
Repayments of intercompany loans	—	—	(6.3)	6.3	—
Other, net	(0.6)	—	—	—	(0.6)
Net Cash (Used in) Provided by Financing Activities	(10.5)	52.9	(2.7)	(51.3)	(11.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	—	(0.6)

Net (Decrease) Increase in Cash and Cash Equivalents	(79.8)	(12.1)	2.5	(2.3)	(91.7)
Cash and Cash Equivalents, Beginning of Year	246.6	15.7	10.0	(3.9)	268.4
Cash and Cash Equivalents, End of Period	$166.8	$3.6	$12.5	$(6.2)	$176.7

	Three Months Ended December 31, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$11.7	$26.9	$1.0	$(14.7)	$24.9

Cash Flows from Investing Activities
Cash advance for acquisitions	(366.2)	—	—	—	(366.2)
Additions to property	—	(16.2)	(0.3)	—	(16.5)
Restricted cash	37.0	—	—	—	37.0
Net Cash Used in Investing Activities	(329.2)	(16.2)	(0.3)	—	(345.7)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	525.0	—	—	—	525.0
Proceeds from issuance of Preferred Stock	290.8	—	—	—	290.8
Payment of preferred stock dividend	(2.3)	—	—	—	(2.3)
Payments of debt issuance costs	(8.8)	—	—	—	(8.8)
Other, net	(0.1)	—	—	—	(0.1)
Payments for equity distributions	—	(13.9)	—	13.9	—
Net Cash Provided by (Used in) by Financing Activities	804.6	(13.9)	—	13.9	804.6
Effect of Exchange Rate Changes on Cash	(0.6)	—	(0.3)	—	(0.9)

Net Increase (Decrease) in Cash and Cash Equivalents	486.5	(3.2)	0.4	(0.8)	482.9
Cash and Cash Equivalents, Beginning of Year	391.4	4.1	8.2	(1.7)	402.0
Cash and Cash Equivalents, End of Period	$877.9	$0.9	$8.6	$(2.5)	$884.9

NOTE 17 — SUBSEQUENT EVENTS
Preferred Stock Dividend
On January 23, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.9375 per share, representing payment for the dividend period from the date of November 15, 2014 to February 14, 2015, on the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Board of Directors also declared a quarterly dividend of $0.625 per share, representing payment for the dividend period from November 15, 2014 to February 14, 2015, on the Company’s 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. Both dividends will be paid on February 17, 2015 to preferred shareholders of record as of February 1, 2015.
Acquisition of MOM Brands Company
On January 26, 2015, the Company announced it had agreed to acquire privately-owned MOM Brands Company (“MOM Brands”). The transaction is expected to be completed by Post’s fiscal fourth quarter, subject to customary closing conditions including the expiration of waiting periods under U.S. antitrust laws. The transaction has been approved by MOM Brands’ shareholders.
Post will acquire MOM Brands for $1,150.0 on a cash-free, debt-free basis, subject to working capital and other customary closing adjustments. Under the terms of the agreement, at closing, Post will pay $1,050.0 in cash and issue the current owners of MOM Brands approximately 2.45 million shares of Post common stock.
Common Stock Offering
In February 2015, Post issued 7.475 million shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share. The Company received net proceeds of $341.7 after paying commissions or discounts to the underwriters of the offering of approximately $13.4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2014. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries. Please note these discussions are subject to disclosure under “Cautionary Statements Regarding Forward-Looking Statements” included below within Item 2.
OVERVIEW
We are a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, active nutrition and private label food categories. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the Internet.
RECENT DEVELOPMENTS
Acquisitions
Post completed the following acquisitions in fiscal 2015 and 2014:

•	American Blanching Company (“ABC”), acquired November 1, 2014;

•	PowerBar and Musashi brands (“PowerBar”), acquired October 1, 2014;

•	MFI Holding Corporation (“Michael Foods”), acquired June 2, 2014;

•	Golden Boy Foods Ltd (“Golden Boy”), acquired February 1, 2014;

•	Dymatize Enterprises, LLC (“Dymatize”), acquired February 1, 2014; and

•	Dakota Growers Pasta Company, Inc. (“Dakota Growers”), acquired January 1, 2014.
In addition, on January 26, 2015, Post announced it has agreed to acquire privately-owned MOM Brands Company (“MOM Brands”). The transaction is expected to be completed by Post’s fiscal fourth quarter, subject to customary closing conditions including the expiration of waiting periods under U.S. antitrust laws. The transaction has been approved by MOM Brands’ shareholders.
Segment Reorganization
For the year ended September 30, 2014, Post operated in the following reportable business segments:

•	Post Foods: including the Post branded ready-to-eat (“RTE”) cereal business;

•	Michael Foods: including egg, potato, cheese and other dairy;

•	Active Nutrition: including high protein shakes, bars, powders and nutritional supplements;

•	Private Brands: including dry pasta, peanut butter and other nut butters, dried fruits and baking and snacking nuts; and

•	Attune Foods: including premium natural and organic cereals and snacks.
In connection with a reorganization of our business units, effective as of October 1, 2014, the reportable segments were changed as follows:

•	Consumer Brands: including the Post branded RTE cereal business, the legacy Active Nutrition businesses and PowerBar;

•	Michael Foods Group: including the Michael Foods legacy businesses and the dry pasta business; and

•	Private Label: including the peanut butter and other nut butters (inclusive of the ABC business), dried fruits and baking and snacking nuts businesses and the legacy Attune Foods businesses.
Prior year amounts have been reclassified to conform with the 2015 presentation.

RESULTS OF OPERATIONS
The following table summarizes key data and items affecting comparability that we believe are important for you to consider as you read the consolidated results analysis discussions below.

	Three Months Ended December 31,
(dollars in millions)	2014	2013
Net Sales	$1,073.9	$297.0

Operating Profit	$40.9	$25.2
Interest expense, net	60.1	29.0
Other expense, net	54.6	—
Income tax provision (benefit)	23.5	(1.4)
Net Loss	$(97.3)	$(2.4)

Items Affecting Comparability:
Inventory valuation adjustments on acquired businesses	$3.2	$—
Acquisition related costs	5.0	4.4
Integration costs	2.1	—
Amortization of intangible assets	33.5	5.7
Loss on assets held for sale	7.1	—
Net Sales

	Three Months Ended December 31,
(dollars in millions)	2014	2013
Net Sales	$1,073.9	$297.0

Contributions to Net Sales from current and prior year acquisitions:
Consumer Brands	$82.0	$—
Michael Foods Group	599.3	—
Private Label	102.5	—
Total contributions from acquisitions	$783.8	$—
Net sales increased $776.9 million, or 262%, during the three months ended December 31, 2014 including contributions from current and prior year acquisitions of $783.8 million. Excluding the impact of acquisitions, net sales decreased 2% for the three months ended December 31, 2014. This decrease is primarily due to lower branded RTE cereal volumes and lower average RTE cereal net selling prices resulting from changes in sales mix and increased trade spending within the Consumer Brands segment. These negative impacts are partially offset by strong volume increases for shakes and granola.
Operating Profit

	Three Months Ended December 31,
(dollars in millions)	2014	2013
Operating Profit	$40.9	$25.2

Contributions to Operating Profit (Loss) from current and prior year acquisitions:
Consumer Brands	$(9.0)	$—
Michael Foods Group	42.1	—
Private Label	4.0	—
Total contributions from acquisitions	$37.1	$—
Operating profit increased $15.7 million, or 62%, during the three months ended December 31, 2014 including contributions from current and prior year acquisitions of $37.1 million. Excluding the impact of current and prior year acquisitions, operating profit decreased approximately 85% for the three months ended December 31, 2014. This decrease is due to a reduction in net sales excluding the impact of acquisitions, as discussed above, as well as, a loss on assets held for sale in the current year of $7.1 million, increased losses related to mark to market adjustments on commodity hedges of $6.0 million, $3.1 million higher stock-based compensation expense, higher compensation related costs resulting from an increase in holding company headcount to support the growing organization, and reorganization costs of $3.9 million incurred in the current year. These negative impacts were partially offset by a reduction in advertising and promotional spending, primarily related to our branded RTE cereal business, and favorable raw materials costs in the three months ended December 31, 2014, as compared to the comparable prior year period. For further discussion, refer to “Segment Results” within this section.
Other Expense, net
During the three months ended December 31, 2014, we incurred $54.6 million of non-cash mark-to-market losses related to our interest rate swaps. These amounts are reported as “Other expense, net” on the condensed consolidated statements of operations. For additional information on our interest rate swaps, refer to Note 10 within the Notes to Condensed Consolidated Financial Statements.
Interest Expense
Interest expense increased 107% for the three months ended December 31, 2014 compared to the corresponding period in the prior year. The increase is driven primarily by the increase in the principle balance of outstanding debt through the March 2014 issuance of our 6.75% senior notes, the June 2014 issuance of our 6.00% senior notes, the term loan and the amortizing note component of our 5.25% tangible equity units (“TEUs”), partially offset by a decrease in our weighted average interest rate. The term loan and the amortizing note component of the TEUs bear interest at rates of 3.75% and 5.25%, respectively. Our weighted average interest rate was 6.9% and 7.2% for the three months ended December 31, 2014 and 2013, respectively. The decrease is due to a change in debt mix resulting from the prior year issuances of the lower rate 6.75% senior notes, 6.00% senior notes, term loan and TEUs.
Income Taxes
For the three months ended December 31, 2014, the effective income tax rate is negative 31.8%. In accordance with Accounting Standards Codification (“ASC”) Topic 740, we have recorded tax expense for the three months ended December 31, 2014 using the estimated annual effective tax rate for our full fiscal year. The estimated annual effective tax rate differs significantly from the statutory tax rate primarily due to our estimate of full year earnings before income taxes which causes small variations in estimated permanent differences to have a magnified impact on the effective income tax rate percentage, the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses will have an unfavorable impact on the effective income tax rate and the expectation that the Domestic Production Activities Deduction and tax planning strategies implemented for certain recent acquisitions will have a favorable impact on the effective income tax rate.
Other Items Affecting Comparability
Inventory Valuation Adjustments on Acquired Businesses
In the three months ended December 31, 2014, we incurred $3.2 million of inventory valuation adjustments on acquired businesses, recorded as “Cost of goods sold.” These costs include $1.9 million related to the acquisition of PowerBar, reported in the Consumer Brands segment, and $1.3 million related to the acquisition of ABC, reported in the Private Label segment. There were no such costs in the three months ended December 31, 2013.
Acquisition Related Costs
During the three months ended December 31, 2014 and 2013, we incurred acquisition related expenses of approximately $5.0 million and $4.4 million, respectively, recorded in “Selling, general and administrative expenses.” These costs are incurred to execute our merger and acquisition strategy and relate to transactions signed or announced prior to the issuance of financial statements as well as costs incurred for due diligence on potential acquisitions that were not signed or announced at the time of our quarterly reporting.
Integration Costs
We incurred $2.1 million of integration costs during the three months ended December 31, 2014. These costs consist primarily of outside professional service fees related to the integration of recently acquired businesses into Post Holdings.
Amortization of Intangible Assets
Total amortization expense for the three months ended December 31, 2014 was $33.5 million compared to $5.7 million for the corresponding period last year. The increase is primarily due to amortization recorded in the current year related to the acquired intangible assets of Dakota Growers, Dymatize, Golden Boy, Michael Foods, PowerBar and ABC.

Loss on Assets Held for Sale
Related to the closure of our Modesto, California facility, we have land, building and equipment classified as assets held for sale as of December 31, 2014. Post has committed to a plan for selling the assets, is actively and reasonably marketing them utilizing a third party broker, and sale is reasonably expected within one year. An impairment loss of $7.1 million was recorded to adjust the carrying value of the assets to their fair value less estimated selling costs. The loss is reported in “Other operating expenses, net” on the Condensed Consolidated Statement of Operations.
 SEGMENT RESULTS

	Three Months Ended December 31,
(dollars in millions)	2014	2013
Net Sales
Consumer Brands	$347.9	$274.1
Michael Foods Group	599.3	—
Private Label	127.8	23.2
Eliminations	(1.1)	(0.3)
Total Net Sales	$1,073.9	$297.0

Segment Profit
Consumer Brands	$31.3	$47.4
Michael Foods Group	42.1	—
Private Label	6.9	2.6

Segment Profit Margin
Consumer Brands	9.0%	17.3%
Michael Foods Group	7.0%	n/a
Private Label	5.4%	11.2%
Consumer Brands
Net sales for the Consumer Brands segment increased $73.8 million, or 27%, for the three months ended December 31, 2014. Net sales were positively impacted by acquisitions, excluding this impact, net sales decreased 3%. This decrease was primarily due to 4.8% lower RTE cereal volumes and lower average RTE cereal net selling prices of 3.5% for the three months ended December 31, 2014. RTE cereal volumes were negatively impacted by significantly lower volumes from co-manufacturing agreements and modest volume declines for the branded RTE cereal business. The decrease in average net selling prices in the current period is primarily the result of higher trade spending and changes in sales mix with a current year shift to larger package sizes which sell at a lower price per pound. The higher trade spend was partially driven by an increase in product placement fees associated with the launch of new innovations. These negative impacts have been partially offset by an increase of $12.0 million in protein shake sales, primarily resulting from increased sales volume in the club channel.
Compared to the prior year period, segment profit for the three months ended December 31, 2014, decreased approximately 34% to $31.3 million. Excluding the impact of acquisitions, segment profit decreased 15%. The decrease was driven by reduced RTE cereal volumes and lower average net selling prices, as previously described, as well as severance related business reorganization costs, partially offset by higher protein shake volumes, reduced advertising and promotional spending, lower raw material costs (primarily corn, wheat, sugar and fruit) and favorable manufacturing expense.
Michael Foods Group
The Michael Foods Group segment had net sales of $599.3 million for the three months ended December 31, 2014, which represents a 4% increase compared to the prior year period, which was prior to our ownership. This increase was driven by a 1% increase in volumes. Egg product sales were up 0.8%, with volume up 0.7%. Refrigerated potato products sales were up 7.0% with volume up 1.7%. Cheese and other dairy case products sales were up 18.3%, with volume up 1.7%. The foodservice sales channel had a strong quarter with revenues and volumes both up approximately 8% due to new and existing customer growth.  That increase was offset by lower food ingredient sales as we reduced volumes on certain low margin business during the quarter. Additionally, the strengthening U.S. dollar created competitive pricing issues with our Canadian sales. Sales have also been positively impacted in the current period when compared to the prior year pre-acquisition period by increased sales within the pasta business.

Segment profit was $42.1 million in the three months ended December 31, 2014. Segment profit was unfavorably impacted in the three months ended December 31, 2014, by $5.1 million of accrued costs and lost volumes for corrective actions in connection with isolated fourth quarter fiscal 2014 product quality issues. In addition, segment profit was negatively impacted compared to the prior year pre-acquisition period by an increase in amortization expense resulting from the acquisition date valuation of acquired intangibles.
Private Label
Net sales for the Private Label segment were $127.8 million for the three months ended December 31, 2014, up from $23.2 million in the first fiscal quarter of 2014. This increase is primarily due to the impact of acquisitions, excluding this impact, net sales increased 9%. The increase in net sales is primarily the result of a 12% increase in granola sales largely resulting from successful selling efforts with two new private label granola customers during the period.
When comparing the results of our recently acquired nut butter businesses to their prior year comparable pre-acquisition period, net sales increased due to a favorable sales mix with a shift to higher-priced tree nut butters following an increase in production capacity from lower-priced conventional peanut butter.
Segment profit increased 165% in the three months ended December 31, 2014 primarily due to current and prior year acquisitions. Excluding the impact of acquisitions, segment profit increased approximately 11% due to an increase in net sales volumes as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
In January 2015, we announced that we intend to purchase MOM Brands for $1.15 billion on a cash-free, debt-free basis, subject to working capital and other customary closing adjustments. The purchase price will be paid in the form of $1.05 billion in cash and approximately 2.45 million shares of the Company’s common stock, par value $0.01 per share. Concurrent with the signing of the merger agreement for the acquisition, we obtained financing commitments under which certain lenders have committed to provide up to $700.0 million under a secured term loan facility, which we expect will be documented as a new incremental term loan under our existing credit facility (the “New Incremental Term Loan”). The financing commitment, together with the proceeds of the February 2015 common stock offering discussed below and cash on hand will be sufficient to fund the cash portion of the purchase price.
In February 2015, we issued 7.475 million shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share. We received net proceeds of $341.7 million after paying commissions or discounts to the underwriters of the offering of approximately $13.4 million.
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
(dollars in millions)	2014	2013
Cash provided by operating activities	$57.2	$24.9
Cash used in investing activities	(136.7)	(345.7)
Cash (used in) provided by financing activities	(11.6)	804.6
Effect of exchange rate changes on cash	(0.6)	(0.9)
Net (decrease) increase in cash and cash equivalents	$(91.7)	$482.9
Historically, we have generated and expect to continue to generate positive cash flows from operations, supported by favorable operating income margins. We believe our cash on hand, cash flows from operations and our current and future credit facilities will be sufficient to satisfy our future working capital, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives or financial waivers. There can be no assurance that we would be able to obtain additional financing on terms acceptable to us or at all.
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long-term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long term debt obligations.
Cash provided by operating activities for the three months ended December 31, 2014 increased $32.3 million compared to the prior year period. This increase was primarily driven by incremental cash flows from the operations of our 2015 and 2014 acquisitions, $49.4 million of favorable working capital changes during the three months ended December 31, 2014 when compared to working capital changes in fiscal 2014, as well as lower payments for federal income taxes, partially offset by higher interest payments of $59.2 million in the current year.
Cash used in investing activities for the three months ended December 31, 2014 decreased $209.0 million compared to the prior year period. The decrease was driven by net cash paid in fiscal 2015 of $184.2 million for the acquisitions of PowerBar and ABC, compared to $366.2 million in fiscal 2014 for a cash advance related to the acquisition of Dakota Growers, partially offset by an increase in capital expenditures during the current year. Fiscal 2015 and 2014 acquisitions contributed $19.7 million of capital expenditures in the three months ended December 31, 2014. This increase was partially offset by the reduction of capital expenditures in the current year related to the closure of our Modesto, California facility and the associated migration of production capacity from Modesto to other facilities.
Cash used in financing activities was $11.6 million for the three months ended December 31, 2014 compared to cash provided by financing activities in the prior year period of $804.6 million. The current year outflow is driven by repayments of long-term debt and the payment of preferred stock dividends. The prior year inflow was primarily driven by proceeds from an additional senior notes issuance and a preferred stock offering.
Debt Covenants
Under the terms of the Credit Agreement, we are required to comply with certain financial covenants consisting of ratios for maximum consolidated leverage and minimum interest expense coverage. As of December 31, 2014, we were in compliance with all such financial covenants.
The Credit Agreement permits us to incur additional unsecured debt only if its consolidated leverage ratio, calculated as provided in the Credit Agreement, would be less than 5.75 to 1.00 after giving effect to such new debt. As of December 31, 2014, our consolidated leverage ratio exceeded this threshold. If we seek to issue any unsecured debt securities on or prior to the closing date of the MOM Brands acquisition, we would have to amend the Credit Agreement to permit the new issuance, although we cannot provide any assurance that we would be able obtain such an amendment.
The indentures governing our senior unsecured notes also contain terms and conditions that we must satisfy in order to incur debt under the New Incremental Term Loan. Among these terms and conditions, we must have, on a pro forma basis giving effect to the acquisition of MOM Brands and the incurrence of debt under the New Incremental Term Loan, (1) a fixed charge coverage ratio of at least 2 to 1 and (2) a senior secured leverage ratio of not more than 2.5 to 1. Our ability to satisfy financial covenants and tests contained in the Credit Agreement and the indentures for its senior notes is dependent on our financial results, and the financial results of MOM Brands, for the most recent four fiscal quarter periods ending prior to the closing of the MOM Brands acquisition for which financial statements are available. We believe we are in compliance with these conditions on a pro forma basis as of the most recently ended four fiscal quarter periods for Post and MOM Brands prior to the date hereof, however these conditions will have to be re-measured at the acquisition closing date for the respective four fiscal periods in effect at that time.
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
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2014 as filed with the SEC on November 28, 2014. There have been no significant changes to our critical accounting policies and estimates since September 30, 2014.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to obtain financing and access to capital for our pending acquisition of MOM Brands or our ability to otherwise complete the acquisition;

•	the timing to consummate the acquisition of MOM Brands;

•	the ability and timing to obtain required regulatory approvals for the MOM Brands acquisition, including antitrust approvals, and to satisfy other closing conditions;

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including secured and unsecured debt;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	changes in our cost structure, management, financing and business operations;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	our ability to maintain competitive pricing, introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate and respond to changes in consumer preferences and trends;

•	changes in economic conditions and consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes, work stoppages or unionization efforts;

•	legal and regulatory factors, including advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding operations;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	the ultimate impact litigation may have on us, including the lawsuit (to which Michael Foods is a party) alleging violations of federal and state antitrust laws in the egg industry;

•	our reliance on third party manufacturers for certain of our products;

•	disruptions or inefficiencies in supply chain;

•	our ability to recognize the expected benefits of the closing of our Modesto, California manufacturing facility;

•	fluctuations in foreign currency exchange rates;

•	consolidations in the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plans;

•	loss of key employees;

•	our ability to protect our intellectual property;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	business disruptions caused by information technology failures and/or technology hacking; and

•	other risks and uncertainties included under “Risk Factors” in this document.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2014, we have principal value of indebtedness of $3,804.1 million related to our 7.375%, 6.75% and 6.00% senior notes, our term loan, our 5.25% tangible equity units, $8.3 million of debt and capital leases assumed in the acquisition of Michael Foods and an undrawn revolving credit facility with a $400.0 million borrowing capacity. The revolving credit facility has outstanding letters of credit of $0.5 million which reduced the available borrowing capacity to $399.5 million at December 31, 2014. Of the total $3,804.1 million outstanding indebtedness, approximately $2,923.5 million bears interest at fixed rates with a weighted-average interest rate of 6.9% and is not subject to change based on changes in market interest rates.
The remaining $880.6 million is variable rate debt comprised of the unpaid principal balance of our $885.0 million term loan which bears interest at LIBOR plus a 3% spread, subject to a 0.75% LIBOR floor. In June 2014, we entered into interest rate swaps, with a two-year forward start date, with a notional value of $869.5 million. The interest rate swaps have the effect of fixing the interest rate we will incur on the expected remaining principal balance on our $885.0 million variable rate term loan beginning in June 2016. In addition, as of December 31, 2014, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted average fixed rate of approximately 4% and receive three-month LIBOR and will result in a net settlement in July 2018.  These swaps have the effect of locking in current low interest rates for anticipated future debt issuances to fund strategic investments, refinance existing debt or other strategic purposes.
Borrowings under the Revolving Credit Facility bear interest at either the Eurodollar Rate or the Base Rate (as such terms are defined in the Credit Agreement) plus an applicable margin ranging from 2.00% to 2.50% for Eurodollar Rate-based loans and from 1.00% to 1.50% for Base Rate-based loans, depending upon our senior secured leverage ratio.
There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, as filed with the SEC on November 28, 2014.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Executive Chairman, Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman, CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
In connection with the Company's acquisitions in fiscal 2014 and 2015, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to the Company's internal control over financial reporting. The Company's fiscal 2015 acquisitions will be excluded from management's assessment of internal control over financial reporting as of September 30, 2015.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania, where they are being treated as related to the main action. Fact discovery concluded on April 30, 2014. The class-certification phase of the case is currently in process. Hearings on class certification are scheduled for March 2015 for direct purchaser plaintiffs and April 2015 for indirect purchaser plaintiffs.
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
ITEM 1A. RISK FACTORS.
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 28, 2014, as of and for the year ended September 30, 2014, in addition to those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Our pending acquisition of MOM Brands may not be consummated, and if sufficient financing or other sources of capital are not available, we may be subject to monetary or other damages under the merger agreement.

On January 25, 2015, we entered into a merger agreement to acquire MOM Brands Company (“MOM Brands”). Completion of this acquisition is subject to certain limited conditions, including the accuracy of MOM Brands’ representations and warranties, material compliance by MOM Brands with certain pre-closing covenants, regulatory review and no material adverse change in MOM Brands since the date of the merger agreement.

We expect the transaction to close by the third quarter of 2015 (our fiscal fourth quarter). There can be no assurance, however, that all closing conditions for the acquisition will be satisfied and, if they are satisfied, that they will be satisfied in time for the closing to occur during the period noted above. The merger agreement may be terminated by the mutual consent of the parties and under certain other circumstances, including by either party if the closing of the acquisition has not occurred by July 31, 2015, although this date will be extended to October 30, 2015 if all conditions to closing have been satisfied other than the expiration of the applicable waiting period under the the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which we refer to as the HSR Act.

The representations and warranties made by MOM Brands in the merger agreement do not survive the closing and, as a result, after the closing we will have no recourse or indemnification rights against the current owners of MOM Brands in the event any of the representations or warranties made by MOM Brands in the merger agreement prove to be inaccurate or breached.

We intend to finance a large portion of the purchase price with debt and equity financing. However, our ability to obtain financing is not a condition to closing under the merger agreement. The financing commitment we entered into in connection with the MOM Brands acquisition provides for a new incremental term loan of up to $700.0 million. Under our credit agreement, the new incremental term loan is not permitted to be in an amount that would cause our senior secured leverage ratio (which is the ratio of our consolidated senior secured debt to our consolidated EBITDA, as those terms are defined in the credit agreement) to exceed 2.50 to 1.00 on a pro forma basis giving effect to the MOM Brands acquisition and the incurrence of the debt under the new incremental term loan. This covenant may have the effect of limiting the amount of debt that we may borrow under the new incremental term loan to less than the full amount provided for under the financing commitment. In any event, the amount of the proceeds from the new incremental term loan will not be sufficient, by itself, to fund the entire amount of the cash portion of the purchase price, and we have not entered into any commitment for bridge financing to provide funding for the remaining portion.

We believe that the proceeds of our common stock offering which closed on February 3, 2015, together with the net proceeds of the new incremental term loan and cash on hand, will be sufficient to fund the cash portion of the purchase price. However, our ability to obtain financing under the financing commitment and the new incremental term loan is subject to certain conditions that may not be satisfied at the closing of the acquisition. If we are unable to obtain sufficient financing or experience a significant diminution of our existing cash and cash equivalents or other sources of capital, and as a result we do not have sufficient funds to complete the acquisition of MOM Brands, we may be subject to monetary or other damages under the merger agreement as a result of our failure to complete the acquisition. Our ability to obtain financing is not a condition to closing under the merger agreement for the acquisition of MOM Brands.

Failure to complete the MOM Brands acquisition could impact our stock price and our future business and financial results.

If the acquisition of MOM Brands is not completed or our financing for the acquisition becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•
depending on the reasons for the failure to complete the MOM Brands acquisition we could be liable to MOM Brands for monetary or other damages in connection with the termination or breach of the merger agreement;

•	we have dedicated significant time and resources, financial and otherwise, in planning for the acquisition and the associated integration;

•	we are responsible for certain transaction costs relating to the MOM Brands acquisition, whether or not the acquisition is completed;

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

     In addition, if the MOM Brands acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We may also be subject to litigation related to any failure to complete the acquisition or to enforcement proceedings commenced against us to perform our obligations under the merger agreement. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.

We may be unable to integrate the MOM Brands business successfully and realize the anticipated benefits of the acquisition.

The acquisition of MOM Brands involves the combination of two companies that currently operate as independent companies. We will be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our business with that of MOM Brands in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of MOM Brands in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including cash costs to integrate the two businesses that may exceed the cash costs that we currently anticipate; and

•
the representations and warranties made by MOM Brands in the merger agreement do not survive the closing and we will not have any recourse or indemnification rights against MOM Brands or any of its current owners in the event any of such representations or warranties prove after the closing to have been inaccurate or breached.

Accordingly, even if the acquisition of MOM Brands is consummated, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.

We may be unable to obtain the regulatory clearances required to complete the MOM Brands acquisition or, in order to do so, we or MOM Brands may be required to comply with material restrictions or satisfy material conditions.

The merger is subject to review by the U.S. Department of Justice and the Federal Trade Commission under the HSR Act, and potentially by other regulatory authorities. The closing of the acquisition is subject to the condition that the applicable waiting period, and any applicable extension thereof, under the HSR Act have expired or been duly terminated. We cannot provide any assurance that all required regulatory clearances will be obtained. If a governmental authority asserts objections to the merger, we may be required to divest some assets in order to obtain antitrust clearance. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust or other regulatory approval. In addition, the merger agreement provides that we are not required to commit to dispositions of assets in order to obtain regulatory clearance. If we determine to take such actions in order to close the acquisition, it could be detrimental to the combined organization following the consummation of the acquisition. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed acquisition or imposing additional costs on or limiting the revenues or cash of the combined organization following the consummation of the acquisition.

Even if the parties receive early termination of the statutory waiting period under the HSR Act or the waiting period required expires, the Department of Justice, the Federal Trade Commission, or other regulatory authorities could take action under the antitrust laws to prevent or rescind the acquisition, require the divestiture of assets or seek other remedies. Additionally, state attorneys general could seek to block or challenge the MOM Brands acquisition as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

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

2.5*
Agreement and Plan of Merger among Post Holdings, Inc., Acquisition Sub, Inc., MOM Brands Company and Shareholder Representative Services LLC dated as of January 25, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 26, 2015)

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

4.6
First Supplemental Indenture, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

4.7
Indenture dated as of June 2, 2014 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

10.46
Separation and Release Agreement by and between the Company and Terence E. Block effective November 1, 2014 (Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K filed on November 28, 2014)

10.47	Non-Qualified Stock Option Agreement for Mr. Stiritz dated October 9, 2014 (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed on November 28, 2014)

10.48
Amendment Two to Employment Agreement dated October 9, 2014 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed on November 28, 2014)

Exhibit No.	Description
10.49
Commitment Letter of Credit Suisse AG, Credit Suisse Securities (USA) LLC, and Barclays Bank PLC, and Post Holdings, Inc., dated January 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2015)

31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 6, 2015

31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 6, 2015

31.3	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 6, 2015

32.1	Certification of William P. Stiritz, Robert V. Vitale and Jeff A. Zadoks pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 6, 2015

101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	February 6, 2015	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
SVP and Chief Financial Officer