Form 10-Q
period 2015-03-31
Post Holdings, Inc.
filed 2015-05-08
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Common stock, $0.01 Par Value – 54,843,957 shares as of May 4, 2015

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net Sales	$1,052.7	$438.0	$2,126.6	$735.0
Cost of goods sold	777.2	308.6	1,602.0	491.1
Gross Profit	275.5	129.4	524.6	243.9

Selling, general and administrative expenses	173.7	105.0	339.7	186.9
Amortization of intangible assets	33.7	12.7	67.2	18.4
Loss on foreign currency	2.7	11.9	3.9	13.5
Other operating expenses, net	15.7	0.1	23.2	0.2
Operating Profit (Loss)	49.7	(0.3)	90.6	24.9
Interest expense, net	59.8	37.3	119.9	66.3
Other expense, net	28.8	—	83.4	—
Loss before Income Taxes	(38.9)	(37.6)	(112.7)	(41.4)
Income tax benefit	(69.4)	(19.3)	(45.9)	(20.7)
Net Earnings (Loss)	30.5	(18.3)	(66.8)	(20.7)
Preferred stock dividends	(4.2)	(4.3)	(8.5)	(6.9)
Net Earnings (Loss) Available to Common Shareholders	$26.3	$(22.6)	$(75.3)	$(27.6)

Earnings (Loss) per Common Share:
Basic	$0.48	$(0.67)	$(1.45)	$(0.83)
Diluted	$0.45	$(0.67)	$(1.45)	$(0.83)

Weighted-Average Common Shares Outstanding:
Basic	54.5	33.6	52.1	33.1
Diluted	67.6	33.6	52.1	33.1

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net Earnings (Loss)	$30.5	$(18.3)	$(66.8)	$(20.7)
Amortization of actuarial loss (benefit) and prior service cost for pension and postretirement benefits, net of tax benefit of $0.2, $0.1, $0.1 and $0.2, respectively	0.4	(0.2)	0.6	(0.3)
Foreign currency translation adjustments	(26.8)	0.7	(40.9)	(1.5)
Total Comprehensive Income (Loss)	$4.1	$(17.8)	$(107.1)	$(22.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2015	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$579.0	$268.4
Restricted cash	13.6	84.8
Receivables, net	348.7	413.7
Inventories	461.9	380.7
Deferred income taxes	22.8	27.0
Prepaid expenses and other current assets	49.2	44.4
Total Current Assets	1,475.2	1,219.0
Property, net	827.4	831.9
Goodwill	2,943.1	2,886.7
Other intangible assets, net	2,694.2	2,643.0
Other assets	75.3	150.5
Total Assets	$8,015.2	$7,731.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$24.9	$25.6
Accounts payable	229.3	225.0
Other current liabilities	282.9	269.3
Total Current Liabilities	537.1	519.9
Long-term debt	3,815.1	3,830.5
Deferred income taxes	859.2	915.1
Other liabilities	279.9	182.4
Total Liabilities	5,491.3	5,447.9

Shareholders’ Equity
Preferred stock	0.1	0.1
Common stock	0.5	0.5
Additional paid-in capital	3,017.1	2,669.3
Accumulated deficit	(372.5)	(305.7)
Accumulated other comprehensive loss	(67.9)	(27.6)
Treasury stock, at cost	(53.4)	(53.4)
Total Shareholders’ Equity	2,523.9	2,283.2
Total Liabilities and Shareholders’ Equity	$8,015.2	$7,731.1

 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(66.8)	$(20.7)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	126.3	51.2
Premium from issuance of long-term debt	—	20.1
Loss on interest rate swaps	83.4	—
Loss on foreign currency	2.2	6.7
Loss on assets held for sale	22.5	—
Stock-based compensation expense	16.7	7.4
Deferred income taxes	(61.5)	(17.3)
Other, net	0.5	(0.5)
Other changes in current assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables, net	77.7	(34.6)
(Increase) decrease in inventories	(49.5)	10.0
Increase in prepaid expenses and other current assets	(6.4)	(12.9)
Increase in accounts payable and other current and non-current liabilities	13.3	9.1
Net Cash Provided by Operating Activities	158.4	18.5

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(187.9)	(1,035.2)
Cash advance for asset purchase	—	(25.0)
Additions to property	(45.6)	(26.7)
Restricted cash	71.1	36.3
Insurance proceeds on property losses	1.8	—
Net Cash Used by Investing Activities	(160.6)	(1,050.6)

Cash Flows from Financing Activities
Proceeds from issuance of long term debt	—	875.0
Proceeds from issuance of preferred stock, net of issuance costs	—	310.2
Proceeds from issuance of common stock, net of issuance costs	341.4	303.5
Repayments of long-term debt	(13.2)	—
Payment of preferred stock dividend	(8.5)	(5.9)
Payments of debt issuance costs (Note 13)	(3.7)	(19.8)
Other, net	(1.7)	0.2
Net Cash Provided by Financing Activities	314.3	1,463.2
Effect of Exchange Rate Changes on Cash	(1.5)	(7.2)
Net Increase in Cash and Cash Equivalents	310.6	423.9
Cash and Cash Equivalents, Beginning of Year	268.4	402.0
Cash and Cash Equivalents, End of Period	$579.0	$825.9

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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain prior year amounts have been reclassified to conform with the 2015 presentation.
Related to the closure of its Modesto, California facility and the planned sale of a peanut butter manufacturing facility located in Portales, New Mexico, the Company has land, building and equipment classified as assets held for sale as of March 31, 2015. Losses of $15.4 and $22.5 were recorded in the three and six months ended March 31, 2015, respectively, to adjust the carrying value of the assets to their estimated fair value less estimated selling costs. The loss is included in “Other operating expenses, net” on the Condensed Consolidated Statement of Operations. At March 31, 2015 and September 30, 2014, the carrying value of the assets held for sale was  $13.9 and $16.4, respectively, and included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.
Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries.
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. The standards update requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and amortization of the costs is reported as interest expense. The ASU requires retrospective application and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The implementation of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Although the Company currently expects to adopt this standard update in the financial statements for the year ending September 30, 2018, the Financial Accounting Standards Board, in April 2015, voted to issue a proposal which would defer the adoption of this standard update one year, Post’s year ending September 30, 2019. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance.

NOTE 2 — RESTRUCTURING
In March 2015, the Company announced its plan to close its facility in Boise, Idaho, which manufactures certain PowerBar products distributed in North America. The closure of the plant is expected to be completed by July 2015. Post management expects to transfer production of the PowerBar products to third party facilities under co-manufacturing agreements.
In April 2013, the Company announced management’s decision to close its plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014, and no additional costs were incurred in the six months ended March 31, 2015.
Restructuring amounts related to the plant closures are shown in the following table. Costs are recognized in “Selling, general and administrative expenses” in the consolidated statements of operations with the exception of accelerated depreciation expense which is included in “Cost of goods sold.” These expenses are not included in the measure of segment performance for any segment (see Note 15).

	Three Months Ended March 31,		Six Months Ended March 31,		Cumulative Incurred to Date	Total Expected to be Incurred
	2015	2014	2015	2014
Boise:
Employee severance	$3.1	$—	$3.1	$—	$3.1	$3.1
Modesto:
Employee severance	—	0.2	—	0.7	3.2	3.2
Pension curtailment	—	—	—	—	1.7	1.7
Accelerated depreciation	—	2.0	—	4.7	17.6	17.6
Total Modesto	—	2.2	—	5.4	22.5	22.5
	$3.1	$2.2	$3.1	$5.4	$25.6	$25.6

Liabilities recorded related to restructuring activities and changes therein are as follows:

	September 30, 2014	Costs Incurred and Charged to Expense	Costs Paid	March 31, 2015
Employee severance:
Boise	$—	$3.1	$—	$3.1
Modesto	0.7	—	(0.5)	0.2
	$0.7	$3.1	$(0.5)	$3.3
NOTE 3 — BUSINESS COMBINATIONS
On January 1, 2014, Post completed its acquisition of all the stock of Agricore United Holdings Inc. (“Agricore”) from Viterra Inc. Agricore is the parent company of Dakota Growers Pasta Company, Inc. (“Dakota Growers”), a manufacturer of dry pasta for the private label, foodservice and ingredient markets. Dakota Growers is reported in Post’s Michael Foods Group segment (see Note 15). Net sales and operating profit included in the condensed consolidated statements of operations related to this acquisition were $68.2 and $8.5, respectively, for the three months ended March 31, 2015 and $133.4 and $13.0, respectively, for the six months ended March 31, 2015. In fiscal 2014, net sales and operating loss included in the condensed consolidated statements of operations related to this acquisition were $66.7 and $(1.2), respectively, for both the three and six months ended March 31, 2014.
On February 1, 2014, Post completed its acquisition of Dymatize Enterprises, LLC (“Dymatize”), a manufacturer and marketer of premium protein powders, bars and nutritional supplements. In accordance with the terms of the purchase agreement, the sellers were eligible for an earn-out payment of up to $17.5 based on Dymatize’s level of performance against certain financial performance targets, as defined in the purchase agreement, during calendar year 2014. As of December 31, 2014, the Company updated its estimate of the fair value of the earn-out and concluded the fair value was zero, resulting in a gain of approximately $0.7 recognized in the first quarter of fiscal 2015, which was recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The final net working capital adjustment has not been finalized. The Company currently estimates the final net working capital adjustment will result in an amount due back to the Company. Dymatize is reported in Post’s Consumer Brands segment (see Note 15). Net sales and operating loss included in the condensed consolidated statements of operations were $48.1 and $(5.1), respectively, for the three months ended March 31, 2015 and $95.1 and $(9.6), respectively, for the six months ended March 31, 2015. In fiscal 2014, net sales and operating loss included in the condensed consolidated statements of operations related to this acquisition were $28.2 and $(2.5), respectively, for both the three and six months ended March 31, 2014.
On February 1, 2014, Post completed its acquisition of Golden Boy Foods Ltd. (“Golden Boy”), a manufacturer of private label peanut and other nut butters, as well as dried fruits and baking and snacking nuts. Golden Boy is reported in Post’s Private Label segment (see Note 15). Net sales and operating loss included in the condensed consolidated statements of operations related to this acquisition were $98.0 and $(8.0), respectively, for the three months ended March 31, 2015 and $200.5 and $(4.0), respectively, for the six months ended March 31, 2015. The operating loss included $15.4 related to a loss on assets held for sale for both the three and six months ended March 31, 2015 (see Note 1). For fiscal 2014, net sales and operating profit included in the condensed consolidated statements of operations related to this acquisition were $39.0 and $2.0, respectively, for both the three and six months ended March 31, 2014. Net sales and operating profit amounts for fiscal 2015 are inclusive of American Blanching Company (“ABC”), which is discussed further below.
On June 2, 2014, the Company completed its acquisition of MFI Holding Corporation (“Michael Foods”), which is reported in Post’s Michael Foods Group segment (see Note 15). Michael Foods manufactures and distributes egg products, refrigerated potato products and also distributes cheese and other dairy case products to the retail, food service and food ingredient channels. Net sales and operating profit included in the condensed consolidated statements of operations related to this acquisition were $482.1 and $31.3, respectively, for the three months ended March 31, 2015 and $1,016.2 and $68.9, respectively, for the six months ended March 31, 2015.
On August 1, 2014, Post Foods, LLC, a subsidiary of the Company, acquired a cereal brand and related inventory for $20.4. The brand is reported as part of the Consumer Brands segment.
On October 1, 2014, the Company completed its acquisition of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A (“PowerBar”) for $150.0, subject to a working capital adjustment, which resulted in a payment at closing of $136.1. In March 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of approximately $1.7. PowerBar is reported in Post’s Consumer Brands segment (see Note 15). Based upon the preliminary purchase price allocation, the Company has recorded $21.3 of customer relationships to be amortized over a weighted-average period of 18.3 years and $40.0 to trademarks and brands to be amortized over a weighted-average period of 20 years. Net sales and operating loss included in the condensed consolidated statements of operations related to this acquisition were $31.2 and $(8.0), respectively, for the three months ended March 31, 2015 and $66.2 and $(12.5), respectively, for the six months ended March 31, 2015. The operating loss included $3.5 related to restructuring and plant closure costs for both the three and six months ended March 31, 2015.
On November 1, 2014, the Company completed its acquisition of ABC for $128.0. ABC is a manufacturer of peanut butter for national brands, private label retail and industrial markets and provider of peanut blanching, granulation and roasting services for the commercial peanut industry. ABC is reported in Post’s Private Label segment (see Note 15). Based upon the preliminary purchase price allocation, the Company has recorded $63.9 of customer relationships to be amortized over a weighted-average period of 17 years and $8.0 to trademarks and brands to be amortized over a weighted-average period of 10 years. ABC operations have been integrated into the Golden Boy business, and due to the level of integration, discrete sales and operating profit data is not available for ABC.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the table below. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry. The Company expects substantially all of the final fair value of goodwill related to the current year acquisition of PowerBar to be deductible for U.S. income tax purposes and does not expect the final fair value of goodwill related to the current year acquisition of ABC to be deductible for U.S. income tax purposes.
Certain estimated values for the Michael Foods, PowerBar and ABC acquisitions, including goodwill, intangible assets, inventory and deferred taxes, are not yet finalized pending the final purchase price allocations and are subject to change once additional information is obtained. As of March 31, 2015, the final working capital adjustment for the Dymatize acquisition was not final, as such, the Company has estimated the working capital adjustment and any subsequent adjustments will be recorded as an adjustment to earnings.
The following table provides the allocation of the purchase price based upon the fair value of assets and liabilities assumed for each acquisition completed in fiscal 2015.

	PowerBar	ABC
Cash and cash equivalents	$2.4	$0.6
Receivables	6.5	12.8
Inventories	23.1	15.5
Prepaid expenses and other current assets	0.1	0.4
Property	17.3	19.7
Goodwill	19.7	49.6
Other intangible assets	61.3	71.9
Deferred tax asset - long-term	11.7	—
Other assets	—	0.4
Accounts payable	(1.2)	(9.0)
Deferred tax liability - current	(0.8)	(0.4)
Other current liabilities	(4.6)	(2.8)
Deferred tax liability - long-term	(1.1)	(30.7)
Total acquisition cost	$134.4	$128.0
The following table summarizes the provisional amounts recognized related to fiscal 2014 acquisitions as of September 30, 2014, as well as measurement period adjustments made in the six months ended March 31, 2015. The adjustments did not have a significant impact on the consolidated statements of income, balance sheets or cash flows in any period; therefore, the financial statements have not been retrospectively adjusted.

	Acquisition Date Amounts Recognized as of September 30, 2014 (a)	Adjustments During the Six Months Ended March 31, 2015	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$73.8	$—	$73.8
Restricted cash	3.4	—	3.4
Receivables (b) (d)	219.6	(0.3)	219.3
Income tax receivable	62.5	—	62.5
Inventories	289.9	—	289.9
Deferred tax asset - current (b)	5.4	0.7	6.1
Prepaid expenses and other current assets	9.3	—	9.3
Property	440.5	—	440.5
Goodwill	1,605.4	5.2	1,610.6
Other intangible assets	1,883.7	—	1,883.7
Other assets	9.1	—	9.1
Current portion of long-term debt	(3.7)	—	(3.7)
Accounts payable (d)	(142.6)	0.2	(142.4)
Other current liabilities (d)	(121.5)	(0.3)	(121.8)
Long-term debt	(8.4)	—	(8.4)
Deferred tax liability - long-term (b)	(697.1)	7.0	(690.1)
Other liabilities (b)	(11.8)	(9.0)	(20.8)
Total acquisition cost (c)	$3,617.5	$3.5	$3,621.0
Adjustments During the Six Months Ended March 31, 2015:
(a) As previously reported in Post’s 2014 Annual Report on Form 10-K.
(b) The adjustments to “Deferred income taxes” and “Other liabilities” reflect: 1) the impact on deferred tax assets and related reserves for uncertain tax positions of certain state tax elections made on final pre-acquisition short period tax returns and 2) the impact of certain return to provision adjustments
(c) Dymatize working capital adjustment
(d) Other Dymatize adjustments

The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the aggregate results of Dakota Growers, Dymatize, Golden Boy, Michael Foods, PowerBar and ABC for the periods presented as if the fiscal 2015 acquisitions had occurred on October 1, 2013 and the fiscal 2014 acquisitions had occurred on October 1, 2012, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Pro forma net sales	$1,052.7	$1,014.6	$2,139.1	$2,082.4
Pro forma net income (loss) available to common shareholders	26.4	(23.9)	(70.5)	(28.5)
Pro forma basic income (loss) per share	$0.48	$(0.71)	$(1.35)	$(0.86)
Pro forma diluted income (loss) per share	$0.45	$(0.71)	$(1.35)	$(0.86)
NOTE 4 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Consumer Brands	Michael Foods Group	Private Label	Total
Balance, September 30, 2014
Goodwill (gross)	$1,950.6	$1,347.2	$229.3	$3,527.1
Accumulated impairment losses	(640.4)	—	—	(640.4)
Goodwill (net)	$1,310.2	$1,347.2	$229.3	$2,886.7
Goodwill acquired	19.7	—	49.6	69.3
Acquisition related adjustment	10.8	(5.6)	—	5.2
Currency translation adjustment	(0.7)	—	(17.4)	(18.1)
Balance, March 31, 2015
Goodwill (gross)	$1,980.4	$1,341.6	$261.5	$3,583.5
Accumulated impairment losses	(640.4)	—	—	(640.4)
Goodwill (net)	$1,340.0	$1,341.6	$261.5	$2,943.1
NOTE 5 — INCOME TAXES
For the three months and six months ended March 31, 2015, the effective income tax rate is 178.4% and 40.7%, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company has recorded tax expense for the three and six months ended March 31, 2015 using the estimated annual effective tax rate for the Company’s full fiscal year. Under ASC 740-270-30-30, the Company’s tax benefit recognized for the year-to-date loss is limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the fiscal year. The estimated annual effective tax rate differs from the statutory tax rate primarily due to the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses will have an unfavorable impact on the effective income tax rate and the expectation that the Domestic Production Activities Deduction under the Internal Revenue Code and tax planning strategies implemented for certain recent acquisitions will have a favorable impact on the effective income tax rate.

NOTE 6 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2015			September 30, 2014
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$1,818.7	$(139.8)	$1,678.9	$1,743.7	$(90.9)	$1,652.8
Trademarks/brands	607.5	(59.7)	547.8	554.7	(43.9)	510.8
Other intangible assets	22.3	(4.3)	18.0	24.7	(3.0)	21.7
	2,448.5	(203.8)	2,244.7	2,323.1	(137.8)	2,185.3
Not subject to amortization:
Trademarks/brands	449.5	—	449.5	457.7	—	457.7
	$2,898.0	$(203.8)	$2,694.2	$2,780.8	$(137.8)	$2,643.0
NOTE 7 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. The Company’s tangible equity units (“TEUs”) are assumed to be settled at the minimum settlement amount of 1.7114 shares per TEU for weighted-average shares for basic earnings (loss) per share. For diluted earnings (loss) per share, the shares, to the extent dilutive, are assumed to be settled at a conversion factor based on the Company’s daily volume-weighted average price per share of the Company’s common stock not to exceed 2.0964 shares per TEU.
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net earnings for basic earnings (loss) per share	$26.3	$(22.6)	$(75.3)	$(27.6)
Net earnings for diluted earnings (loss) per share	$30.5	$(22.6)	$(75.3)	$(27.6)

Weighted-average shares outstanding	49.6	33.6	47.2	33.1
Effect of TEUs on weighted-average shares for basic earnings (loss) per share	4.9	—	4.9	—
Weighted-average shares for basic earnings (loss) per share	54.5	33.6	52.1	33.1
Effect of dilutive securities:
Stock options	0.6	—	—	—
Stock appreciation rights	0.1	—	—	—
Restricted stock awards	0.3	—	—	—
TEUs	1.1	—	—	—
Preferred shares conversion to common	11.0	—	—	—
Total dilutive securities	13.1	—	—	—
Weighted-average shares for diluted earnings (loss) per share	67.6	33.6	52.1	33.1

Basic earnings (loss) per common share	$0.48	$(0.67)	$(1.45)	$(0.83)
Diluted earnings (loss) per common share	$0.45	$(0.67)	$(1.45)	$(0.83)
For the three months ended March 31, 2015 and 2014, weighted-average shares for diluted earnings (loss) per common share excludes 1.4 million and 3.8 million equity awards, respectively, as they were anti-dilutive. For the six months ended March 31, 2015 and 2014, weighted-average shares for diluted earnings (loss) per common share excludes 5.4 million and 3.8 million equity awards, respectively, as they were anti-dilutive. For the three months ended March 31, 2014, the weighted-average shares for diluted earnings (loss) per common share excludes 11.0 million shares, related to the potential conversion of the Company’s convertible preferred stock as they were anti-dilutive. For the six months ended March 31, 2015 and 2014, the weighted-average shares for diluted earnings (loss) per common share excludes 11.0 million shares in both years, related to the potential conversion of the Company’s convertible preferred stock as they were anti-dilutive. For the six months ended March 31, 2015, there were 1.1 million tangible equity units excluded from diluted earnings (loss) per share as they were anti-dilutive.
NOTE 8 — INVENTORIES

	March 31, 2015	September 30, 2014
Raw materials and supplies	$130.5	$99.2
Work in process	14.3	16.3
Finished products	288.8	235.8
Flocks	28.3	29.4
	$461.9	$380.7
NOTE 9 — PROPERTY, NET

	March 31, 2015	September 30, 2014
Property, at cost	$1,170.8	$1,121.0
Accumulated depreciation	(343.4)	(289.1)
	$827.4	$831.9
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
As of March 31, 2015, the Company has interest rate swaps with a notional amount of $869.5 that have the effect of converting our variable interest rate term loan debt to fixed interest rates beginning in June 2016. In addition, as of March 31, 2015, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted average fixed rate of approximately 4% and receive three-month LIBOR and will result in a net settlement in July 2018. These swaps have the effect of fixing the variable interest rate on the term loan which the Company entered into to fund the acquisition of MOM Brands (see Notes 13 and 17). In connection with the acquisition of Michael Foods, the Company acquired additional interest rate swaps with notional amounts totaling $300.0 that were not settled at the closing of the acquisition and remain outstanding at March 31, 2015. The notional amounts of natural gas and heating oil futures and commodity contracts were $32.0 and $43.1, respectively, at March 31, 2015. These contracts relate to inputs that generally will be utilized within the next 12 months.
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Commodity, natural gas and heating oil derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount.
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of March 31, 2015 and September 30, 2014.

		Fair Value of Assets as of March 31, 2015
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Prepaid expenses and other current assets	$0.2	$(0.1)	$0.1
Natural gas and heating oil futures	Prepaid expenses and other current assets	0.2	—	0.2
		$0.4	$(0.1)	$0.3

		Fair Value of Liabilities as of March 31, 2015
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$1.3	$(0.1)	$1.2
Natural gas and heating oil futures	Other current liabilities	6.9	—	6.9
Interest rate swaps	Other current liabilities	0.8	—	0.8
Interest rate swaps	Other liabilities	123.8	—	123.8
		$132.8	$(0.1)	$132.7

		Fair Value of Liabilities as of September 30, 2014
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$8.0	$—	$8.0
Natural gas and heating oil futures	Other current liabilities	0.9	—	0.9
Interest rate swaps	Other current liabilities	2.7	—	2.7
Interest rate swaps	Other liabilities	40.4	—	40.4
		$52.0	$—	$52.0
The following table presents the gain (loss) from derivative instruments that were not designated as hedging instruments and were recorded on the Company’s condensed consolidated statements of operations.

		Gain (Loss) Recognized in Earnings
		Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	Location of Gain (Loss) Recognized in Earnings	2015	2014	2015	2014
Commodity contracts	Cost of goods sold	$0.2	$0.8	$8.4	$1.0
Natural gas and heating oil futures	Cost of goods sold	4.9	(0.2)	(3.6)	0.5
Foreign exchange contracts	Selling, general and administrative expenses	—	(5.6)	—	(6.3)
Interest rate swaps	Other expense, net	(28.8)	—	(83.4)	—
NOTE 11 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	March 31, 2015			September 30, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$11.3	$11.3	$—	$10.2	$10.2	$—
Derivative assets	0.3	—	0.3	—	—	—
	$11.6	$11.3	$0.3	$10.2	$10.2	$—
Liabilities:
Deferred compensation liabilities	$15.8	$—	$15.8	$12.3	$—	$12.3
Derivative liabilities	132.7	—	132.7	52.0	—	52.0
	$148.5	$—	$148.5	$64.3	$—	$64.3
The following table represents the fair value of Post’s long-term debt, which is not recorded at fair value in the Condensed Consolidated Balance Sheets, and is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	March 31, 2015	September 30, 2014
Senior notes	$2,914.8	$2,768.2
Term loan	880.2	872.9
TEUs	30.3	29.5
	$3,825.3	$3,670.6
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of three levels:
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
NOTE 12 — SHAREHOLDERS’ EQUITY
In February 2015, the Company issued 7.475 million shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share. The Company received net proceeds of $341.4 after paying offering related fees and expenses of approximately $13.7.
Reclassifications out of accumulated other comprehensive income for the reported periods includes the amortization of actuarial loss (benefit) and prior service cost for pension and postretirement benefits totaling $0.3 and $(0.3) for the three month periods ended March 31, 2015 and 2014, respectively, and $0.5 and $(0.5) for the six month periods ended March 31,

2015 and 2014, respectively. Amounts are primarily classified as “Cost of goods sold” on the condensed consolidated statements of operations.
NOTE 13 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	March 31, 2015	September 30, 2014
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	875.0
6.00% Senior Notes maturing December 2022	630.0	630.0
Term loan	878.4	882.8
TEUs	31.8	38.4
4.57% 2012 Series Bond maturing September 2017	3.9	4.8
Secured notes	—	1.1
Capital leases	3.1	3.8
	$3,797.2	$3,810.9
Less: Current portion	(24.9)	(25.6)
Plus: Unamortized premium (discount), net	42.8	45.2
Total long-term debt	$3,815.1	$3,830.5
On January 29, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility with an aggregate principal value of $400.0. The revolving credit facility has outstanding letters of credit of $0.5 which reduced the available borrowing capacity to $399.5 at March 31, 2015. On May 1, 2014, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment amended the Credit Agreement to, among other matters, permit an incremental term loan (the “Existing Term Loan”) of $885.0.
On March 6, 2015, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement to, among other matters, facilitate the financing of the Company’s previously announced acquisition of MOM Brands Company (“MOM Brands”), including by permitting a new incremental term loan (the “New Term Loan”) under the Credit Agreement of up to $700.0 to finance a portion of the cash portion of the purchase price of MOM Brands and waiving or limiting certain conditions for the acquisition of MOM Brands to be a permitted acquisition under the Credit Agreement. In addition, with respect to the New Term Loan, the Second Amendment waives the condition that the Company be in pro forma compliance with the financial covenants contained in the Credit Agreement. The Company incurred $3.7 of issuance costs in connection with the Credit Agreement and the New Term Loan as of March 31, 2015. (see Note 17).
The Credit Agreement, as amended, contains customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, maintenance of property, existence, insurance and books and records, inspection rights, obligation to provide collateral and guarantees by new subsidiaries, limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, accounting changes, prepayments and amendments of indebtedness, dispositions of assets, acquisitions and other investments, transactions with affiliates, dividends and redemptions or repurchases of stock, capital expenditures, and granting liens on certain real property, and customary financial covenants including (a) a quarterly maximum senior secured leverage ratio of 3.00 to 1.00, and (b) a quarterly minimum interest coverage ratio of 1.75 to 1.00. Also, the Credit Agreement permits the Company to incur additional unsecured debt only if its consolidated interest coverage ratio, calculated as provided in the Credit Agreement would be greater than 2.00 to 1.00 after giving effect to such new debt.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $60.0, which subsequently will increase to $75.0 in connection with the closing of the MOM Brands acquisition (see Note 17), or attachments issued against a material part of the Company’s property, change in control, the invalidity of any loan document, the failure of the collateral documents to create a valid and perfected first priority lien and certain ERISA events. Upon the occurrence of an event of default, the maturity of the loans under the Credit Agreement may be accelerated and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees for the Company’s obligations under the Credit Agreement.

Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest coverage. As of March 31, 2015, the Company was in compliance with such financial covenants. The Company does not believe non-compliance is reasonably likely in the foreseeable future.
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
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$0.9	$0.9	$1.9	$1.8
Interest cost	0.5	0.6	1.1	1.1
Expected return on plan assets	(0.5)	(0.6)	(1.2)	(1.1)
Recognized net actuarial loss	0.2	0.2	0.4	0.4
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit cost	$1.2	$1.2	$2.4	$2.4

	Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$0.5	$0.5	$1.0	$1.0
Interest cost	1.2	1.2	2.4	2.3
Recognized net actuarial loss	0.3	0.1	0.7	0.2
Recognized prior service credit	(0.4)	(0.6)	(0.8)	(1.2)
Net periodic benefit cost	$1.6	$1.2	$3.3	$2.3
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
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, plant closure related costs, restructuring expenses, and other unallocated corporate income and expenses. During the first quarter of fiscal 2015, the Company changed its methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for the three and six months ended March 31, 2014 has been adjusted to align with current year presentation. The following tables present information about the Company’s reportable segments, including corresponding amounts for the prior year.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net Sales
Consumer Brands	$378.5	$310.1	$726.4	$584.2
Michael Foods Group	550.3	66.7	1,149.6	66.7
Private Label	124.9	61.2	252.7	84.4
Eliminations	(1.0)	—	(2.1)	(0.3)
Total	$1,052.7	$438.0	$2,126.6	$735.0
Segment Profit (Loss)
Consumer Brands	$46.3	$38.6	$77.6	$86.0
Michael Foods Group	39.8	(1.2)	81.9	(1.2)
Private Label	10.4	3.9	17.3	6.5
Total segment profit	96.5	41.3	176.8	91.3
General corporate expenses and other	31.4	27.8	63.7	48.6
Accelerated depreciation on plant closure	—	2.0	—	4.7
Losses on hedge of purchase price of foreign currency denominated acquisition	—	11.8	—	13.1
Loss on assets held for sale	15.4	—	22.5	—
Interest expense	59.8	37.3	119.9	66.3
Other expense, net	28.8	—	83.4	—
Loss before income taxes	$(38.9)	$(37.6)	$(112.7)	$(41.4)
Depreciation and amortization
Consumer Brands	$18.9	$17.0	$38.0	$31.8
Michael Foods Group	36.5	5.2	73.1	5.2
Private Label	6.5	3.8	12.5	5.6
Total segment depreciation and amortization	61.9	26.0	123.6	42.6
Accelerated depreciation on plant closure	—	2.0	—	4.7
Corporate	1.3	2.1	2.7	3.9
Total	$63.2	$30.1	$126.3	$51.2

			March 31, 2015	September 30, 2014
Assets
Consumer Brands			$3,071.4	$2,932.2
Michael Foods Group			3,601.8	3,726.5
Private Label			663.5	558.6
Corporate			678.5	513.8
Total			$8,015.2	$7,731.1

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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$957.6	$106.0	$(10.9)	$1,052.7
Cost of goods sold	—	699.8	88.3	(10.9)	777.2
Gross Profit	—	257.8	17.7	—	275.5

Selling, general and administrative expenses	4.3	156.0	13.4	—	173.7
Amortization of intangible assets	—	31.3	2.4	—	33.7
Loss on foreign currency	1.0	1.6	0.1	—	2.7
Other operating expenses, net	—	15.5	0.2	—	15.7
Operating (Loss) Profit	(5.3)	53.4	1.6	—	49.7

Interest expense (income), net	56.9	(0.2)	3.1	—	59.8
Other expense, net	28.8	—	—	—	28.8
(Loss) Earnings before Income Taxes	(91.0)	53.6	(1.5)	—	(38.9)
Income tax (benefit) expense	(121.9)	52.5	—	—	(69.4)
Net Earnings (Loss) before Equity in Subsidiaries	30.9	1.1	(1.5)	—	30.5
Equity (loss) earnings in subsidiaries	(0.4)	(0.6)	—	1.0	—
Net Earnings (Loss)	$30.5	$0.5	$(1.5)	$1.0	$30.5
Total Comprehensive Income (Loss)	$4.1	$0.8	$(14.7)	$13.9	$4.1

	Three Months Ended March 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$390.1	$51.2	$(3.3)	$438.0
Cost of goods sold	—	267.8	44.1	(3.3)	308.6
Gross Profit	—	122.3	7.1	—	129.4

Selling, general and administrative expenses	3.7	96.6	4.7	—	105.0
Amortization of intangible assets	—	10.9	1.8	—	12.7
Loss on foreign currency	11.8	0.1	—	—	11.9
Other operating expenses, net	—	0.1	—	—	0.1
Operating (Loss) Profit	(15.5)	14.6	0.6	—	(0.3)

Interest expense, net	35.4	—	1.9	—	37.3
(Loss) Earnings before Income Taxes	(50.9)	14.6	(1.3)	—	(37.6)
Income tax (benefit) expense	(30.1)	11.1	(0.3)	—	(19.3)
Net (Loss) Earnings before Equity in Subsidiaries	(20.8)	3.5	(1.0)	—	(18.3)
Equity earnings in subsidiaries	2.5	—	—	(2.5)	—
Net (Loss) Earnings	$(18.3)	$3.5	$(1.0)	$(2.5)	$(18.3)
Total Comprehensive (Loss) Income	$(17.8)	$3.3	$(0.3)	$(3.0)	$(17.8)

	Six Months Ended March 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,918.5	$229.4	$(21.3)	$2,126.6
Cost of goods sold	—	1,428.7	194.6	(21.3)	1,602.0
Gross Profit	—	489.8	34.8	—	524.6

Selling, general and administrative expenses	7.4	305.0	27.3	—	339.7
Amortization of intangible assets	—	62.1	5.1	—	67.2
Loss on foreign currency	1.4	2.5	—	—	3.9
Other operating expenses, net	—	23.0	0.2	—	23.2
Operating (Loss) Profit	(8.8)	97.2	2.2	—	90.6

Interest expense (income), net	114.0	(0.5)	6.4	—	119.9
Other expense, net	83.4	—	—	—	83.4
(Loss) Earnings before Income Taxes	(206.2)	97.7	(4.2)	—	(112.7)
Income tax (benefit) expense	(84.0)	38.6	(0.5)	—	(45.9)
Net (Loss) Earnings before Equity in Subsidiaries	(122.2)	59.1	(3.7)	—	(66.8)
Equity earnings (loss) in subsidiaries	55.4	(1.1)	—	(54.3)	—
Net (Loss) Earnings	$(66.8)	$58.0	$(3.7)	$(54.3)	$(66.8)
Total Comprehensive (Loss) Income	$(107.1)	$58.5	$(23.9)	$(34.6)	$(107.1)

	Six Months Ended March 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$674.9	$70.8	$(10.7)	$735.0
Cost of goods sold	—	441.9	59.9	(10.7)	491.1
Gross Profit	—	233.0	10.9	—	243.9

Selling, general and administrative expenses	6.9	171.4	8.6	—	186.9
Amortization of intangible assets	—	16.6	1.8	—	18.4
Loss on foreign currency	13.1	0.4	—	—	13.5
Other operating expenses, net	—	0.2	—	—	0.2
Operating (Loss) Profit	(20.0)	44.4	0.5	—	24.9

Interest expense, net	64.4	—	1.9	—	66.3
(Loss) Earnings before Income Taxes	(84.4)	44.4	(1.4)	—	(41.4)
Income tax (benefit) expense	(42.0)	21.6	(0.3)	—	(20.7)
Net (Loss) Earnings before Equity in Subsidiaries	(42.4)	22.8	(1.1)	—	(20.7)
Equity earnings in subsidiaries	21.7	—	—	(21.7)	—
Net (Loss) Earnings	$(20.7)	$22.8	$(1.1)	$(21.7)	$(20.7)
Total Comprehensive (Loss) Income	$(22.5)	$22.5	$(2.6)	$(19.9)	$(22.5)

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	March 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$557.1	$17.7	$12.9	$(8.7)	$579.0
Restricted cash	1.1	11.4	1.1	—	13.6
Receivables, net	6.5	306.6	46.0	(10.4)	348.7
Inventories	—	407.9	54.0	—	461.9
Deferred income taxes	22.8	—	—	—	22.8
Intercompany notes receivable	6.2	—	—	(6.2)	—
Prepaid expenses and other current assets	14.6	33.4	1.2	—	49.2
Total Current Assets	608.3	777.0	115.2	(25.3)	1,475.2
Property, net	—	775.0	52.4	—	827.4
Goodwill	—	2,807.3	135.8	—	2,943.1
Other intangible assets, net	—	2,586.1	108.1	—	2,694.2
Intercompany receivable	1,060.9	—	—	(1,060.9)	—
Intercompany notes receivable	157.9	—	—	(157.9)	—
Investment in subsidiaries	5,558.7	23.7	—	(5,582.4)	—
Other assets	60.4	13.2	1.7	—	75.3
Total Assets	$7,446.2	$6,982.3	$413.2	$(6,826.5)	$8,015.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.5	$2.0	$0.4	$—	$24.9
Accounts payable	—	215.0	33.4	(19.1)	229.3
Intercompany notes payable	—	—	6.2	(6.2)	—
Other current liabilities	107.1	160.0	15.8	—	282.9
Total Current Liabilities	129.6	377.0	55.8	(25.3)	537.1
Long-term debt	3,810.4	1.9	2.8	—	3,815.1
Intercompany payable	—	1,058.9	2.0	(1,060.9)	—
Intercompany notes payable	—	—	157.9	(157.9)	—
Deferred income taxes	831.9	—	27.3	—	859.2
Other liabilities	150.4	119.6	9.9	—	279.9
Total Liabilities	4,922.3	1,557.4	255.7	(1,244.1)	5,491.3

Total Shareholders’ Equity	2,523.9	5,424.9	157.5	(5,582.4)	2,523.9
Total Liabilities and Shareholders’ Equity	$7,446.2	$6,982.3	$413.2	$(6,826.5)	$8,015.2

	September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$246.6	$15.7	$10.0	$(3.9)	$268.4
Restricted cash	1.1	79.8	3.9	—	84.8
Receivables, net	78.0	305.2	45.9	(15.4)	413.7
Inventories	—	336.5	44.2	—	380.7
Deferred income taxes	27.0	—	—	—	27.0
Intercompany notes receivable	6.3	—	—	(6.3)	—
Prepaid expenses and other current assets	11.4	30.4	2.6	—	44.4
Total Current Assets	370.4	767.6	106.6	(25.6)	1,219.0
Property, net	—	775.9	56.0	—	831.9
Goodwill	—	2,732.8	153.9	—	2,886.7
Other intangible assets, net	—	2,518.5	124.5	—	2,643.0
Intercompany receivable	1,015.4	—	—	(1,015.4)	—
Intercompany notes receivable	178.9	—	—	(178.9)	—
Investment in subsidiaries	5,543.1	8.1	—	(5,551.2)	—
Other assets	61.7	86.1	2.7	—	150.5
Total Assets	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.2	$3.0	$0.4	$—	$25.6
Accounts payable	—	212.2	32.1	(19.3)	225.0
Intercompany notes payable	—	—	6.3	(6.3)	—
Other current liabilities	100.4	153.8	15.1	—	269.3
Total Current Liabilities	122.6	369.0	53.9	(25.6)	519.9
Long-term debt	3,824.2	2.9	3.4	—	3,830.5
Intercompany payable	—	1,013.8	1.6	(1,015.4)	—
Intercompany notes payable	—	—	178.9	(178.9)	—
Deferred income taxes	883.8	—	31.3	—	915.1
Other liabilities	55.7	115.9	10.8	—	182.4
Total Liabilities	4,886.3	1,501.6	279.9	(1,219.9)	5,447.9
Total Shareholders’ Equity	2,283.2	5,387.4	163.8	(5,551.2)	2,283.2
Total Liabilities and Shareholders’ Equity	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used In) Provided by Operating Activities	$14.0	$203.7	$4.6	$(63.9)	$158.4

Cash Flows from Investing Activities
Business acquisitions	(3.5)	(183.2)	(1.2)	—	(187.9)
Additions to property	—	(43.7)	(1.9)	—	(45.6)
Restricted cash	—	68.4	2.7	—	71.1
Insurance proceeds on property losses	—	1.8	—	—	1.8
Proceeds from equity distributions	121.5	—	—	(121.5)	—
Capitalization of subsidiaries	(138.6)	—	—	138.6	—
Net receipts from intercompany revolver	0.6	—	—	(0.6)	—
Net Cash Provided by (Used in) Investing Activities	(20.0)	(156.7)	(0.4)	16.5	(160.6)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	341.4	—	—	—	341.4
Repayments of long-term debt	(11.0)	(2.0)	(0.2)	—	(13.2)
Payment of dividend	(8.5)	—	—	—	(8.5)
Payments of debt issuance costs	(3.7)	—	—	—	(3.7)
Other, net	(1.7)	—	—	—	(1.7)
Payments for equity distributions	—	(171.0)	—	171.0	—
Proceeds from Parent capitalization	—	128.0	1.0	(129.0)	—
Net payments from intercompany revolver	—	—	(0.6)	0.6	—
Net Cash Provided by (Used in) Financing Activities	316.5	(45.0)	0.2	42.6	314.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	—	(1.5)

Net Increase (Decrease) in Cash and Cash Equivalents	310.5	2.0	2.9	(4.8)	310.6
Cash and Cash Equivalents, Beginning of Year	246.6	15.7	10.0	(3.9)	268.4
Cash and Cash Equivalents, End of Period	$557.1	$17.7	$12.9	$(8.7)	$579.0

	Six Months Ended March 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(27.5)	$80.9	$(4.7)	$(30.2)	$18.5

Cash Flows from Investing Activities
Business acquisitions	(751.5)	4.7	(288.4)	—	(1,035.2)
Cash advance for acquisitions	(25.0)	—	—	—	(25.0)
Additions to property	—	(25.9)	(0.8)	—	(26.7)
Restricted cash	37.0	—	(0.7)	—	36.3
Proceeds from equity contributions	38.5	—	—	(38.5)	—
Capitalization of subsidiaries	(294.8)	—	—	294.8	—
Net Cash Used in Investing Activities	(995.8)	(21.2)	(289.9)	256.3	(1,050.6)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	875.0	—	—	—	875.0
Proceeds from issuance of preferred stock	310.2	—	—	—	310.2
Proceeds from issuance of common stock	303.5	—	—	—	303.5
Payment of preferred stock dividend	(5.9)	—	—	—	(5.9)
Payments of debt issuance costs	(19.8)	—	—	—	(19.8)
Other, net	0.2	—	—	—	0.2
Proceeds from parent capitalization	—	—	294.8	(294.8)	—
Payments for equity distributions	—	(61.4)	—	61.4	—
Net Cash Provided by (Used in) by Financing Activities	1,463.2	(61.4)	294.8	(233.4)	1,463.2
Effect of Exchange Rate Changes on Cash	(6.7)	—	(0.5)	—	(7.2)

Net Increase (Decrease) in Cash and Cash Equivalents	433.2	(1.7)	(0.3)	(7.3)	423.9
Cash and Cash Equivalents, Beginning of Year	391.4	4.1	8.2	(1.7)	402.0
Cash and Cash Equivalents, End of Period	$824.6	$2.4	$7.9	$(9.0)	$825.9

NOTE 17 — SUBSEQUENT EVENTS
Preferred Stock Dividend
On April 16, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.9375 per share, representing payment for the dividend period from the date of February 15, 2015 to May 14, 2015, on the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock. The Board of Directors also declared a quarterly dividend of $0.625 per share, representing payment for the dividend period from February 15, 2015 to May 14, 2015, on the Company’s 2.5% Series C Cumulative Perpetual Convertible Preferred Stock. Both dividends will be paid on May 15, 2015 to preferred shareholders of record as of May 1, 2015.
Closing on MOM Brands Acquisition
On May 4, 2015, the Company completed its acquisition of MOM Brands, a leader in the ready-to-eat cereal value segment. The acquisition strengthens the Company’s position in the ready-to-eat cereal category. The purchase price of $1,150.0 was paid from cash on hand, including $700.0 in proceeds from the New Term Loan and the issuance of 2.4 million shares of the Company’s common stock to the former owners of MOM Brands.
This transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the condensed consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2014. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries. Please note these discussions are subject to discussion under “Cautionary Statements Regarding Forward-Looking Statements” included below.
OVERVIEW
We are a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, active nutrition and private label food categories. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the Internet.
RECENT DEVELOPMENTS
Acquisitions
Post completed the following acquisitions in fiscal 2015 and 2014:

•	American Blanching Company (“ABC”), acquired November 1, 2014;

•	PowerBar and Musashi brands (“PowerBar”), acquired October 1, 2014;

•	MFI Holding Corporation (“Michael Foods”), acquired June 2, 2014;

•	Golden Boy Foods Ltd. (“Golden Boy”), acquired February 1, 2014;

•	Dymatize Enterprises, LLC (“Dymatize”), acquired February 1, 2014; and

•	Dakota Growers Pasta Company, Inc. (“Dakota Growers”), acquired January 1, 2014.
In addition, on May 4, 2015, Post acquired privately-owned MOM Brands Company (“MOM Brands”).
Segment Reorganization
For the year ended September 30, 2014, Post operated in the following reportable business segments:

•	Post Foods: including the Post branded ready-to-eat (“RTE”) cereal business;

•	Michael Foods: including egg, potato, cheese and other dairy;

•	Active Nutrition: including high protein shakes, bars, powders and nutritional supplements;

•	Private Brands: including dry pasta, peanut butter and other nut butters, dried fruits and baking and snacking nuts; and

•	Attune Foods: including premium natural and organic cereals and snacks.
In connection with a reorganization of our business units, effective as of October 1, 2014, the reportable segments were changed as follows:

•	Consumer Brands: including the Post branded RTE cereal business, the legacy Active Nutrition businesses and PowerBar;

•	Michael Foods Group: including the Michael Foods legacy businesses and the dry pasta business; and

•	Private Label: including the peanut butter and other nut butters (inclusive of the ABC business), dried fruits and baking and snacking nuts businesses and the legacy Attune Foods businesses.
Prior year amounts have been reclassified to conform with the 2015 presentation.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in millions)	2015	2014	2015	2014
Net Sales	$1,052.7	$438.0	$2,126.6	$735.0

Operating Profit (Loss)	$49.7	$(0.3)	$90.6	$24.9
Interest expense, net	59.8	37.3	119.9	66.3
Other expense, net	28.8	—	83.4	—
Income tax benefit	(69.4)	(19.3)	(45.9)	(20.7)
Net Earnings (Loss)	$30.5	$(18.3)	$(66.8)	$(20.7)
Net Sales
Net sales increased $614.7 million, or 140%, during the three months ended March 31, 2015 and $1,391.6 million, or 189%, for the six months ended March 31, 2015. These increases include incremental contributions from current and prior year acquisitions for the three months ended March 31, 2015 and 2014 of $727.6 million and $133.9 million, respectively, and $1,511.4 million and $133.9 million for the six months ended March 31, 2015 and 2014, respectively. Excluding the impact of acquisitions, net sales increased 7% and 2% for the three and six months ended March 31, 2015, respectively.
Operating Profit
Operating profit increased $50.0 million and $65.7 million during the three and six months ended March 31, 2015. These increases include incremental contributions from current and prior year acquisitions of $18.7 million and negative $1.7 million for the three months ended March 31, 2015 and 2014, respectively. These increases also include incremental contributions from current and prior year acquisitions of $55.8 million and negative $1.7 million for the six months ended March 31, 2015 and 2014, respectively. The three and six months ended March 31, 2015 contributions from current and prior year acquisitions include a loss of $15.4 million related to assets held for sale and $3.5 million of expense related to restructuring and plant closure. Excluding the impact of acquisitions, operating profit increased $29.6 million and $8.2 million for the three and six months ended March 31, 2015, respectively, compared to corresponding periods in the prior year. For further discussion, refer to “Segment Results” within this section.
Other Expense, net
During the three and six months ended March 31, 2015, we incurred $28.8 million and $83.4 million, respectively, of non-cash mark-to-market losses related to our interest rate swaps. These amounts are reported in “Other expense, net” on the Condensed Consolidated Statements of Operations. For additional information on our interest rate swaps, refer to Note 10 within the Notes to Condensed Consolidated Financial Statements.
Interest Expense
Interest expense increased 60% and 81% for the three and six months ended March 31, 2015, respectively, compared to the corresponding periods in the prior year. The increase is driven primarily by the increase in the principal balance of outstanding debt through the March 2014 issuance of our 6.75% senior notes, the June 2014 issuance of our 6.00% senior notes, the term loan and the amortizing note component of our 5.25% tangible equity units (“TEUs”), partially offset by a decrease in our weighted average interest rate. The term loan and the amortizing note component of the TEUs bear interest at rates of 3.75% and 5.25%, respectively. Our weighted average interest rate was 6.1% and 7.1% at March 31, 2015 and 2014, respectively.
Income Taxes
For the three and six months ended March 31, 2015, the effective income tax rate is 178.4% and 40.7%, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, we have recorded tax expense for the three and six months ended March 31, 2015 using the estimated effective tax rate for our full fiscal year. Under ASC 740-270-30-30, our tax benefit recognized for the year-to-date loss is limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the fiscal year. The estimated annual effective tax rate differs from the statutory tax rate primarily due to the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses will have an unfavorable impact on the effective income tax rate and the expectation that the Domestic Production Activities Deduction under the Internal Revenue Code and tax planning strategies implemented for certain recent acquisitions will have a favorable impact on the effective income tax rate.

 SEGMENT RESULTS

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in millions)	2015	2014	2015	2014
Net Sales
Consumer Brands	$378.5	$310.1	$726.4	$584.2
Michael Foods Group	550.3	66.7	1,149.6	66.7
Private Label	124.9	61.2	252.7	84.4
Eliminations	(1.0)	—	(2.1)	(0.3)
	$1,052.7	$438.0	$2,126.6	$735.0
Segment Profit (Loss)
Consumer Brands	$46.3	$38.6	$77.6	$86.0
Michael Foods Group	39.8	(1.2)	81.9	(1.2)
Private Label	10.4	3.9	17.3	6.5
Total segment profit	96.5	41.3	176.8	91.3
General corporate expenses and other	31.4	27.8	63.7	48.6
Accelerated depreciation on plant closure	—	2.0	—	4.7
Losses on hedge of purchase price of foreign currency denominated acquisition	—	11.8	—	13.1
Loss on assets held for sale	15.4	—	22.5	—
Total operating profit (loss)	$49.7	$(0.3)	$90.6	$24.9

We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, plant closure related costs, restructuring expenses and other unallocated corporate income and expenses. During the first quarter of fiscal 2015, we changed our methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for the three and six months ended March 31, 2014 has been adjusted to align with current year presentation.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in millions)	2015	2014	2015	2014
Net Sales	$1,052.7	$438.0	$2,126.6	$735.0

Contributions to Net Sales from current and prior year acquisitions:
Consumer Brands	79.3	$28.2	$161.3	$28.2
Michael Foods Group	550.3	66.7	1,149.6	66.7
Private Label	98.0	39.0	200.5	39.0
Total contributions from acquisitions	$727.6	$133.9	$1,511.4	$133.9

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in millions)	2015	2014	2015	2014
Segment Profit	$96.5	$41.3	$176.8	$91.3

Contributions to Segment Profit from current and prior year acquisitions:
Consumer Brands	$(9.6)	$(2.5)	$(18.6)	$(2.5)
Michael Foods Group	39.8	(1.2)	81.9	(1.2)
Private Label	7.4	2.0	11.4	2.0
Total contributions from acquisitions	$37.6	$(1.7)	$74.7	$(1.7)
Consumer Brands
Net sales for the Consumer Brands segment increased $68.4 million, or 22%, for the three months ended March 31, 2015. Excluding the impact of sales from acquisitions in both periods, net sales increased $17.3 million or 6% for the three months ended March 31, 2015. This increase was primarily driven by a $13.0 million sales increase or 34% volume increase in our Premier Nutrition branded products fueled by growth from increased distribution of shakes within the club channel, partially offset by higher trade expense. RTE cereal volumes and average net selling prices were up approximately 1% for the three months ended March 31, 2015. The increase in average net selling prices in the three month period is primarily the result of lower trade spending partially offset by changes in sales mix with a current year shift to larger package sizes which increase volumes but sell at a lower average selling price.
Net sales for the Consumer Brands segment increased $142.2 million, or 24%, for the six months ended March 31, 2015. Excluding the impact of sales from acquisitions in both periods, net sales increased $9.1 million or 2% for the six months ended March 31, 2015. The increase in the six month period was due to a $24.0 million sales increase or 35% volume increase in our Premier Nutrition branded products fueled by growth from increased distribution within the club channel, partially offset by higher trade expense. This was partially offset on 2% lower RTE cereal volumes and lower average RTE cereal net selling prices for the six months ended March 31, 2015. RTE cereal volumes were negatively impacted by significantly lower co-manufacturing volumes slightly offset by volume increases for the branded RTE cereal business. The decrease in average net selling prices in the six month period is primarily the result of changes in sales mix with a current year shift to larger package sizes which sell at a lower average selling price.
Segment profit for the three months ended March 31, 2015 increased approximately 20% to $46.3 million when compared to the comparable period in the prior year. Excluding the impact of acquisitions, segment profit increased $14.8 million for the three month period. The increase in the three month period was driven by higher protein shake volume, higher RTE cereal volumes and higher RTE cereal average net selling prices, as previously described, reduced RTE cereal advertising and promotional spending, lower raw material costs (primarily corn, rice, wheat, sugar and milk protein concentrate) and favorable manufacturing expense.
Segment profit for the six months ended March 31, 2015 decreased 10% to $77.6 million when compared to the comparable period in the prior year. Excluding the impact of acquisitions, segment profit increased $7.7 million for the six month period. The increase in the six month period was driven by higher protein shake volume, partially offset by lower RTE cereal volumes and lower RTE cereal average net selling prices, as previously described, reduced RTE cereal advertising and promotional spending, lower raw material costs (primarily corn, rice, wheat, sugar, fruit, and milk protein concentrate) and favorable manufacturing expense.
Michael Foods Group
Net sales for the Michael Foods Group segment increased $483.6 million to $550.3 million for the three months ended March 31, 2015. Net sales for the egg, potato and cheese businesses increased 2% on higher volumes for the three months ended March 31, 2015, compared to the prior year period, which was prior to our ownership. Egg product sales were up 2%, with volume up 3%, driven by an increase in the foodservice channel, refrigerated potato products sales were up 5% with volume down 2%, and cheese and other dairy case products sales were flat, with volume down 3%. Sales have also been positively impacted by the pasta business in the three months ended March 31, 2015, compared to the prior year, selling prices increased 12% while volumes decreased 8%.
Net sales for the Michael Foods Group segment increased $1,082.9 million to $1,149.6 million for the six months ended March 31, 2015. Total net sales for the egg, potato and cheese businesses increased 3% for the six months ended March 31, 2015, compared to the prior year period, which was prior to our ownership. In the six months ended March 31, 2015, egg product sales were up 1%, with volume up 2%, driven by an increase in the foodservice channel, refrigerated potato products sales were up 6% with volume flat, and cheese and other dairy case products sales were up 9%, with volume flat. Sales have also been positively impacted by the pasta business in the six months ended March 31, 2015, compared to the prior year pre-acquisition periods, selling price increases were partially offset by a decrease in volumes.
Segment profit increased $41.0 million to $39.8 million for the three months ended March 31, 2015. This increase is primarily due to an increase in net sales as previously discussed. Segment profit was negatively impacted in the three months ended March 31, 2015 compared to the prior year pre-acquisition period by an increase in amortization expense resulting from the acquisition date valuation of acquired intangibles. Segment profit was negatively impacted in the prior year by a $4.1 million acquisition accounting related inventory valuation adjustment recorded in the second quarter of fiscal 2014.
Segment profit increased $83.1 million to $81.9 million for the six months ended March 31, 2015. This increase is primarily due to an increase in net sales as previously discussed. Segment profit was negatively impacted in the six months ended March 31, 2015 compared to the prior year pre-acquisition period by an increase in amortization expense resulting from the acquisition date valuation of acquired intangibles. Segment profit was unfavorably impacted in the six months ended March 31, 2015 by $5.1 million of accrued costs and lost volumes for corrective actions in connection with isolated fourth quarter fiscal 2014 product quality issues. Segment profit was negatively impacted in the prior year by a $4.1 million acquisition accounting related inventory valuation adjustment recorded in the second quarter of fiscal 2014.
Private Label
Net sales for the Private Label segment increased $63.7 million to $124.9 million for the three months ended March 31, 2015 and increased $168.3 million to $252.7 million in the six months ended March 31, 2015. These increases are primarily due to the impact of current and prior year acquisitions, excluding this impact, net sales increased $4.7 million or 21% and $6.8 million or 15% for the three and six month periods, respectively. These increases are primarily the result of 27% and 19% higher granola sales in the three and six months ended March 31, 2015, respectively, largely resulting from successful selling efforts with new and existing private label granola customers during the periods.
When comparing the results of our recently acquired nut butter and fruit and nut businesses to their prior year comparable pre-acquisition periods for the three and six months ended March 31, 2015, net sales increased due to a favorable sales mix with increased demand for higher-priced tree nut butters. These increases were slightly offset by a decrease in the fruit and nut business sales.
Segment profit increased $6.5 million to $10.4 million for the three months ended March 31, 2015 and increased $10.8 million to $17.3 million for the six months ended March 31, 2015. These increases are primarily due to current and prior year acquisitions, excluding the impact of acquisitions, segment profit increased $1.1 million and $1.4 million for the three and six month periods, respectively, due to an increase in net sales volumes as previously discussed. Also contributing to the increase in segment profit are favorable manufacturing costs and synergies related to the consolidation of operations.
When comparing the results of our recently acquired nut butter and fruit and nut businesses to their prior year comparable pre-acquisition periods for the three and six months ended March 31, 2015, segment profit was unfavorably related to higher commodity costs, increased fixed manufacturing costs, and an increase in amortization expense of acquired intangibles. Segment profit was negatively impacted in the six months ended March 31, 2015 by an inventory valuation adjustment of $1.3 million. Segment profit was negatively impacted in both the three and six months ended March 31, 2014 by an acquisition accounting related inventory valuation adjustment of $1.2 million, respectively.
General Corporate Expense and Other
General Corporate
General Corporate Expenses and Other increased $3.6 million to $31.4 million during the three months ended March 31, 2015. The increase for the quarter is due to $6.4 million higher stock-based compensation expense, higher compensation related costs resulting from an increase in holding company headcount to support the growing organization, $1.0 million higher accounting and tax consulting fees, and higher restructuring and plant closure costs of $2.5 million related to the closure of the Modesto, California, and Boise, Idaho, plants. This is partially offset by reduced third party acquisition related costs of $8.5 million as compared to the comparable prior year period.
General Corporate Expenses and Other increased $15.1 million to $63.7 million during the six months ended March 31, 2015. The increase is due to an increase in losses related to mark-to-market adjustments on commodity hedges of $6.2 million, $9.3 million higher stock-based compensation expense, higher compensation related costs resulting from an increase in holding company headcount to support the growing organization, $2.2 million higher accounting and tax consulting fees, reorganization costs of $1.2 million incurred in the current year, higher restructuring and plant closure costs of $1.1 million related to the closure of the Modesto and Boise plants. These cost increases were partially offset by reduced third party acquisition related costs of $7.9 million as compared to the comparable prior year period.

Accelerated Depreciation on Plant Closure
In April 2013, we announced management’s decision to close our manufacturing facility located in Modesto as part of a cost savings and capacity rationalization effort. During the three and six months ended March 31, 2014, we incurred $2.0 million and $4.7 million, respectively, of accelerated depreciation on plant assets recorded in “Cost of goods sold.”
Losses on Hedge of Purchase Price of Foreign Currency Denominated Acquisition
During the three and six months ended March 31, 2014, we incurred $11.8 million and $13.1 million, respectively, related to losses on a hedge of the CAD $320.0 million purchase price of Golden Boy.
Loss on Assets Held for Sale
Related to the closure of our Modesto facility and the planned sale of a peanut butter manufacturing facility located in Portales, New Mexico, we had land, building and equipment classified as assets held for sale as of March 31, 2015. Losses of $15.4 million and $22.5 million were recorded in the three and six months ended March 31, 2015, respectively, to adjust the carrying value of the assets to their estimated fair value less estimated selling costs. The loss is included in “Other operating expenses, net” on the Condensed Consolidated Statement of Operations.
LIQUIDITY AND CAPITAL RESOURCES
On May 4, 2015, the Company completed its acquisition of MOM Brands. The purchase price of $1,150.0 million was paid from cash on hand, including $700.0 million in proceeds from the term loan (the “New Term Loan”) and the issuance of 2.4 million shares of the Company’s common stock to the former owners of MOM Brands.
We amended our Credit Agreement on March 6, 2015 (the “Credit Agreement”), which among other matters, facilitates the financing of our acquisition of MOM Brands, including by permitting the New Term Loan.
In February 2015, we issued 7.475 million shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share. We received net proceeds of $341.4 million after paying expenses and commissions or discounts to the underwriters of the offering of approximately $13.7 million.
The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
(dollars in millions)	2015	2014
Cash provided by operating activities	$158.4	$18.5
Cash used in investing activities	(160.6)	(1,050.6)
Cash provided by financing activities	314.3	1,463.2
Effect of exchange rate changes on cash	(1.5)	(7.2)
Net increase in cash and cash equivalents	$310.6	$423.9
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and our current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives or waivers under our Credit Agreement and indentures governing our senior notes. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all.
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long-term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations.
Cash provided by operating activities for the six months ended March 31, 2015 increased $139.9 million compared to the prior year period. This increase was primarily driven by incremental cash flows from the operations of our 2015 and 2014 acquisitions, $63.2 million of favorable working capital changes during the six months ended March 31, 2015 when compared to working capital changes in fiscal 2014, primarily related to the collection of a $55.5 million income tax receivable, as well as lower payments for federal income taxes, partially offset by higher interest payments of $76.4 million in the current year.

Cash used in investing activities for the six months ended March 31, 2015 decreased $890.0 million compared to the prior year period. The decrease was driven by the reduction of cash paid for acquisitions of $847.3 million. In the six months ended March 31, 2014, the Company made a cash advance to purchase certain assets from a peanut butter manufacturing facility for $25.0 million. These decreases were partially offset by an increase in capital expenditures during the current year of $36.4 million related to acquisitions which were partially offset by the reduction of capital expenditures in the current year related to the closure of our Modesto, California facility and the associated migration of production capacity from Modesto to other facilities.
Cash provided by financing activities was $314.3 million for the six months ended March 31, 2015 compared to $1,463.2 million in the prior year. The current year inflow is primarily driven by $341.4 million of net proceeds from a common stock issuance, partially offset by repayments of long-term debt, the payment of preferred stock dividends, and payments of debt issuance costs related to the Credit Agreement and the New Term Loan to fund the MOM Brands acquisition. The prior year inflow of $1,463.2 million was primarily driven by proceeds from the issuance of additional debt of $875.0 million, net proceeds from the issuance of preferred stock of $310.2 million, and net proceeds from the issuance of common stock of $303.5 million. The prior year inflow was partially offset by the payments of related debt issuance costs and payments of preferred stock dividends.
Debt Covenants
Under the terms of the Credit Agreement, we are required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest expense coverage. As of March 31, 2015, we were in compliance with such financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement permits us to incur additional unsecured debt only if our pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of March 31, 2015, our pro forma consolidated interest coverage ratio exceeded this threshold.
The indentures governing our senior unsecured notes also contain terms and conditions that we must satisfy in order to incur debt under the New Term Loan. Among these terms and conditions, we must have, on a pro forma basis giving effect to the acquisition of MOM Brands and the incurrence of debt under the New Term Loan, (1) a fixed charge coverage ratio of at least 2.00 to 1.00 and (2) a senior secured leverage ratio of not more than 2.50 to 1.00. Our ability to satisfy financial covenants and tests contained in the Credit Agreement and the indentures for our senior notes is dependent on our financial results, and the financial results of MOM Brands, for the most recent four fiscal quarter periods ending prior to the closing of the MOM Brands acquisition for which financial statements are available. We are in compliance with these conditions on a pro forma basis as of the most recently ended four fiscal quarter periods for Post and MOM Brands.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to realize the synergies contemplated by the acquisition of MOM Brands;

•	our ability to promptly and effectively integrate the MOM Brands business;

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including both secured and unsecured debt;

•	the recent avian influenza outbreak in the U.S. Midwest;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	changes in our cost structure, management, financing and business operations;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	our ability to maintain competitive pricing, introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate and respond to changes in consumer preferences and trends;

•	changes in economic conditions and consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes, work stoppages or unionization efforts;

•	legal and regulatory factors, including advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding operations;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	the ultimate impact litigation may have on us, including the lawsuit (to which Michael Foods is a party) alleging violations of federal and state antitrust laws in the egg industry;

•	our reliance on third party manufacturers for certain of our products;

•	disruptions or inefficiencies in supply chain;

•	our ability to recognize the expected benefits of the closing of our Modesto, California and Boise, Idaho manufacturing facilities;

•	fluctuations in foreign currency exchange rates;

•	consolidations in the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension plans;

•	loss of key employees;

•	our ability to protect our intellectual property;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	business disruptions caused by information technology failures and/or technology hacking; and

•
other risks and uncertainties included under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2015, we have outsanding principal value of indebtedness of $3,797.2 million related to our 7.375%, 6.75% and 6.00% senior notes, our term loan, our 5.25% tangible equity units, $7.0 million of debt and capital leases assumed in the acquisition of Michael Foods and a revolving credit facility with a $400.0 million borrowing capacity. The revolving credit facility has outstanding letters of credit of $0.5 million which reduced the available borrowing capacity to $399.5 million at March 31, 2015. Of the total $3,797.2 million outstanding indebtedness, approximately $2,918.8 million bears interest at fixed rates with a weighted-average interest rate of 6.9% and is not subject to change based on changes in market interest rates.
The remaining $878.4 million is variable rate debt comprised of the unpaid principal balance of our $885.0 million term loan which bears interest at the LIBOR plus a 3% spread, subject to a 0.75% LIBOR floor. In May 2015, in connection with our completion of the acquisition of MOM Brands, we entered into an additional $700.0 million term loan, the proceeds of which were used to fund a portion of the cash portion of the purchase price. This term loan bears interest at the same rate applicable to our previously incurred term loan. In June 2014, we entered into interest rate swaps, with a two-year forward start date, with a notional value of $869.5 million. The interest rate swaps have the effect of fixing the interest rate we will incur on the expected remaining principal balance on our $885.0 million variable rate term loan beginning in June 2016. In addition, as of March 31, 2015, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted average fixed rate of approximately 4% and receive three-month LIBOR and will result in a net settlement in July 2018.  These swaps have the effect of fixing the variable interest rate on the term loan which we entered into to fund the acquisition of MOM Brands (see Notes 13 and 17).
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Executive Chairman, Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman, CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania, where they are being treated as related to the main action. Fact discovery concluded on April 30, 2014. The class-certification phase of the case is currently in process. Hearings on class certification occurred on March 10-11, 2015 for direct purchaser plaintiffs and April 20-21, 2015 for indirect purchaser plaintiffs.
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
We do not believe it is possible to estimate the loss in connection with these litigated matters. Accordingly, we cannot predict what impact, if any, these matters and any results from such matters could have on our future results of operations.
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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 28, 2014, as of and for the year ended September 30, 2014, and in our Quarterly Report on Form 10-Q, filed with the SEC on February 6, 2015, as of and for the quarter ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On May 4, 2015, the Company issued 2,454,402 shares (the “Merger Shares”) of the Company’s common stock as part of the merger consideration paid by the Company pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated as of January 25, 2015, among the Company, Acquisition Sub, Inc. (a newly organized subsidiary of Post), MOM Brands Company and Shareholder Representative Services LLC. The issuance of 2,454,402 shares of the Company’s common stock to the former owners of MOM Brands reflects a difference of 23 shares from the previously disclosed amount of 2,454,425 shares.  The 23 share difference represents fractional shares that were paid in cash to the former owners of MOM Brands. Under the Merger Agreement, Post acquired MOM Brands for a purchase price of $1.15 billion, paid in a combination of $1.05 billion in cash and the Merger Shares. The issuance of Merger Shares was made in reliance upon the exemption afforded by the provision of Section 4(a)(2) of the Securities Act, based in part upon investment representations made by the shareholders and optionholders of MOM Brands pursuant to the Merger Agreement.

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

4.6
First Supplemental Indenture, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

4.7
Indenture dated as of June 2, 2014 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

10.49
Commitment Letter of Credit Suisse AG, Credit Suisse Securities (USA) LLC, and Barclays Bank PLC, and Post Holdings, Inc., dated January 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2015)

10.50
Second Amendment to Credit Agreement, dated as of March 6, 2015, by and among Post Holdings, Inc., Wells Fargo Bank, National Association, in its capacity as Administrative Agent, and the Required Lenders and the Guarantors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2015)

10.51	Separation and Release Agreement by and between the Company and James L. Holbrook effective March 13, 2015

31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2015

Exhibit No.	Description
31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2015

31.3	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2015

32.1	Certification of William P. Stiritz, Robert V. Vitale and Jeff A. Zadoks pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2015

101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	May 8, 2015	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
SVP and Chief Financial Officer (Principal Financial and Accounting Officer)