Form 10-Q
period 2015-06-30
Post Holdings, Inc.
filed 2015-08-07
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Common stock, $0.01 Par Value – 54,852,040 shares as of August 3, 2015

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net Sales	$1,211.8	$633.0	$3,338.4	$1,368.0
Cost of goods sold	895.3	484.4	2,497.3	975.5
Gross Profit	316.5	148.6	841.1	392.5

Selling, general and administrative expenses	193.3	119.9	536.9	320.3
Amortization of intangible assets	36.7	20.4	103.9	38.8
Other operating expenses, net	5.2	0.3	28.4	0.5
Operating Profit	81.3	8.0	171.9	32.9
Interest expense, net	65.0	57.0	184.9	123.3
Other (income) expense	(41.9)	6.8	41.5	6.8
Earnings (Loss) before Income Taxes	58.2	(55.8)	(54.5)	(97.2)
Income tax expense (benefit)	34.2	(20.7)	(11.7)	(41.4)
Net Earnings (Loss)	24.0	(35.1)	(42.8)	(55.8)
Preferred stock dividends	(4.2)	(4.2)	(12.7)	(11.1)
Net Earnings (Loss) Available to Common Shareholders	$19.8	$(39.3)	$(55.5)	$(66.9)

Earnings (Loss) per Common Share:
Basic	$0.34	$(0.92)	$(1.02)	$(1.84)
Diluted	$0.33	$(0.92)	$(1.02)	$(1.84)

Weighted-Average Common Shares Outstanding:
Basic	58.9	42.6	54.4	36.3
Diluted	60.8	42.6	54.4	36.3

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net Earnings (Loss)	$24.0	$(35.1)	$(42.8)	$(55.8)
Amortization of actuarial loss (benefit) and prior service cost for pension and postretirement benefits, net of tax benefit of $(0.1), $0.1, $0.0 and $0.3, respectively	0.2	(0.1)	0.8	(0.4)
Foreign currency translation adjustments	7.2	12.4	(33.7)	10.9
Total Comprehensive Income (Loss)	$31.4	$(22.8)	$(75.7)	$(45.3)

See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2015	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$274.3	$268.4
Restricted cash	10.7	84.8
Receivables, net	399.2	413.7
Inventories	491.3	380.7
Deferred income taxes	22.8	27.0
Prepaid expenses and other current assets	71.0	44.4
Total Current Assets	1,269.3	1,219.0
Property, net	1,344.6	831.9
Goodwill	3,142.1	2,886.7
Other intangible assets, net	3,019.1	2,643.0
Other assets	84.6	150.5
Total Assets	$8,859.7	$7,731.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$32.1	$25.6
Accounts payable	258.2	225.0
Other current liabilities	295.3	269.3
Total Current Liabilities	585.6	519.9
Long-term debt	4,495.9	3,830.5
Deferred income taxes	871.5	915.1
Other liabilities	237.7	182.4
Total Liabilities	6,190.7	5,447.9

Shareholders’ Equity
Preferred stock	0.1	0.1
Common stock	0.6	0.5
Additional paid-in capital	3,130.7	2,669.3
Accumulated deficit	(348.5)	(305.7)
Accumulated other comprehensive loss	(60.5)	(27.6)
Treasury stock, at cost	(53.4)	(53.4)
Total Shareholders’ Equity	2,669.0	2,283.2
Total Liabilities and Shareholders’ Equity	$8,859.7	$7,731.1

 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(42.8)	$(55.8)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	196.7	93.9
Premium from issuance of long-term debt	—	20.1
Loss on interest rate swaps	41.5	11.8
Loss on foreign currency	1.8	6.1
Loss on assets held for sale	27.4	—
Stock-based compensation expense	20.2	11.0
Deferred income taxes	(60.9)	(38.1)
Other, net	3.0	11.1
Other changes in current assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables, net	69.0	(33.6)
Decrease in inventories	17.0	16.4
Increase in prepaid expenses and other current assets	(1.7)	(1.7)
(Decrease) increase in accounts payable and other current and non-current liabilities	(9.5)	33.3
Net Cash Provided by Operating Activities	261.7	74.5

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(1,240.4)	(3,543.7)
Additions to property	(74.3)	(78.7)
Restricted cash	74.0	34.8
Insurance proceeds on property losses	1.8	—
Other, net	0.2	—
Net Cash Used by Investing Activities	(1,238.7)	(3,587.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	696.5	2,385.6
Proceeds from issuance of preferred stock, net of issuance costs	—	310.2
Proceeds from issuance of common stock, net of issuance costs	341.4	593.4
Proceeds from issuance of debt component of tangible equity units	—	41.8
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	—	238.1
Repayments of long-term debt	(20.7)	—
Payment of preferred stock dividend	(12.8)	(10.2)
Payments of debt issuance costs (Note 14)	(18.5)	(63.8)
Other, net	(1.7)	0.2
Net Cash Provided by Financing Activities	984.2	3,495.3
Effect of Exchange Rate Changes on Cash	(1.3)	(6.9)
Net Increase (Decrease) in Cash and Cash Equivalents	5.9	(24.7)
Cash and Cash Equivalents, Beginning of Year	268.4	402.0
Cash and Cash Equivalents, End of Period	$274.3	$377.3
 See accompanying Notes to Condensed Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we”) as of and for the fiscal year ended September 30, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, portions of which were recast in the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2015.
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
Related to the closures of its Modesto, California and Boise, Idaho facilities, as well as the sale of a peanut butter manufacturing facility located in Portales, New Mexico (completed July 29, 2015) and the sale of its Australian business and Musashi trademark (completed July 1, 2015), the Company had assets and liabilities classified as held for sale at June 30, 2015. Net losses of $4.9 and $27.4 were recorded in the three and nine months ended June 30, 2015, respectively, to adjust the carrying value of the assets to their estimated fair value less estimated selling costs. These amounts include $0.3 of foreign exchange losses that were previously included in accumulated other comprehensive income. The losses are included in “Other operating expenses, net” on the Condensed Consolidated Statements of Operations. For additional information, see Note 12.
On May 4, 2015, Post completed the acquisition of MOM Brands Company (“MOM Brands”). MOM Brands operates on a different fiscal calendar than Post. The quarter close date for MOM Brands was June 27, 2015 and results have not been adjusted to conform with Post’s fiscal calendar.
NOTE 2 - RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In the quarter ended June 30, 2015, Post early adopted Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” issued by the Financial Accounting Standards Board (“FASB”) in April 2014. ASU 2014-08 provides a revised definition of discontinued operations. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The implementation of this standard did not have a significant impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. The standards update requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The ASU requires retrospective application and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB made its final decision to defer the adoption of this standard update one year, making it effective for annual and interim periods beginning on or after December 15, 2017 (i.e. Post’s financial statements for the year ending September 30, 2019), and adoption is not permitted prior to the original effective date of the ASU (i.e. Post’s financial statements for the year ending September 30, 2018). Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance.
NOTE 3 — RESTRUCTURING
In May 2015, the Company announced its plan to consolidate its administrative offices supporting its cereal businesses in Lakeville, Minnesota. As a result of the announcement, the Company plans to close its office located in Parsippany, New Jersey and relocate certain functions located in Battle Creek, Michigan to the Lakeville office. The office closure is expected to be completed by May 2016.
In March 2015, the Company announced its plan to close its facility in Boise, Idaho, which manufactures certain PowerBar products distributed in North America. Plant production ceased in June 2015.
In April 2013, the Company announced management’s decision to close its plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014, and no additional costs were incurred in the nine months ended June 30, 2015.
Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Pension Curtailment	Accelerated Depreciation	Total
Balance at September 30, 2013	$2.1	$—	$—	$2.1
Charge to expense	0.9	—	6.8	7.7
Cash payments	(0.9)	—	—	(0.9)
Non-cash charges	—	—	(6.8)	(6.8)
Balance at June 30, 2014	$2.1	$—	$—	$2.1

Balance at September 30, 2014	$0.7	$—	$—	$0.7
Charge to expense	12.8	—	1.0	13.8
Cash payments	(0.8)	—	—	(0.8)
Non-cash charges	—	—	(1.0)	(1.0)
Balance at June 30, 2015	$12.7	$—	$—	$12.7

Total expected restructuring charge	$16.0	$1.7	$20.7	$38.4
Cumulative restructuring charges incurred to date	16.0	1.7	18.6	36.3
Remaining expected restructuring charge	$—	$—	$2.1	$2.1
In the three and nine months ended June 30, 2015, the Company incurred total restructuring charges of $10.7 and $13.8, respectively, which were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In the three and nine months ended June 30, 2014, total restructuring charges of $2.3 and $7.7, respectively, were reported in the Condensed Consolidated Statements of Operations. Of the total restructuring charges, $0.2 and $0.9 were reported in “Selling, general and administrative expenses” for the three and nine months ended June 30, 2014, respectively. The remaining costs were included in “Cost of good sold.” These expenses are not included in the measure of segment performance for any segment (see Note 16).
NOTE 4 — BUSINESS COMBINATIONS
On May 4, 2015, Post completed its acquisition of MOM Brands, a manufacturer and distributer of ready-to-eat (“RTE”) cereals. MOM Brands is reported in the Post Consumer Brands segment (see Note 16). The closing purchase price of the transaction was $1,181.5 and was partially paid by the issuance of 2.45 million shares of the Company’s common stock to the former owners of MOM Brands. The shares were valued at the May 1, 2015 closing price of $46.60 per share for a total issuance of $114.4. The parties have not yet agreed on the final net working capital adjustment. However, Post currently estimates the final net working capital settlement will result in an amount due back to Post of approximately $6.0. Net sales and operating loss included in the Condensed Consolidated Statements of Operations related to MOM Brands were $122.6 and $(0.5), respectively, for both the three and nine months ended June 30, 2015. Based upon the preliminary purchase price allocation, the Company has recorded $185.6 of customer relationships to be amortized over a weighted-average period of 20 years and $178.8 to trademarks and brands to be amortized over a weighted-average period of 20 years.
On November 1, 2014, the Company completed its acquisition of American Blanching Company (“ABC”) for $128.0. ABC is a manufacturer of peanut butter for national brands, private label retail and industrial markets and provider of peanut blanching, granulation and roasting services for the commercial peanut industry. ABC is reported in Post’s Private Brands segment (see Note 16). Based upon the preliminary purchase price allocation, the Company has recorded $63.9 of customer relationships to be amortized over a weighted-average period of 17 years and $8.0 to trademarks and brands to be amortized over a weighted-average period of 10 years. ABC’s operations have been integrated into the Company’s existing peanut butter business, and due to the level of integration, discrete sales and operating profit data is not available for ABC, which is discussed further below.

On October 1, 2014, the Company completed its acquisition of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A (“PowerBar”) for $150.0, subject to a working capital adjustment, which resulted in a payment at closing of $136.1. In March 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of approximately $1.7. PowerBar is reported in Post’s Active Nutrition segment (see Note 16). Based upon the preliminary purchase price allocation, the Company has recorded $21.0 of customer relationships to be amortized over a weighted-average period of 18.3 years and $40.0 to trademarks and brands to be amortized over a weighted-average period of 20 years. Net sales and operating loss included in the Condensed Consolidated Statements of Operations related to PowerBar were $40.4 and $(3.7), respectively, for the three months ended June 30, 2015 and $106.6 and $(16.2), respectively, for the nine months ended June 30, 2015.
On August 1, 2014, Post Foods, LLC, a subsidiary of the Company, acquired a cereal brand and related inventory for $20.4. The brand is reported as part of the Post Consumer Brands segment.
On June 2, 2014, the Company completed its acquisition of MFI Holding Corporation (“Michael Foods”), which is reported in Post’s Michael Foods Group segment (see Note 16). Michael Foods manufactures and distributes egg products, refrigerated potato products and also distributes cheese and other dairy case products to the retail, food service and food ingredient channels. Net sales and operating profit included in the Condensed Consolidated Statements of Operations related to this acquisition were $495.4 and $43.2, respectively, for the three months ended June 30, 2015 and $1,511.6 and $112.1, respectively, for the nine months ended June 30, 2015. In fiscal 2014, net sales and operating loss included in the Condensed Consolidated Statements of Operations related to this acquisition were $150.5 and $(12.5), respectively, for both the three and nine months ended June 30, 2014.
On February 1, 2014, Post completed its acquisition of Golden Boy Foods Ltd. (“Golden Boy”), a manufacturer of private label peanut and other nut butters, as well as dried fruits and baking and snacking nuts. Golden Boy is reported in Post’s Private Brands segment (see Note 16). Net sales and operating profit included in the Condensed Consolidated Statements of Operations related to this acquisition were $109.4 and $7.1, respectively, for the three months ended June 30, 2015 and $309.9 and $3.1, respectively, for the nine months ended June 30, 2015. These net sales and operating profit amounts are inclusive of ABC. For fiscal 2014, net sales and operating profit included in the Condensed Consolidated Statements of Operations related to this acquisition were $71.9 and $3.1, respectively, for the three months ended June 30, 2014 and $110.9 and $5.0, respectively, for the nine months ended June 30, 2014.
On February 1, 2014, Post completed its acquisition of Dymatize Enterprises, LLC (“Dymatize”), a manufacturer and marketer of protein powders and bars and nutritional supplements. Dymatize is reported in Post’s Active Nutrition segment (see Note 16). Net sales and operating loss included in the Condensed Consolidated Statements of Operations were $47.2 and $(4.0), respectively, for the three months ended June 30, 2015 and $142.3 and $(13.6), respectively, for the nine months ended June 30, 2015. In fiscal 2014, net sales and operating loss included in the Condensed Consolidated Statements of Operations related to Dymatize were $47.6 and $(3.2), respectively, for the three months ended June 30, 2014 and $75.8 and $(5.7), respectively, for the nine months ended June 30, 2014.
On January 1, 2014, Post completed its acquisition of Agricore United Holdings Inc. (“Agricore”) from Viterra Inc. Agricore is the parent company of Dakota Growers Pasta Company, Inc. (“Dakota Growers”), a manufacturer of dry pasta for the private label, foodservice and ingredient markets. Dakota Growers is reported in Post’s Michael Foods Group segment (see Note 16). Net sales and operating profit included in the Condensed Consolidated Statements of Operations related to Dakota Growers were $69.3 and $5.2, respectively, for the three months ended June 30, 2015 and $202.7 and $18.2, respectively, for the nine months ended June 30, 2015. In fiscal 2014, net sales and operating profit included in the Condensed Consolidated Statements of Operations related to this acquisition were $62.2 and $2.9, respectively, for the three months ended June 30, 2014 and $128.9 and $1.7, respectively, for the nine months ended June 30, 2014.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the table below. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry. The Company expects substantially all of the final fair value of goodwill related to the acquisitions of PowerBar and MOM Brands to be deductible for U.S. income tax purposes and does not expect the final fair value of goodwill related to the acquisition of ABC to be deductible for U.S. income tax purposes.
Certain estimated values for the PowerBar, ABC and MOM Brands acquisitions, including goodwill, intangible assets, inventory and deferred taxes, are not yet finalized pending the final purchase price allocations and are subject to change once additional information is obtained.
The following table provides the allocation of the purchase price based upon the fair value of assets and liabilities assumed for each acquisition completed in fiscal 2015.

	PowerBar	ABC	MOM Brands
Cash and cash equivalents	$2.4	$0.6	$11.1
Receivables	6.5	12.8	41.7
Inventories	23.1	15.5	97.9
Prepaid expenses and other current assets	0.1	0.4	6.2
Property	17.9	19.7	532.1
Goodwill	18.8	49.6	196.7
Other intangible assets	61.0	71.9	364.4
Deferred tax asset - long-term	11.7	—	—
Other assets	—	0.4	—
Accounts payable	(1.2)	(9.0)	(43.0)
Deferred tax liability - current	(0.2)	(0.4)	(5.4)
Other current liabilities	(4.6)	(2.8)	(19.3)
Deferred tax liability - long-term	(1.1)	(30.7)	(6.9)
Total acquisition cost	$134.4	$128.0	$1,175.5
The following table summarizes the provisional amounts recognized related to fiscal 2014 acquisitions as of September 30, 2014, as well as measurement period adjustments made in the nine months ended June 30, 2015 (all of which were recorded in the quarter ended March 31, 2015). The adjustments did not have a significant impact on the consolidated statements of operations, balance sheets or cash flows in any period; therefore, the financial statements have not been retrospectively adjusted.

	Acquisition Date Amounts Recognized as of September 30, 2014 (a)	Adjustments During the Nine Months Ended June 30, 2015	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$73.8	$—	$73.8
Restricted cash	3.4	—	3.4
Receivables (b) (d)	219.6	(0.3)	219.3
Income tax receivable	62.5	—	62.5
Inventories	289.9	—	289.9
Deferred tax asset - current (b)	5.4	0.7	6.1
Prepaid expenses and other current assets	9.3	—	9.3
Property	440.5	—	440.5
Goodwill	1,605.4	5.2	1,610.6
Other intangible assets	1,883.7	—	1,883.7
Other assets	9.1	—	9.1
Current portion of long-term debt	(3.7)	—	(3.7)
Accounts payable (d)	(142.6)	0.2	(142.4)
Other current liabilities (d)	(121.5)	(0.3)	(121.8)
Long-term debt	(8.4)	—	(8.4)
Deferred tax liability - long-term (b)	(697.1)	7.0	(690.1)
Other liabilities (b)	(11.8)	(9.0)	(20.8)
Total acquisition cost (c)	$3,617.5	$3.5	$3,621.0
Adjustments during the nine months ended June 30, 2015:
(a) As previously reported in Post’s Current Report on Form 8-K filed with the SEC on May 11, 2015;
(b) The adjustments to “Receivables,” “Deferred income taxes” and “Other liabilities” reflect: 1) the impact on deferred tax assets and related reserves for uncertain tax positions of certain state tax elections made on final pre-acquisition short period tax returns and 2) the impact of certain return to provision adjustments;
(c) Dymatize working capital adjustment; and

(d) Other Dymatize adjustments
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the aggregate results of Dakota Growers, Dymatize, Golden Boy, Michael Foods, PowerBar, ABC and MOM Brands for the periods presented as if the fiscal 2015 acquisitions had occurred on October 1, 2013 and the fiscal 2014 acquisitions had occurred on October 1, 2012, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Pro forma net sales	$1,283.7	$1,245.5	$3,813.3	$3,689.1
Pro forma net income (loss) available to common shareholders	45.9	(18.3)	(3.2)	(45.8)
Pro forma basic income (loss) per share	$0.78	$(0.43)	$(0.06)	$(1.26)
Pro forma diluted income (loss) per share	$0.75	$(0.43)	$(0.06)	$(1.26)
NOTE 5 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2014
Goodwill (gross)	$1,799.3	$1,347.2	$151.3	$229.3	$3,527.1
Accumulated impairment losses	(609.1)	—	(31.3)	—	(640.4)
Goodwill (net)	$1,190.2	$1,347.2	$120.0	$229.3	$2,886.7
Goodwill acquired	196.7	—	18.8	49.6	265.1
Acquisition related adjustment	—	(5.6)	10.8	—	5.2
Currency translation adjustment	(0.6)	—	—	(14.3)	(14.9)
Balance, June 30, 2015
Goodwill (gross)	$1,995.4	$1,341.6	$180.9	$264.6	$3,782.5
Accumulated impairment losses	(609.1)	—	(31.3)	—	(640.4)
Goodwill (net)	$1,386.3	$1,341.6	$149.6	$264.6	$3,142.1
NOTE 6 — INCOME TAXES
For the three and nine months ended June 30, 2015, the effective income tax rate is 58.8% and 21.5%, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company has recorded tax expense for the three and nine months ended June 30, 2015 using the estimated annual effective tax rate for the Company’s full fiscal year. The estimated annual effective tax rate differs significantly from the statutory tax rate primarily due to the Company’s estimate of full year earnings before income taxes which causes small variations in estimated permanent differences to have a magnified impact on the effective income tax rate percentage, the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses will have an unfavorable impact on the effective income tax rate and the expectation that the Domestic Production Activities Deduction and tax planning strategies implemented for certain recent acquisitions will have a favorable impact on the effective income tax rate.

NOTE 7 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	June 30, 2015			September 30, 2014
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,004.4	$(166.3)	$1,838.1	$1,743.7	$(90.9)	$1,652.8
Trademarks/brands	782.9	(69.1)	713.8	554.7	(43.9)	510.8
Other intangible assets	22.8	(5.1)	17.7	24.7	(3.0)	21.7
	2,810.1	(240.5)	2,569.6	2,323.1	(137.8)	2,185.3
Not subject to amortization:
Trademarks/brands	449.5	—	449.5	457.7	—	457.7
	$3,259.6	$(240.5)	$3,019.1	$2,780.8	$(137.8)	$2,643.0
NOTE 8 — EARNINGS (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net earnings for basic earnings (loss) per share	$19.8	$(39.3)	$(55.5)	$(66.9)
Net earnings for diluted earnings (loss) per share	$19.8	$(39.3)	$(55.5)	$(66.9)

Weighted-average shares outstanding	54.0	42.6	49.5	36.3
Effect of TEUs on weighted-average shares for basic earnings (loss) per share	4.9	—	4.9	—
Weighted-average shares for basic earnings (loss) per share	58.9	42.6	54.4	36.3
Effect of dilutive securities:
Stock options	0.7	—	—	—
Stock appreciation rights	0.1	—	—	—
Restricted stock awards	0.3	—	—	—
TEUs	0.8	—	—	—
Total dilutive securities	1.9	—	—	—
Weighted-average shares for diluted earnings (loss) per share	60.8	42.6	54.4	36.3

Basic earnings (loss) per common share	$0.34	$(0.92)	$(1.02)	$(1.84)
Diluted earnings (loss) per common share	$0.33	$(0.92)	$(1.02)	$(1.84)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Stock options	1.3	3.0	4.6	3.0
Stock appreciation rights	0.1	0.5	0.3	0.5
Restricted stock awards	—	0.3	0.5	0.3
TEUs	—	0.8	0.9	0.8
Preferred shares conversion to common	11.0	11.0	11.0	11.0
NOTE 9 — INVENTORIES

	June 30, 2015	September 30, 2014
Raw materials and supplies	$144.5	$99.2
Work in process	16.3	16.3
Finished products	316.2	235.8
Flocks	14.3	29.4
	$491.3	$380.7
NOTE 10 — PROPERTY, NET

	June 30, 2015	September 30, 2014
Property, at cost	$1,718.6	$1,121.0
Accumulated depreciation	(374.0)	(289.1)
	$1,344.6	$831.9
NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
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
At June 30, 2015, the notional amounts of commodity contracts and natural gas and heating oil futures were $61.0 and $28.3, respectively. These contracts relate to inputs that generally will be utilized within the next 12 months. At June 30, 2015 and September 30, 2014, the Company had pledged collateral of $8.5 and $12.6, respectively, related to its commodity contracts and natural gas and heating oil futures. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
As of June 30, 2015, the Company had interest rate swaps with a notional amount of $869.5 that obligate Post to pay a fixed rate of 3.1% and receive one-month LIBOR. These swaps have the effect of converting a portion of our variable interest rate term loan debt to fixed interest rates beginning in June 2016. In addition, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted average fixed rate of approximately 4% and receive three-month LIBOR and will result in a net settlement in July 2018.
Commodity, natural gas and heating oil derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve.
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of June 30, 2015 and September 30, 2014.

		Fair Value of Assets as of June 30, 2015
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Prepaid expenses and other current assets	$5.3	$—	$5.3
Natural gas and heating oil futures	Prepaid expenses and other current assets	1.1	—	1.1
		$6.4	$—	$6.4

		Fair Value of Liabilities as of June 30, 2015
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$1.8	$—	$1.8
Natural gas and heating oil futures	Other current liabilities	3.7	—	3.7
Interest rate swaps	Other current liabilities	1.7	—	1.7
Interest rate swaps	Other liabilities	80.2	—	80.2
		$87.4	$—	$87.4

		Fair Value of Liabilities as of September 30, 2014
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$8.0	$—	$8.0
Natural gas and heating oil futures	Other current liabilities	0.9	—	0.9
Interest rate swaps	Other current liabilities	2.7	—	2.7
Interest rate swaps	Other liabilities	40.4	—	40.4
		$52.0	$—	$52.0
The following table presents the (gain) loss from derivative instruments that were not designated as hedging instruments and were recorded on the Company’s Condensed Consolidated Statements of Operations.

		(Gain) Loss Recognized in Earnings
		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of (Gain) Loss Recognized in Earnings
Derivative Instrument		2015	2014	2015	2014
Commodity contracts	Cost of goods sold	$(4.8)	$1.9	$(13.2)	$0.9
Natural gas and heating oil futures	Cost of goods sold	4.5	(0.7)	8.1	(1.2)
Foreign exchange contracts	Selling, general and administrative expenses	—	—	—	6.3
Interest rate swaps	Other (income) expense	(41.9)	6.8	41.5	6.8
NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	June 30, 2015			September 30, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$11.2	$11.2	$—	$10.2	$10.2	$—
Derivative assets	6.4	—	6.4	—	—	—
	$17.6	$11.2	$6.4	$10.2	$10.2	$—
Liabilities:
Deferred compensation liabilities	$16.3	$—	$16.3	$12.3	$—	$12.3
Derivative liabilities	87.4	—	87.4	52.0	—	52.0
	$103.7	$—	$103.7	$64.3	$—	$64.3
The following table represents the fair value of Post’s long-term debt which is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	June 30, 2015	September 30, 2014
Senior notes	$2,870.0	$2,768.2
Term loan	1,568.7	872.9
TEUs	29.7	29.5
4.57% 2012 Series Bond maturing September 2017	3.9	4.8
Secured notes	—	1.1
Capital leases	3.1	3.8
	$4,475.4	$3,680.3
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
Refer to Note 11 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the Condensed Consolidated Statements of Operations.
Related to the closures of its Modesto, California and Boise, Idaho facilities, as well as the sale of a peanut butter manufacturing facility located in Portales, New Mexico (completed July 29, 2015) and the sale of its Australian business and Musashi trademark (completed July 1, 2015), the Company had assets and liabilities classified as held for sale at June 30, 2015. At June 30, 2015 and September 30, 2014, the carrying value of the assets held for sale was  $31.7 and $16.4, respectively, and is included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. At June 30, 2015, the carrying value of the liabilities held for sale was $5.5 and is included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. No such liabilities existed at September 30, 2014. The fair value of the assets and liabilities held for sale were measured at fair value on a nonrecurring basis based on third-party offers to purchase the facilities, business and trademark. The fair value measurement was categorized as Level 3, as the offers utilize significant unobservable inputs.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments.
NOTE 13 — SHAREHOLDERS’ EQUITY
On May 4, 2015, the Company completed its acquisition of MOM Brands. The purchase price was partially funded by the issuance of 2.45 million shares, par value $0.01, of the Company’s common stock to the former owners of MOM Brands. The shares were valued at the May 1, 2015 closing price of $46.60 per share for a total issuance of $114.4. The Company will not receive any of the proceeds from the sale of shares of common stock by any selling shareholder.
In February 2015, the Company issued 7.475 million shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share. The Company received net proceeds of $341.4 after paying offering related fees and expenses of approximately $13.7.
Reclassifications out of accumulated other comprehensive income (loss) for the reported periods include the amortization of actuarial loss (benefit) and prior service cost for pension and postretirement benefits totaling $0.3 and $(0.2) for the three month periods ended June 30, 2015 and 2014, respectively, and $0.8 and $(0.7) for the nine month periods ended June 30, 2015 and 2014, respectively. Amounts are primarily classified as “Cost of goods sold” on the Condensed Consolidated Statements of Operations.
NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	June 30, 2015	September 30, 2014
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	875.0
6.00% Senior Notes maturing December 2022	630.0	630.0
Term loan	1,574.4	882.8
TEUs	28.5	38.4
4.57% 2012 Series Bond maturing September 2017	3.9	4.8
Secured notes	—	1.1
Capital leases	3.1	3.8
	$4,489.9	$3,810.9
Less: Current portion	(32.1)	(25.6)
Plus: Unamortized premium (discount), net	38.1	45.2
Total long-term debt	$4,495.9	$3,830.5
On January 29, 2014, the Company entered into a credit agreement (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility with an aggregate principal value of $400.0. The revolving credit facility has outstanding letters of credit of $4.2 which reduced the available borrowing capacity to $395.8 at June 30, 2015. On May 1, 2014, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment amended the Credit Agreement to, among other matters, permit an incremental term loan (the “Prior Term Loan”) of $885.0.
On March 6, 2015, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”). On May 4, 2015, Post entered into a Joinder Agreement No. 3 (the “Joinder No. 3”), by and among Credit Suisse AG, Cayman Islands Branch, the Company and the guarantors party thereto, and consented to by Wells Fargo Bank, National Association, as Administrative Agent. The Joinder No. 3 provided for, in connection with the completion of the Company’s acquisition of MOM Brands, an incremental term loan of $700.0 (the “New Term Loan”) under the Company’s Credit Agreement. The Company incurred $18.5 of issuance costs in connection with the Credit Agreement and the New Term Loan as of June 30, 2015. The outstanding amounts under the New Term Loan will bear interest at the same rate as the outstanding amounts under the Prior Term Loan, and the Company’s quarterly principal payments aggregate both the New Term Loan and the Prior Term Loan.
The Credit Agreement, as amended, contains customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, maintenance of property, existence, insurance and books and records, inspection rights, obligation to provide collateral and guarantees by new subsidiaries, limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, accounting changes, prepayments and amendments of indebtedness, dispositions of assets, acquisitions and other investments, transactions with affiliates, dividends and redemptions or repurchases of stock, capital expenditures, and granting liens on certain real property. The Credit Agreement also contains customary financial covenants including (a) a quarterly maximum senior secured leverage ratio of 3.00 to 1.00, and (b) a quarterly minimum interest coverage ratio of 1.75 to 1.00. The Credit Agreement permits the Company to incur additional unsecured debt only if its consolidated interest coverage ratio, calculated as provided in the Credit Agreement would be greater than 2.00 to 1.00 after giving effect to such new debt.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $75.0, or attachments issued against a material part of the Company’s property, change in control, the invalidity of any loan document, the failure of the collateral documents to create a valid and perfected first priority lien and certain ERISA events. Upon the occurrence of an event of default, the maturity of the loans under the Credit Agreement may be accelerated and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees for the Company’s obligations under the Credit Agreement.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest coverage. As of June 30, 2015, the Company was in compliance with such financial covenants. The Company does not believe non-compliance is reasonably likely in the foreseeable future.
NOTE 15 — PENSION AND OTHER POSTRETIREMENT BENEFITS
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
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$0.8	$0.9	$2.7	$2.7
Interest cost	0.6	0.6	1.7	1.7
Expected return on plan assets	(0.6)	(0.5)	(1.8)	(1.6)
Recognized net actuarial loss	0.3	0.1	0.7	0.5
Recognized prior service cost	—	0.1	0.2	0.3
Net periodic benefit cost	$1.1	$1.2	$3.5	$3.6

	Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$0.5	$0.5	$1.5	$1.5
Interest cost	1.2	1.1	3.6	3.4
Recognized net actuarial loss	0.3	0.1	1.0	0.3
Recognized prior service credit	(0.4)	(0.6)	(1.2)	(1.8)
Net periodic benefit cost	$1.6	$1.1	$4.9	$3.4
NOTE 16 — SEGMENTS
During the three months ended June 30, 2015, the Company reorganized its management reporting and realigned its reportable segments in accordance with ASC 280, “Segment Reporting.” Effective as of the quarter ended June 30, 2015, the reportable segments were as follows:

•	Post Consumer Brands: primarily consisting of branded RTE cereals;

•	Michael Foods Group: including the predominantly foodservice and food ingredient egg, potato and pasta businesses and the retail cheese business;

•	Active Nutrition: including protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily consisting of peanut and other nut butters, dried fruit and nuts, and granola.
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, facility closure related costs, restructuring expenses, losses on assets held for sale and other unallocated corporate income and expenses. During the first quarter of fiscal 2015, the Company changed its methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for the three and nine months ended June 30, 2014 has been adjusted to align with current year presentation. The following tables present information about the Company’s reportable segments, including corresponding amounts for the three and nine month periods of fiscal 2015 as well as for the corresponding periods of the prior year.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net Sales
Post Consumer Brands	$356.9	$238.2	$818.3	$714.6
Michael Foods Group	564.7	212.7	1,714.3	279.4
Active Nutrition	153.8	86.7	418.8	194.5
Private Brands	136.7	95.6	389.4	180.0
Eliminations	(0.3)	(0.2)	(2.4)	(0.5)
Total	$1,211.8	$633.0	$3,338.4	$1,368.0
Segment Profit (Loss)
Post Consumer Brands	$51.6	$44.8	$140.0	$126.4
Michael Foods Group	48.4	(9.6)	130.3	(10.8)
Active Nutrition	7.9	(2.5)	(2.9)	1.9
Private Brands	10.5	5.0	27.8	11.5
Total segment profit	118.4	37.7	295.2	129.0
General corporate expenses and other	37.1	29.7	123.3	96.1
Interest expense, net	65.0	57.0	184.9	123.3
Other (income) expense	(41.9)	6.8	41.5	6.8
Income (loss) before income taxes	$58.2	$(55.8)	$(54.5)	$(97.2)
Depreciation and amortization
Post Consumer Brands	$19.4	$13.0	$43.6	$38.9
Michael Foods Group	35.7	15.3	108.8	20.5
Active Nutrition	6.8	5.5	20.6	11.4
Private Brands	6.3	5.2	18.8	10.8
Total segment depreciation and amortization	68.2	39.0	191.8	81.6
Corporate and accelerated depreciation	2.2	3.7	4.9	12.3
Total	$70.4	$42.7	$196.7	$93.9

			June 30, 2015	September 30, 2014
Assets
Post Consumer Brands			$3,517.7	$2,325.1
Michael Foods Group			3,541.7	3,726.5
Active Nutrition			761.0	607.1
Private Brands			679.3	558.6
Corporate			360.0	513.8
Total			$8,859.7	$7,731.1

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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,077.8	$149.3	$(15.3)	$1,211.8
Cost of goods sold	—	782.6	128.0	(15.3)	895.3
Gross Profit	—	295.2	21.3	—	316.5

Selling, general and administrative expenses	3.9	176.9	12.5	—	193.3
Amortization of intangible assets	—	34.2	2.5	—	36.7
Other operating expenses, net	1.0	4.2	—	—	5.2
Operating (Loss) Profit	(4.9)	79.9	6.3	—	81.3

Interest expense (income), net	61.9	(0.2)	3.3	—	65.0
Other expense, net	(41.9)	—	—	—	(41.9)
(Loss) Earnings before Income Taxes	(24.9)	80.1	3.0	—	58.2
Income tax (benefit) expense	34.3	(2.3)	2.2	—	34.2
Net Earnings (Loss) before Equity in Subsidiaries	(59.2)	82.4	0.8	—	24.0
Equity (loss) earnings in subsidiaries	83.2	(1.1)	—	(82.1)	—
Net Earnings (Loss)	$24.0	$81.3	$0.8	$(82.1)	$24.0
Total Comprehensive Income (Loss)	$31.4	$81.5	$4.4	$(85.9)	$31.4

	Three Months Ended June 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$547.9	$92.1	$(7.0)	$633.0
Cost of goods sold	—	411.1	80.3	(7.0)	484.4
Gross Profit	—	136.8	11.8	—	148.6

Selling, general and administrative expenses	0.1	112.6	7.2	—	119.9
Amortization of intangible assets	—	17.6	2.8	—	20.4
Other operating expenses, net	—	0.3	—	—	0.3
Operating (Loss) Profit	(0.1)	6.3	1.8	—	8.0

Interest expense, net	53.8	(0.1)	3.3	—	57.0
Other expense (income)	6.8	—	—	—	6.8
(Loss) Earnings before Income Taxes	(60.7)	6.4	(1.5)	—	(55.8)
Income tax (benefit) expense	(18.8)	(1.8)	(0.1)	—	(20.7)
Net (Loss) Earnings before Equity in Subsidiaries	(41.9)	8.2	(1.4)	—	(35.1)
Equity earnings in subsidiaries	6.8	(0.8)	—	(6.0)	—
Net (Loss) Earnings	$(35.1)	$7.4	$(1.4)	$(6.0)	$(35.1)
Total Comprehensive (Loss) Income	$(22.8)	$7.3	$2.8	$(10.1)	$(22.8)

	Nine Months Ended June 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$2,996.3	$378.7	$(36.6)	$3,338.4
Cost of goods sold	—	2,211.3	322.6	(36.6)	2,497.3
Gross Profit	—	785.0	56.1	—	841.1

Selling, general and administrative expenses	12.7	484.4	39.8	—	536.9
Amortization of intangible assets	—	96.3	7.6	—	103.9
Other operating expenses, net	1.0	27.2	0.2	—	28.4
Operating (Loss) Profit	(13.7)	177.1	8.5	—	171.9

Interest expense (income), net	175.9	(0.7)	9.7	—	184.9
Other expense, net	41.5	—	—	—	41.5
(Loss) Earnings before Income Taxes	(231.1)	177.8	(1.2)	—	(54.5)
Income tax (benefit) expense	(49.7)	36.3	1.7	—	(11.7)
Net (Loss) Earnings before Equity in Subsidiaries	(181.4)	141.5	(2.9)	—	(42.8)
Equity earnings (loss) in subsidiaries	138.6	(2.2)	—	(136.4)	—
Net (Loss) Earnings	$(42.8)	$139.3	$(2.9)	$(136.4)	$(42.8)
Total Comprehensive (Loss) Income	$(75.7)	$140.0	$(19.5)	$(120.5)	$(75.7)

	Nine Months Ended June 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,222.8	$162.9	$(17.7)	$1,368.0
Cost of goods sold	—	853.0	140.2	(17.7)	975.5
Gross Profit	—	369.8	22.7	—	392.5

Selling, general and administrative expenses	20.1	284.4	15.8	—	320.3
Amortization of intangible assets	—	34.2	4.6	—	38.8
Other operating expenses, net	—	0.5	—	—	0.5
Operating (Loss) Profit	(20.1)	50.7	2.3	—	32.9

Interest expense, net	118.2	(0.1)	5.2	—	123.3
Other expense (income)	6.8	—	—	—	6.8
(Loss) Earnings before Income Taxes	(145.1)	50.8	(2.9)	—	(97.2)
Income tax (benefit) expense	(60.8)	19.8	(0.4)	—	(41.4)
Net (Loss) Earnings before Equity in Subsidiaries	(84.3)	31.0	(2.5)	—	(55.8)
Equity earnings in subsidiaries	28.5	(0.8)	—	(27.7)	—
Net (Loss) Earnings	$(55.8)	$30.2	$(2.5)	$(27.7)	$(55.8)
Total Comprehensive (Loss) Income	$(45.3)	$29.8	$0.2	$(30.0)	$(45.3)

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	June 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$214.3	$52.8	$20.2	$(13.0)	$274.3
Restricted cash	1.1	8.5	1.1	—	10.7
Receivables, net	15.3	340.9	56.3	(13.3)	399.2
Inventories	—	418.4	72.9	—	491.3
Deferred income taxes	22.8	—	—	—	22.8
Intercompany notes receivable	21.7	—	—	(21.7)	—
Prepaid expenses and other current assets	16.2	45.4	9.4	—	71.0
Total Current Assets	291.4	866.0	159.9	(48.0)	1,269.3
Property, net	—	1,293.0	51.6	—	1,344.6
Goodwill	—	3,003.1	139.0	—	3,142.1
Other intangible assets, net	—	2,912.6	106.5	—	3,019.1
Intercompany receivable	1,066.0	—	—	(1,066.0)	—
Intercompany notes receivable	158.6	—	—	(158.6)	—
Investment in subsidiaries	6,625.1	23.1	—	(6,648.2)	—
Other assets	70.1	13.0	1.5	—	84.6
Total Assets	$8,211.2	$8,110.8	$458.5	$(7,920.8)	$8,859.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$29.7	$2.0	$0.4	$—	$32.1
Accounts payable	—	244.3	40.2	(26.3)	258.2
Intercompany notes payable	—	—	21.7	(21.7)	—
Other current liabilities	69.3	195.9	30.1	—	295.3
Total Current Liabilities	99.0	442.2	92.4	(48.0)	585.6
Long-term debt	4,491.2	1.9	2.8	—	4,495.9
Intercompany payable	—	1,065.5	0.5	(1,066.0)	—
Intercompany notes payable	—	—	158.6	(158.6)	—
Deferred income taxes	844.7	—	26.8	—	871.5
Other liabilities	107.3	120.1	10.3	—	237.7
Total Liabilities	5,542.2	1,629.7	291.4	(1,272.6)	6,190.7

Total Shareholders’ Equity	2,669.0	6,481.1	167.1	(6,648.2)	2,669.0
Total Liabilities and Shareholders’ Equity	$8,211.2	$8,110.8	$458.5	$(7,920.8)	$8,859.7

	September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$246.6	$15.7	$10.0	$(3.9)	$268.4
Restricted cash	1.1	79.8	3.9	—	84.8
Receivables, net	78.0	305.2	45.9	(15.4)	413.7
Inventories	—	336.5	44.2	—	380.7
Deferred income taxes	27.0	—	—	—	27.0
Intercompany notes receivable	6.3	—	—	(6.3)	—
Prepaid expenses and other current assets	11.4	30.4	2.6	—	44.4
Total Current Assets	370.4	767.6	106.6	(25.6)	1,219.0
Property, net	—	775.9	56.0	—	831.9
Goodwill	—	2,732.8	153.9	—	2,886.7
Other intangible assets, net	—	2,518.5	124.5	—	2,643.0
Intercompany receivable	1,015.4	—	—	(1,015.4)	—
Intercompany notes receivable	178.9	—	—	(178.9)	—
Investment in subsidiaries	5,543.1	8.1	—	(5,551.2)	—
Other assets	61.7	86.1	2.7	—	150.5
Total Assets	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.2	$3.0	$0.4	$—	$25.6
Accounts payable	—	212.2	32.1	(19.3)	225.0
Intercompany notes payable	—	—	6.3	(6.3)	—
Other current liabilities	100.4	153.8	15.1	—	269.3
Total Current Liabilities	122.6	369.0	53.9	(25.6)	519.9
Long-term debt	3,824.2	2.9	3.4	—	3,830.5
Intercompany payable	—	1,013.8	1.6	(1,015.4)	—
Intercompany notes payable	—	—	178.9	(178.9)	—
Deferred income taxes	883.8	—	31.3	—	915.1
Other liabilities	55.7	115.9	10.8	—	182.4
Total Liabilities	4,886.3	1,501.6	279.9	(1,219.9)	5,447.9
Total Shareholders’ Equity	2,283.2	5,387.4	163.8	(5,551.2)	2,283.2
Total Liabilities and Shareholders’ Equity	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used In) Provided by Operating Activities	$(35.9)	$453.4	$(5.2)	$(150.6)	$261.7

Cash Flows from Investing Activities
Business acquisitions	(1,067.1)	(172.1)	(1.2)	—	(1,240.4)
Additions to property	—	(71.6)	(2.7)	—	(74.3)
Restricted cash	—	71.3	2.7	—	74.0
Insurance proceeds on property losses	—	1.8	—	—	1.8
Other, net	—	0.2	—	—	0.2
Proceeds from equity distributions	240.0	—	—	(240.0)	—
Capitalization of subsidiaries	(138.5)	—	—	138.5	—
Net payments for intercompany revolver	(17.4)	—	—	17.4	—
Net Cash Provided by (Used in) Investing Activities	(983.0)	(170.4)	(1.2)	(84.1)	(1,238.7)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	696.5	—	—	—	696.5
Proceeds from issuance of common stock	341.4	—	—	—	341.4
Repayments of long-term debt	(18.3)	(2.0)	(0.4)	—	(20.7)
Payment of dividend	(12.8)	—	—	—	(12.8)
Payments of debt issuance costs	(18.5)	—	—	—	(18.5)
Other, net	(1.7)	—	—	—	(1.7)
Proceeds from Parent capitalization	—	128.0	0.9	(128.9)	—
Payments for equity distributions	—	(371.9)	—	371.9	—
Net receipts from intercompany revolver	—	—	17.4	(17.4)	—
Net Cash Provided by (Used in) Financing Activities	986.6	(245.9)	17.9	225.6	984.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.3)	—	(1.3)

Net Increase (Decrease) in Cash and Cash Equivalents	(32.3)	37.1	10.2	(9.1)	5.9
Cash and Cash Equivalents, Beginning of Year	246.6	15.7	10.0	(3.9)	268.4
Cash and Cash Equivalents, End of Period	$214.3	$52.8	$20.2	$(13.0)	$274.3

	Nine Months Ended June 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(12.3)	$128.1	$(6.0)	$(35.3)	$74.5

Cash Flows from Investing Activities
Business acquisitions	(3,329.1)	72.6	(287.2)	—	(3,543.7)
Additions to property	—	(76.3)	(2.4)	—	(78.7)
Restricted cash	37.0	(1.5)	(0.7)	—	34.8
Proceeds from equity contributions	121.9	—	—	(121.9)	—
Capitalization of subsidiaries	(319.0)	—	—	319.0	—
Net Cash Used in Investing Activities	(3,489.2)	(5.2)	(290.3)	197.1	(3,587.6)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	2,385.6	—	—	—	2,385.6
Proceeds from issuance of preferred stock	310.2	—	—	—	310.2
Proceeds from issuance of common stock	593.4	—	—	—	593.4
Proceeds from issuance of debt component of tangible equity units	41.8	—	—	—	41.8
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	238.1	—	—	—	238.1
Payment of preferred stock dividend	(10.2)	—	—	—	(10.2)
Payments of debt issuance costs	(63.8)	—	—	—	(63.8)
Other, net	0.3	(0.1)	—	—	0.2
Proceeds from parent capitalization	—	26.2	292.8	(319.0)	—
Payments for equity distributions	—	(152.9)	—	152.9	—
Net Cash Provided by (Used in) by Financing Activities	3,495.4	(126.8)	292.8	(166.1)	3,495.3
Effect of Exchange Rate Changes on Cash	(6.7)	—	(0.2)	—	(6.9)

Net Increase (Decrease) in Cash and Cash Equivalents	(12.8)	(3.9)	(3.7)	(4.3)	(24.7)
Cash and Cash Equivalents, Beginning of Year	391.4	4.1	8.2	(1.7)	402.0
Cash and Cash Equivalents, End of Period	$378.6	$0.2	$4.5	$(6.0)	$377.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2014, portions of which were recast in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2015. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries. Please note these discussions are subject to discussion under “Cautionary Statements Regarding Forward-Looking Statements” included below.
OVERVIEW
We are a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, active nutrition and private label food categories. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the Internet.
RECENT DEVELOPMENTS
Acquisitions
We completed the following acquisitions in fiscal 2015 and 2014:

•	MOM Brands Company (“MOM Brands”), acquired May 4, 2015;

•	American Blanching Company (“ABC”), acquired November 1, 2014;

•	PowerBar and Musashi brands (“PowerBar”), acquired October 1, 2014;

•	MFI Holding Corporation (“Michael Foods”), acquired June 2, 2014;

•	Golden Boy Foods Ltd. (“Golden Boy”), acquired February 1, 2014;

•	Dymatize Enterprises, LLC (“Dymatize”), acquired February 1, 2014; and

•	Dakota Growers Pasta Company, Inc. (“Dakota Growers”), acquired January 1, 2014.
MOM Brands operates on a different fiscal calendar than Post. The quarter close date for MOM Brands was June 27, 2015 and results have not been adjusted to conform with our fiscal calendar.
Segment Reorganization
During the three months ended June 30, 2015, we reorganized our management reporting and realigned our reportable segments in accordance with ASC 280, “Segment Reporting.” Effective as of the quarter ended June 30, 2015, our reportable segments were as follows:

•	Post Consumer Brands: primarily consisting of branded RTE cereals;

•	Michael Foods Group: including the predominantly foodservice and food ingredient egg, potato and pasta businesses and the retail cheese business;

•	Active Nutrition: including protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily consisting of peanut and other nut butters, dried fruit and nuts, and granola.
All segment results for fiscal 2015 and 2014 reported herein have been reclassified to conform with the quarter ended June 30, 2015 presentation.
Avian Influenza
During the three months ended June 30, 2015, our Michael Foods egg business was impacted by an outbreak of avian influenza (“AI”). As a result of AI, we have incurred increased costs related to enhanced biosecurity measures, production inefficiencies and higher market-based egg prices. We have mitigated the increased costs through a combination of aggressive cost containment, management of volume needs with customers and pricing actions to cover the higher cost structure. Through these actions, we have minimized the impact of AI on the profitability of the egg business. However, these actions do not contemplate further AI outbreaks.
Restructuring, Plant Closures and Assets Held-for-Sale
In May 2015, we announced our plan to consolidate our administrative offices supporting our cereal businesses in Lakeville, Minnesota. As a result of the announcement, we plan to close our office located in Parsippany, New Jersey and relocate certain functions located in Battle Creek, Michigan to the Lakeville office. The office closure is expected to be completed by May 2016.

In March 2015, we announced our plan to close our facility in Boise, Idaho, which manufactures certain PowerBar products distributed in North America. Plant production ceased in June 2015.
In April 2013, we announced management’s decision to close our plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014, and no additional costs were incurred in the nine months ended June 30, 2015.
Related to the closures of our Modesto, California and Boise, Idaho facilities, as well as the planned sale of a peanut butter manufacturing facility located in Portales, New Mexico (completed July 29, 2015) and the sale of our Australian business and Musashi trademark (completed July 1, 2015), we had assets and liabilities classified as held for sale at June 30, 2015.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Net Sales	$1,211.8	$633.0	$3,338.4	$1,368.0

Operating Profit	$81.3	$8.0	$171.9	$32.9
Interest expense, net	65.0	57.0	184.9	123.3
Other (income) expense	(41.9)	6.8	41.5	6.8
Income tax expense (benefit)	34.2	(20.7)	(11.7)	(41.4)
Net Earnings (Loss)	$24.0	$(35.1)	$(42.8)	$(55.8)
Net Sales
Net sales increased $578.8 million, or 91%, during the three months ended June 30, 2015 and $1,970.4 million, or 144%, for the nine months ended June 30, 2015. These increases include incremental contributions from current and prior year acquisitions for the three months ended June 30, 2015 and 2014 of $884.3 million and $332.2 million, respectively, and $2,395.7 million and $466.1 million for the nine months ended June 30, 2015 and 2014, respectively. Excluding the impact of acquisitions, net sales increased 9% and 5% for the three and nine months ended June 30, 2015, respectively. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit (loss) increased $73.3 million and $139.0 million during the three and nine months ended June 30, 2015. These increases include incremental segment profit contributions from current and prior year acquisitions of $51.8 million and $(9.7) million for the three months ended June 30, 2015 and 2014, respectively, and $126.5 million and $(11.5) million for the nine months ended June 30, 2015 and 2014, respectively. Excluding these segment profit contributions, operating profit increased 67% and 2% for the three and nine months ended June 30, 2015, respectively, compared to corresponding periods in the prior year. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense increased 14% and 50% for the three and nine months ended June 30, 2015, respectively, compared to the corresponding periods in the prior year. The year to date increase is driven primarily by the increase in the principal balance of outstanding debt through the March 2014 issuance of our 6.75% senior notes, the June 2014 issuance of our 6.00% senior notes, the term loan under our credit agreement, as amended (the “Credit Agreement”) and the amortizing note component of our 5.25% tangible equity units (“TEUs”), partially offset by a decrease in our weighted average interest rate. The term loan and the amortizing note component of the TEUs bear interest at rates of 3.75% and 5.25%, respectively. Our weighted average interest rate was 5.8% and 6.1% at June 30, 2015 and 2014, respectively. For additional information on our debt, refer to Note 14 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Other (Income) Expense
During the three and nine months ended June 30, 2015, we recognized a gain of $41.9 million and a loss of $41.5 million, respectively, on non-cash mark-to-market adjustments related to our interest rate swaps, compared to losses of $6.8 million in both the three and nine months ended June 30, 2014. These amounts are reported in “Other (income) expense” on the Condensed Consolidated Statements of Operations. For additional information on our interest rate swaps, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements.

Income Taxes
For the three and nine months ended June 30, 2015, the effective income tax rate is 58.8% and 21.5%, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, we recorded tax expense for the three and nine months ended June 30, 2015 using the estimated annual effective tax rate for our full fiscal year. The estimated annual effective tax rate differs significantly from the statutory tax rate primarily due to our estimate of full year earnings before income taxes which causes small variations in estimated permanent differences to have a magnified impact on the effective income tax rate percentage, the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses will have an unfavorable impact on the effective income tax rate and the expectation that the Domestic Production Activities Deduction and tax planning strategies implemented for certain recent acquisitions will have a favorable impact on the effective income tax rate.
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, plant closure related costs, restructuring expenses, losses on assets held for sale and other unallocated corporate income and expenses. During the first quarter of fiscal 2015, we changed our methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for the three and nine months ended June 30, 2014 has been adjusted to align with current year presentation.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Net Sales
Post Consumer Brands	$356.9	$238.2	$818.3	$714.6
Michael Foods Group	564.7	212.7	1,714.3	279.4
Active Nutrition	153.8	86.7	418.8	194.5
Private Brands	136.7	95.6	389.4	180.0
Eliminations	(0.3)	(0.2)	(2.4)	(0.5)
	$1,211.8	$633.0	$3,338.4	$1,368.0
Segment Profit (Loss)
Post Consumer Brands	$51.6	$44.8	$140.0	$126.4
Michael Foods Group	48.4	(9.6)	130.3	(10.8)
Active Nutrition	7.9	(2.5)	(2.9)	1.9
Private Brands	10.5	5.0	27.8	11.5
Other Items
General corporate expenses and other	37.1	29.7	123.3	96.1
Total operating profit	$81.3	$8.0	$171.9	$32.9
Net sales and segment profit (loss) have been impacted by the results of current and prior year acquisitions. The table below shows the contributions to net sales and segment profit (loss) from acquisitions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Post Consumer Brands:
Net Sales	$122.6	$—	$122.6	$—
Segment Loss	(0.5)	—	(0.5)	—

Michael Foods Group:
Net Sales	$564.7	$212.7	$1,714.3	$279.4
Segment Profit (Loss)	48.4	(9.6)	130.3	(10.8)

Active Nutrition:
Net Sales	$87.6	$47.6	$248.9	$75.8
Segment Loss	(3.2)	(3.2)	(21.8)	(5.7)

Private Brands:
Net Sales	$109.4	$71.9	$309.9	$110.9
Segment Profit	7.1	3.1	18.5	5.0

Post Consumer Brands
Net sales for the Post Consumer Brands segment increased $118.7 million, or 50%, for the three months ended June 30, 2015. Excluding the impact of sales from acquisitions, net sales decreased $3.9 million or 2% for the three months ended June 30, 2015. This decrease was primarily driven by 2% lower volumes and an unfavorable mix, partially offset by a 1% increase in average net selling prices. The increase in average net selling prices in the three month period is primarily the result of lower trade spending, partially offset by changes in sales mix with a current year shift to larger package sizes which sell at a lower average selling price per pound. Net sales were also negatively impacted by unfavorable changes in foreign exchange rates. Compared to the prior year pre-acquisition period, sales for our recently acquired MOM Brands business were up, driven by growth in branded bag, licensed brands and private label products.
Net sales for the Post Consumer Brands segment increased $103.7 million, or 15%, for the nine months ended June 30, 2015. Excluding the impact of sales from acquisitions, net sales decreased $18.9 million or 3% for the nine months ended June 30, 2015. The decrease in the nine month period was due to 2% lower volumes and 1% lower average net selling prices for the nine months ended June 30, 2015. Volumes declines are primarily the result of significantly lower co-manufacturing volumes. Volumes for branded RTE cereal were essentially flat year over year. The decrease in average net selling prices in the nine month period is primarily the result of changes in sales mix with a current year shift to larger package sizes which sell at a lower average selling price per pound, partially offset by lower trade spending. Net sales were also negatively impacted by unfavorable changes in foreign exchange rates. Compared to the prior year pre-acquisition period, sales for our recently acquired MOM Brands business were up, driven by growth in private label products, the launch of licensed brands and increased volumes related to government bid business.
Segment profit for the three months ended June 30, 2015, increased approximately 15% to $51.6 million when compared to the comparable period in the prior year. Excluding the impact of acquisitions, segment profit increased $7.3 million for the three month period. The increase in the three month period was driven by reduced advertising and promotional spending of $5.8 million and lower raw material costs (primarily corn, rice, oil and wheat), partially offset by lower net sales, as previously described, costs incurred of $3.0 million related to the integration of Post Foods and MOM Brands as well as unfavorable changes in foreign exchange rates. MOM Brands segment profit was negatively impacted in the quarter by a $17.0 million acquisition accounting related inventory valuation adjustment. Excluding this impact, MOM Brands contributed $16.5 million to segment profit for the three months ended June 30, 2015.
Segment profit for the nine months ended June 30, 2015, increased 11% to $140.0 million when compared to the comparable period in the prior year. Excluding the impact of acquisitions, segment profit increased $14.1 million for the nine month period. The increase in the nine month period was driven by reduced advertising and promotional spending of $15.4 million, lower raw material costs (primarily corn, rice, wheat, sugar and oil) and favorable manufacturing expense, partially offset by lower volumes and lower average net selling prices, as previously described, costs incurred of $3.0 million related to the integration of Post Foods and MOM Brands as well as unfavorable changes in foreign exchange rates. MOM Brands segment profit was negatively impacted in the nine month period by a $17.0 million acquisition accounting related inventory valuation adjustment. Excluding this impact, MOM Brands contributed $16.5 million to segment profit for the nine months ended June 30, 2015.

Michael Foods Group
Net sales for the Michael Foods Group segment increased $352.0 million to $564.7 million for the three months ended June 30, 2015, primarily due to the timing of the Michael Foods acquisition and the inclusion of two additional months of results in the current year amounts. Net sales for the egg, potato and cheese businesses were flat on 6% lower volumes for the three months ended June 30, 2015, compared to the prior year (partially pre-acquisition) period. Egg product sales were up 2%, with volume down 5%, primarily driven by an increase in average selling prices in the foodservice channel offsetting AI-related volume declines, refrigerated potato products sales were down 5% with volume down 12%, and cheese and other dairy case products sales were down 8%, with volume down 4%. Sales have been positively impacted by the pasta business in the three months ended June 30, 2015, compared to the prior year. Pasta net sales increased 11% on higher selling prices and 2% higher volumes.
Net sales for the Michael Foods Group segment increased $1,434.9 million to $1,714.3 million for the nine months ended June 30, 2015, primarily due to the timing of the Michael Foods acquisition and the inclusion of eight additional months of results in the current year amounts. Total net sales for the egg, potato and cheese businesses increased 2% for the nine months ended June 30, 2015, compared to the prior year (partially pre-acquisition) period. In the nine months ended June 30, 2015, egg product sales were up 2%, with volume down 1%, primarily driven by an increase in average selling prices and a favorable sales mix with a sales shift from the food ingredient channel to the foodservice channel. Refrigerated potato products sales were up 3% with volume down 4%, and cheese and other dairy case products sales were up 4%, with volume down 2%. Sales have been positively impacted by the pasta business in the nine months ended June 30, 2015, compared to the prior year (partially pre-acquisition) period, as selling price increases were only partially offset by slightly lower volumes.
Segment profit increased $58.0 million to $48.4 million for the three months ended June 30, 2015 primarily due to the timing of the Michael Foods acquisition and the inclusion of two additional months of results in the current year amounts. Segment profit was positively impacted by an increase in net sales, as previously discussed, and favorable raw materials costs (primarily cheese, butter and grains, partially offset by durum wheat). Segment profit was negatively impacted in the three months ended June 30, 2015 compared to the prior year (partially pre-acquisition) period by an increase in amortization expense resulting from the acquisition date valuation of acquired intangibles. Segment profit was negatively impacted in the prior year by a $15.8 million acquisition accounting related inventory valuation adjustment recorded in the third quarter of fiscal 2014.
Segment profit increased $141.1 million to $130.3 million for the nine months ended June 30, 2015 primarily due to the timing of the Michael Foods acquisition and the inclusion of eight additional months of results in the current year amounts. Segment profit was positively impacted by an increase in net sales, as previously discussed, as well as significantly favorable average raw materials costs (primarily cheese, butter, grains, eggs, partially offset by durum wheat). Segment profit was negatively impacted in the nine months ended June 30, 2015 compared to the prior year (partially pre-acquisition) period by an increase in amortization expense resulting from the acquisition date valuation of acquired intangibles, $5.1 million of accrued costs and lost volumes for corrective actions in connection with isolated fourth quarter fiscal 2014 product quality issues and increased marketing related spending. Segment profit was negatively impacted in the prior year by a $19.9 million acquisition accounting related inventory valuation adjustment recorded in the second and third quarters of fiscal 2014.
Active Nutrition
Net sales for the Active Nutrition segment increased $67.1 million, or 77%, for the three months ended June 30, 2015. Excluding the impact of sales from acquisitions in both periods, net sales increased $27.1 million, or 69%, for the three months ended June 30, 2015. This increase is attributable to strong growth in our Premier Nutrition branded products. Volumes were up 55% fueled by increased distribution of shakes within the club channel. Additionally, net sales were positively impacted by reduced trade promotions in the current quarter. Sales attributable to our prior year acquisition of Dymatize were down 1% compared to the prior year period due to lower private label sales and reduced bar volumes, partially offset by a 6% increase in protein powder sales. In addition, we increased trade spending primarily to mitigate unfavorable changes in foreign exchange rates.
Net sales for the Active Nutrition segment increased $224.3 million, or 115%, for the nine months ended June 30, 2015. Excluding the impact of sales from acquisitions in both periods, net sales increased $51.2 million or 43% for the nine months ended June 30, 2015. This increase is attributable to strong growth in our Premier Nutrition branded products. Volumes were up 42% fueled by increased distribution of shakes within the club channel. Additionally, net sales were positively impacted by reduced trade promotions in the year to date period. Sales attributable to our prior year acquisition of Dymatize increased when compared to the prior year (partially pre-acquisition) period. Increases were driven by higher sales of protein powders, partially offset by lower bar volumes.
Segment profit (loss) for the three months ended June 30, 2015 increased to $7.9 million compared to $(2.5) million in the comparable period in the prior year. Excluding the impact of acquisitions in both periods, segment profit increased $10.4 million for the three month period. This increase was driven by higher protein shake volume and reduced trade spending, as previously described, and lower raw material costs (primarily lower protein costs), partially offset by increased incentive compensation. The segment loss attributable to our prior year acquisition of Dymatize was $(4.0) million in the three months ended June 30, 2015, compared to $(3.2) million in the prior year. The increased loss was primarily due to lower sales, as previously discussed, as well as higher costs associated with increased quality control testing. Segment profit was negatively impacted in the current quarter by $0.7 million of PowerBar integration costs.
Segment profit (loss) for the nine months ended June 30, 2015 was $(2.9) million compared to $1.9 million in the comparable prior year period. Excluding the impact of acquisitions in both periods, segment profit increased $11.3 million for the nine month period. The increase in the nine month period was driven by higher protein shake volume and reduced trade spending, as previously described, and lower raw material costs (primarily milk protein concentrate), partially offset by increased incentive compensation. When compared to the prior year (partially pre-acquisition) nine month period, results for our prior year acquisition of Dymatize were negatively impacted by lower sales, as previously discussed, as well as unfavorable manufacturing and warehousing costs and increased quality control testing. Segment profit was negatively impacted in the current nine month period by $4.2 million of PowerBar integration costs and a $1.9 million acquisition accounting related inventory valuation adjustment.
Private Brands
Net sales for the Private Brands segment increased $41.1 million to $136.7 million for the three months ended June 30, 2015 and increased $209.4 million to $389.4 million in the nine months ended June 30, 2015. These increases are primarily due to the impact of current and prior year acquisitions. Excluding this impact, net sales increased $3.6 million or 15% for the three month period and $10.4 million or 15% for the nine month period. The increase is primarily the result of 18% and 19% higher granola sales in the three and nine months ended June 30, 2015, respectively, largely resulting from successful selling efforts with new and existing private label granola customers during the periods.
When comparing the results of our recently acquired nut butter and fruit and nut businesses to their prior year comparable (partially pre-acquisition) periods for the three and nine months ended June 30, 2015, net sales increased on higher volumes as well as improved net selling prices. Volume increases were driven by traditional peanut butter and tree nut butters, partially offset by declines in fruit and nut sales.
Segment profit increased $5.5 million to $10.5 million for the three months ended June 30, 2015 and increased $16.3 million to $27.8 million for the nine months ended June 30, 2015. These increases are primarily due to current and prior year acquisitions. Excluding the impact of acquisitions in both periods, segment profit increased $1.5 million and $2.8 million for the three and nine month periods, respectively, due to an increase in net sales volumes as previously discussed. Also contributing to the increase in segment profit are favorable manufacturing costs and synergies related to the consolidation of operations.
When comparing the results of our recently acquired nut butter and fruit and nut businesses to their prior year comparable (partially pre-acquisition) periods for the three and nine months ended June 30, 2015, segment profit was unfavorably impacted by higher commodity costs, increased fixed manufacturing costs and an increase in amortization expense of acquired intangibles. Segment profit was negatively impacted in the nine months periods ended June 30, 2015 and 2014 by inventory valuation adjustments of $1.3 million and $1.2 million, respectively.
Other Items
General Corporate Expenses and Other
General Corporate Expenses and Other increased $7.4 million to $37.1 million during the three months ended June 30, 2015. The increase for the quarter is due to restructuring and plant closure costs of $10.7 million in the current year compared to $0.3 million in the prior year, losses on assets held for sale of $4.9 million to adjust the carrying value of the assets to their estimated fair value less estimated selling costs, $1.3 million higher stock-based compensation expense and higher compensation related costs resulting from an increase in holding company headcount to support the larger organization. These higher costs were partially offset by reduced third party acquisition related costs of $7.0 million, increased gains (compared to losses in the prior year) related to mark-to-market adjustments on commodity hedges of $7.3 million and reduced accelerated depreciation of $1.1 million as compared to the comparable prior year three month period.
Of the total restructuring and plant closure costs for the three months ended June 30, 2015, $10.1 million relate to the Post Consumer Brands segment and $0.6 million relate to the Active Nutrition segment. Losses on assets held for sale of $4.9 million relate to the Active Nutrition segment for the three months ended June 30, 2015. For the three months ended June 30, 2014, the $0.3 million of restructuring and plant closure costs related to the Post Consumer Brands segment. These amounts are excluded from the measure of segment profit.
General Corporate Expenses and Other increased $27.2 million to $123.3 million during the nine months ended June 30, 2015. The increase is due to restructuring and plant closure costs of $15.3 million compared to $3.8 million in the prior year and losses on assets held for sale of $27.4 million to adjust the carrying value of the assets to their estimated fair value less estimated selling costs, $11.1 million higher stock-based compensation expense, including $7.9 million of accelerated stock compensation expense related to reorganization initiatives and higher compensation related costs resulting from an increase in holding company headcount to support the larger organization. These cost increases were partially offset by reduced third party acquisition related costs of $14.8 million, increased gains related to mark-to-market adjustments on commodity hedges of $1.0 million and reduced accelerated depreciation of $5.8 million as compared to the comparable prior year nine month period. In addition, prior year results included a loss of $13.1 million related to a hedge of the CAD $320.0 million purchase price of Golden Boy.
Of the total restructuring and plant closure costs for the three months ended June 30, 2015, $11.2 million relate to the Post Consumer Brands segment and $4.1 million relate to the Active Nutrition segment. Of the total losses on assets held for sale for the three months ended June 30, 2015, $15.4 million relates to the Private Brands segment, $7.1 million relates to the Post Consumer Brands segment and $4.9 million relates to the Active Nutrition segment. For the nine months ended June 30, 2014, the $3.8 million of restructuring and plant closure costs related to the Post Consumer Brands segment. These amounts are excluded from the measure of segment profit.
LIQUIDITY AND CAPITAL RESOURCES
On May 4, 2015, the Company completed its acquisition of MOM Brands. The closing purchase price of $1,181.5 million was paid from cash on hand, including $700.0 million in proceeds from a term loan (the “New Term Loan”) under our Credit Agreement and the issuance of 2.45 million shares of the Company’s common stock to the former owners of MOM Brands. The shares were valued at the May 1, 2015 closing price of $46.60 per share for a total issuance of $114.4 million.
In February 2015, we issued 7.475 million shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share. We received net proceeds of $341.4 million after paying expenses and commissions or discounts to the underwriters of the offering of approximately $13.7 million.
The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
(dollars in millions)	2015	2014
Cash provided by operating activities	$261.7	$74.5
Cash used in investing activities	(1,238.7)	(3,587.6)
Cash provided by financing activities	984.2	3,495.3
Effect of exchange rate changes on cash	(1.3)	(6.9)
Net increase (decrease) in cash and cash equivalents	$5.9	$(24.7)
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
Cash provided by operating activities for the nine months ended June 30, 2015 increased $187.2 million compared to the prior year period. This increase was primarily driven by incremental cash flows from the operations of our 2015 and 2014 acquisitions, $58.5 million of favorable working capital changes during the nine months ended June 30, 2015 when compared to working capital changes in fiscal 2014, primarily related to the collection of a $55.5 million income tax receivable, as well as lower payments for federal income taxes, partially offset by higher interest payments of $98.3 million in the current year.
Cash used in investing activities for the nine months ended June 30, 2015 decreased $2,348.9 million compared to the prior year period. The decrease was driven by the reduction of cash paid for acquisitions of $2,303.3 million as well as a decrease in capital expenditures of $4.4 million. The decrease in capital expenditures is primarily due to a reduction of capital expenditures in the current year related to the closure of our Modesto, California facility and the associated migration of production capacity from Modesto to other facilities. Prior year expenditures also includes the purchase of certain assets from a peanut butter manufacturing facility. These decreases were partially offset by an increase in capital expenditures during the current year related to acquisitions.

Cash provided by financing activities was $984.2 million for the nine months ended June 30, 2015 compared to $3,495.3 million in the prior year. The current year inflow is primarily driven by $696.5 million of proceeds related to the issuance of our New Term Loan and $341.4 million of net proceeds from a common stock issuance, partially offset by repayments of long-term debt, the payment of preferred stock dividends, and payments of debt issuance costs related to the Credit Agreement and the New Term Loan. The prior year inflow of $3,495.3 million was primarily driven by proceeds from the issuance of additional debt of $2,385.6 million, net proceeds from the issuance of preferred stock of $310.2 million, net proceeds from the issuance of common stock of $593.4 million and net proceeds from the issuance of tangible equity units of $279.9 million. The prior year inflow was partially offset by the payments of related debt issuance costs and payments of preferred stock dividends.
Debt Covenants
Under the terms of the Credit Agreement, we are required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest expense coverage. As of June 30, 2015, we were in compliance with such financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement permits us to incur additional unsecured debt only if our pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of June 30, 2015, our pro forma consolidated interest coverage ratio exceeded this threshold.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•
our ability to realize the synergies contemplated by the acquisition of MOM Brands, including expected timing and our ability to recognize the benefits of the closure of the Parsippany, New Jersey office;

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

•
other risks and uncertainties included under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on November 28, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2015, we had outstanding principal value of indebtedness of $4,482.9 million related to our 7.375%, 6.75% and 6.00% senior notes, our term loan, our 5.25% tangible equity units, $7.0 million of debt and capital leases assumed in the acquisition of Michael Foods and a revolving credit facility with a $400.0 million borrowing capacity. The revolving credit facility has outstanding letters of credit of $4.2 million which reduced the available borrowing capacity to $395.8 million at June 30, 2015.

Of the total $4,489.9 million outstanding indebtedness, approximately $2,915.5 million bears interest at fixed rates with a weighted-average interest rate of 6.9% and is not subject to change based on changes in market interest rates.
The remaining $1,574.4 million is variable rate debt comprised of the unpaid principal balance of our $1,585.0 million term loan which bears interest at the LIBOR plus a 3% spread, subject to a 0.75% LIBOR floor. In June 2014, we entered into interest rate swaps, with a two-year forward start date, with a notional value of $869.5 million that obligate us to pay a fixed rate of 3.1% and receive one-month LIBOR. The interest rate swaps have the effect of fixing the interest rate we will incur on a portion of the principal balance on our $1,585.0 million variable rate term loan beginning in June 2016 (see Note 13). In addition, as of June 30, 2015, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted average fixed rate of approximately 4% and receive three-month LIBOR and will result in a net settlement in July 2018.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania, where they are being treated as related to the main action. Fact discovery concluded on April 30, 2014. The class-certification phase of the case is currently in process. Hearings on class certification occurred in March 2015 for the direct purchaser plaintiffs and April 2015 for the indirect purchaser plaintiffs. No ruling has been made yet on either class certification.
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
ITEM 1A. RISK FACTORS.
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 28, 2014, as of and for the year ended September 30, 2014, and in our Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015, as of and for the quarter ended March 31, 2015, in addition to those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Loss of a significant customer may adversely affect our results of operations.
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for approximately 11% of our net sales in fiscal 2014. Walmart is also the largest customer of our Post Foods business, accounting for approximately 24% of Post Foods’ net sales in fiscal 2014. Walmart accounted for approximately 35% of sales for MOM Brands for the twelve months ended December 27, 2014. Additionally, the largest customers of our Michael Foods business, Sysco and US Foods, accounted for approximately 17% and 13%, respectively, of Michael Foods’ net sales in fiscal 2014, and the largest customers of our Active Nutrition business, Costco and Sam’s Club, accounted for approximately 36% and 15%, respectively, of the Active Nutrition segment’s net sales in fiscal 2014. The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, supercenters and mass merchandisers. The competition to supply products to these high-volume stores is intense. Currently, we do not have long-term supply agreements with a substantial number of our retail customers, including our largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of merchandise purchased from us, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. In the event of a loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, our sales may be adversely affected.
Termination of our material licenses would have a material adverse effect on our business.
We manufacture and market certain of our products in the United States, Canada and several other locations pursuant to intellectual property license agreements. These licenses give us the right to use certain names, characters and logos in connection with our products and to sell the products in certain regions. If we were to breach any material term of these license agreements and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the names, characters and logos for this or any other reason, the loss of such rights could have a material adverse effect on our business.
Unusual agricultural diseases (such as avian influenza) and/or pests could harm our business.
Many of our business activities are subject to a variety of agricultural risks, including disease and pests which can adversely affect the quality and quantity of the raw materials we use, as well as the food products we produce and distribute. Any actual or potential contamination of our egg products could result in product recalls, market withdrawals, safety alerts, cessation of manufacturing and/or distribution, or, if we fail to comply with applicable FDA or USDA requirements, enforcement actions.  We could also be subject to product liability claims or adverse publicity if any of our products are alleged to have caused illness or injury.
Avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. In the spring of 2015, an avian influenza outbreak occurred in the United States Midwest affecting a substantial portion of our Michael Foods business’ owned and third party contracted flock.  As a result of this outbreak, we estimated that the total affected egg supply was approximately 25% of our annualized egg volume commitments.  Although we utilize biosecurity measures at our layer locations to protect against disease exposures, if our facilities are exposed to diseases and pests, such exposure could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, results of operations and financial condition.
MOM Brands operates in the same mature ready-to-eat (RTE) cereal market as our Post Foods branded cereal operations, and the failure or weakening of this market could materially adversely affect our financial results.
MOM Brands is a producer and distributor of branded, licensed and private label RTE and hot cereals, selling products to grocery stores, big box retailers, and foodservice distributors across the United States, Puerto Rico, Canada, Mexico and the Caribbean. The Post Foods business manufactures, markets and sells branded and private label RTE cereal products to a similar range of customers, primarily in North America.
The RTE cereal category has experienced weakness in recent years, and we expect this trend to continue. Although we expect to achieve significant synergies in connection with our MOM Brands acquisition, continuing weaknesses in the RTE category, or the weakening of our or MOM Brands’ major products competing in this category, could have a material adverse impact on our business.

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

4.6
First Supplemental Indenture, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

4.7
Indenture dated as of June 2, 2014 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

10.52
Registration Rights Agreement, dated as of May 4, 2015, among the Company, Shareholder Representative Services LLC and certain shareholders of MOM Brands (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2015)

10.53
Joinder Agreement No. 3, dated as of May 4, 2015, by and among Credit Suisse AG, Cayman Islands Branch, the Company and the Guarantors (as defined) party thereto, and consented to by Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 4, 2015)

10.54†	Senior Management Bonus Program (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)

10.55†	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)

10.56†	Form of Stock Appreciation Right Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 8, 2015)
31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015

31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015

31.3	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015

32.1	Certification of William P. Stiritz, Robert V. Vitale and Jeff A. Zadoks pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.
Date:	August 7, 2015	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
SVP and Chief Financial Officer (Principal Financial and Accounting Officer)