Form 10-K
period 2015-09-30
Post Holdings, Inc.
filed 2015-11-25
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2015, the last day of the registrant’s second quarter, was $2,421,540,228.
Number of shares of Common Stock, $.01 par value, outstanding as of November 16, 2015: 62,080,447

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2015, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to realize the synergies contemplated by the acquisition of MOM Brands Company (“MOM Brands”);

•	our ability to promptly and effectively integrate the MOM Brands business;

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including both secured and unsecured debt;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	changes in our cost structure, management, financing and business operations;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	our ability to maintain competitive pricing, introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate and respond to changes in consumer preferences and trends;

•	changes in economic conditions and consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes, work stoppages or unionization efforts;

•	legal and regulatory factors, including advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding operations;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	the ultimate impact litigation may have on us, including the lawsuit (to which Michael Foods is a party) alleging violations of federal and state antitrust laws in the egg industry;

•	our reliance on third party manufacturers for certain of our products;

•	disruptions or inefficiencies in supply chain;

•	our ability to recognize the expected benefits of the closing of our Boise, Idaho and Farmers Branch, Texas manufacturing facilities as well as our Parsippany, New Jersey office;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	business disruptions caused by information technology failures and/or technology hacking;

•	fluctuations in foreign currency exchange rates;

•	consolidations in the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension and other post-retirement plans;

•	loss of key employees;

•	our ability to protect our intellectual property;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations; and

•	other risks and uncertainties included under “Risk Factors” in this document.
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

PART I
ITEM 1.    BUSINESS
INTRODUCTION
Post Holdings, Inc. is a Missouri corporation incorporated on September 22, 2011. Our principal executive offices are located at 2503 S. Hanley Road, St. Louis, Missouri 63144. We are a consumer packaged goods holding company, operating in the center-of-the-store, foodservice, ingredient, refrigerated, active nutrition and private label food categories. Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries.
On February 3, 2012, Post completed its legal separation via a tax free spin-off (the “Spin-Off”) from Ralcorp Holdings, Inc. (Ralcorp was subsequently acquired by ConAgra Foods, Inc. on January 29, 2013). On February 6, 2012, Post common stock began trading on the New York Stock Exchange under the ticker symbol “POST.” In 2012, we had a single operating segment, our Post Foods branded ready-to-eat (“RTE”) cereal business. As a result of acquisitions, we now operate in four reportable segments:

•	Post Consumer Brands: Includes the Post Foods branded RTE cereal operations and the business of MOM Brands Company (“MOM Brands”);

•
Michael Foods Group: Comprised of MFI Holding Corporation (“Michael Foods”), the October 2015 acquisition of Willamette Egg Farms (“WEF”) and Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and produces value-added egg products, refrigerated potato products and cheese and other dairy case products as well as pasta for the the foodservice, retail and food ingredient channels;

•
Active Nutrition: Includes the protein shakes, bars and powders and nutritional supplement businesses of Premier Nutrition Corporation (“PNC”) and Dymatize Enterprises, LLC (“Dymatize”), as well as the PowerBar brand; and

•
Private Brands: Includes the businesses of Golden Boy Foods Ltd. (“Golden Boy”) and American Blanching Company (“ABC”), which produce private label peanut and other nut butters, as well as dried fruits and snacking nuts, and provides peanut blanching, granulation and roasting services for the commercial peanut industry, as well as the business of Attune Foods, LLC, which produces premium natural and organic granola, cereals and snacks.

Financial segment information for the four reportable segments for fiscal 2015 is contained in this Annual Report. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which we refer to as MD&A, under Item 7 of this report contains financial and other information concerning our business developments and operations and are incorporated into this Item 1.
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
Our Businesses
Post Consumer Brands
Post Consumer Brands includes the Post Foods and MOM Brands cereal businesses and manufactures, markets and sells branded and private label RTE cereal products. The RTE cereal category has been one of the most prominent categories in the food industry. According to Nielsen’s expanded All Outlets Combined (xAOC) information, the category was approximately $8.7 billion for the 52-week period ended October 24, 2015. We have leveraged the strength of our brands, category expertise, and over a century of institutional knowledge to create a diverse portfolio of cereals. Post Consumer Brands is the third largest seller of RTE cereals in the United States with an 18.2% share of retail dollar sales and a 21.0% share of retail pound sales for the 52-week period ended October 24, 2015, based on Nielsen’s xAOC information. Nielsen’s xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (including Sam’s Club & BJs), some dollar retailers (including Dollar General, Family Dollar & Dollar Tree) and military. Our brands include Honey Bunches of Oats, the fourth largest brand of RTE cereal in the United States with a 4.6% xAOC dollar market share for the 52-week period ended October 24, 2015, as well as Pebbles, Great Grains, Grape-Nuts, Post Shredded Wheat, Oh’s, Honeycomb, Golden Crisp, Post Raisin Bran, Alpha-

Bits, Shreddies, Malt-O-Meal, Farina, Dyno-Bites and MOM’s Best. These products are primarily manufactured through a flexible production platform at eight owned facilities in the United States and Canada.

Michael Foods Group
Through our Michael Foods Group segment, we produce and/or distribute egg products, refrigerated potato products, cheese and other dairy case products and pasta products. Our egg products business produces and distributes numerous egg products under the Better’n Eggs, All Whites, Papetti’s, Abbotsford Farms, Emulsa, EasyEggs, Table Ready and Willamette Egg Farms brands, among others. Through this business, we operate 13 egg products production facilities located in the United States and Canada, some of which are fully integrated, from the production and maintenance of laying flocks through the processing of egg products. Refrigerated potato products are marketed under a variety of brands, including Simply Potatoes, Diner’s Choice and Farm Fresh, and this business maintains a main processing facility in Minnesota, with a smaller facility located in Nevada. Our cheese and other dairy-case products are marketed principally under the Crystal Farms brand, and other trademarks include Crescent Valley, Westfield Farms and David’s Deli. Through this business, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for the Crystal Farms brand and for various private label customers. Our pasta business, Dakota Growers, has vertically integrated durum wheat milling and pasta production capabilities and produces over 150 different shapes of pasta products at two manufacturing plants. We sell products to the foodservice, food ingredient, retail grocery and private label markets. Our major customers include foodservice distributors, restaurant chains and major retail grocery chains.

Active Nutrition
Our Active Nutrition segment markets and distributes premium protein beverages, bars, powders and gels under the Premier Protein, Dymatize, Supreme Protein and PowerBar brands, and ready-to-drink beverages and other liquid-based solutions under the Joint Juice brand. The Active Nutrition segment’s products are primarily manufactured under co-manufacturing agreements at various third party facilities located in the United States and Europe. We also own a facility in Germany that primarily manufactures products for our PowerBar brand. Our active nutrition products are primarily sold in club, grocery, drug and specialty stores as well as online.

Private Brands
Our Private Brands segment manufactures and distributes organic and conventional private label peanut butter and other nut butters, baking nuts, raisins and other dried fruit, and trail mixes, with sales to grocery retailers, food ingredient and foodservice channels primarily in the United States and Canada. We also co-manufacture peanut butter and other nut butters for national brands, private label retail and industrial markets. Our Private Brands business also provides peanut blanching, granulation and roasting services for the commercial peanut industry.

Our Private Brands segment also includes the business of Attune Foods. Through this business we manufacture and market branded premium natural and organic cereals and snacks, including Uncle Sam high fiber cereals, Attune chocolate probiotic bars and Erewhon gluten-free cereals and organic graham crackers. Attune Foods also includes the Golden Temple, Peace Cereal, Sweet Home Farm and Willamette Valley Granola Company brands as well as a private label granola business. Attune Foods’ products are largely sold through the natural/specialty channels, as well as in the bulk foods section of both conventional and natural/specialty retailers. Our manufacturing facility in Eugene, Oregon provides us the ability to manufacture a wide variety of product and package formats. Additionally, some products are manufactured under co-manufacturing agreements at various third party facilities located in the United States.

Sales and Marketing
Each of our businesses has developed marketing strategies specific to each product line that emphasize high quality products and customer service. For certain of our products, we have consumer-targeted marketing campaigns, which include television, digital and print advertisements, coupon offers, co-marketing arrangements with complementary consumer product companies and co-op advertising with select retail customers. We also use traditional outdoor, print and digital advertising and social media, as well as more targeted grass roots programs such as sampling events and business drops in order to increase brand awareness and loyalty at both national and local levels. Our internet and social media efforts are used to educate consumers about the nutritional value of our products as well as for product promotion and consumer entertainment.
Our Post Consumer Brands segment sells products primarily through an internal sales staff and broker organizations. We also occasionally sell Post Consumer Brands products to military, internet and foodservice channels and may utilize broker, distribution or similar arrangements for sales of Post Consumer Brands products outside the United States. Our Michael Foods Group segment aligns its sales and marketing efforts by distribution channel, with a dedicated team for each of the foodservice, retail and food ingredient channels. Our Active Nutrition segment uses a flexible sales model that combines a national direct sales force and broker network. Our Private Brands segment primarily sells its products through internal sales staff and broker organizations, including a strong broker network that services the natural/specialty and conventional grocery channels.

Research and Development
Our research and development efforts span our business segments. These capabilities extend to ingredients, grains and packaging technologies; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations. We incurred expenses of approximately $16.8 million, $10.2 million and $8.6 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively, for research and development activities.
Raw Materials
Raw materials used in our businesses consist of ingredients and packaging materials. The principal ingredients for most of our businesses are agricultural commodities, including wheat, oats, other grain products, vegetable oils, fruits, peanuts, almonds and other tree nuts, dairy and soy based proteins, cocoa, corn syrup and sugar. We also buy significant amounts of grain to feed layer hens. Additionally, the principal ingredients for the Michael Foods business are eggs, potatoes, cheese and other dairy products. The principal packaging materials are linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging and cartonboard.
We purchase raw materials from local, regional, national and international suppliers. With respect to our Michael Foods Group segment, a portion of the division’s egg needs are satisfied by production from our own hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. Certain of our segments, such as the Post Consumer Brands and Private Brands segments, identify raw material sources to ensure that its products meet the standards and certification requirements for non-GMO, organic and gluten-free.
Supply and prices paid for raw materials can fluctuate widely due to weather conditions, feed costs, labor disputes, government policies and regulations, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances, such as avian influenza which could affect the domestic poultry industry and our egg supply. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain ingredients and packaging needed for production. Although the prices of the principal raw materials can be expected to fluctuate, we believe such raw materials to be in adequate supply and generally available from numerous sources.
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
Trademarks and Intellectual Property
We own a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’ key trademarks include Post®, Honey Bunches of Oats®, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Oh's®, Grape-Nuts®, Honeycomb® Frosted Mini Spooners®, Golden Puffs®, Cinnamon Toasters®, Fruity Dyno-Bites®, Cocoa Dyno-Bites®, Berry Colossal Crunch® and Malt-O-Meal®. The key trademarks for our Michael Foods Group include Papetti’s®, All Whites®, Better’n Eggs®, Easy Eggs®, Table Ready®, Abbotsford Farms®, Simply Potatoes® and Crystal Farms®. Our Active Nutrition segment’s key trademarks include Premier Protein®, Joint Juice®, Dymatize®, Supreme Protein® and PowerBar®, and the key trademarks for our Private Brands segment are Attune®, Uncle Sam®, Erewhon®, Peace Cereal® and Sweet Home Farm®. Our trademarks are in most cases protected through registration in the United States and most other markets where the related products are sold.
Certain of our products, such as our Pebbles™ products, are sold under trademarks that have been licensed from a third party pursuant to a long-term license agreement that covers the sale of such branded cereal products in the United States, Canada and several other international markets.
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
Customers
We sell Post Consumer Brands products primarily to grocery, mass merchandise, supercenters, club store and drug store customers. We also sell to military, internet and foodservice channels. Our Michael Foods Group’s primary customers include foodservice distributors, national restaurant chains, retail grocery stores and major food processors. Our Active Nutrition segment’s customers are predominately warehouse club stores, grocery stores, drug stores, convenient stores and supplement stores. Our Private Brands segment’s products are sold to grocery store, foodservice and food ingredient customers as well as natural/specialty grocery stores and conventional grocery stores.
Our largest customer, Walmart, accounted for approximately 10% of our consolidated net sales in fiscal 2015.  No other customer accounted for more than 10% of our fiscal 2015 consolidated net sales, but certain of our segments depend on sales to large customers.  For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for approximately 27% of Post Consumer Brands’ net sales in fiscal 2015. Additionally, the largest customers of our Michael Foods Group segment, Sysco and US Foods, accounted for approximately 14% and 12%, respectively, of the segment’s net sales in fiscal 2015, and the largest customers of our Active Nutrition business, Costco and Sam’s Club, accounted for approximately 27% and 12%, respectively, of the Active Nutrition segment’s net sales in fiscal 2015. The largest customers of our Private Brands segment, Whole Foods and Trader Joe’s, accounted for approximately 15% and 11%, respectively, of Private Brands’ net sales in fiscal 2015.
For the fiscal years ended September 30, 2015, 2014 and 2013, sales to locations outside of the United States were approximately 9%, 13% and 14% of total net sales, respectively. For fiscal year 2015, the amount includes the sales of recent acquisitions including the PowerBar business, ABC and MOM Brands.
Competition
The consumer foods industry is highly competitive, and the food categories in which we participate are also very competitive and highly sensitive to both pricing and promotion. Many of our principal competitors in these categories may have substantially more financial, marketing and other resources. Competition is based on product quality, price, effective promotional activities, and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and price. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label products. The industries in which we operate are expected to remain highly competitive in the foreseeable future.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada and Germany are subject to regulations similar to those applicable to our business in the United States. As a producer and distributor of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the Food and Drug Administration (“FDA”), Department of Commerce and Federal Trade Commission in the United States as well as similar regulatory agencies in Canada and Germany. Products that do not meet regulatory standards may be considered to be adulterated and/or misbranded and subject to recall. Additionally, following the recent adoption of the Food Safety Modernization Act, the FDA is developing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
Certain egg products produced by our Michael Foods Group segment are under the jurisdiction of U.S. Department of Agriculture (“USDA”) regulations regarding quality, labeling and sanitary control, rather than FDA regulations. The Michael Foods egg products division processing plants that break eggs, and some of our other egg-processing operations, are subject to continuous on-site USDA inspection. Our other facilities are subject to periodic inspection by the USDA, FDA and/or state regulatory authorities, such as state departments of agriculture.
Our facilities, like those of similar businesses, are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act in the United States and similar regulatory agencies in Canada and Germany. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. Additionally, some of the food commodities on which our business relies are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.
Our operations are also subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater discharge and pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. Our foreign facilities are subject to regulations similar to those applicable to us in the United States. We have made, and will continue to make, expenditures to ensure environmental compliance.
Employees
We have approximately 8,500 employees as of November 1, 2015, of which approximately 7,750 are in the United States, approximately 620 are in Canada and approximately 125 are located in other jurisdictions, including Germany. Currently, approximately 13% of our employees are unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe that our relations with employees and their representative organizations are good.
Executive Officers
The section below provides information regarding our executive officers as of November 17, 2015:
William P. Stiritz, age 81, has served as our Executive Chairman since November 2014. Previously, Mr. Stiritz served as the Chairman of our Board of Directors and Chief Executive Officer from February 2012 until November 1, 2014. Prior to joining Post, Mr. Stiritz served as the Chairman of the Board of Directors of Ralcorp Holdings, Inc. from 1994 until February 2012.
Robert V. Vitale, age 49, has served as our President and Chief Executive Officer since November 2014. Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 1, 2014. He previously served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services from 2006 until 2011.
Rich Koulouris, age 59, has served as our Executive Vice President and President and CEO, Private Brands since November 2015. Previously, Mr. Koulouris served as our Executive Vice President and President and CEO, Post Foods Group from February 2015 until November 2015. From January 2014 until joining Post in February 2015, Mr. Koulouris was not engaged in any professional activities as the result of a non-compete agreement with his prior employer. Prior to joining Post and until January 2014, Mr. Koulouris served as Vice President and President of the Ralcorp Food Group of ConAgra Foods, Inc., which acquired Ralcorp in January 2013. From 2003 until the acquisition of Ralcorp in January 2013, Mr. Koulouris served in various senior roles at Ralcorp, most recently as Corporate Vice President and President of Ralcorp Snacks, Sauces & Spreads.
James E. Dwyer, Jr., age 57, has served as Executive Vice President and President and CEO, Michael Foods Group since November 2014. Previously, Mr. Dwyer served as the President and CEO of our Michael Foods business since June 2014, when Post acquired Michael Foods. Prior to the acquisition, Mr. Dwyer served as the Chief Executive Officer of Michael Foods since October 2009 and its Chairman since July 2013.
Christopher J. Neugent, age 54, has served as our President and CEO, Post Consumer Brands since May 2015, when Post acquired MOM Brands Company. From 2001 until the acquisition, Mr. Neugent served in various roles at MOM Brands Company, most recently as Chairman and CEO.
Jeff A. Zadoks, age 50, has served as our Senior Vice President and Chief Financial Officer since November 2014. Previously, Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 1, 2014, and also our Corporate Controller since October 2011. Prior to joining Post, Mr. Zadoks served as Senior Vice President and Chief Accounting Officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as Vice President and Corporate Controller of RehabCare Group from December 2003 until January 2010.
Diedre J. Gray, age 37, has served as our Senior Vice President, General Counsel and Chief Administrative Officer, as well as our Corporate Secretary, since November 2011. Previously, Ms. Gray served as our Legal and Corporate Secretary from December 2011 until September 2012 when she became our Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Post, Ms. Gray served as Associate General Counsel and Assistant Secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), a semiconductor and solar wafer manufacturing company. Ms. Gray was an attorney at Bryan Cave LLP from 2003 to 2010.

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
We continuously evaluate and may in the future enter into additional strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, investment or merger, for cash or in exchange for our equity securities, or a divestiture.
Evaluating potential transactions, including divestitures, and integrating businesses after completion of an acquisition requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support the acquired entities, information technology, personnel and other integration expenses) and may divert the attention of our management from ordinary operating matters. The success of these potential transactions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing businesses. Even if we are successful in integrating acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.
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
The primary commodities used by our businesses include wheat, semolina, nuts, sugar, edible oils, corn, oats, cocoa, milk and soy based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including weather patterns affecting ingredient production, governmental programs and regulations, insects, and plant diseases. Our primary packaging includes linerboard cartons, corrugated boxes, plastic bags and liners, and flexible beverage packaging. In addition, our manufacturing operations use large quantities of natural gas and electricity. The cost of such commodities may fluctuate widely and we may experience shortages in commodity items as a result of commodity market fluctuations, availability, increased demand, weather conditions and natural disasters, as well as other factors outside of our control. Higher prices for natural gas, electricity and fuel may also increase our production and delivery costs. Changes in the prices charged for our products may lag behind changes in our energy and commodity costs. Accordingly, changes in commodity or energy costs may limit our ability to maintain existing margins and have a material adverse effect on our operating profits. Competitive pressures often limit our ability to increase prices in response to higher input costs. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our financial results could be adversely affected.
Michael Foods’ operating results are significantly affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely. In addition, the Michael Foods cheese and butter products are affected by milk price supports established by the U.S. Department of Agriculture (USDA). Although steps can be taken to mitigate the effects of changes in raw material costs, fluctuations in prices are outside the control of the Michael Foods business, and changes in the price of such items may have a material adverse effect on the Michael Foods business, prospects, results of operations and financial condition. An inability to keep selling prices in line with input costs may result in lower operating profit margins.
Impairment in the carrying value of intangible assets could negatively impact our net worth. If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Intangibles and goodwill expected to contribute indefinitely to our cash flows are not amortized, but our management reviews them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could negatively impact our net worth and could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations. During fiscal 2015 and fiscal 2014, we had an impairment of goodwill and trademark intangible assets. In fiscal 2013 we had an impairment of trademark intangible assets. We could have additional impairments in the future. See further discussion of these impairment losses in MD&A and Notes 2 and 6 of “Notes to Consolidated Financial Statements” of our audited consolidated financial statements contained in this report.
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
Our products and operations are subject to the laws and regulations of the federal Food and Drug Administration (which we refer to as FDA), the USDA, and other applicable laws and regulations. Some of our Active Nutrition products are regulated by the FDA as dietary supplements, which are subject to different FDA regulations and levels of regulatory scrutiny. Certain of Michael Foods’ products, specifically the egg products, are also subject to higher scrutiny by the FDA and the USDA, as well as continuous on-site inspections. It is also possible that federal, state or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties. If we are found to be significantly out of compliance, the FDA could issue a warning letter and/or institute enforcement actions that could result in substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall products and temporarily cease their manufacture and distribution, which would increase our costs and reduce our revenues. Any product liability claims resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations.
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
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for approximately 10% of our net sales in fiscal 2015. Walmart is also the largest customer of our Post Consumer Brands segment, accounting for approximately 27% of Post Consumer Brands’ net sales in fiscal 2015. Additionally, the largest customers of our Michael Foods Group segment, Sysco and US Foods, accounted for approximately 14% and 12%, respectively, of its net sales in fiscal 2015, and the largest customers of our Active Nutrition segment, Costco and Sam’s Club, accounted for approximately 27% and 12%, respectively, of the Active Nutrition segment’s net sales in fiscal 2015. The largest customers of our Private Brands segment, Whole Foods and Trader Joe’s, accounted for approximately 15% and 11%, respectively, of Private Brands’ net sales in fiscal 2015.
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
Our Post Consumer Brands segment operates in the mature ready-to-eat (RTE) cereal market, and the failure or weakening of this market could materially adversely affect our financial results.
Our Post Consumer Brands segment produces and distributes branded, licensed and private label RTE and hot cereals, selling products to grocery stores, big box retailers, and foodservice distributors across the United States, Puerto Rico, Canada, Mexico, and the Caribbean. The RTE cereal category has experienced weakness in recent years, and we expect this trend to continue. Continuing weaknesses in the RTE category, or the weakening of our major products competing in this category, could have a material adverse impact on our business.
If our products become adulterated, misbranded or mislabeled or become contaminated, we might need to recall those items and may experience product liability claims if consumers are injured.
Selling food products and nutritional supplements involves a number of legal and other risks, including product contamination, spoilage, product tampering, allergens or other adulteration. Additionally, many of the inputs used to make certain of our products, particularly eggs, raw potatoes and peanuts, are vulnerable to contamination by pathogens, naturally occurring disease-producing organisms, such as salmonella. We may need to recall some or all of our products if they become adulterated, mislabeled or misbranded. This could result in destruction of product inventory, negative publicity, temporary plant closings, substantial costs of compliance or remediation and increased scrutiny by federal and state regulatory agencies. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality may discourage consumers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability claim against us, could result in a loss of consumer confidence in our food products. This could have an adverse effect on our financial condition, results of operations and/or cash flows.
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
While we have various insurance programs in place, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Our business relies on independent third parties for the manufacture of many products, such as protein bars, shakes and powders and certain cereal and granola products. The business could be materially affected if we fail to develop or maintain our relationships with these third parties, if these parties fail to comply with governmental regulations applicable to the manufacturing of our products, or if any of these third parties ceases doing business with us or goes out of business. Additionally, we cannot be certain that we will not experience operational difficulties with these third-party manufacturers, such as increases in manufacturing costs, reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. The inability of a third party manufacturer to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business.
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
The food production and marketing industry is subject to a variety of federal, state, local and foreign laws and regulations, including food safety requirements related to the ingredients, manufacturing, processing, storage, marketing, advertising, labeling and distribution of our products as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. In the U.S. we are regulated by, among other federal and state authorities, the FDA, the USDA, U.S. Federal Trade Commission and the U.S. Departments of Commerce and Labor. We are also regulated by similar authorities abroad. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, any and/or all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, because we market and advertise our products, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected. As a specific example, possible new laws in the future, similar to legislation that has been introduced in various state legislatures, could require us to alter hen cage sizes. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any and/or all of which could have a material adverse effect on our business.
Changing rules and regulations applicable to public companies impose significant costs and obligations on us.
As a publicly traded company, we are subject to changing rules and regulations of federal and state government, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements may result in an increase in expenses and a diversion of management’s time.
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
Many of our business activities are subject to a variety of agricultural risks, including disease and pests which can adversely affect the quality and quantity of the raw materials we use, as well as the food products we produce and distribute. Any actual or potential contamination of our products could result in product recalls, market withdrawals, safety alerts, cessation of manufacturing and/or distribution or, if we fail to comply with applicable FDA or USDA requirements, enforcement actions. We could also be subject to product liability claims or adverse publicity if any of our products are alleged to have caused illness or injury.
Avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. In the spring of 2015, an avian influenza outbreak occurred in the Midwest United States affecting a substantial portion of our Michael Foods business’ owned and third party contracted flock. As a result of this outbreak, we estimated that the total affected egg supply was approximately 25% of our annualized egg volume commitments. Although we utilize biosecurity measures at our layer locations to protect against disease exposures, if our facilities are exposed to diseases and pests, such exposure could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
With approximately 8,500 employees, our profitability is substantially affected by costs of medical and other health and welfare benefits for these employees as well as certain former employees. These costs can vary substantially as a result of changes in health care laws, costs and experience. These factors may increase the cost of providing medical and other employee health and welfare benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected.
We may experience losses or be subject to increased funding and expenses to our qualified pension and other post-retirement plans, which could negatively impact profits.
We maintain qualified defined benefit plans in the United States and Canada for our Post Foods business, and we are obligated to ensure that these plans are funded or paid in accordance with applicable regulations. In the event the assets in which we invest do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to these plans and recognize increased expense on our financial statements.
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
As a result of recent acquisitions, we now have larger operations outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•	restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•	exchange controls and currency exchange rates;

•	increased exposure to general market and economic conditions outside the United States;

•	additional political risk;

•	compliance with anti-corruption regulations (including the U.S. Foreign Corrupt Practices Act);

•	data security; and

•	foreign tax treaties and policies.
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Our principal exposure is to the Canadian dollar.

Our actual operating results may differ significantly from our guidance.
From time to time, we release guidance regarding our future performance or the expected future performance of companies or businesses that we have agreed to acquire. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and the factors described under “Forward-Looking Statements” in our current and periodic reports filed with the SEC. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this report could result in actual operating results being different than the guidance, and such differences may be adverse and material.
If we are unable to continue to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to perform a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent registered public accounting firm is required to issue an opinion on their audit of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the annual deadline imposed by the Sarbanes-Oxley Act of 2002. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. As of September 30, 2015, management had determined that our internal control over financial reporting was effective.
We have recently acquired companies that were not subject to Sarbanes-Oxley regulations and, therefore, they may lack the internal controls of a United States public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.
We have recently acquired companies that were not previously subject to Sarbanes-Oxley regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act of 2002. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of September 30, 2015 did not include the internal controls of the PowerBar business and MOM Brands Company, each of which was acquired during our fiscal year ended September 30, 2015 and will be included in our assessment of and conclusion on the effectiveness of our internal control over financial reporting for the fiscal year ending September 30, 2016.
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
The acquisition of MOM Brands involves the combination of two companies that previously operated as independent companies. We are devoting significant management attention and resources to integrating business practices, cultures and operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine the businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including cash costs to integrate the two businesses that may exceed the cash costs that we currently anticipate; and

•
the representations and warranties made by MOM Brands in the merger agreement did not survive the closing and we do not have any recourse or indemnification rights against MOM Brands or any of its former owners in the event any of such representations or warranties prove to have been inaccurate or breached.

Accordingly, the contemplated benefits of the acquisition of MOM Brands may not be realized fully, or at all, or may take longer to realize than expected.
Actions of shareholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
From time to time, we may be subject to proposals and other requests from shareholders urging us to take certain corporate actions, including proposals seeking to influence our corporate policies or effecting a change in our management. In the event of such shareholder proposals, particularly with respect to matters which our management and Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions and requests of shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees.  Additionally, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners and customers.

Risks Related to our Indebtedness
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and which could adversely affect our business.
We have a significant amount of debt. We had $4,485.2 million in aggregate principal amount of total debt as of September 30, 2015. Additionally, our secured revolving credit facility has borrowing capacity of $395.8 million at September 30, 2015 (all of which would be secured when drawn).
Our overall leverage and the terms of our financing arrangements could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	make it more difficult for us to satisfy our obligations under the terms of our financing arrangements;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•
limit our flexibility to plan for and to adjust to changing business and market conditions in the industries in which we operate and increase our vulnerability to general adverse economic and industry conditions;

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
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise additional equity.
The agreements governing our debt, including the indentures governing our senior notes, contain, or may in future financings contain, various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.
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
Our credit agreement contains customary financial covenants including a maximum senior secured leverage ratio and a quarterly minimum interest coverage ratio. Our credit agreement permits us, subject to certain exceptions, to incur additional unsecured debt only if, among other conditions, our consolidated interest coverage ratio, calculated as provided in our credit agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. The indentures that govern our senior notes contain a similar restriction.
A default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
To service our indebtedness and other cash needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to pay interest on our outstanding senior notes, to satisfy our other debt obligations, and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.
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

Post Consumer Brands
The main administrative office for Post Consumer Brands, which we own, is located in Lakeville, Minnesota. Post Consumer Brands also leases domestic administrative and sales offices in Irvine, California and Bentonville, Arkansas. Post Consumer Brands also has administrative office space in Toronto, Canada, which is leased.
Post Consumer Brands has eight owned manufacturing facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Niagara Falls, Ontario; Asheboro, North Carolina; Tremonton, Utah; St. Ansgar, Iowa; and two facilities, in addition to warehouse space, in Northfield, Minnesota. Post Consumer Brands also maintains approximately 3.2 million square feet of warehouse and distribution space throughout the United States, 2.0 million of which is directly leased by us and 1.2 million of which we contract with third party logistics providers who operate warehouse and distribution space on our behalf. As previously announced, the Modesto, California facility closed in the fourth fiscal quarter of 2014. We expect to sell this facility within a year. As also previously announced, the Parsippany, New Jersey administrative office, which we lease, is expected to close by May 2016 in connection with the expiration of the lease.
Michael Foods Group
The Michael Foods Group’s primary administrative offices, which are leased, are located in Minnetonka, Minnesota. Michael Foods owns six egg products production facilities, which are located in Iowa, Minnesota and Nebraska. The egg products business also leases three facilities in Pennsylvania and New Jersey and a facility in Canada for egg product production and/or distribution. Additionally, the egg products business owns five layer facilities located in the United States. With the acquisition of WEF in October 2015, Michael Foods Group also owns two layer facilities in Canby, Oregon and Moses Lake, Washington. The refrigerated potato products business’ main processing facility is located in Chaska, Minnesota, which is owned, and the business also leases a smaller processing facility in North Las Vegas, Nevada. The Michael Foods Group also owns a cheese packaging facility in Lake Mills, Wisconsin for its cheese and other dairy-case products business. Finally, Dakota Growers, which is reported in our Michael Foods Group segment, owns manufacturing facilities in Carrington, North Dakota and New Hope, Minnesota which are used for pasta production.
Active Nutrition
The Active Nutrition segment’s PNC and PowerBar administrative offices, which are leased, are located in Emeryville, California. The Dymatize business owns a manufacturing facility with administrative office space in Farmers Branch, Texas, however, as previously announced, we have closed this facility. Additionally, we own a manufacturing facility in Voerde, Germany and lease office space in Munich, Germany for the PowerBar brand’s international operations.
Private Brands
Our Private Brands business owns manufacturing facilities in Fitzgerald, Georgia, which is used for peanut butter production and peanut blanching, and Eugene, Oregon, which is used for granola and cereal manufacturing. We also lease administrative office space in Eugene, Oregon. Additionally, the Private Brands business leases manufacturing facilities in Troy, Alabama; Blaine, Washington; Markham, Ontario; Brampton, Ontario; and Burnaby, British Columbia for nut butter and snacking nuts production. Additionally, we lease a sales office in Scottsdale, Arizona and lease an administrative office in Burnaby, British Columbia for the Golden Boy business.

ITEM 3.    LEGAL PROCEEDINGS
Antitrust claims:  In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “opt-out” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as in the main action. The opt-out cases are also pending in the Eastern District of Pennsylvania, where they are being treated as related to the main action. On September 18, 2015, the court denied the motion of the Indirect Purchaser Plaintiffs for class certification. On September 21, 2015, the court granted the motion of the Direct Purchaser Plaintiffs to certify a shell-egg subclass, but denied their motion to certify an egg-products subclass.
Michael Foods received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 27, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of United Egg Producers. The Florida Attorney General’s Office has not taken any further enforcement action during the pendency of proceedings in the civil antitrust litigation referenced above.
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

ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “POST.” There were approximately 6,269 shareholders of record on November 1, 2015. We did not pay any cash dividends on our common stock during the fiscal years ended September 30, 2015 or 2014. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30,
	2015		2014
	High	Low	High	Low
First Quarter	$42.97	$30.94	$53.90	$38.31
Second Quarter	50.91	38.95	60.63	48.81
Third Quarter	54.65	41.63	55.76	45.55
Fourth Quarter	71.27	50.73	51.93	32.87

Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of fiscal 2015.
Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Post common stock, (b) the Russell 2000 index and (c) a peer group composed of 14 U.S.-based public companies in the food and consumer packaged goods industries. The peer group companies are: B&G Foods, Inc.; Brown-Forman Corporation; Coca-Cola Bottling Co.; Cott Corporation; Darling International Inc.; Diamond Foods, Inc.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; J&J Snack Foods Corp.; Pinnacle Foods Inc.; Sanderson Farms, Inc.; Snyder’s-Lance, Inc.; Sunopta Inc. and TreeHouse Foods Inc. This graph covers the period from February 6, 2012 (the first day our common stock began “when-issued” trading on the NYSE) through September 30, 2015.

* $100 invested on 2/6/12 in stock or index.
Performance Graph Data

	Post ($)	Russell 2000 Index ($)	Peer Group ($)
2/6/2012	100.00	100.00	100.00
9/28/2012	111.79	101.10	112.90
9/30/2013	150.13	129.63	135.92
9/30/2014	123.39	132.99	157.05
9/30/2015	219.78	132.87	176.92
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

ITEM 6.    SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY
(in millions, except per share data)

	Year Ended September 30,
(dollars in millions, except per share data)	2015 (c)	2014 (c)	2013 (c)	2012	2011
Statements of Operations Data
Net sales	$4,648.2	$2,411.1	$1,034.1	$958.9	$968.2
Cost of goods sold	3,473.8	1,789.9	609.2	530.0	516.6
Gross profit	1,174.4	621.2	424.9	428.9	451.6
Selling, general and administrative expenses	734.1	459.5	298.2	274.5	239.5
Amortization of intangible assets	141.7	70.8	14.6	12.6	12.6
Impairment of goodwill and other intangible assets (a)	60.8	295.6	2.9	—	566.5
Other operating expenses, net	25.1	3.0	1.4	2.7	1.6
Operating profit (loss)	212.7	(207.7)	107.8	139.1	(368.6)
Interest expense, net	287.5	183.7	85.5	60.3	51.5
Other expense (income)	92.5	35.5	—	(1.6)	10.5
(Loss) earnings before income taxes	(167.3)	(426.9)	22.3	80.4	(430.6)
Income tax (benefit) expense	(52.0)	(83.7)	7.1	30.5	(6.3)
Net (loss) earnings	(115.3)	(343.2)	15.2	49.9	(424.3)
Preferred stock dividends	(17.0)	(15.4)	(5.4)	—	—
Net (loss) earnings available to common shareholders	$(132.3)	$(358.6)	$9.8	$49.9	$(424.3)

(Loss) Earnings Per Share (b)
Basic	$(2.33)	$(9.03)	$0.30	$1.45	$(12.33)
Diluted	$(2.33)	$(9.03)	$0.30	$1.45	$(12.33)

Statements of Cash Flows Data
Depreciation and amortization	$272.8	$155.8	$76.8	$63.2	$58.7
Cash provided (used) by:
Operating activities	$451.6	$183.1	$119.2	$144.0	$143.8
Investing activities	(1,248.7)	(3,793.6)	(423.8)	(30.9)	(14.9)
Financing activities	1,372.4	3,484.2	648.8	(57.1)	(132.1)

Balance Sheet Data
Cash and cash equivalents	$841.4	$268.4	$402.0	$58.2	$1.7
Working capital (excluding cash, cash equivalents, restricted cash and current portion of long-term debt)	326.5	371.5	82.0	25.1	(0.7)
Total assets	9,220.4	7,731.1	3,473.8	2,732.3	2,723.2
Debt, including short-term portion	4,527.4	3,856.1	1,408.6	945.6	784.5
Other liabilities	290.2	182.4	116.3	129.2	104.9
Total equity	2,976.0	2,283.2	1,498.6	1,231.5	1,434.7
____________

(a)	For information about the impairment of goodwill and other intangible assets, see “Critical Accounting Policies and Estimates” and Notes 2 and 6 of “Notes to Consolidated Financial Statements.”

(b)
Loss per share for the fiscal year ended September 30, 2011 is calculated assuming weighted-average shares outstanding of 34.4 million shares which represents the amount of common shares outstanding following the distribution of one share of Post common stock for every two shares of its former owners’ common stock and the retention of approximately 6.8 million shares by its former owner. For this period, there are no dilutive shares as there were no actual shares or share-based awards outstanding prior to the distribution.

(c)
The data in these columns include results from the fiscal 2015, 2014 and 2013 acquisitions from the respective date of acquisition through September 30, 2015. See Note 5 of “Notes to Consolidated Financial Statements.”

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
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments: Post Consumer Brands, Michael Foods Group, Active Nutrition and Private Brands. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the internet.
The United States retail food industry has continued to shift from traditional food retailers (those who carry a full array of refrigerated, frozen and shelf stable products) to specialty retailers who cater to consumers who migrate to either end of the value spectrum. These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases or catering to consumers looking for the highest quality ingredients, unique packaging or products to satisfy particular dietary needs. Additionally, trends to natural products and quick service restaurant offerings are increasing areas of consumer focus. These trends include shifting to products that are organic or natural, as well as convenience offerings that provide greater portability. This changing behavior has prompted us to acquire diverse businesses to meet changing customer and consumer needs. We believe we have the necessary portfolio of products available to address these trends and to continue to focus on consumers’ needs.
RECENT DEVELOPMENTS
Acquisitions
We have completed the following acquisitions:
Fiscal 2015

•	PowerBar and Musashi brands (“PowerBar”), acquired October 1, 2014;

•	American Blanching Company (“ABC”), acquired November 1, 2014; and

•	MOM Brands Company (“MOM Brands”), acquired May 4, 2015.
Fiscal 2014

•	Dakota Growers Pasta Company, Inc. (“Dakota Growers”), acquired January 1, 2014;

•	Dymatize Enterprises, LLC (“Dymatize”), acquired February 1, 2014;

•	Golden Boy Foods Ltd. (“Golden Boy”), acquired February 1, 2014; and

•	MFI Holding Corporation (“Michael Foods”), acquired June 2, 2014.
Fiscal 2013

•	Attune Foods, Inc. (“Attune”), acquired December 31, 2012;

•	Certain assets of Hearthside Food Solutions (“Hearthside”), acquired May 28, 2013; and

•	Premier Nutrition Corporation (“PNC”), acquired September 3, 2013.
In addition, on October 3, 2015, Post acquired Willamette Egg Farms, LLC (“WEF”).
Segment Reorganization
During the third quarter of fiscal 2015, we reorganized our reportable segments in accordance with ASC 280, “Segment Reporting.” At September 30, 2015, our reportable segments were as follows:

•	Post Consumer Brands: primarily consisting of ready-to-eat (“RTE”) cereals;

•	Michael Foods Group: including the predominantly foodservice and food ingredient egg, potato and pasta businesses and the retail cheese business;

•	Active Nutrition: including protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily consisting of peanut and other nut butters, dried fruit and nuts, and granola.
All segment results reported herein have been reclassified to conform with the September 30, 2015 presentation.
Avian Influenza
During fiscal 2015, our Michael Foods Group egg business was impacted by an outbreak of avian influenza (“AI”) in the Midwest United States, which reduced our available egg supply by approximately 25% of our volume commitments. As a result of AI, we have incurred increased costs related to enhanced biosecurity measures, egg supply constraints, production inefficiencies and higher market-based egg prices due to shortness of eggs available on the open market. We have mitigated the increased costs through a combination of aggressive cost containment, management of volume needs with customers and pricing actions to cover the higher cost structure. Through these actions, we have mitigated the impact of AI on the profitability of the egg business. However, these actions do not contemplate further AI outbreaks, and we expect AI to have continued impact on our egg volumes until supply is re-established.
Restructuring, Plant Closures, Divestitures and Assets Held-for-Sale
In September 2015, we announced our plan to close our Dymatize manufacturing facility in Farmers Branch, Texas and permanently transfer production to third party facilities under co-manufacturing agreements. Plant production ceased in the fourth quarter of 2015.
In July 2015, we completed the sale of our PowerBar Australia business and Musashi trademark and our peanut butter plant in Portales, New Mexico.
In May 2015, we announced our plan to consolidate our cereal business administrative offices in Lakeville, Minnesota. As a result of the announcement, we plan to close our office located in Parsippany, New Jersey and relocate those functions as well as certain functions located in Battle Creek, Michigan to the Lakeville office. The office closure is expected to be completed by May 2016.
In March 2015, we announced our plan to close our facility in Boise, Idaho, which manufactures certain PowerBar products distributed in North America. Plant production ceased in June 2015, and we sold the facility in September 2015.
In April 2013, we announced management’s decision to close our plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014 and only routine upkeep and maintenance expenses were incurred in the year ended September 30, 2015.
Related to the closure of our Modesto, California facility, we have land, building and equipment classified as assets held for sale, as well as machinery and equipment related to the manufacturing shutdown of our Dymatize facility which was also classified as held for sale at September 30, 2015. For additional information on our assets held for sale, refer to Note 4 in the “Notes to Consolidated Financial Statements.”
RESULTS OF OPERATIONS

	Year Ended September 30,
(dollars in millions)	2015	2014	2013
Net Sales	$4,648.2	$2,411.1	$1,034.1

Operating Profit (Loss)	$212.7	$(207.7)	$107.8
Interest expense, net	287.5	183.7	85.5
Other expense	92.5	35.5	—
Income tax (benefit) expense	(52.0)	(83.7)	7.1
Net (Loss) Earnings	$(115.3)	$(343.2)	$15.2
Net Sales
Fiscal 2015 compared to 2014
Net sales increased $2,237.1 million, or 93%, during the year ended September 30, 2015. This increase includes incremental net sales contributions from fiscal 2015 and 2014 acquisitions for the years ended September 30, 2015 and 2014 of $3,363.9 million and $1,185.6 million, respectively. Excluding the impact of acquisitions, net sales increased 5% for the year ended September 30, 2015 compared to the corresponding period in the prior year. For further discussion, refer to “Segment Results” within this section.
Fiscal 2014 compared to 2013
Net sales increased $1,377.0 million, or 133%, during the year ended September 30, 2014. This increase includes incremental net sales contributions from fiscal 2014 and 2013 acquisitions for the years ended September 30, 2014 and 2013 of $1,448.7 million (including $0.7 million of sales to the Post Consumer Brands segment) and $51.7 million (including $0.4 million of sales to the Post Consumer Brands segment), respectively. Excluding the impact of acquisitions, net sales decreased 2% for the year ended September 30, 2014 compared to the corresponding period in the prior year. For further discussion, refer to “Segment Results” within this section.
Operating Profit (Loss)
Fiscal 2015 compared to 2014
Operating profit (loss) increased $420.4 million to $212.7 million for the year ended September 30, 2015. This increase includes losses related to the impairment of goodwill and intangible assets of $60.8 million and $295.6 million for the years ended September 30, 2015 and 2014, respectively, as well as incremental segment profit contributions from current and prior year acquisitions of $192.6 million and $18.3 million for the years ended September 30, 2015 and 2014, respectively. Excluding impairment charges and incremental segment profit contributions from acquisitions, operating profit increased 16% for the year ended September 30, 2015 compared to the corresponding period in the prior year. For further discussion, refer to “Segment Results” within this section.
Fiscal 2014 compared to 2013
Operating profit (loss) decreased $315.5 million to $(207.7) million for the year ended September 30, 2014. This decrease includes losses related to the impairment of goodwill and intangible assets of $295.6 million and $2.9 million recorded in fiscal 2014 and 2013, respectively, as well as incremental segment profit contributions from current and prior year acquisitions of $38.8 million and $3.5 million for the years ended September 30, 2014 and 2013, respectively. Excluding impairment charges and incremental segment profit contributions from acquisitions, operating profit decreased 54% for the year ended September 30, 2014 compared to the corresponding period in the prior year. For further discussion, refer to “Segment Results” within this section.
Interest Expense
Interest expense increased 57% for the year ended September 30, 2015, compared to the prior year. The increase is driven primarily by the increase in the principal balance of outstanding debt due to various debt issuances in 2015 and 2014, as well as an increase in our weighted average interest rate. Our weighted average interest rate was 6.9% and 6.1% at September 30, 2015 and 2014, respectively. The increase in our weighted average interest rate is primarily due to the August 2015 issuances of our 7.75% and 8.00% senior notes.
Interest expense increased $98.2 million to $183.7 million for the year ended September 30, 2014 compared to fiscal 2013. The increase was driven primarily by the increase in outstanding debt due to various debt issuances in 2014 and 2013 and the amortizing note component of our 5.25% tangible equity units (“TEUs”), as well as the prior year July 2013 issuance of an additional $350.0 million of our 7.375% senior notes, partially offset by a decrease in our weighted average interest rate. The term loan and the amortizing note component of the TEUs bear interest at rates of 3.75% and 5.25%, respectively. Our weighted average interest rate was 6.1% and 7.4% at September 30, 2014 and 2013, respectively.
For additional information on our debt, refer to Note 14 in the “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.
Other Expense
During the years ended September 30, 2015 and 2014, we recognized losses of $92.5 million and $35.5 million, respectively, on non-cash mark-to-market adjustments related to our interest rate swaps. These amounts are reported in “Other expense” on the Consolidated Statements of Operations. There were no such losses in the year ended September 30, 2013. For additional information on our interest rate swaps, refer to Note 12 in the “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.
Income Taxes
The effective tax rate for fiscal 2015 was 31.1% compared to 19.6% for fiscal 2014 and 31.8% for fiscal 2013.
The effective tax rate for fiscal 2015 was affected by incremental tax expense (benefit) of $16.5 million related to the non-deductible goodwill impairment loss, $0.4 million resulting from non-deductible compensation in accordance with the provisions of Internal Revenue Code (“IRC”) section 162(m), $0.6 million resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions, $6.7 million resulting from recording valuation allowances against the net deferred tax assets of various subsidiaries, $(2.7) million resulting from the receipt of non-taxable interest income, $4.9 million resulting from changes in deferred tax rates and $(3.4) million resulting from changes in uncertain tax positions.
The effective tax rate for fiscal 2014 was affected by incremental tax expense (benefit) of $70.9 million related to the non-deductible goodwill impairment loss, $0.8 million resulting from non-deductible compensation in accordance with the provisions of IRC section 162(m), $2.8 million resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions, $2.3 million resulting from recording a valuation allowance against the net deferred tax assets of a Canadian subsidiary, and $(2.9) million resulting from the receipt of non-taxable interest income.

The effective tax rate for fiscal 2013 was affected by $0.7 million of incremental tax expense resulting from non-deductible compensation in accordance with the provisions of IRC section 162(m), and $0.2 million of incremental tax expense resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions.
For fiscal 2015 and 2013, the effective tax rate was reduced by the effects of the Domestic Production Activities Deduction (“DPAD”) of $(5.9) and $(2.9), respectively. There was no DPAD effect on the fiscal 2014 effective tax rate. The effective tax rate was also impacted in all three fiscal years by minor effects of shifts between the relative amounts of domestic and foreign income and state tax apportionment.
SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, plant closure related costs, restructuring expenses, losses on assets held for sale, gain on sale of plant and other unallocated corporate income and expenses. During the first quarter of fiscal 2015, we changed our methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for years ended September 30, 2014 and 2013 has been adjusted to align with current year presentation.

	Year Ended September 30,
(dollars in millions)	2015	2014	2013
Net Sales
Post Consumer Brands	$1,260.8	$963.1	$982.8
Michael Foods Group	2,305.7	874.8	—
Active Nutrition	555.0	293.3	13.9
Private Brands	529.7	280.6	37.8
Eliminations	(3.0)	(0.7)	(0.4)
Total	$4,648.2	$2,411.1	$1,034.1

Segment Profit (Loss)
Post Consumer Brands	$205.5	$173.4	$174.1
Michael Foods Group	188.2	21.6	—
Active Nutrition	(13.8)	(1.8)	1.0
Private Brands	41.5	19.0	2.5
Other Items
General corporate expenses and other	(147.9)	(124.3)	(66.9)
Impairment of goodwill and other intangibles	(60.8)	(295.6)	(2.9)
Operating Profit (Loss)	$212.7	$(207.7)	$107.8
Fiscal 2015 compared to 2014
The tables below show the incremental impact by segment from acquisitions on net sales and segment profit for the years ended September 30, 2015 and 2014 related to the acquisitions of Dakota Growers, Dymatize, Golden Boy, Michael Foods, PowerBar, ABC and MOM Brands, all of which were completed during fiscal years 2014 and 2015.
Post Consumer Brands

	Year Ended September 30,
(dollars in millions)	2015	2014
Net sales	$1,260.8	$963.1
Contributions to net sales from acquisitions	329.7	—
Net sales excluding acquisition impact	$931.1	$963.1

Segment profit	$205.5	$173.4
Contributions to segment profit from acquisitions	15.9	—
Segment profit excluding acquisition impact	$189.6	$173.4
Net sales for the Post Consumer Brands segment increased $297.7 million, or 31%, for the year ended September 30, 2015. Excluding the impact of sales from acquisitions, net sales decreased $32.0 million or 3%. The decrease was due to 3% lower volumes and slightly lower average net selling prices for the year ended September 30, 2015. Volume declines are primarily the result of significantly lower co-manufacturing volumes. Volumes for branded RTE cereal were down approximately 1% year over year primarily due to lower volumes for Great Grains, Grape-Nuts and Golden Crisp. The decrease in average net selling prices is primarily the result of changes in sales mix with a current year shift to larger package sizes which sell at a lower average selling price per pound, partially offset by lower trade spending and coupon redemption. Net sales were also negatively impacted by unfavorable changes in foreign exchange rates. Compared to the prior year pre-acquisition period, sales for our recently acquired MOM Brands business were up, driven by growth in branded bag and private label products as well as the launch of licensed brands.
Segment profit for the year ended September 30, 2015, increased 19% to $205.5 million when compared to the prior year. Excluding the impact of acquisitions, segment profit increased $16.2 million or 9%. The increase was driven by reduced advertising and promotional spending of $24.3 million, lower raw material costs (primarily packaging, corn, rice, wheat, and oil, partially offset by unfavorable nuts) and favorable manufacturing expense, partially offset by lower volumes and lower average net selling prices, as previously described, costs incurred of $8.6 million related to the integration of Post Foods and MOM Brands as well as unfavorable changes in foreign exchange rates. MOM Brands segment profit was negatively impacted in fiscal 2015 by a $17.0 million acquisition accounting related inventory valuation adjustment. Excluding this impact, MOM Brands contributed $32.9 million to segment profit for the year ended September 30, 2015.
Michael Foods Group

	Year Ended September 30,
(dollars in millions)	2015	2014
Net sales	$2,305.7	$874.8
Contributions to net sales from acquisitions	2,305.7	874.8
Net sales excluding acquisition impact	$—	$—

Segment profit	$188.2	$21.6
Contributions to segment profit from acquisitions	188.2	21.6
Segment profit excluding acquisition impact	$—	$—
Net sales for the Michael Foods Group segment increased $1,430.9 million to $2,305.7 million for the year ended September 30, 2015, primarily resulting from the inclusion of eight additional months of results in the current year amounts due to the timing of the Michael Foods acquisition in June 2014. Total net sales for the egg, potato and cheese businesses increased 1% for the year ended September 30, 2015, compared to the prior year (partially pre-acquisition) period. In the year ended September 30, 2015, egg product sales were up 1%, with volume down 7%. Lower volumes are due to the impacts of AI which reduced our egg supply available for sale. Despite the lower volumes, revenues increased slightly as a result of substantially higher sales prices on market-based egg sales and price increases taken to offset higher costs incurred as a result of AI. Refrigerated potato products sales were up 1% with volume down 6%, and cheese and other dairy case products sales were down 2%, with volume down 4%. Sales have been positively impacted by the pasta business in the year ended September 30, 2015, compared to the prior year (partially pre-acquisition) period, resulting from increased volumes as well as favorable average selling prices.
Segment profit increased $166.6 million to $188.2 million for the year ended September 30, 2015, primarily resulting from the inclusion of eight additional months of results in the current year amounts due to the timing of the Michael Foods acquisition in June 2014. Segment profit increased in the year ended September 30, 2015 compared to the prior year (partially pre-acquisition) period, primarily resulting from increases in our egg, cheese and pasta businesses, partially offset by declines in our potato business. Egg results improved compared to below average fiscal 2014 results, despite the impacts of AI, due to aggressive cost containment, higher market prices on market-based egg sales and price increases taken to offset AI related costs. Results for our cheese business improved as a result of a favorable pricing environment combined with lower and more stable cheese costs compared to a year ago. Pasta results were strong year over year, driven by volume increases and higher pricing relative to underlying commodity costs. Potato results decreased from the prior year primarily due to the poor quality of the potato crop resulting in higher product costs. Segment profit was negatively impacted in the fiscal 2014 by a $21.0 million acquisition accounting related inventory valuation adjustment.

Active Nutrition

	Year Ended September 30,
(dollars in millions)	2015	2014
Net sales	$555.0	$293.3
Contributions to net sales from acquisitions	306.9	124.1
Net sales excluding acquisition impact	$248.1	$169.2

Segment loss	$(13.8)	$(1.8)
Contributions to segment loss from acquisitions	(40.3)	(13.7)
Segment profit excluding acquisition impact	$26.5	$11.9
Net sales for the Active Nutrition segment increased $261.7 million, or 89%, for the year ended September 30, 2015. Excluding the impact of sales from acquisitions in both periods, net sales increased $78.9 million or 47%. This increase is attributable to strong growth in our Premier Nutrition branded products. Volumes were up 49% fueled by increased distribution of shakes within the club channel. Increased bar volumes and new product introductions also contributed to the volume increases. Volume gains were partially offset by an increase in trade spending for the year ended September 30, 2015. Sales attributable to our prior year acquisition of Dymatize decreased when compared to the prior year (partially pre-acquisition) period. Decreases were primarily driven by fourth quarter production issues resulting in the Company’s decision to close its manufacturing facility and permanently transfer production to third party facilities under co-manufacturing agreements. These fourth quarter declines more than offset higher sales through the first three quarters of fiscal 2015.
Segment loss for the year ended September 30, 2015 was $(13.8) million compared to $(1.8) million in the prior year. Excluding the impact of acquisitions in both periods, segment profit increased $14.6 million or 123%. The increase was driven by higher protein shake and bar volumes, as previously described, and lower raw material costs (primarily milk protein concentrate), partially offset by increased incentive compensation and severance related business reorganization costs. When compared to the prior year (partially pre-acquisition) period, results for our fiscal 2014 acquisition of Dymatize were negatively impacted by lower sales, as previously discussed, as well as a write-off of unsalable inventory of approximately $9.2 million resulting from plant operational and quality issues and unfavorable manufacturing and warehousing costs. Segment profit was negatively impacted in the current year by $5.0 million of PowerBar integration costs and a $1.9 million acquisition accounting related inventory valuation adjustment and in fiscal 2014 by a $3.9 million acquisition accounting related inventory valuation adjustment.
Private Brands

	Year Ended September 30,
(dollars in millions)	2015	2014
Net sales	$529.7	$280.6
Contributions to net sales from acquisitions	421.6	186.7
Net sales excluding acquisition impact	$108.1	$93.9

Segment profit	$41.5	$19.0
Contributions to segment profit from acquisitions	28.8	10.4
Segment profit excluding acquisition impact	$12.7	$8.6
Net sales for the Private Brands segment increased $249.1 million to $529.7 million (including $3.0 million of sales to the Post Consumer Brands segment) for the year ended September 30, 2015. This increase is primarily due to the impact of current and prior year acquisitions. Excluding this impact, net sales increased $14.2 million or 15%. The increase is primarily the result of 19% higher granola sales in the year ended September 30, 2015, largely resulting from successful selling efforts with new and existing private label granola customers during the year.
When comparing the results of our recently acquired nut butter and fruit and nut businesses to their prior year comparable (partially pre-acquisition) period for the year ended September 30, 2015, net sales increased on higher volumes as well as improved net selling prices. Volume increases were driven by conventional peanut butter and tree nut butters, partially offset by declines in fruit and nut sales and organic peanut butter.
Segment profit increased $22.5 million to $41.5 million for the year ended September 30, 2015. This increase is primarily due to current and prior year acquisitions. Excluding the impact of acquisitions in both periods, segment profit increased $4.1 million due to an increase in granola net sales volumes, as previously discussed. Also contributing to the increase in segment profit are favorable manufacturing costs, lower raw materials costs (primarily packaging) and reduced freight costs.

When comparing the results of our recently acquired nut butter and fruit and nut businesses to their prior year comparable (partially pre-acquisition) period for the year ended September 30, 2015, segment profit was unfavorably impacted by higher commodity costs, increased fixed manufacturing costs and an increase in amortization expense of acquired intangibles. Segment profit was negatively impacted in the years ended September 30, 2015 and 2014 by inventory valuation adjustments of $1.3 million and $1.2 million, respectively.
Fiscal 2014 compared to 2013
The tables below show the incremental impact by segment from acquisitions on net sales and segment profit for the years ended September 30, 2014 and 2013 related to the acquisitions of Attune, Hearthside, PNC, Dakota Growers, Dymatize, Golden Boy and Michael Foods, all of which were completed during fiscal years 2013 and 2014.
Post Consumer Brands

	Year Ended September 30,
(dollars in millions)	2014	2013
Net sales	$963.1	$982.8
Contributions to net sales from acquisitions	—	—
Net sales excluding acquisition impact	$963.1	$982.8

Segment profit	$173.4	$174.1
Contributions to segment profit from acquisitions	—	—
Segment profit excluding acquisition impact	$173.4	$174.1
Net sales decreased 2% to $963.1 million primarily due to a 3% decline in average net selling prices partially offset by 1% higher volumes. Volume increases were driven by growth in branded RTE cereal, partially offset by reduced volumes associated with co-manufacturing agreements. The decrease in average net selling prices in fiscal 2014 was the result of higher liquidation sales of aged product and a sales mix shift to larger sized packages, which sell at a lower average price per ounce, and higher trade spending and coupon expense. Additionally, we saw declines in the overall branded RTE cereal category (as measured by Nielsen), with the rate of category decline increasing in 2014, which contributed to increased trade spend to maintain and grow market share positions.
Segment profit decreased $0.7 million to $173.4 million for the year ended September 30, 2014. The decrease was driven by lower average net selling prices as previously described, partially offset by reduced advertising and promotional spending, lower raw material costs (primarily corn, sugar, wheat and fruits), increased volumes and favorable manufacturing expense.
Michael Foods Group

	Year Ended September 30,
(dollars in millions)	2014	2013
Net sales	$874.8	$—
Contributions to net sales from acquisitions	874.8	—
Net sales excluding acquisition impact	$—	$—

Segment profit	$21.6	$—
Contributions to segment profit from acquisitions	21.6	—
Segment profit excluding acquisition impact	$—	$—
The Michael Foods Group segment had net sales of $874.8 million for the year ended September 30, 2014. Net sales related to our egg, potato and cheese business increased 9% compared to the comparable fiscal 2013 period prior to our ownership. This increase was driven by an 8% increase in volumes, primarily in eggs and potatoes. Net sales were down for our pasta business as compared to the comparable fiscal 2013 period prior to our ownership as certain customers in-sourced pasta production.
Segment profit was $21.6 million for the year ended September 30, 2014. Segment profit was unfavorably impacted by a $21.0 million acquisition accounting related inventory valuation adjustment.

Active Nutrition

	Year Ended September 30,
(dollars in millions)	2014	2013
Net sales	$293.3	$13.9
Contributions to net sales from acquisitions	293.3	13.9
Net sales excluding acquisition impact	$—	$—

Segment (loss) profit	$(1.8)	$1.0
Contributions to segment (loss) profit from acquisitions	(1.8)	1.0
Segment profit excluding acquisition impact	$—	$—
Net sales for the Active Nutrition segment were $293.3 million for the year ended September 30, 2014 compared to $13.9 million in the prior year. Segment loss was $(1.8) million for the year ended September 30, 2014 compared to profit of $1.0 million in the prior year. Fluctuations in both net sales and segment profit were due to the timing of acquisitions within the Active Nutrition segment and the inclusion of additional months of results in fiscal 2014 as compared to fiscal 2013. Segment profit was negatively impacted in the year ended September 30, 2014 by $3.9 million of acquisition accounting related inventory valuation adjustments. Additionally, net sales and segment profit during fiscal 2014 were negatively impacted by incremental costs to address supply chain disruptions at Dymatize and elevated input costs for milk protein concentrate.
Private Brands

	Year Ended September 30,
(dollars in millions)	2014	2013
Net sales	$280.6	$37.8
Contributions to net sales from acquisitions	280.6	37.8
Net sales excluding acquisition impact	$—	$—

Segment profit	$19.0	$2.5
Contributions to segment profit from acquisitions	19.0	2.5
Segment profit excluding acquisition impact	$—	$—
Net sales for the Private Brands segment were $280.6 million (including $0.7 million of sales to the Post Consumer Brands segment) for the year ended September 30, 2014 compared to $37.8 million (including $0.4 million of sales to the Post Consumer Brands segment) for the year ended September 30, 2013. Segment profit was $19.0 million for the year ended September 30, 2014 compared to $2.5 million for the year ended September 30, 2013. Increases in both net sales and segment profit were due to the timing of acquisitions within the Private Brands segment and the inclusion of additional months of results in 2014 as compared to 2013. Segment profit was negatively impacted in fiscal 2014 and 2013 by $1.2 million and $1.4 million, respectively, of acquisition accounting related inventory valuation adjustments.
Other Items
General Corporate Expenses and Other
Fiscal 2015 compared to 2014
General Corporate Expenses and Other increased $23.6 million to $147.9 million during the year ended September 30, 2015. The increase was due to restructuring and plant closure costs of $25.6 million (including $9.7 million related to usable inventory rendered less than fully recoverable recorded as cost of goods sold) compared to $5.6 million in fiscal 2014 and losses on assets held for sale of $34.2 million compared to $5.4 million in fiscal 2014 to adjust the carrying value of the assets to their estimated fair value less estimated selling costs, $12.2 million higher cash and non-cash stock-based compensation expense (including $8.0 million of accelerated stock compensation expense related to an employee retirement and reorganization initiatives) and higher compensation related costs resulting from an increase in holding company headcount to support the larger organization. These cost increases were partially offset by reduced third party acquisition related costs of $15.3 million, reduced accelerated depreciation of $5.9 million as compared to 2014 and reduced losses related to mark-to-market adjustments on commodity hedges of $1.3 million. In addition, prior year results included a loss of $13.1 million related to a hedge of the CAD $320.0 million purchase price of Golden Boy.
Of the total restructuring and plant closure costs for the year ended September 30, 2015, $10.1 million relates to the Post Consumer Brands segment and $15.5 million relates to the Active Nutrition segment. Accelerated depreciation of $2.1 million in the year ended September 30, 2015 relates to the Post Consumer Brands segment. Of the total losses on assets held for sale for the year ended September 30, 2015, $15.4 million relates to the Private Brands segment, $11.7 million relates to the Active Nutrition segment and $7.1 million relates to the Post Consumer Brands segment. For the year ended September 30, 2014, the $5.6 million of restructuring and plant closure costs, $8.0 million of accelerated depreciation and $5.4 million of losses on assets held for sale, related to the Post Consumer Brands segment. These amounts are excluded from the measure of segment profit.
Fiscal 2014 compared to 2013
General Corporate Expenses and Other increased $57.4 million to $124.3 million during the year ended September 30, 2014. The increase is due to higher third party acquisition related costs of $24.0 million, increased losses related to mark-to-market adjustments on commodity hedges of $2.0 million, losses on assets held for sale of $5.4 million recorded to adjust the carrying value of the assets to their estimated fair value less estimated selling costs, $4.6 million higher cash and non-cash stock-based compensation expense and higher compensation related costs resulting from an increase in holding company headcount to support the larger organization. Results for the year ended September 30, 2014 also included a loss of $13.1 million related to a hedge of the CAD $320.0 million purchase price of Golden Boy. These cost increases were partially offset by reduced separation related costs of $6.3 million primarily related to third party professional service fees to effect the spin-off from our former owner and duplicative costs incurred by Post to establish stand-alone processes and systems. In addition, we incurred $0.8 million lower restructuring and plant closure costs and reduced accelerated depreciation of $1.6 million in fiscal 2014 as compared to fiscal 2013. Restructuring, plant closure costs and losses on assets held for sale in both years were related to the Post Consumer Brands segment. These amounts are excluded from the measure of segment profit.
Impairment of Goodwill and Other Intangible Assets
During fiscal 2015, we recorded non-cash impairment charges totaling $60.8 million. These charges consist of a goodwill impairment of $57.0 million and trademark impairment charges of $3.8 million. The goodwill impairment charge relates to Dymatize, which is reported in the Active Nutrition segment. Trademark impairment charges consist of $3.7 million for our Grape-Nuts brand and $0.1 million for our 100% Bran brand, which are reported in our Post Consumer Brands segment.
During fiscal 2014, we recorded non-cash impairment charges totaling $295.6 million. These charges consisted of a goodwill impairment of $212.6 million and trademark impairment charges of $83.0 million. The goodwill impairment charge includes $181.3 million for the Post Consumer Brands segment and $31.3 million related to Dymatize, which is reported in the Active Nutrition segment. Trademark impairment charges consisted of $34.4 million for our Post brand, $23.0 million for our Honey Bunches of Oats brand, $17.2 million for our Post Shredded Wheat brand and $8.4 million for our Grape-Nuts brand.
During September 2013, we concluded two indefinite-lived trademarks were impaired and we recorded impairment losses of $0.2 million for our Post Shredded Wheat brand and $2.7 million for our Post brand, which are reported in our Post Consumer Brands segment. For more information, refer to “Critical Accounting Policies and Estimates” as well as Notes 2 and 6 in the “Notes to Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
In connection with funding acquisitions and managing our capital structure, we completed the following transactions (for additional information see Note 14, Note 18 and Note 19 in the “Notes to Consolidated Financial Statements”):
Fiscal 2015

•	$341.4 million net proceeds through the issuance of 7.475 million shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share

•	$700.0 principal value term loan

•	$391.3 million net proceeds through the issuance of 6.73 million shares of common stock, par value $0.01 per share, at a price to the public of $60.00 per share

•	$800.0 million principal value of 7.75% senior notes

•	$400.0 million principal value of 8.00% senior notes

•	$1,200.0 million principal payment made on the term loan
Fiscal 2014
•$525.0 million principal value of 6.75% senior notes

•	$310.2 million net proceeds through the issuance of 3.0 million shares of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock

•	Revolving credit facility in an aggregate available principal amount of $400.0 million, undrawn during fiscal 2014 with $4.2 million utilized under a letter of credit provision at September 30, 2015

•	$885.0 million principal value term loan

•	$350.0 million principal value of 6.75% senior notes

•	$303.5 million net proceeds through the issuance of 5.750 million shares of common stock, par value $0.01 per share, at a price to the public of $55.00 per share

•	$289.9 million net proceeds through the issuance of 6.325 million shares of common stock, par value $0.01 per share, at a price to the public of $47.70 per share

•	$278.6 million net proceeds through a public offering of 2.875 million TEUs each with a stated value of $100.00

•	$630.0 million principal value of 6.00% senior notes
Fiscal 2013

•	$600.0 million principal value of 7.375% senior notes

•	$234.0 million net proceeds through the authorization and issuance of approximately 2.4 million shares of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock
The following table shows cash flow data for fiscal years 2015, 2014 and 2013, which is discussed below.

	Year ended September 30,
(dollars in millions)	2015	2014	2013
Cash provided by operating activities	$451.6	$183.1	$119.2
Cash used in investing activities	(1,248.7)	(3,793.6)	(423.8)
Cash provided by financing activities	1,372.4	3,484.2	648.8
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(7.3)	(0.4)
Net increase (decrease) in cash and cash equivalents	$573.0	$(133.6)	$343.8
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
Operating Activities
Fiscal 2015 compared to 2014
Cash provided by operating activities for the fiscal year ended September 30, 2015 increased by $268.5 million compared to the fiscal year ended September 30, 2014. This increase was primarily driven by incremental cash flows from our 2015 and 2014 acquisitions and $97.7 million of favorable working capital changes during the year ended September 30, 2015, when compared to working capital changes in fiscal 2014, primarily related to the collection of a $55.5 million income tax receivable, partially offset by higher interest payments of $92.2 million, as well as higher payments for federal income taxes of $34.5 million in 2015. In addition, cash provided by operating activities in 2014 included a $20.1 million premium received on the issuances of our senior notes.
Fiscal 2014 compared to 2013
Cash provided by operating activities for the fiscal year ended September 30, 2014 increased by $63.9 million compared to the fiscal year ended September 30, 2013. This increase was primarily driven by incremental cash flows from our 2014 and 2013 acquisitions, $62.1 million of favorable working capital changes during the year ended September 30, 2014 when compared to working capital changes in fiscal 2013, as well as lower payments for federal income taxes, partially offset by higher interest payments of $67.0 million in the current year and lower premium received on the issuances of our senior notes ($20.1 million in fiscal 2014 compared to $35.1 million in fiscal 2013).
Investing Activities
Fiscal 2015 compared to 2014
Cash used in investing activities for fiscal 2015 decreased by $2,544.9 million compared to fiscal 2014. The decrease was driven by the reduction of cash paid for acquisitions of $2,324.9 million and $20.4 million of proceeds related to the sale of property during fiscal 2015, primarily relating to the sale of facilities located in Portales, New Mexico (completed on July 29, 2015) and Boise, Idaho (completed on September 22, 2015), as well as $3.8 million of proceeds related to the sale of our PowerBar Australian business and Musashi trademark. In the year ended September 30, 2014, cash used in investing activities was impacted by a $75.0 million payment, classified as an other long-term asset, made as a prepayment of the purchase price for the acquisition of PowerBar as well as escrow deposits of $55.0 million and $14.0 million, classified as restricted cash, related to the acquisitions of PowerBar and ABC, respectively.
Capital expenditures were $107.9 million and $115.5 million in fiscal years 2015 and 2014, respectively. The decrease is primarily due to a reduction of capital expenditures in 2015 related to the closure of our Modesto, California facility and the associated migration of production capacity from Modesto to other facilities. Expenditures in 2014 also included the purchase of a peanut butter manufacturing facility. These decreases were partially offset by an increase in capital expenditures during 2015 related to acquired businesses.
Fiscal 2014 compared to 2013
Cash used in investing activities for fiscal 2014 increased by $3,369.8 million compared to fiscal 2013. The increase was driven by net cash paid in fiscal 2014 for the acquisitions of Dakota Growers, Dymatize, Golden Boy and Michael Foods. Cash used in investing activities was also impacted in fiscal 2014 by a $75.0 million payment, classified as an other long-term asset, made as a prepayment of the purchase price for the acquisition of PowerBar as well as escrow deposits of $55.0 million and $14.0 million, classified as restricted cash, related to the acquisitions of PowerBar and ABC, respectively. Partially offsetting these impacts was a $4.3 million cash inflow related to insurance proceeds received for loss of property at Michael Foods.
Capital expenditures were $115.5 million and $32.8 million in fiscal years 2014 and 2013, respectively. Expenditures in these years primarily related to the closure of our Modesto, California facility and the associated migration of production capacity from Modesto to other facilities as well as expenditures made to build out our stand-alone IT infrastructure in fiscal 2013. Fiscal 2014 and 2013 acquisitions added $43.0 million of capital expenditures in 2014.  Also in fiscal 2014, the Company purchased a peanut butter manufacturing facility located in Portales, New Mexico for $25.8 million.
Financing Activities
Fiscal 2015 compared to 2014
Cash provided by financing activities was $1,372.4 million for fiscal 2015 compared to $3,484.2 million in 2014. Cash provided by financing activities is primarily driven by proceeds from debt and equity issuances and debt repayments all of which are listed above within this section. In addition, in the year ended September 30, 2015, we received proceeds of $15.5 million related to the exercise of stock options.
Fiscal 2014 compared to 2013
Cash provided by financing activities was $3,484.2 million for fiscal 2014 compared to $648.8 million in 2013. The increase was primarily driven by proceeds from debt and equity issuances all of which are listed above within this section. The proceeds from these issuances were used to fund the purchase price of acquisitions completed during 2014.
Debt Covenants
Under the terms of the Credit Agreement, we are required to comply quarterly with certain financial covenants consisting of ratios for maximum senior secured leverage and minimum interest expense coverage. As of September 30, 2015, we were in compliance with such financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
With limited exceptions, our Credit Agreement permits us to incur additional unsecured debt only if our pro forma consolidated interest expense coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of September 30, 2015, our pro forma consolidated interest expense coverage ratio exceeded this threshold.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2015. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2015 and September 30, 2016, “1-3 Years” refers to obligations due between October 1, 2016 and September 30, 2018, “3-5 Years” refers to obligations due between October 1, 2018 and September 30, 2020, and “More Than 5 Years” refers to any obligations due after September 30, 2020.

(dollars in millions)	Total (f)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$4,485.2	$16.0	$13.0	$0.7	$4,455.5
Interest on long-term debt(a)	2,256.0	312.2	613.2	612.8	717.8
Operating lease obligations(b)	60.9	14.3	22.0	13.7	10.9
Purchase obligations(c)	2,462.4	786.4	863.0	508.1	304.9
Deferred compensation obligations(d)	14.2	1.4	3.1	2.9	6.8
Net benefit obligations(e)	126.1	5.0	10.9	12.4	97.8
Total	$9,404.8	$1,135.3	$1,525.2	$1,150.6	$5,593.7
____________

(a)
Interest on long-term debt is calculated using current market rates. As of September 30, 2015, we have interest rate swaps with a notional value of $1,477.6 million, of which $727.6 million will result in cash payments beginning in June 2016 and ending in May 2021 and $750.0 million which will result in a net settlement in July 2018. Those payments have been excluded from this table. For additional information on our interest rate swaps, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 15 of “Notes to Consolidated Financial Statements.”

(c)
Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(d)
Deferred compensation obligations have been allocated to time periods based on existing payment plans for terminated and severed employees and the estimated timing of distributions to current employees based on age.

(e)
Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation and shown in Note 16 of “Notes to Consolidated Financial Statements.”

(f)
We have excluded from the table above $11.3 million, which also excludes interest and penalties, for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any. In addition, we have excluded payments for workers compensation, general liability and auto liability claim losses for which we had a liability recorded of $9.9 million at September 30, 2015, of which $3.4 million was classified as current, due to the uncertainty of the amount and timing of payments.

COMMODITY TRENDS AND SEASONALITY
Our company is exposed to price fluctuations primarily from purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil and meal, nuts, eggs, dairy, durum wheat, whey protein concentrate, milk protein concentrate, natural gas, diesel fuel, linerboard and resin. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In addition, inflationary pressures can have an adverse effect on Post through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2015, 2014 and 2013, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
Our results are affected by seasonal fluctuations of net sales. Shell egg, cheese and snacking and baking nut prices typically rise seasonally in the first quarter of our fiscal year due to increased demand during holiday periods.
CURRENCY
Certain sales and costs of our foreign operations were denominated in Canadian Dollars and Euro. Consequently, profits from these businesses can be impacted by fluctuations in the value of the Canadian Dollar and Euro relative to the U.S. Dollar.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2015 and September 30, 2014, we did not have any material off-balance sheet arrangements that would be reasonably likely to have a material impact on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following discussion is presented pursuant to the United States Securities and Exchange Commission’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” The policies below are both important to the representation of Post’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments.
Under generally accepted accounting principles in the United States, we make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent liabilities. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. Those estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Inventory - Inventories, other than flocks, which are discussed below, are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market value and have been reduced by an allowance for obsolete product and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimated future usage and sales. Flock inventory represents the cost of purchasing and raising chicken flocks to egg laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations, as cost of goods sold, over their expected useful lives of one to two years.
Long-Lived Assets - We review long-lived assets, including leasehold improvements, property and equipment, and amortized intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.
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
In fiscal years 2015, 2014 and 2013, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. We estimated royalty rates based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts, and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates are based on a weighted average cost of capital utilizing industry market data of similar companies.
At September 30, 2015, Post recorded impairment losses in the Post Consumer Brands segment of $3.7 million for the Grape-Nuts brand and $0.1 million for the 100% Bran brand to record these trademarks at their estimated current fair values of $11.2 million and zero, respectively. Impairment charges of these Post Foods brands were primarily the result of declines within the branded RTE cereal category and as a result, management’s decisions to reduce advertising and consumer spend for the brands and to no longer pursue product adjacencies related to Grape-Nuts. A change to the management team for the Post Consumer Brands segment occurred in May 2015, and at that time a comprehensive reassessment of brand strategies was performed which resulted in the fourth quarter decisions that triggered the impairments. Due to repeated past impairments, continued weakness in the brand forecasts and a lack of sales growth from recent brand support efforts, as of October 1, 2015, the Grape-Nuts brand will be converted to a definite-lived asset and assigned a 20 year useful life.
At September 30, 2014, we recorded impairment losses in the Post Consumer Brands segment of $34.4 million for our Post brand, $23.0 million for our Honey Bunches of Oats brand, $17.2 million for our Post Shredded Wheat brand and $8.4 million for our Grape-Nuts brand to record these trademarks at their estimated fair values of $144.0 million, $243.9 million, $8.2 million and $14.9 million, respectively. Impairment charges of these Post Foods brands were primarily the result of the acceleration of declines within the branded RTE cereal category, as well as the expectation that revenue and profit growth for Post Foods will be challenged in the medium to long-term. Due to repeated past impairments, continued weakness in the brand forecasts and a lack of sales growth from recent brand support efforts, as of October 1, 2014, the Post Shredded Wheat brand was converted to a definite-lived asset and assigned a 20 year useful life.
At September 30, 2013, we recorded impairment losses in the Post Consumer Brands segment of $0.2 million for our Post Shredded Wheat brand and $2.7 million for our Post brand to record these trademarks at their estimated current fair values of $25.4 million and $178.4 million, respectively.
Goodwill - Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts, and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a quantitative goodwill impairment test. In fiscal years 2015, 2014 and 2013, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
Under the two-step quantitative impairment test, the first step of the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The estimated fair values were determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units, excluding Dymatize and the international operation of PowerBar which are 100%). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation for all reporting units, excluding Dymatize and the international operations of PowerBar which are 0%) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management's expectations for future growth. The discount rates were based on a risk adjusted weighted average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management judgment. For the market approach, we used estimated EBITDA and revenue multiples based on industry market data. For the Dymatize and PowerBar International reporting units, the market approach was not used as it was concluded that the selected industry market data was not consistent with a business with the future growth expectations of those reporting units.
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
As of September 30, 2015, we recorded a total charge of $57.0 million for the impairment of goodwill. The impairment charge relates to the Active Nutrition segment and is primarily the result of fourth quarter production issues at Dymatize which resulted in the Company’s decision to close its manufacturing facility and permanently transfer production to third party facilities under co-manufacturing agreements. At September 30, 2015, the estimated fair values of the remaining unimpaired reporting units exceed their carrying values in excess of 15%.

At September 30, 2014, we recorded a total charge of $212.6 million for the impairment of goodwill. The impairment charge included $181.3 million related to Post Consumer Brands segment primarily resulting from the acceleration of declines within the RTE cereal category. Additionally, the expectation was that revenue and profit growth for Post Foods would be challenged in the medium to long-term. The Active Nutrition segment recognized charges of $31.3 million resulting from reduced near-term profitability related to supply chain disruptions at Dymatize and incremental remediation expenses, which were identified subsequent to the initial valuation at the acquisition date of February 1, 2014.
Pension and Other Postretirement Benefits - Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, future salary increases, and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual return on plan assets and the expected return on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 4.55% to 3.55% for U.S. pension; from 4.60% to 3.60% for U.S. other postretirement benefits; from 3.82% to 2.82% for Canadian pension; and from 3.91% to 2.91% for Canadian other postretirement benefits) would have increased the recorded benefit obligations at September 30, 2015 by approximately $10.8 million for pensions and approximately $23.9 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 5.72% to 4.72% for U.S. and from 6.00% to 5.00% for Canadian) would have increased the net periodic benefit cost for the pension plans by approximately $0.4 million. We expect to contribute $6.1 million to the combined pension plans and $2.6 million to our postretirement medical benefit plans in fiscal 2016. Contributions beyond 2016 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. See Note 16 of “Notes to Consolidated Financial Statements” for more information about pension and other postretirement benefit assumptions.
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
Based on the provisions of the Tax Allocation Agreement with our former owner, our former owner retained responsibility for income tax liabilities and income tax returns related to all periods prior to the separation date of February 3, 2012. U.S. federal, U.S. state and Canadian income tax returns for the tax years ended September 30, 2014, 2013 and 2012 are subject to examination by the tax authorities in each respective jurisdiction.
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
Foreign Currency Risk
We have foreign currency exchange rate risk related to our Canadian and German entities, whose functional currencies are the Canadian Dollar and Euro, respectively.
Interest Rate Risk
As of September 30, 2015, we have principal value of indebtedness of $4,485.2 million related to our various senior notes issuances, our term loan, our 5.25% tangible equity units, $5.7 million of remaining principal balances for debt and capital leases assumed in the acquisition of Michael Foods and an undrawn $400.0 million revolving credit facility. The revolving credit facility has outstanding letters of credit of $4.2 million which reduces the available borrowing capacity to $395.8 million at September 30, 2015. Of the total $4,485.2 million outstanding indebtedness, approximately $4,110.8 million bears interest at fixed rates with a weighted-average interest rate of 7.2% and is not subject to change based on changes in market interest rates.
The remaining $374.4 million is variable rate debt comprised of the unpaid principal balance of our term loan, which bears interest at the lower of LIBOR or a 0.75% floor plus a 3% spread. In June 2014, we entered into interest rate swaps, with a two-year forward start date, with a notional value of $727.6 million at September 30, 2015, that obligate us to pay a fixed rate of 3.1% and receive one-month LIBOR. The interest rate swaps have the effect of fixing the interest rate we will incur on our variable rate term loan with cash payments beginning in June 2016 (see Note 12). In addition, as of September 30, 2015, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a net settlement in July 2018.
In November 2015, we converted $650.0 million of our $727.6 million notional amount interest rate swap and entered into an additional $250.0 million notional interest rate swap for a combined $900.0 million interest rate swaps that obligate us to pay a weighted-average fixed rate of 3.67% and receive three-month LIBOR and will result in a net settlement in December 2019.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Post Holdings, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded PowerBar and MOM Brands Company from its assessment of internal control over financial reporting as of September 30, 2015 because they were acquired by the Company in a purchase business combination during 2015. We have also excluded PowerBar and MOM Brands Company from our audit of internal control over financial reporting. PowerBar and MOM Brands Company total assets and total revenues collectively represent 12% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2015.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 25, 2015

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2015	2014	2013
Net Sales	$4,648.2	$2,411.1	$1,034.1
Cost of goods sold	3,473.8	1,789.9	609.2
Gross Profit	1,174.4	621.2	424.9

Selling, general and administrative expenses	734.1	459.5	298.2
Amortization of intangible assets	141.7	70.8	14.6
Impairment of goodwill and other intangible assets	60.8	295.6	2.9
Other operating expenses, net	25.1	3.0	1.4
Operating Profit (Loss)	212.7	(207.7)	107.8

Interest expense, net	287.5	183.7	85.5
Other expense	92.5	35.5	—
(Loss) Earnings before Income Taxes	(167.3)	(426.9)	22.3
Income tax (benefit) expense	(52.0)	(83.7)	7.1
Net (Loss) Earnings	(115.3)	(343.2)	15.2
Preferred stock dividends	(17.0)	(15.4)	(5.4)
Net (Loss) Earnings Available to Common Shareholders	$(132.3)	$(358.6)	$9.8

(Loss) Earnings per share:
Basic	$(2.33)	$(9.03)	$0.30
Diluted	$(2.33)	$(9.03)	$0.30

Weighted-Average Common Shares Outstanding:
Basic	56.7	39.7	32.7
Diluted	56.7	39.7	33.0

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended September 30,
	2015	2014	2013
Net (Loss) Earnings	$(115.3)	$(343.2)	$15.2
Pension and postretirement benefit adjustments, net of tax of $3.3, $5.1 and $(8.2), respectively	(5.2)	(10.4)	14.4
Foreign currency translation adjustments	(56.3)	(4.1)	(2.9)
Total Comprehensive (Loss) Income	$(176.8)	$(357.7)	$26.7

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$841.4	$268.4
Restricted cash	18.8	84.8
Receivables, net	366.2	413.7
Inventories	465.3	380.7
Deferred income taxes	47.7	27.0
Prepaid expenses and other current assets	42.3	44.4
Total Current Assets	1,781.7	1,219.0
Property, net	1,333.2	831.9
Goodwill	3,072.8	2,886.7
Other intangible assets, net	2,969.3	2,643.0
Other assets	63.4	150.5
Total Assets	$9,220.4	$7,731.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$16.0	$25.6
Accounts payable	265.2	225.0
Other current liabilities	329.8	269.3
Total Current Liabilities	611.0	519.9
Long-term debt	4,511.4	3,830.5
Deferred income taxes	831.8	915.1
Other liabilities	290.2	182.4
Total Liabilities	6,244.4	5,447.9

Commitments and Contingencies (See Note 15)

Shareholders’ Equity
Preferred Stock, $0.01 par value, 50.0 shares authorized
3.75% Series B, 2.4 shares issued and outstanding	0.1	0.1
2.50% Series C, 3.2 shares issued and outstanding
Common stock, $0.01 par value, 300.0 shares authorized, 62.1 and 44.8 shares outstanding, respectively	0.6	0.5
Additional paid-in capital	3,538.8	2,669.3
Accumulated deficit	(421.0)	(305.7)
Accumulated other comprehensive loss	(89.1)	(27.6)
Treasury stock, at cost, 1.8 shares in each year	(53.4)	(53.4)
Total Shareholders’ Equity	2,976.0	2,283.2
Total Liabilities and Shareholders’ Equity	$9,220.4	$7,731.1

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2015	2014	2013
Cash Flows from Operating Activities
Net (loss) earnings	$(115.3)	$(343.2)	$15.2
Adjustments to reconcile net (loss) earnings to net cash flow provided by operating activities:
Depreciation and amortization	272.8	155.8	76.8
Premium from issuance of long-term debt	—	20.1	35.1
Amortization of deferred financing costs and debt discount/premium, net	36.2	15.3	4.2
Impairment of goodwill and other intangible assets	60.8	295.6	2.9
Unrealized loss on interest rate swaps	92.5	40.4	—
Loss on write-down of assets held for sale	34.2	5.4	—
Non-cash stock-based compensation expense	22.7	14.5	10.5
Deferred income taxes	(120.1)	(87.5)	(29.1)
Other, net	7.2	2.7	(3.3)
Other changes in current assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables	89.5	(50.3)	(9.7)
Decrease (increase) in inventories	30.5	30.7	(10.8)
(Increase) decrease in prepaid expenses and other current assets	(7.0)	(0.2)	6.8
Increase in accounts payable and other current and non-current liabilities	47.6	83.8	20.6
Net Cash Provided by Operating Activities	451.6	183.1	119.2
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(1,239.2)	(3,564.1)	(352.9)
Additions to property	(107.9)	(115.5)	(32.8)
Restricted cash	72.1	(43.3)	(38.1)
Proceeds from sale of property	20.4	—	—
Proceeds from sale of business	3.8	—	—
Cash advance for acquisition	—	(75.0)	—
Insurance proceeds on loss of property	2.1	4.3	—
Net Cash Used in Investing Activities	(1,248.7)	(3,793.6)	(423.8)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,896.5	2,385.6	600.0
Proceeds from issuance of preferred stock, net of issuance costs	—	310.2	234.0
Proceeds from issuance of common stock, net of issuance costs	732.7	593.4	—
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	—	238.1	—
Proceeds from issuance of debt component of tangible equity units	—	41.8	—
Repayments of long-term debt	(1,225.1)	(6.9)	(170.6)
Payments of preferred stock dividends	(17.1)	(14.4)	(4.2)
Payments of debt issuance costs	(31.5)	(64.0)	(10.5)
Proceeds from exercise of stock awards	15.5	—	—
Other, net	1.4	0.4	0.1
Net Cash Provided by Financing Activities	1,372.4	3,484.2	648.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.3)	(7.3)	(0.4)
Net Increase (Decrease) in Cash and Cash Equivalents	573.0	(133.6)	343.8
Cash and Cash Equivalents, Beginning of Year	268.4	402.0	58.2
Cash and Cash Equivalents, End of Year	$841.4	$268.4	$402.0

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Retirement Benefit Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Total Shareholders’ Equity
Balance, September 30, 2012	—	$—	32.7	$0.3	$1,272.6	$36.6	$(25.4)	$0.8	$(53.4)	$1,231.5
Net earnings	—	—	—	—	—	15.2	—	—	—	15.2
Preferred stock dividends declared	—	—	—	—	—	(4.2)	—	—	—	(4.2)
Issuance of preferred stock	2.4	—	—	—	234.0	—	—	—	—	234.0
Activity under stock and deferred compensation plans	—	—	—	—	0.1	—	—	—	—	0.1
Stock-based compensation expense	—	—	—	—	10.5	—	—	—	—	10.5
Net change in retirement benefits, net of tax	—	—	—	—	—	—	14.4	—	—	14.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2.9)	—	(2.9)
Balance, September 30, 2013	2.4	$—	32.7	$0.3	$1,517.2	$47.6	$(11.0)	$(2.1)	$(53.4)	$1,498.6
Net loss	—	—	—	—	—	(343.2)	—	—	—	(343.2)
Preferred stock dividends declared	—	—	—	—	(4.3)	(10.1)	—	—	—	(14.4)
Issuance of common stock	—	—	12.1	0.2	593.2	—	—	—	—	593.4
Issuance of preferred stock	3.2	0.1	—	—	310.1	—	—	—	—	310.2
Issuance of tangible equity units	—	—	—	—	238.1	—	—	—	—	238.1
Activity under stock and deferred compensation plans	—	—	—	—	0.5	—	—	—	—	0.5
Stock-based compensation expense	—	—	—	—	14.5	—	—	—	—	14.5
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(10.4)	—	—	(10.4)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(4.1)	—	(4.1)
Balance, September 30, 2014	5.6	$0.1	44.8	$0.5	$2,669.3	$(305.7)	$(21.4)	$(6.2)	$(53.4)	$2,283.2
Net loss	—	—	—	—	—	(115.3)	—	—	—	(115.3)
Preferred stock dividends declared	—	—	—	—	(17.1)	—	—	—	—	(17.1)
Issuance of common stock	—	—	16.7	0.1	847.0	—	—	—	—	847.1
Activity under stock and deferred compensation plans	—	—	0.6	—	16.9	—	—	—	—	16.9
Stock-based compensation expense	—	—	—	—	22.7	—	—	—	—	22.7
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(5.2)	—	—	(5.2)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(56.3)	—	(56.3)
Balance, September 30, 2015	5.6	$0.1	62.1	$0.6	$3,538.8	$(421.0)	$(26.6)	$(62.5)	$(53.4)	$2,976.0
 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share data or where indicated otherwise)

NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer packaged goods holding company operating in the center-of-the-store, foodservice, food ingredient, refrigerated, active nutrition and private brand food categories. The Company’s products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the internet. Post operates in four reportable segments: Post Consumer Brands, Michael Foods Group, Active Nutrition and Private Brands. The Post Consumer Brands segment primarily consists of the ready-to-eat (“RTE”) cereal business, the Michael Foods Group segment includes predominantly foodservice and food ingredient egg, potato and pasta businesses and the retail cheese business, the Active Nutrition segment includes protein shakes, bars and powders and nutritional supplements and the Private Brands segment primarily consists of peanut and other nut butters, dried fruit and nuts and granola.
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
Restricted Cash — Restricted cash includes items such as cash deposits which serve as collateral for certain commodity hedging contracts as well as the Company's high deductible workers’ compensation insurance program. In fiscal 2014, restricted cash also included deposits with third party escrow agents in connection with acquisitions that were credited against the purchase price when the transactions closed.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company determines its allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency.
Inventories — Inventories, other than flocks, are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales. Flock inventory represents the cost of purchasing and raising chicken flocks to egg laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations, as cost of goods sold, over their expected useful lives of one to two years.
Restructuring Expenses and Assets Held For Sale — Restructuring charges principally consist of severance and other employee separation costs, accelerated depreciation and certain long-lived asset impairments. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans. Depreciation expense related to assets that will be disposed of or idled as a part of the restructuring activity is accelerated through the expected date of the asset shut down. Assets are classified as held for sale if the Company has committed to a plan for selling the assets, is actively and reasonably marketing them, and sale is reasonably expected within one year. The carrying value of assets held for sale is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. See Note 4 for information about assets held for sale.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 20 years for machinery and equipment and 3 to 40 years for buildings, building improvements and leasehold improvements, and 1 to 5 years for software. Total depreciation expense was $131.1, $85.0 and $62.2 in fiscal 2015, 2014 and 2013, respectively. Any gains and losses incurred on the sale or disposal of assets are included in "Other operating expenses, net." Repair and maintenance costs incurred in connection with on-going and planned major maintenance activities are accounted for under the direct expensing method. During the year ended September 30, 2015, the Company had non-monetary exchanges of fixed assets. The cash and non-cash portions of these transactions were $9.8 and $12.6, respectively. Property consisted of:

	September 30,
	2015	2014
Land and land improvements	$52.8	$25.6
Buildings and leasehold improvements	791.7	295.0
Machinery and equipment	806.0	714.2
Software	49.2	31.5
Construction in progress	38.0	54.7
	1,737.7	1,121.0
Accumulated depreciation	(404.5)	(289.1)
	$1,333.2	$831.9
Other Intangible Assets — Other intangible assets consist primarily of customer relationships and trademarks/brands acquired in business combinations and includes both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $141.7, $70.8, and $14.6 in fiscal 2015, 2014 and 2013, respectively. For the definite-lived intangible assets recorded as of September 30, 2015, amortization expense of $152.6, $152.6, $152.5, $151.7 and $151.6 is scheduled for fiscal 2016, 2017, 2018, 2019 and 2020, respectively. Other intangible assets consisted of:

	September 30, 2015			September 30, 2014
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$1,998.6	$(192.7)	$1,805.9	$1,743.7	$(90.9)	$1,652.8
Trademarks/brands	780.9	(79.1)	701.8	554.7	(43.9)	510.8
Other	21.3	(5.4)	15.9	24.7	(3.0)	21.7
	2,800.8	(277.2)	2,523.6	2,323.1	(137.8)	2,185.3
Not subject to amortization:
Trademarks/brands	445.7	—	445.7	457.7	—	457.7
	$3,246.5	$(277.2)	$2,969.3	$2,780.8	$(137.8)	$2,643.0
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles and goodwill. Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require us to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. Assumptions are determined after consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate is based on a weighted-average cost of capital utilizing industry market data of similar companies.

In addition, definite-lived assets and indefinite-lived intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset. In general, an asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.
At September 30, 2015, Post recorded impairment losses of $3.7 for the Grape-Nuts brand and $0.1 for the 100% Bran brand to record these trademarks at their estimated current fair values of $11.2 and zero, respectively. Due to repeated past impairments, continued weakness in the brand forecasts and a lack of sales growth from recent brand support efforts, as of October, 1 2015, the Grape-Nuts brand will be converted to a definite-lived asset and assigned a 20 year useful life.
At September 30, 2014, Post recorded impairment losses in the Post Consumer Brands segment of $34.4 for the Post brand, $23.0 for the Honey Bunches of Oats brand, $17.2 for the Post Shredded Wheat brand and $8.4 for the Grape-Nuts brand to record these trademarks at their estimated current fair values of $144.0, $243.9, $8.2 and $14.9, respectively. Due to repeated past impairments, continued weakness in the brand forecasts and a lack of sales growth from recent brand support efforts, as of October 1, 2014, the Post Shredded Wheat brand was converted to a definite-lived asset and assigned a 20 year useful life.
At September 30, 2013, Post recorded impairment losses in the Post Consumer Brands segment of $0.2 for the Post Shredded Wheat brand and $2.7 for the Post brand to record these trademarks at their estimated current fair values of $25.4 and $178.4, respectively.
These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 13. The trademark and goodwill impairment losses are reported in “Impairment of goodwill and other intangible assets” on the Consolidated Statements of Operations. See Note 6 for information about goodwill impairments.
Investments — The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in “Prepaid expenses and other current assets” and “Other Assets” (see Note 13). Both realized and unrealized gains and losses on these assets are included in “Selling, general and administrative expenses” and offset the related change in the deferred compensation liability.
Revenue — Revenue is recognized when title of goods and risk of loss is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and trade allowances (including promotional price buy downs and new item promotional funding). Customer trade allowances are generally computed as a percentage of gross sales. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged, and related reserves are maintained based on return history. If additional rights of return are granted, revenue recognition is deferred. Estimated reductions to revenue for customer incentive offerings are based upon customer redemption history.
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses.” Storage and other warehousing costs totaled $103.4, $65.4 and $41.5 in fiscal 2015, 2014 and 2013, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amount reported as assets on the balance sheet was insignificant as of September 30, 2015 and 2014.
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

NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The standard requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Post early adopted this ASU at September 30, 2015 and all disclosures are made in Note 5.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). The standard requires most inventory to be measured at the lower of cost and net realizable value (“NRV”), thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, NRV, or NRV less a normal profit margin. The ASU will not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance.
In the quarter ended June 30, 2015, Post early adopted ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” issued by the FASB in April 2014. ASU 2014-08 provides a revised definition of discontinued operations. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The implementation of this standard did not have a significant impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. The standards update requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt issuance Costs Associated with Line-of-Credit,” which indicates the Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires retrospective application and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company has not determined the date of adoption, however, at September 30, 2015, the amount of deferred financing fees reported as an asset, excluding amounts related to our line-of-credit arrangement, was $56.5.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede all existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” to defer for one year the effective date of the new revenue standard, making it effective for annual and interim periods beginning on or after December 15, 2017 (i.e. Post’s financial statements for the year ending September 30, 2019), and adoption is not permitted prior to the original effective date of the ASU (i.e. Post’s financial statements for the year ending September 30, 2018). Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance.
NOTE 4 — RESTRUCTURING
In September 2015, the Company announced its plan to close its Dymatize manufacturing facility located in Farmers Branch, Texas and permanently transfer production to third party facilities under co-manufacturing agreements. Plant production ceased in the fourth quarter of 2015.
In May 2015, the Company announced its plan to consolidate its cereal business administrative offices in Lakeville, Minnesota. As a result of the announcement, the Company plans to close its office located in Parsippany, New Jersey and relocate those functions as well as certain functions located in Battle Creek, Michigan to the Lakeville office. The Parsippany office closure is expected to be completed by May 2016.
In March 2015, the Company announced its plan to close its facility in Boise, Idaho, which manufactures certain PowerBar products distributed in North America. Plant production ceased in June 2015 and the facility was sold in September 2015.

In April 2013, the Company announced management’s decision to close its plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014, and no additional restructuring costs were incurred in the year ended September 30, 2015.
Amounts related to the restructuring events are shown in the following table. Costs are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Operations with the exception of the accelerated depreciation expense recorded in fiscal years 2014 and 2013, which is included in “Cost of goods sold.” These expenses are not included in the measure of segment performance for any segment (see Note 20).

	Employee-Related Costs	Pension Curtailment	Accelerated Depreciation	Total
Balance, September 30, 2012	$—	$—	$—	$—
Charge to expense	2.1	1.7	9.6	13.4
Cash payments	—	—	—	—
Non-cash charges	—	(1.7)	(9.6)	(11.3)
Balance, September 30, 2013	$2.1	$—	$—	$2.1
Charge to expense	1.1	—	8.0	9.1
Cash payments	(2.5)	—	—	(2.5)
Non-cash charges	—	—	(8.0)	(8.0)
Balance, September 30, 2014	$0.7	$—	$—	$0.7
Charge to expense	13.2	—	2.1	15.3
Cash payments	(3.4)	—	—	(3.4)
Non-cash charges	—	—	(2.1)	(2.1)
Balance, September 30, 2015	$10.5	$—	$—	$10.5

Total expected restructuring charge	$16.4	$1.7	$20.1	$38.2
Cumulative incurred to date	16.4	1.7	19.7	37.8
Remaining expected restructuring charge	$—	$—	$0.4	$0.4
Assets Held for Sale
Related to the closure of its Modesto, California facility, the Company has land, building and equipment classified as assets held for sale as of September 30, 2015 and 2014. Related to the manufacturing shutdown of its Dymatize facility, the Company has machinery and equipment classified as assets held for sale as of September 30, 2015. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets was $11.4 and $16.4 as of September 30, 2015 and 2014, respectively. Held for sale losses of $34.2 and $5.4 were recorded in fiscal 2015 and 2014, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. The held for sale losses recorded in fiscal 2015 include amounts related to the Modesto facility and Dymatize machinery and equipment, as well as held for sale losses of its facilities located in Portales, New Mexico (sold on July 29, 2015) and Boise, Idaho (sold on September 22, 2015), as well as its Australian business and Musashi trademark (sold on July 1, 2015), all of which were classified as held for sale during fiscal 2015. The losses are reported as “Other operating expenses, net” on the Consolidated Statements of Operations.
NOTE 5 — BUSINESS COMBINATIONS
Fiscal 2015
On October 1, 2014, the Company completed its acquisition of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A (“PowerBar”) for $150.0, subject to a working capital adjustment, which resulted in a payment at closing of $136.1. In March 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of approximately $1.7. PowerBar is reported in Post’s Active Nutrition segment (see Note 20). Based upon the purchase price allocation, the Company has recorded $21.0 of customer relationships to be amortized over a weighted-average period of 18.3 years and $40.0 to trademarks and brands to be amortized over a weighted-average period of 20 years. Net sales and operating loss included in the Consolidated Statements of Operations related to PowerBar were $136.4 and $(7.8), respectively, for the fiscal year ended September 30, 2015. On July 1, 2015, we sold the PowerBar Australian assets and Musashi trademark for $3.8.

On November 1, 2014, the Company completed its acquisition of American Blanching Company (“ABC”) for $128.0. ABC is a manufacturer of peanut butter for national brands, private label retail and industrial markets and provider of peanut blanching, granulation and roasting services for the commercial peanut industry. ABC is reported in Post’s Private Brands segment (see Note 20). Based upon the preliminary purchase price allocation, the Company has recorded $63.9 of customer relationships to be amortized over a weighted-average period of 17 years and $8.0 to trademarks and brands to be amortized over a weighted-average period of 10 years. ABC’s operations have been integrated into the Company’s existing peanut butter business, and due to the level of integration, discrete sales and operating profit data is not available for ABC.
On May 4, 2015, Post completed its acquisition of MOM Brands, a manufacturer and distributer of ready-to-eat (“RTE”) cereals. MOM Brands is reported in the Post Consumer Brands segment (see Note 20). The closing purchase price of the transaction was $1,181.5 and was partially paid by the issuance of 2.45 million shares of the Company’s common stock to the former owners of MOM Brands. The shares were valued at the May 1, 2015 closing price of $46.60 per share for a total issuance of $114.4. In September 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of approximately $4.0. Net sales and operating profit included in the Consolidated Statements of Operations related to MOM Brands were $329.7 and $15.9, respectively, for the year ended September 30, 2015. Based upon the preliminary purchase price allocation, the Company has recorded $185.6 of customer relationships to be amortized over a weighted-average period of 20 years and $178.8 to trademarks and brands to be amortized over a weighted-average period of 20 years.
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
Certain estimated values for the MOM Brands acquisition, including goodwill, intangible assets, inventory and deferred taxes, are not yet finalized pending the final purchase price allocations and are subject to change once additional information is obtained.
The following table provides the allocation of the purchase price based upon the fair value of assets and liabilities assumed for each acquisition completed in fiscal 2015. Measurement period adjustments have been made to the allocation of purchase price for current year acquisitions since the date of acquisition related to working capital settlements and the final determination of workers compensation, general liability and auto liability insurance accruals.

	PowerBar	ABC	MOM Brands
Cash and cash equivalents	$2.4	$0.6	$11.1
Receivables	6.5	12.8	41.7
Inventories	23.1	15.5	97.9
Prepaid expenses and other current assets	0.1	0.4	6.2
Property	17.9	19.7	532.1
Goodwill	18.6	49.6	195.6
Other intangible assets	61.0	71.9	364.4
Deferred tax asset - long-term	11.7	—	—
Other assets	—	0.4	—
Accounts payable	(1.2)	(9.0)	(33.0)
Deferred tax liability - current	(0.2)	(0.4)	(5.4)
Other current liabilities	(4.4)	(2.8)	(24.9)
Deferred tax liability - long-term	(1.1)	(30.7)	(6.9)
Other liabilities	—	—	(1.3)
Total acquisition cost	$134.4	$128.0	$1,177.5
Fiscal 2014
On January 1, 2014, Post completed its acquisition of all the stock of Agricore United Holdings Inc. (“Agricore”) from Viterra Inc. Agricore is the parent company of Dakota Growers, a manufacturer of dry pasta for the private label, foodservice and ingredient markets. The purchase price for the transaction was $370.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $366.2. In May 2014, a final settlement of net working capital and other adjustments was reached, resulting in a payment to the Company of $6.5. Dakota Growers is reported in Post’s Michael Foods Group segment (see Note 20). Based upon the purchase price allocation, the Company recorded $127.2 of customer relationships to be amortized over a weighted-average period of 12.5 years and $22.8 to trademarks/brands to be amortized over a weighted-average period of 18.9 years.
On February 1, 2014, Post completed its acquisition of Dymatize, a manufacturer and marketer of premium protein powders, bars and nutritional supplements. The purchase price for the transaction was $380.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $392.5. In September 2015, a final settlement of net working capital and other adjustments was reached, resulting in a payment to the Company of $12.0, of which $2.5 relieved a previously recorded receivable and the remaining $9.5 was recorded as “Selling, general and administrative expenses.” Dymatize is reported in Post’s Active Nutrition segment (see Note 20). Based upon the purchase price allocation, the Company has recorded $136.8 of customer relationships to be amortized over a weighted-average period of 18 years and $121.1 to trademarks/brands to be amortized over a weighted-average period of 20 years.
On February 1, 2014, Post completed its acquisition of Golden Boy, a manufacturer of private label peanut and other nut butters, as well as dried fruits and baking and snacking nuts. The purchase price for the transaction was CAD $320.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of approximately CAD $321.1. In May 2014, a final settlement of net working capital and other adjustments was reached, resulting in an amount paid to the sellers of CAD $2.1. Golden Boy is reported in Post’s Private Brands segment (see Note 20). Based upon the purchase price allocation, the Company recorded $82.6 of customer relationships to be amortized over a weighted-average period of 11 years, $28.9 to trademarks/brands to be amortized over a weighted-average period of 20 years, and $20.0 to other intangible assets to be amortized over a weighted-average period of 11 years.
On June 2, 2014, the Company completed its acquisition of Michael Foods from affiliates of GS Capital Partners, affiliates of Thomas H. Lee Partners and other owners, which is reported in Post’s Michael Foods Group segment (see Note 20). Michael Foods manufactures and distributes egg products and refrigerated potato products and also distributes cheese and other dairy case products to the retail, foodservice and food ingredient channels. The purchase price the Company paid for the transaction was approximately $2,450.0, subject to working capital and other adjustments which resulted in a cash payment at closing of approximately $2,539.1. In August 2014, a final settlement of net working capital and other adjustments was reached, resulting in an amount paid to Post of $10.0. Based upon the purchase price allocation, the Company recorded $1,126.6 of customer relationships to be amortized over a weighted-average period of 20 years and $217.7 to trademarks/brands to be amortized over a weighted-average period of 19.3 years.
On August 1, 2014, Post Foods, LLC, a subsidiary of the Company, acquired a cereal brand and related inventory for $20.4. The brand is reported as part of the Post Consumer Brands segment (see Note 20). Based upon the purchase price allocation, the Company recorded $11.8 of customer relationships to be amortized over a weighted-average period of 20 years and $2.6 to trademarks/brands to be amortized over a weighted-average period of 10 years. In addition to the intangibles acquired, the Company purchased $0.4 of inventory and recorded $5.6 of goodwill.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations of each are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table and discussed above. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new growing segments of the industry. The Company does not expect the final fair value of goodwill related to the acquisitions of Dakota Growers, Golden Boy and Michael Foods to be deductible for U.S. income tax purposes. The Company estimates approximately $104.4 of tax deductible goodwill and intangible assets will result from the Dymatize acquisition. The Company expects the fair value of goodwill generated by the cereal brand acquisition to be fully tax deductible.

	Dakota Growers	Dymatize	Golden Boy	Michael Foods
Cash and cash equivalents	$2.9	$1.8	$—	$69.1
Restricted cash	—	—	—	3.4
Receivables	25.3	22.5	16.4	155.1
Income tax receivable	—	—	—	62.5
Inventories	43.4	41.0	29.8	175.7
Deferred tax asset - current	0.3	3.0	—	2.8
Prepaid expenses and other current assets	0.4	0.7	0.7	7.5
Property	86.0	15.7	10.5	328.3
Goodwill	160.5	114.9	154.1	1,181.1
Other intangible assets	150.0	257.9	131.5	1,344.3
Other assets	1.0	0.1	—	8.0
Current portion of long-term debt	—	—	—	(3.7)
Accounts payable	(5.6)	(17.5)	(10.3)	(109.0)
Other current liabilities	(25.7)	(8.2)	(8.4)	(79.5)
Long-term debt	—	—	—	(8.4)
Deferred tax liability - long-term	(78.4)	(36.5)	(33.8)	(541.4)
Other liabilities	(0.2)	—	(2.1)	(18.5)
Total acquisition cost	$359.9	$395.4	$288.4	$2,577.3
The following table summarizes the provisional amounts recognized related to fiscal 2014 acquisitions as of September 30, 2014, as well as measurement period adjustments made in the year ended September 30, 2015 (all of which were recorded in the quarter ended March 31, 2015). All purchase price allocations for fiscal 2014 acquisitions are final as of September 30, 2015.

	Acquisition Date Amounts Recognized as of September 30, 2014 (a)	Adjustments During the Twelve Months Ended September 30, 2015	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$73.8	$—	$73.8
Restricted cash	3.4	—	3.4
Receivables (b) (d)	219.6	(0.3)	219.3
Income tax receivable	62.5	—	62.5
Inventories	289.9	—	289.9
Deferred tax asset - current (b)	5.4	0.7	6.1
Prepaid expenses and other current assets	9.3	—	9.3
Property	440.5	—	440.5
Goodwill	1,605.4	5.2	1,610.6
Other intangible assets	1,883.7	—	1,883.7
Other assets	9.1	—	9.1
Current portion of long-term debt	(3.7)	—	(3.7)
Accounts payable (d)	(142.6)	0.2	(142.4)
Other current liabilities (d)	(121.5)	(0.3)	(121.8)
Long-term debt	(8.4)	—	(8.4)
Deferred tax liability - long-term (b)	(697.1)	7.0	(690.1)
Other liabilities (b)	(11.8)	(9.0)	(20.8)
Total acquisition cost (c)	$3,617.5	$3.5	$3,621.0
Adjustments during the year ended September 30, 2015:
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
Fiscal 2013
On December 31, 2012, the Company purchased substantially all of the assets of Attune Foods, Inc. (“Attune”) for approximately $9.2 of cash. On May 28, 2013, the Company completed its acquisition of certain assets of the branded and private label cereal, granola and snacks business of Hearthside Food Solutions (“Hearthside”) for approximately $159.9 of cash. The Company integrated this business with the Attune business and the combined results are reported in the Private Brands segment (see Note 20). Based upon the purchase price allocations for the Attune and Hearthside acquisitions, the Company recorded $51.5 of customer relationships to be amortized over a weighted-average period of 19 years, $14.2 to trademarks/brands to be amortized over a weighted-average period of 24 years, and $1.6 to other intangible assets to be amortized over a weighted-average period of 2 years.
On September 3, 2013, the Company completed its acquisition of Premier Nutrition Corporation (“PNC”) for approximately $186.0 of cash. PNC is reported in Post’s Active Nutrition segment (see Note 20). Based upon the purchase price allocation, the Company recorded $53.2 of customer relationships to be amortized over a weighted-average period of 19 years, $56.3 to trademarks/brands to be amortized over a weighted-average period of 20 years, and $3.1 to other intangible assets to be amortized over a weighted-average period of 5 years. During the first quarter of fiscal 2014, a final settlement of net working capital was reached, resulting in an increase in total consideration of approximately $0.1 and a corresponding increase in goodwill. In addition, during the second quarter of fiscal 2014, $1.2 of pre-acquisition net operating losses (“NOLs”) were identified and a deferred tax asset was recorded as well as a corresponding decrease to goodwill.
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

	Attune	Hearthside	PNC
Cash and cash equivalents	$—	$—	$2.1
Receivables	0.5	5.5	11.3
Inventories	2.6	6.3	23.9
Deferred tax asset - current	—	—	6.9
Prepaid expenses and other current assets	0.1	0.2	2.8
Property	0.1	15.6	0.7
Goodwill	3.6	71.5	47.2
Other intangible assets	3.8	63.5	112.6
Accounts payable	(1.3)	(2.1)	(15.6)
Other current liabilities	(0.2)	(0.3)	(2.4)
Deferred tax liability - long-term	—	(0.3)	(2.8)
Other liabilities	—	—	(0.7)
Total acquisition cost	$9.2	$159.9	$186.0
Acquisition related costs
During the years ended September 30, 2015, 2014 and 2013, the Company incurred acquisition related expenses of $14.1, $29.7 and $5.7, respectively, recorded as “Selling, general and administrative expenses.” These costs include amounts for transactions that were signed, spending for due diligence on potential acquisitions that were not signed or announced at the time of the Company’s annual reporting, and spending for divestiture transactions.

Pro Forma Information
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of all businesses acquired in fiscal years 2015, 2014 and 2013 for the periods presented as if the fiscal 2015 acquisitions had occurred on October 1, 2013, the fiscal 2014 acquisitions had occurred on October 1, 2012 and the fiscal 2013 acquisitions had occurred on October 1, 2011 along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustment on acquired business and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	2015	2014	2013
Pro forma net sales	$5,123.1	$5,005.8	$3,874.7
Pro forma net (loss) earnings available to common shareholders	$(89.9)	$(342.3)	$11.0
Pro forma basic (loss) earnings per share	$(1.59)	$(8.62)	$0.34
Pro forma diluted (loss) earnings per share	$(1.59)	$(8.62)	$0.33
NOTE 6 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2013
Goodwill (gross)	$1,794.1	$—	$48.3	$75.1	$1,917.5
Accumulated impairment losses	(427.8)	—	—	—	(427.8)
Goodwill (net)	$1,366.3	$—	$48.3	$75.1	$1,489.7
Goodwill acquired	5.6	1,347.2	104.1	154.1	1,611.0
Impairment loss	(181.3)	—	(31.3)	—	(212.6)
Purchase price true-up adjustment	—	—	(1.1)	—	(1.1)
Currency translation adjustment	(0.4)	—	—	0.1	(0.3)
Balance, September 30, 2014
Goodwill (gross)	$1,799.3	$1,347.2	$151.3	$229.3	$3,527.1
Accumulated impairment losses	(609.1)	—	(31.3)	—	(640.4)
Goodwill (net)	$1,190.2	$1,347.2	$120.0	$229.3	$2,886.7
Goodwill acquired	195.6	—	18.6	49.6	263.8
Impairment loss	—	—	(57.0)	—	(57.0)
Purchase price true-up adjustment	—	(5.6)	10.8	—	5.2
Currency translation adjustment	(1.0)	—	—	(24.9)	(25.9)
Balance, September 30, 2015
Goodwill (gross)	$1,993.9	$1,341.6	$180.7	$254.0	$3,770.2
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.8	$1,341.6	$92.4	$254.0	$3,072.8
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal years 2015, 2014 and 2013, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units, excluding Dymatize and the international operations of PowerBar which are 100%). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation for all reporting units, excluding Dymatize and the international operations of PowerBar which are 0%) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data.
As of September 30, 2015, the Company recorded a charge of $57.0 for the impairment of goodwill. The impairment charge relates to the Active Nutrition segment and is primarily the result of fourth quarter production issues at Dymatize which resulted in the Company’s decision to close its manufacturing facility and permanently transfer production to third party facilities under co-manufacturing agreements.
As of September 30, 2014, the Company recorded a total charge of $212.6 for the impairment of goodwill. The Post Consumer Brands segment recognized $181.3 primarily resulting from the acceleration of declines within the branded ready-to-eat cereal category. Additionally, the expectation was that revenue and profit growth would be challenged in the medium to long-term. The Active Nutrition segment recognized charges of $31.3 resulting from reduced near-term profitability related to supply chain disruptions at Dymatize, which were identified subsequent to the initial valuation at the acquisition date of February 1, 2014, and incremental remediation expenses.
For the year ended September 30, 2013, the Company conducted an impairment review and concluded that there was no impairment of goodwill as of September 30, 2013.
These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 13. The goodwill impairment losses are aggregated with trademark impairment losses in “Impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations.
NOTE 7 — INCOME TAXES
The (benefit) provision for income taxes consisted of the following:

	Year Ended September 30,
	2015	2014	2013
Current:
Federal	$59.5	$0.9	$33.0
State	2.9	—	3.2
Foreign	5.7	2.9	—
	68.1	3.8	36.2
Deferred:
Federal	(116.0)	(80.1)	(26.8)
State	(2.1)	(7.3)	(1.8)
Foreign	(2.0)	(0.1)	(0.5)
	(120.1)	(87.5)	(29.1)
Income tax (benefit) provision	$(52.0)	$(83.7)	$7.1
A reconciliation of income tax (benefit) provision with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2015	2014	2013
Computed tax at federal statutory rate (35%)	$(58.6)	$(149.4)	$7.8
Non-deductible goodwill impairment loss	16.5	70.9	—
Non-deductible compensation	0.4	0.8	0.7
Non-deductible transaction costs	0.6	2.8	0.2
Domestic production activities deduction	(5.9)	—	(2.9)
State income taxes, net of effect on federal tax	(7.2)	(6.6)	1.0
Non-taxable interest income	(2.7)	(2.9)	—
Valuation allowances	6.7	2.3	—
Change in deferred tax rates	4.9	(0.9)	0.3
Uncertain tax positions	(3.4)	(0.2)	0.1
Other, net (none in excess of 5% of computed tax)	(3.3)	(0.5)	(0.1)
Income tax (benefit) provision	$(52.0)	$(83.7)	$7.1
The effective tax rate for fiscal 2015 was 31.1% compared to 19.6% for fiscal 2014 and 31.8% for fiscal 2013.

The effective tax rate for fiscal 2015 was affected by incremental tax expense (benefit) of $16.5 related to the non-deductible goodwill impairment loss, $0.4 resulting from non-deductible compensation in accordance with the provisions of Internal Revenue Code (“IRC”) section 162(m), $0.6 resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions, $6.7 resulting from recording valuation allowances against the net deferred tax assets of various subsidiaries, $(2.7) resulting from the receipt of non-taxable interest income, $4.9 resulting from changes in deferred tax rates and $(3.4) resulting from changes in uncertain tax positions.
The effective tax rate for fiscal 2014 was affected by incremental tax expense (benefit) of $70.9 related to the non-deductible goodwill impairment loss, $0.8 resulting from non-deductible compensation in accordance with the provisions of IRC section 162(m), $2.8 resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions, $2.3 resulting from recording a valuation allowance against the net deferred tax assets of a Canadian subsidiary, and $(2.9) resulting from the receipt of non-taxable interest income.
The effective tax rate for fiscal 2013 was affected by $0.7 of incremental tax expense resulting from non-deductible compensation in accordance with the provisions of IRC section 162(m), and $0.2 of incremental tax expense resulting from non-deductible outside service expenses incurred in relation to merger and acquisition transactions.
For fiscal 2015 and 2013, the effective tax rate was reduced by the effects of the Domestic Production Activities Deduction (“DPAD”) of $(5.9) and $(2.9), respectively. There was no DPAD effect on the fiscal 2014 effective tax rate. The effective tax rate was also impacted in all three fiscal years by minor effects of shifts between the relative amounts of domestic and foreign income and state tax apportionment.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2015			September 30, 2014
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued vacation, incentive and severance	$21.4	$—	$21.4	$6.5	$—	$6.5
Net operating loss carryforwards, credits	5.0	—	5.0	7.3	—	7.3
Stock-based and deferred compensation	0.6	—	0.6	2.7	—	2.7
Inventory	15.6	—	15.6	5.6	—	5.6
Accrued liabilities	4.5	—	4.5	7.1	—	7.1
Other items	5.4	(4.0)	1.4	1.4	(3.3)	(1.9)
Total gross deferred income taxes, current	52.5	(4.0)	48.5	30.6	(3.3)	27.3
Valuation allowance	(0.8)	—	(0.8)	(0.3)	—	(0.3)
Total current deferred income taxes	51.7	(4.0)	47.7	30.3	(3.3)	27.0

Noncurrent:
Property	—	(150.4)	(150.4)	—	(142.5)	(142.5)
Intangible assets	—	(819.6)	(819.6)	—	(863.1)	(863.1)
Pension and other postretirement benefits	47.4	—	47.4	42.9	—	42.9
Stock-based and deferred compensation	20.9	—	20.9	14.7	—	14.7
Derivative mark-to-market adjustments	48.8	—	48.8	15.4	—	15.4
Net operating loss carryforwards, credits	21.2	—	21.2	23.4	—	23.4
Other items	10.2	—	10.2	1.5	—	1.5
Total gross deferred income taxes, noncurrent	148.5	(970.0)	(821.5)	97.9	(1,005.6)	(907.7)
Valuation allowance	(10.3)	—	(10.3)	(7.4)	—	(7.4)
Total non-current deferred income taxes	138.2	(970.0)	(831.8)	90.5	(1,005.6)	(915.1)
Total deferred taxes	$189.9	$(974.0)	$(784.1)	$120.8	$(1,008.9)	$(888.1)
As of September 30, 2015, Post had federal net operating loss (“NOL”) carryforwards totaling approximately $85.1 which have expiration dates beginning in fiscal 2021 and extending through fiscal 2034, state NOL carryforwards totaling approximately $112.3 which have expiration dates beginning in fiscal 2016 and extending through fiscal 2034 and NOL carryforwards in foreign jurisdictions of approximately $14.1 which have expiration dates beginning in fiscal 2026 and extending through fiscal 2034.

Certain of these NOLs and carryforwards were acquired through acquisitions made during fiscal 2013 and 2014. As a result of these ownership changes, the deductibility of the NOLs is subject to limitation under section 382 of the IRC and similar limitations under state tax law. Giving consideration to the section 382 and state limitations, the Company believes it will generate sufficient taxable income to fully utilize the federal and certain state NOLs before they expire. Approximately $3.8 of the State NOLs have been offset by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future.
The tax benefit of foreign NOLs and certain other deferred tax assets in foreign jurisdictions have been offset by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future.
No provision has been made for income taxes on undistributed earnings of consolidated non-U.S. subsidiaries of $11.9 at September 30, 2015 since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
For fiscal 2015, 2014 and 2013, foreign income (loss) before income taxes was $7.0, $0.6 and $(2.0), respectively.
Unrecognized Tax Benefits
The Company recognizes the tax benefit from uncertain tax positions only if it is “more likely than not” the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made.
Unrecognized tax benefits activity for the years ended September 30, 2015 and 2014 is presented in the following table:

Unrecognized tax benefits, September 30, 2013	$3.6
Additions for tax positions taken in current year and acquisitions	4.3
Reductions for tax positions taken in prior years	—
Settlements with tax authorities/statute expirations	(0.5)
Unrecognized tax benefits, September 30, 2014	$7.4
Additions for tax positions taken in current year and acquisitions	7.2
Reductions for tax positions taken in prior years	(2.8)
Settlements with tax authorities/statute expirations	(0.5)
Unrecognized tax benefits, September 30, 2015	$11.3
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate is $7.9 at September 30, 2015. The Company believes that, due to expiring statutes of limitations and settlements with authorities, it is reasonably possible that the total unrecognized tax benefits may decrease by approximately $2.2 within twelve months of the reporting date.
The Company classifies tax-related interest and penalties as components of income tax expense. The accrued interest and penalties are not included in the table above. The Company had accrued interest and penalties of approximately $2.5 and $0.9 at September 30, 2015 and September 30, 2014, respectively. The Company had net expense of approximately $0.0, $0.8 and $0.1 for interest and penalties in the Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013, respectively. Interest and penalties were computed on the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns.
Based on the provisions of the Tax Allocation Agreement between Post and its former owner, the former owner retained responsibility for income tax liabilities and income tax returns related to all periods prior to the separation date of February 3, 2012. U.S. federal, U.S. state and Canadian income tax returns for the tax years ended September 30, 2014, 2013 and 2012 are subject to examination by the tax authorities in each respective jurisdiction.
For the acquisitions made in 2015, 2014 and 2013, the seller generally retained responsibility for all income tax liabilities through the date of acquisition. With respect to the Michael Foods acquisition, Post assumed all income tax liabilities for those jurisdictions which remain subject to examination, consisting of tax years 2012 through the short year ended June 2, 2014, the date of acquisition.
NOTE 8 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is based on the average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. The Company’s tangible equity units (“TEUs”) (see Note 18) are assumed to be settled at the minimum settlement amount for weighted-average shares for basic (loss) earnings per share. For diluted (loss) earnings per share, the shares, to the extent dilutive, are assumed to be settled as described in Note 18.

	Year ended September 30,
	2015	2014	2013
Net (loss) earnings for basic (loss) earnings per share	$(132.3)	$(358.6)	$9.8
Net (loss) earnings for diluted (loss) earnings per share	$(132.3)	$(358.6)	$9.8

Weighted-average shares outstanding	51.8	38.0	32.7
Effect of TEUs on weighted-average shares for basic (loss) earnings per share	4.9	1.7	—
Weighted-average shares for basic (loss) earnings per share	56.7	39.7	32.7
Effect of dilutive securities:
Stock options	—	—	0.1
Stock appreciation rights	—	—	0.1
Restricted stock awards	—	—	0.1
Total dilutive securities	—	—	0.3
Weighted-average shares for diluted (loss) earnings per share	56.7	39.7	33.0

Basic (loss) earnings per common share	$(2.33)	$(9.03)	$0.30
Diluted (loss) earnings per common share	$(2.33)	$(9.03)	$0.30
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted (loss) earnings per share as they were anti-dilutive.

	Year ended September 30,
	2015	2014	2013
Stock options	4.2	3.0	0.3
Stock appreciation rights	0.3	0.3	—
Restricted stock awards	0.5	0.4	—
TEUs	—	1.1	—
Preferred shares conversion to common	11.0	11.0	5.1
NOTE 9 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2015	2014	2013
Advertising and promotion expenses	$137.3	$121.8	$118.4
Repair and maintenance expenses	92.1	58.6	41.6
Research and development expenses	16.8	10.2	8.6
Rent expense	23.3	11.3	4.8
Loss on foreign currency	6.0	14.0	0.1
Interest income	(0.8)	(1.0)	(0.3)
Interest paid	235.5	143.3	76.3
Income taxes paid	46.4	11.9	25.5

NOTE 10 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2015	2014
Receivables, net
Trade	$360.2	$332.2
Income tax receivable	1.0	67.1
Other	7.0	15.8
	368.2	415.1
Allowance for doubtful accounts	(2.0)	(1.4)
	$366.2	$413.7
Inventories
Raw materials and supplies	$142.5	$99.2
Work in process	15.3	16.3
Finished products	286.8	235.8
Flocks	20.7	29.4
	$465.3	$380.7
Accounts Payable
Trade	$226.4	$194.3
Book cash overdrafts	8.8	12.1
Other	30.0	18.6
	$265.2	$225.0
Other Current Liabilities
Advertising and promotion	$61.9	$60.9
Accrued interest	58.6	47.8
Accrued compensation	109.0	32.4
Acquisition-related accruals	1.4	50.7
Income and other taxes payable	19.1	5.8
Other	79.8	71.7
	$329.8	$269.3
Other Liabilities
Pension and other postretirement benefit obligations	$124.1	$114.1
Interest rate swaps	127.9	40.4
Accrued compensation - long-term	15.9	12.3
Other	22.3	15.6
	$290.2	$182.4
NOTE 11 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

	September 30,
	2015	2014	2013
Balance, beginning of year	$1.4	$0.3	$0.3
Provision charged to expense	0.7	0.3	—
Write-offs, less recoveries	(0.3)	(0.2)	—
Impact of acquisitions	0.2	1.0	—
Balance, end of year	$2.0	$1.4	$0.3
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
The Company maintains options, futures contracts and interest rate swaps which have been designated as economic hedges of raw materials, energy purchases and variable rate debt.

As of September 30, 2015, the notional amounts of commodity contracts and energy futures were $42.2 and $19.9, respectively. These contracts relate to raw materials that generally will be utilized within the next 12 months. At September 30, 2015 and September 30, 2014, the Company had pledged collateral of $10.7 and $12.6, respectively, related to its commodity and energy hedging contracts. These amounts are classified as “Restricted cash” on the Consolidated Balance Sheets.
As of September 30, 2015, the Company had interest rate swaps with a notional amount of $727.6 that obligate Post to pay a fixed rate of 3.1% and receive one-month LIBOR and will result in cash payments beginning in June 2016 and ending in May 2021. In addition, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a net settlement in July 2018.
Commodity and energy derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the relevant interest rate curve.
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of September 30, 2015 and 2014.

		Fair Value of Assets as of September 30, 2015
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Commodity contracts	Prepaid expenses and other current assets	$0.4	$—	$0.4
Energy futures	Prepaid expenses and other current assets	0.2	—	0.2
		$0.6	$—	$0.6

		Fair Value of Liabilities as of September 30, 2015
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$1.2	$—	$1.2
Energy futures	Other current liabilities	4.7	—	4.7
Interest rate swaps	Other current liabilities	4.9	—	4.9
Interest rate swaps	Other liabilities	127.9	—	127.9
		$138.7	$—	$138.7

		Fair Value of Liabilities as of September 30, 2014
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$8.0	$—	$8.0
Energy futures	Other current liabilities	0.9	—	0.9
Interest rate swaps	Other current liabilities	2.7	—	2.7
Interest rate swaps	Other liabilities	40.4	—	40.4
		$52.0	$—	$52.0
The following table presents the recognized (gain) or loss from derivative instruments that were not designated as qualified hedging instruments on the Company’s Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013.

	Location of (Gain) Loss Recognized in Earnings	Amount of (Gain) Loss Recognized in Earnings
		2015	2014	2013
Commodity contracts	Cost of goods sold	$(5.2)	$12.4	$0.6
Energy futures	Cost of goods sold	12.8	0.4	0.3
Foreign exchange contracts	Selling, general and administrative expenses	—	6.3	—
Interest rate swaps	Other expense	92.5	35.5	—
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table presents the assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	September 30, 2015			September 30, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Deferred compensation investment	$10.3	$10.3	$—	$10.2	$10.2	$—
Derivative assets	0.6	—	0.6	—	—	—
	$10.9	$10.3	$0.6	$10.2	$10.2	$—

Liabilities
Deferred compensation liabilities	$14.2	$—	$14.2	$12.3	$—	$12.3
Derivative liabilities	138.7	—	138.7	52.0	—	52.0
	$152.9	$—	$152.9	$64.3	$—	$64.3
The following table represents the fair value of Post’s long-term debt which is not recorded at fair value in the Consolidated Balance Sheets, but is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	September 30, 2015	September 30, 2014
Senior notes	$4,112.5	$2,768.2
Term loan	374.0	872.9
TEUs (debt component; see Note 18)	28.6	29.5
4.57% 2012 Series Bond maturing September 2017	2.9	4.8
Secured notes	—	1.1
Capital leases	2.8	3.8
	$4,520.8	$3,680.3
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
As stated previously (see Note 4), the Company has land, building and equipment classified as assets held for sale as of September 30, 2015 and 2014 related to the closure of its Modesto, California facility as well as equipment held for sale at September 30, 2015 related to the closure of its Dymatize facility. At September 30, 2015 and September 30, 2014, the carrying value and estimated fair value less estimated costs to sell of the assets held for sale was $11.4 and $16.4, respectively, and is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The fair value of the assets held for sale related to the Modesto, California facility were measured at fair value on a nonrecurring basis based on a third-party offer to purchase the facility. The fair value of the assets held for sale related to the Dymatize machinery and equipment was measured at fair value on a nonrecurring basis based on information provided by external sources, along with management’s own assumptions. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs.
The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities (less than 12 months) of these financial instruments.
NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	September 30,
	2015	2014
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	875.0
6.00% Senior Notes maturing December 2022	630.0	630.0
7.75% Senior Notes maturing March 2024	800.0	—
8.00% Senior Notes maturing July 2025	400.0	—
Term Loan	374.4	882.8
TEUs (see Note 18)	25.1	38.4
4.57% 2012 Series Bond maturing September 2017	2.9	4.8
Secured notes	—	1.1
Capital leases	2.8	3.8
	4,485.2	3,810.9
Less: Current Portion	(16.0)	(25.6)
Plus: Unamortized premium (discount), net	42.2	45.2
Total long-term debt	$4,511.4	$3,830.5
On February 3, 2012, the Company issued 7.375% senior notes due in February 2022 in an aggregate principal amount of $775.0 to Post’s former owner pursuant to a contribution agreement in connection with the internal reorganization. The 7.375% senior notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee.
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
On November 18, 2013, the Company issued $525.0 principal value of 6.75% senior notes due in December 2021. The 6.75% senior notes were issued at par and the Company received $516.2 after paying investment banking and other fees of $8.8, which will be deferred and amortized to interest expense over the terms of the notes. On March 19, 2014, the Company issued an additional $350.0 principal value of 6.75% senior notes due in December 2021. The additional 6.75% senior notes were issued at 105.75% of par value and the Company received $364.0 after paying investment banking and other fees of $6.1, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 6.75% senior notes are due semi-annually each June 1 and December 1.

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
On August 18, 2015, the Company issued $800.0 principal value of 7.75% senior notes due in March 2024 and $400.0 principal value of 8.00% senior notes due in July 2025. The 7.75% and 8.00% senior notes were issued at par. The Company received $1,187.9 after paying investment banking and other fees of $12.1, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 7.75% senior notes are due semi-annually each March 15 and September 15. Interest payments on the 8.00% senior notes are due semi-annually each January 15 and July 15.
All of the Company’s senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future material domestic subsidiaries, with the exception of immaterial subsidiaries (the “Guarantors”). Our foreign subsidiaries do not guarantee the senior notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). See Note 21 for additional information.
On January 29, 2014, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) among the Company, the institutions from time to time party thereto as Lenders (the “Lenders”), Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, as Syndication Agent, Credit Suisse AG, Cayman Islands Branch and Goldman Sachs Bank USA, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. The Credit Agreement, together with a Joinder Agreement No. 1, dated May 1, 2014, provided for a revolving credit facility in an aggregate principal amount of $400.0 (the “Revolving Credit Facility”) and potential incremental revolving and term facilities at the request of the Company and at the discretion of the Lenders, on terms to be determined and in a maximum aggregate amount not to exceed the greater of $600.0 and an amount such that the Company’s pro forma senior secured leverage ratio would not exceed 2.50 to 1.00. The outstanding amounts under the Revolving Credit Facility must be repaid on or before January 29, 2019. The Company incurred $3.6 of issuance costs in connection with the Credit Agreement. The revolving credit facility has outstanding letters of credit of $4.2 which reduces the available borrowing capacity to $395.8 at September 30, 2015.
Borrowings under the Revolving Credit Facility bear interest at the Eurodollar Rate or the Base Rate (as such terms are defined in the Credit Agreement) plus an applicable margin ranging from 2.00% to 2.50% for Eurodollar Rate-based loans and from 1.00% to 1.50% for Base Rate-based loans, depending upon the Company’s senior secured leverage ratio.
On June 2, 2014, the Company entered into a Joinder Agreement No. 2 (the “Joinder No. 2”), by and among Barclays Bank PLC, the Company and the guarantors party thereto, and consented to by Wells Fargo Bank, National Association, as Administrative Agent. The Joinder No. 2 provided for, upon completion of the acquisition of Michael Foods and subject to certain other conditions, an incremental term loan of $885.0 (the “Prior Term Loan”) under the Company’s existing Credit Agreement. Pursuant to the Joinder No. 2, the Company borrowed approximately $885.0 as a Term Loan under the Credit Agreement. The loan was issued at 99.5% of par and the Company received $860.9 after accounting for the original issue discount of $4.4 and paying investment banking and other fees of $19.7.
On March 6, 2015, the Company entered into a Second Amendment to the Credit Agreement. On May 4, 2015, Post entered into a Joinder Agreement No. 3 (the “Joinder No. 3”), by and among Credit Suisse AG, Cayman Islands Branch, the Company and the guarantors party thereto, and consented to by Wells Fargo Bank, National Association, as Administrative Agent. The Joinder No. 3 provided for, in connection with the completion of the Company’s acquisition of MOM Brands, an incremental term loan of $700.0 (the “New Term Loan”) under the Company’s Credit Agreement. The Company incurred $19.4 of issuance costs in connection with the Credit Agreement and the New Term Loan as of September 30, 2015. The outstanding amounts under the New Term Loan bear interest at the same rate as the outstanding amounts under the Prior Term Loan. On May 4, 2015, Wells Fargo Bank, National Association resigned as Administrative Agent under the Credit Agreement and was replaced by Barclays Bank PLC.
The Company utilized a portion of the net proceeds from the issuance of the 7.75% senior notes and the 8.00% senior notes, together with the net proceeds from the August 18, 2015 common stock issuance to repay $1,200.0 of the Prior Term Loan and the New Term Loan outstanding under the Credit Agreement. As a result of this repayment, the Company is no longer required to make quarterly term loan principal installment payments. In connection with the early repayment of the term loan, the Company expensed $30.0 of deferred financing fees and unamortized debt discount in the year ended September, 30, 2015.
The Credit Agreement contains customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, maintenance of property, existence, insurance and books and records, inspection rights, obligation to provide collateral and guarantees by new subsidiaries, limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, use of proceeds, amendments of organization documents, accounting changes, prepayments and amendments of indebtedness, dispositions of assets, acquisitions and other investments, transactions with affiliates, dividends and redemptions or repurchases of stock, capital expenditures, and granting liens on certain real property. The

Credit Agreement also contains customary financial covenants including: (a) a quarterly maximum senior secured leverage ratio of 3.00 to 1.00, and (b) a quarterly minimum interest coverage ratio of 1.75 to 1.00. With limited exceptions, the Credit Agreement permits the Company to incur additional unsecured debt only if its consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than 2.00 to 1.00 after giving effect to such new debt.
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
The Company’s obligations under the Credit Agreement are unconditionally guaranteed by each of its existing and subsequently acquired or organized material domestic subsidiaries. The Company’s obligations under the Credit Agreement are secured by security interests on substantially all of the personal property assets of the Company and the Guarantors and are secured by the material domestic real property assets of the Company and the Guarantors.
In February 2014, the Company paid $2.5 of financing fees to the underwriters of a financing commitment the Company entered into in September 2013 to fund our acquisition of Dakota Growers. The commitment was not exercised and the Company expensed the full amount to interest expense in the year ended September 30, 2014. In addition, financing costs of $4.3 related to the unused bridge loan and $6.7 for the portion of the term loan commitment not used were immediately recorded to interest expense during the year ended September 30, 2014.
In connection with the acquisition of Michael Foods, the Company assumed debt consisting of a 4.57% 2012 Series Bond and the secured notes. The 4.57% 2012 Series Bond guarantees the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facility in Wakefield, Nebraska. The bond bears interest at a rate of 4.57% and matures September 15, 2017. The secured notes, which had a maturity date of November 30, 2014 and were secured by equipment used in Michael Foods’ potato products facility, were paid in full on November 28, 2014.
At September 30, 2015, capital leases consisted of a lease, with an outstanding balance of $2.8, on Michael Foods’ Winnipeg, Manitoba egg products processing facility which expires August 31, 2022.
Debt Covenants
The terms of the Credit Facility require the Company to comply with certain financial covenants consisting of ratios for maximum senior secured leverage and minimum interest expense coverage. As of September 30, 2015, the Company was in compliance with all such financial covenants. The Company does not believe non-compliance is reasonably likely in the foreseeable future.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “opt-out” cases, brought primarily by various grocery chains and food companies, assert the same allegations as in the main action. The opt-out cases are also pending in the Eastern District of Pennsylvania where they are being treated as related to the main action. On September 18, 2015, the court denied the motion of the Indirect Purchaser Plaintiffs for class certification. On September 21, 2015, the court granted the motion of the Direct Purchaser Plaintiffs to certify a shell-egg subclass, but denied their motion to certify an egg-products subclass.
Michael Foods received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 27, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as Michael Foods’ participation in various programs of United Egg Producers. The Florida Attorney General’s Office has not taken any further enforcement action during the pendency of proceedings in the civil antitrust litigation referenced above. Further compliance is suspended pending proceedings in the civil antitrust litigation referenced above.
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
Post’s operations are also subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater discharge and pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company’s foreign facilities are subject to local and national regulations similar to those applicable to us in the United States. Additionally, many of the Michael Foods facilities discharge wastewater pursuant to wastewater discharge permits. The Company disposes of waste from its internal egg production primarily by transferring it to farmers for use as fertilizer and disposes of solid waste from potato processing primarily by transferring it to one or more processors who convert it to animal feed. Post has made, and will continue to make, expenditures to ensure environmental compliance.
Lease Commitments
Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2015 were $14.3, $13.6, $8.4, $7.6, $6.1 and $10.9 for fiscal 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.
NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the United States and Canada for our Post Foods business. Certain of the Company’s employees are eligible to participate in the Company’s qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Inc. The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and certain allocations. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.
Effective January 1, 2011, benefit accruals for defined benefit pension plans were frozen for all administrative employees and certain production employees.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2015, and a statement of the funded status and amounts recognized in the combined balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	Year Ended September 30,		Year Ended September 30,
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of period	$51.7	$44.1	$105.2	$87.7
Service cost	3.8	3.5	2.0	1.9
Interest cost	2.2	2.2	4.8	4.5
Plan participants’ contributions	0.7	0.7	—	—
Actuarial loss (gain)	3.7	3.7	3.1	12.8
Benefits paid	(2.4)	(1.9)	(1.3)	(1.1)
Currency translation	(1.6)	(0.6)	(1.4)	(0.6)
Benefit obligation at end of period	$58.1	$51.7	$112.4	$105.2

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$41.9	$32.1	$—	$—
Actual return on plan assets	(0.3)	3.9	—	—
Employer contributions	6.2	7.7	1.3	1.1
Plan participants’ contributions	0.7	0.7	—	—
Benefits paid	(2.4)	(1.9)	(1.3)	(1.1)
Currency translation	(1.7)	(0.6)	—	—
Fair value of plan assets at end of period	44.4	41.9	—	—
Funded status	$(13.7)	$(9.8)	$(112.4)	$(105.2)

Amounts recognized in assets or liabilities
Other assets	$0.5	$1.2	$—	$—
Other current liabilities	—	—	(2.5)	(2.1)
Other liabilities	(14.2)	(11.0)	(109.9)	(103.1)
Net amount recognized	$(13.7)	$(9.8)	$(112.4)	$(105.2)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$15.1	$9.6	$26.7	$25.3
Prior service cost (credit)	0.6	0.9	(1.3)	(2.8)
Total	$15.7	$10.5	$25.4	$22.5

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	4.55%	4.56%	4.60%	4.61%
Discount rate — Canadian plans	3.82%	4.25%	3.91%	4.45%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%	2.75%
The accumulated benefit obligation exceeded the fair value of plan assets for the domestic pension plans at September 30, 2015 and September 30, 2014. The aggregate accumulated benefit obligation for pension plans was $55.1 at September 30, 2015 and $48.7 at September 30, 2014.

The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income.

	Pension Benefits
	Year Ended September 30,
	2015	2014	2013
Components of net periodic benefit cost
Service cost	$3.8	$3.5	$4.2
Interest cost	2.2	2.2	1.8
Expected return on plan assets	(2.4)	(2.0)	(1.7)
Recognized net actuarial loss	0.9	0.7	1.1
Recognized prior service cost	0.3	0.3	0.4
Curtailments/settlements/special termination benefits	—	—	1.7
Net periodic benefit cost	$4.8	$4.7	$7.5

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	4.56%	5.15%	4.13%
Discount rate — Canadian plans	4.25%	4.87%	4.25%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	3.00%
Expected return on plan assets — U.S. plans	5.72%	5.99%	6.00%
Expected return on plan assets — Canadian plans	6.00%	6.00%	6.25%

Changes in benefit obligation recognized in Total Comprehensive (Loss) Income
Net loss (gain)	$6.4	$1.7	$(2.1)
Recognized loss	(0.9)	(0.7)	(1.1)
Recognized prior service cost	(0.3)	(0.3)	(0.4)
Total recognized in other comprehensive income or loss (before tax effects)	$5.2	$0.7	$(3.6)

	Other Benefits
	Year Ended September 30,
	2015	2014	2013
Components of net periodic benefit cost
Service cost	$2.0	$1.9	$2.4
Interest cost	4.8	4.5	4.0
Recognized net actuarial loss	1.4	0.4	1.7
Recognized prior service credit	(1.6)	(2.4)	(1.1)
Net periodic benefit cost	$6.6	$4.4	$7.0

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	4.61%	5.21%	3.96%
Discount rate — Canadian plans	4.45%	5.01%	4.39%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	3.00%

Changes in plan assets and benefit obligation recognized in Total Comprehensive (Loss) Income
Net loss (gain)	$3.1	$12.8	$(14.9)
Recognized loss	(1.4)	(0.4)	(1.7)
Prior service credit	—	—	(3.5)
Recognized prior service credit	1.6	2.4	1.1
Currency translation	(0.3)	—	—
Total recognized in other comprehensive income or loss (before tax effects)	$3.0	$14.8	$(19.0)

For pension benefits, the estimated net actuarial loss and prior service cost (credit) expected to be reclassified from accumulated other comprehensive loss into net periodic benefit cost during 2016 related to pension benefits are $1.1 and $0.3, respectively. The corresponding amounts related to other postretirement benefits are $1.5 and $(1.1), respectively.
The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 50.0% equity securities (comprised of 27.5% U.S. equities and 22.5% foreign equities), 39.5% debt securities, 10.0% real assets and 0.5% cash. At September 30, 2015, equity securities were 48.6%, debt securities were 45.2%, real assets were 4.4% and other was 1.8% of the fair value of total plan assets, approximately 80.0% of which was invested in passive index funds. At September 30, 2014, equity securities were 55.8%, debt securities were 37.3%, real assets were 5.7% and other was 1.2% of the fair value of total plan assets, approximately 85.0% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The following table represents the pension plan’s assets measured at fair value on a recurring basis and the basis for that measurement (for more information on the fair value framework in ASC Topic 820, refer to Note 13).

	September 30, 2015			September 30, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Mutual funds:
Equities	$21.5	$—	$21.5	$23.4	$—	$23.4
Bonds	4.8	4.8	—	2.6	2.6	—
Pooled Assets	3.9	—	3.9	3.0	—	3.0
Fixed income	11.4	—	11.4	10.0	—	10.0
Real assets	2.0	—	2.0	2.4	—	2.4
	43.6	4.8	38.8	41.4	2.6	38.8
Cash	0.8	0.8	—	0.5	0.5	—
	$44.4	$5.6	$38.8	$41.9	$3.1	$38.8
The fair value of mutual funds is based on quoted net asset values of the shares held by the plan at year end.
For September 30, 2015 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2016 was 8.0% and 6.2% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5.0% for 2022 and beyond. For September 30, 2014 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2015 was 8.5% and 6.4% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5.0% for 2022 and beyond. For September 30, 2015 and 2014 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 7.5% and 6.0%, respectively, declining gradually to an ultimate rate of 5.0% for 2021 and beyond for the year ended September 30, 2015 and 5.0% for 2017 and beyond for the year ended September 30, 2014. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2015.

	Increase	Decrease
Effect on postretirement benefit obligation	$23.6	$(18.5)
Effect on total service and interest cost	1.6	(1.2)
As of September 30, 2015, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2016	2017	2018	2019	2020	2021- 2025
Pension benefits	$2.4	$2.2	$2.0	$2.1	$2.2	$15.0
Other benefits	2.6	3.1	3.6	4.0	4.2	24.8
Subsidy receipts	—	—	—	—	0.1	1.5
In addition to the above expected benefit payments, the Company expects to make contributions of $6.1 to its defined benefit pension plans and $2.6 to its postretirement medical benefit plans during fiscal 2016.
In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $11.7, $7.1 and $2.8 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

NOTE 17 — STOCK-BASED COMPENSATION
On February 3, 2012, the Company established the 2012 Long-Term Incentive Plan (the “Plan”) which permits the issuance of various stock-based compensation awards up to 6.5 million shares. The Plan allows the issuance of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units or other awards. Awards issued under the Plan have a maximum term of 10 years, provided, however, that the Compensation Committee of the Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside the United States.
Total compensation cost for cash and non-cash stock-based compensation awards recognized in the fiscal years ended 2015, 2014 and 2013 was $29.2, $16.6 and $12.0, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $10.6, $5.4 and $3.9, respectively. As of September 30, 2015, the total compensation cost related to nonvested awards not yet recognized was $27.8, which is expected to be recognized over a weighted average period of 2.6 years.
In connection with an employee retirement and reorganization initiatives in fiscal 2015, the Company accelerated the vesting of unvested equity awards for four employees. As a result of this acceleration, the Company recorded $8.0 of incremental stock-based compensation expense in the year ended September 30, 2015.
Stock Appreciation Rights
Information about stock-settled stock appreciation rights (“SSAR”) is summarized in the following table. Upon exercise of each SSAR, the holder will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The Company uses shares from the Plan to settle SSARs exercised. The total intrinsic value of SSARs exercised was $2.1, $2.4 and $1.2 in the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

	Stock-Settled Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	266,856	$28.68
Granted	40,000	51.14
Exercised	(64,521)	19.75
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2015	242,335	34.76	6.40	$6.0
Vested and expected to vest as of September 30, 2015	242,335	34.76	6.40	6.0
Exercisable at September 30, 2015	157,335	27.41	5.25	5.0
In 2015, 2014 and 2013, the Company granted 40,000, 30,000 and 35,000 SSARs, respectively, to its non-management members of the Board of Directors. Due to vesting provisions of these awards the Company determined that these awards had subjective acceleration rights such that the Company expensed the grant date fair value upon issuance and recognized $0.7, $0.5 and $0.4 of related expense for the years ended September 30, 2015, 2014 and 2013, respectively.
The following table provides the weighted-average grant date fair value of SSARs granted calculated using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends (collectively, the “Black-Scholes Model”). The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and grant date fair values for SSARs granted during fiscal years ended 2015, 2014 and 2013 are summarized in the table below. For SSARs granted to Company employees prior to the separation from its former owner, the assumptions used in the Black-Scholes model were based on the former owner’s history and stock characteristics.

	2015	2014	2013
Expected term (in years)	6.5	6.5	6.5
Expected stock price volatility	29.2%	28.3%	29.4%
Risk-free interest rate	1.58%	1.92%	1.26%
Expected dividends	0%	0%	0%
Fair value (per SSAR)	$16.72	$17.69	$12.19

Cash Settled Stock Appreciation Rights

	Cash-Settled Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	20,628	$18.10
Granted	100,000	47.70
Exercised	(1,587)	18.10
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2015	119,041	42.97	8.86	$1.9
Vested and expected to vest as of September 30, 2015	119,041	42.97	8.86	1.9
Exercisable at September 30, 2015	19,041	18.10	4.98	0.8
The fair value of each cash settled stock appreciation right (“SAR”) was estimated each reporting period using the Black-Scholes Model. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The following table presents the assumptions used to remeasure the fair value of outstanding SARs at September 30, 2015, 2014 and 2013.

	2015	2014	2013
Expected term	4.79	2.5	3.5
Expected stock price volatility	29.7%	27.6%	27.6%
Risk-free interest rate	1.26%	0.83%	0.82%
Expected dividends	0%	0%	0%
Fair value (per right)	$29.10	$15.80	$23.09
Stock Options

	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	3,020,000	$34.21
Granted	1,625,000	49.74
Exercised	(470,000)	32.91
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2015	4,175,000	40.40	7.73	$78.1
Vested and expected to vest as of September 30, 2015	4,175,000	40.40	7.73	78.1
Exercisable at September 30, 2015	2,083,333	33.13	6.68	54.1
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical share options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and fair values for stock options granted during the years ended September 30, 2015, 2014 and 2013 are summarized in the table below.

	2015	2014	2013
Expected term	5.3	5.2	7.8
Expected stock price volatility	27.93%	26.11%	28.32%
Risk-free interest rate	1.57%	1.48%	1.19%
Expected dividends	0%	0%	0%
Fair value (per option)	$7.22	$10.65	$11.54
Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2014	228,502	$34.09
Granted	227,719	40.52
Vested	(217,638)	33.75
Forfeited	(7,603)	42.74
Nonvested at September 30, 2015	230,980	40.47
The grant date fair value of each restricted stock award was determined based upon the closing price of the Company’s stock on the date of grant. Of the 217,638 RSUs that vested in fiscal 2015, 104,166 will be settled at a future date within 60 days after the holder of the RSUs is no longer an executive officer of the Company. The total vest date fair value of restricted stock units that vested during fiscal 2015, 2014 and 2013 was $9.3, $6.3 and $5.3, respectively.
Cash Settled Restricted Stock Units

	Cash-Settled Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2014	174,613	$45.38
Granted	110,000	34.04
Vested	(58,997)	40.04
Forfeited	(15,951)	49.94
Nonvested at September 30, 2015	209,665	40.59
Cash settled restricted stock awards are liability awards and as such, their fair value is based upon the closing price of the Company’s stock for each reporting period, with the exception of 49,000 units that are valued at the greater of the closing stock price or the grant price of $51.43. Cash used by the Company to settle restricted stock units was $3.4, $1.8 and $1.1 for the years ended September 30, 2015, 2014 and 2013, respectively.
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

	Equity Component	Debt Component	TEUs Total
Price per TEU	$85.48	$14.52	$100.00
Gross proceeds	$245.7	$41.8	$287.5
Issuance costs	(7.6)	(1.3)	(8.9)
Net proceeds	$238.1	$40.5	$278.6

Balance sheet impact (at issuance)
Prepaid expenses and other current assets (deferred financing fees)	$—	$0.7	$0.7
Other assets (deferred financing fees)	—	0.6	0.6
Current portion of long-term debt	—	13.3	13.3
Long-term debt	—	28.5	28.5
Additional paid-in capital	238.1	—	238.1
The senior amortizing note component of each TEU’s initial principal amount of $14.5219, bears interest at 5.25% per annum and has a final installment payment date on June 1, 2017. The Company pays equal quarterly cash installments of $1.3125 per amortizing note on March 1, June 1, September 1 and December 1 of each year. Payments commenced on September 1, 2014. Each installment constitutes a payment of interest and a partial repayment of principal. Unless settled earlier at the holder’s or the Company’s option, each purchase contract will automatically settle on June 1, 2017 (subject to postponement in certain limited circumstances), and the Company will deliver not more than 2.0964 shares and not less than 1.7114 shares of its common stock per purchase contract, each subject to adjustment. For each purchase contract, the Company will deliver on the third business day immediately following the last trading day of the observation period a number of shares of its common stock determined as described below. The “observation period” will be the 20 consecutive trading day period beginning on, and including, the 22nd scheduled trading day immediately preceding June 1, 2017 (the “mandatory settlement date”). The number of shares of the Company’s common stock issuable upon mandatory settlement of each purchase contract (the “settlement amount”) will be equal to the sum of the “daily settlement amounts” (as defined below) for each of the 20 consecutive trading days during the relevant observation period.
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

The initial minimum settlement rate is approximately equal to the TEU stated amount of $100.00 divided by the initial threshold appreciation price of $58.4325 per share. The initial maximum settlement rate is approximately equal to the TEU stated amount of $100.0 divided by the initial reference price of $47.70 per share.
NOTE 19 — SHAREHOLDERS' EQUITY
In fiscal 2014, the Company issued approximately 3.2 million shares of its 2.5% Series C Cumulative Perpetual Convertible Preferred Stock and received net proceeds of $310.2 after paying offering-related fees and expenses of approximately $9.8. The preferred stock has a $0.01 par value per share and a $100.00 liquidation value per share. The preferred stock earns cumulative dividends at a rate of 2.5% per annum payable quarterly on February 15, May 15, August 15 and November 15, beginning on

February 15, 2014. The preferred stock is non-voting and ranks senior to our outstanding common stock upon the Company’s dissolution or liquidation. The preferred stock has no maturity date; however, holders of the preferred stock may convert their preferred stock at an initial conversion rate of 1.8477 shares of the Company’s common stock per share of convertible preferred stock, which is equivalent to a conversion price of $54.12 per share of common stock. Additionally, on or after February 15, 2019, the Company will have the option to redeem some or all the preferred stock at a redemption price equal to 100% of the liquidation preference per share, plus accrued and unpaid dividends if the closing sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.
In March 2014, the Company issued 5.75 million shares of common stock at a price to the public of $55.00 per share. The Company received net proceeds of $303.5 after paying offering related fees and expenses of approximately $12.8.
In May 2014, the Company issued 6.33 million shares of common stock at a price to the public of $47.70 per share. The Company received net proceeds of $289.9 after paying offering-related fees and expenses of approximately $11.8.
In February 2015, the Company issued 7.48 million shares of common stock at a price to the public of $47.50 per share. The Company received net proceeds of $341.4 after paying offering related fees and expenses of approximately $13.7.
On May 4, 2015, the Company completed its acquisition of MOM Brands. The purchase price was partially funded by the issuance of 2.45 million shares of the Company’s common stock to the former owners of MOM Brands. The shares were valued at the May 1, 2015 closing price of $46.60 per share for a total issuance of $114.4. The Company did not receive any of the proceeds from these shares of common stock.
In August 2015, the Company issued 6.73 million shares of common stock at a price to the public of $60.00 per share. The Company received net proceeds of $391.3 after paying offering related fees and expenses of approximately $12.3.
Reclassifications out of accumulated other comprehensive income (loss) into accumulated deficit for the reported periods include the amortization of actuarial loss and prior service cost (credit) for pension and postretirement benefits totaling $1.0, $(1.0) and $2.1 for the years ended September 30, 2015, 2014 and 2013, respectively. Amounts are primarily classified as “Cost of goods sold” on the Consolidated Statements of Operations
NOTE 20 — SEGMENTS
During the third quarter of fiscal 2015, the Company reorganized its management reporting and realigned its reportable segments in accordance with ASC 280, “Segment Reporting.” At September 30, 2015, the reportable segments were as follows:

•	Post Consumer Brands: primarily consisting of RTE cereals;

•	Michael Foods Group: including the predominantly foodservice and food ingredient egg, potato and pasta businesses and the retail cheese business;

•	Active Nutrition: including protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily consisting of peanut and other nut butters, dried fruit and nuts, and granola.
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, facility closure related costs, restructuring expenses, losses on assets held for sale, gain on sale of plant and other unallocated corporate income and expenses. During the first quarter of fiscal 2015, the Company changed its methodology for allocating certain corporate costs to segment profit. Accordingly, segment profit for the years ended September 30, 2014 and 2013 has been adjusted to align with current year presentation.
Post’s external revenues were primarily generated by sales within the United States; foreign (primarily located in Canada) sales were approximately 9% of total net sales. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2015 and 2014, the majority of Post’s tangible long-lived assets were located in the United States; the remainder is located primarily in Canada and has a net carrying value of approximately $47.2 and $56.0, respectively.
In the fiscal years ended September 30, 2015, 2014 and 2013, one customer accounted for $464.1, $276.8 and $206.1, respectively, or approximately 10%, 11% and 20% of total net sales, respectively. Each of the segments sells products to this major customer.
The following tables present information about the Company’s operating segments, which are also its reportable segments. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 5) and includes the non-monetary portion of the asset exchange (see Note 2).

	Year Ended September 30,
	2015	2014	2013
Net Sales
Post Consumer Brands	$1,260.8	$963.1	$982.8
Michael Foods Group	2,305.7	874.8	—
Active Nutrition	555.0	293.3	13.9
Private Brands	529.7	280.6	37.8
Eliminations	(3.0)	(0.7)	(0.4)
Total	$4,648.2	$2,411.1	$1,034.1
Segment Profit (Loss)
Post Consumer Brands	$205.5	$173.4	$174.1
Michael Foods Group	188.2	21.6	—
Active Nutrition	(13.8)	(1.8)	1.0
Private Brands	41.5	19.0	2.5
Total segment profit	421.4	212.2	177.6
General corporate expenses and other	147.9	124.3	66.9
Impairment of goodwill and other intangibles	60.8	295.6	2.9
Interest expense	287.5	183.7	85.5
Other expense, net	92.5	35.5	—
(Loss) earnings before income taxes	$(167.3)	$(426.9)	$22.3
Additions to property and intangibles
Post Consumer Brands	$19.6	$37.0	$24.7
Michael Foods Group	60.5	29.2	—
Active Nutrition	7.2	2.0	—
Private Brands	6.2	37.6	—
Corporate	27.0	9.7	8.1
Total	$120.5	$115.5	$32.8
Depreciation and amortization
Post Consumer Brands	$71.2	$51.6	$58.8
Michael Foods Group	142.3	56.6	—
Active Nutrition	26.9	17.0	0.5
Private Brands	24.9	15.7	2.6
Total segment depreciation and amortization	265.3	140.9	61.9
Corporate and accelerated depreciation	7.5	14.9	14.9
Total	$272.8	$155.8	$76.8

	September 30,
	2015	2014
Assets, end of year
Post Consumer Brands	$3,473.0	$2,325.1
Michael Foods Group	3,506.0	3,726.5
Active Nutrition	645.4	607.1
Private Brands	651.6	558.6
Corporate	944.4	513.8
Total	$9,220.4	$7,731.1

NOTE 21 — CONDENSED FINANCIAL STATEMENTS OF GUARANTORS
All of the Company’s senior notes (see Note 14) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing 100% owned domestic subsidiaries and future domestic subsidiaries, the “Guarantors.” Our foreign subsidiaries, the “Non-Guarantors,” do not guarantee the senior notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$4,177.2	$521.9	$(50.9)	$4,648.2
Cost of goods sold	—	3,082.8	441.9	(50.9)	3,473.8
Gross Profit	—	1,094.4	80.0	—	1,174.4
Selling, general and administrative expenses	8.1	675.9	50.1	—	734.1
Amortization of intangible assets	—	131.7	10.0	—	141.7
Impairment of goodwill and other intangible assets	—	60.8	—	—	60.8
Other operating expenses, net	1.3	23.6	0.2	—	25.1
Operating (Loss) Profit	(9.4)	202.4	19.7	—	212.7
Interest expense	275.8	(1.0)	12.7	—	287.5
Other expense	92.4	0.1	—	—	92.5
(Loss) Earnings before Income Taxes	(377.6)	203.3	7.0	—	(167.3)
Income tax (benefit) expense	(165.9)	110.4	3.5	—	(52.0)
Net (Loss) Earnings before Equity in Subsidiaries	(211.7)	92.9	3.5	—	(115.3)
Equity earnings in subsidiaries	96.4	(2.3)	—	(94.1)	—
Net (Loss) Earnings	$(115.3)	$90.6	$3.5	$(94.1)	$(115.3)
Total Comprehensive (Loss) Income	$(176.8)	$85.3	$(23.3)	$(62.0)	$(176.8)

	Year Ended September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$2,170.1	$266.3	$(25.3)	$2,411.1
Cost of goods sold	—	1,588.2	227.0	(25.3)	1,789.9
Gross Profit	—	581.9	39.3	—	621.2
Selling, general and administrative expenses	20.5	416.2	22.8	—	459.5
Amortization of intangible assets	—	63.5	7.3	—	70.8
Impairment of goodwill and other intangible assets	—	295.6	—	—	295.6
Other operating expenses, net	—	3.0	—	—	3.0
Operating (Loss) Profit	(20.5)	(196.4)	9.2	—	(207.7)
Interest expense	175.4	(0.4)	8.7	—	183.7
Other expense	35.5	—	—	—	35.5
(Loss) Earnings before Income Taxes	(231.4)	(196.0)	0.5	—	(426.9)
Income tax (benefit) expense	(88.7)	2.3	2.7	—	(83.7)
Net (Loss) Earnings before Equity in Subsidiaries	(142.7)	(198.3)	(2.2)	—	(343.2)
Equity (loss) earnings in subsidiaries	(200.5)	0.7	—	199.8	—
Net (Loss) Earnings	$(343.2)	$(197.6)	$(2.2)	$199.8	$(343.2)
Total Comprehensive (Loss) Income	$(357.7)	$(206.3)	$(8.1)	$214.4	$(357.7)

	Year Ended September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$978.8	$73.5	$(18.2)	$1,034.1
Cost of goods sold	—	570.0	57.4	(18.2)	609.2
Gross Profit	—	408.8	16.1	—	424.9
Selling, general and administrative expenses	7.7	272.8	17.7	—	298.2
Amortization of intangible assets	—	14.6	—	—	14.6
Impairment of goodwill and other intangible assets	—	2.9	—	—	2.9
Other operating expenses, net	—	1.0	0.4	—	1.4
Operating (Loss) Profit	(7.7)	117.5	(2.0)	—	107.8
Interest expense	85.5	—	—	—	85.5
(Loss) Earnings before Income Taxes	(93.2)	117.5	(2.0)	—	22.3
Income tax (benefit) expense	(30.0)	37.7	(0.6)	—	7.1
Net (Loss) Earnings before Equity in Subsidiaries	(63.2)	79.8	(1.4)	—	15.2
Equity earnings in subsidiaries	78.4	—	—	(78.4)	—
Net Earnings (Loss)	$15.2	$79.8	$(1.4)	$(78.4)	$15.2
Total Comprehensive Income (Loss)	$26.7	$92.4	$(2.5)	$(89.9)	$26.7

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$809.6	$30.5	$19.2	$(17.9)	$841.4
Restricted cash	1.1	17.0	0.7	—	18.8
Receivables, net	8.5	310.0	61.7	(14.0)	366.2
Inventories	—	396.1	69.2	—	465.3
Deferred income taxes	47.5	—	0.2	—	47.7
Intercompany notes receivable	7.7	—	—	(7.7)	—
Prepaid expenses and other current assets	12.7	27.9	1.7	—	42.3
Total Current Assets	887.1	781.5	152.7	(39.6)	1,781.7
Property, net	—	1,286.0	47.2	—	1,333.2
Goodwill	—	2,944.8	128.0	—	3,072.8
Other intangible assets, net	—	2,873.3	96.0	—	2,969.3
Intercompany receivable	1,129.8	—	—	(1,129.8)	—
Intercompany notes receivable	146.2	—	—	(146.2)	—
Investment in subsidiaries	6,311.9	21.9	—	(6,333.8)	—
Other assets	57.4	5.3	0.7	—	63.4
Total Assets	$8,532.4	$7,912.8	$424.6	$(7,649.4)	$9,220.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.1	$1.6	$0.3	$—	$16.0
Accounts payable	—	254.0	43.1	(31.9)	265.2
Intercompany notes payable	—	—	7.7	(7.7)	—
Other current liabilities	76.1	225.7	28.0	—	329.8
Total Current Liabilities	90.2	481.3	79.1	(39.6)	611.0
Long-term debt	4,507.7	1.3	2.4	—	4,511.4
Intercompany payable	—	1,124.2	5.6	(1,129.8)	—
Intercompany notes payable	—	—	146.2	(146.2)	—
Deferred income taxes	807.0	—	24.8	—	831.8
Other liabilities	151.5	130.9	7.8	—	290.2
Total Liabilities	5,556.4	1,737.7	265.9	(1,315.6)	6,244.4
Total Shareholders’ Equity	2,976.0	6,175.1	158.7	(6,333.8)	2,976.0
Total Liabilities and Shareholders’ Equity	$8,532.4	$7,912.8	$424.6	$(7,649.4)	$9,220.4

	September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$246.6	$15.7	$10.0	$(3.9)	$268.4
Restricted cash	1.1	79.8	3.9	—	84.8
Receivables, net	78.0	305.2	45.9	(15.4)	413.7
Inventories	—	336.5	44.2	—	380.7
Deferred income taxes	27.0	—	—	—	27.0
Intercompany notes receivable	6.3	—	—	(6.3)	—
Prepaid expenses and other current assets	11.4	30.4	2.6	—	44.4
Total Current Assets	370.4	767.6	106.6	(25.6)	1,219.0
Property, net	—	775.9	56.0	—	831.9
Goodwill	—	2,732.8	153.9	—	2,886.7
Other intangible assets, net	—	2,518.5	124.5	—	2,643.0
Intercompany receivable	1,015.4	—	—	(1,015.4)	—
Intercompany notes receivable	178.9	—	—	(178.9)	—
Investment in subsidiaries	5,543.1	8.1	—	(5,551.2)	—
Other assets	61.7	86.1	2.7	—	150.5
Total Assets	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

LIABILITIES AND SHAREOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$22.2	$3.0	$0.4	$—	$25.6
Accounts payable	—	212.2	32.1	(19.3)	225.0
Intercompany notes payable	—	—	6.3	(6.3)	—
Other current liabilities	100.4	153.8	15.1	—	269.3
Total Current Liabilities	122.6	369.0	53.9	(25.6)	519.9
Long-term debt	3,824.2	2.9	3.4	—	3,830.5
Intercompany payable	—	1,013.8	1.6	(1,015.4)	—
Intercompany notes payable	—	—	178.9	(178.9)	—
Deferred income taxes	883.8	—	31.3	—	915.1
Other liabilities	55.7	115.9	10.8	—	182.4
Total Liabilities	4,886.3	1,501.6	279.9	(1,219.9)	5,447.9
Total Shareholders’ Equity	2,283.2	5,387.4	163.8	(5,551.2)	2,283.2
Total Liabilities and Shareholders’ Equity	$7,169.5	$6,889.0	$443.7	$(6,771.1)	$7,731.1

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by by Operating Activities	$(155.4)	$703.3	$10.6	$(106.9)	$451.6

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(1,060.5)	(177.5)	(1.2)	—	(1,239.2)
Additions to property	—	(104.0)	(3.9)	—	(107.9)
Restricted cash	—	69.1	3.0	—	72.1
Proceeds from sale of property	—	20.4	—	—	20.4
Proceeds from sale of business	2.3	1.5	—	—	3.8
Insurance proceeds on loss of property	—	2.1	—	—	2.1
Proceeds from equity distributions	542.8	0.2	—	(543.0)	—
Capitalization of subsidiaries	(138.5)	—	—	138.5	—
Net payments for intercompany revolver	(3.5)	—	—	3.5	—
Net Cash Used in Investing Activities	(657.4)	(188.2)	(2.1)	(401.0)	(1,248.7)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,896.5	—	—	—	1,896.5
Proceeds from issuance of common stock, net of issuance costs	732.7	—	—	—	732.7
Repayments of long-term debt	(1,221.7)	(3.0)	(0.4)	—	(1,225.1)
Payments of preferred stock dividend	(17.1)	—	—	—	(17.1)
Payments of debt issuance costs	(31.5)	—	—	—	(31.5)
Proceeds from exercise of stock awards	15.5	—	—	—	15.5
Other, net	1.4	—	—	—	1.4
Proceeds from Parent capitalization	—	128.0	0.9	(128.9)	—
Payments for equity distributions	—	(625.3)	(1.0)	626.3	—
Net receipts from intercompany revolver	—	—	3.5	(3.5)	—
Net Cash Provided by (Used in) by Financing Activities	1,375.8	(500.3)	3.0	493.9	1,372.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2.3)	—	(2.3)

Net Increase in Cash and Cash Equivalents	563.0	14.8	9.2	(14.0)	573.0
Cash and Cash Equivalents, Beginning of Year	246.6	15.7	10.0	(3.9)	268.4
Cash and Cash Equivalents, End of Year	$809.6	$30.5	$19.2	$(17.9)	$841.4

	Year Ended September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(110.6)	$294.1	$1.8	$(2.2)	$183.1

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(3,329.1)	52.2	(287.2)	—	(3,564.1)
Additions to property	—	(111.2)	(4.3)	—	(115.5)
Restricted cash	37.0	(76.3)	(4.0)	—	(43.3)
Cash advance for acquisition	—	(73.7)	(1.3)	—	(75.0)
Insurance proceeds on loss of property	—	4.3	—	—	4.3
Proceeds from equity distributions	102.8	—	—	(102.8)	—
Capitalization of subsidiaries	(323.7)	—	—	323.7	—
Net payments for intercompany revolver	—	0.1	—	(0.1)	—
Net Cash Used in Investing Activities	(3,513.0)	(204.6)	(296.8)	220.8	(3,793.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,385.6	—	—	—	2,385.6
Proceeds from issuance of preferred stock, net of issuance costs	310.2	—	—	—	310.2
Proceeds from issuance of common stock, net of issuance costs	593.4	—	—	—	593.4
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	238.1	—	—	—	238.1
Proceeds from issuance of debt component of tangible equity units	41.8	—	—	—	41.8
Repayments of long-term debt	(5.6)	(1.3)	—	—	(6.9)
Payments of preferred stock dividend	(14.4)	—	—	—	(14.4)
Payments of debt issuance costs	(64.0)	—	—	—	(64.0)
Payments for equity distributions	—	(102.8)	—	102.8	—
Proceeds from Parent capitalization	—	26.2	297.5	(323.7)	—
Net receipts from intercompany revolver	—	—	(0.1)	0.1	—
Other, net	0.4	—	—	—	0.4
Net Cash Provided by (Used in) Financing Activities	3,485.5	(77.9)	297.4	(220.8)	3,484.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.7)	—	(0.6)	—	(7.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(144.8)	11.6	1.8	(2.2)	(133.6)
Cash and Cash Equivalents, Beginning of Year	391.4	4.1	8.2	(1.7)	402.0
Cash and Cash Equivalents, End of Year	$246.6	$15.7	$10.0	$(3.9)	$268.4

	Year Ended September 30, 2013
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$37.7	$158.3	$4.8	$(81.6)	$119.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(345.8)	(7.1)	—	—	(352.9)
Additions to property	—	(30.3)	(2.5)	—	(32.8)
Restricted cash	(38.1)	—	—	—	(38.1)
Payment for equity contributions	39.1	—	—	(39.1)	—
Net Cash Provided by (Used in) Investing Activities	(344.8)	(37.4)	(2.5)	(39.1)	(423.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	600.0	—	—	—	600.0
Proceeds from issuance of preferred stock, net of issuance costs	234.0	—	—	—	234.0
Repayments of long-term debt	(170.6)	—	—	—	(170.6)
Payments of preferred stock dividend	(4.2)	—	—	—	(4.2)
Payments of debt issuance costs	(10.5)	—	—	—	(10.5)
Payments for equity distributions	—	(119.0)	—	119.0	—
Other, net	0.1	—	—	—	0.1
Net Cash Provided by (Used in) Financing Activities	648.8	(119.0)	—	119.0	648.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(0.4)	—	(0.4)

Net Increase in Cash and Cash Equivalents	341.7	1.9	1.9	(1.7)	343.8
Cash and Cash Equivalents, Beginning of Year	49.7	2.2	6.3	—	58.2
Cash and Cash Equivalents, End of Year	$391.4	$4.1	$8.2	$(1.7)	$402.0

NOTE 22 — SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2015
Net sales	$1,073.9	$1,052.7	$1,211.8	$1,309.8
Gross profit	249.1	275.5	316.5	333.3
Impairment of goodwill and other intangible assets	—	—	—	60.8
Net (loss) earnings	(97.3)	30.5	24.0	(72.5)
Net (loss) earnings available to common shareholders	(101.6)	26.3	19.8	(76.8)
Basic (loss) earnings per share	$(2.04)	$0.48	$0.34	$(1.21)
Diluted (loss) earnings per share	$(2.04)	$0.45	$0.33	$(1.21)

Fiscal 2014
Net sales	$297.0	$438.0	$633.0	$1,043.1
Gross profit	114.5	129.4	148.6	228.7
Impairment of goodwill and other intangible assets	—	—	—	295.6
Net loss	(2.4)	(18.3)	(35.1)	(287.4)
Net loss available to common shareholders	(5.0)	(22.6)	(39.3)	(291.7)
Basic loss per share	$(0.15)	$(0.67)	$(0.92)	$(5.86)
Diluted loss per share	$(0.15)	$(0.67)	$(0.92)	$(5.86)
NOTE 23 — SUBSEQUENT EVENTS
On October 3, 2015, the Company completed the previously announced acquisition of Willamette Egg Farms, LLC (“Willamette Egg”) for $90.0, subject to net working capital and other adjustments. Willamette Egg is a producer, processor and wholesale distributor of eggs and egg products. Willamette Egg produces shell eggs, specialty shell eggs (including cage-free and organic eggs) and value-added egg products (including liquid and hard cooked eggs). Upon completion of the acquisition, Willamette Egg will be combined with Post’s existing Michael Foods egg business.
The transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

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
During fiscal 2015, we completed the following acquisitions:
•PowerBar and related worldwide assets from Nestlé S.A (“PowerBar”) in October 2014;
•American Blanching Company (“ABC”) in November 2014; and
•MOM Brands Company (“MOM Brands”) in May 2015.
We have excluded PowerBar and MOM Brands, which were purchase business combinations, from our assessment of the effectiveness of internal control over financial reporting. ABC has been integrated into the Company’s existing peanut butter business and therefore has been included in our assessment of the effectiveness of internal control over financial reporting. Total assets excluding goodwill (which is included in control testing) and total third party revenues for PowerBar and MOM Brands represent $1,110.5 million, or 12%, of consolidated assets and $466.1 million, or 10%, of consolidated revenues, respectively.
As of September 30, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management's assessment utilizing these criteria, our management concluded that, as of September 30, 2015, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 and concluded that the following activity has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with our fiscal 2015 acquisitions of PowerBar and MOM Brands, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to the Company's internal control over financial reporting. PowerBar and MOM Brands are excluded from management's report on internal control over financial reporting as of September 30, 2015.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors under the headings “Election of Directors – Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance – Board Meetings and Committees,” and “Security Ownership of Certain Shareholders – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 1 of Part I.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the Company’s 2016 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The discussion of the security ownership of certain beneficial owners and management appearing under the headings “Security Ownership of Certain Shareholders” and equity compensation plan information under the heading “Equity Compensation Plan Information” in the Company’s 2016 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the heading “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” of the Company’s 2016 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2016 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive (Loss) Income for the years ended September 30, 2015, 2014 and 2013

•	Consolidated Balance Sheets at September 30, 2015 and 2014

•	Consolidated Statements of Cash Flows for years ended September 30, 2015, 2014 and 2013

•	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein.

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
November 25, 2015
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

Signature	Title	Date

/s/ William P. Stiritz	Executive Chairman and Chairman of the Board (principal executive officer)	November 25, 2015
William P. Stiritz

/s/ Robert V. Vitale	Director, President and Chief Executive Officer (principal executive officer)	November 25, 2015
Robert V. Vitale

/s/ Jeff A. Zadoks	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	November 25, 2015
Jeff A. Zadoks

/s/ Jay W. Brown	Director	November 25, 2015
Jay W. Brown

/s/ Edwin H. Callison	Director	November 25, 2015
Edwin H. Callison

/s/ Gregory L. Curl	Director	November 25, 2015
Gregory L. Curl

/s/ Robert E. Grote	Director	November 25, 2015
Robert E. Grote

/s/ David W. Kemper	Director	November 25, 2015
David W. Kemper

/s/ David P. Skarie	Director	November 25, 2015
David P. Skarie

EXHIBIT INDEX

Exhibit No.	Description
*‡2.1
Stock and Asset Purchase Agreement, dated as of February 3, 2014, by and among Gerber Products Company, Nestlé Australia Ltd, Nestlé Deutschland AG, Post Acquisition Sub IV, Inc., Post Australia Pty Ltd and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.5 to the Company's Form 10-Q filed on May 9, 2014)

*‡2.2
Intellectual Property Purchase and License Agreement, dated as of February 3, 2014, by and among Société des Produits Nestlé S.A., Nestec S.A., Post Acquisition Sub IV, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.6 to the Company's Form 10-Q filed on May 9, 2014)

*‡2.3
Agreement and Plan of Merger among Post Holdings, Inc., Acquisition Sub, Inc., MFI Holding Corporation and GS Capital Partners VI Fund, L.P. dated as of April 16, 2014 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 17, 2014)

*‡2.4
Stock Purchase Agreement by and among American Blanching Company, ABC Peanut Butter, LLC, Nuts Distributor of America Inc. and Post Holdings, Inc. dated as of August 7, 2014 (Incorporated by reference to Exhibit 2.12 to the Company’s Form 10-K filed on November 28, 2014)

*‡2.5
Agreement and Plan of Merger among Post Holdings, Inc., Acquisition Sub, Inc., MOM Brands Company and Shareholder Representative Services LLC dated as of January 25, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 26, 2015)

*‡2.6
Membership Interest Purchase Agreement, dated as of September 22, 2015, by and among M.G. Waldbaum Company, and the sellers and owners named therein (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 23, 2015)

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
*4.6
First Supplemental Indenture, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

*4.7
Purchase Contract Agreement, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 28, 2014)

*4.8
Indenture dated as of June 2, 2014 by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

*4.9
Indenture (2024 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 18, 2015)

*4.10
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K/A filed on August 21, 2015)

*†10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed January 25, 2012)

Exhibit No.	Description
*†10.2	Post Holdings, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
*†10.3	Form of Stock-Settled Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 2, 2012)
*†10.4	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)
*†10.5	Form of Non-Management Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 2, 2012)
*†10.6	Post Holdings, Inc. Deferred Compensation Plan for Key Employees, as amended (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 2, 2012)
*†10.7	Post Holdings, Inc. Executive Savings Investment Plan, restated August 15, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on December 13, 2012)
*†10.8	Post Holdings, Inc. Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 2, 2012)
*†10.9	Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as amended and restated (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on September 14, 2012)
*†10.10	Employment Agreement dated as of May 29, 2012 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 31, 2012)
*†10.11	Non-Qualified Stock Option Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 31, 2012)
*†10.12	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2012)
*†10.13	Restricted Stock Unit Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 31, 2012)
*†10.14	Key Management Bonus Program, as amended and restated (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on September 14, 2012)
*†10.15	Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2012)
*10.16
Amendment to Tax Allocation Agreement dated as of September 26, 2012 by and between Ralcorp Holdings, Inc. and the Company (Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on December 13, 2012)

*†10.17	Form of Cliff Vesting Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 26, 2012)
*†10.18	Form of Cliff Vesting Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 26, 2012)
*†10.19
Second Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key Employees effective August 24, 2012 (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.20
Third Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key Employees effective January 29, 2013 (Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.21
First Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors effective January 29, 2013 (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.22
First Amendment to the Post Holdings, Inc. Executive Savings Plan for Non-Management Directors effective January 29, 2013 (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.23	Post Holdings, Inc. 2012 Long-Term Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2013)

Exhibit No.	Description
*10.24
Purchase Agreement by and among the Company, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as Initial Purchasers, relating to the sale by the Company of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2013)

*†10.25
Amendment One to Employment Agreement dated October 15, 2013 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2013)

*†10.26	Non-Qualified Stock Option Agreement for Mr. Stiritz (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2013)
*†10.27	Form of amended Stock-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.4 to the Company’s Form 8-K filed on October 17, 2013)
*†10.28	Form of amended Cash-Settled Restricted Stock Unit Agreement (Incorporated by referenced to Exhibit 10.5 to the Company’s Form 8-K filed on October 17, 2013)
*10.29
Purchase Agreement, dated December 10, 2013, by and among the Company, Barclays Capital Inc. and Goldman Sachs & Co., as the Initial Purchasers, relating to the sale by the Company of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2013)

*10.30
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

*10.31
Commitment Letter of Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC and Post Holdings, Inc., dated April 16, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2014)

*10.32
First Amendment to Credit Agreement, dated as of May 1, 2014, by and among Post Holdings, Inc., Wells Fargo Bank, National Association, in its capacity as Administrative Agent, and the Required Lenders and the Guarantors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2014)

*10.33
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

*10.34
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

*10.35
Joinder Agreement No. 2, dated as of June 2, 2014, by and among the Company, the Guarantors (as defined) party thereto and Barclays Bank PLC and consented to by Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2014)

*†10.36	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on August 8, 2014)
*†10.37
Separation and Release Agreement by and between the Company and Terence E. Block effective November 1, 2014 (Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K filed on November 28, 2014)

*†10.38	Non-Qualified Stock Option Agreement for Mr. Stiritz dated October 9, 2014 (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed on November 28, 2014)

Exhibit No.	Description
*†10.39
Amendment Two to Employment Agreement dated October 9, 2014 by and between William P. Stiritz and the Company (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K filed on November 28, 2014)

*10.40
Commitment Letter of Credit Suisse AG, Credit Suisse Securities (USA) LLC, and Barclays Bank PLC, and Post Holdings, Inc., dated January 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2015)

*10.41
Second Amendment to Credit Agreement, dated as of March 6, 2015, by and among Post Holdings, Inc., Wells Fargo Bank, National Association, in its capacity as Administrative Agent, and the Required Lenders and the Guarantors party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2015)

*10.42	Separation and Release Agreement by and between the Company and James L. Holbrook effective March 13, 2015 (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q filed on May 8, 2015)
*10.43
Registration Rights Agreement, dated as of May 4, 2015, among the Company, Shareholder Representative Services LLC and certain shareholders of MOM Brands (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2015)

*10.44
Joinder Agreement No. 3, dated as of May 4, 2015, by and among Credit Suisse AG, Cayman Islands Branch, the Company and the Guarantors (as defined) party thereto, and consented to by Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 4, 2015)

*†10.45	Senior Management Bonus Program (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)
*†10.46	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)
*†10.47	Form of Cash-Settled Stock Appreciation Right Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 8, 2015)
*†10.48	Executive Severance Plan effective August 3, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 5, 2015)
**†10.49	Side Letter Agreement, dated October 1, 2015, by and between Post Holdings, Inc. and James E. Dwyer, Jr.
**23.1	Consent of PricewaterhouseCoopers LLP
**24.1	Power of Attorney (Included under Signatures)
**31.1	Certification of William P. Stiritz pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 25, 2015
**31.2	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 25, 2015
**31.3	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 25, 2015
**32.1
Certification of William P. Stiritz, Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 25, 2015

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