Form 10-Q
period 2015-12-31
Post Holdings, Inc.
filed 2016-02-05
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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
Common stock, $0.01 Par Value – 64,095,281 shares as of February 1, 2016

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2015	2014
Net Sales	$1,248.8	$1,073.9
Cost of goods sold	886.3	824.8
Gross Profit	362.5	249.1

Selling, general and administrative expenses	187.0	167.2
Amortization of intangible assets	38.1	33.5
Other operating expenses, net	4.5	7.5
Operating Profit	132.9	40.9
Interest expense, net	77.8	60.1
Other expense	15.9	54.6
Earnings (Loss) before Income Taxes	39.2	(73.8)
Income tax expense	13.7	23.5
Net Earnings (Loss)	25.5	(97.3)
Preferred stock dividends (see Note 13)	(15.0)	(4.3)
Net Earnings (Loss) Available to Common Shareholders	$10.5	$(101.6)

Earnings (Loss) per Common Share:
Basic	$0.16	$(2.04)
Diluted	$0.15	$(2.04)

Weighted-Average Common Shares Outstanding:
Basic	67.4	49.8
Diluted	68.8	49.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended December 31,
	2015	2014
Net Earnings (Loss)	$25.5	$(97.3)
Pension and postretirement benefit adjustments, net of tax expense of $(0.2) and $(0.1), respectively	0.3	0.2
Foreign currency translation adjustments	(9.8)	(14.1)
Total Comprehensive Income (Loss)	$16.0	$(111.2)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2015	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$802.4	$841.4
Restricted cash	14.1	18.8
Receivables, net	367.5	366.2
Inventories	487.2	465.3
Deferred income taxes	—	47.7
Prepaid expenses and other current assets	45.4	42.3
Total Current Assets	1,716.6	1,781.7
Property, net	1,368.6	1,333.2
Goodwill	3,072.8	3,072.8
Other intangible assets, net	2,943.2	2,969.3
Other assets	62.2	63.4
Total Assets	$9,163.4	$9,220.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$16.2	$16.0
Accounts payable	233.4	265.2
Other current liabilities	314.8	329.8
Total Current Liabilities	564.4	611.0
Long-term debt	4,506.2	4,511.4
Deferred income taxes	800.2	831.8
Other liabilities	313.0	290.2
Total Liabilities	6,183.8	6,244.4

Shareholders’ Equity
Preferred stock	—	0.1
Common stock	0.7	0.6
Additional paid-in capital	3,526.4	3,538.8
Accumulated deficit	(395.5)	(421.0)
Accumulated other comprehensive loss	(98.6)	(89.1)
Treasury stock, at cost	(53.4)	(53.4)
Total Shareholders’ Equity	2,979.6	2,976.0
Total Liabilities and Shareholders’ Equity	$9,163.4	$9,220.4

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net Earnings (Loss)	$25.5	$(97.3)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	74.8	63.1
Unrealized loss on interest rate swaps	15.9	54.6
Amortization of deferred financing costs and debt discount/premium, net	1.1	1.3
Loss on write-down of assets held for sale	4.0	7.1
Non-cash stock-based compensation expense	3.5	6.3
Deferred income taxes	16.8	(34.7)
Other, net	0.4	0.4
Other changes in current assets and liabilities, net of business acquisitions:
Decrease in receivables, net	10.7	21.6
Increase in inventories	(16.0)	(18.2)
Increase in prepaid expenses and other current assets	(3.5)	(1.1)
(Decrease) increase in accounts payable and other current and non-current liabilities	(44.5)	54.1
Net Cash Provided by Operating Activities	88.7	57.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(94.4)	(184.2)
Additions to property	(18.5)	(23.7)
Restricted cash	4.7	71.2
Proceeds from sale of property	0.3	—
Net Cash Used by Investing Activities	(107.9)	(136.7)

Cash Flows from Financing Activities
Repayments of long-term debt	(3.6)	(6.7)
Payment of preferred stock dividend	(4.3)	(4.3)
Preferred stock conversion	(10.9)	—
Other, net	(0.6)	(0.6)
Net Cash Used In Financing Activities	(19.4)	(11.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.4)	(0.6)
Net Decrease in Cash and Cash Equivalents	(39.0)	(91.7)
Cash and Cash Equivalents, Beginning of Year	841.4	268.4
Cash and Cash Equivalents, End of Period	$802.4	$176.7

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we”) as of and for the fiscal year ended September 30, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on November 25, 2015.
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain prior year amounts have been reclassified to conform with the 2016 presentation. These reclassifications had no impact on Net Earnings (Loss) or Shareholders' Equity as previously reported.
NOTE 2 - RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The standards update requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.
In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standards update requires an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those year, beginning after December 15, 2016, with early adoption permitted and can be applied either retrospectively or prospectively. The Company prospectively adopted this ASU at December 31, 2015 and is now presenting all deferred tax assets and liabilities as noncurrent as of December 31, 2015 on the Condensed Consolidated Balance Sheets. Balances at September 30, 2015 were not retrospectively adjusted as the Company chose to prospectively adopt this ASU.
NOTE 3 — RESTRUCTURING
In September 2015, the Company announced its plan to close its Dymatize manufacturing facility located in Farmers Branch, Texas and permanently transfer production to third party facilities under co-manufacturing agreements. Plant production ceased in the fourth quarter of 2015.
In May 2015, the Company announced its plan to consolidate its cereal business administrative offices in Lakeville, Minnesota. As a result of the announcement, the Company plans to close its office located in Parsippany, New Jersey and relocate those functions as well as certain functions located in Battle Creek, Michigan to the Lakeville office. The Parsippany office closure is expected to be substantially completed by February 2016.
In March 2015, the Company announced its plan to close its facility in Boise, Idaho, which manufactures certain PowerBar products distributed in North America. Plant production ceased in June 2015 and the facility was sold in September 2015.
In April 2013, the Company announced management’s decision to close its plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014, and no additional restructuring costs were incurred in fiscal 2015 or 2016.

Amounts related to the restructuring events are shown in the following table. Expense is recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance for any segment (see Note 16).

	Employee-Related Costs	Pension Curtailment	Accelerated Depreciation	Total
Balance at September 30, 2014	$0.7	$—	$—	$0.7
Charge to expense	—	—	—	—
Cash payments	(0.5)	—	—	(0.5)
Non-cash charges	—	—	—	—
Balance at December 31, 2014	$0.2	$—	$—	$0.2

Balance at September 30, 2015	$10.5	$—	$—	$10.5
Charge to expense	0.9	—	0.3	1.2
Cash payments	(2.9)	—	—	(2.9)
Non-cash charges	(0.4)	—	(0.3)	(0.7)
Balance at December 31, 2015	$8.1	$—	$—	$8.1

Total expected restructuring charge	$17.3	$1.7	$20.1	$39.1
Cumulative restructuring charges incurred to date	17.3	1.7	20.0	39.0
Remaining expected restructuring charge	$—	$—	$0.1	$0.1
Assets Held for Sale
Related to the closure of its Modesto, California facility, the Company has land, building and equipment classified as assets held for sale as of December 31, 2015 and September 30, 2015. Related to the manufacturing shutdown of its Dymatize facility, the Company has machinery and equipment classified as assets held for sale as of December 31, 2015. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets was $7.6 and $11.4 as of December 31, 2015 and September 30, 2015, respectively. Held for sale losses of $4.0 and $7.1 were recorded in three months ended December 31, 2015 and 2014, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. These losses are reported as “Other operating expenses, net” on the Condensed Consolidated Statements of Operations.
NOTE 4 — BUSINESS COMBINATIONS
On October 3, 2015, the Company completed its acquisition of Willamette Egg Farms (“WEF”) for $90.0, subject to working capital and other adjustments, resulting in a payment at closing of $109.0. In December 2015, a final settlement of net working capital and other adjustments was reached, resulting in an additional amount paid by the Company of $4.6. WEF is a producer, processor and wholesale distributor of eggs and egg products and is reported in Post’s Michael Foods Group segment (see Note 16). Based upon the preliminary purchase price allocation, the Company has recorded $12.7 of customer relationships to be amortized over a weighted-average period of 20 years and $2.5 to trademarks and brands to be amortized over a weighted-average period of 20 years. Net sales and operating profit included in the Condensed Consolidated Statements of Operations related to WEF were $29.7 and $8.4, respectively, for the three months ended December 31, 2015.
On May 4, 2015, Post completed its acquisition of MOM Brands Company (“MOM Brands”), a manufacturer and distributer of ready-to-eat (“RTE”) cereals. MOM Brands is reported in the Post Consumer Brands segment (see Note 16). The closing purchase price of the transaction was $1,181.5 and was partially paid by the issuance of 2.45 shares of the Company’s common stock to the former owners of MOM Brands. The shares were valued at the May 1, 2015 closing price of $46.60 per share for a total issuance of $114.4. In September 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of approximately $4.0.
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

In March 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of approximately $1.7. On July 1, 2015, the Company sold the PowerBar Australian assets and Musashi trademark.
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the table below. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry. The Company expects the final fair value of goodwill related to the acquisition of WEF to be deductible for U.S. income tax purposes.
Certain estimated values for the MOM Brands and WEF acquisitions, including goodwill, intangible assets, inventory and deferred taxes, are not yet finalized pending the final purchase price allocations and are subject to change once additional information is obtained.
The following table provides the preliminary allocation of the purchase price related to the fiscal 2016 acquisition of WEF based upon the fair value of assets and liabilities assumed.

Cash and cash equivalents	$19.2
Receivables	11.1
Inventories	10.3
Prepaid expenses and other current assets	0.5
Property	56.2
Goodwill	4.2
Other intangible assets	15.2
Other assets	0.1
Accounts payable	(2.2)
Other current liabilities	(1.0)
Total acquisition cost	$113.6
Transaction related costs
The Company incurred acquisition and divestiture related expenses of $2.0 and $5.0, during the three months ended December 31, 2015 and 2014, respectively, recorded as “Selling, general and administrative expenses.” These costs include amounts for transactions that were signed, spending for due diligence on potential acquisitions that were not signed or announced at the time of the Company’s reporting, and spending for divestiture transactions.
Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the aggregate results of WEF, MOM Brands, ABC and PowerBar for the periods presented as if the fiscal 2016 acquisition of WEF had occurred on October 1, 2014 and the fiscal 2015 acquisitions had occurred on October 1, 2013, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustments on acquired business and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended December 31,
	2015	2014
Pro forma net sales	$1,248.8	$1,309.9
Pro forma net income (loss) available to common shareholders	11.7	(88.1)
Pro forma basic income (loss) per common share	$0.17	$(1.77)
Pro forma diluted income (loss) per common share	$0.17	$(1.77)

NOTE 5 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2015
Goodwill (gross)	$1,993.9	$1,341.6	$180.7	$254.0	$3,770.2
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.8	$1,341.6	$92.4	$254.0	$3,072.8
Goodwill acquired	—	4.2	—	—	4.2
Currency translation adjustment	(0.1)	—	—	(4.1)	(4.2)
Balance, December 31, 2015
Goodwill (gross)	$1,993.8	$1,345.8	$180.7	$249.9	$3,770.2
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.7	$1,345.8	$92.4	$249.9	$3,072.8
NOTE 6 — INCOME TAXES
For the three months ended December 31, 2015, the effective income tax rate was 34.9%. For the three months ended December 31, 2014, the effective income tax rate was negative 31.8%. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company recorded tax expense for the three months ended December 31, 2015 and 2014 using the estimated annual effective tax rate for the full fiscal year. For the three months ended December 31, 2014, the estimated annual effective tax rate differed significantly from the statutory tax rate primarily due to the Company’s estimate of full year earnings before income taxes, which caused small variations in estimated permanent differences to have a magnified impact on the effective income tax rate percentage, the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses would have had an unfavorable impact on the effective income tax rate and the expectation that the Domestic Production Activities Deduction and tax planning strategies implemented for certain recent acquisitions would have had a favorable impact on the effective income tax rate.

NOTE 7 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2015			September 30, 2015
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,008.9	$(219.5)	$1,789.4	$1,998.6	$(192.7)	$1,805.9
Trademarks/brands	793.8	(89.4)	704.4	780.9	(79.1)	701.8
Other intangible assets	20.8	(5.9)	14.9	21.3	(5.4)	15.9
	2,823.5	(314.8)	2,508.7	2,800.8	(277.2)	2,523.6
Not subject to amortization:
Trademarks/brands	434.5	—	434.5	445.7	—	445.7
	$3,258.0	$(314.8)	$2,943.2	$3,246.5	$(277.2)	$2,969.3
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
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31,
	2015	2014
Net earnings for basic earnings (loss) per share	$10.5	$(101.6)
Net earnings for diluted earnings (loss) per share	$10.5	$(101.6)

Weighted-average shares outstanding	62.5	44.9
Effect of TEUs on weighted-average shares for basic earnings (loss) per share	4.9	4.9
Weighted-average shares for basic earnings (loss) per share	67.4	49.8
Effect of dilutive securities:
Stock options	1.0	—
Stock appreciation rights	0.1	—
Restricted stock awards	0.3	—
Total dilutive securities	1.4	—
Weighted-average shares for diluted earnings (loss) per share	68.8	49.8

Basic earnings (loss) per common share	$0.16	$(2.04)
Diluted earnings (loss) per common share	$0.15	$(2.04)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share as they were anti-dilutive.

	December 31,
	2015	2014
Stock options	0.3	4.3
Stock appreciation rights	—	0.5
Restricted stock awards	0.2	0.3
TEUs	—	1.1
Preferred shares conversion to common	9.1	11.0
NOTE 9 — INVENTORIES

	December 31, 2015	September 30, 2015
Raw materials and supplies	$132.0	$142.5
Work in process	11.9	15.3
Finished products	313.0	286.8
Flocks	30.3	20.7
	$487.2	$465.3
NOTE 10 — PROPERTY, NET

	December 31, 2015	September 30, 2015
Property, at cost	$1,807.5	$1,737.7
Accumulated depreciation	(438.9)	(404.5)
	$1,368.6	$1,333.2
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
At December 31, 2015, the notional amounts of commodity contracts and energy contracts were $38.5 and $17.4, respectively. These contracts relate to inputs that generally will be utilized within the next 12 months. At December 31, 2015 and September 30, 2015, the Company had pledged collateral of $12.3 and $10.7, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets. At December 31, 2015, the Company had a liability of $4.7 related to open commodity and energy option contracts and associated fees that have not been cash settled. Payment for these options is due at the time the Company exits the position.
As of December 31, 2015, the Company had interest rate swaps with a notional amount of $78.3 that obligate Post to pay a fixed rate of 3.1% and receive one-month LIBOR. These swaps have the effect of converting a portion of our variable interest rate term loan debt to fixed interest rates beginning in June 2016 and ending in May 2021. In addition, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a net lump sum settlement in July 2018, as well as interest rate swaps with a $899.3 notional amount that obligate Post to pay a weighted average fixed rate of approximately 3.7% and receive three-month LIBOR and will result in a net lump sum settlement in December 2019.
Commodity and energy derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve.
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of December 31, 2015 and September 30, 2015.

		Fair Value of Assets as of December 31, 2015
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Prepaid expenses and other current assets	$3.2	$—	$3.2
Energy contracts	Prepaid expenses and other current assets	0.6	—	0.6
		$3.8	$—	$3.8

		Fair Value of Liabilities as of December 31, 2015
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$2.7	$—	$2.7
Energy contracts	Other current liabilities	5.9	—	5.9
Interest rate swaps	Other current liabilities	0.8	—	0.8
Interest rate swaps	Other liabilities	147.9	—	147.9
		$157.3	$—	$157.3

		Fair Value of Assets as of September 30, 2015
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Prepaid expenses and other current assets	$0.4	$—	$0.4
Energy contracts	Prepaid expenses and other current assets	0.2	—	0.2
		$0.6	$—	$0.6

		Fair Value of Liabilities as of September 30, 2015
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Commodity contracts	Other current liabilities	$1.2	$—	$1.2
Energy contracts	Other current liabilities	4.7	—	4.7
Interest rate swaps	Other current liabilities	4.9	—	4.9
Interest rate swaps	Other liabilities	127.9	—	127.9
		$138.7	$—	$138.7
The following table presents the recognized (gain) loss from derivative instruments that were not designated as qualified hedging instruments on the Company’s Condensed Consolidated Statements of Operations.

		(Gain) Loss Recognized in Earnings
	Location of (Gain) Loss Recognized in Earnings	Three Months Ended December 31,
Derivative Instrument		2015	2014
Commodity contracts	Cost of goods sold	$4.4	$(8.2)
Energy contracts	Cost of goods sold	4.1	8.5
Interest rate swaps	Other expense	15.9	54.6

NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	December 31, 2015			September 30, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$10.8	$10.8	$—	$10.3	$10.3	$—
Derivative assets	3.8	—	3.8	0.6	—	0.6
	$14.6	$10.8	$3.8	$10.9	$10.3	$0.6
Liabilities:
Deferred compensation liabilities	$15.0	$—	$15.0	$14.2	$—	$14.2
Derivative liabilities	157.3	—	157.3	138.7	—	138.7
	$172.3	$—	$172.3	$152.9	$—	$152.9
The following table represents the fair value of Post’s long-term debt which is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	December 31, 2015	September 30, 2015
Senior notes	$4,207.6	$4,112.5
Term loan	373.3	374.0
TEUs	24.2	28.6
4.57% 2012 Series Bond maturing September 2017	2.9	2.9
Capital leases	2.6	2.8
	$4,610.6	$4,520.8
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
As stated previously (see Note 3), the Company has land, building and equipment classified as assets held for sale as of December 31, 2015 and September 30, 2015 related to the closure of its Modesto, California facility as well as machinery and equipment held for sale related to the closure of its Dymatize facility. At December 31, 2015 and September 30, 2015, the carrying value and estimated fair value less estimated costs to sell of the assets held for sale was $7.6 and $11.4, respectively, and is included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. The fair value of the assets held for sale related to the Modesto, California facility were measured at fair value on a nonrecurring basis based on a third-party offer to purchase the facility. The fair value of the assets held for sale related to the Dymatize machinery and equipment was measured at fair value on a nonrecurring basis based on information provided by external sources and third-party offers to purchase the equipment, along with management’s own assumptions. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs.
The carrying amounts reported on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities (less than 12 months) of these financial instruments.
NOTE 13 — SHAREHOLDERS’ EQUITY
In December 2015, the Company and a holder of the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred”) entered into an exchange agreement pursuant to which the shareholder agreed to deliver 0.9 shares of the Series B Preferred to the Company in exchange for 2.0 shares of common stock and $10.9 in cash. The number of shares of common stock exchanged in the transaction was based upon the current conversion rate, under the Certificate of Designation, Rights and Preferences for the Series B Preferred, of 2.1192 shares of common stock per share of Series B Preferred.  The cash received was recorded as “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.
Reclassifications out of accumulated other comprehensive income (loss) for the reported periods include the amortization of actuarial loss (benefit) and prior service cost for pension and postretirement benefits totaling $0.5 and $0.3 for the three month periods ended December 31, 2015 and 2014, respectively. Amounts are primarily classified as “Cost of goods sold” on the Condensed Consolidated Statements of Operations.
NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	December 31, 2015	September 30, 2015
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	875.0
6.00% Senior Notes maturing December 2022	630.0	630.0
7.75% Senior Notes maturing March 2024	800.0	800.0
8.00% Senior Notes maturing July 2025	400.0	400.0
Term Loan	374.4	374.4
TEUs	21.6	25.1
4.57% 2012 Series Bond maturing September 2017	2.9	2.9
Capital leases	2.6	2.8
	$4,481.5	$4,485.2
Less: Current Portion	(16.2)	(16.0)
Plus: Unamortized premium (discount), net	40.9	42.2
Total long-term debt	$4,506.2	$4,511.4
On January 29, 2014, the Company entered into a credit agreement (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility with an aggregate principal value of $400.0 as well as an incremental term loan. The revolving credit facility has outstanding letters of credit of $12.1 which reduced the available borrowing capacity to $387.9 at December 31, 2015.
The Credit Agreement contains customary financial covenants including (a) a quarterly maximum senior secured leverage ratio of 3.00 to 1.00, and (b) a quarterly minimum interest coverage ratio of 1.75 to 1.00. The Credit Agreement permits the Company to incur additional unsecured debt only if its consolidated interest coverage ratio, calculated as provided in the Credit Agreement would be greater than 2.00 to 1.00 after giving effect to such new debt.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $75.0 or attachments issued against a material part of the Company’s property, change in control, the invalidity of any loan document, the failure of the collateral documents to create a valid and perfected first priority lien and certain ERISA events. Upon the occurrence of an event of default, the maturity of the loans under the Credit Agreement may be accelerated and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees for the Company’s obligations under the Credit Agreement.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest coverage. As of December 31, 2015, the Company was in compliance with such financial covenants. The Company does not believe non-compliance is reasonably likely in the foreseeable future.
NOTE 15 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the United States and Canada for its Post Foods business. Certain of the Company’s employees are eligible to participate in the Company’s qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Inc. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three Months Ended December 31,
	2015	2014
Components of net periodic benefit cost
Service cost	$1.0	$1.0
Interest cost	0.6	0.6
Expected return on plan assets	(0.7)	(0.7)
Recognized net actuarial loss	0.3	0.2
Recognized prior service cost	0.1	0.1
Net periodic benefit cost	$1.3	$1.2

	Other Benefits
	Three Months Ended December 31,
	2015	2014
Components of net periodic benefit cost
Service cost	$0.4	$0.5
Interest cost	1.3	1.2
Recognized net actuarial loss	0.4	0.4
Recognized prior service credit	(0.3)	(0.4)
Net periodic benefit cost	$1.8	$1.7
NOTE 16 — SEGMENTS
The Company’s reportable segments are as follows:

•	Post Consumer Brands: primarily RTE cereals;

•	Michael Foods Group: the predominantly foodservice and food ingredient egg, potato and pasta businesses and the retail cheese business;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily peanut and other nut butters, dried fruit and nuts, and granola.
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

	Three Months Ended December 31,
	2015	2014
Net Sales
Post Consumer Brands	$411.6	$217.5
Michael Foods Group	586.4	599.3
Active Nutrition	115.8	130.4
Private Brands	135.6	127.8
Eliminations	(0.6)	(1.1)
Total	$1,248.8	$1,073.9
Segment Profit (Loss)
Post Consumer Brands	$62.9	$37.6
Michael Foods Group	80.8	42.1
Active Nutrition	10.5	(6.3)
Private Brands	12.9	6.9
Total segment profit	167.1	80.3
General corporate expenses and other	34.2	39.4
Interest expense, net	77.8	60.1
Other expense	15.9	54.6
Income (loss) before income taxes	$39.2	$(73.8)
Depreciation and amortization
Post Consumer Brands	$26.3	$12.2
Michael Foods Group	34.4	36.6
Active Nutrition	6.2	6.9
Private Brands	6.2	6.0
Total segment depreciation and amortization	73.1	61.7
Corporate and accelerated depreciation	1.7	1.4
Total	$74.8	$63.1

Assets	December 31, 2015	September 30, 2015
Post Consumer Brands	$3,448.6	$3,473.0
Michael Foods Group	3,552.9	3,506.0
Active Nutrition	644.6	645.4
Private Brands	633.4	651.6
Corporate	883.9	944.4
Total	$9,163.4	$9,220.4

NOTE 17 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF GUARANTORS
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
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company (Post Holdings, Inc.), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. The Condensed Consolidating Financial Statements present the Parent Company’s investments in subsidiaries using the equity method of accounting. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor and the Non-Guarantor subsidiaries. Post Holdings, Inc. and all of its domestic subsidiaries form a single consolidated tax group for U.S. income tax purposes. Accordingly, income tax expense has been presented on the Guarantors’ Condensed Statements of Operations using the consolidated U.S. effective tax rate for the Company. Income tax payable and deferred tax items for the consolidated U.S. tax paying group reside solely on the Parent Company’s Condensed Consolidated Balance Sheet.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,122.2	$142.3	$(15.7)	$1,248.8
Cost of goods sold	—	782.4	119.6	(15.7)	886.3
Gross Profit	—	339.8	22.7	—	362.5

Selling, general and administrative expenses	4.6	173.8	8.6	—	187.0
Amortization of intangible assets	—	35.8	2.3	—	38.1
Other operating expenses, net	—	4.5	—	—	4.5
Operating (Loss) Profit	(4.6)	125.7	11.8	—	132.9
Interest expense (income), net	75.2	(0.2)	2.8	—	77.8
Other expense	15.9	—	—	—	15.9
(Loss) Earnings before Income Taxes	(95.7)	125.9	9.0	—	39.2
Income tax (benefit) expense	(33.4)	44.5	2.6	—	13.7
Net (Loss) Earnings before Equity in Subsidiaries	(62.3)	81.4	6.4	—	25.5
Equity earnings (loss) in subsidiaries	87.8	(0.5)	—	(87.3)	—
Net Earnings	$25.5	$80.9	$6.4	$(87.3)	$25.5
Total Comprehensive Income	$16.0	$81.2	$1.4	$(82.6)	$16.0

	Three Months Ended December 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$960.9	$123.4	$(10.4)	$1,073.9
Cost of goods sold	—	728.9	106.3	(10.4)	824.8
Gross Profit	—	232.0	17.1	—	249.1

Selling, general and administrative expenses	3.5	149.9	13.8	—	167.2
Amortization of intangible assets	—	30.8	2.7	—	33.5
Other operating expenses, net	—	7.5	—	—	7.5
Operating (Loss) Profit	(3.5)	43.8	0.6	—	40.9
Interest expense, net	57.1	(0.3)	3.3	—	60.1
Other expense	54.6	—	—	—	54.6
(Loss) Earnings before Income Taxes	(115.2)	44.1	(2.7)	—	(73.8)
Income tax expense (benefit)	37.9	(13.9)	(0.5)	—	23.5
Net (Loss) Earnings before Equity in Subsidiaries	(153.1)	58.0	(2.2)	—	(97.3)
Equity earnings (loss) in subsidiaries	55.8	(0.5)	—	(55.3)	—
Net (Loss) Earnings	$(97.3)	$57.5	$(2.2)	$(55.3)	$(97.3)
Total Comprehensive (Loss) Income	$(111.2)	$57.7	$(9.2)	$(48.5)	$(111.2)

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	December 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$753.2	$42.5	$15.5	$(8.8)	$802.4
Restricted cash	1.1	12.3	0.7	—	14.1
Receivables, net	17.1	310.1	57.6	(17.3)	367.5
Inventories	—	419.7	67.5	—	487.2
Prepaid expenses and other current assets	12.9	31.6	0.9	—	45.4
Total Current Assets	784.3	816.2	142.2	(26.1)	1,716.6
Property, net	—	1,324.3	44.3	—	1,368.6
Goodwill	—	2,949.0	123.8	—	3,072.8
Other intangible assets, net	—	2,852.6	90.6	—	2,943.2
Intercompany receivable	1,174.4	—	—	(1,174.4)	—
Intercompany notes receivable	141.3	—	—	(141.3)	—
Investment in subsidiaries	6,374.9	20.9	—	(6,395.8)	—
Other assets	55.3	5.9	1.0	—	62.2
Total Assets	$8,530.2	$7,968.9	$401.9	$(7,737.6)	$9,163.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.3	$1.6	$0.3	$—	$16.2
Accounts payable	0.2	221.5	37.8	(26.1)	233.4
Other current liabilities	85.2	205.5	24.1	—	314.8
Total Current Liabilities	99.7	428.6	62.2	(26.1)	564.4
Long-term debt	4,502.6	1.3	2.3	—	4,506.2
Intercompany payable	—	1,169.0	5.4	(1,174.4)	—
Intercompany notes payable	—	—	141.3	(141.3)	—
Deferred income taxes	777.0	—	23.2	—	800.2
Other liabilities	171.3	134.0	7.7	—	313.0
Total Liabilities	5,550.6	1,732.9	242.1	(1,341.8)	6,183.8
Total Shareholders’ Equity	2,979.6	6,236.0	159.8	(6,395.8)	2,979.6
Total Liabilities and Shareholders’ Equity	$8,530.2	$7,968.9	$401.9	$(7,737.6)	$9,163.4

	September 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$809.6	$30.5	$19.2	$(17.9)	$841.4
Restricted cash	1.1	17.0	0.7	—	18.8
Receivables, net	8.5	310.0	61.7	(14.0)	366.2
Inventories	—	396.1	69.2	—	465.3
Deferred income taxes	47.5	—	0.2	—	47.7
Intercompany notes receivable	7.7	—	—	(7.7)	—
Prepaid expenses and other current assets	12.7	27.9	1.7	—	42.3
Total Current Assets	887.1	781.5	152.7	(39.6)	1,781.7
Property, net	—	1,286.0	47.2	—	1,333.2
Goodwill	—	2,944.8	128.0	—	3,072.8
Other intangible assets, net	—	2,873.3	96.0	—	2,969.3
Intercompany receivable	1,129.8	—	—	(1,129.8)	—
Intercompany notes receivable	146.2	—	—	(146.2)	—
Investment in subsidiaries	6,311.9	21.9	—	(6,333.8)	—
Other assets	57.4	5.3	0.7	—	63.4
Total Assets	$8,532.4	$7,912.8	$424.6	$(7,649.4)	$9,220.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.1	$1.6	$0.3	$—	$16.0
Accounts payable	—	254.0	43.1	(31.9)	265.2
Intercompany notes payable	—	—	7.7	(7.7)	—
Other current liabilities	76.1	225.7	28.0	—	329.8
Total Current Liabilities	90.2	481.3	79.1	(39.6)	611.0
Long-term debt	4,507.7	1.3	2.4	—	4,511.4
Intercompany payable	—	1,124.2	5.6	(1,129.8)	—
Intercompany notes payable	—	—	146.2	(146.2)	—
Deferred income taxes	807.0	—	24.8	—	831.8
Other liabilities	151.5	130.9	7.8	—	290.2
Total Liabilities	5,556.4	1,737.7	265.9	(1,315.6)	6,244.4
Total Shareholders’ Equity	2,976.0	6,175.1	158.7	(6,333.8)	2,976.0
Total Liabilities and Shareholders’ Equity	$8,532.4	$7,912.8	$424.6	$(7,649.4)	$9,220.4

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$16.5	$139.3	$5.2	$(72.3)	$88.7

Cash Flows from Investing Activities
Business acquisitions	—	(94.4)	—	—	(94.4)
Additions to property	—	(17.9)	(0.6)	—	(18.5)
Restricted cash	—	4.7	—	—	4.7
Proceeds from sale of property	—	0.3	—	—	0.3
Capitalization of subsidiaries	(113.6)	—	—	113.6	—
Proceeds from equity distributions	52.3	0.1	—	(52.4)	—
Net receipts from intercompany revolver	7.7	—	—	(7.7)	—
Net Cash Used in Investing Activities	(53.6)	(107.2)	(0.6)	53.5	(107.9)

Cash Flows from Financing Activities
Repayments of long-term debt	(3.5)	—	(0.1)	—	(3.6)
Payment of preferred stock dividend	(4.3)	—	—	—	(4.3)
Preferred stock conversion	(10.9)	—	—	—	(10.9)
Proceeds from Parent capitalization	—	113.6	—	(113.6)	—
Payments for equity distributions	—	(133.7)	(0.1)	133.8	—
Net payments for intercompany revolver	—	—	(7.7)	7.7	—
Other, net	(0.6)	—	—	—	(0.6)
Net Cash Used in Financing Activities	(19.3)	(20.1)	(7.9)	27.9	(19.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)

Net (Decrease) Increase in Cash and Cash Equivalents	(56.4)	12.0	(3.7)	9.1	(39.0)
Cash and Cash Equivalents, Beginning of Year	809.6	30.5	19.2	(17.9)	841.4
Cash and Cash Equivalents, End of Period	$753.2	$42.5	$15.5	$(8.8)	$802.4

	Three Months Ended December 31, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(18.0)	$72.0	$5.5	$(2.3)	$57.2

Cash Flows from Investing Activities
Business acquisitions	—	(183.0)	(1.2)	—	(184.2)
Additions to property	—	(22.5)	(1.2)	—	(23.7)
Restricted cash	—	68.5	2.7	—	71.2
Capitalization of subsidiaries	(57.6)	—	—	57.6	—
Net receipts from intercompany revolver	6.3	—	—	(6.3)	—
Net Cash (Used in) Provided by Investing Activities	(51.3)	(137.0)	0.3	51.3	(136.7)

Cash Flows from Financing Activities
Repayments of long term-debt	(5.6)	(1.1)	—	—	(6.7)
Payment of preferred stock dividend	(4.3)	—	—	—	(4.3)
Proceeds from Parent capitalization	—	54.0	3.6	(57.6)	—
Net receipts from intercompany revolver	—	—	(6.3)	6.3	—
Other, net	(0.6)	—	—	—	(0.6)
Net Cash (Used in) Provided by Financing Activities	(10.5)	52.9	(2.7)	(51.3)	(11.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(0.6)	—	(0.6)

Net (Decrease) Increase in Cash and Cash Equivalents	(79.8)	(12.1)	2.5	(2.3)	(91.7)
Cash and Cash Equivalents, Beginning of Year	246.6	15.7	10.0	(3.9)	268.4
Cash and Cash Equivalents, End of Period	$166.8	$3.6	$12.5	$(6.2)	$176.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries. Please note these discussions are subject to discussion under “Cautionary Statements Regarding Forward-Looking Statements” included below.
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments: Post Consumer Brands, Michael Foods Group, Active Nutrition and Private Brands. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the Internet.
RECENT DEVELOPMENTS
Acquisitions
We completed the following acquisitions in fiscal 2016 and 2015:

•	Willamette Egg Farms (“WEF”), acquired October 3, 2015;

•	MOM Brands Company (“MOM Brands”), acquired May 4, 2015;

•	American Blanching Company (“ABC”), acquired November 1, 2014; and

•	PowerBar and Musashi brands (“PowerBar”), acquired October 1, 2014.
Due to the level of integration within existing businesses, certain discrete financial data for businesses acquired in fiscal 2015 is not available for the three months ended December 31, 2015.
RESULTS OF OPERATIONS

	Three Months Ended December 31,
(dollars in millions)	2015	2014	$ Change	% Change
Net Sales	$1,248.8	$1,073.9	$174.9	16%

Operating Profit	$132.9	$40.9	$92.0	225%
Interest expense, net	77.8	60.1	17.7	29%
Other expense	15.9	54.6	(38.7)	(71)%
Income tax expense	13.7	23.5	(9.8)	(42)%
Net Earnings (Loss)	$25.5	$(97.3)	$122.8	126%
Net Sales
Net sales increased $174.9 million, or 16%, during the three months ended December 31, 2015, compared to the corresponding period in the prior year. This increase is primarily due to the inclusion of incremental contributions from current and prior year acquisitions, as well as net sales growth in our Post branded ready-to-eat (“RTE”) cereal business and our Premier ready-to-drink shake products. The net sales growth was partially offset by reduced net sales in our egg, potato, cheese and Private Brands businesses and our other protein powder and bar brands. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $92.0 million to $132.9 million during the three months ended December 31, 2015, compared to the corresponding period in the prior year. This increase is primarily due to the inclusion of incremental segment profit contributions from current and prior year acquisitions, as well as increased segment profit within each of our segments. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense increased 29% for the three months ended December 31, 2015, compared to the corresponding period in the prior year. The increase is driven primarily by the increase in the principal balance of outstanding debt due to various debt issuances in 2015, as well as an increase in our weighted-average interest rate. Our weighted average interest rate on our total outstanding debt was 6.9% and 6.1% at December 31, 2015 and 2014, respectively. For additional information on our debt, refer to Note 14 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Other Expense
During the three months ended December 31, 2015, we recognized a loss of $15.9 million on non-cash mark-to-market adjustments related to our interest rate swaps, compared to a loss of $54.6 million in the three months ended December 31, 2014. For additional information on our interest rate swaps, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements.
Income Taxes
For the three months ended December 31, 2015, the effective income tax rate was 34.9%. For the three months ended December 31, 2014, the effective income tax rate was negative 31.8%. In accordance with Accounting Standards Codification (“ASC”) Topic 740, we recorded tax expense for the three months ended December 31, 2015 and 2014 using the estimated annual effective tax rate for our full fiscal year. For the three months ended December 31, 2014, the estimated annual effective tax rate differed significantly from the statutory tax rate primarily due to our estimate of full year earnings before income taxes which caused small variations in estimated permanent differences to have a magnified impact on the effective income tax rate percentage, the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses would have had an unfavorable impact on the effective income tax rate and the expectation that the Domestic Production Activities Deduction and tax planning strategies implemented for certain recent acquisitions would have had a favorable impact on the effective income tax rate.
 SEGMENT RESULTS
Our reportable segments are as follows:

•	Post Consumer Brands: primarily RTE cereals;

•	Michael Foods Group: the predominantly foodservice and food ingredient egg, potato and pasta businesses and the retail cheese business;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily peanut and other nut butters, dried fruit and nuts, and granola.
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, plant closure related costs, restructuring expenses, losses on assets held for sale, gain on sale of plant and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended December 31,
(dollars in millions)	2015	2014	$ Change	% Change
Net Sales	$411.6	$217.5	$194.1	89%
Segment Profit	$62.9	$37.6	$25.3	67%
Segment Profit Margin	15%	17%
Net sales for the Post Consumer Brands segment increased $194.1 million, or 89%, for the three months ended December 31, 2015. The increase is primarily due to the acquisition of MOM Brands in May 2015 which contributed net sales of $183.1 million in the three months ended December 31, 2015. Excluding this impact, net sales for the Post Foods business increased $11.0 million or 5% for the three months ended December 31, 2015. This increase was primarily driven by 7% higher volumes, partially offset by a decrease in average net selling prices. Volume increases are primarily the result of higher volumes for Pebbles and Honey Bunches of Oats as well as higher comanufacturing volumes. The decrease in average net selling prices is primarily the result of changes in sales mix with a current year shift to larger package sizes which sell at a lower average selling price per pound and higher comanufacturing volumes, partially offset by lower coupon redemption. Net sales were also negatively impacted by unfavorable changes in foreign exchange rates. Compared to the prior year pre-acquisition period, sales for our MOM Brands business were down, driven by reduced volumes and lower average net selling prices resulting from an unfavorable mix with an increase in governmental bid and private label volumes and a decrease in branded volumes. MOM Brands branded volumes in the prior year period were aided by high levels of promotional activity.
Segment profit for the three months ended December 31, 2015, increased 67% to $62.9 million when compared to the prior year. The increase is primarily the result of the acquisition of MOM Brands as well as increased sales in our Post Foods business, as previously discussed. Segment profit margin for the three months ended December 31, 2015 decreased to 15% from 17% in the prior year primarily due to the inclusion of the lower margin MOM Brands business. Segment profit was also negatively impacted in the three months ended December 31, 2015 by costs incurred of $7.9 million related to the integration of Post Foods and MOM Brands.
Michael Foods Group

	Three Months Ended December 31,
(dollars in millions)	2015	2014	$ Change	% Change
Net Sales	$586.4	$599.3	$(12.9)	(2)%
Segment Profit	$80.8	$42.1	$38.7	92%
Segment Profit Margin	14%	7%
Net sales for the Michael Foods Group segment decreased $12.9 million or 2% for the three months ended December 31, 2015. Excluding the impact of the current year acquisition of WEF, net sales decreased $42.6 million or 7%. Excluding the current year impact of WEF, egg product sales were down 9%, with volume down 26% for the three months ended December 31, 2015. Lower volumes are due to the impacts of the spring 2015 outbreak of avian influenza (“AI”) which reduced our egg supply available for sale in the three months ended December 31, 2015. Despite the lower volumes, revenues decreased only slightly as a result of substantially higher sales prices on market-based egg sales and price increases taken to offset higher costs incurred as a result of AI. Refrigerated potato products sales were down 2% with volume down 9%, cheese and other dairy case products sales were down 11%, with volume down 7%. The reduction in sales related to cheese and other dairy case products is primarily due to the impact of reduced pricing related to lower cheese and dairy input costs. These negative impacts were partially offset by 6% higher pasta sales on 6% higher volumes.
Segment profit increased $38.7 million or 92% for the three months ended December 31, 2015. Excluding the impact of the current year acquisition of WEF, segment profit increased $30.3 million or 72%. Segment profit increased in the three months ended December 31, 2015 compared to the prior year, resulting from improvements in all businesses within the segment. Egg results improved compared to fiscal 2015, despite the impacts of AI. The improvement was driven by aggressive cost containment and price increases taken to offset AI related costs as well as an unexpected decline in market egg prices. In addition, prior year results for our egg business were negatively impacted by $5.1 million of accrued costs for corrective actions in connection with isolated product quality issues. Pasta results were strong year over year, driven by volume increases, higher pricing relative to underlying commodity costs and a favorable mix with increased retail volumes and a decrease in governmental bid volumes. Cheese and dairy results improved as lower cheese and dairy costs in the three months ended December 31, 2015, resulted in more favorable pricing relative to the underlying commodity costs as compared to the prior year period. Potato results improved in the current year as a result of a favorable channel mix with increased retail volumes and a decrease in foodservice volumes. Improved raw potato quality also contributed to improved costs within the potato manufacturing operation.
Active Nutrition

	Three Months Ended December 31,
(dollars in millions)	2015	2014	$ Change	% Change
Net Sales	$115.8	$130.4	$(14.6)	(11)%
Segment Profit (Loss)	$10.5	$(6.3)	$16.8	267%
Segment Profit (Loss) Margin	9%	(5)%
Net sales for the Active Nutrition segment decreased $14.6 million, or 11%, for the three months ended December 31, 2015. This decrease is primarily attributable to 44% lower net sales within our Dymatize business, driven by reduced product supply that resulted from the prior year decision to close our manufacturing facility and permanently transfer production to third party facilities under co-manufacturing agreements. Sales were also negatively impacted by volume declines in our North American PowerBar business as well as the absence of sales for Musashi branded products in the current year ($6.4 million for the three months ended December 31, 2014) as the Musashi trademark and related assets were sold in the fourth quarter of fiscal 2015. These decreases were partially offset by strong growth in our Premier Nutrition branded products, where volumes were up 47% fueled by increased consumption and distribution of shakes within the club channel. Increased bar volumes and new product introductions also contributed to the volume increases.
Segment profit (loss) increased $16.8 million to $10.5 million, for the three months ended December 31, 2015. This increase was driven by higher protein shake volumes, as previously described, favorable raw material costs of $3.4 million, lower manufacturing costs of $3.9 million largely resulting from the prior year closure of our Boise, Idaho and Dymatize facilities and $2.5 million lower advertising and promotion spending. Segment profit was negatively impacted in the prior year by $2.0 million of PowerBar integration costs, a $1.9 million acquisition accounting related inventory valuation adjustment and a $1.2 million loss attributable to the Australian Musashi business which was sold in the fourth quarter of fiscal 2015.

Private Brands

	Three Months Ended December 31,
(dollars in millions)	2015	2014	$ Change	% Change
Net Sales	$135.6	$127.8	$7.8	6%
Segment Profit	$12.9	$6.9	$6.0	87%
Segment Profit Margin	10%	5%
Net sales for the Private Brands segment increased $7.8 million, or 6%, for the three months ended December 31, 2015 (including reduced intercompany sales of $0.5 million to the Post Consumer Brands segment). This increase is due to the inclusion of an additional month of results in the three months ended December 31, 2015, as compared to the prior year, related to the November 1, 2014 acquisition of ABC. Excluding this impact, sales for the Private Brands segment decreased slightly due to an unfavorable sales mix resulting from lower sales of higher-priced tree nut butters as compared to the prior year, lower fruit and nut sales and unfavorable changes in foreign exchange rates. These unfavorable impacts were partially offset by an overall increase in sales volume for the three months ended December 31, 2015. Volume increases were driven by traditional peanut butter, partially offset by declines in tree nut butter, fruit and nut sales, cereal and granola.
Segment profit increased $6.0 million, or 87%, for the three months ended December 31, 2015. This increase is primarily due to the inclusion of an additional month of results in the three months ended December 31, 2015, as compared to the prior year, related to the November 1, 2014 acquisition of ABC. In addition, segment profit was positively impacted by increased gross profit resulting from higher traditional peanut butter volume, improved margins on fruit and nut items, lower traditional peanut costs and changes in foreign exchange rates in the three months ended December 31, 2015, partially offset by lower tree nut butter volumes. Segment profit was negatively impacted in the three months ended December 31, 2014 by an acquisition accounting related inventory valuation adjustment of $1.3 million.
General Corporate Expenses and Other

	Three Months Ended December 31,
(dollars in millions)	2015	2014	$ Change	% Change
General corporate expenses and other	$34.2	$39.4	$(5.2)	(13)%
General Corporate Expenses and Other decreased $5.2 million, or 13%, during the three months ended December 31, 2015. The decrease is due to reduced third party acquisition related costs of $3.0 million, $2.2 million lower stock-based compensation expense and decreased losses related to mark-to-market adjustments on commodity hedges of $1.3 million. In addition, losses on assets held for sale of $4.0 million to adjust the carrying value of the assets to their estimated fair value less estimated selling costs were recorded in the three months ended December 31, 2015 compared to $7.1 million in the prior year. These lower costs were partially offset by an increase in restructuring and plant closure costs of $3.7 million.
Of the total restructuring and plant closure costs for the three months ended December 31, 2015, $0.6 million relate to the Post Consumer Brands segment and $3.9 million relate to the Active Nutrition segment. Of the total losses on assets held for sale for the three months ended December 31, 2015, $3.7 million relate to the Post Consumer Brands segment and $0.3 million relate to the Active Nutrition segment. For the three months ended December 31, 2014, the $0.8 million of restructuring and plant closure costs and the $7.1 million of losses on assets held for sale related to the Post Consumer Brands segment. These amounts are excluded from the measure of segment profit.
LIQUIDITY AND CAPITAL RESOURCES
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
(dollars in millions)	2015	2014
Cash provided by operating activities	$88.7	$57.2
Cash used in investing activities	(107.9)	(136.7)
Cash used in financing activities	(19.4)	(11.6)
Effect of exchange rate changes on cash	(0.4)	(0.6)
Net decrease in cash and cash equivalents	$(39.0)	$(91.7)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and our current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives or waivers under our Credit Agreement and indentures governing our senior notes in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all.
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long-term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations.
Cash provided by operating activities for the three months ended December 31, 2015 increased $31.5 million compared to the prior year period. This increase was primarily driven by incremental cash flows from the operations of our 2016 and 2015 acquisitions and lower interest payments of $4.0 million primarily due to a reduction in the principal balance of our term loan at December 31, 2015 as compared to the prior year and the timing of interest payments due on debt issued in the third quarter of fiscal 2015, partially offset by $109.2 million of unfavorable working capital changes during the three months ended December 31, 2015 when compared to working capital changes in the prior year. The change is primarily due to a decrease in accounts payable and other current liabilities of $47.5 million for the three months ended December 31, 2015 compared to an increase in accounts payable and other current liabilities of $50.6 million in the three months ended December 31, 2014. The current year decrease is primarily the result of incentive compensation payouts made in the first quarter of fiscal 2015. The increase in fiscal 2015 was due primarily due to an increase in income taxes payable.
Cash used in investing activities for the three months ended December 31, 2015 decreased $28.8 million compared to the prior year period. The decrease was driven by the reduction of cash paid for acquisitions of $89.8 million as well as a decrease in capital expenditures of $5.2 million. Cash used in investing activities was also impacted in fiscal 2015 by escrow deposits of $55.0 million and $14.0 million, classified as restricted cash, related to the acquisitions of PowerBar and ABC, respectively.
Cash used in financing activities for the three months ended December 31, 2015 increased $7.8 million compared to the prior year period. The current year outflow is driven by a $10.9 million payment related to the December 2015 conversion of 0.9 million shares of our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (see Note 13), partially offset by lower repayments of long-term debt of $3.1 million.
Debt Covenants
Under the terms of the Credit Agreement, we are required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest expense coverage. As of December 31, 2015, we were in compliance with such financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement permits us to incur additional unsecured debt only if our pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of December 31, 2015, our pro forma consolidated interest coverage ratio exceeded this threshold.
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
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2015 as filed with the SEC on November 25, 2015. There have been no significant changes to our critical accounting policies and estimates since September 30, 2015.
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

These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to realize the synergies contemplated by the acquisition of MOM Brands Company (“MOM Brands”);

•	our ability to promptly and effectively integrate the MOM Brands and Post Foods businesses;

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including both secured and unsecured debt;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	changes in our cost structure, management, financing and business operations;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	our ability to maintain competitive pricing, introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate and respond to changes in consumer preferences and trends;

•	changes in economic conditions and consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes, work stoppages or unionization efforts;

•	legal and regulatory factors, including advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding operations;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	the ultimate impact litigation may have on us, including the lawsuit (to which Michael Foods is a party) alleging violations of federal and state antitrust laws in the egg industry;

•	our reliance on third party manufacturers for certain of our products;

•	disruptions or inefficiencies in supply chain;

•	our ability to recognize the expected benefits of the closing of our Farmers Branch, Texas manufacturing facility as well as our Parsippany, New Jersey office;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	business disruptions caused by information technology failures and/or technology hacking;

•	fluctuations in foreign currency exchange rates;

•	consolidations in the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension and other post-retirement plans;

•	loss of key employees;

•	our ability to protect our intellectual property;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations; and

•
other risks and uncertainties included under “Risk Factors” in this document and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on November 25, 2015.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2015, we had outstanding principal value of indebtedness of $4,481.5 million related to our various senior notes issuances, our term loan, our 5.25% tangible equity units, $5.5 million of debt and capital leases assumed in the acquisition of Michael Foods and a revolving credit facility with a $400.0 million borrowing capacity. The revolving credit facility has outstanding letters of credit of $12.1 million which reduced the available borrowing capacity to $387.9 million at December 31, 2015. Of the total $4,481.5 million outstanding indebtedness, approximately $4,107.1 million bears interest at fixed rates with a weighted-average interest rate of 7.2% and is not subject to change based on changes in market interest rates.
The remaining $374.4 million is variable rate debt comprised of the unpaid principal balance of our term loan which bears interest at the greater of LIBOR or a 0.75% floor plus a 3% spread. As of December 31, 2015, we had interest rate swaps with a notional amount of $78.3 that obligate us to pay a fixed rate of 3.1% and receive one-month LIBOR. These swaps have the effect of converting a portion of our variable interest rate term loan debt to fixed interest rates beginning in June 2016 and ending in May 2021. In addition, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a lump sum net settlement in July 2018, as well as interest rate swaps with a $899.3 million notional amount that obligate us to pay a weighted average fixed rate of approximately 3.67% and receive three-month LIBOR and will result in a lump sum net settlement in December 2019.
Borrowings under the Revolving Credit Facility bear interest at either the Eurodollar Rate or the Base Rate (as such terms are defined in the Credit Agreement) plus an applicable margin ranging from 2.00% to 2.50% for Eurodollar Rate-based loans and from 1.00% to 1.50% for Base Rate-based loans, depending upon our senior secured leverage ratio.
There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, as filed with the SEC on November 25, 2015.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
In connection with the Company’s acquisitions in fiscal 2015 and 2016, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to the Company’s internal control over financial reporting. The Company’s fiscal 2016 acquisitions will be excluded from management's assessment of internal control over financial reporting as of September 30, 2016.

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
Michael Foods received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 27, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as participation in various programs of United Egg Producers. The Florida Attorney General’s Office has not taken any further enforcement action during the pendency of the civil antitrust litigation referenced above.
We do not believe it is possible to estimate the loss in connection with these litigated matters. Accordingly, we cannot predict what impact, if any, these matters and any results from such matters could have on our future results of operations.
Other: We are subject to various other legal proceedings and actions arising in the normal course of our business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to our consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 25, 2015, as of and for the year ended September 30, 2015.

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

4.9
Indenture (2024 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 18, 2015)

4.10
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K/A filed on August 21, 2015)

10.50†	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2015)

10.51†	Form of Stock-Settled Three-Year Ratable Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 18, 2015)

10.52†	Form of Cash-Settled Three-Year Ratable Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 18, 2015)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2016

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2016

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 5, 2016

101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	February 5, 2016	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
SVP and Chief Financial Officer (Principal Financial and Accounting Officer)