Form 10-Q
period 2016-03-31
Post Holdings, Inc.
filed 2016-05-06
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Common stock, $0.01 Par Value – 64,310,050 shares as of May 2, 2016

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net Sales	$1,271.1	$1,052.7	$2,519.9	$2,126.6
Cost of goods sold	861.8	777.2	1,748.1	1,602.0
Gross Profit	409.3	275.5	771.8	524.6
Selling, general and administrative expenses	205.6	176.4	392.6	343.6
Amortization of intangible assets	38.1	33.7	76.2	67.2
Other operating expenses, net	3.1	15.7	7.6	23.2
Operating Profit	162.5	49.7	295.4	90.6
Interest expense, net	77.2	59.8	155.0	119.9
Other expense	90.9	28.8	106.8	83.4
(Loss) Earnings before Income Taxes	(5.6)	(38.9)	33.6	(112.7)
Income tax (benefit) expense	(10.5)	(69.4)	3.2	(45.9)
Net Earnings (Loss)	4.9	30.5	30.4	(66.8)
Preferred stock dividends (see Note 13)	(3.4)	(4.2)	(18.4)	(8.5)
Net Earnings (Loss) Available to Common Shareholders	$1.5	$26.3	$12.0	$(75.3)

Earnings (Loss) per Common Share:
Basic	$0.02	$0.48	$0.18	$(1.45)
Diluted	$0.02	$0.45	$0.17	$(1.45)

Weighted-Average Common Shares Outstanding:
Basic	69.1	54.5	68.3	52.1
Diluted	70.5	67.6	69.7	52.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net Earnings (Loss)	$4.9	$30.5	$30.4	$(66.8)
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	1.6	—	1.6	—
Reclassifications to net earnings (loss)	—	0.2	0.5	0.5
Unrealized gain on plan amendment (see Note 15)	36.1	—	36.1	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	19.7	(26.8)	9.9	(40.9)
Reclassifications to net earnings (loss) (see Note 4)	(1.3)	—	(1.3)	—
Tax (expense) benefit on other comprehensive income (loss)	(14.4)	0.2	(14.6)	0.1
Total Comprehensive Income (Loss)	$46.6	$4.1	$62.6	$(107.1)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2016	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$868.2	$841.4
Restricted cash	8.4	18.8
Receivables, net	386.8	366.2
Inventories	491.5	465.3
Deferred income taxes	—	47.7
Prepaid expenses and other current assets	55.0	42.3
Total Current Assets	1,809.9	1,781.7
Property, net	1,341.9	1,333.2
Goodwill	3,081.4	3,072.8
Other intangible assets, net	2,911.3	2,969.3
Other assets	60.0	63.4
Total Assets	$9,204.5	$9,220.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$15.7	$16.0
Accounts payable	224.3	265.2
Other current liabilities	316.6	329.8
Total Current Liabilities	556.6	611.0
Long-term debt	4,498.2	4,511.4
Deferred income taxes	774.4	831.8
Other liabilities	368.6	290.2
Total Liabilities	6,197.8	6,244.4

Shareholders’ Equity
Preferred stock	—	0.1
Common stock	0.7	0.6
Additional paid-in capital	3,506.9	3,538.8
Accumulated deficit	(390.6)	(421.0)
Accumulated other comprehensive loss	(56.9)	(89.1)
Treasury stock, at cost	(53.4)	(53.4)
Total Shareholders’ Equity	3,006.7	2,976.0
Total Liabilities and Shareholders’ Equity	$9,204.5	$9,220.4

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net Earnings (Loss)	$30.4	$(66.8)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization	151.2	126.3
Unrealized loss on interest rate swaps	106.8	83.4
Amortization of deferred financing costs and debt discount/premium, net	2.3	2.6
Loss on write-down of assets held for sale	8.4	22.5
Non-cash stock-based compensation expense	8.4	16.7
Deferred income taxes	(25.1)	(61.5)
Other, net	(2.2)	0.1
Other changes in current assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables, net	(4.8)	77.7
Increase in inventories	(21.9)	(49.5)
Increase in prepaid expenses and other current assets	(9.1)	(6.4)
(Decrease) increase in accounts payable and other current liabilities	(51.6)	6.9
Increase in non-current liabilities	3.6	6.4
Net Cash Provided by Operating Activities	196.4	158.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(94.4)	(187.9)
Additions to property	(44.8)	(45.6)
Restricted cash	10.4	71.1
Proceeds from sale of property	0.6	—
Proceeds from sale of businesses	6.2	—
Insurance proceeds on property losses	—	1.8
Net Cash Used in Investing Activities	(122.0)	(160.6)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	341.4
Repayments of long-term debt	(8.1)	(13.2)
Payments of preferred stock dividends	(7.7)	(8.5)
Preferred stock conversion	(10.9)	—
Payments of debt issuance costs	—	(3.7)
Proceeds from exercise of stock awards	6.2	—
Cash paid in advance for stock repurchase contracts (see Note 13)	(28.3)	—
Other, net	0.3	(1.7)
Net Cash (Used in) Provided by Financing Activities	(48.5)	314.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.9	(1.5)
Net Increase in Cash and Cash Equivalents	26.8	310.6
Cash and Cash Equivalents, Beginning of Year	841.4	268.4
Cash and Cash Equivalents, End of Period	$868.2	$579.0

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we”) as of and for the fiscal year ended September 30, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on November 25, 2015.
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
NOTE 2 - RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2016-09, “Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting.” The updated guidance changes the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2018) and early application is permitted. The Company is currently evaluating the impact of adopting this guidance.
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (i.e., Post’s financial statements for the year ending September 30, 2019). The Company is currently evaluating the impact of adopting this guidance.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standards update requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020), with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact of adopting this guidance.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The standards update requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2019). Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standards update requires an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted and can be applied either retrospectively or prospectively. The Company prospectively adopted this ASU at December 31, 2015 and is now presenting all deferred tax assets and liabilities as noncurrent on the Condensed Consolidated Balance Sheets. Balances at September 30, 2015 were not retrospectively adjusted as the Company chose to prospectively adopt this ASU.
NOTE 3 — RESTRUCTURING
In September 2015, the Company announced its plan to close its Dymatize manufacturing facility located in Farmers Branch, Texas and permanently transfer production to third party facilities under co-manufacturing agreements. Plant production ceased in the fourth quarter of 2015.
In May 2015, the Company announced its plan to consolidate its cereal business administrative offices in Lakeville, Minnesota. In connection with the consolidation, the Company closed its office located in Parsippany, New Jersey and relocated those functions as well as certain functions located in Battle Creek, Michigan to the Lakeville office. The Parsippany office closure was substantially completed in February 2016.
In March 2015, the Company announced its plan to close its facility in Boise, Idaho, which manufactured certain PowerBar products distributed in North America. Plant production ceased in June 2015 and the facility was sold in September 2015.
In April 2013, the Company announced management’s decision to close its cereal plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014, and no additional restructuring costs were incurred in fiscal 2015 or 2016.
Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Pension Curtailment	Accelerated Depreciation	Total
Balance at September 30, 2014	$0.7	$—	$—	$0.7
Charge to expense	3.1	—	—	3.1
Cash payments	(0.5)	—	—	(0.5)
Non-cash charges	—	—	—	—
Balance at March 31, 2015	$3.3	$—	$—	$3.3

Balance at September 30, 2015	$10.5	$—	$—	$10.5
Charge to expense	1.3	—	0.4	1.7
Cash payments	(6.1)	—	—	(6.1)
Non-cash charges	(0.6)	—	(0.4)	(1.0)
Balance at March 31, 2016	$5.1	$—	$—	$5.1

Total expected restructuring charge	$17.7	$1.7	$20.1	$39.5
Cumulative restructuring charges incurred to date	17.7	1.7	20.1	39.5
Remaining expected restructuring charge	$—	$—	$—	$—
In the three and six months ended March 31, 2016, the Company incurred total restructuring charges of $0.5 and $1.7, respectively, which were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In both the three and six months ended March 31, 2015, the Company incurred total restructuring charges of $3.1, which were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance (see Note 16).
Assets Held for Sale
Related to the closures of its Modesto, California and Farmers Branch, Texas facilities, the Company has land, building, machinery and equipment classified as assets held for sale. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets was $12.7 and $11.4 as of March 31, 2016 and September 30, 2015, respectively. Held for sale losses of $4.4 and $8.4 were recorded in the three and six months ended March 31, 2016, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. Held for sale losses of $15.4 and $22.5 were recorded in the three and six months ended March 31, 2015, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. These losses are reported as “Other operating expenses, net” on the Condensed Consolidated Statements of Operations.
NOTE 4 — BUSINESS COMBINATIONS AND DIVESTITURES
On October 3, 2015, the Company completed its acquisition of Willamette Egg Farms (“WEF”) for $90.0, subject to working capital and other adjustments, resulting in a payment at closing of $109.0. In December 2015, a final settlement of net working capital and other adjustments was reached, resulting in an additional amount paid by the Company of $4.6. WEF is a producer, processor and wholesale distributor of eggs and egg products and is reported in Post’s Michael Foods Group segment (see Note 16). Based upon the preliminary purchase price allocation, the Company has recorded $12.7 of customer relationships to be amortized over a weighted-average period of 20 years and $2.5 to trademarks and brands to be amortized over a weighted-average period of 20 years. Net sales included in the Condensed Consolidated Statements of Operations was $22.3 and $52.0, for the three and six months ended March 31, 2016, respectively. Operating profit included in the Condensed Consolidated Statements of Operations was $4.2 and $12.6 for the three and six months ended March 31, 2016, respectively.
On May 4, 2015, Post completed its acquisition of MOM Brands Company (“MOM Brands”), a manufacturer and distributer of ready-to-eat (“RTE”) cereals. MOM Brands is reported in the Post Consumer Brands segment (see Note 16). The closing purchase price of the transaction was $1,181.5 and was partially paid by the issuance of 2.45 shares of the Company’s common stock to the former owners of MOM Brands. The shares were valued at the May 1, 2015 closing price of $46.60 per share for a total issuance of $114.4. In September 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of $4.0.
On November 1, 2014, the Company completed its acquisition of American Blanching Company (“ABC”) for $128.0. ABC is a manufacturer of peanut butter for national brands, private label retail and industrial markets and provider of peanut blanching, granulation and roasting services for the commercial peanut industry. ABC is reported in Post’s Private Brands segment (see Note 16).
On October 1, 2014, the Company completed its acquisition of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A (“PowerBar”) for $150.0, subject to a working capital adjustment, which resulted in a payment at closing of $136.1. In March 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of $1.7. PowerBar is reported in the Active Nutrition segment (see Note 16).
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
Certain estimated values for the WEF acquisition, including goodwill, intangible assets, inventory and deferred taxes, are not yet finalized pending the final purchase price allocation and are subject to change once additional information is obtained.
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

Divestitures
In March 2016, the Company sold certain assets of the Michael Foods Canadian business, included in the Michael Foods Group segment (see Note 16), to a third party for $6.9, subject to working capital and other adjustments estimated to be $0.5, resulting in net cash received of $6.4. The Company recorded a gain of $2.0 related to the transaction in March 2016 which includes $1.3 of foreign exchange gains that were previously included in accumulated other comprehensive income. This gain is included in “Other operating expenses, net” in the Condensed Consolidated Statements of Operations.
On July 1, 2015, the Company sold the PowerBar Australia assets and Musashi trademark. In February 2016, a final settlement of net working capital was reached related to the sale of the PowerBar Australia assets and Musashi trademark, resulting in an amount paid by the Company of $0.2.
Transaction related costs
The Company incurred acquisition and divestiture related expenses of $0.2 and $2.2 during the three and six months ended March 31, 2016, respectively, and $1.8 and $6.8 during the three and six months ended March 31, 2015, respectively. The costs are recorded as “Selling, general and administrative expenses,” and include amounts for transactions that were signed, spending for due diligence on potential acquisitions that were not signed or announced at the time of the Company’s reporting, and spending for divestiture transactions.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Pro forma net sales	$1,271.1	$1,268.1	$2,519.9	$2,578.0
Pro forma net earnings (loss) available to common shareholders	1.5	29.9	13.2	(58.3)
Pro forma basic earnings (loss) per common share	$0.02	$0.55	$0.19	$(1.12)
Pro forma diluted earnings (loss) per common share	$0.02	$0.44	$0.19	$(1.12)
NOTE 5 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2015
Goodwill (gross)	$1,993.9	$1,341.6	$180.7	$254.0	$3,770.2
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.8	$1,341.6	$92.4	$254.0	$3,072.8
Goodwill acquired	—	4.2	—	—	4.2
Currency translation adjustment	0.2	—	—	4.2	4.4
Balance, March 31, 2016
Goodwill (gross)	$1,994.1	$1,345.8	$180.7	$258.2	$3,778.8
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,385.0	$1,345.8	$92.4	$258.2	$3,081.4
NOTE 6 — INCOME TAXES
For the three and six months ended March 31, 2016, the effective income tax rate was 187.5% and 9.5%, respectively. In accordance with ASC Topic 740, the Company recorded tax (benefit) expense for the three and six months ended March 31, 2016 using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three and six month periods. Our effective tax rate differed significantly from our statutory rate as a result of discrete items occurring in the second quarter of fiscal 2016 primarily relating to the Company’s decision to exit its Canadian egg business reported in the Michael Foods Group segment (see Note 4) and the expectation the Domestic Production Activities Deduction under the Internal Revenue Code (“DPAD”) will have a favorable impact on the effective income tax rate.
For the three and six months ended March 31, 2015, the effective income tax rate was 178.4% and 40.7%, respectively. In accordance with ASC Topic 740, the Company’s tax benefit recognized for the year-to-date loss was limited to the amount that would be recognized if the year-to-date ordinary loss was the anticipated ordinary loss for the fiscal year. The estimated annual effective tax rate differed from the statutory tax rate primarily due to the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses would have an unfavorable impact on the effective income tax rate and the expectation that the DPAD and tax planning strategies implemented for certain recent acquisitions would have a favorable impact on the effective income tax rate.
NOTE 7 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2016			September 30, 2015
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,013.6	$(247.6)	$1,766.0	$1,998.6	$(192.7)	$1,805.9
Trademarks/brands	795.4	(99.9)	695.5	780.9	(79.1)	701.8
Other intangible assets	21.9	(6.6)	15.3	21.3	(5.4)	15.9
	2,830.9	(354.1)	2,476.8	2,800.8	(277.2)	2,523.6
Not subject to amortization:
Trademarks/brands	434.5	—	434.5	445.7	—	445.7
	$3,265.4	$(354.1)	$2,911.3	$3,246.5	$(277.2)	$2,969.3
NOTE 8 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. The Company’s tangible equity units (“TEUs”) are assumed to be settled at the minimum settlement amount of 1.7114 shares per TEU for weighted-average shares for basic earnings (loss) per share. For diluted earnings (loss) per share, the shares, to the extent dilutive, are assumed to be settled at a conversion factor based on the Company’s daily volume-weighted-average price per share of the Company’s common stock not to exceed 2.0964 shares per TEU.
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net earnings (loss) for basic earnings (loss) per share	$1.5	$26.3	$12.0	$(75.3)
Net earnings (loss) for diluted earnings (loss) per share	$1.5	$30.5	$12.0	$(75.3)

Weighted-average shares outstanding	64.2	49.6	63.4	47.2
Effect of TEUs on weighted-average shares for basic earnings (loss) per share	4.9	4.9	4.9	4.9
Weighted-average shares for basic earnings (loss) per share	69.1	54.5	68.3	52.1
Effect of dilutive securities:
Stock options	1.0	0.6	1.0	—
Stock appreciation rights	0.1	0.1	0.1	—
Restricted stock awards	0.3	0.3	0.3	—
TEUs	—	1.1	—	—
Preferred shares conversion to common	—	11.0	—	—
Total dilutive securities	1.4	13.1	1.4	—
Weighted-average shares for diluted earnings (loss) per share	70.5	67.6	69.7	52.1

Basic earnings (loss) per common share	$0.02	$0.48	$0.18	$(1.45)
Diluted earnings (loss) per common share	$0.02	$0.45	$0.17	$(1.45)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Stock options	0.3	1.3	0.3	4.6
Stock appreciation rights	—	0.1	—	0.3
Restricted stock awards	0.2	—	0.4	0.5
TEUs	—	—	—	1.1
Preferred shares conversion to common	9.1	—	9.1	11.0
NOTE 9 — INVENTORIES

	March 31, 2016	September 30, 2015
Raw materials and supplies	$126.0	$142.5
Work in process	16.3	15.3
Finished products	317.9	286.8
Flocks	31.3	20.7
	$491.5	$465.3
NOTE 10 — PROPERTY, NET

	March 31, 2016	September 30, 2015
Property, at cost	$1,815.5	$1,737.7
Accumulated depreciation	(473.6)	(404.5)
	$1,341.9	$1,333.2

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
At March 31, 2016, the notional amounts of commodity and energy contracts were $32.6 and $23.2, respectively. These contracts relate to inputs that generally will be utilized within the next 12 months. At March 31, 2016 and September 30, 2015, the Company had pledged collateral of $6.7 and $10.7, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets. At March 31, 2016, the Company had a liability of $4.9 related to open and closed commodity and energy option contracts and associated fees that have not been cash settled. Of the total liability, $3.0 is included in “Other current liabilities” and $1.9 is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. Payment for these contracts is due at the time the option is closed or expires.
As of March 31, 2016, the Company had interest rate swaps with a notional amount of $78.3 that obligate Post to pay a fixed rate of 3.1% and receive one-month LIBOR. These swaps have the effect of converting a portion of the Company’s variable interest rate term loan debt to fixed interest rates beginning in June 2016 and ending in May 2021. In addition, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted-average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a net lump sum settlement in July 2018, as well as interest rate swaps with a $899.3 notional amount that obligate Post to pay a weighted-average fixed rate of approximately 3.7% and receive three-month LIBOR and will result in a net lump sum settlement in December 2019.
Commodity and energy derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve.
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of March 31, 2016 and September 30, 2015.

		Fair Value of Assets as of March 31, 2016
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Commodity contracts	Prepaid expenses and other current assets	$2.1	$—	$2.1
Energy contracts	Prepaid expenses and other current assets	1.2	—	1.2
		$3.3	$—	$3.3

		Fair Value of Liabilities as of March 31, 2016
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Commodity contracts	Other current liabilities	$0.9	$—	$0.9
Energy contracts	Other current liabilities	4.0	—	4.0
Interest rate swaps	Other current liabilities	1.4	—	1.4
Interest rate swaps	Other liabilities	238.2	—	238.2
		$244.5	$—	$244.5

		Fair Value of Assets as of September 30, 2015
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets
Commodity contracts	Prepaid expenses and other current assets	$0.4	$—	$0.4
Energy contracts	Prepaid expenses and other current assets	0.2	—	0.2
		$0.6	$—	$0.6

		Fair Value of Liabilities as of September 30, 2015
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets
Commodity contracts	Other current liabilities	$1.2	$—	$1.2
Energy contracts	Other current liabilities	4.7	—	4.7
Interest rate swaps	Other current liabilities	4.9	—	4.9
Interest rate swaps	Other liabilities	127.9	—	127.9
		$138.7	$—	$138.7
The following table presents the recognized (gain) loss from derivative instruments that were not designated as qualified hedging instruments on the Company’s Condensed Consolidated Statements of Operations.

		(Gain) Loss Recognized in Earnings (Loss)
	Location of (Gain) Loss Recognized in Earnings (Loss)	Three Months Ended March 31,		Six Months Ended March 31,
		2016	2015	2016	2015
Commodity contracts	Cost of goods sold	$(0.2)	$(0.2)	$4.2	$(8.4)
Energy contracts	Cost of goods sold	0.8	(4.9)	4.9	3.6
Interest rate swaps	Other expense	90.9	28.8	106.8	83.4
NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	March 31, 2016			September 30, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$10.7	$10.7	$—	$10.3	$10.3	$—
Derivative assets	3.3	—	3.3	0.6	—	0.6
	$14.0	$10.7	$3.3	$10.9	$10.3	$0.6
Liabilities:
Deferred compensation liabilities	$15.5	$—	$15.5	$14.2	$—	$14.2
Derivative liabilities	244.5	—	244.5	138.7	—	138.7
	$260.0	$—	$260.0	$152.9	$—	$152.9
The following table represents the fair value of Post’s long-term debt which is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	March 31, 2016	September 30, 2015
Senior notes	$4,349.7	$4,112.5
Term loan	374.9	374.0
TEUs	22.8	28.6
4.57% 2012 Series Bond maturing September 2017	1.9	2.9
Capital leases	—	2.8
	$4,749.3	$4,520.8
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
The deferred compensation investment is invested primarily in mutual funds and its fair value is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. The Company utilizes the income approach to measure fair value for its derivative assets, which include options and futures contracts for commodities and energy. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices. Changes in the deferred compensation investment and related liability are recorded as a component of selling, general and administrative expenses.
Refer to Note 11 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the Condensed Consolidated Statements of Operations.
As stated previously (see Note 3), the Company has land, building, machinery and equipment classified as assets held for sale related to the closure of its Modesto, California and Farmers Branch, Texas facilities. At March 31, 2016 and September 30, 2015, the carrying value and estimated fair value less estimated costs to sell the assets held for sale was $12.7 and $11.4, respectively, and is included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. The fair value of the assets held for sale were measured at fair value on a nonrecurring basis based on third-party offers to purchase the assets, along with management’s own assumptions. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2015	$11.4
Transfers into held for sale	10.1
Losses on assets held for sale	(8.4)
Cash received from sale of assets	(0.4)
Balance, March 31, 2016	$12.7
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
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company will pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above the pre-determined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the pre-determined price, the Company will receive the number of shares specified in the agreement. In March 2016, the Company entered into a structured share repurchase arrangement which required cash payments totaling $28.3, including transaction-related fees of $0.2. This arrangement will settle in May 2016 and will result in the receipt of either 0.5 million shares of the Company’s common stock or cash of $29.4. Under these arrangements, any prepayments or cash payments at settlement are recorded as “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.
NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	March 31, 2016	September 30, 2015
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	875.0
6.00% Senior Notes maturing December 2022	630.0	630.0
7.75% Senior Notes maturing March 2024	800.0	800.0
8.00% Senior Notes maturing July 2025	400.0	400.0
Term Loan	374.4	374.4
TEUs	18.2	25.1
4.57% 2012 Series Bond maturing September 2017	1.9	2.9
Capital leases	—	2.8
	$4,474.5	$4,485.2
Less: Current Portion	(15.7)	(16.0)
Plus: Unamortized premiums, net of discounts	39.4	42.2
Total long-term debt	$4,498.2	$4,511.4
On January 29, 2014, the Company entered into a credit agreement (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility with an aggregate principal value of $400.0 as well as an incremental term loan. The revolving credit facility has outstanding letters of credit of $12.1 which reduced the available borrowing capacity to $387.9 at March 31, 2016.
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
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest coverage. As of March 31, 2016, the Company was in compliance with such financial covenants. The Company does not believe non-compliance is reasonably likely in the foreseeable future.
NOTE 15 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the United States and Canada for its Post Consumer Brands segment. Certain of the Company’s employees are eligible to participate in the Company’s qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Inc. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$1.0	$0.9	$2.0	$1.9
Interest cost	0.6	0.5	1.2	1.1
Expected return on plan assets	(0.6)	(0.5)	(1.3)	(1.2)
Recognized net actuarial loss	0.2	0.2	0.5	0.4
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit cost	$1.3	$1.2	$2.6	$2.4

	Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$0.4	$0.5	$0.8	$1.0
Interest cost	1.1	1.2	2.4	2.4
Recognized net actuarial loss	0.3	0.3	0.7	0.7
Recognized prior service credit	(0.6)	(0.4)	(0.9)	(0.8)
Net periodic benefit cost	$1.2	$1.6	$3.0	$3.3
In the second quarter of fiscal 2016, the Company finalized a new collective bargaining agreement that resulted in an amendment to its other postretirement benefit plan. As a result of this amendment, the Company remeasured its other benefits obligation using inputs as of February 29, 2016 and a gain of $36.1 ($22.3, net of tax) was recognized in accumulated other comprehensive income (loss) with an offsetting reduction in the accumulated postretirement benefit obligation.
NOTE 16 — SEGMENTS
The Company’s reportable segments are as follows:

•	Post Consumer Brands: primarily RTE cereals;

•	Michael Foods Group: eggs, potatoes, cheese and pasta;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily peanut and other nut butters, dried fruit and nuts, and granola.
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, facility closure related costs, restructuring expenses, losses on assets held for sale, gain on sale of business and other unallocated corporate income and expenses. The following tables present information about the Company’s reportable segments, including corresponding amounts for the prior year.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net Sales
Post Consumer Brands	$440.1	$243.9	$851.7	$461.4
Michael Foods Group	557.7	550.3	1,144.1	1,149.6
Active Nutrition	143.8	134.6	259.6	265.0
Private Brands	129.7	124.9	265.3	252.7
Eliminations	(0.2)	(1.0)	(0.8)	(2.1)
Total	$1,271.1	$1,052.7	$2,519.9	$2,126.6
Segment Profit (Loss)
Post Consumer Brands	$74.7	$50.8	$137.6	$88.4
Michael Foods Group	89.6	39.8	170.4	81.9
Active Nutrition	13.8	(4.5)	24.3	(10.8)
Private Brands	7.7	10.4	20.6	17.3
Total segment profit	185.8	96.5	352.9	176.8
General corporate expenses and other	23.3	46.8	57.5	86.2
Interest expense, net	77.2	59.8	155.0	119.9
Other expense	90.9	28.8	106.8	83.4
(Loss) earnings before income taxes	$(5.6)	$(38.9)	$33.6	$(112.7)
Depreciation and amortization
Post Consumer Brands	$26.2	$12.0	$52.5	$24.2
Michael Foods Group	36.1	36.5	70.5	73.1
Active Nutrition	6.2	6.9	12.4	13.8
Private Brands	6.2	6.5	12.4	12.5
Total segment depreciation and amortization	74.7	61.9	147.8	123.6
Corporate and accelerated depreciation	1.7	1.3	3.4	2.7
Total	$76.4	$63.2	$151.2	$126.3

Assets			March 31, 2016	September 30, 2015
Post Consumer Brands			$3,433.6	$3,473.0
Michael Foods Group			3,535.4	3,506.0
Active Nutrition			641.8	645.4
Private Brands			653.3	651.6
Corporate			940.4	944.4
Total			$9,204.5	$9,220.4

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
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company (Post Holdings, Inc.), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. The Condensed Consolidating Financial Statements present the Parent Company’s investments in subsidiaries using the equity method of accounting. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor and the Non-Guarantor subsidiaries. Post Holdings, Inc. and all of its domestic subsidiaries form a single consolidated tax group for U.S. income tax purposes. Accordingly, income tax expense has been presented on the Guarantors’ Condensed Statements of Operations using the consolidated U.S. effective tax rate for the Company. Income tax payable and deferred tax items for the consolidated U.S. tax paying group reside solely on the Parent Company’s Condensed Consolidated Balance Sheets.

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,156.0	$130.4	$(15.3)	$1,271.1
Cost of goods sold	—	765.0	112.1	(15.3)	861.8
Gross Profit	—	391.0	18.3	—	409.3
Selling, general and administrative expenses	4.9	189.9	10.8	—	205.6
Amortization of intangible assets	—	35.9	2.2	—	38.1
Other operating expenses (income), net	—	12.8	(9.7)	—	3.1
Operating (Loss) Profit	(4.9)	152.4	15.0	—	162.5
Interest expense (income), net	74.8	(0.3)	2.7	—	77.2
Other expense	90.9	—	—	—	90.9
(Loss) Earnings before Income Taxes	(170.6)	152.7	12.3	—	(5.6)
Income tax expense (benefit)	8.0	(19.7)	1.2	—	(10.5)
Net (Loss) Earnings before Equity in Subsidiaries	(178.6)	172.4	11.1	—	4.9
Equity earnings in subsidiaries	183.5	8.7	—	(192.2)	—
Net Earnings	$4.9	$181.1	$11.1	$(192.2)	$4.9
Total Comprehensive Income	$46.6	$203.1	$21.0	$(224.1)	$46.6

	Three Months Ended March 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$957.6	$106.0	$(10.9)	$1,052.7
Cost of goods sold	—	699.8	88.3	(10.9)	777.2
Gross Profit	—	257.8	17.7	—	275.5
Selling, general and administrative expenses	5.3	157.6	13.5	—	176.4
Amortization of intangible assets	—	31.3	2.4	—	33.7
Other operating expenses, net	—	15.5	0.2	—	15.7
Operating (Loss) Profit	(5.3)	53.4	1.6	—	49.7
Interest expense (income), net	56.9	(0.2)	3.1	—	59.8
Other expense	28.8	—	—	—	28.8
(Loss) Earnings before Income Taxes	(91.0)	53.6	(1.5)	—	(38.9)
Income tax (benefit) expense	(121.9)	52.5	—	—	(69.4)
Net Earnings (Loss) before Equity in Subsidiaries	30.9	1.1	(1.5)	—	30.5
Equity loss in subsidiaries	(0.4)	(0.6)	—	1.0	—
Net Earnings (Loss)	$30.5	$0.5	$(1.5)	$1.0	$30.5
Total Comprehensive Income (Loss)	$4.1	$0.8	$(14.7)	$13.9	$4.1

	Six Months Ended March 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$2,278.2	$272.7	$(31.0)	$2,519.9
Cost of goods sold	—	1,547.4	231.7	(31.0)	1,748.1
Gross Profit	—	730.8	41.0	—	771.8
Selling, general and administrative expenses	9.5	363.7	19.4	—	392.6
Amortization of intangible assets	—	71.7	4.5	—	76.2
Other operating expenses (income), net	—	17.3	(9.7)	—	7.6
Operating (Loss) Profit	(9.5)	278.1	26.8	—	295.4
Interest expense (income), net	150.0	(0.5)	5.5	—	155.0
Other expense	106.8	—	—	—	106.8
(Loss) Earnings before Income Taxes	(266.3)	278.6	21.3	—	33.6
Income tax (benefit) expense	(25.4)	24.8	3.8	—	3.2
Net (Loss) Earnings before Equity in Subsidiaries	(240.9)	253.8	17.5	—	30.4
Equity earnings in subsidiaries	271.3	8.2	—	(279.5)	—
Net Earnings	$30.4	$262.0	$17.5	$(279.5)	$30.4
Total Comprehensive Income	$62.6	$284.3	$22.4	$(306.7)	$62.6

	Six Months Ended March 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,918.5	$229.4	$(21.3)	$2,126.6
Cost of goods sold	—	1,428.7	194.6	(21.3)	1,602.0
Gross Profit	—	489.8	34.8	—	524.6
Selling, general and administrative expenses	8.8	307.5	27.3	—	343.6
Amortization of intangible assets	—	62.1	5.1	—	67.2
Other operating expenses, net	—	23.0	0.2	—	23.2
Operating (Loss) Profit	(8.8)	97.2	2.2	—	90.6
Interest expense (income), net	114.0	(0.5)	6.4	—	119.9
Other expense	83.4	—	—	—	83.4
(Loss) Earnings before Income Taxes	(206.2)	97.7	(4.2)	—	(112.7)
Income tax (benefit) expense	(84.0)	38.6	(0.5)	—	(45.9)
Net (Loss) Earnings before Equity in Subsidiaries	(122.2)	59.1	(3.7)	—	(66.8)
Equity earnings (loss) in subsidiaries	55.4	(1.1)	—	(54.3)	—
Net (Loss) Earnings	$(66.8)	$58.0	$(3.7)	$(54.3)	$(66.8)
Total Comprehensive (Loss) Income	$(107.1)	$58.5	$(23.9)	$(34.6)	$(107.1)

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	March 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$817.2	$30.5	$27.1	$(6.6)	$868.2
Restricted cash	1.1	6.6	0.7	—	8.4
Receivables, net	5.2	330.7	59.8	(8.9)	386.8
Inventories	—	422.2	69.3	—	491.5
Prepaid expenses and other current assets	15.0	38.9	1.1	—	55.0
Total Current Assets	838.5	828.9	158.0	(15.5)	1,809.9
Property, net	—	1,302.6	39.3	—	1,341.9
Goodwill	—	2,949.0	132.4	—	3,081.4
Other intangible assets, net	—	2,816.7	94.6	—	2,911.3
Intercompany receivable	1,166.3	—	—	(1,166.3)	—
Intercompany notes receivable	151.1	—	—	(151.1)	—
Investment in subsidiaries	6,381.9	24.1	—	(6,406.0)	—
Other assets	52.9	6.0	1.1	—	60.0
Total Assets	$8,590.7	$7,927.3	$425.4	$(7,738.9)	$9,204.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.4	$1.3	$—	$—	$15.7
Accounts payable	—	205.5	34.3	(15.5)	224.3
Other current liabilities	61.3	228.6	26.7	—	316.6
Total Current Liabilities	75.7	435.4	61.0	(15.5)	556.6
Long-term debt	4,497.6	0.6	—	—	4,498.2
Intercompany payable	—	1,161.0	5.3	(1,166.3)	—
Intercompany notes payable	—	—	151.1	(151.1)	—
Deferred income taxes	750.1	—	24.3	—	774.4
Other liabilities	260.6	99.6	8.4	—	368.6
Total Liabilities	5,584.0	1,696.6	250.1	(1,332.9)	6,197.8
Total Shareholders’ Equity	3,006.7	6,230.7	175.3	(6,406.0)	3,006.7
Total Liabilities and Shareholders’ Equity	$8,590.7	$7,927.3	$425.4	$(7,738.9)	$9,204.5

	September 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$809.6	$30.5	$19.2	$(17.9)	$841.4
Restricted cash	1.1	17.0	0.7	—	18.8
Receivables, net	8.5	310.0	61.7	(14.0)	366.2
Inventories	—	396.1	69.2	—	465.3
Deferred income taxes	47.5	—	0.2	—	47.7
Intercompany notes receivable	7.7	—	—	(7.7)	—
Prepaid expenses and other current assets	12.7	27.9	1.7	—	42.3
Total Current Assets	887.1	781.5	152.7	(39.6)	1,781.7
Property, net	—	1,286.0	47.2	—	1,333.2
Goodwill	—	2,944.8	128.0	—	3,072.8
Other intangible assets, net	—	2,873.3	96.0	—	2,969.3
Intercompany receivable	1,129.8	—	—	(1,129.8)	—
Intercompany notes receivable	146.2	—	—	(146.2)	—
Investment in subsidiaries	6,311.9	21.9	—	(6,333.8)	—
Other assets	57.4	5.3	0.7	—	63.4
Total Assets	$8,532.4	$7,912.8	$424.6	$(7,649.4)	$9,220.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.1	$1.6	$0.3	$—	$16.0
Accounts payable	—	254.0	43.1	(31.9)	265.2
Intercompany notes payable	—	—	7.7	(7.7)	—
Other current liabilities	76.1	225.7	28.0	—	329.8
Total Current Liabilities	90.2	481.3	79.1	(39.6)	611.0
Long-term debt	4,507.7	1.3	2.4	—	4,511.4
Intercompany payable	—	1,124.2	5.6	(1,129.8)	—
Intercompany notes payable	—	—	146.2	(146.2)	—
Deferred income taxes	807.0	—	24.8	—	831.8
Other liabilities	151.5	130.9	7.8	—	290.2
Total Liabilities	5,556.4	1,737.7	265.9	(1,315.6)	6,244.4
Total Shareholders’ Equity	2,976.0	6,175.1	158.7	(6,333.8)	2,976.0
Total Liabilities and Shareholders’ Equity	$8,532.4	$7,912.8	$424.6	$(7,649.4)	$9,220.4

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$80.9	$356.0	$10.2	$(250.7)	$196.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(94.4)	—	—	(94.4)
Additions to property	—	(43.2)	(1.6)	—	(44.8)
Restricted cash	—	10.4	—	—	10.4
Proceeds from sale of property	—	0.6	—	—	0.6
Proceeds from sale of businesses	(0.2)	—	6.4	—	6.2
Capitalization of subsidiaries	(123.2)	—	—	123.2	—
Proceeds from equity distributions	89.8	0.2	—	(90.0)	—
Net receipts from intercompany revolver	7.7	—	—	(7.7)	—
Net Cash (Used in) Provided by Investing Activities	(25.9)	(126.4)	4.8	25.5	(122.0)

Cash Flows from Financing Activities
Repayments of long-term debt	(7.0)	(1.0)	(0.1)	—	(8.1)
Payment of preferred stock dividend	(7.7)	—	—	—	(7.7)
Preferred stock conversion	(10.9)	—	—	—	(10.9)
Proceeds from exercise of stock awards	6.2	—	—	—	6.2
Net cash paid in advance for stock repurchase contracts	(28.3)	—	—	—	(28.3)
Proceeds from Parent capitalization	—	113.6	—	(113.6)	—
Payments for equity distributions	—	(342.2)	(0.2)	342.4	—
Net payments for intercompany revolver	—	—	(7.7)	7.7	—
Other, net	0.3	—	—	—	0.3
Net Cash Used in Financing Activities	(47.4)	(229.6)	(8.0)	236.5	(48.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.9	—	0.9

Net Increase in Cash and Cash Equivalents	7.6	—	7.9	11.3	26.8
Cash and Cash Equivalents, Beginning of Year	809.6	30.5	19.2	(17.9)	841.4
Cash and Cash Equivalents, End of Period	$817.2	$30.5	$27.1	$(6.6)	$868.2

	Six Months Ended March 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$14.0	$203.7	$4.6	$(63.9)	$158.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(3.5)	(183.2)	(1.2)	—	(187.9)
Additions to property	—	(43.7)	(1.9)	—	(45.6)
Restricted cash	—	68.4	2.7	—	71.1
Insurance proceeds on property losses	—	1.8	—	—	1.8
Proceeds from equity distributions	121.5	—	—	(121.5)	—
Capitalization of subsidiaries	(138.6)	—	—	138.6	—
Net receipts from intercompany revolver	0.6	—	—	(0.6)	—
Net Cash Used in Investing Activities	(20.0)	(156.7)	(0.4)	16.5	(160.6)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	341.4	—	—	—	341.4
Repayments of long term-debt	(11.0)	(2.0)	(0.2)	—	(13.2)
Payments of preferred stock dividends	(8.5)	—	—	—	(8.5)
Payments of debt issuance costs	(3.7)	—	—	—	(3.7)
Payments for equity distributions	—	(171.0)	—	171.0	—
Proceeds from Parent capitalization	—	128.0	1.0	(129.0)	—
Net receipts from intercompany revolver	—	—	(0.6)	0.6	—
Other, net	(1.7)	—	—	—	(1.7)
Net Cash Provided by (Used in) Financing Activities	316.5	(45.0)	0.2	42.6	314.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1.5)	—	(1.5)

Net Increase in Cash and Cash Equivalents	310.5	2.0	2.9	(4.8)	310.6
Cash and Cash Equivalents, Beginning of Year	246.6	15.7	10.0	(3.9)	268.4
Cash and Cash Equivalents, End of Period	$557.1	$17.7	$12.9	$(8.7)	$579.0

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
RECENT DEVELOPMENTS
Acquisitions
We completed the following acquisitions in fiscal 2016 and 2015:

•	Willamette Egg Farms (“WEF”), acquired October 3, 2015;

•	MOM Brands Company (“MOM Brands”), acquired May 4, 2015;

•	American Blanching Company (“ABC”), acquired November 1, 2014; and

•	PowerBar and Musashi brands (“PowerBar”), acquired October 1, 2014.
Divestitures
We completed the following divestitures in fiscal 2016 and 2015:

•	Certain assets of our Michael Foods Canadian business, sold March 1, 2016 and

•	PowerBar Australia assets and Musashi trademark, sold July 1, 2015.

Due to the level of integration within existing businesses, certain discrete financial data for businesses acquired in fiscal 2015 is not available for the three and six months ended March 31, 2016.
RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$1,271.1	$1,052.7	$218.4	21%	$2,519.9	$2,126.6	$393.3	18%

Operating Profit	$162.5	$49.7	$112.8	227%	$295.4	$90.6	$204.8	226%
Interest expense, net	77.2	59.8	17.4	29%	155.0	119.9	35.1	29%
Other expense	90.9	28.8	62.1	216%	106.8	83.4	23.4	28%
Income tax (benefit) expense	(10.5)	(69.4)	58.9	(85)%	3.2	(45.9)	49.1	(107)%
Net Earnings (Loss)	$4.9	$30.5	$(25.6)	(84)%	$30.4	$(66.8)	$97.2	(146)%
Net Sales
Net sales increased $218.4 million, or 21%, during the three months ended March 31, 2016, and $393.3 million, or 18%, during the six months ended March 31, 2016, compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of incremental contributions from current and prior year acquisitions, as well as net sales growth in our ready-to-eat (“RTE”) cereal business and our Premier Protein ready-to-drink shake products, as well as our pasta, peanut butter and dried fruit and nut products. The net sales growth was partially offset by reduced net sales in our egg, potato, cheese and other protein powder and bar brands and other nut butter products. For further discussion, refer to “Segment Results” within this section.

Operating Profit
Operating profit increased $112.8 million, or 227%, during the three months ended March 31, 2016, and $204.8 million, or 226%, during the six months ended March 31, 2016, compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of incremental segment profit contributions from current and prior year acquisitions, as well as increased segment profit within our Post Consumer Brands, Michael Foods Group and Active Nutrition segments for both the three and six months ended March 31, 2016. Segment profit within the Private Brands segment increased in the six month period. In addition, general corporate expenses and other were significantly lower for both the three and six months ended March 31, 2016. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense increased 29% for both the three and six months ended March 31, 2016 compared to the corresponding periods in the prior year. The increase was driven primarily by the increase in the principal balance of outstanding debt due to various debt issuances in 2015, as well as an increase in our weighted-average interest rate. Our weighted-average interest rate on our total outstanding debt was 6.9% and 6.1% at March 31, 2016 and 2015, respectively. For additional information on our debt, refer to Note 14 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Other Expense
During the three and six months ended March 31, 2016, we recognized losses of $90.9 million and $106.8 million, respectively, on non-cash mark-to-market adjustments related to our interest rate swaps, compared to losses of $28.8 million and $83.4 million in the three months and six months ended March 31, 2015, respectively. For additional information on our interest rate swaps, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Income Taxes
For the three and six months ended March 31, 2016, our effective income tax rate was 188% and 10%, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740,we recorded tax (benefit) expense for the three and six months ended March 31, 2016 using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three and six month periods. Our effective tax rate differed significantly from our statutory rate as a result of discrete items occurring in the second quarter of fiscal 2016 primarily relating to the decision to exit our Canadian egg business reported in the Michael Foods Group segment (see Note 4) and the expectation the Domestic Production Activities Deduction under the Internal Revenue Code (“DPAD”) will have a favorable impact on the effective income tax rate.
For the three and six months ended March 31, 2015, the effective income tax rate was 178% and 41%, respectively. In accordance with ASC Topic 740, our tax benefit recognized for the year-to-date loss was limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the fiscal year. The estimated annual effective tax rate differed from the statutory tax rate primarily due to the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses would have an unfavorable impact on the effective income tax rate and the expectation that the DPAD and tax planning strategies implemented for certain recent acquisitions would have a favorable impact on the effective income tax rate.
 SEGMENT RESULTS
Our reportable segments are as follows:

•	Post Consumer Brands: primarily RTE cereals;

•	Michael Foods Group: eggs, potatoes, cheese and pasta;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily peanut and other nut butters, dried fruit and nuts, and granola.
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, plant closure related costs, restructuring expenses, losses on assets held for sale, gain on sale of plant and other unallocated corporate income and expenses.

Post Consumer Brands

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$440.1	$243.9	$196.2	80%	$851.7	$461.4	$390.3	85%
Segment Profit	$74.7	$50.8	$23.9	47%	$137.6	$88.4	$49.2	56%
Segment Profit Margin	17%	21%			16%	19%
Net sales for the Post Consumer Brands segment increased $196.2 million, or 80%, for the three months ended March 31, 2016. The increase was primarily due to the acquisition of MOM Brands in May 2015 which contributed net sales of $194.5 million in the three months ended March 31, 2016. Excluding this impact, net sales increased $1.7 million, or 1%. This increase was primarily driven by higher average net selling prices resulting from lower trade spending and lower coupon redemption, partially offset by slightly lower volumes (less than 1% decrease). Volume decreases were primarily the result of declines in Great Grains, Shredded Wheat, Grape-Nuts and Honeycomb, partially offset by an increase in Pebbles volumes. Net sales were also negatively impacted by unfavorable changes in foreign exchange rates of $2.1 million. Compared to the prior year pre-acquisition period, net sales for our MOM Brands business were up slightly, driven by lower levels of trade spending, partially offset by lower volumes.
Net sales for the Post Consumer Brands segment increased $390.3 million, or 85%, for the six months ended March 31, 2016. The increase was primarily due to the acquisition of MOM Brands in May 2015 which contributed net sales of $377.6 million in the six months ended March 31, 2016. Excluding this impact, net sales for the Post Foods business increased $12.7 million, or 3%. This increase was primarily driven by 3% higher volumes. Volume increases were primarily the result of higher volumes for Pebbles as well as higher comanufacturing volumes. Average net selling prices were relatively flat for the six months ended March 31, 2016 as an unfavorable change in sales mix with a current year shift to larger package sizes which sell at a lower average selling price per pound and higher comanufacturing volumes, was offset by lower trade spending and coupon redemption. Net sales were also negatively impacted by unfavorable changes in foreign exchange rates of $5.5 million. Compared to the prior year pre-acquisition period, net sales for our MOM Brands business were down on reduced volumes. Volume declines for MOM Brands were primarily the result of lapping a high promotional period in the prior year and reduced distribution of Malt-O-Meal branded boxes and licensed brands, partially offset by growth in Malt-O-Meal permanent branded bags.
Segment profit for the three months ended March 31, 2016 increased $23.9 million, or 47%, when compared to the prior year. The increase was primarily the result of the acquisition of MOM Brands as well as increased sales in our Post Foods business, as previously discussed. Segment profit margin for the three months ended March 31, 2016 decreased to 17% from 21% in the prior year primarily from the inclusion of the lower margin MOM Brands business, partially offset by synergies achieved through the combination of the Post Foods and MOM Brands businesses. Segment profit was also negatively impacted in the three months ended March 31, 2016 by $5.8 million of integration costs.
Segment profit for the six months ended March 31, 2016 increased $49.2 million, or 56%, when compared to the prior year. The increase was primarily the result of the acquisition of MOM Brands as well as increased sales in our Post Foods business, as previously discussed. Segment profit margin for the six months ended March 31, 2016 decreased to 16% from 19% in the prior year primarily from the inclusion of the lower margin MOM Brands business, partially offset by synergies achieved through the combination of the Post Foods and MOM Brands businesses. Segment profit was also negatively impacted in the six months ended March 31, 2016 by $13.7 million of integration costs.
Michael Foods Group

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$557.7	$550.3	$7.4	1%	$1,144.1	$1,149.6	$(5.5)	—%
Segment Profit	$89.6	$39.8	$49.8	125%	$170.4	$81.9	$88.5	108%
Segment Profit Margin	16%	7%			15%	7%
Net sales for the Michael Foods Group segment increased $7.4 million, or 1%, for the three months ended March 31, 2016. Excluding the impact of the current year acquisition of WEF, net sales decreased $14.9 million, or 3%. Excluding the current year impact of WEF, egg product sales were down 4%, with volume down 17%. Lower volumes were due to the impacts of the spring 2015 outbreak of avian influenza (“AI”) which reduced our egg supply available for sale in the three months ended March 31, 2016. Despite the significantly lower volumes, revenues decreased far less as a result of higher sales prices from price increases taken to offset higher costs incurred as a result of AI. Refrigerated potato products sales were down 2%, with volume down 6%, and cheese and other dairy case products sales were down 3%, with volume down 5%. These declines were partially offset by 3% higher pasta sales on 12% higher volumes.
Net sales for the Michael Foods Group segment decreased $5.5 million for the six months ended March 31, 2016. Excluding the impact of the current year acquisition of WEF, net sales decreased $57.5 million, or 5%. Excluding the current year impact of WEF, egg product sales were down 6%, with volume down 22%. Lower volumes were due to the impacts of the spring 2015 outbreak of AI which reduced our egg supply available for sale in the six months ended March 31, 2016. Despite the significantly lower volumes, revenues decreased far less as a result of price increases taken to offset higher costs incurred as a result of AI. Refrigerated potato products sales were down 2%, with volume down 8%, and cheese and other dairy case products sales were down 7%, with volume down 6%. These declines were partially offset by 4% higher pasta sales on 9% higher volumes.
Segment profit increased $49.8 million, or 125%, for the three months ended March 31, 2016. Excluding the impact of the current year acquisition of WEF, segment profit increased $45.6 million, or 115%. The increase in segment profit in the three months ended March 31, 2016 compared to the prior year resulted from improvements in most businesses within the segment. Egg results improved compared to fiscal 2015, despite the impacts of AI. The improvement was driven by aggressive cost containment and price increases taken to offset AI related costs as well as an unexpected decline in market egg prices. Cheese and dairy results improved due to increased pricing relative to the underlying commodity costs as compared to the prior year period. Potato results were down slightly in the current year as a result of volume declines and increased advertising and promotional spending on retail potato products. Pasta results were flat compared to a strong prior year quarter.
Segment profit increased $88.5 million, or 108%, for the six months ended March 31, 2016. Excluding the impact of the current year acquisition of WEF, segment profit increased $75.9 million, or 93%. The increase in segment profit resulted from improvements in all businesses within the segment. Egg results improved compared to fiscal 2015, despite the impacts of AI. The improvement was driven by aggressive cost containment and price increases taken to offset AI related costs as well as an unexpected decline in market egg prices. In addition, prior year results for our egg business were negatively impacted by $5.1 million of accrued costs for corrective actions in connection with isolated product quality issues. Pasta results were strong year over year, driven by volume increases, higher pricing relative to underlying commodity costs and a favorable mix with increased retail volumes and a decrease in governmental bid volumes. Cheese and dairy results improved with favorable pricing relative to the underlying commodity costs as compared to the prior year period. Potato results improved in the current year as a result of a favorable channel mix with increased retail volumes and a decrease in foodservice volumes. Improved raw potato quality also contributed to improved costs within the potato manufacturing operation.
Active Nutrition

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$143.8	$134.6	$9.2	7%	$259.6	$265.0	$(5.4)	(2)%
Segment Profit (Loss)	$13.8	$(4.5)	$18.3	407%	$24.3	$(10.8)	$35.1	325%
Segment Profit (Loss) Margin	10%	(3)%			9%	(4)%
Net sales for the Active Nutrition segment increased $9.2 million, or 7%, for the three months ended March 31, 2016. This increase was primarily attributable to strong growth in our Premier Protein branded products, where net sales were up 39%, fueled by increased consumption and distribution of shakes, as well as new product introductions. This increase was partially offset by 29% lower net sales within our Dymatize business, driven by the prior year decision to close our manufacturing facility and exit Dymatize’s private label business. Sales were also negatively impacted by volume declines in our North American PowerBar business as well as the absence of sales for Musashi branded products in the current year ($5.7 million for the three months ended March 31, 2015) as the Australian Musashi business was sold in the fourth quarter of fiscal 2015.
Net sales for the Active Nutrition segment decreased $5.4 million, or 2%, for the six months ended March 31, 2016, partially due to the absence of sales for Musashi branded products in the current year ($12.1 million for the six months ended March 31, 2015) as the Musashi trademark and related assets were sold in the fourth quarter of fiscal 2015. Excluding this impact, sales increased $6.7 million, or 3%, primarily attributable to strong growth in our Premier Protein branded products, where net sales were up 28%, fueled by increased consumption and distribution of shakes, as well as new product introductions. This increase was partially offset by 36% lower net sales within our Dymatize business, driven by the prior year decision to close our manufacturing facility and exit Dymatize’s private label business. Sales were also negatively impacted by volume declines in our North American PowerBar business.
Segment profit (loss) increased $18.3 million, to $13.8 million, for the three months ended March 31, 2016. This increase was driven by higher protein shake volumes, as previously described, favorable raw material costs of $4.2 million, lower manufacturing costs of $0.8 million, largely resulting from the prior year closure of our Boise, Idaho and Farmers Branch, Texas facilities, and $1.5 million lower advertising, promotion and marketing spending. Segment profit was negatively impacted in the prior year by $1.5 million of PowerBar integration costs and a $1.4 million loss attributable to the Australian Musashi business which was sold in the fourth quarter of fiscal 2015.
Segment profit (loss) increased $35.1 million, to $24.3 million, for the six months ended March 31, 2016. This increase was driven by higher protein shake volumes, as previously described, favorable raw material costs of $7.6 million, lower manufacturing costs of $4.1 million, largely resulting from the prior year closure of our Boise, Idaho and Farmers Branch, Texas facilities, and $3.4 million lower advertising and promotion spending. Segment profit was negatively impacted in the prior year by $3.5 million of PowerBar integration costs, a $1.9 million acquisition accounting related inventory valuation adjustment and a $2.6 million loss attributable to the Australian Musashi business which was sold in the fourth quarter of fiscal 2015.
Private Brands

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$129.7	$124.9	$4.8	4%	$265.3	$252.7	$12.6	5%
Segment Profit	$7.7	$10.4	$(2.7)	(26)%	$20.6	$17.3	$3.3	19%
Segment Profit Margin	6%	8%			8%	7%
Net sales for the Private Brands segment increased $4.8 million, or 4%, for the three months ended March 31, 2016 (including reduced intercompany sales of $0.8 million to the Post Consumer Brands segment). This increase was driven by a 9% increase in sales volume for the three months ended March 31, 2016. Volume increases were driven by traditional and organic peanut butter and dried fruit and nut sales, partially offset by declines in tree nut butter, cereal and granola. Net sales growth, driven by an increase in volume, was partially offset by an unfavorable sales mix resulting from lower sales of higher-priced tree nut butters as compared to the prior year and unfavorable changes in foreign exchange rates.
Net sales for the Private Brands segment increased $12.6 million, or 5%, for the six months ended March 31, 2016 (including reduced intercompany sales of $1.3 million to the Post Consumer Brands segment). This increase was primarily due to the inclusion of an additional month of results in the six months ended March 31, 2016, as compared to the prior year, related to the November 1, 2014 acquisition of ABC. Excluding this impact, sales for the Private Brands segment increased slightly due to volume increases in traditional and organic peanut butter and dried fruit and nut sales, partially offset by declines in tree nut butter, cereal and granola. Net sales growth, driven by an increase in volume, was partially offset by an unfavorable sales mix resulting from lower sales of higher-priced tree nut butters as compared to the prior year and unfavorable changes in foreign exchange rates.
Segment profit decreased $2.7 million, or 26%, for the three months ended March 31, 2016. The decrease was primarily due to unfavorable changes in foreign exchange rates, higher compensation costs as the result of increased headcount and losses of $0.6 million on disposals of fixed assets. This negative impact was partially offset by an overall increase in volumes, as previously discussed, as well as improved margins on dried fruit and nut items and lower traditional peanut costs in the three months ended March 31, 2016.
Segment profit increased $3.3 million, or 19%, for the six months ended March 31, 2016. This increase was primarily due to the inclusion of an additional month of results for ABC in the six months ended March 31, 2016, as compared to the prior year, as previously discussed. Segment profit was positively impacted by increased volumes, as previously discussed, improved margins on dried fruit and nut items and lower traditional peanut costs, partially offset by unfavorable changes in foreign exchange rates, higher compensation costs as the result of increased headcount and losses of $0.6 million on the disposal of fixed assets in the six months ended March 31, 2016. Segment profit was negatively impacted in the six months ended March 31, 2015 by an acquisition accounting related inventory valuation adjustment of $1.3 million.
General Corporate Expenses and Other

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General corporate expenses and other	$23.3	$46.8	$(23.5)	(50)%	$57.5	$86.2	$(28.7)	(33)%
General corporate expenses and other decreased $23.5 million, or 50%, during the three months ended March 31, 2016. The decrease was primarily due to lower stock-based compensation expense of $5.1 million, increased gains related to mark-to-market adjustments on commodity hedges of $2.5 million, lower restructuring and plant closure costs of $3.0 million and reduced third party acquisition related costs of $1.6 million. In addition, losses on assets held for sale of $4.4 million to adjust the carrying value of the assets to their estimated fair value less estimated selling costs were recorded in the three months ended March 31, 2016 compared to $15.4 million in the prior year.
Of the total restructuring and plant closure costs of $0.8 million for the three months ended March 31, 2016, $0.5 million related to the Active Nutrition segment and $0.3 million related to the Post Consumer Brands segment. Of the total losses on assets held for sale for the three months ended March 31, 2016, $3.0 million related to the Active Nutrition segment and $1.4 million related to the Post Consumer Brands segment. Of the $3.8 million of restructuring and plant closure costs for the three months ended March 31, 2015, $3.5 million related to the Active Nutrition segment and $0.3 million related to the Post Consumer Brands segment, and the $15.4 million of losses on assets held for sale related to the Private Brands segment. These amounts are excluded from the measure of segment profit.
General corporate expenses and other decreased $28.7 million, or 33%, during the six months ended March 31, 2016. The decrease was due to lower stock-based compensation expense of $7.3 million, reduced third party acquisition related costs of $4.6 million, and decreased losses related to mark-to-market adjustments on commodity hedges of $3.8 million. In addition, losses on assets held for sale of $8.4 million to adjust the carrying value of the assets to their estimated fair value less estimated selling costs were recorded in the six months ended March 31, 2016 compared to $22.5 million in the prior year. These lower costs were partially offset by an increase in restructuring and plant closure costs of $0.7 million.
Of the total restructuring and plant closure costs of $5.3 million for the six months ended March 31, 2016, $4.5 million related to the Active Nutrition segment and $0.8 million related to the Post Consumer Brands segment. Of the total losses on assets held for sale for the six months ended March 31, 2016, $5.0 million related to the Post Consumer Brands segment and $3.4 million related to the Active Nutrition segment. The restructuring and plant closure costs of $4.6 million for the six months ended March 31, 2015 related to the Active Nutrition segment. Of the total losses on assets held for sale for the six months ended March 31, 2016, $15.4 million related to the Private Brands segment and $7.1 million related to the Post Consumer Brands segment. These amounts are excluded from the measure of segment profit.
LIQUIDITY AND CAPITAL RESOURCES
The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
(dollars in millions)	2016	2015
Cash provided by operating activities	$196.4	$158.4
Cash used in investing activities	(122.0)	(160.6)
Cash (used in) provided by financing activities	(48.5)	314.3
Effect of exchange rate changes on cash	0.9	(1.5)
Net increase in cash and cash equivalents	$26.8	$310.6
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
Cash provided by operating activities for the six months ended March 31, 2016 increased $38.0 million compared to the prior year period. This increase was driven by incremental cash flows from the operations of our 2016 and 2015 acquisitions, partially offset by $116.1 million of unfavorable working capital changes during the six months ended March 31, 2016 when compared to working capital changes in the prior year. The unfavorable change in working capital was primarily due to higher payments for income taxes in the six months ended March 31, 2016, as well as the collection of a $55.5 million income tax receivable in the six months ended March 31, 2015.

Cash used in investing activities for the six months ended March 31, 2016 decreased $38.6 million compared to the prior year period. The decrease was driven by the reduction of cash paid for acquisitions of $93.5 million, net proceeds received from the sale of businesses of $6.2 million and a decrease in capital expenditures of $0.8 million. Cash used in investing activities was also impacted in fiscal 2015 by escrow deposits of $55.0 million and $14.0 million, classified as restricted cash, related to the acquisitions of PowerBar and ABC, respectively.
Cash used in financing activities for the six months ended March 31, 2016 was $48.5 million compared to cash provided by financing activities of $314.3 million in the prior year period. The current year outflow was driven by $28.3 million net cash paid in advance for stock repurchase contracts (see Note 13) and a $10.9 million payment related to the December 2015 conversion of 0.9 million shares of our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (see Note 13), partially offset by lower repayments of long-term debt of $5.1 million. The prior year inflow was driven by net proceeds from the issuance of common stock of $341.4 million.
Debt Covenants
Under the terms of the credit agreement, we are required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest expense coverage. As of March 31, 2016, we were in compliance with such financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our credit agreement permits us to incur additional unsecured debt only if our pro forma consolidated interest coverage ratio, calculated as provided in the credit agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of March 31, 2016, our pro forma consolidated interest coverage ratio exceeded this threshold.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2016, we had outstanding principal value of indebtedness of $4,474.5 million related to our various senior notes issuances, our term loan, our 5.25% tangible equity units, $1.9 million of debt assumed in the acquisition of Michael Foods and a revolving credit facility with a $400.0 million borrowing capacity. The revolving credit facility has outstanding letters of credit of $12.1 million which reduced the available borrowing capacity to $387.9 million at March 31, 2016. Of the total $4,474.5 million outstanding indebtedness, approximately $4,100.1 million bears interest at fixed rates with a weighted-average interest rate of 7.2% and is not subject to change based on changes in market interest rates.
The remaining $374.4 million is variable rate debt comprised of the unpaid principal balance of our term loan which bears interest at the greater of LIBOR or a 0.75% floor plus a 3% spread. As of March 31, 2016, we had interest rate swaps with a notional amount of $78.3 million that obligate us to pay a fixed rate of 3.1% and receive one-month LIBOR. These swaps have the effect of converting a portion of our variable interest rate term loan debt to fixed interest rates beginning in June 2016 and ending in May 2021. In addition, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a lump sum net settlement in July 2018, as well as interest rate swaps with a $899.3 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 3.7% and receive three-month LIBOR and will result in a lump sum net settlement in December 2019.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s acquisitions in fiscal 2015 and 2016, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to the Company’s internal control over financial reporting. The Company’s fiscal 2016 acquisition will be excluded from management's assessment of internal control over financial reporting as of September 30, 2016.

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

ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 4, 2016)

4.1
Indenture, dated as of February 3, 2012, by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

4.2
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

4.3
Indenture, dated as of November 18, 2013, by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 18, 2013)

4.4
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

4.5	Senior Indenture, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 28, 2014)

4.6
First Supplemental Indenture, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

4.7
Purchase Contract Agreement, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 28, 2014)

4.8
Indenture, dated as of June 2, 2014, by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

4.9
Indenture (2024 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 18, 2015)

4.10
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K/A filed on August 21, 2015)

10.53†	Post Holdings, Inc. 2016 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)

10.54†	Post Holdings, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2016)

10.55†	Post Holdings, Inc. Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 1, 2016)

10.56†	Post Holdings, Inc. Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 1, 2016)

10.57†	Post Holdings, Inc. Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 1, 2016)

10.58†	Third Amendment to and Termination of Employment Agreement with William P. Stiritz (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2016)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2016

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2016

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2016

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	May 6, 2016	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
SVP and Chief Financial Officer (Principal Financial and Accounting Officer)