Form 10-Q
period 2016-06-30
Post Holdings, Inc.
filed 2016-08-05
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Common stock, $0.01 Par Value – 64,649,700 shares as of August 2, 2016

1

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Sales	$1,246.1	$1,211.8	$3,766.0	$3,338.4
Cost of goods sold	847.9	895.3	2,596.0	2,497.3
Gross Profit	398.2	316.5	1,170.0	841.1
Selling, general and administrative expenses	216.0	193.3	608.6	536.9
Amortization of intangible assets	38.2	36.7	114.4	103.9
Other operating expenses, net	2.0	5.2	9.6	28.4
Operating Profit	142.0	81.3	437.4	171.9
Interest expense, net	77.3	65.0	232.3	184.9
Other expense (income)	62.6	(41.9)	169.4	41.5
Earnings (Loss) before Income Taxes	2.1	58.2	35.7	(54.5)
Income tax (benefit) expense	(1.2)	34.2	2.0	(11.7)
Net Earnings (Loss)	3.3	24.0	33.7	(42.8)
Preferred stock dividends (see Note 13)	(3.3)	(4.2)	(21.7)	(12.7)
Net Earnings (Loss) Available to Common Shareholders	$—	$19.8	$12.0	$(55.5)

Earnings (Loss) per Common Share:
Basic	$—	$0.34	$0.17	$(1.02)
Diluted	$—	$0.33	$0.17	$(1.02)

Weighted-Average Common Shares Outstanding:
Basic	69.2	58.9	68.6	54.4
Diluted	69.2	60.8	70.1	54.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Earnings (Loss)	$3.3	$24.0	$33.7	$(42.8)
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	—	—	1.6	—
Reclassifications to net earnings (loss)	(0.7)	0.3	(0.2)	0.8
Unrealized gain on plan amendment (see Note 15)	—	—	36.1	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(0.2)	7.2	9.7	(33.7)
Reclassifications to net earnings (loss) (see Note 4)	—	—	(1.3)	—
Tax benefit (expense) on other comprehensive income (loss)	0.3	(0.1)	(14.3)	—
Total Comprehensive Income (Loss)	$2.7	$31.4	$65.3	$(75.7)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2016	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$1,033.2	$841.4
Restricted cash	2.7	18.8
Receivables, net	367.0	366.2
Inventories	508.6	465.3
Deferred income taxes	—	47.7
Prepaid expenses and other current assets	51.6	42.3
Total Current Assets	1,963.1	1,781.7
Property, net	1,339.9	1,333.2
Goodwill	3,081.5	3,072.8
Other intangible assets, net	2,873.1	2,969.3
Other assets	58.1	63.4
Total Assets	$9,315.7	$9,220.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$15.9	$16.0
Accounts payable	227.8	265.2
Other current liabilities	370.2	329.8
Total Current Liabilities	613.9	611.0
Long-term debt	4,493.0	4,511.4
Deferred income taxes	737.4	831.8
Other liabilities	431.2	290.2
Total Liabilities	6,275.5	6,244.4

Shareholders’ Equity
Preferred stock	—	0.1
Common stock	0.7	0.6
Additional paid-in capital	3,537.7	3,538.8
Accumulated deficit	(387.3)	(421.0)
Accumulated other comprehensive loss	(57.5)	(89.1)
Treasury stock, at cost	(53.4)	(53.4)
Total Shareholders’ Equity	3,040.2	2,976.0
Total Liabilities and Shareholders’ Equity	$9,315.7	$9,220.4

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net Earnings (Loss)	$33.7	$(42.8)
Adjustments to reconcile net earnings (loss) to net cash flow provided by operating activities:
Depreciation and amortization	226.9	196.7
Unrealized loss on interest rate swaps	169.4	41.5
Amortization of deferred financing costs and debt discount/premium, net	3.4	4.5
Losses on assets held for sale	9.5	27.4
Non-cash stock-based compensation expense	12.9	20.2
Deferred income taxes	(61.9)	(60.9)
Other, net	(2.5)	0.3
Other changes in current assets and liabilities, net of business acquisitions:
Decrease in receivables, net	14.3	69.0
(Increase) decrease in inventories	(41.4)	17.0
Increase in prepaid expenses and other current assets	(8.4)	(1.7)
Increase (decrease) in accounts payable and other current liabilities	6.6	(17.1)
Increase in non-current liabilities	5.0	7.6
Net Cash Provided by Operating Activities	367.5	261.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(94.4)	(1,240.4)
Additions to property	(81.1)	(74.3)
Restricted cash	16.1	74.0
Proceeds from sale of property and assets held for sale	1.8	—
Proceeds from sale of businesses	6.7	—
Insurance proceeds on property losses	—	1.8
Other, net	—	0.2
Net Cash Used in Investing Activities	(150.9)	(1,238.7)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	696.5
Proceeds from issuance of common stock, net of issuance costs	—	341.4
Repayments of long-term debt	(11.6)	(20.7)
Payments of preferred stock dividends	(11.0)	(12.8)
Preferred stock conversion	(10.9)	—
Payments of debt issuance costs	—	(18.5)
Proceeds from exercise of stock awards	6.6	—
Net cash received from stock repurchase contracts	1.1	—
Other, net	0.2	(1.7)
Net Cash (Used in) Provided by Financing Activities	(25.6)	984.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.8	(1.3)
Net Increase in Cash and Cash Equivalents	191.8	5.9
Cash and Cash Equivalents, Beginning of Year	841.4	268.4
Cash and Cash Equivalents, End of Period	$1,033.2	$274.3

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
On May 4, 2015, Post completed the acquisition of MOM Brands Company (“MOM Brands”). MOM Brands operated on a different fiscal calendar for the third quarter of fiscal 2015. The prior year quarter close date for MOM Brands was June 27, 2015 and results have not been adjusted to conform with Post’s fiscal calendar. As of September 30, 2015, MOM Brands operated on the same fiscal calendar as Post.
NOTE 2 - RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force (“EITF”) Meeting,” which rescinds which rescinds certain SEC Staff Observer comments from Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition.” These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASUs are the same as the effective date for ASU 2014-09 (i.e., Post’s financial statements for the year ending September 30, 2019). The Company has not yet selected a transition method, nor has the impact of adoption on the consolidated financial statements been determined.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting.” The updated guidance changes the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2018) with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standards update requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020), with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact and timing of adopting this guidance.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This standards update requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s)

and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2019). Early adoption is not permitted. The Company does not expect this guidance to have an impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This standards update requires an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted and can be applied either retrospectively or prospectively. The Company prospectively adopted this ASU at December 31, 2015 and is now presenting all deferred tax assets and liabilities as noncurrent on the Condensed Consolidated Balance Sheets. Balances at September 30, 2015 were not retrospectively adjusted as the Company chose to prospectively adopt this ASU.
NOTE 3 — RESTRUCTURING
In September 2015, the Company announced its plan to close its Dymatize manufacturing facility located in Farmers Branch, Texas and permanently transfer production to third party facilities under co-manufacturing agreements. Plant production ceased in the fourth quarter of 2015.
In May 2015, the Company announced its plan to consolidate its cereal business administrative offices into its Lakeville, Minnesota location. In connection with the consolidation, the Company closed its office located in Parsippany, New Jersey and relocated those functions as well as certain functions located in Battle Creek, Michigan to the Lakeville office. The Parsippany office closure was substantially completed in February 2016.
In March 2015, the Company announced its plan to close its facility in Boise, Idaho, which manufactured certain PowerBar products distributed in North America. Plant production ceased in June 2015 and the facility was sold in September 2015. No additional restructuring costs have been incurred in fiscal 2016.
In April 2013, the Company announced management’s decision to close its cereal plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014, and no additional restructuring costs have been incurred in fiscal 2015 or 2016.
Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Pension Curtailment	Accelerated Depreciation	Total
Balance at September 30, 2014	$0.7	$—	$—	$0.7
Charge to expense	12.8	—	1.0	13.8
Cash payments	(0.8)	—	—	(0.8)
Non-cash charges	—	—	(1.0)	(1.0)
Balance at June 30, 2015	$12.7	$—	$—	$12.7

Balance at September 30, 2015	$10.5	$—	$—	$10.5
Charge to expense	2.1	—	0.4	2.5
Cash payments	(9.0)	—	—	(9.0)
Non-cash charges	(0.9)	—	(0.4)	(1.3)
Balance at June 30, 2016	$2.7	$—	$—	$2.7

Total expected restructuring charge	$18.5	$1.7	$20.1	$40.3
Cumulative restructuring charges incurred to date	18.5	1.7	20.1	40.3
Remaining expected restructuring charge	$—	$—	$—	$—

In the three and nine months ended June 30, 2016, the Company incurred total restructuring charges of $0.8 and $2.5, respectively, which were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In the three and nine months ended June 30, 2015, the Company incurred total restructuring charges of $10.7 and $13.8, respectively, which were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance (see Note 16).
Assets Held for Sale
Related to the closures of its Modesto, California and Farmers Branch, Texas facilities, the Company has land, building, machinery and equipment classified as assets held for sale. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets was $10.3 and $11.4 as of June 30, 2016 and September 30, 2015, respectively.
Held for sale losses of $1.1 and $9.5 were recorded in the three and nine months ended June 30, 2016, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. Held for sale losses in fiscal 2016 relate to the Modesto, California and Farmers Branch, Texas facility closures. Held for sale losses of $4.9 and $27.4 were recorded in the three and nine months ended June 30, 2015, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. Held for sale losses in fiscal 2015 related to the closure if its Modesto, California and Boise, Idaho facilities, as well as the sale of a peanut butter manufacturing facility located in Portales, New Mexico and the sale of its Australian business and Musashi trademark. These losses are reported as “Other operating expenses, net” on the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance (see Note 16).
NOTE 4 — BUSINESS COMBINATIONS AND DIVESTITURES
On October 3, 2015, the Company completed its acquisition of Willamette Egg Farms (“WEF”) for $90.0, subject to working capital and other adjustments, resulting in a payment at closing of $109.0. In December 2015, a final settlement of net working capital and other adjustments was reached, resulting in an additional amount paid by the Company of $4.6. WEF is a producer, processor and wholesale distributor of eggs and egg products and is reported in Post’s Michael Foods Group segment (see Note 16). Based upon the preliminary purchase price allocation, the Company has recorded $12.7 of customer relationships to be amortized over a weighted-average period of 20 years and $2.5 to trademarks and brands to be amortized over a weighted-average period of 20 years. Net sales included in the Condensed Consolidated Statements of Operations was $18.2 and $70.2, for the three and nine months ended June 30, 2016, respectively. Operating profit included in the Condensed Consolidated Statements of Operations was $0.5 and $13.1, for the three and nine months ended June 30, 2016, respectively.
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
Certain estimated values for the WEF acquisition, including goodwill and deferred taxes, are not yet finalized pending the final purchase price allocation and are subject to change once additional information is obtained.
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
Divestitures
In March 2016, the Company sold certain assets of its Michael Foods Canadian egg business, included in the Michael Foods Group segment (see Note 16), to a third party for $6.9, subject to working capital and other adjustments, resulting in net cash received of $6.4. In May 2016, a final settlement of net working capital and other adjustments was reached, resulting in additional cash received by the Company of $0.5. During the nine months ended June 30, 2016, the Company recorded a gain of $2.0 related to the transaction, which includes $1.3 of foreign exchange gains that were previously included in accumulated other comprehensive income. This gain is reported as “Other operating expenses, net” in the Condensed Consolidated Statements of Operations.
On July 1, 2015, the Company sold the PowerBar Australia assets and Musashi trademark. In February 2016, a final settlement of net working capital was reached related to this sale, resulting in an amount paid by the Company of $0.2.
Transaction related costs
The Company incurred acquisition and divestiture related expenses of $5.1 and $7.3 during the three and nine months ended June 30, 2016, respectively, and $5.4 and $12.2 during the three and nine months ended June 30, 2015, respectively. The costs are recorded as “Selling, general and administrative expenses,” and include amounts for transactions that were signed, spending for due diligence on potential acquisitions that were not signed or announced at the time of the Company’s reporting, and spending for divestiture transactions.
Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the aggregate results of WEF, MOM Brands, ABC and PowerBar for the periods presented as if the fiscal 2016 acquisition of WEF had occurred on October 1, 2014 and the fiscal 2015 acquisitions had occurred on October 1, 2013, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustments on acquired businesses and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Pro forma net sales	$1,246.1	$1,310.5	$3,766.0	$3,888.5
Pro forma net earnings (loss) available to common shareholders	$—	$48.5	$13.2	$(9.7)
Pro forma basic earnings (loss) per common share	$—	$0.82	$0.19	$(0.18)
Pro forma diluted earnings (loss) per common share	$—	$0.80	$0.19	$(0.18)

NOTE 5 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2015
Goodwill (gross)	$1,993.9	$1,341.6	$180.7	$254.0	$3,770.2
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.8	$1,341.6	$92.4	$254.0	$3,072.8
Goodwill acquired	—	4.2	—	—	4.2
Currency translation adjustment	0.2	—	—	4.3	4.5
Balance, June 30, 2016
Goodwill (gross)	$1,994.1	$1,345.8	$180.7	$258.3	$3,778.9
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,385.0	$1,345.8	$92.4	$258.3	$3,081.5
NOTE 6 — INCOME TAXES
For the three and nine months ended June 30, 2016, the effective income tax rate was (57.1)% and 5.6%, respectively. In accordance with ASC Topic 740, the Company records income tax (benefit) expense for the interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three and nine month periods. Our effective tax rate differed significantly from our statutory tax rate as a result of discrete items occurring in the nine months ended June 30, 2016 primarily relating to the Company’s decision to exit its Canadian egg business reported in the Michael Foods Group segment (see Note 4) and the expectation that the Domestic Production Activities Deduction under the Internal Revenue Code (“DPAD”) will have a favorable impact on the effective income tax rate.
For the three and nine months ended June 30, 2015, the effective income tax rate was 58.8% and 21.5%, respectively. The estimated annual effective tax rate differed significantly from the statutory tax rate primarily due to the Company’s estimate of full year earnings before income taxes which caused small variations in estimated permanent differences to have a magnified impact on the effective income tax rate percentage, the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses would have had an unfavorable impact on the effective income tax rate and the expectation that the DPAD and tax planning strategies implemented for certain recent acquisitions would have had a favorable impact on the effective income tax rate.
NOTE 7 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	June 30, 2016			September 30, 2015
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,013.7	$(275.0)	$1,738.7	$1,998.6	$(192.7)	$1,805.9
Trademarks/brands	795.4	(110.3)	685.1	780.9	(79.1)	701.8
Other intangible assets	21.9	(7.1)	14.8	21.3	(5.4)	15.9
	2,831.0	(392.4)	2,438.6	2,800.8	(277.2)	2,523.6
Not subject to amortization:
Trademarks/brands	434.5	—	434.5	445.7	—	445.7
	$3,265.5	$(392.4)	$2,873.1	$3,246.5	$(277.2)	$2,969.3
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
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net earnings (loss) for basic earnings (loss) per share	$—	$19.8	$12.0	$(55.5)
Net earnings (loss) for diluted earnings (loss) per share	$—	$19.8	$12.0	$(55.5)

Weighted-average shares outstanding	64.3	54.0	63.7	49.5
Effect of TEUs on weighted-average shares for basic earnings (loss) per share	4.9	4.9	4.9	4.9
Weighted-average shares for basic earnings (loss) per share	69.2	58.9	68.6	54.4
Effect of dilutive securities:
Stock options	—	0.7	1.1	—
Stock appreciation rights	—	0.1	0.1	—
Restricted stock awards	—	0.3	0.3	—
TEUs	—	0.8	—	—
Total dilutive securities	—	1.9	1.5	—
Weighted-average shares for diluted earnings (loss) per share	69.2	60.8	70.1	54.4

Basic earnings (loss) per common share	$—	$0.34	$0.17	$(1.02)
Diluted earnings (loss) per common share	$—	$0.33	$0.17	$(1.02)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Stock options	4.2	1.3	0.3	4.6
Stock appreciation rights	0.2	0.1	—	0.3
Restricted stock awards	0.9	—	0.2	0.5
TEUs	—	—	—	0.9
Preferred shares conversion to common	9.1	11.0	9.1	11.0
NOTE 9 — INVENTORIES

	June 30, 2016	September 30, 2015
Raw materials and supplies	$112.1	$142.5
Work in process	20.4	15.3
Finished products	342.8	286.8
Flocks	33.3	20.7
	$508.6	$465.3

NOTE 10 — PROPERTY, NET

	June 30, 2016	September 30, 2015
Property, at cost	$1,849.4	$1,737.7
Accumulated depreciation	(509.5)	(404.5)
	$1,339.9	$1,333.2
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
At June 30, 2016, the notional amounts of commodity and energy contracts were $32.6 and $17.7, respectively. These contracts relate to inputs that generally will be utilized within the next 12 months. At June 30, 2016 and September 30, 2015, the Company had pledged collateral of $1.0 and $10.7, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
As of June 30, 2016, the Company had interest rate swaps with a notional amount of $77.9 that obligate Post to pay a fixed rate of 3.1% and receive one-month LIBOR. These swaps have the effect of converting a portion of the Company’s variable interest rate term loan debt to fixed interest rates through May 2021. In addition, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted-average fixed interest rate of approximately 4.0% and receive three-month LIBOR and will result in a net lump sum settlement in July 2018, as well as interest rate swaps with a $899.3 notional amount that obligate Post to pay a weighted-average fixed interest rate of approximately 3.7% and receive three-month LIBOR and will result in a net lump sum settlement in December 2019.
Commodity and energy derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of June 30, 2016 and September 30, 2015. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	June 30, 2016	September 30, 2015
Commodity contracts	Prepaid expenses and other current assets	$2.2	$0.4
Energy contracts	Prepaid expenses and other current assets	3.5	0.2
Total Assets		$5.7	$0.6

Commodity contracts	Other current liabilities	0.9	1.2
Energy contracts	Other current liabilities	1.0	4.7
Interest rate swaps	Other current liabilities	1.8	4.9
Interest rate swaps	Other liabilities	300.4	127.9
Total Liabilities		$304.1	$138.7

The following table presents the recognized (gain) loss from derivative instruments that were not designated as qualified hedging instruments on the Company’s Condensed Consolidated Statements of Operations.

		(Gain) Loss Recognized in Statement of Operations
	Statement of Operations Location	Three Months Ended June 30,		Nine Months Ended June 30,
		2016	2015	2016	2015
Commodity contracts	Cost of goods sold	$(1.0)	$(4.8)	$3.2	$(13.2)
Energy contracts	Cost of goods sold	(4.1)	4.5	0.8	8.1
Interest rate swaps	Other expense (income)	62.6	(41.9)	169.4	41.5
NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents Post’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	June 30, 2016			September 30, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$11.3	$11.3	$—	$10.3	$10.3	$—
Derivative assets	5.7	—	5.7	0.6	—	0.6
	$17.0	$11.3	$5.7	$10.9	$10.3	$0.6
Liabilities:
Deferred compensation liabilities	$17.3	$—	$17.3	$14.2	$—	$14.2
Derivative liabilities	304.1	—	304.1	138.7	—	138.7
	$321.4	$—	$321.4	$152.9	$—	$152.9
The following table presents the fair value of Post’s long-term debt which is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	June 30, 2016	September 30, 2015
Senior notes	$4,341.9	$4,112.5
Term loan	374.6	374.0
TEUs	21.4	28.6
4.57% 2012 Series Bond maturing September 2017	1.9	2.9
Capital leases	—	2.8
	$4,739.8	$4,520.8
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
Level 2 — Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
 Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The deferred compensation investment is invested primarily in mutual funds and its fair value is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. The Company utilizes the income approach to measure fair value for its derivative assets, which include options and futures contracts for commodities and energy. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices. Changes in the deferred compensation investment and related liability are recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Refer to Note 11 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the Condensed Consolidated Statements of Operations.
As stated previously (see Note 3), the Company has land, building, machinery and equipment classified as assets held for sale related to the closure of its Modesto, California and Farmers Branch, Texas facilities. At June 30, 2016 and September 30, 2015, the carrying value, as determined by estimated fair value less estimated costs to sell, of the assets held for sale was $10.3 and $11.4, respectively, and is included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. The fair value of the assets held for sale were measured at fair value on a nonrecurring basis based on third-party offers to purchase the assets. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2015	$11.4
Transfers into held for sale	10.1
Losses on assets held for sale	(9.5)
Cash received from sale of assets	(1.7)
Balance, June 30, 2016	$10.3
The carrying amounts reported on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities (less than 12 months) of these financial instruments.
NOTE 13 — SHAREHOLDERS’ EQUITY
In December 2015, the Company and a holder of the Company’s 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred”) entered into an exchange agreement pursuant to which the shareholder agreed to deliver 0.9 shares of the Series B Preferred to the Company in exchange for 2.0 shares of common stock and $10.9 of cash. The number of shares of common stock exchanged in the transaction was based upon the current conversion rate, under the Certificate of Designation, Rights and Preferences for the Series B Preferred, of 2.1192 shares of common stock per share of Series B Preferred. The cash paid of $10.9 was recorded as “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above the pre-determined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the pre-determined price, the Company will receive the number of shares specified in the agreement. In March 2016, the Company entered into a structured share repurchase arrangement which required cash payments totaling $28.3, including transaction-related fees of $0.2. At the May 2016 expiration of the agreement, the market price of Post’s common stock exceeded the pre-determined contract price, resulting in cash payments to the Company of $29.4. Prepayments and cash receipts at settlement under the agreement were recorded as “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	June 30, 2016	September 30, 2015
7.375% Senior Notes maturing February 2022	$1,375.0	$1,375.0
6.75% Senior Notes maturing December 2021	875.0	875.0
6.00% Senior Notes maturing December 2022	630.0	630.0
7.75% Senior Notes maturing March 2024	800.0	800.0
8.00% Senior Notes maturing July 2025	400.0	400.0
Term Loan	374.4	374.4
TEUs	14.6	25.1
4.57% 2012 Series Bond maturing September 2017	1.9	2.9
Capital leases	—	2.8
	$4,470.9	$4,485.2
Less: Current Portion	(15.9)	(16.0)
Plus: Unamortized premiums, net of discounts	38.0	42.2
Total long-term debt	$4,493.0	$4,511.4
On January 29, 2014, the Company entered into a credit agreement (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility with an aggregate principal value of $400.0 as well as an incremental term loan. The revolving credit facility has outstanding letters of credit of $11.9 which reduced the available borrowing capacity to $388.1 at June 30, 2016.
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
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest coverage. As of June 30, 2016, the Company was in compliance with such financial covenants. The Company does not believe non-compliance is reasonably likely in the foreseeable future.
NOTE 15 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the United States and Canada for certain employees within its Post Consumer Brands segment. Certain of the Company’s employees are eligible to participate in the Company’s qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Inc. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. Effective January 1, 2011, benefit accruals for defined pension plans were frozen for all administrative employees and certain production employees.
The following tables provide the components of net periodic benefit cost for the plans.

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$1.0	$0.8	$3.0	$2.7
Interest cost	0.7	0.6	1.9	1.7
Expected return on plan assets	(0.6)	(0.6)	(1.9)	(1.8)
Recognized net actuarial loss	0.3	0.3	0.8	0.7
Recognized prior service cost	—	—	0.2	0.2
Net periodic benefit cost	$1.4	$1.1	$4.0	$3.5

	Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$0.1	$0.5	$0.9	$1.5
Interest cost	0.8	1.1	3.2	3.5
Recognized net actuarial loss	0.5	0.4	1.2	1.1
Recognized prior service credit	(1.5)	(0.4)	(2.4)	(1.2)
Net periodic benefit (gain) cost	$(0.1)	$1.6	$2.9	$4.9
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Sales
Post Consumer Brands	$434.5	$356.9	$1,286.2	$818.3
Michael Foods Group	518.0	564.7	1,662.1	1,714.3
Active Nutrition	156.1	153.8	415.7	418.8
Private Brands	137.9	136.7	403.2	389.4
Eliminations	(0.4)	(0.3)	(1.2)	(2.4)
Total	$1,246.1	$1,211.8	$3,766.0	$3,338.4
Segment Profit (Loss)
Post Consumer Brands	$75.2	$51.6	$212.8	$140.0
Michael Foods Group	65.6	48.4	236.0	130.3
Active Nutrition	17.7	7.9	42.0	(2.9)
Private Brands	9.0	10.5	29.6	27.8
Total segment profit	167.5	118.4	520.4	295.2
General corporate expenses and other	25.5	37.1	83.0	123.3
Interest expense, net	77.3	65.0	232.3	184.9
Other expense (income)	62.6	(41.9)	169.4	41.5
Earnings (loss) before income taxes	$2.1	$58.2	$35.7	$(54.5)
Depreciation and amortization
Post Consumer Brands	$26.1	$19.4	$78.6	$43.6
Michael Foods Group	35.5	35.7	106.0	108.8
Active Nutrition	6.4	6.8	18.8	20.6
Private Brands	6.2	6.3	18.6	18.8
Total segment depreciation and amortization	74.2	68.2	222.0	191.8
Corporate and accelerated depreciation	1.5	2.2	4.9	4.9
Total	$75.7	$70.4	$226.9	$196.7

Assets			June 30, 2016	September 30, 2015
Post Consumer Brands			$3,416.1	$3,473.0
Michael Foods Group			3,509.0	3,506.0
Active Nutrition			632.6	645.4
Private Brands			650.9	651.6
Corporate			1,107.1	944.4
Total			$9,315.7	$9,220.4

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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,126.2	$133.3	$(13.4)	$1,246.1
Cost of goods sold	—	746.3	115.0	(13.4)	847.9
Gross Profit	—	379.9	18.3	—	398.2
Selling, general and administrative expenses	5.0	202.5	8.5	—	216.0
Amortization of intangible assets	—	35.9	2.3	—	38.2
Other operating expenses (income), net	—	2.3	(0.3)	—	2.0
Operating (Loss) Profit	(5.0)	139.2	7.8	—	142.0
Interest expense (income), net	74.7	(0.1)	2.7	—	77.3
Other expense	62.6	—	—	—	62.6
(Loss) Earnings before Income Taxes	(142.3)	139.3	5.1	—	2.1
Income tax expense (benefit)	2.2	(5.0)	1.6	—	(1.2)
Net (Loss) Earnings before Equity in Subsidiaries	(144.5)	144.3	3.5	—	3.3
Equity earnings in subsidiaries	147.8	—	—	(147.8)	—
Net Earnings	$3.3	$144.3	$3.5	$(147.8)	$3.3
Total Comprehensive Income	$2.7	$143.9	$2.9	$(146.8)	$2.7

	Three Months Ended June 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,077.8	$149.3	$(15.3)	$1,211.8
Cost of goods sold	—	782.6	128.0	(15.3)	895.3
Gross Profit	—	295.2	21.3	—	316.5
Selling, general and administrative expenses	3.9	176.9	12.5	—	193.3
Amortization of intangible assets	—	34.2	2.5	—	36.7
Other operating expenses, net	1.0	4.2	—	—	5.2
Operating (Loss) Profit	(4.9)	79.9	6.3	—	81.3
Interest expense (income), net	61.9	(0.2)	3.3	—	65.0
Other income	(41.9)	—	—	—	(41.9)
(Loss) Earnings before Income Taxes	(24.9)	80.1	3.0	—	58.2
Income tax expense (benefit)	34.3	(2.3)	2.2	—	34.2
Net (Loss) Earnings before Equity in Subsidiaries	(59.2)	82.4	0.8	—	24.0
Equity earnings (loss) in subsidiaries	83.2	(1.1)	—	(82.1)	—
Net Earnings	$24.0	$81.3	$0.8	$(82.1)	$24.0
Total Comprehensive Income	$31.4	$81.5	$4.4	$(85.9)	$31.4

	Nine Months Ended June 30, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$3,404.4	$406.0	$(44.4)	$3,766.0
Cost of goods sold	—	2,293.7	346.7	(44.4)	2,596.0
Gross Profit	—	1,110.7	59.3	—	1,170.0
Selling, general and administrative expenses	14.5	566.2	27.9	—	608.6
Amortization of intangible assets	—	107.6	6.8	—	114.4
Other operating expenses (income), net	—	19.6	(10.0)	—	9.6
Operating (Loss) Profit	(14.5)	417.3	34.6	—	437.4
Interest expense (income), net	224.7	(0.6)	8.2	—	232.3
Other expense	169.4	—	—	—	169.4
(Loss) Earnings before Income Taxes	(408.6)	417.9	26.4	—	35.7
Income tax (benefit) expense	(23.2)	19.8	5.4	—	2.0
Net (Loss) Earnings before Equity in Subsidiaries	(385.4)	398.1	21.0	—	33.7
Equity earnings in subsidiaries	419.1	8.2	—	(427.3)	—
Net Earnings	$33.7	$406.3	$21.0	$(427.3)	$33.7
Total Comprehensive Income	$65.3	$428.2	$25.3	$(453.5)	$65.3

	Nine Months Ended June 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$2,996.3	$378.7	$(36.6)	$3,338.4
Cost of goods sold	—	2,211.3	322.6	(36.6)	2,497.3
Gross Profit	—	785.0	56.1	—	841.1
Selling, general and administrative expenses	12.7	484.4	39.8	—	536.9
Amortization of intangible assets	—	96.3	7.6	—	103.9
Other operating expenses, net	1.0	27.2	0.2	—	28.4
Operating (Loss) Profit	(13.7)	177.1	8.5	—	171.9
Interest expense (income), net	175.9	(0.7)	9.7	—	184.9
Other expense	41.5	—	—	—	41.5
(Loss) Earnings before Income Taxes	(231.1)	177.8	(1.2)	—	(54.5)
Income tax (benefit) expense	(49.7)	36.3	1.7	—	(11.7)
Net (Loss) Earnings before Equity in Subsidiaries	(181.4)	141.5	(2.9)	—	(42.8)
Equity earnings (loss) in subsidiaries	138.6	(2.2)	—	(136.4)	—
Net (Loss) Earnings	$(42.8)	$139.3	$(2.9)	$(136.4)	$(42.8)
Total Comprehensive (Loss) Income	$(75.7)	$140.0	$(19.5)	$(120.5)	$(75.7)

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	June 30, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$999.4	$16.8	$29.3	$(12.3)	$1,033.2
Restricted cash	1.1	0.9	0.7	—	2.7
Receivables, net	5.6	320.5	54.8	(13.9)	367.0
Inventories	—	442.8	65.8	—	508.6
Prepaid expenses and other current assets	13.7	36.4	1.5	—	51.6
Total Current Assets	1,019.8	817.4	152.1	(26.2)	1,963.1
Property, net	—	1,300.8	39.1	—	1,339.9
Goodwill	—	2,949.0	132.5	—	3,081.5
Other intangible assets, net	—	2,780.8	92.3	—	2,873.1
Intercompany receivable	1,159.9	—	—	(1,159.9)	—
Intercompany notes receivable	151.3	—	—	(151.3)	—
Investment in subsidiaries	6,289.8	21.1	—	(6,310.9)	—
Other assets	50.6	6.5	1.0	—	58.1
Total Assets	$8,671.4	$7,875.6	$417.0	$(7,648.3)	$9,315.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.6	$1.3	$—	$—	$15.9
Accounts payable	—	223.4	30.6	(26.2)	227.8
Other current liabilities	86.3	262.7	21.2	—	370.2
Total Current Liabilities	100.9	487.4	51.8	(26.2)	613.9
Long-term debt	4,492.4	0.6	—	—	4,493.0
Intercompany payable	—	1,153.4	6.5	(1,159.9)	—
Intercompany notes payable	—	—	151.3	(151.3)	—
Deferred income taxes	713.8	—	23.6	—	737.4
Other liabilities	324.1	98.6	8.5	—	431.2
Total Liabilities	5,631.2	1,740.0	241.7	(1,337.4)	6,275.5
Total Shareholders’ Equity	3,040.2	6,135.6	175.3	(6,310.9)	3,040.2
Total Liabilities and Shareholders’ Equity	$8,671.4	$7,875.6	$417.0	$(7,648.3)	$9,315.7

	September 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$809.6	$30.5	$19.2	$(17.9)	$841.4
Restricted cash	1.1	17.0	0.7	—	18.8
Receivables, net	8.5	310.0	61.7	(14.0)	366.2
Inventories	—	396.1	69.2	—	465.3
Deferred income taxes	47.5	—	0.2	—	47.7
Intercompany notes receivable	7.7	—	—	(7.7)	—
Prepaid expenses and other current assets	12.7	27.9	1.7	—	42.3
Total Current Assets	887.1	781.5	152.7	(39.6)	1,781.7
Property, net	—	1,286.0	47.2	—	1,333.2
Goodwill	—	2,944.8	128.0	—	3,072.8
Other intangible assets, net	—	2,873.3	96.0	—	2,969.3
Intercompany receivable	1,129.8	—	—	(1,129.8)	—
Intercompany notes receivable	146.2	—	—	(146.2)	—
Investment in subsidiaries	6,311.9	21.9	—	(6,333.8)	—
Other assets	57.4	5.3	0.7	—	63.4
Total Assets	$8,532.4	$7,912.8	$424.6	$(7,649.4)	$9,220.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$14.1	$1.6	$0.3	$—	$16.0
Accounts payable	—	254.0	43.1	(31.9)	265.2
Intercompany notes payable	—	—	7.7	(7.7)	—
Other current liabilities	76.1	225.7	28.0	—	329.8
Total Current Liabilities	90.2	481.3	79.1	(39.6)	611.0
Long-term debt	4,507.7	1.3	2.4	—	4,511.4
Intercompany payable	—	1,124.2	5.6	(1,129.8)	—
Intercompany notes payable	—	—	146.2	(146.2)	—
Deferred income taxes	807.0	—	24.8	—	831.8
Other liabilities	151.5	130.9	7.8	—	290.2
Total Liabilities	5,556.4	1,737.7	265.9	(1,315.6)	6,244.4
Total Shareholders’ Equity	2,976.0	6,175.1	158.7	(6,333.8)	2,976.0
Total Liabilities and Shareholders’ Equity	$8,532.4	$7,912.8	$424.6	$(7,649.4)	$9,220.4

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$145.4	$609.2	$13.6	$(400.7)	$367.5

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(94.4)	—	—	(94.4)
Additions to property	—	(77.8)	(3.3)	—	(81.1)
Restricted cash	—	16.1	—	—	16.1
Proceeds from sale of property and assets held for sale	—	1.8	—	—	1.8
Proceeds from sale of businesses	(0.2)	—	6.9	—	6.7
Capitalization of subsidiaries	(123.2)	—	—	123.2	—
Proceeds from equity distributions	184.6	0.1	—	(184.7)	—
Net receipts from intercompany revolver	7.7	—	—	(7.7)	—
Net Cash Provided by (Used in) Investing Activities	68.9	(154.2)	3.6	(69.2)	(150.9)

Cash Flows from Financing Activities
Repayments of long-term debt	(10.5)	(1.0)	(0.1)	—	(11.6)
Payment of preferred stock dividend	(11.0)	—	—	—	(11.0)
Preferred stock conversion	(10.9)	—	—	—	(10.9)
Proceeds from exercise of stock awards	6.6	—	—	—	6.6
Net cash received from stock repurchase contracts	1.1	—	—	—	1.1
Proceeds from Parent capitalization	—	113.6	—	(113.6)	—
Payments for equity distributions	—	(581.3)	(0.1)	581.4	—
Net payments for intercompany revolver	—	—	(7.7)	7.7	—
Other, net	0.2	—	—	—	0.2
Net Cash Used in Financing Activities	(24.5)	(468.7)	(7.9)	475.5	(25.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.8	—	0.8

Net Increase (Decrease) in Cash and Cash Equivalents	189.8	(13.7)	10.1	5.6	191.8
Cash and Cash Equivalents, Beginning of Year	809.6	30.5	19.2	(17.9)	841.4
Cash and Cash Equivalents, End of Period	$999.4	$16.8	$29.3	$(12.3)	$1,033.2

	Nine Months Ended June 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(35.9)	$453.4	$(5.2)	$(150.6)	$261.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(1,067.1)	(172.1)	(1.2)	—	(1,240.4)
Additions to property	—	(71.6)	(2.7)	—	(74.3)
Restricted cash	—	71.3	2.7	—	74.0
Insurance proceeds on property losses	—	1.8	—	—	1.8
Other, net	—	0.2	—	—	0.2
Capitalization of subsidiaries	(138.5)	—	—	138.5	—
Proceeds from equity distributions	240.0	—	—	(240.0)	—
Net payments for intercompany revolver	(17.4)	—	—	17.4	—
Net Cash Used in Investing Activities	(983.0)	(170.4)	(1.2)	(84.1)	(1,238.7)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	696.5	—	—	—	696.5
Proceeds from issuance of common stock	341.4	—	—	—	341.4
Repayments of long term-debt	(18.3)	(2.0)	(0.4)	—	(20.7)
Payments of preferred stock dividends	(12.8)	—	—	—	(12.8)
Payments of debt issuance costs	(18.5)	—	—	—	(18.5)
Proceeds from Parent capitalization	—	128.0	0.9	(128.9)	—
Payments for equity distributions	—	(371.9)	—	371.9	—
Net receipts from intercompany revolver	—	—	17.4	(17.4)	—
Other, net	(1.7)	—	—	—	(1.7)
Net Cash Provided by (Used in) Financing Activities	986.6	(245.9)	17.9	225.6	984.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1.3)	—	(1.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(32.3)	37.1	10.2	(9.1)	5.9
Cash and Cash Equivalents, Beginning of Year	246.6	15.7	10.0	(3.9)	268.4
Cash and Cash Equivalents, End of Period	$214.3	$52.8	$20.2	$(13.0)	$274.3

NOTE 18 — SUBSEQUENT EVENTS
On August 3, 2016, the Company issued 5.0% senior notes due in July 2026 in an aggregate principal amount of $1,750.0. The majority of the proceeds were used to (i) acquire 7.375% senior notes maturing February 2022 with a principal value of approximately $1,242.0 which were accepted for purchase in connection with the Company’s tender offer completed August 3, 2016, (ii) repay the $374.4 principal balance of the term loan and (iii) pay investment banking and other fees.
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
RECENT DEVELOPMENTS
Acquisitions
We completed the following acquisitions in fiscal 2016 and 2015:

•	Willamette Egg Farms (“WEF”), acquired October 3, 2015;

•	MOM Brands Company (“MOM Brands”), acquired May 4, 2015;

•	American Blanching Company (“ABC”), acquired November 1, 2014; and

•	PowerBar and Musashi brands (“PowerBar”), acquired October 1, 2014.
Divestitures
We completed the following divestitures in fiscal 2016 and 2015:

•	Certain assets of our Michael Foods Canadian egg business, sold March 1, 2016 and

•	PowerBar Australia assets and Musashi trademark, sold July 1, 2015.

Due to the level of integration within existing businesses, certain discrete financial data for businesses acquired in fiscal 2015 is not available for the three and nine months ended June 30, 2016.
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$1,246.1	$1,211.8	$34.3	3%	$3,766.0	$3,338.4	$427.6	13%

Operating Profit	$142.0	$81.3	$60.7	75%	$437.4	$171.9	$265.5	154%
Interest expense, net	77.3	65.0	12.3	19%	232.3	184.9	47.4	26%
Other expense (income)	62.6	(41.9)	104.5	(249)%	169.4	41.5	127.9	308%
Income tax (benefit) expense	(1.2)	34.2	(35.4)	(104)%	2.0	(11.7)	13.7	117%
Net Earnings (Loss)	$3.3	$24.0	$(20.7)	(86)%	$33.7	$(42.8)	$76.5	179%
Net Sales
Net sales increased $34.3 million, or 3%, during the three months ended June 30, 2016, and $427.6 million, or 13%, during the nine months ended June 30, 2016, compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of incremental contributions from current and prior year acquisitions and net sales growth in our Premier Protein branded products, as well as our peanut butter, dried fruit and nut products and private brand granola. The net sales growth was partially offset by the absence of net sales in the current year attributable to businesses sold in fiscal 2016 and 2015 as well as reduced net sales in our egg, potato, cheese and other protein powder and bar brands and tree nut butter products. Net sales in our ready-to-eat (“RTE”) cereal and pasta businesses contributed to the increase in the nine months ended June 30, 2016 as compared to the corresponding period in the prior year. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $60.7 million, or 75%, during the three months ended June 30, 2016, and $265.5 million, or 154%, during the nine months ended June 30, 2016, compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of incremental segment profit contributions from current and prior year acquisitions, as well as increased segment profit within our Post Consumer Brands, Michael Foods Group and Active Nutrition segments for both the three and nine months ended June 30, 2016. Segment profit within the Private Brands segment increased in the nine month period. In addition, general corporate expenses and other were significantly lower for both the three and nine months ended June 30, 2016. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense increased $12.3 million, or 19%, during the three months ended June 30, 2016, and $47.4 million, or 26%, during the nine months ended June 30, 2016, compared to the corresponding periods in the prior year. The increase was driven primarily by the increase in the principal balance of outstanding debt due to various debt issuances in 2015, as well as an increase in our weighted-average interest rate. Our weighted-average interest rate on our total outstanding debt was 6.9% and 5.8% at June 30, 2016 and 2015, respectively. For additional information on our debt, refer to Note 14 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Other Expense
During the three and nine months ended June 30, 2016, we recognized unrealized losses of $62.6 million and $169.4 million, respectively, on non-cash mark-to-market adjustments related to our interest rate swaps, compared to a gain of $41.9 million and a loss of $41.5 million in the three months and nine months ended June 30, 2015, respectively. For additional information on our interest rate swaps, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Income Taxes
For the three and nine months ended June 30, 2016, our effective income tax rate was (57)% and 6%, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, we record income tax expense for interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three and nine month periods. Our effective tax rate differed significantly from our statutory tax rate as a result of discrete items occurring in the nine months ended June 30, 2016 primarily relating to the decision to exit our Canadian egg business reported in the Michael Foods Group segment (see Note 4 within the Notes to Condensed Consolidated Financial Statements) and the expectation that the Domestic Production Activities Deduction under the Internal Revenue Code (“DPAD”) will have a favorable impact on the effective income tax rate.
For the three and nine months ended June 30, 2015, the effective income tax rate was 59% and 21%, respectively. The estimated annual effective tax rate differed significantly from the statutory tax rate primarily due to our estimate of full year earnings before income taxes, which caused small variations in estimated permanent differences to have a magnified impact on the effective income tax rate percentage, the expectation that nondeductible merger and acquisition expenses and other permanently nondeductible expenses would have had an unfavorable impact on the effective income tax rate and the expectation that the DPAD and tax planning strategies implemented for certain recent acquisitions would have had a favorable impact on the effective income tax rate.
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

Post Consumer Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$434.5	$356.9	$77.6	22%	$1,286.2	$818.3	$467.9	57%
Segment Profit	$75.2	$51.6	$23.6	46%	$212.8	$140.0	$72.8	52%
Segment Profit Margin	17%	14%			17%	17%
Net sales for the Post Consumer Brands segment increased $77.6 million, or 22%, for the three months ended June 30, 2016. The increase was primarily due to the acquisition of MOM Brands in May 2015 which contributed net sales of $203.9 million and $122.6 million in the three months ended June 30, 2016 and 2015, respectively. Excluding this impact, net sales decreased $3.7 million, or 2%. This decrease was primarily driven by lower average net selling prices resulting from higher trade spending and higher coupon redemption within our legacy Post Foods business. Legacy Post Foods volumes were flat compared to the prior year with increases in Pebbles and comanufacturing volumes offset by declines in Post Shredded Wheat, Post Raisin Bran, Honeycomb and Great Grains. Compared to the prior year (partially pre-acquisition) period, net sales for our MOM Brands business were up, as a result of increased volumes primarily driven by Malt-O-Meal permanent branded bags.
Net sales for the Post Consumer Brands segment increased $467.9 million, or 57%, for the nine months ended June 30, 2016. The increase was primarily due to the acquisition of MOM Brands in May 2015 which contributed net sales of $581.5 million and $122.6 million in the nine months ended June 30, 2016 and 2015, respectively. Excluding this impact, net sales for the legacy Post Foods business increased $9.0 million, or 1%. This increase was primarily driven by 2% higher volumes. Volume increases were primarily the result of increases in Pebbles, Honey Bunches of Oats and comanufacturing volumes, partially offset by declines in Great Grains, Post Shredded Wheat, Grape-Nuts and Post Raisin Bran. Average net selling prices within the legacy Post Foods business were relatively flat for the nine months ended June 30, 2016 as an unfavorable change in sales mix with a current year shift to larger package sizes, which sell at a lower average selling price per pound, and higher comanufacturing volumes were offset by lower trade spending and lower coupon redemption. Compared to the prior year (partially pre-acquisition) period, net sales for our MOM Brands business were down on reduced volumes. Volume declines for MOM Brands were primarily the result of lapping a high promotional period in the prior year and reduced distribution of Malt-O-Meal branded boxes and licensed brands, partially offset by growth in Malt-O-Meal permanent branded bags.
Segment profit for the three months ended June 30, 2016 increased $23.6 million, or 46%, when compared to the prior year. The increase was primarily the result of the acquisition of MOM Brands partially offset by decreased sales in our legacy Post Foods business, as previously discussed. Segment profit margin for the three months ended June 30, 2016 increased to 17% from 14% in the prior year primarily resulting from synergies achieved through the combination of the Post Foods and MOM Brands businesses. Segment profit was negatively impacted in the three months ended June 30, 2016 and 2015 by $3.3 million and $3.0 million of integration costs, respectively, and by a $17.0 million acquisition accounting related inventory valuation adjustment in the three months ended June 30, 2015.
Segment profit for the nine months ended June 30, 2016 increased $72.8 million, or 52%, when compared to the prior year. The increase was primarily the result of the acquisition of MOM Brands as well as increased sales in our legacy Post Foods business, as previously discussed. Segment profit margin for the nine months ended June 30, 2016 remained flat at 17% compared to the prior year as the inclusion of the lower margin MOM Brands business, was largely offset by the positive impact of synergies achieved through the combination of the Post Foods and MOM Brands businesses. Segment profit was also negatively impacted in the nine months ended June 30, 2016 and 2015 by $17.0 million and $3.0 million of integration costs, respectively, and by a $17.0 million acquisition accounting related inventory valuation adjustment in the nine months ended June 30, 2015.
Michael Foods Group

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$518.0	$564.7	$(46.7)	(8)%	$1,662.1	$1,714.3	$(52.2)	(3)%
Segment Profit	$65.6	$48.4	$17.2	36%	$236.0	$130.3	$105.7	81%
Segment Profit Margin	13%	9%			14%	8%
Net sales for the Michael Foods Group segment decreased $46.7 million, or 8%, for the three months ended June 30, 2016. Excluding the impact of the current year acquisition of WEF, net sales decreased $64.9 million, or 11%. Excluding the current year impact of WEF, egg product sales were down 16%, with volume down 15%. Lower volumes were primarily due to the impacts of the spring 2015 outbreak of avian influenza (“AI”) which resulted in weakened demand within the food ingredient channel during the three months ended June 30, 2016. In addition, net sales were negatively impacted by reduced net selling prices within the food ingredient channel as reduced input costs from lower market egg prices were passed through to customers, partially offset by improved selling prices within the foodservice channel. Refrigerated potato products sales were down 1%, with volume down 3%, and cheese and other dairy case products sales were down 2%, with volume down 1%. Sales of pasta products were down 4% on 12% higher volumes resulting from reduced net selling prices as lower wheat input costs in the three months ended June 30, 2016 were passed through to customers. Net sales for the Michael Foods Group were also impacted in the three months ended June 30, 2016 by the absence of sales from our Michael Foods Canadian egg business ($7.1 million for the three months ended June 30, 2015) which was sold in the second quarter of fiscal 2016.
Net sales for the Michael Foods Group segment decreased $52.2 million, or 3%, for the nine months ended June 30, 2016. Excluding the impact of the current year acquisition of WEF, net sales decreased $122.4 million, or 7%. Excluding the current year impact of WEF, egg product sales were down 10%, with volume down 19%. Lower volumes were due to the impacts of the spring 2015 outbreak of AI which reduced our egg supply available for sale and also resulted in weakened demand within the food ingredient channel during the nine months ended June 30, 2016. Despite significantly lower volumes, revenues decreased far less as a result of higher sales prices from price increases taken to offset higher costs incurred as a result of AI. These price increases were largely reversed during the three months ended June 30, 2016. Refrigerated potato products sales were down 2%, with volume down 6%, and cheese and other dairy case products sales were down 6%, with volume down 5%. These declines were partially offset by 1% higher pasta sales on 10% higher volumes. Net sales for the Michael Foods Group were also impacted in the nine months ended June 30, 2016 by the absence of sales from our Michael Foods Canadian egg business ($9.6 million and $21.5 million for the nine months ended June 30, 2016 and 2015, respectively) which was sold in the second quarter of fiscal 2016.
Segment profit increased $17.2 million, or 36%, for the three months ended June 30, 2016. Excluding the impact of the current year acquisition of WEF, segment profit increased $16.7 million, or 35%. The increase in segment profit in the three months ended June 30, 2016 compared to the prior year resulted from improvements in all businesses within the segment. Egg results improved compared to fiscal 2015, despite the impacts of AI. The improvement was driven by aggressive cost containment taken to offset AI related costs as well as an unexpected decline in market egg prices. Cheese and dairy results improved due to favorable pricing relative to the underlying commodity costs as compared to the prior year period. Potato results were up in the current year resulting from a favorable channel mix. Improved raw potato quality also contributed to reduced costs within the potato manufacturing operation. Pasta results were strong year over year, driven by volume increases, favorable pricing relative to underlying commodity costs and a favorable mix with increased retail volumes and a decrease in governmental bid volumes. Segment profit was negatively impacted in the three months ended June 30, 2016 by the accrual of a $10.0 million provision for a potential legal settlement.
Segment profit increased $105.7 million, or 81%, for the nine months ended June 30, 2016. Excluding the impact of the current year acquisition of WEF, segment profit increased $92.6 million, or 71%. The increase in segment profit resulted from improvements in all businesses within the segment. Egg results improved compared to fiscal 2015, despite the impacts of AI. The improvement was driven by aggressive cost containment and price increases taken to offset AI related costs as well as an unexpected decline in market egg prices. In addition, prior year results for our egg business were negatively impacted by $5.1 million of costs accrued for corrective actions in connection with isolated product quality issues. Cheese and dairy results improved as pricing was favorable relative to the underlying commodity costs as compared to the prior year period. Potato results improved in the current year due to a favorable channel mix with a proportional increase in retail volumes resulting from a decrease in foodservice volumes. Improved raw potato quality also contributed to reduced costs within the potato manufacturing operation. Pasta results were strong year over year driven by volume increases, higher pricing relative to underlying commodity costs and a favorable mix with increased retail volumes and a decrease in governmental bid volumes. Segment profit was negatively impacted in the nine months ended June 30, 2016 by the accrual of a $10.0 million provision for a potential legal settlement.

Active Nutrition

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$156.1	$153.8	$2.3	1%	$415.7	$418.8	$(3.1)	(1)%
Segment Profit (Loss)	$17.7	$7.9	$9.8	124%	$42.0	$(2.9)	$44.9	1,548%
Segment Profit (Loss) Margin	11%	5%			10%	(1)%
Net sales for the Active Nutrition segment increased $2.3 million, or 1%, for the three months ended June 30, 2016. This increase was primarily attributable to strong growth in our Premier Protein branded products, where net sales were up 39%, fueled by increased consumption and distribution of shakes, as well as new product introductions. This increase was partially offset by 22% lower net sales within our Dymatize business, driven by the prior year decision to close our manufacturing facility and exit Dymatize’s private label business combined with a decline in international sales driven by a stronger dollar adversely impacting results in key international markets. Net sales were also negatively impacted by volume declines in our North American PowerBar business and the absence of sales for Musashi branded products in the current year ($4.7 million for the three months ended June 30, 2015) as the Australian Musashi business was sold in the fourth quarter of fiscal 2015.
Net sales for the Active Nutrition segment decreased $3.1 million, or 1%, for the nine months ended June 30, 2016, primarily due to the absence of sales for Musashi branded products in the current year ($16.8 million for the nine months ended June 30, 2015) as the Musashi trademark and related assets were sold in the fourth quarter of fiscal 2015. Excluding this impact, sales increased $13.7 million, or 3%, primarily attributable to strong growth in our Premier Protein branded products, where net sales were up 45%, fueled by increased consumption and distribution of shakes, as well as new product introductions. This increase was partially offset by 32% lower net sales within our Dymatize business, driven by the prior year decision to close our manufacturing facility and exit Dymatize’s private label business combined with a decline in international sales driven by a stronger dollar adversely impacting results in key international markets. Net sales were also negatively impacted by volume declines in our North American PowerBar business.
Segment profit increased $9.8 million, to $17.7 million, for the three months ended June 30, 2016. This increase was driven by higher protein shake volumes, as previously described, favorable raw material costs of $5.7 million and lower manufacturing costs of $3.3 million, largely resulting from the prior year closure of our Boise, Idaho and Farmers Branch, Texas facilities, partially offset by $3.5 million higher advertising, promotion and marketing spending. Segment profit was negatively impacted in the prior year by $0.7 million of PowerBar integration costs and a $0.7 million loss attributable to the Australian Musashi business which was sold in the fourth quarter of fiscal 2015.
Segment profit (loss) increased $44.9 million, to $42.0 million, for the nine months ended June 30, 2016. This increase was driven by higher protein shake volumes, as previously described, favorable raw material costs of $17.2 million and lower manufacturing costs of $5.4 million, largely resulting from the prior year closure of our Boise, Idaho and Farmers Branch, Texas facilities, partially offset by $2.3 million higher advertising and promotion spending. Segment profit was negatively impacted in the prior year by $4.2 million of PowerBar integration costs, a $1.9 million acquisition accounting related inventory valuation adjustment and a $3.3 million loss attributable to the Australian Musashi business which was sold in the fourth quarter of fiscal 2015.
Private Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Sales	$137.9	$136.7	$1.2	1%	$403.2	$389.4	$13.8	4%
Segment Profit	$9.0	$10.5	$(1.5)	(14)%	$29.6	$27.8	$1.8	6%
Segment Profit Margin	7%	8%			7%	7%
Net sales for the Private Brands segment increased $1.2 million, or 1%, for the three months ended June 30, 2016 (including increased intercompany sales of $0.1 million to the Post Consumer Brands segment). This increase was driven by a 5% increase in sales volume for the three months ended June 30, 2016. Volume increases were driven by traditional and organic peanut butter, dried fruits and nuts, cereal and granola, partially offset by declines in tree nut butter volumes. Net sales growth, driven by an increase in volume, was partially offset by an unfavorable sales mix resulting from lower sales of higher-priced tree nut butters as compared to the prior year and unfavorable changes in foreign exchange rates.

Net sales for the Private Brands segment increased $13.8 million, or 4%, for the nine months ended June 30, 2016 (including reduced intercompany sales of $1.2 million to the Post Consumer Brands segment). This increase was primarily due to the inclusion of an additional month of results in the nine months ended June 30, 2016, as compared to the prior year, related to the November 1, 2014 acquisition of ABC. Excluding this impact, sales for the Private Brands segment increased slightly due to volume increases in traditional and organic peanut butter and dried fruits and nuts, partially offset by declines in tree nut butter and cereal. Net sales growth, driven by an increase in volume, was partially offset by an unfavorable sales mix resulting from lower sales of higher-priced tree nut butters as compared to the prior year and unfavorable changes in foreign exchange rates.
Segment profit decreased $1.5 million, or 14%, for the three months ended June 30, 2016. The decrease was primarily due to unfavorable changes in foreign exchange rates, higher compensation costs as the result of increased headcount and increased expenses related to co-manufacturing agreements. These negative impacts were partially offset by an overall increase in volumes, as previously discussed, as well as favorable raw materials costs in the three months ended June 30, 2016.
Segment profit increased $1.8 million, or 6%, for the nine months ended June 30, 2016. This increase was primarily due to the inclusion of an additional month of results for ABC in the nine months ended June 30, 2016, as compared to the prior year, as previously discussed. Segment profit was positively impacted by increased volumes, as previously discussed, and lower traditional peanut costs, partially offset by unfavorable changes in foreign exchange rates, higher compensation costs as the result of increased headcount, increased expenses related to co-manufacturing agreements and losses of $0.6 million on the disposal of fixed assets in the nine months ended June 30, 2016. Segment profit was negatively impacted in the nine months ended June 30, 2015 by an acquisition accounting related inventory valuation adjustment of $1.3 million.
General Corporate Expenses and Other

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General corporate expenses and other	$25.5	$37.1	$(11.6)	(31)%	$83.0	$123.3	$(40.3)	(33)%
General corporate expenses and other decreased $11.6 million, or 31%, during the three months ended June 30, 2016. The decrease was primarily due to lower restructuring and plant closure costs of $10.0 million, which was partially offset by decreased gains related to mark-to-market adjustments on commodity hedges of $1.8 million and higher stock-based compensation expense of $1.7 million. In addition, losses on assets held for sale of $1.1 million to adjust the carrying value of the assets to their estimated fair value less estimated selling costs were recorded in the three months ended June 30, 2016 compared to $4.9 million in the prior year.
Of the total restructuring and plant closure costs of $0.7 million for the three months ended June 30, 2016, $0.6 million related to the Post Consumer Brands segment and $0.1 million related to the Active Nutrition segment, and the $1.1 million in losses on assets held for sale related to the Active Nutrition segment. Of the $10.7 million of restructuring and plant closure costs for the three months ended June 30, 2015, $10.1 million related to the Post Consumer Brands segment and $0.6 million related to the Active Nutrition segment, and the $4.9 million of losses on assets held for sale related to the Active Nutrition segment. These amounts are excluded from the measure of segment profit.
General corporate expenses and other decreased $40.3 million, or 33%, during the nine months ended June 30, 2016. The decrease was due to lower restructuring and plant closure costs of $9.3 million, reduced third party acquisition and divestiture related costs of $4.9 million, lower stock-based compensation of $5.6 million and increased gains related to mark-to-market adjustments on commodity hedges of $2.0 million. In addition, losses on assets held for sale of $9.5 million to adjust the carrying value of the assets to their estimated fair value less estimated selling costs were recorded in the nine months ended June 30, 2016 compared to $27.4 million in the prior year.
Of the total restructuring and plant closure costs of $6.0 million for the nine months ended June 30, 2016, $4.6 million related to the Active Nutrition segment and $1.4 million related to the Post Consumer Brands segment. Of the total losses on assets held for sale of $9.5 million in the nine months ended June 30, 2016, $5.0 million related to the Post Consumer Brands segment and $4.5 million related to the Active Nutrition segment. Of the total restructuring and plant closure costs of $15.3 million for the nine months ended June 30, 2015, $11.2 million related to the Post Consumer Brands segment and $4.1 million related to the Active Nutrition segment. Of the total losses on assets held for sale of $27.4 million in the nine months ended June 30, 2015, $15.4 million related to the Private Brands segment, $7.1 million related to the Post Consumer Brands segment and $4.9 million related to the Active Nutrition segment. These amounts are excluded from the measure of segment profit.

LIQUIDITY AND CAPITAL RESOURCES
On August 3, 2016, we issued 5.0% senior notes due in July 2026 in an aggregate principal amount of $1,750.0. The majority of the proceeds were used to (i) acquire 7.375% senior notes maturing February 2022 with a principal value of approximately $1,242.0 which were accepted for purchase in connection with our tender offer completed August 3, 2016, (ii) repay the $374.4 principal balance of our term loan and (iii) pay investment banking and other fees.
The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
(dollars in millions)	2016	2015
Cash provided by operating activities	$367.5	$261.7
Cash used in investing activities	(150.9)	(1,238.7)
Cash (used in) provided by financing activities	(25.6)	984.2
Effect of exchange rate changes on cash	0.8	(1.3)
Net increase in cash and cash equivalents	$191.8	$5.9
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
Cash provided by operating activities for the nine months ended June 30, 2016 increased $105.8 million compared to the prior year period. This increase was driven by incremental cash flows from the operations of our 2016 and 2015 acquisitions as well as increased net earnings attributable to organic growth within all of our segments, partially offset by $96.1 million of unfavorable working capital changes during the nine months ended June 30, 2016 when compared to working capital changes in the prior year. The unfavorable change in working capital was primarily due to an increase in inventory at Michael Foods, as supply returns to pre-AI levels.
Cash used in investing activities for the nine months ended June 30, 2016 decreased $1,087.8 million compared to the prior year period. The decrease was driven by the reduction of cash paid for acquisitions of $1,146.0 million and net proceeds received from the sale of businesses of $6.7 million, partially offset by an increase in capital expenditures of $6.8 million. Cash used in investing activities was also impacted in fiscal 2015 by escrow deposits of $55.0 million and $14.0 million, classified as restricted cash, related to the acquisitions of PowerBar and ABC, respectively.
Cash used in financing activities for the nine months ended June 30, 2016 was $25.6 million compared to cash provided by financing activities of $984.2 million in the prior year period. The current year outflow was driven by a $10.9 million payment related to the December 2015 conversion of 0.9 million shares of our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (see Note 13), partially offset by lower repayments of long-term debt of $9.1 million and $1.1 million net cash received from stock repurchase contracts (see Note 13). The prior year inflow was driven by net proceeds from the issuance of common stock of $341.4 million and proceeds of $696.5 million from the issuance of the incremental term loan as provided under our credit agreement.
Debt Covenants
Under the terms of the credit agreement, we are required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest expense coverage. As of June 30, 2016, we were in compliance with such financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our credit agreement permits us to incur additional unsecured debt only if our pro forma consolidated interest coverage ratio, calculated as provided in the credit agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of June 30, 2016, our pro forma consolidated interest coverage ratio exceeded this threshold.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to realize the synergies contemplated by the acquisition of MOM Brands Company (“MOM Brands”);

•	our ability to promptly and effectively integrate the MOM Brands and Post Foods businesses;

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including both secured and unsecured debt;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to identify and complete acquisitions, manage our growth and integrate acquisitions;

•	changes in our cost structure, management, financing and business operations;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	our ability to maintain competitive pricing, introduce new products or successfully manage our costs;

•	our ability to successfully implement business strategies to reduce costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate and respond to changes in consumer preferences and trends;

•	changes in economic conditions and consumer demand for our products;

•	disruptions in the U.S. and global capital and credit markets;

•	labor strikes, work stoppages or unionization efforts;

•	legal and regulatory factors, including advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding operations;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	the ultimate impact litigation may have on us, including the lawsuit (to which Michael Foods is a party) alleging violations of federal and state antitrust laws in the egg industry;

•	our reliance on third party manufacturers for certain of our products;

•	disruptions or inefficiencies in supply chain;

•	our ability to recognize the expected benefits of the closing of our Farmers Branch, Texas manufacturing facility as well as our Parsippany, New Jersey office;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	business disruptions caused by information technology failures and/or technology hacking;

•	fluctuations in foreign currency exchange rates;

•	consolidations in the retail grocery and foodservice industries;

•	changes in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	losses or increased funding and expenses related to our qualified pension and other post-retirement plans;

•	loss of key employees;

•	our ability to protect our intellectual property;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations; and

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2016, we had outstanding principal value of indebtedness of $4,470.9 million related to our various senior notes issuances, our term loan, our 5.25% tangible equity units, $1.9 million of debt assumed in the acquisition of Michael Foods and a revolving credit facility with a $400.0 million borrowing capacity. The revolving credit facility has outstanding letters of credit of $11.9 million which reduced the available borrowing capacity to $388.1 million at June 30, 2016. Of the total $4,470.9 million outstanding indebtedness, approximately $4,096.5 million bears interest at fixed rates with a weighted-average interest rate of 7.2% and is not subject to change based on changes in market interest rates. On August 3, 2016, we issued 5.0% senior notes due in July 2026 in an aggregate principal amount of $1,750.0 million. The majority of the proceeds were used to (i) acquire 7.375% senior notes maturing February 2022 with a principal value of approximately $1,242.0 which were accepted for purchase in connection with our tender offer completed August 3, 2016, (ii) repay the $374.4 principal balance of our term loan and (iii) pay investment banking and other fees.
The remaining $374.4 million is variable rate debt comprised of the unpaid principal balance of our term loan which bears interest at the greater of LIBOR or a 0.75% floor plus a 3% spread. As of June 30, 2016, we had interest rate swaps with a notional amount of $77.9 million that obligate us to pay a fixed rate of 3.1% and receive one-month LIBOR. These swaps have the effect of converting a portion of our variable interest rate term loan debt to fixed interest rates through May 2021. In addition, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a lump sum net settlement in July 2018, as well as interest rate swaps with a $899.3 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 3.7% and receive three-month LIBOR and will result in a lump sum net settlement in December 2019.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2016, in connection with the consolidation of the Company’s cereal businesses (see Note 3 within the Notes to Condensed Consolidated Financial Statements), the Company converted its legacy Post Foods enterprise resource system (“ERP”) to the MOM Brands Company ERP system.
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
Except as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.6
First Supplemental Indenture, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

4.7
Purchase Contract Agreement, dated May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 28, 2014)

4.8
Indenture, dated as of June 2, 2014, by and among the Company, the Guarantors (as defined) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

4.9
Indenture (2024 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 18, 2015)

4.10
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

4.11
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

10.59†	First Amendment to the Executive Severance Plan effective May 2, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2016)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

POST HOLDINGS, INC.
Date:	August 5, 2016	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
SVP and Chief Financial Officer (Principal Financial and Accounting Officer)