Form 10-K
period 2016-09-30
Post Holdings, Inc.
filed 2016-11-18
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2016, the last day of the registrant’s second quarter, was $4,338,089,035.
Number of shares of Common Stock, $.01 par value, outstanding as of November 14, 2016: 64,879,131

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2016, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to anticipate and respond to changes in consumer preferences and trends;

•	our ability to identify and complete acquisitions and manage our growth;

•	changes in our cost structure, management, financing and business operations;

•	our ability to integrate acquired businesses and whether acquired businesses will perform as expected;

•	the ultimate impact litigation may have on us;

•	the ultimate impact Michael Foods’ lawsuits alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products may have on us;

•	changes in economic conditions and consumer demand for our products;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	impairment in the carrying value of goodwill or other intangibles;

•	our ability to successfully implement business strategies to reduce costs;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	legal and regulatory factors, including environmental laws, advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding and housing operations;

•	our ability to maintain competitive pricing, introduce new products or successfully manage our costs;

•	the loss or bankruptcy of a significant customer;

•	consolidations in the retail grocery and foodservice industries;

•	the ability of our private label products to compete with nationally branded products;

•	disruptions or inefficiencies in supply chain;

•	our reliance on third party manufacturers for certain of our products;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	changes in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	loss of key employees;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension and other post-retirement plans;

•	business disruptions caused by information technology failures and/or technology hacking;

•	our ability to protect our intellectual property;

•	media campaigns and improper use of social media that damage our brands;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	significant differences in our actual operating results from our guidance regarding our future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including both secured and unsecured debt; and

•	other risks and uncertainties included under “Risk Factors” in this document.
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
On February 3, 2012, Post completed its legal separation via a tax free spin-off (the “Spin-Off”) from our former parent company. On February 6, 2012, Post common stock began trading on the New York Stock Exchange under the ticker symbol “POST.” Post operates in four reportable segments:

•	Post Consumer Brands: Includes the branded and private label ready-to-eat (“RTE”) cereal operations of Post Foods and MOM Brands Company (“MOM Brands”);

•
Michael Foods Group: Comprised of MFI Holding Corporation (“Michael Foods”), including the October 2015 acquisition of Willamette Egg Farms (“WEF”) and the October 2016 acquisition of National Pasteurized Eggs, Inc. (“NPE”), and Dakota Growers Pasta Company, Inc. (“Dakota Growers”) and includes businesses focused on value-added egg products, refrigerated potato products, cheese and other dairy case products and pasta products for the foodservice, retail and food ingredient channels;

•
Active Nutrition: Includes the protein shakes, bars and powders and nutritional supplement businesses of Premier Nutrition Corporation (“PNC”), Dymatize Enterprises, LLC (“Dymatize”) and the PowerBar brand; and

•
Private Brands: Includes the businesses of Golden Boy Foods Ltd. (“Golden Boy”) and American Blanching Company (“ABC”), which produce private label peanut and other nut butters, dried fruits and nuts, and provide peanut blanching, granulation and roasting services for the commercial peanut industry, as well as the business of Attune Foods, LLC (“Attune Foods”), which produces premium natural and organic granola, cereals and snacks.

Financial information for the four reportable segments for fiscal 2016 is contained in this Annual Report. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which we refer to as MD&A, under Item 7 of this report contains financial and other information concerning our business developments and operations and is incorporated into this Item 1.
Additional information about us, including our Form 10, Forms 10-K, Forms 10-Q, Forms 8-K, other securities filings (and amendments thereto), press releases and other important announcements, is available at our website at www.postholdings.com or the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov (for securities filings only). These documents can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC. Our Corporate Governance Guidelines, Global Standards of Business Conduct, Director Code of Ethics, and the charters of the Audit and Corporate Governance and Compensation Committees of our board of directors also are available on our website, from which they can be printed free of charge. All of these documents also are available to shareholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600). The information on our website is not part of this report.
Our Businesses
Post Consumer Brands
Post Consumer Brands includes the cereal business which manufactures, markets and sells branded and private label RTE cereal and hot cereal products. The RTE cereal category is one of the most prominent categories in the food industry. According to Nielsen’s expanded All Outlets Combined (xAOC) information, the category was approximately $8.6 billion for the 52-week period ending October 29, 2016. We have leveraged the strength of our brands, category expertise, and over a century of institutional knowledge to create a diverse portfolio of cereals. Post Consumer Brands is the third largest seller of RTE cereals in the United States with an 18.5% share of retail dollar sales and a 21.2% share of retail pound sales for the 52-week period ending October 29, 2016, based on Nielsen’s xAOC information. Nielsen’s xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (including Sam’s Club and BJs), some dollar retailers (including Dollar General, Family Dollar, and Fred’s Super Dollar) and military. Our RTE cereal brands include Honey Bunches of Oats, which in total of all of the flavor varieties represents a 4.6% dollar market share of the RTE cereal category for the 52-week period ending October 29, 2016. We also sell Pebbles, Great Grains, Grape-Nuts, Post Shredded Wheat, Oh’s, Honeycomb, Golden Crisp, Post Raisin Bran, Alpha-Bits, Shreddies, Malt-O-Meal, bagged cereal and Mom’s Best. Our hot cereal brands include Malt-O-Meal Hot Wheat, Coco Wheats,

Better Oats and Mom’s Best Oatmeal. These products are primarily manufactured through a flexible production platform at eight owned facilities in the United States and Canada.
Michael Foods Group
Through our Michael Foods Group segment, we produce and/or distribute egg products, refrigerated potato products, cheese and other dairy case products and pasta products. Our egg products business produces and distributes numerous egg products under the Better’n Eggs, All Whites, Papetti’s, Abbotsford Farms, Emulsa, EasyEggs, Table Ready, and Davidson’s Safest Choice brands, among others. Through this business, we operate thirteen egg products production facilities in the United States, some of which are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Refrigerated potato products are marketed primarily under the Simply Potatoes and Diner’s Choice brands; this business maintains a main processing facility in Minnesota, with a smaller facility located in Nevada. Our cheese and other dairy-case products are marketed principally under the Crystal Farms brand, and other trademarks include Crescent Valley, Westfield Farms and David’s Deli. Through this business, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for the Crystal Farms brand and for various private label customers. Our pasta business, Dakota Growers, has vertically integrated durum wheat milling and pasta production capabilities and produces over 150 different shapes of pasta products at two manufacturing plants. The Michael Foods Group sells products to the foodservice, food ingredient, retail grocery and private label markets. Major customers include foodservice distributors, restaurant chains, major retail grocery chains and other packaged food manufacturers.
Active Nutrition
Our Active Nutrition segment markets and distributes premium protein beverages, bars, powders and gels under the Premier Protein, Dymatize, Supreme Protein and PowerBar brands, and ready-to-drink beverages under the Joint Juice brand. The Active Nutrition segment’s products are primarily manufactured under co-manufacturing agreements at various third party facilities located in the United States and Europe. We also own a facility in Germany that primarily manufactures products for our PowerBar brand. Our Active Nutrition products are primarily sold in club, grocery, drug, specialty and convenience stores as well as online.
Private Brands
Our Private Brands segment manufactures and distributes organic and conventional private label peanut butter and other nut butters, baking nuts, dried fruit, and trail mixes, with sales to grocery retailers and customers in the food ingredient and foodservice channels primarily in the United States and Canada. We also co-manufacture peanut butter and other nut butters for national brands, private label retail and industrial markets. Our Private Brands business also provides peanut blanching, granulation and roasting services for the commercial peanut industry.
Our Private Brands segment also includes the business of Attune Foods. Through this business we manufacture and market branded premium natural and organic cereals and snacks, including Uncle Sam high fiber cereals, Attune chocolate probiotic bars and Erewhon gluten-free cereals. Attune Foods also includes the Golden Temple, Peace Cereal, Sweet Home Farm and Willamette Valley Granola Company brands as well as a private label granola business. Attune Foods’ products are largely sold through the natural/specialty channels, as well as in the bulk foods section of both conventional and natural/specialty retailers. Our manufacturing facility in Eugene, Oregon provides us the ability to manufacture a wide variety of product and package formats. Additionally, some products are manufactured under co-manufacturing agreements at various third party facilities located in the United States.
Sales and Marketing
Each of our businesses has developed marketing strategies specific to their product lines. For certain of our products, we have consumer-targeted marketing campaigns, which include television, digital and print advertisements, coupon offers, co-marketing arrangements with complementary consumer product and entertainment companies and co-op advertising with select retail customers. We also use traditional outdoor, print and digital advertising and social media, as well as more targeted grass roots programs such as sampling events and business drops in order to increase brand awareness and loyalty at both national and local levels. Our internet and social media efforts are used to educate consumers about the nutritional value of our products and for product promotion and consumer entertainment.
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

Research and Development
Our research and development efforts span our business segments. These capabilities extend to ingredients and packaging technologies; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations. We incurred expenses of approximately $16.3 million, $16.8 million and $10.2 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively, for research and development activities.
Raw Materials
Raw materials used in our businesses consist of ingredients and packaging materials. The principal ingredients for most of our businesses are agricultural commodities, including wheat, oats, other grain products, vegetable oils, fruits, peanuts, almonds and other tree nuts, dairy and soy based proteins, cocoa, corn syrup and sugar. We also buy significant amounts of grain to feed layer hens. Additionally, the principal ingredients for the Michael Foods business are eggs, potatoes and cheese. The principal packaging materials are linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging and cartonboard. We purchase raw materials from local, regional, national and international suppliers. With respect to our Michael Foods Group segment, a portion of the division’s egg needs are satisfied by production from our own hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. Certain of our segments, such as Post Consumer Brands and Private Brands, identify raw material sources to ensure that their products meet the standards and certification requirements for non-GMO, organic and gluten-free.
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
Cereal processing ovens and most of the Michael Foods production facilities are generally fueled by natural gas or propane, which are obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) also are used in our processing facilities. Short-term standby propane storage exists at several plants for use in the event of an interruption in natural gas supplies. Oil also may be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.
Trademarks and Intellectual Property
We own a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’ key trademarks include Post®, Honey Bunches of Oats®, Great Grains®, Spoon Size® Shredded Wheat, Oh's®, Grape-Nuts®, Honeycomb®, Golden Crisp®, Alpha-Bits®, Frosted Mini Spooners®, Golden Puffs®, Cinnamon Toasters®, Fruity Dyno-Bites®, Cocoa Dyno-Bites®, Berry Colossal Crunch® and Malt-O-Meal®. The key trademarks for our Michael Foods Group include Papetti’s®, All Whites®, Better’n Eggs®, Easy Eggs®, Table Ready®, Abbotsford Farms®, Simply Potatoes® and Crystal Farms®. Our Active Nutrition segment’s key trademarks include Premier Protein®, Joint Juice®, Dymatize®, Supreme Protein® and PowerBar®, and the key trademarks for our Private Brands segment are Attune®, Uncle Sam®, Erewhon®, Peace Cereal® and Sweet Home Farm®. Our trademarks are, in most cases, protected through registration in the United States and most other countries where the related products are sold.
Certain of our products, such as our Pebbles™ products, are sold under trademarks that have been licensed from a third party pursuant to a long-term license agreement that covers the sale of such branded products in the United States, Canada and several other international markets.
Similarly, we own several patents in North America. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.
Seasonality
Demand for certain of our products may be influenced by holidays, changes in seasons or other events. For example, demand for our egg products, cheese and snacking and baking nuts tends to increase during the Thanksgiving and Christmas holiday seasons, which may result in increased net sales during the first quarter of our fiscal year.
Working Capital
A description of our working capital practices is included in the Liquidity and Capital Resources section of MD&A in Item 7 of this report. Receipts from goods sold, supplemented as required by borrowings, provide for our operating expenses and working capital needs.

Customers
We sell Post Consumer Brands products primarily to grocery, mass merchandise, supercenters, club store and drug store customers. We also sell to military, internet and foodservice channels. Our Michael Foods Group’s primary customers include foodservice distributors, national restaurant chains, retail grocery stores and major food manufacturers and processors. Our Active Nutrition segment’s customers are predominately warehouse club stores, grocery stores, drug stores, convenience stores and supplement stores. Our Private Brands segment’s products are sold to the natural/specialty and conventional grocery stores and foodservice and food ingredient customers.
Our largest customer, Walmart, accounted for approximately 13% of our consolidated net sales in fiscal 2016.  No other customer accounted for more than 10% of our fiscal 2016 consolidated net sales, but certain of our segments depend on sales to large customers.  For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for approximately 29% of Post Consumer Brands’ net sales in fiscal 2016. Additionally, the largest customers of our Michael Foods Group segment, Sysco and US Foods, accounted for approximately 27% of the segment’s net sales in fiscal 2016, and the largest customers of our Active Nutrition business, Costco and Sam’s Club, accounted for approximately 48% of the Active Nutrition segment’s net sales in fiscal 2016. The largest customers of our Private Brands segment, Whole Foods and Trader Joe’s, accounted for approximately 25% of Private Brands’ net sales in fiscal 2016.
For the fiscal years ended September 30, 2016, 2015 and 2014, sales to locations outside of the United States were approximately 7%, 9% and 13% of total net sales, respectively.
Competition
The consumer foods industry is highly competitive, and the food categories in which we participate are also very competitive and highly sensitive to both pricing and promotion. Many of our principal competitors in these categories may have substantially more financial, marketing and other resources. Competition is based on product quality, price, effective promotional activities, and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and price. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label products. The industries in which we operate are expected to remain highly competitive for the foreseeable future.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada and Germany are subject to regulations similar to those applicable to our business in the United States. As a producer and distributor of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the Food and Drug Administration (“FDA”) and the Federal Trade Commission in the United States as well as similar regulatory agencies in Canada and Germany. Products that do not meet regulatory standards may be considered to be adulterated and/or misbranded and subject to recall. Additionally, following the recent adoption of the Food Safety Modernization Act, the FDA is developing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
Certain egg products produced by our Michael Foods Group segment are under the jurisdiction of the U.S. Department of Agriculture (“USDA”) regulations regarding quality, labeling and sanitary control, rather than FDA regulations. The Michael Foods egg processing plants that break eggs, and some of our other egg-processing operations, are subject to continuous on-site USDA inspection. Our other facilities are subject to periodic inspection by the USDA, FDA and/or state regulatory authorities, such as state departments of agriculture.
Our facilities, like those of similar businesses, are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act and similar regulatory agencies in Canada and Germany. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. Additionally, some of the food commodities on which our business relies are subject to governmental agricultural programs (e.g., subsidies and import/export regulations), which have substantial effects on prices and supplies of these commodities.
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

Employees
We have approximately 8,700 employees as of November 1, 2016, of which approximately 7,995 are in the United States, approximately 575 are in Canada and approximately 130 are located in other jurisdictions, primarily in Germany. Currently, approximately 12% of our employees are unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe that overall we have good relationships with employees and their representative organizations.
Executive Officers
The section below provides information regarding our executive officers as of November 15, 2016:
Robert V. Vitale, age 50, has served as our President and Chief Executive Officer since November 2014 and serves as our principle executive officer. Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 1, 2014. He previously served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011.
Jeff A. Zadoks, age 51, has served as our Senior Vice President and Chief Financial Officer since November 2014 and is the Company’s principal financial and accounting officer. Previously, Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 1, 2014, and our Corporate Controller since October 2011. Prior to joining Post, Mr. Zadoks served as Senior Vice President and Chief Accounting Officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as Vice President and Corporate Controller of RehabCare Group from December 2003 until January 2010.
James E. Dwyer, Jr., age 58, has served as our Executive Vice President and as President and Chief Executive Officer, Michael Foods Group since November 2014. Previously, Mr. Dwyer served as the President and CEO of our Michael Foods business beginning in June 2014, when Post acquired Michael Foods. Prior to the acquisition, Mr. Dwyer served as the Chief Executive Officer of Michael Foods since October 2009 and its Chairman since July 2013.
Christopher J. Neugent, age 55, has served as our President and CEO, Post Consumer Brands since November 2015. Previously, Mr. Neugent served as the President and CEO of MOM Brands Company since May 2015, when Post acquired MOM Brands Company. From 2001 until the acquisition, Mr. Neugent served in various roles at MOM Brands Company, most recently as Chairman and CEO.
Diedre J. Gray, age 38, has served as our Senior Vice President, General Counsel and Chief Administrative Officer since November 2014 and has been our Corporate Secretary since January 2012. Ms. Gray previously served as our Senior Vice President-Legal starting in December 2011 and was promoted to Senior Vice President, General Counsel in September 2012. Prior to joining Post, Ms. Gray served as Associate General Counsel and Assistant Secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), a semiconductor and solar wafer manufacturing company. Previously, Ms. Gray was an attorney at Bryan Cave LLP from 2003 to 2010.
Available Information
We make available free of charge through our website (www.postholdings.com) reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site containing these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Any materials we file can be read and copied online at that site or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.    RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or results.
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
Consumer and customer preferences evolve over time. The success of our food products depends on our ability to identify these changing preferences and to offer products that appeal to consumers and our customers. Consumer preference changes include dietary trends, attention to different nutritional aspects of foods and beverages, concerns regarding the health effects of certain foods and sourcing practices relating to ingredients, as well as animal welfare concerns.
Our Michael Foods business is and will continue to be impacted by changing preferences on housing of layer hens in our egg supply chain. Many restaurant chains, food service companies and grocery chains have announced goals to transition to a cage-free egg supply chain by specified future dates. Changing our procedures and infrastructure to meet anticipated customer demand has resulted and will continue to result in additional capital and operating costs to our egg procurement, cost increases from housing changes, modification of existing or construction of new facilities, and the increased cost for us to purchase eggs from our outside suppliers. These changing preferences could require us to use specially sourced ingredients that may be more difficult to source and/or entail a higher cost or incremental capital investment which we may not be able to pass on to customers.
Our business strategy depends on us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable transactions.
We continuously evaluate and may in the future enter into additional strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, investment or merger, for cash or in exchange for our equity securities, or a divestiture.
Evaluating potential transactions, including divestitures, requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support the acquired entities, information technology, personnel and other integration expenses) and may divert the attention of our management from ordinary operating matters.
Our corporate development activities may present financial and operational risks, and may have adverse effects on existing business relationships with suppliers and customers. Future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, all of which could singly or collectively adversely affect our results of operations and financial condition.
We may experience difficulties in integrating acquired businesses, or acquisitions may not perform as expected.
We have acquired multiple businesses, and we may continue to acquire other businesses. The successful integration of these acquisitions depends on our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both us and the acquired businesses. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•	employees may voluntarily or involuntarily separate employment from us or the acquired businesses because of the acquisitions;

•	our management may have its attention diverted while trying to integrate the acquired businesses;

•
we may encounter obstacles when incorporating the acquired businesses into our operations and management, including integrating or separating personnel, finance systems, operating procedures, regulatory compliance programs, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	differences in business backgrounds, corporate cultures and management philosophies;

•	integration may be more costly or more time consuming and complex or less effective than anticipated;

•	inability to maintain uniform standards, controls and procedures; and

•	we may discover previously undetected operational or other issues, such as fraud.
Any of these factors could adversely affect ours and the acquired businesses’ ability to maintain relationships with customers, suppliers, employees and other constituencies.
In addition, the success of these acquired businesses will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing businesses. Even if we are successful in integrating acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.
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
Although we have various insurance programs in place, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Michael Foods’ federal antitrust lawsuit could result in significant costs to the Company.
Michael Foods is a defendant in a collection of lawsuits alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products. Michael Foods has denied liability. Damage amounts claimed by the various plaintiff groups, which amounts are disputed, exceed $1 billion in the aggregate. Michael Foods’ motion for summary judgment in this lawsuit, which sought to dismiss the claims against Michael Foods before trial, was denied in September 2016. If Michael Foods were to be found liable at a trial, and if liability were upheld on appeal, then Michael Foods could be subject to joint and several liability, as well as treble damages, and the amount of these damages could be material to the Company as a whole. In addition, defense of these actions is time-consuming. Even if Michael Foods is ultimately successful in defending against plaintiffs’ claims, Michael Foods is likely to incur significant fees, costs and expenses through trial and post-trial proceedings.
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
The primary commodities used by our businesses include wheat, semolina, nuts, sugar, edible oils, corn, oats, cocoa, milk and soy based protein. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including weather patterns affecting ingredient production, governmental programs and regulations, insects, and plant diseases. Our primary packaging includes linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging and cartonboard. In addition, our manufacturing operations use large quantities of natural gas and electricity. The cost of such commodities may fluctuate widely, and we may experience shortages in commodity items as a result of commodity market fluctuations, availability, increased demand, weather conditions and natural disasters, as well as other factors outside of our control. Higher prices for natural gas, electricity and fuel also may increase our production and delivery costs. Changes in the prices charged for our products may lag behind changes in our energy and commodity costs. Accordingly, changes in commodity or energy costs may limit our ability to maintain existing margins and have a material adverse effect on our operating profits. Competitive pressures often limit our ability to increase prices in response to higher input costs. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our financial results could be adversely affected.

Michael Foods’ operating results are significantly affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely. In addition, the Michael Foods cheese and butter products are affected by milk price supports established by the USDA. Although steps can be taken to mitigate the effects of changes in raw material costs, fluctuations in prices are outside the control of the Michael Foods business, and changes in the price of such items may have a material adverse effect on the Michael Foods business, prospects, results of operations and financial condition. Certain supply and demand disruptions, such as those experienced with the spring 2015 avian influenza outbreak, could create an inability to keep selling prices in line with input costs and may result in significant fluctuations in operating profit margins.
Impairment in the carrying value of intangible assets could negatively impact our net worth. If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Intangibles and goodwill expected to contribute indefinitely to our cash flows are not amortized, but our management reviews them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could negatively impact our net worth and could have a significant impact on our fair value determination, which could then result in a material impairment charge in our results of operations. In fiscal 2016, we had no impairments of goodwill or intangible assets. During fiscal 2015 and fiscal 2014, however, we had an impairment of goodwill and trademark intangible assets. We could have additional impairments in the future. See further discussion of these impairments in MD&A and Notes 2 and 6 of “Notes to Consolidated Financial Statements” of our audited consolidated financial statements contained in this report.
Unsuccessful implementation of business strategies to reduce costs may adversely affect our results of operations.
Many of our costs, such as raw materials, energy and freight, are outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, our operating profits may be adversely impacted. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our results of operations may be adversely affected.
Our Active Nutrition and Michael Foods products are subject to a higher level of regulatory scrutiny, resulting in increased costs of operations and delays in product sales.
Our products and operations are subject to the laws and regulations of the FDA, the USDA, and other applicable laws and regulations. Some of our Active Nutrition products are regulated by the FDA as dietary supplements, which are subject to different FDA regulations and levels of regulatory scrutiny. Certain of Michael Foods’ products, specifically egg products, are also subject to higher scrutiny by the FDA and the USDA, as well as continuous on-site inspections. It is also possible that federal, state or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties. If we are found to be significantly out of compliance, the FDA could issue a warning letter and/or institute enforcement actions that could result in substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall products and temporarily cease their manufacture and distribution, which would increase our costs and reduce our revenues. Any product liability claims resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations.
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
Selling food products and nutritional supplements involves a number of legal and other risks, including product contamination, spoilage, product tampering, allergens or other adulteration. Additionally, many of the raw materials used to make certain of our products, particularly eggs, raw potatoes, peanuts and tree nuts, are vulnerable to contamination by naturally occurring pathogens, such as salmonella. We may need to recall some or all of our products if they become adulterated, mislabeled or misbranded, whether caused by us or someone in our supply chain. A recall could result in destruction of product inventory, negative publicity, temporary plant closings, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal and state regulatory agencies. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality may discourage consumers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability claim against us, could result in a loss of consumer confidence in our food products. Although we have various insurance programs in place, any of these events and/or a loss of consumer confidence could have an adverse effect on our financial condition, results of operations and/or cash flows.
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
The food industry is subject to a variety of federal, state and foreign laws and regulations, including food safety requirements related to the ingredients, manufacturing, processing, storage, marketing, advertising, labeling and distribution of our products as well as those related to worker health and workplace safety. Our activities, both inside and outside of the U.S., are subject to extensive regulation. In the U.S. we are regulated by, among other federal and state authorities, the FDA, the USDA and the U.S. Federal Trade Commission. We also are regulated by similar authorities abroad. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and labor issues, any or all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, because we market and advertise our products, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers, causing our results of operations to be adversely affected. As a specific example, some states have passed laws that mandate specific housing requirements for layer hens. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any or all of which could have a material adverse effect on our business.
Our inability to raise prices may adversely affect our results of operations.
Our ability to raise prices for our products may be adversely affected by a number of factors, including but not limited to industry supply, market demand and promotional and other pricing activity by competitors. If we are unable to increase prices for our products as may be necessary to cover cost increases, our results of operations could be adversely affected. In addition, price increases typically generate lower sales volumes as customers purchase fewer units. If these losses are greater than expected or if we lose distribution as a result of a price increase, our results of operations could be adversely affected.
Loss of a significant customer may adversely affect our results of operations.
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for approximately 13% of our net sales in fiscal 2016. Walmart is also the largest customer of our Post Consumer Brands segment, accounting for approximately 29% of Post Consumer Brands’ net sales in fiscal 2016. Additionally, the largest customers of our Michael Foods Group segment, Sysco and US Foods, accounted for approximately 27% of its net sales in fiscal 2016, and the largest customers of our Active Nutrition segment, Costco and Sam’s Club, accounted for approximately 48% of the Active Nutrition segment’s net sales in fiscal 2016. The largest customers of our Private Brands segment, Whole Foods and Trader Joe’s, accounted for approximately 25% of Private Brands’ net sales in fiscal 2016.
The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, super centers and mass merchandisers. The competition to supply products to these high-volume stores is intense. Currently, we do not have long-term supply agreements with a substantial number of our retail customers, including our largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of merchandise purchased from us, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, our sales may be adversely affected.
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
Our Post Consumer Brands segment produces and distributes branded, licensed and private label RTE and hot cereals, selling products to grocery stores, big box retailers, and foodservice distributors across the United States, Puerto Rico, Canada, Mexico, and the rest of the world. The RTE cereal category has experienced weakness in recent years, and we expect this trend may continue. Continuing weaknesses in the RTE category, or the weakening of our major products competing in this category, could have a material adverse impact on our business.
Our private label products may not be able to compete successfully with nationally branded products.
Our Private Brands segment produces and distributes private label products. In many cases, competitors with nationally branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers becomes more challenging because the price differential between private label products and branded products may become less significant. Competitive pressures or promotions of branded products could cause us to lose sales, which may require us to lower prices or increase the use of our own discounting or promotional programs, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.
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
Our business relies on independent third parties for the manufacture of many products, such as protein bars, shakes and powders and certain cereal and granola products. The business could be materially affected if we fail to develop or maintain our relationships with these third parties, if these parties fail to comply with governmental regulations applicable to the manufacturing of our products, or if any of these third parties ceases doing business with us or goes out of business. Additionally, we cannot be certain that we will not experience operational difficulties with these third-party manufacturers, such as increases in manufacturing costs, reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. The inability of a third-party manufacturer to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business.
Termination of our material licenses would have a material adverse effect on our business.
We market certain of our products in the United States, Canada and several other locations pursuant to intellectual property license agreements. These licenses give us the right to use certain names, characters and logos in connection with our products and to sell the products in certain regions. If we were to breach any material term of these license agreements and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the names, characters and logos for this or any other reason, the loss of such rights could have a material adverse effect on our business.
Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers. The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. Events affecting the credit markets also have had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow more money if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.
On June 23, 2016, the United Kingdom held a referendum in which voters elected for the United Kingdom to exit the European Union (“Brexit”). As a result of the referendum, it is expected that the British government will begin negotiating the terms of the

United Kingdom’s withdrawal from the European Union and the United Kingdom’s future relationships with European Union member states. Given the lack of comparable precedent, the implications of Brexit or how such implications might affect us are unclear. These developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations.
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
As a publicly traded company, we are subject to changing rules and regulations of federal and state governments, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements may result in an increase in expenses and a diversion of management’s time.
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
Many of our business activities are subject to a variety of agricultural risks, including disease and pests, which can adversely affect the quality and quantity of the raw materials we use, as well as the food products we produce and distribute. Any actual or potential contamination of our products could result in product recalls, market withdrawals, safety alerts, cessation of manufacturing and/or distribution or, if we fail to comply with applicable FDA or USDA requirements, enforcement actions. We also could be subject to product liability claims or adverse publicity if any of our products are alleged to have caused illness or injury.
Avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. In the spring of 2015, an avian influenza outbreak occurred in the Midwest United States affecting a substantial portion of our Michael Foods business’ owned and third-party contracted flocks. Although we utilize biosecurity measures at our layer locations to protect against disease exposures, if our facilities are exposed to diseases and pests, such exposure could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
With approximately 8,700 employees, our profitability is substantially affected by costs of medical and other health and welfare benefits for these employees as well as certain former employees. These costs can vary substantially as a result of changes in health care laws, costs and experience. These factors may increase the cost of providing medical and other employee health and welfare benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected.
We may experience losses or be subject to increased funding and expenses to our qualified pension and other post-retirement plans, which could negatively impact profits.
We maintain qualified defined benefit plans in the United States and Canada primarily for our Post Consumer Brands business, and we are obligated to ensure that these plans are funded or paid in accordance with applicable regulations. In the event the assets in which we invest do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to these plans and recognize increased expense on our financial statements.
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
If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffers severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation, and reputational damage from leaks of confidential information.
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
We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any or all of which could have a negative impact on our operating profits and harm our future prospects.

Media campaigns related to food production and the use or misuse of social media may have an adverse effect on our business and financial results.
Media outlets, including new social media platforms, provide the opportunity for individuals or organizations to publicize inappropriate or inaccurate stories or perceptions about us or the food industry. Such practices have the ability to cause damage to our brands, the industry generally, or consumers’ perceptions of us or the food production industry and may result in negative publicity and adversely affect our financial results. In addition, our competitors are increasingly using social media networks to make and advertise products. If we are unable to compete in this environment, it could adversely affect our financial results.
We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, use, treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and materials. In addition, our Michael Foods business is subject to particular federal and state requirements governing animal feeding operations and the management of animal waste. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, future laws may more stringently regulate the emission of greenhouse gases, particularly carbon dioxide and methane. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business.
Future events, such as new or more stringent environmental laws and regulations, new environmental claims, the discovery of currently unknown environmental conditions requiring response action or more vigorous interpretations or enforcement of existing environmental laws and regulations, might require us to incur additional costs that could have a material adverse effect on our financial results.
Climate change, or legal or market measures to address climate change, may negatively affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If any of these climate changes have a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as wheat, oats and other grain products. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more federal, state, local and/or foreign legal requirements to reduce or mitigate the effects of greenhouse gases. In the event that such laws are enacted, we may experience significant increases in our costs of operation and delivery. As a result, climate change could negatively affect our business and operations.
Our international operations subject us to additional risks.
As a result of various acquisitions, we now have larger operations outside of the U.S. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•	restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•	exchange controls and currency exchange rates;

•	increased exposure to general market and economic conditions outside of the U.S.;

•	additional political risk;

•	compliance with anti-corruption regulations (including the U.S. Foreign Corrupt Practices Act);

•	data security; and

•	foreign tax treaties and policies.
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Our principal exposure is to the Canadian dollar and the Euro.
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
Guidance is based upon a number of assumptions and estimates that, although presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to perform a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent registered public accounting firm is required to issue an opinion on its audit of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the annual deadline imposed by the Sarbanes-Oxley Act of 2002. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. As of September 30, 2016, management determined that our internal control over financial reporting was effective.
We have recently acquired companies that were not subject to Sarbanes-Oxley regulations and, therefore, they may lack the internal controls of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.
We have recently acquired companies that were not previously subject to Sarbanes-Oxley regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act of 2002. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of September 30, 2016 did not include the internal controls of WEF, which was acquired during our fiscal year ended September 30, 2016 and will be included in our assessment of and conclusion on the effectiveness of our internal control over financial reporting for the fiscal year ending September 30, 2017.
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
We have a significant amount of debt. We had $4,600.3 million in aggregate principal amount of total debt as of September 30, 2016. Additionally, our secured revolving credit facility has borrowing capacity of $388.2 million at September 30, 2016 (all of which would be secured when drawn).
Our overall leverage and the terms of our financing arrangements could:

•
limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward;

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

•	increase our vulnerability to adverse economic or industry conditions; and

•	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.
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
The agreements governing our debt, including the indentures governing our senior notes, contain, or may in future financings contain, various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have a material adverse effect on us.
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
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the senior notes and our other debt obligations, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all.
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
We own many of our manufacturing facilities. Certain of our owned real properties are subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. We generally believe each location or facility provides adequate capacity for current and anticipated future customer demand.
Post Consumer Brands
The main administrative office for Post Consumer Brands, which we own, is located in Lakeville, Minnesota. Post Consumer Brands also leases a domestic administrative and sales office in Bentonville, Arkansas. Post Consumer Brands also has administrative office space in Toronto, Canada, which is leased.
Post Consumer Brands has eight owned manufacturing facilities located in Battle Creek, Michigan; Jonesboro, Arkansas; Niagara Falls, Ontario; Asheboro, North Carolina; Tremonton, Utah; St. Ansgar, Iowa; and two facilities, in addition to warehouse space, in Northfield, Minnesota. Post Consumer Brands also maintains approximately 4.1 million square feet of warehouse and distribution space throughout the United States, approximately 0.5 million of which is owned by us, approximately 2.4 million of which is directly leased by us and approximately 1.2 million of which we contract with third party logistics providers who operate warehouse and distribution space on our behalf. As previously announced, the Modesto, California facility closed in the fourth fiscal quarter of 2014. We expect to sell this facility within the next year. As also previously announced, the closure of our Parsippany, New Jersey administrative office, which we previously leased, was completed in February 2016 in connection with the expiration of the lease.
Michael Foods Group
The Michael Foods Group’s primary administrative offices, which are leased, are located in Minnetonka, Minnesota. Michael Foods owns seven egg products production facilities, which are located in Iowa, Minnesota, Nebraska and Oregon. The egg products business also leases three production facilities in Pennsylvania and New Jersey. Additionally, the egg products business owns eight layer facilities located in the United States. With the acquisition of NPE in October 2016, the Michael Foods Group also owns one egg processing facility in Lansing, Illinois and leases two egg processing facilities in Dows, Iowa and Flandreau, South Dakota. The refrigerated potato products business’ main processing facility is located in Chaska, Minnesota, which is owned, and the business also leases a smaller processing facility in North Las Vegas, Nevada. The Michael Foods Group also owns a cheese packaging facility in Lake Mills, Wisconsin for its cheese and other dairy-case products business. Finally, Dakota Growers, which is reported in our Michael Foods Group segment, owns pasta production facilities in Carrington, North Dakota and New Hope, Minnesota.
Active Nutrition
The Active Nutrition segment’s PNC administrative offices, which are leased, are located in Emeryville, California. The Dymatize business has an administrative office in Dallas, Texas, which also is leased. In addition, the Dymatize business owns a manufacturing facility and administrative office in Farmers Branch, Texas, which is currently held for sale following the previously announced closing of that facility in August of 2015. We expect to sell this facility within the next year. Additionally, we own a manufacturing facility in Voerde, Germany and lease office space in Munich, Germany for Active Nutrition’s international operations.

Private Brands
Our Private Brands business owns manufacturing facilities in Fitzgerald, Georgia, which is used for peanut butter production and peanut blanching, and Eugene, Oregon, which is used for granola and cereal manufacturing. We also lease administrative office space and warehouse space in Eugene, Oregon. Additionally, the Private Brands business leases manufacturing facilities in Troy, Alabama; Blaine, Washington; Markham, Ontario; Brampton, Ontario; and Burnaby, British Columbia for nut butter and fruit and nut production. We also lease a sales/marketing office in Scottsdale, Arizona for the granola and cereal business and lease an administrative office in Burnaby, British Columbia for the Golden Boy business.
ITEM 3.    LEGAL PROCEEDINGS
Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. Michael Foods has denied liability.
In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) opted out of any eventual class of direct purchaser plaintiffs and brought their own separate actions against the defendants. These “opt-out” plaintiffs assert essentially the same allegations as plaintiffs in the main direct purchaser action. The opt-out cases also are pending in the Eastern District of Pennsylvania, where they are being treated as related to the main action.
Additionally, all or most defendants, including Michael Foods, received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General in late 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information related to the pricing and supply of shell eggs and egg products, and participation in various programs of United Egg Producers. The Florida Attorney General’s Office has not taken any further enforcement action during the pendency of the civil antitrust litigation referenced above.

Motions related to class certification: On September 18, 2015, the court denied the motion of the indirect purchaser plaintiffs (primarily consumers who purchased shell eggs from grocery stores) for class certification. The indirect purchaser plaintiffs have filed an alternative motion for certification of an injunction class, and the denial of their original motion is subject to appeal. On September 21, 2015, the court granted the motion of the direct purchaser plaintiffs to certify a shell-egg subclass, but denied their motion to certify an egg-products subclass. However, on September 2, 2016, the defendants filed a motion to decertify the class of direct purchasers of shell eggs; there has been no ruling on that motion.
Motions for summary judgment: On September 6, 2016, the court granted the defendants’ motion to dismiss claims based on purchases of egg products, thereby limiting the claims to shell eggs. Certain of the egg products purchasers whose claims were dismissed have appealed to the Third Circuit Court of Appeals.
On September 28, 2016, the court denied individual motions for summary judgment made by Michael Foods and three other defendants that had sought the dismissal of all claims against them. Michael Foods has moved to have denial of its motion for summary judgment certified for immediate appeal to the Third Circuit Court of Appeals; there has been no ruling on that motion. In light of the denial of Michael Foods’ motion for summary judgment, the Company will continue to vigorously defend the cases.
Past settlements with the direct purchaser class in this case by other defendants have been as high as $28 million. Amounts paid in settlements with the opt-out plaintiffs are not known. There can be no assurance that the cases against Michael Foods will be resolved by settlements, or that any settlements would be in line with the previous settlements referenced. Under current law, any settlement paid, if any, would be deductible for federal income tax purposes.
The Company has accrued $28.5 million for this matter. We record reserves for litigation losses in accordance with ASC Topic 450, “Contingencies” (“ASC 450”). Under ASC 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. We record probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known.
While the Company believes its accruals for these matters are appropriate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the future results of operations.

Other: The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the consolidated financial position, results of operations or cash flows.
Post’s operations also are subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater discharge and pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company’s foreign facilities are subject to local and national regulations similar to those applicable to us in the United States. Additionally, many of the Michael Foods facilities discharge wastewater pursuant to wastewater discharge permits. The Company disposes of waste from its internal egg production primarily by transferring it to farmers for use as fertilizer and disposes of solid waste from potato processing primarily by transferring it to one or more processors who convert it to animal feed. Post has made, and will continue to make, expenditures to ensure environmental compliance.
ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “POST.” There were approximately 5,713 shareholders of record on November 1, 2016. We did not pay any cash dividends on our common stock during the fiscal years ended September 30, 2016 or 2015. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30,
	2016		2015
	High	Low	High	Low
First Quarter	$71.39	$57.29	$42.97	$30.94
Second Quarter	72.64	50.93	50.91	38.95
Third Quarter	83.42	68.08	54.65	41.63
Fourth Quarter	89.00	75.52	71.27	50.73

Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of fiscal 2016.
Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Post common stock, (b) the Russell 2000 index and (c) a peer group composed of 13 U.S.-based public companies in the food and consumer packaged goods industries. The peer group companies are: B&G Foods, Inc.; Brown-Forman Corporation; Coca-Cola Bottling Co.; Cott Corporation; Darling International Inc.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; J&J Snack Foods Corp.; Pinnacle Foods Inc.; Sanderson Farms, Inc.; Snyder’s-Lance, Inc.; Sunopta Inc. and TreeHouse Foods Inc. Compared to the prior year, changes include the removal of Diamond Foods, Inc. as it was acquired during 2016 and is no longer a publicly traded company. This graph covers the period from February 6, 2012 (the first day our common stock began “when-issued” trading on the NYSE) through September 30, 2016.

* $100 invested on 2/6/12 in stock or index.
Performance Graph Data

	Post ($)	Russell 2000 Index ($)	Peer Group ($)
2/6/2012	100.00	100.00	100.00
9/28/2012	111.79	101.10	115.33
9/30/2013	150.13	129.63	138.44
9/30/2014	123.39	132.99	159.84
9/30/2015	219.78	132.87	180.31
9/30/2016	286.98	151.10	180.92
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

ITEM 6.    SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY
(in millions, except per share data)

	Year Ended September 30,
(dollars in millions, except per share data)	2016 (b)	2015 (b)	2014 (b)	2013 (b)	2012
Statements of Operations Data
Net sales	$5,026.8	$4,648.2	$2,411.1	$1,034.1	$958.9
Cost of goods sold	3,479.4	3,473.8	1,789.9	609.2	530.0
Gross profit	1,547.4	1,174.4	621.2	424.9	428.9
Selling, general and administrative expenses	839.7	734.1	459.5	298.2	274.5
Amortization of intangible assets	152.6	141.7	70.8	14.6	12.6
Impairment of goodwill and other intangible assets (a)	—	60.8	295.6	2.9	—
Other operating expenses, net	9.4	25.1	3.0	1.4	2.7
Operating profit (loss)	545.7	212.7	(207.7)	107.8	139.1
Interest expense, net	306.5	257.5	183.7	85.5	60.3
Loss on extinguishment of debt (c)	86.4	30.0	—	—	—
Other expense (income)	182.9	92.5	35.5	—	(1.6)
(Loss) earnings before income taxes	(30.1)	(167.3)	(426.9)	22.3	80.4
Income tax (benefit) expense	(26.8)	(52.0)	(83.7)	7.1	30.5
Net (loss) earnings	(3.3)	(115.3)	(343.2)	15.2	49.9
Preferred stock dividends	(25.1)	(17.0)	(15.4)	(5.4)	—
Net (loss) earnings available to common shareholders	$(28.4)	$(132.3)	$(358.6)	$9.8	$49.9

(Loss) Earnings Per Share
Basic	$(0.41)	$(2.33)	$(9.03)	$0.30	$1.45
Diluted	$(0.41)	$(2.33)	$(9.03)	$0.30	$1.45

Statements of Cash Flows Data
Depreciation and amortization	$302.8	$272.8	$155.8	$76.8	$63.2
Cash provided (used) by:
Operating activities	$502.4	$451.6	$183.1	$119.2	$144.0
Investing activities	(196.1)	(1,248.7)	(3,793.6)	(423.8)	(30.9)
Financing activities	(4.5)	1,372.4	3,484.2	648.8	(57.1)

Balance Sheet Data
Cash and cash equivalents	$1,143.6	$841.4	$268.4	$402.0	$58.2
Working capital (excluding cash, cash equivalents, restricted cash and current portion of long-term debt) (d)	303.2	317.6	362.3	79.5	22.9
Total assets	9,360.6	9,163.9	7,669.0	3,453.0	2,718.0
Debt, including short-term portion	4,563.5	4,470.9	3,794.0	1,387.8	931.3
Other liabilities	440.3	290.2	182.4	116.3	129.2
Total equity	3,008.6	2,976.0	2,283.2	1,498.6	1,231.5
____________

(a)	For information about the impairment of goodwill and other intangible assets, see “Critical Accounting Policies and Estimates” and Notes 2 and 6 of “Notes to Consolidated Financial Statements.”

(b)
The data in these columns include results from the fiscal 2016, 2015, 2014 and 2013 acquisitions from the respective date of acquisition through September 30, 2016. See Note 5 of “Notes to Consolidated Financial Statements.”

(c)	For information about the loss on extinguishment of debt, see Note 14 of “Notes to Consolidated Financial Statements.”

(d)	In connection with the adoption of ASU 2015-03, prior year amounts have been restated to conform with the 2016 presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Acquisitions
We have completed the following acquisitions during fiscal 2016, 2015 and 2014:
Fiscal 2016

•	Willamette Egg Farms (“WEF”), acquired October 3, 2015.
Fiscal 2015

•	PowerBar and Musashi brands (“PowerBar”), acquired October 1, 2014;

•	American Blanching Company (“ABC”), acquired November 1, 2014; and

•	MOM Brands Company (“MOM Brands”), acquired May 4, 2015.
Fiscal 2014

•	Dakota Growers Pasta Company, Inc. (“Dakota Growers”), acquired January 1, 2014;

•	Dymatize Enterprises, LLC (“Dymatize”), acquired February 1, 2014;

•	Golden Boy Foods Ltd. (“Golden Boy”), acquired February 1, 2014; and

•	MFI Holding Corporation (“Michael Foods”), acquired June 2, 2014.
In addition, on October 3, 2016, Post acquired National Pasteurized Eggs, Inc (“NPE”).
Divestitures
We completed the following divestitures in fiscal 2016 and 2015:

•	Certain assets of our Michael Foods Canadian egg business, sold March 1, 2016 and

•	PowerBar Australia assets and Musashi trademark, sold July 1, 2015.
Due to the level of integration within the existing businesses, certain discrete financial data for businesses acquired in fiscal 2015 is not available for the year ended September 30, 2016.
RESULTS OF OPERATIONS

	Fiscal 2016 compared to 2015				Fiscal 2015 compared to 2014
dollars in millions; favorable/(unfavorable)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net Sales	$5,026.8	$4,648.2	$378.6	8%	$4,648.2	$2,411.1	$2,237.1	93%

Operating Profit (Loss)	$545.7	$212.7	$333.0	157%	$212.7	$(207.7)	$420.4	202%
Interest expense, net	306.5	257.5	(49.0)	(19)%	257.5	183.7	(73.8)	(40)%
Loss on extinguishment of debt	86.4	30.0	(56.4)	(188)%	30.0	—	(30.0)	n/a
Other expense	182.9	92.5	(90.4)	(98)%	92.5	35.5	(57.0)	(161)%
Income tax benefit	(26.8)	(52.0)	25.2	48%	(52.0)	(83.7)	31.7	38%
Net Loss	$(3.3)	$(115.3)	$112.0	97%	$(115.3)	$(343.2)	$227.9	66%

Net Sales
Fiscal 2016 compared to 2015
Net sales increased $378.6 million, or 8%, during the year ended September 30, 2016. These increases were primarily due to the inclusion of incremental contributions from fiscal 2016 and 2015 acquisitions and net sales growth in our Premier Protein branded products, as well as our legacy ready-to-eat (“RTE”) cereal, peanut butter and private brand granola. The net sales growth was partially offset by the absence of net sales in the current year attributable to businesses sold in fiscal 2016 and 2015 as well as reduced net sales in our egg, potato, cheese, pasta and other protein powder and bar brands and tree nut butter products. For further discussion, refer to “Segment Results” within this section.
Fiscal 2015 compared to 2014
Net sales increased $2,237.1 million, or 93%, during the year ended September 30, 2015. This increase included incremental net sales contributions from fiscal 2015 and 2014 acquisitions for the years ended September 30, 2015 and 2014 of $3,363.9 million and $1,185.6 million, respectively. Excluding the impact of acquisitions, net sales increased 5% for the year ended September 30, 2015 compared to the corresponding period in the prior year. For further discussion, refer to “Segment Results” within this section.
Operating Profit (Loss)
Fiscal 2016 compared to 2015
Operating profit increased $333.0 million, or 157%, for the year ended September 30, 2016. Operating profit was negatively impacted in the year ended September 30, 2015 by losses related to the impairment of goodwill and indefinite-lived intangible assets of $60.8 million. Excluding this fiscal 2015 impact, operating profit increased $272.2 million, or 100%, primarily resulting from the inclusion of incremental segment profit contributions from current and prior year acquisitions, as well as increased segment profit within our Post Consumer Brands, Michael Foods Group and Active Nutrition segments for the year ended September 30, 2016, partially offset by a decrease in segment profit within our Private Brands segment. In addition, general corporate expenses and other were significantly lower for the year ended September 30, 2016. For further discussion, refer to “Segment Results” within this section.
Fiscal 2015 compared to 2014
Operating profit (loss) increased $420.4 million to $212.7 million for the year ended September 30, 2015. This increase included losses related to the impairment of goodwill and indefinite-lived intangible assets of $60.8 million and $295.6 million for the years ended September 30, 2015 and 2014, respectively, as well as incremental segment profit contributions from 2015 and 2014 acquisitions of $192.6 million and $18.3 million for the years ended September 30, 2015 and 2014, respectively. Excluding impairment charges and incremental segment profit contributions from acquisitions, operating profit increased 16% for the year ended September 30, 2015 compared to the corresponding period in the prior year. For further discussion, refer to “Segment Results” within this section.
Interest Expense, net
Interest expense increased 19% for the year ended September 30, 2016 compared to the prior year. The increase was driven primarily by the increase in the principal balance of outstanding debt due to various debt issuances in 2016 and 2015, partially offset by a decrease in our weighted-average interest rate. Our weighted-average interest rate on our total outstanding debt was 6.3% and 6.9% at September 30, 2016 and 2015, respectively. The decrease in our weighted average interest rate was due to a change in debt mix, resulting from the fiscal 2016 principal payments made on our 7.375% senior notes and our term loan, combined with the 2016 issuance of our lower interest rate 5.00% senior notes.
Interest expense increased 40% for the year ended September 30, 2015, compared to the prior year. The increase was driven primarily by the increase in the principal balance of outstanding debt due to various debt issuances in 2015 and 2014, as well as an increase in our weighted average interest rate. Our weighted average interest rate was 6.9% and 6.1% at September 30, 2015 and 2014, respectively. The increase in our weighted average interest rate was primarily due to the August 2015 issuances of our 7.75% and 8.00% senior notes.
For additional information on our debt, refer to Note 14 in the “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

Loss on Extinguishment of Debt
During the years ended September 30, 2016 and 2015, we recognized losses of $86.4 million and $30.0 million, respectively, related to the extinguishment of debt. The loss in 2016 was related to the extinguishment of a portion of our 7.375% senior notes and the remaining balance of our term loan. The expense included a tender premium of $88.0 million and deferred financing fee write-offs of $18.8 million, partially offset by $20.4 million of write-offs for net unamortized debt premium and discount. In 2015, the expense was related to the write-off of deferred financing fees of $24.6 and unamortized debt discount of $5.4 recorded in connection with the repayment of a portion of our term loan. No debt extinguishment losses were incurred in the year ended September 30, 2014. For additional information on our debt, refer to Note 14 in the “Notes to Consolidated Financial Statements.”
Other Expense
During the years ended September 30, 2016, 2015 and 2014, we recognized losses of $182.9 million, $92.5 million and $35.5 million, respectively, related to our interest rate swaps. Of the total losses recognized in the year ended September 30, 2016, $182.4 million related to non-cash mark-to-market adjustments and $0.5 million related to cash settlements which began in July 2016. For the years ended September 30, 2015 and 2014, the entire loss was related to non-cash mark-to-market adjustments. These amounts are reported in “Other expense” on the Consolidated Statements of Operations. For additional information on our interest rate swaps, refer to Note 12 in the “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.
Income Taxes
Our effective tax rate for fiscal 2016 was 89.0% compared to 31.1% for fiscal 2015 and 19.6% for fiscal 2014. A reconciliation of income tax (benefit) provision with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
(dollars in millions)	2016	2015	2014
Computed tax at federal statutory rate (35%)	$(10.5)	$(58.6)	$(149.4)
Non-deductible goodwill impairment loss	—	16.5	70.9
Non-deductible compensation	2.6	0.4	0.8
Non-deductible transaction costs	—	0.6	2.8
Domestic production activities deduction	(4.3)	(5.9)	—
State income taxes, net of effect on federal tax	(6.2)	(7.2)	(6.6)
Non-taxable interest income	(2.6)	(2.7)	(2.9)
Valuation allowances	3.8	6.7	2.3
Change in deferred tax rates	(2.0)	4.9	(0.9)
Uncertain tax positions	(2.0)	(3.4)	(0.2)
Sale and liquidation of Michael Foods Canadian egg business	(3.6)	—	—
Enacted tax law and changes	0.7	(0.4)	—
Income tax credits	(1.5)	(0.4)	(0.1)
Rate differential on foreign income	(1.8)	(1.4)	(0.1)
Other, net (none in excess of 5% of statutory tax)	0.6	(1.1)	(0.3)
Income tax (benefit) provision	$(26.8)	$(52.0)	$(83.7)
SEGMENT RESULTS
Our reportable segments are as follows:

•	Post Consumer Brands: primarily RTE cereals;

•	Michael Foods Group: eggs, potatoes, cheese and pasta;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily peanut and other nut butters, dried fruit and nuts, and granola.
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, losses on assets held for sale, gain on sale of plant and other unallocated corporate income and expenses.

Post Consumer Brands

	Fiscal 2016 compared to 2015				Fiscal 2015 compared to 2014
dollars in millions; favorable/(unfavorable)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net Sales	$1,728.2	$1,260.8	$467.4	37%	$1,260.8	$963.1	$297.7	31%
Segment Profit	$290.4	$205.5	$84.9	41%	$205.5	$173.4	$32.1	19%
Segment Profit Margin	17%	16%			16%	18%
Fiscal 2016 compared to 2015
Net sales for the Post Consumer Brands segment increased $467.4 million, or 37%, for the year ended September 30, 2016, primarily due to the acquisition of MOM Brands in May 2015. Excluding this impact, net sales increased $20.3 million or 2%. This increase was primarily driven by 2% higher volumes. Volume increases were primarily the result of increases in Pebbles, Honey Bunches of Oats and co-manufacturing volumes, partially offset by declines in Great Grains, Post Shredded Wheat, Grape-Nuts and Post Raisin Bran. Average net selling prices and trade spending levels within the legacy Post Foods business were relatively flat for the year ended September 30, 2016. Compared to the prior year (partially pre-acquisition) period, net sales for our MOM Brands business were down slightly as a result of 1% lower volumes, as well as, lower net selling prices resulting from an increase in the lower margin private label business.
Segment profit for the year ended September 30, 2016, increased $84.9 million, or 41%, compared to the prior year. The increase was primarily the result of the acquisition of MOM Brands and increased sales in our legacy Post Foods business, as previously discussed. Segment profit margin for the year ended September 30, 2016 was relatively flat, increasing 1 percentage point compared to the prior year as a result of the positive impact of synergies achieved through the combination of the Post Foods and MOM Brands businesses, partially offset by the inclusion of seven additional months in the current year of the lower margin MOM Brands business. Segment profit was also negatively impacted in the years ended September 30, 2016 and 2015 by $19.3 million and $8.6 million of integration costs, respectively, and by a $17.0 million acquisition accounting related inventory valuation adjustment in the year ended September 30, 2015.
Fiscal 2015 compared to 2014
Net sales for the Post Consumer Brands segment increased $297.7 million, or 31%, for the year ended September 30, 2015. Excluding the impact of sales from acquisitions, net sales decreased $32.0 million or 3%. The decrease was due to 3% lower volumes and slightly lower average net selling prices for the year ended September 30, 2015. Volume declines were primarily the result of significantly lower co-manufacturing volumes. Volumes for branded RTE cereal were down approximately 1% year over year primarily due to lower volumes for Great Grains, Grape-Nuts and Golden Crisp. The decrease in average net selling prices was primarily the result of changes in sales mix with a current year shift to larger package sizes which sell at a lower average selling price per pound, partially offset by lower trade spending and coupon redemption. Net sales were also negatively impacted by unfavorable changes in foreign exchange rates. Compared to the prior year pre-acquisition period, sales for our acquired MOM Brands business were up, driven by growth in branded bag and private label products as well as the launch of licensed brands.
Segment profit for the year ended September 30, 2015 increased 19% to $205.5 million when compared to the prior year. Excluding the impact of acquisitions, segment profit increased $16.2 million or 9%. The increase was driven by reduced advertising and promotional spending of $24.3 million, lower raw material costs (primarily packaging, corn, rice, wheat, and oil, partially offset by unfavorable nuts) and favorable manufacturing expense, partially offset by lower volumes and lower average net selling prices, as previously described, costs incurred of $8.6 million related to the integration of Post Foods and MOM Brands as well as unfavorable changes in foreign exchange rates. MOM Brands segment profit was negatively impacted in fiscal 2015 by a $17.0 million acquisition accounting related inventory valuation adjustment. Excluding this impact, MOM Brands contributed $32.9 million to segment profit for the year ended September 30, 2015.
Michael Foods Group

	Fiscal 2016 compared to 2015				Fiscal 2015 compared to 2014
dollars in millions; favorable/(unfavorable)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net Sales	$2,184.7	$2,305.7	$(121.0)	(5)%	$2,305.7	$874.8	$1,430.9	164%
Segment Profit	276.6	$188.2	$88.4	47%	$188.2	$21.6	$166.6	771%
Segment Profit Margin	13%	8%			8%	2%

Fiscal 2016 compared to 2015
Net sales for the Michael Foods Group segment decreased $121.0 million, or 5%, for the year ended September 30, 2016. Excluding the impact of the fiscal 2016 acquisition of WEF, net sales decreased $209.3 million, or 9%. Excluding the current year impact of WEF, egg product sales were down 12%, with volume down 14%. Lower volumes were due to the impacts of the spring 2015 outbreak of avian influenza (“AI”) which reduced our egg supply available for sale during the year ended September 30, 2016. Despite lower volumes, revenues decreased less as a result of higher average selling prices resulting from price increases taken to offset higher costs incurred as a result of AI as well as a shift to higher priced products. These price increases were partially reversed during the second half of fiscal 2016. Refrigerated potato products sales were down 1%, with volume down 4%, and cheese and other dairy case products sales were down 6%, with volume down 5%. Pasta volumes increased 7%, however, net sales were down 2%, as lower durum wheat input costs were passed through to customers. Net sales for the Michael Foods Group were also impacted in the year ended September 30, 2016 by the reduction in sales from our Michael Foods Canadian egg business ($9.6 million and $28.1 million for the years ended September 30, 2016 and 2015, respectively) which was sold in the second quarter of fiscal 2016.
Segment profit increased $88.4 million, or 47%, for the year ended September 30, 2016. Excluding the impact of the current year acquisition of WEF, segment profit increased $73.8 million, or 39%. The increase in segment profit resulted from improvements in all businesses within the segment. Egg results improved compared to fiscal 2015, driven by aggressive cost containment, price increases taken to offset AI related costs and a shift to higher margin products. In addition, fiscal 2015 results for our egg business were negatively impacted by $5.1 million of costs accrued for corrective actions in connection with isolated product quality issues. Cheese and dairy results improved as pricing was favorable relative to the underlying commodity costs as compared to the prior year period. Potato results improved in the current year due to a favorable channel mix resulting from increased retail volumes and decreased foodservice volumes. Improved raw potato quality also contributed to reduced costs within the potato manufacturing operation. Pasta results were strong year over year driven by volume increases, higher pricing relative to underlying commodity costs and a favorable mix with increased retail volumes and a decrease in lower margin governmental bid volumes. Segment profit was negatively impacted in the year ended September 30, 2016 by the accrual of a $28.5 million provision for a potential legal settlement.
Fiscal 2015 compared to 2014
Net sales for the Michael Foods Group segment increased $1,430.9 million to $2,305.7 million for the year ended September 30, 2015, primarily resulting from the inclusion of eight additional months of results in the fiscal 2015 amounts due to the timing of the Michael Foods acquisition in June 2014. Total net sales for the egg, potato and cheese businesses increased 1% for the year ended September 30, 2015, compared to the prior year (partially pre-acquisition) period. In the year ended September 30, 2015, egg product sales were up 1%, with volume down 7%. Lower volumes were due to the impacts of AI which reduced our egg supply available for sale. Despite the lower volumes, revenues increased slightly as a result of substantially higher sales prices on market-based egg sales and price increases taken to offset higher costs incurred as a result of AI. Refrigerated potato products sales were up 1% with volume down 6%, and cheese and other dairy case products sales were down 2%, with volume down 4%. Sales were positively impacted by the pasta business in the year ended September 30, 2015, compared to the prior year (partially pre-acquisition) period, resulting from increased volumes as well as favorable average selling prices.
Segment profit increased $166.6 million to $188.2 million for the year ended September 30, 2015, primarily resulting from the inclusion of eight additional months of results in the fiscal 2015 amounts due to the timing of the Michael Foods acquisition in June 2014. Segment profit increased in the year ended September 30, 2015 compared to the prior year (partially pre-acquisition) period, primarily resulting from increases in our egg, cheese and pasta businesses, partially offset by declines in our potato business. Egg results improved compared to below average fiscal 2014 results, despite the impacts of AI, due to aggressive cost containment, higher market prices on market-based egg sales and price increases taken to offset AI related costs. Results for our cheese business improved as a result of a favorable pricing environment combined with lower and more stable cheese costs compared to fiscal 2014. Pasta results were strong year over year, driven by volume increases and higher pricing relative to underlying commodity costs. Potato results decreased in fiscal 2015 from the prior year primarily due to the poor quality of the potato crop resulting in higher production costs. Segment profit was negatively impacted in fiscal 2014 by a $21.0 million acquisition accounting related inventory valuation adjustment.

Active Nutrition

	Fiscal 2016 compared to 2015				Fiscal 2015 compared to 2014
dollars in millions; favorable/(unfavorable)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net Sales	$574.7	$555.0	$19.7	4%	$555.0	$293.3	$261.7	89%
Segment Profit (Loss)	$44.7	$(13.8)	$58.5	424%	$(13.8)	$(1.8)	$(12.0)	(667)%
Segment Profit (Loss) Margin	8%	(2)%			(2)%	(1)%
Fiscal 2016 compared to 2015
Net sales for the Active Nutrition segment increased $19.7 million, or 4%, for the year ended September 30, 2016. This increase was primarily attributable to strong growth in our Premier Protein branded products, where net sales were up 42%, on higher protein shake volumes. This increase was partially offset by 25% lower net sales within our Dymatize business, primarily driven by the prior year decision to exit Dymatize’s private label business, inventory supply issues during the first half of 2016 and overall soft international sales. Net sales were also negatively impacted by volume declines in the PowerBar business and the absence of sales for Musashi branded products in the current year ($16.8 million for the year ended September 30, 2015) as the Australian Musashi business was sold in the fourth quarter of fiscal 2015.
Segment profit for the year ended September 30, 2016 was $44.7 million compared to a segment loss of $13.8 million in the prior year. This improvement was driven by higher protein shake volumes, as previously described, favorable raw material costs of $23.9 million and lower manufacturing costs of $22.8 million, largely resulting from the prior year closure of our Boise, Idaho and Farmers Branch, Texas facilities as well as a fiscal 2015 write-off of unsalable inventory of approximately $9.2 million resulting from plant operational and quality issues and unfavorable manufacturing and warehousing costs. These favorable impacts were partially offset by $7.5 million higher advertising and promotion spending and a $5.5 million accrued legal settlement. Segment profit was negatively impacted in the prior year by $5.0 million of PowerBar integration costs, a $1.9 million acquisition accounting related inventory valuation adjustment and a $3.3 million loss attributable to the Australian Musashi business which was sold in the fourth quarter of fiscal 2015.
Fiscal 2015 compared to 2014
Net sales for the Active Nutrition segment increased $261.7 million, or 89%, for the year ended September 30, 2015. Excluding the impact of sales from acquisitions in both periods, net sales increased $78.9 million or 47%. This increase was attributable to strong growth in our Premier Protein branded products. Volumes were up 49% fueled by increased distribution of shakes within the club channel. Increased bar volumes and new product introductions also contributed to the volume increases. Volume gains were partially offset by an increase in trade spending for the year ended September 30, 2015. Fiscal 2015 sales attributable to our Dymatize business, which was acquired in 2014, decreased when compared to the prior year (partially pre-acquisition) period. Decreases were primarily driven by production issues in the fourth quarter of 2015 resulting in the Company’s decision to close its manufacturing facility and permanently transfer production to third party facilities under co-manufacturing agreements. These fourth quarter declines more than offset higher sales through the first three quarters of fiscal 2015.
Segment loss for the year ended September 30, 2015 was $13.8 million compared to $1.8 million in the prior year. Excluding the impact of acquisitions in both periods, segment profit increased $14.6 million or 123%. The increase was driven by higher protein shake and bar volumes, as previously described, and lower raw material costs (primarily milk protein concentrate), partially offset by increased incentive compensation and severance related business reorganization costs. When compared to the fiscal 2014 (partially pre-acquisition) period, results for our Dymatize business were negatively impacted by lower sales, as previously discussed, as well as a write-off of unsalable inventory of approximately $9.2 million resulting from plant operational and quality issues and unfavorable manufacturing and warehousing costs. Segment profit was negatively impacted in fiscal 2015 by $5.0 million of PowerBar integration costs and a $1.9 million acquisition accounting related inventory valuation adjustment and in fiscal 2014 by a $3.9 million acquisition accounting related inventory valuation adjustment.

Private Brands

	Fiscal 2016 compared to 2015				Fiscal 2015 compared to 2014
dollars in millions; favorable/(unfavorable)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Net Sales	$540.4	$529.7	$10.7	2%	$529.7	$280.6	$249.1	89%
Segment Profit	$40.5	$41.5	$(1.0)	(2)%	$41.5	$19.0	$22.5	118%
Segment Profit Margin	7%	8%			8%	7%
Fiscal 2016 compared to 2015
Net sales for the Private Brands segment increased $10.7 million, or 2%, for the year ended September 30, 2016 (including reduced intercompany sales of $1.8 million to the Post Consumer Brands segment). This increase was due to the inclusion of an additional month of results in the year ended September 30, 2016, as compared to the prior year, related to the November 1, 2014 acquisition of ABC. Excluding this impact, sales are down slightly from prior year. Volumes within the Private Brands segment increased due to higher peanut butter and granola volumes, partially offset by declines in tree nut butter, cereal and dried fruit and nut. Net sales were negatively impacted by an unfavorable sales mix resulting from lower sales of higher-priced tree nut butters as compared to the prior year and unfavorable changes in foreign exchange rates.
Segment profit decreased $1.0 million, or 2%, for the year ended September 30, 2016. This decrease includes an additional month of results for ABC in the year ended September 30, 2016, as compared to the prior year, as previously discussed. Segment profit was negatively impacted by higher compensation costs as the result of increased headcount, unfavorable changes in foreign exchange rates, increased expenses related to co-manufacturing agreements and losses of $0.6 million on the disposal of fixed assets in the year ended September 30, 2016. These negative impacts were partially offset by lower peanut costs. Segment profit was also negatively impacted by an acquisition accounting related inventory valuation adjustment of $1.3 million in the year ended September 30, 2015.
Fiscal 2015 compared to 2014
Net sales for the Private Brands segment increased $249.1 million to $529.7 million (including increased intercompany sales of $2.3 million to the Post Consumer Brands segment) for the year ended September 30, 2015. This increase was primarily due to the impact of acquisitions during fiscal 2015 and 2014. Excluding this impact, net sales increased $14.2 million or 15%. The increase was primarily the result of 19% higher granola sales in the year ended September 30, 2015, largely resulting from successful selling efforts with new and existing private label granola customers during the year.
When comparing the results of our nut butter and fruit and nut businesses for the year ended September 30, 2015 to the fiscal 2014 comparable (partially pre-acquisition) period, net sales increased on higher volumes as well as improved net selling prices. Volume increases were driven by conventional peanut butter and tree nut butters, partially offset by declines in fruit and nut sales and organic peanut butter.
Segment profit increased $22.5 million to $41.5 million for the year ended September 30, 2015. This increase was primarily due to fiscal 2015 and 2014 acquisitions. Excluding the impact of acquisitions in both periods, segment profit increased $4.1 million due to an increase in granola net sales volumes, as previously discussed. Also contributing to the increase in segment profit were favorable manufacturing costs, lower raw materials costs (primarily packaging) and reduced freight costs.
When comparing the results of our nut butter and fruit and nut businesses for the year ended September 30, 2015 to the prior year comparable (partially pre-acquisition) period, segment profit was unfavorably impacted by higher commodity costs, increased fixed manufacturing costs and an increase in amortization expense of acquired intangibles. Segment profit was negatively impacted in the years ended September 30, 2015 and 2014 by inventory valuation adjustments of $1.3 million and $1.2 million, respectively.

Other Items
General Corporate Expenses and Other

	Fiscal 2016 compared to 2015				Fiscal 2015 compared to 2014
dollars in millions; favorable/(unfavorable)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
General corporate expenses and other	$106.5	$147.9	$41.4	28%	$147.9	$124.3	$(23.6)	(19)%
Fiscal 2016 compared to 2015
General Corporate Expenses and Other decreased $41.4 million, or 28%, during the year ended September 30, 2016. The decrease was due to a $19.3 million reduction in restructuring and plant closure costs, reduced transaction related costs of $5.6 million, lower stock-based compensation of $4.7 million, driven primarily by reduced accelerated expense in the current year, and higher net mark-to-market gains (compared to net losses in fiscal 2015) on commodity hedges of $4.0 million. In addition, losses on assets held for sale of $9.3 million were recorded in the year ended September 30, 2016 compared to $34.2 million in the prior year.
Fiscal 2015 compared to 2014
General Corporate Expenses and Other increased $(23.6) million to $147.9 million during the year ended September 30, 2015. The increase was due to restructuring and plant closure costs of $25.6 million (including $9.7 million related to usable inventory rendered less than fully recoverable recorded as cost of goods sold) compared to $5.6 million in fiscal 2014 and losses on assets held for sale of $34.2 million compared to $5.4 million in fiscal 2014 to adjust the carrying value of the assets to their estimated fair value less estimated selling costs, $12.2 million higher cash and non-cash stock-based compensation expense (including $8.0 million of accelerated stock compensation expense related to an employee retirement and reorganization initiatives) and higher compensation related costs resulting from an increase in holding company headcount to support the larger organization. These cost increases were partially offset by reduced third party acquisition related costs of $15.3 million, reduced accelerated depreciation of $5.9 million as compared to 2014 and reduced losses related to mark-to-market adjustments on commodity hedges of $1.3 million. In addition, fiscal 2014 results included a loss of $13.1 million related to a hedge of the CAD $320.0 million purchase price of Golden Boy.
Restructuring and Plant Closure
The table below shows the amount of restructuring and plant closure costs attributable to each segment. These amounts are excluded from the measure of segment profit but are included in General Corporate Expenses and Other.

	Fiscal 2016 compared to 2015			Fiscal 2015 compared to 2014
dollars in millions; favorable/(unfavorable)	2016	2015	$ Change	2015	2014	$ Change
Post Consumer Brands	$1.3	$10.1	$8.8	$10.1	$13.6	$3.5
Active Nutrition	5.0	15.5	10.5	15.5	—	(15.5)
	$6.3	$25.6	$19.3	$25.6	$13.6	$(12.0)
Losses on Assets Held for Sale
The table below shows the amount of losses on assets held for sale attributable to each segment. These amounts are excluded from the measure of segment profit but are included in General Corporate Expenses and Other.

	Fiscal 2016 compared to 2015			Fiscal 2015 compared to 2014
dollars in millions; favorable/(unfavorable)	2016	2015	$ Change	2015	2014	$ Change
Post Consumer Brands	$4.8	$7.1	$2.3	$7.1	$5.4	$(1.7)
Active Nutrition	4.5	11.7	7.2	11.7	—	(11.7)
Private Brands	—	15.4	15.4	15.4	—	(15.4)
	$9.3	$34.2	$24.9	$34.2	$5.4	$(28.8)

Impairment of Goodwill and Other Intangible Assets

	Fiscal 2016 compared to 2015			Fiscal 2015 compared to 2014
dollars in millions; favorable/(unfavorable)	2016	2015	$ Change	2015	2014	$ Change
Impairment of goodwill and other intangible assets	$—	$60.8	$60.8	$60.8	$295.6	$234.8
During the year ended September 30, 2015, we recorded non-cash impairment charges totaling $60.8 million. These charges consisted of a goodwill impairment of $57.0 million and indefinite-lived trademark impairment charges of $3.8 million. The goodwill impairment charge related to Dymatize, which is reported in the Active Nutrition segment. Trademark impairment charges consisted of $3.7 million for our Grape-Nuts brand and $0.1 million for our 100% Bran brand, which are reported in our Post Consumer Brands segment.
During the year ended September 30, 2014, we recorded non-cash impairment charges totaling $295.6 million. These charges consisted of a goodwill impairment of $212.6 million and indefinite-lived trademark impairment charges of $83.0 million. The goodwill impairment charge included $181.3 million for the Post Consumer Brands segment and $31.3 million related to Dymatize, which is reported in the Active Nutrition segment. Trademark impairment charges consisted of $34.4 million for our Post brand, $23.0 million for our Honey Bunches of Oats brand, $17.2 million for our Post Shredded Wheat brand and $8.4 million for our Grape-Nuts brand.
LIQUIDITY AND CAPITAL RESOURCES
In connection with funding acquisitions and managing our capital structure, we completed the following transactions (for additional information see Note 14, Note 18 and Note 19 in the “Notes to Consolidated Financial Statements”):
Fiscal 2016

•	$1,750.0 million principal value of 5.00% senior notes issued

•	$1,242.0 million principal payment and $88.0 million tender offer premium payment made on extinguishment of a portion of the 7.375% senior notes

•	$374.4 million term loan principal payoff
Fiscal 2015

•	$341.4 million net proceeds received through the issuance of 7.475 million shares of common stock, par value $0.01 per share, at a price to the public of $47.50 per share

•	$700.0 principal value term loan issued

•	$391.3 million net proceeds received through the issuance of 6.73 million shares of common stock, par value $0.01 per share, at a price to the public of $60.00 per share

•	$800.0 million principal value of 7.75% senior notes issued

•	$400.0 million principal value of 8.00% senior notes issued

•	$1,200.0 million principal payment made on the term loan
Fiscal 2014
•$525.0 million principal value of 6.75% senior notes issued

•	$310.2 million net proceeds received through the issuance of 3.0 million shares of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock

•
Entered into a revolving credit facility in an aggregate available principal amount of $400.0 million, currently with outstanding letters of credit of $11.8 which reduced the available borrowing capacity to $388.2 at September 30, 2016

•	$885.0 million principal value term loan issued

•	$350.0 million principal value of 6.75% senior notes issued

•	$303.5 million net proceeds received through the issuance of 5.750 million shares of common stock, par value $0.01 per share, at a price to the public of $55.00 per share

•	$289.9 million net proceeds received through the issuance of 6.325 million shares of common stock, par value $0.01 per share, at a price to the public of $47.70 per share

•	$278.6 million net proceeds received through a public offering of 2.875 million TEUs each with a stated value of $100.00

•	$630.0 million principal value of 6.00% senior notes issued
The following table shows cash flow data for fiscal years 2016, 2015 and 2014, which is discussed below.

	Year ended September 30,
(dollars in millions)	2016	2015	2014
Cash provided by operating activities	$502.4	$451.6	$183.1
Cash used in investing activities	(196.1)	(1,248.7)	(3,793.6)
Cash (used in) provided by financing activities	(4.5)	1,372.4	3,484.2
Effect of exchange rate changes on cash and cash equivalents	0.4	(2.3)	(7.3)
Net increase (decrease) in cash and cash equivalents	$302.2	$573.0	$(133.6)
Historically, we have generated and expect to continue generating positive cash flows from operations. We believe our cash on hand, cash flows from operations and our current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives or waivers under our credit agreement and indentures governing our senior notes. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all.
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long-term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations.
Operating Activities
Fiscal 2016 compared to 2015
Cash provided by operating activities for the year ended September 30, 2016 increased by $50.8 million compared to the year ended September 30, 2015. This increase was driven by incremental cash flows from the operations of our 2016 and 2015 acquisitions as well as increased net earnings attributable to organic growth within our Post Consumer Brands, Michael Foods Group and Active Nutrition segments, partially offset by $184.9 million of unfavorable working capital changes during the year ended September 30, 2016 when compared to working capital changes in the prior year. The unfavorable change in working capital was primarily due to an increase in inventory at Michael Foods, as supply returned to pre-AI levels as well as higher payments for income taxes in fiscal 2016 and the collection of a $55.5 million income tax receivable in fiscal 2015.
Fiscal 2015 compared to 2014
Cash provided by operating activities for the year ended September 30, 2015 increased by $268.5 million compared to the year ended September 30, 2014. This increase was primarily driven by incremental cash flows from our 2015 and 2014 acquisitions and $97.7 million of favorable working capital changes during the year ended September 30, 2015, when compared to working capital changes in fiscal 2014, primarily related to the collection of a $55.5 million income tax receivable, partially offset by higher interest payments of $92.2 million, as well as higher payments for federal income taxes of $34.5 million in 2015. In addition, cash provided by operating activities in 2014 included a $20.1 million premium received on the issuances of our senior notes.
Investing Activities
Fiscal 2016 compared to 2015
Cash used in investing activities for fiscal 2016 decreased by $1,052.6 million compared to fiscal 2015. The decrease was driven by the reduction of cash paid for acquisitions of $1,144.8 million and an increase in net proceeds received from the sale of businesses of $3.5 million, partially offset by an increase in capital expenditures of $13.6 million and a decrease in proceeds received from the sale of property and assets held for sale of $18.3 million. Cash used in investing activities was also impacted in fiscal 2016 by escrow deposits of $0.6 million, classified as restricted cash, related to the fiscal 2017 acquisition of National Pasteurized Eggs, Inc and in 2015 by escrow deposits of $55.0 million and $14.0 million, classified as restricted cash, related to the acquisitions of PowerBar and ABC, respectively.
Capital expenditures were $121.5 million and $107.9 million in fiscal years 2016 and 2015, respectively. The increase is primarily due to an increase in capital expenditures during 2016 related to acquired businesses.

Fiscal 2015 compared to 2014
Cash used in investing activities during fiscal 2015 decreased by $2,544.9 million compared to fiscal 2014. The decrease was driven by a reduction in cash paid for acquisitions of $2,324.9 million and $20.4 million of proceeds related to the sale of property during fiscal 2015, primarily relating to the sale of facilities located in Portales, New Mexico (completed on July 29, 2015) and Boise, Idaho (completed on September 22, 2015), as well as $3.8 million of proceeds related to the sale of our PowerBar Australian business and Musashi trademark. In the year ended September 30, 2014, cash used in investing activities was impacted by a $75.0 million payment, classified as an other long-term asset, made as a prepayment of the purchase price for the acquisition of PowerBar as well as escrow deposits of $55.0 million and $14.0 million, classified as restricted cash, related to the acquisitions of PowerBar and ABC, respectively.
Capital expenditures were $107.9 million and $115.5 million in fiscal years 2015 and 2014, respectively. The decrease was primarily due to a reduction of capital expenditures in 2015 related to the closure of our Modesto, California facility and the associated migration of production capacity from Modesto to other facilities. Expenditures in 2014 also included the purchase of a peanut butter manufacturing facility. These decreases were partially offset by an increase in capital expenditures during 2015 related to acquired businesses.
Financing Activities
Fiscal 2016 compared to 2015
Cash used in financing activities was $4.5 million for fiscal 2016 compared to cash provided by financing activities of$1,372.4 million in 2015. During fiscal 2016, we completed a debt refinancing in which we issued $1,750.0 million principal value of 5.00% senior notes and utilized the proceeds to fund a tender offer of our 7.375% senior notes, which resulted in a principal payment of $1,242.0 million (or 90% of the total outstanding principal balance). Additionally, we repaid the outstanding balance $374.4 million of our term loan. Related to the refinancing, we paid a tender premium $88.0 million for the early extinguishment of the 7.375% senior notes. Also in fiscal 2016, we made a $10.9 million payment related to the December 2015 conversion of 0.9 million shares of our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Note 19 in the “Notes to Consolidated Financial Statements”). The prior year inflow was driven by net proceeds from the issuance of common stock of $732.7 million as well as the issuance of new debt as listed above.
Fiscal 2015 compared to 2014
Cash provided by financing activities was $1,372.4 million for fiscal 2015 compared to $3,484.2 million in 2014. Cash provided by financing activities was primarily driven by proceeds from debt and equity issuances and debt repayments all of which are listed above within this section. In addition, in the year ended September 30, 2015, we received proceeds of $15.5 million related to the exercise of stock options.
Debt Covenants
Under the terms of the credit agreement, we are required to comply quarterly with certain financial covenants consisting of ratios for maximum senior secured leverage and minimum interest expense coverage. As of September 30, 2016, we were in compliance with such financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
With limited exceptions, our credit agreement permits us to incur additional unsecured debt only if our pro forma consolidated interest expense coverage ratio, calculated as provided in the credit agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of September 30, 2016, our pro forma consolidated interest expense coverage ratio exceeded this threshold.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2016. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2016 and September 30, 2017, “1-3 Years” refers to obligations due between October 1, 2017 and September 30, 2019, “3-5 Years” refers to obligations due between October 1, 2019 and September 30, 2021, and “More Than 5 Years” refers to any obligations due after September 30, 2021.

(dollars in millions)	Total (f)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$4,600.3	$12.3	$—	$—	$4,588.0
Interest on long-term debt(a)	2,251.2	291.7	576.4	576.4	806.7
Operating lease obligations(b)	98.3	16.7	31.4	24.3	25.9
Purchase obligations(c)	3,097.9	840.7	868.4	540.3	848.5
Deferred compensation obligations(d)	17.2	1.0	5.2	3.4	7.6
Net benefit obligations(e)	85.5	4.7	10.3	11.3	59.2
Total	$10,150.4	$1,167.1	$1,491.7	$1,155.7	$6,335.9
____________

(a)
As of September 30, 2016, we had interest rate swaps with a notional value of $1,726.9 million, of which $77.6 million will result in cash payments through May 2021, $750.0 million which will result in a net settlement in July 2018 and $899.3 million which will result in net a settlement in December 2019. Those payments have been excluded from this table. For additional information on our interest rate swaps, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A and Note 12 of “Notes to Consolidated Financial Statements.”

(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 15 of “Notes to Consolidated Financial Statements.”

(c)
Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Estimates of future open market egg prices and feed costs were used to derive the amounts reported for our egg contracts.

(d)
Deferred compensation obligations were allocated to time periods based on existing payment plans for terminated and severed employees and the estimated timing of distributions to current employees based on age.

(e)
Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation and shown in Note 16 of “Notes to Consolidated Financial Statements.”

(f)
We have excluded from the table above $11.7 million, which includes interest and penalties, for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any. In addition, we have excluded payments for workers compensation, general liability and auto liability claim losses for which we had a liability recorded of $13.0 million at September 30, 2016, of which $5.9 million was classified as current, due to the uncertainty of the amount and timing of payments.

COMMODITY TRENDS AND SEASONALITY
Our Company is exposed to price fluctuations primarily from purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil and meal, nuts, eggs, dairy, durum wheat, whey protein concentrate, milk protein concentrate, natural gas, diesel fuel, linerboard and resin. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In addition, inflationary pressures can have an adverse effect on the Company through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2016, 2015 and 2014, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
Demand for certain of our products may be influenced by holidays, changes in seasons or other events. For example, demand for our egg products, cheese and snacking and baking nuts tends to increase during the Thanksgiving and Christmas holiday seasons, which may result in increased net sales during the first quarter of our fiscal year.
CURRENCY
Certain sales and costs of our foreign operations were denominated in Canadian Dollars and Euro. Consequently, profits from these businesses can be impacted by fluctuations in the value of the Canadian Dollar and Euro relative to the U.S. Dollar.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2016 and September 30, 2015, we did not have any material off-balance sheet arrangements that would be reasonably likely to have a material impact on our financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with accounting principals generally accepted in the United States requires the use of judgment, estimates and assumptions. We make these subjective determinations after considering our historical performance, management’s experience, current economic trends and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period.
Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements.” Our critical accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations.
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
In fiscal years 2016, 2015 and 2014, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. We estimated royalty rates based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts, and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates are based on a weighted average cost of capital utilizing industry market data of similar companies.
For the year ended September 30, 2016, the Company conducted an impairment review and concluded there was no impairment of intangible assets as of September 30, 2016. At September 30, 2016, the estimated fair values of all intangible assets exceed their carrying values by at least 36%.
At September 30, 2015, Post recorded impairment losses in the Post Consumer Brands segment of $3.7 million for the Grape-Nuts brand and $0.1 million for the 100% Bran brand to record these trademarks at their estimated current fair values of $11.2 million and zero, respectively. Impairment charges of these Post Foods brands were primarily the result of declines within the branded RTE cereal category and as a result, management’s decisions to reduce advertising and consumer spend for the brands and to no longer pursue product adjacencies related to Grape-Nuts. A change to the management team for the Post Consumer Brands segment occurred in May 2015, and at that time a comprehensive reassessment of brand strategies was performed which resulted in the fourth quarter decisions that triggered the impairments. Due to repeated past impairments, continued weakness in the brand forecasts and a lack of sales growth from recent brand support efforts, as of October 1, 2015, the Grape-Nuts brand was converted to a definite-lived asset and assigned a 20 year useful life.
At September 30, 2014, we recorded impairment losses in the Post Consumer Brands segment of $34.4 million for our Post brand, $23.0 million for our Honey Bunches of Oats brand, $17.2 million for our Post Shredded Wheat brand and $8.4 million for our Grape-Nuts brand to record these trademarks at their estimated fair values of $144.0 million, $243.9 million, $8.2 million and $14.9 million, respectively. Impairment charges of these Post Foods brands were primarily the result of the acceleration of declines within the branded RTE cereal category, as well as the expectation that revenue and profit growth for Post Foods would be challenged in the medium to long-term. Due to repeated past impairments, continued weakness in the brand forecasts and a lack of sales growth from recent brand support efforts, as of October 1, 2014, the Post Shredded Wheat brand was converted to a definite-lived asset and assigned a 20 year useful life.
Goodwill - Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts, and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a quantitative goodwill impairment test. In fiscal years 2016, 2015 and 2014, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
Under the two-step quantitative impairment test, the first step of the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The estimated fair values were determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units, excluding Dymatize which is 100%). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation for all reporting units, excluding Dymatize which is 0%) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management's expectations for future growth. The discount rates were based on a risk adjusted weighted average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management judgment. For the market approach, we used estimated EBITDA and revenue multiples based on industry market data. For the Dymatize unit, the market approach was not used as it was concluded that the selected industry market data was not consistent with a business with the future growth expectations of this reporting unit.
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
We did not record a goodwill impairment charge as of September 30, 2016. With the exception of Dymatize, all reporting units passed the first step of the impairment test. Dymatize failed step one and accordingly, we proceeded to perform step two of the analysis. Based on the results of step two, we determined that the fair value of the goodwill allocated to the Dymatize reporting unit exceeded its carrying value by approximately $36.0 million and was therefore not impaired as of September 30, 2016. At September 30, 2016, the estimated fair values of all other reporting units exceed their carrying values by at least 33%.
As of September 30, 2015, we recorded a total charge of $57.0 million for the impairment of goodwill. The impairment charge related to the Active Nutrition segment and was primarily the result of fourth quarter production issues at Dymatize which resulted in the Company’s decision to close its manufacturing facility and permanently transfer production to third party facilities under co-manufacturing agreements. At September 30, 2015, the estimated fair values of the remaining unimpaired reporting units exceeded their carrying values in excess of 15%.
At September 30, 2014, we recorded a total charge of $212.6 million for the impairment of goodwill. The impairment charge included $181.3 million related to the Post Consumer Brands segment primarily resulting from the acceleration of declines within the RTE cereal category. Additionally, the expectation was that revenue and profit growth for Post Foods would be challenged in the medium to long-term. The Active Nutrition segment recognized charges of $31.3 million resulting from reduced near-term profitability related to supply chain disruptions at Dymatize and incremental remediation expenses, which were identified subsequent to the initial valuation at the acquisition date of February 1, 2014.

Pension and Other Postretirement Benefits - Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, future salary increases, and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual return on plan assets and the expected return on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 3.66% to 2.66% for U.S. pension; from 3.54% to 2.54% for U.S. other postretirement benefits; from 3.18% to 2.18% for Canadian pension; and from 3.23% to 2.23% for Canadian other postretirement benefits) would have increased the recorded benefit obligations at September 30, 2016 by approximately $13.7 million for pensions and approximately $11.3 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 5.20% to 4.20% for U.S. and from 6.00% to 5.00% for Canadian) would have increased the net periodic benefit cost for the pension plans by approximately $0.5 million. We expect to contribute $6.0 million to the combined pension plans and $2.4 million to our postretirement medical benefit plans in fiscal 2016. Contributions beyond 2016 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. See Note 16 of “Notes to Consolidated Financial Statements” for more information about pension and other postretirement benefit assumptions.
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
U.S. federal, U.S. state and Canadian income tax returns for the tax years ended September 30, 2015, 2014 and 2013 are subject to examination by the tax authorities in each respective jurisdiction. The Michael Foods tax return for the short year ended June 2, 2014 was examined by the Internal Revenue Service without adjustment.
For the acquisitions made in 2015 and 2014, the seller generally retained responsibility for all income tax liabilities through the date of acquisition. With respect to the Michael Foods acquisition, we assumed all income tax liabilities for those jurisdictions which remain subject to examination, consisting of tax years 2012 through the short year ended June 2, 2014, the date of acquisition. We did not assume any pre-acquisition tax liabilities related to the 2016 acquisition of WEF.
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
Interest Rate Risk
As of September 30, 2016, we have principal value of indebtedness of $4,600.3 million related to our various senior notes issuances, our 5.25% tangible equity units, remaining principal balance for debt assumed in the acquisition of Michael Foods and an undrawn $400.0 million revolving credit facility. The revolving credit facility has outstanding letters of credit of $11.8 million which reduced the available borrowing capacity to $388.2 million at September 30, 2016. The total $4,600.3 million outstanding indebtedness bears interest at fixed rates with a weighted-average interest rate of 6.3% and is not subject to change based on changes in market interest rates.
As of September 30, 2016, we had interest rate swaps with a notional amount of $77.6 million that obligate us to pay a fixed rate of 3.1% and receive one-month LIBOR. These settlements began in July 2016 and end in May 2021. In addition, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a net settlement in July 2018, as well as interest rate swaps with a $899.3 million notional amount that obligate Post to pay a weighted-average fixed interest rate of approximately 3.7% and receive three-month LIBOR and will result in a net settlement in December 2019.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.,

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Post Holdings, Inc. and its subsidiaries at September 30, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred tax assets and liabilities, the manner in which it accounts for debt issuance costs, and the manner in which it presents certain items within the statement of cash flows in 2016.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Willamette Egg Farms from its assessment of internal control over financial reporting as of September 30, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Willamette Egg Farms from our audit of internal control over financial reporting. Willamette Egg Farms whose total assets (excluding goodwill) and total revenues represent $86.8 million or 1% and $88.3 million or 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2016.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 18, 2016

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2016	2015	2014
Net Sales	$5,026.8	$4,648.2	$2,411.1
Cost of goods sold	3,479.4	3,473.8	1,789.9
Gross Profit	1,547.4	1,174.4	621.2

Selling, general and administrative expenses	839.7	734.1	459.5
Amortization of intangible assets	152.6	141.7	70.8
Impairment of goodwill and other intangible assets	—	60.8	295.6
Other operating expenses, net	9.4	25.1	3.0
Operating Profit (Loss)	545.7	212.7	(207.7)

Interest expense, net	306.5	257.5	183.7
Loss on extinguishment of debt	86.4	30.0	—
Other expense	182.9	92.5	35.5
Loss before Income Taxes	(30.1)	(167.3)	(426.9)
Income tax benefit	(26.8)	(52.0)	(83.7)
Net Loss	(3.3)	(115.3)	(343.2)
Preferred stock dividends	(25.1)	(17.0)	(15.4)
Net Loss Available to Common Shareholders	$(28.4)	$(132.3)	$(358.6)

Loss per share:
Basic	$(0.41)	$(2.33)	$(9.03)
Diluted	$(0.41)	$(2.33)	$(9.03)

Weighted-Average Common Shares Outstanding:
Basic	68.8	56.7	39.7
Diluted	68.8	56.7	39.7

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended September 30,
	2016	2015	2014
Net Loss	$(3.3)	$(115.3)	$(343.2)
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	6.2	(9.5)	(14.5)
Reclassifications to net loss	(0.8)	1.0	(1.0)
Unrealized gain on plan amendment (see Note 16)	35.6	—	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	5.5	(56.3)	(4.1)
Reclassifications to net loss (see Note 5)	(1.3)	—	—
Tax (expense) benefit on other comprehensive income (loss)	(16.5)	3.3	5.1
Total Comprehensive Income (Loss)	$25.4	$(176.8)	$(357.7)

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$1,143.6	$841.4
Restricted cash	8.4	18.8
Receivables, net	385.0	366.2
Inventories	503.1	465.3
Deferred income taxes	—	47.7
Prepaid expenses and other current assets	36.8	33.4
Total Current Assets	2,076.9	1,772.8
Property, net	1,354.4	1,333.2
Goodwill	3,079.7	3,072.8
Other intangible assets, net	2,833.7	2,969.3
Other assets	15.9	15.8
Total Assets	$9,360.6	$9,163.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$12.3	$16.0
Accounts payable	264.4	265.2
Other current liabilities	357.3	329.8
Total Current Liabilities	634.0	611.0
Long-term debt	4,551.2	4,454.9
Deferred income taxes	726.5	831.8
Other liabilities	440.3	290.2
Total Liabilities	6,352.0	6,187.9

Commitments and Contingencies (See Note 15)

Shareholders’ Equity
Preferred Stock, $0.01 par value, 50.0 shares authorized
3.75% Series B, 1.5 and 2.4 shares issued and outstanding, respectively	—	0.1
2.50% Series C, 3.2 shares issued and outstanding in each year
Common stock, $0.01 par value, 300.0 shares authorized, 64.9 and 62.1 shares outstanding, respectively	0.7	0.6
Additional paid-in capital	3,546.0	3,538.8
Accumulated deficit	(424.3)	(421.0)
Accumulated other comprehensive loss	(60.4)	(89.1)
Treasury stock, at cost, 1.8 shares in each year	(53.4)	(53.4)
Total Shareholders’ Equity	3,008.6	2,976.0
Total Liabilities and Shareholders’ Equity	$9,360.6	$9,163.9

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2016	2015	2014
Cash Flows from Operating Activities
Net loss	$(3.3)	$(115.3)	$(343.2)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	302.8	272.8	155.8
Premium from issuance of long-term debt	—	—	20.1
Loss on extinguishment of debt	86.4	30.0	—
Amortization of deferred financing costs and debt discount/premium, net	4.7	6.2	15.3
Impairment of goodwill and other intangible assets	—	60.8	295.6
Unrealized loss on interest rate swaps	182.4	92.5	40.4
Loss on write-down of assets held for sale	9.3	34.2	5.4
Non-cash stock-based compensation expense	17.2	22.7	14.5
Deferred income taxes	(74.6)	(120.1)	(87.5)
Other, net	(4.1)	7.2	2.7
Other changes in current assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables	(4.0)	89.5	(50.3)
(Increase) decrease in inventories	(37.2)	30.5	30.7
Increase in prepaid expenses and other current assets	(3.5)	(7.0)	(0.2)
Increase in accounts payable and other current liabilities	18.8	46.0	81.1
Increase in non-current liabilities	7.5	1.6	2.7
Net Cash Provided by Operating Activities	502.4	451.6	183.1
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(94.4)	(1,239.2)	(3,564.1)
Additions to property	(121.5)	(107.9)	(115.5)
Restricted cash	10.4	72.1	(43.3)
Proceeds from sale of property and assets held for sale	2.1	20.4	—
Proceeds from sale of businesses	7.3	3.8	—
Cash advance for acquisition	—	—	(75.0)
Insurance proceeds on property losses	—	2.1	4.3
Net Cash Used in Investing Activities	(196.1)	(1,248.7)	(3,793.6)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,750.0	1,896.5	2,385.6
Proceeds from issuance of preferred stock, net of issuance costs	—	—	310.2
Proceeds from issuance of common stock, net of issuance costs	—	732.7	593.4
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	—	—	238.1
Proceeds from issuance of debt component of tangible equity units	—	—	41.8
Repayments of long-term debt	(1,632.2)	(1,225.1)	(6.9)
Payments of preferred stock dividends	(14.4)	(17.1)	(14.4)
Preferred stock conversion	(10.9)	—	—
Payments of debt issuance costs	(24.3)	(31.5)	(64.0)
Payment of tender premium on debt extinguishment	(88.0)	—	—
Proceeds from exercise of stock awards	6.6	15.5	—
Net cash received from stock repurchase contracts	1.1	—	—
Other, net	7.6	1.4	0.4
Net Cash (Used in) Provided by Financing Activities	(4.5)	1,372.4	3,484.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.4	(2.3)	(7.3)
Net Increase (Decrease) in Cash and Cash Equivalents	302.2	573.0	(133.6)
Cash and Cash Equivalents, Beginning of Year	841.4	268.4	402.0
Cash and Cash Equivalents, End of Year	$1,143.6	$841.4	$268.4

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Retirement Benefit Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Total Shareholders’ Equity
Balance, September 30, 2013	2.4	$—	32.7	$0.3	$1,517.2	$47.6	$(11.0)	$(2.1)	$(53.4)	$1,498.6
Net loss	—	—	—	—	—	(343.2)	—	—	—	(343.2)
Preferred stock dividends declared	—	—	—	—	(4.3)	(10.1)	—	—	—	(14.4)
Issuance of common stock	—	—	12.1	0.2	593.2	—	—	—	—	593.4
Issuance of preferred stock	3.2	0.1	—	—	310.1	—	—	—	—	310.2
Issuance of tangible equity units	—	—	—	—	238.1	—	—	—	—	238.1
Activity under stock and deferred compensation plans	—	—	—	—	0.5	—	—	—	—	0.5
Stock-based compensation expense	—	—	—	—	14.5	—	—	—	—	14.5
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(10.4)	—	—	(10.4)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(4.1)	—	(4.1)
Balance, September 30, 2014	5.6	$0.1	44.8	$0.5	$2,669.3	$(305.7)	$(21.4)	$(6.2)	$(53.4)	$2,283.2
Net loss	—	—	—	—	—	(115.3)	—	—	—	(115.3)
Preferred stock dividends declared	—	—	—	—	(17.1)	—	—	—	—	(17.1)
Issuance of common stock	—	—	16.7	0.1	847.0	—	—	—	—	847.1
Activity under stock and deferred compensation plans	—	—	0.6	—	16.9	—	—	—	—	16.9
Stock-based compensation expense	—	—	—	—	22.7	—	—	—	—	22.7
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(5.2)	—	—	(5.2)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(56.3)	—	(56.3)
Balance, September 30, 2015	5.6	$0.1	62.1	$0.6	$3,538.8	$(421.0)	$(26.6)	$(62.5)	$(53.4)	$2,976.0
Net loss	—	—	—	—	—	(3.3)	—	—	—	(3.3)
Preferred stock dividends declared	—	—	—	—	(14.4)	—	—	—	—	(14.4)
Preferred stock conversion (see Note 19)	(0.9)	(0.1)	2.0	0.1	(10.9)	—	—	—	—	(10.9)
Activity under stock and deferred compensation plans	—	—	0.6	—	14.2	—	—	—	—	14.2
Stock-based compensation expense	—	—	—	—	17.2	—	—	—	—	17.2
Net cash received from stock repurchase contracts (see Note 19)	—	—	—	—	1.1	—	—	—	—	1.1
Tangible equity units conversion	—	—	0.2	—	—	—	—	—	—	—
Net change in retirement benefits, net of tax	—	—	—	—	—	—	24.5	—	—	24.5
Foreign currency translation adjustments	—	—	—	—	—	—	—	4.2	—	4.2
Balance, September 30, 2016	4.7	$—	64.9	$0.7	$3,546.0	$(424.3)	$(2.1)	$(58.3)	$(53.4)	$3,008.6
 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share data or where indicated otherwise)

NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer packaged goods holding company operating in the center-of-the-store, foodservice, food ingredient, refrigerated, active nutrition and private brand food categories. The Company’s products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the internet. Post operates in four reportable segments: Post Consumer Brands, Michael Foods Group, Active Nutrition and Private Brands. The Post Consumer Brands segment primarily consists of the ready-to-eat (“RTE”) cereal business, the Michael Foods Group segment includes predominantly foodservice and food ingredient egg, potato and pasta businesses and a retail cheese business, the Active Nutrition segment includes protein shakes, bars and powders and nutritional supplements and the Private Brands segment primarily consists of peanut and other nut butters, dried fruit and nuts and granola.
On February 6, 2012, Post common stock began trading on the New York Stock Exchange under the ticker symbol “POST.”
Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries. Certain prior year amounts have been reclassified to conform with the 2016 presentation. These reclassifications had no impact on Net Loss or Shareholders’ Equity, as previously reported.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the operations of Post Holdings, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Use of Estimates and Allocations — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America, which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, valuation assumptions of goodwill and other intangible assets, marketing programs, self insurance reserves and income taxes. Actual results could differ from those estimates.
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
Restricted Cash — Restricted cash includes items such as cash deposits which serve as collateral for certain commodity hedging contracts as well as the Company's high deductible workers’ compensation insurance program. In addition, restricted cash includes deposits with third party escrow agents in connection with a recently announced acquisition that will be credited against the purchase price when the transaction closes.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company determines its allowance for doubtful accounts based on historical losses as well as the economic status of, and its relationship with its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency.
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

Restructuring Expenses and Assets Held For Sale — Restructuring charges principally consist of severance, accelerated stock compensation and other employee separation costs, accelerated depreciation and certain long-lived asset impairments. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans. Depreciation expense related to assets that will be disposed of or idled as a part of the restructuring activity is accelerated through the expected date of the asset shut down. Assets are classified as held for sale if the Company has committed to a plan for selling the assets, is actively and reasonably marketing them, and sale is reasonably expected within one year. The carrying value of assets held for sale is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. See Note 4 for information about restructuring expenses and assets held for sale.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 20 years for machinery and equipment and 3 to 40 years for buildings, building improvements and leasehold improvements, and 1 to 5 years for software. Total depreciation expense was $150.2, $131.1 and $85.0 in fiscal 2016, 2015 and 2014, respectively. Any gains and losses incurred on the sale or disposal of assets are included in "Other operating expenses, net” in the Consolidated Statements of Operations. Repair and maintenance costs incurred in connection with on-going and planned major maintenance activities are accounted for under the direct expensing method. During the year ended September 30, 2015, the Company had non-monetary exchanges of fixed assets. The cash and non-cash portions of these transactions were $9.8 and $12.6, respectively. Property consisted of:

	September 30,
	2016	2015
Land and land improvements	$58.0	$52.8
Buildings and leasehold improvements	618.2	591.3
Machinery and equipment	1,094.5	1,006.4
Software	50.4	49.2
Construction in progress	79.2	38.0
	1,900.3	1,737.7
Accumulated depreciation	(545.9)	(404.5)
	$1,354.4	$1,333.2
Other Intangible Assets — Other intangible assets consist primarily of customer relationships and trademarks/brands acquired in business combinations and includes both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $152.6, $141.7, and $70.8 in fiscal 2016, 2015 and 2014, respectively. For the definite-lived intangible assets recorded as of September 30, 2016, amortization expense of $152.6, $152.6, $151.7, $151.7 and $151.7 is scheduled for fiscal 2017, 2018, 2019, 2020 and 2021, respectively. Other intangible assets consisted of:

	September 30, 2016			September 30, 2015
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$2,012.7	$(302.0)	$1,710.7	$1,998.6	$(192.7)	$1,805.9
Trademarks/brands	795.1	(120.6)	674.5	780.9	(79.1)	701.8
Other	21.7	(7.7)	14.0	21.3	(5.4)	15.9
	2,829.5	(430.3)	2,399.2	2,800.8	(277.2)	2,523.6
Not subject to amortization:
Trademarks/brands	434.5	—	434.5	445.7	—	445.7
	$3,264.0	$(430.3)	$2,833.7	$3,246.5	$(277.2)	$2,969.3
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
In addition, definite-lived assets and indefinite-lived intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset. In general, an asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount. See Note 6 for information about goodwill impairments.
For the year ended September 30, 2016, the Company conducted an impairment review and concluded there was no impairment of intangible assets as of September 30, 2016. At September 30, 2016, the estimated fair values of all intangible assets exceeded their carrying value by at least 36%.
At September 30, 2015, Post recorded impairment losses in the Post Consumer Brands Segment of $3.7 for the Grape-Nuts brand and $0.1 for the 100% Bran brand to record these trademarks at their estimated current fair values of $11.2 and zero, respectively. Due to repeated past impairments, continued weakness in the brand forecasts and a lack of sales growth from recent brand support efforts, as of October, 1 2015, the Grape-Nuts brand was converted to a definite-lived asset and assigned a 20 year useful life.
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses.” Storage and other warehousing costs totaled $124.1, $103.4 and $65.4 in fiscal 2016, 2015 and 2014, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amounts reported as assets on the balance sheet were $1.6 and $1.4 as of September 30, 2016 and 2015, respectively.
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

The Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested, so no U.S. taxes have been provided in relation to the Company's investment in its foreign subsidiaries. See Note 7 for disclosures related to income taxes.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements, and has concluded there are no new pronouncements (other than the ones described below) that will have a material impact on the results of operations, financial condition or cash flows based on current information.
Recently Issued
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
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force (“EITF”) Meeting,” which rescinds certain SEC Staff Observer comments from Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition.” These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASUs are the same as the effective date for ASU 2014-09 (i.e., Post’s financial statements for the year ending September 30, 2019). The Company is currently evaluating its existing revenue recognition policies to determine the types of contracts that are within the scope of this guidance and the impact the adoption of this standard may have on the consolidated financial statements. It has not yet been determined if the full retrospective or the modified retrospective method will be applied.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standards update requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020), with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact and timing of adopting this guidance, however, an increase in both assets and liabilities is expected.
Recently Adopted
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the following cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The Company early adopted this ASU using a retrospective approach, as permitted by the standard, at September 30, 2016, and all applicable changes have been made to the Consolidated Statements of Cash Flows. The adoption of this ASU had no impact on the Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This standards update requires an entity to classify all deferred tax assets and liabilities as non-current. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted and can be applied either retrospectively or prospectively. The Company prospectively adopted this ASU at December 31, 2015 and is now presenting all deferred tax assets and liabilities as non-current on the Condensed Balance Sheets. Balances at September 30, 2015 were not retrospectively adjusted as the Company chose to prospectively adopt this ASU.
In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. The standards update requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt issuance Costs Associated with Line-of-Credit,” which indicates the Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company early adopted this ASU using a retrospective approach at September 30, 2016, as permitted by the standard. The adoption resulted in the reclassification of $53.5 and $56.5 in debt issuance costs, net of accumulated amortization, from “Prepaid expenses and other current assets” and “Other assets” to “Long-term debt” on the Consolidated Balance Sheets at September 30, 2016 and 2015, respectively. The reclassifications excluded amounts related to the Company’s credit agreement, in accordance with the standard.
NOTE 4 — RESTRUCTURING
In September 2015, the Company announced its plan to close its Dymatize manufacturing facility located in Farmers Branch, Texas and permanently transfer production to third party facilities under co-manufacturing agreements. Plant production ceased in the fourth quarter of 2015.
In May 2015, the Company announced its plan to consolidate its cereal business administrative offices into its Lakeville, Minnesota location. In connection with the consolidation, the Company closed its office located in Parsippany, New Jersey and relocated those functions as well as certain functions located in Battle Creek, Michigan to the Lakeville office. The Parsippany office closure was completed during fiscal 2016.
In March 2015, the Company announced its plan to close its facility in Boise, Idaho, which manufactured certain PowerBar products distributed in North America. Plant production ceased in June 2015 and the facility was sold in September 2015. No additional restructuring costs were incurred in fiscal 2016.
In April 2013, the Company announced management’s decision to close its cereal plant located in Modesto, California as part of a cost savings and capacity rationalization effort. The transfer of production capabilities and closure of the plant was completed during September 2014, and no additional restructuring costs were incurred in fiscal 2016 or 2015.
Amounts related to the restructuring events are shown in the following table. Costs are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Operations with the exception of the accelerated depreciation expense recorded in fiscal year 2014, which is included in “Cost of goods sold.” These expenses are not included in the measure of segment performance for any segment (see Note 20).

	Employee-Related Costs	Pension Curtailment	Accelerated Depreciation	Total
Balance, September 30, 2013	$2.1	$—	$—	$2.1
Charge to expense	1.1	—	8.0	9.1
Cash payments	(2.5)	—	—	(2.5)
Non-cash charges	—	—	(8.0)	(8.0)
Balance, September 30, 2014	$0.7	$—	$—	$0.7
Charge to expense	13.2	—	2.1	15.3
Cash payments	(3.4)	—	—	(3.4)
Non-cash charges	—	—	(2.1)	(2.1)
Balance, September 30, 2015	$10.5	$—	$—	$10.5
Charge to expense	2.1	—	0.4	2.5
Cash payments	(10.6)	—	—	(10.6)
Non-cash charges	(0.9)	—	(0.4)	(1.3)
Balance, September 30, 2016	$1.1	$—	$—	$1.1

Total expected restructuring charge	$18.5	$1.7	$20.1	$40.3
Cumulative incurred to date	18.5	1.7	20.1	40.3
Remaining expected restructuring charge	$—	$—	$—	$—
Assets Held for Sale
Related to the closure of its Modesto, California facility, the Company had land, building and equipment classified as assets held for sale as of September 30, 2016 and 2015. Related to the manufacturing shutdown of its Farmers Branch, Texas facility, the Company had land and building classified as assets held for sale as of September 30, 2016, and machinery and equipment classified as assets held for sale as of September 30, 2015. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets was $10.1 and $11.4 as of September 30, 2016 and 2015, respectively. Held for sale losses of $9.3, $34.2 and $5.4 were recorded in fiscal 2016, 2015 and 2014, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. The held for sale losses recorded in fiscal 2016 included amounts related to the Modesto, California and Farmers Branch, Texas facilities. The held for sale losses recorded in fiscal 2015 included amounts related to the closure of the Modesto, California and Farmers Branch, Texas facilities, as well as the sale of a Boise, Idaho manufacturing facility, the sale of a peanut butter manufacturing facility located in Portales, New Mexico and the sale of the Australian business and Musashi trademark. The held for sale losses recorded in fiscal 2014 related to the Modesto, California facility. The losses are reported as “Other operating expenses, net” on the Consolidated Statements of Operations.
NOTE 5 — BUSINESS COMBINATIONS AND DIVESTITURES
Fiscal 2016
Acquisitions
On October 3, 2015, the Company completed its acquisition of Willamette Egg Farms (“WEF”) for $90.0, subject to working capital and other adjustments, resulting in a payment at closing of $109.0. In December 2015, a final settlement of net working capital and other adjustments was reached, resulting in an additional amount paid by the Company of $4.6. WEF is a producer, processor and wholesale distributor of eggs and egg products and is reported in the Michael Foods Group segment (see Note 20). Based upon the purchase price allocation, the Company recorded $12.7 of customer relationships to be amortized over a weighted-average period of 20 years and $2.5 to trademarks and brands to be amortized over a weighted-average period of 20 years. Net sales and operating profit included in the Consolidated Statements of Operations related to WEF were $88.3 and $14.6, respectively, for the year ended September 30, 2016.
The WEF acquisition was accounted for using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The purchase price was allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the table below. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry. The Company expects the final fair value of goodwill related to the acquisition of WEF to be deductible for U.S. income tax purposes.

The following table provides the allocation of the purchase price related to the fiscal 2016 acquisition of WEF based upon the fair value of assets and liabilities assumed.

WEF
Cash and cash equivalents	$19.2
Receivables	11.1
Inventories	10.3
Prepaid expenses and other current assets	0.5
Property	56.2
Goodwill	4.2
Other intangible assets	15.2
Other assets	0.1
Accounts payable	(2.2)
Other current liabilities	(1.0)
Total acquisition cost	$113.6
Divestitures
In March 2016, the Company sold certain assets of its Michael Foods Canadian egg business, included in the Michael Foods Group segment (see Note 20), to a third party for $6.9, subject to working capital and other adjustments, resulting in net cash received of $6.4. In May 2016, a final settlement of net working capital and other adjustments was reached, resulting in additional cash received by the Company of $0.5. During the year ended September 30, 2016, the Company recorded a gain of $2.0 related to the transaction, which includes $1.3 of foreign exchange gains that were previously included in accumulated other comprehensive income. This gain is reported as “Other operating expenses, net” in the Consolidated Statements of Operations.
Fiscal 2015
Acquisitions
On October 1, 2014, the Company completed its acquisition of the PowerBar and Musashi brands and related worldwide assets from Nestlé S.A (“PowerBar”) for $150.0, subject to a working capital adjustment, which resulted in a payment at closing of $136.1. In March 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of approximately $1.7. Based upon the purchase price allocation, the Company recorded $21.0 of customer relationships to be amortized over a weighted-average period of 18.3 years and $40.0 to trademarks and brands to be amortized over a weighted-average period of 20 years. PowerBar is reported in the Active Nutrition segment (see Note 20).
On November 1, 2014, the Company completed its acquisition of American Blanching Company (“ABC”) for $128.0. ABC is a manufacturer of peanut butter for national brands, private label retail and industrial markets and provider of peanut blanching, granulation and roasting services for the commercial peanut industry. Based upon the purchase price allocation, the Company recorded $63.9 of customer relationships to be amortized over a weighted-average period of 17 years and $8.0 to trademarks and brands to be amortized over a weighted-average period of 10 years. ABC is reported in the Private Brands segment (see Note 20).
On May 4, 2015, Post completed its acquisition of MOM Brands Company (“MOM Brands”), a manufacturer and distributer of RTE cereals. MOM Brands is reported in the Post Consumer Brands segment (see Note 20). The closing purchase price of the transaction was $1,181.5 and was partially paid by the issuance of 2.45 million shares of the Company’s common stock to the former owners of MOM Brands. The shares were valued at the May 1, 2015 closing price of $46.60 per share for a total issuance of $114.4. In September 2015, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of $4.0. Based upon the purchase price allocation, the Company recorded $185.6 of customer relationships to be amortized over a weighted-average period of 20 years and $178.8 to trademarks and brands to be amortized over a weighted-average period of 20 years.
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

	PowerBar	ABC	MOM Brands
Cash and cash equivalents	$2.4	$0.6	$11.1
Receivables	6.5	12.8	41.7
Inventories	23.1	15.5	97.9
Prepaid expenses and other current assets	0.1	0.4	6.2
Property	17.9	19.7	532.1
Goodwill	18.6	49.6	195.6
Other intangible assets	61.0	71.9	364.4
Deferred tax asset - non-current	11.7	—	—
Other assets	—	0.4	—
Accounts payable	(1.2)	(9.0)	(33.0)
Deferred tax liability - current	(0.2)	(0.4)	(5.4)
Other current liabilities	(4.4)	(2.8)	(24.9)
Deferred tax liability - non-current	(1.1)	(30.7)	(6.9)
Other liabilities	—	—	(1.3)
Total acquisition cost	$134.4	$128.0	$1,177.5
Divestitures
On July 1, 2015, the Company sold the PowerBar Australia assets and Musashi trademark for $3.8. By September 30, 2016, final settlements of net working capital and other adjustments were reached related to this sale, resulting in an additional amount received by the Company of $0.4. In fiscal 2015, the Company recorded held for sale losses of $3.7 related to these assets in order to adjust the carrying value of the assets to their fair value less estimated selling costs. Both amounts were reported as “Other operating expenses, net” on the Consolidated Statements of Operations. PowerBar Australia was included in the Active Nutrition segment (see Note 20).
Fiscal 2014
On January 1, 2014, Post completed its acquisition of all the stock of Agricore United Holdings Inc. (“Agricore”) from Viterra Inc. Agricore is the parent company of Dakota Growers, a manufacturer of dry pasta for the private label, foodservice and ingredient markets. The purchase price for the transaction was $370.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $366.2. In May 2014, a final settlement of net working capital and other adjustments was reached, resulting in a payment to the Company of $6.5. Based upon the purchase price allocation, the Company recorded $127.2 of customer relationships to be amortized over a weighted-average period of 12.5 years and $22.8 to trademarks/brands to be amortized over a weighted-average period of 18.9 years. Dakota Growers is reported in the Michael Foods Group segment (see Note 20).
On February 1, 2014, Post completed its acquisition of Dymatize, a manufacturer and marketer of premium protein powders, bars and nutritional supplements. The purchase price for the transaction was $380.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of $392.5. In September 2015, a final settlement with the sellers was reached, resulting in a payment to the Company of $12.0, of which $2.5 relieved a previously recorded receivable and the remaining $9.5 was recorded as “Selling, general and administrative expenses.” Dymatize is reported in the Active Nutrition segment (see Note 20). Based upon the purchase price allocation, the Company recorded $136.8 of customer relationships to be amortized over a weighted-average period of 18 years and $121.1 to trademarks/brands to be amortized over a weighted-average period of 20 years.
On February 1, 2014, Post completed its acquisition of Golden Boy, a manufacturer of private label peanut and other nut butters, as well as dried fruits and baking and snacking nuts. The purchase price for the transaction was CAD $320.0 in cash, subject to a working capital adjustment, which resulted in a payment at closing of approximately CAD $321.1. In May 2014, a final settlement of net working capital and other adjustments was reached, resulting in an amount paid to the sellers of CAD $2.1. Golden Boy is reported in the Private Brands segment (see Note 20). Based upon the purchase price allocation, the Company recorded $82.6 of customer relationships to be amortized over a weighted-average period of 11 years, $28.9 to trademarks/brands to be amortized over a weighted-average period of 20 years, and $20.0 to other intangible assets to be amortized over a weighted-average period of 11 years.

On June 2, 2014, the Company completed its acquisition of Michael Foods from affiliates of GS Capital Partners, affiliates of Thomas H. Lee Partners and other owners, which is reported in the Michael Foods Group segment (see Note 20). Michael Foods manufactures and distributes egg products and refrigerated potato products and also distributes cheese and other dairy case products to the retail, foodservice and food ingredient channels. The purchase price the Company paid for the transaction was approximately $2,450.0, subject to working capital and other adjustments which resulted in a cash payment at closing of approximately $2,539.1. In August 2014, a final settlement of net working capital and other adjustments was reached, resulting in an amount paid to Post of $10.0. Based upon the purchase price allocation, the Company recorded $1,126.6 of customer relationships to be amortized over a weighted-average period of 20 years and $217.7 to trademarks/brands to be amortized over a weighted-average period of 19.3 years.
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

	Dakota Growers	Dymatize	Golden Boy	Michael Foods
Cash and cash equivalents	$2.9	$1.8	$—	$69.1
Restricted cash	—	—	—	3.4
Receivables	25.3	22.5	16.4	155.1
Income tax receivable	—	—	—	62.5
Inventories	43.4	41.0	29.8	175.7
Deferred tax asset - current	0.3	3.0	—	2.8
Prepaid expenses and other current assets	0.4	0.7	0.7	7.5
Property	86.0	15.7	10.5	328.3
Goodwill	160.5	114.9	154.1	1,181.1
Other intangible assets	150.0	257.9	131.5	1,344.3
Other assets	1.0	0.1	—	8.0
Current portion of long-term debt	—	—	—	(3.7)
Accounts payable	(5.6)	(17.5)	(10.3)	(109.0)
Other current liabilities	(25.7)	(8.2)	(8.4)	(79.5)
Long-term debt	—	—	—	(8.4)
Deferred tax liability - non-current	(78.4)	(36.5)	(33.8)	(541.4)
Other liabilities	(0.2)	—	(2.1)	(18.5)
Total acquisition cost	$359.9	$395.4	$288.4	$2,577.3
Transaction related costs
During the years ended September 30, 2016, 2015 and 2014, the Company incurred acquisition related expenses of $8.5, $14.1 and $29.7, respectively, recorded as “Selling, general and administrative expenses.” These costs include amounts for transactions that were signed, spending for due diligence on potential acquisitions that were not signed or announced at the time of the Company’s annual reporting, and spending for divestiture transactions.

Pro Forma Information
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of all businesses acquired in fiscal years 2016, 2015 and 2014 for the periods presented as if the fiscal 2016 acquisitions had occurred on October 1, 2014, the fiscal 2015 acquisitions had occurred on October 1, 2013 and the fiscal 2014 acquisitions had occurred on October 1, 2012 along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustment on acquired business, transaction and extinguished debt costs and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	2016	2015	2014
Pro forma net sales	$5,026.8	$5,236.6	$5,005.8
Pro forma net loss available to common shareholders	$(27.2)	$(73.3)	$(342.3)
Pro forma basic loss per share	$(0.40)	$(1.29)	$(8.62)
Pro forma diluted loss per share	$(0.40)	$(1.29)	$(8.62)
NOTE 6 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2014
Goodwill (gross)	$1,799.3	$1,347.2	$151.3	$229.3	$3,527.1
Accumulated impairment losses	(609.1)	—	(31.3)	—	(640.4)
Goodwill (net)	$1,190.2	$1,347.2	$120.0	$229.3	$2,886.7
Goodwill acquired	195.6	—	18.6	49.6	263.8
Impairment loss	—	—	(57.0)	—	(57.0)
Purchase price true-up adjustment	—	(5.6)	10.8	—	5.2
Currency translation adjustment	(1.0)	—	—	(24.9)	(25.9)
Balance, September 30, 2015
Goodwill (gross)	$1,993.9	$1,341.6	$180.7	$254.0	$3,770.2
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.8	$1,341.6	$92.4	$254.0	$3,072.8
Goodwill acquired	—	4.2	—	—	4.2
Currency translation adjustment	0.1	—	—	2.6	2.7
Balance, September 30, 2016
Goodwill (gross)	$1,994.0	$1,345.8	$180.7	$256.6	$3,777.1
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.9	$1,345.8	$92.4	$256.6	$3,079.7
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal years 2016, 2015 and 2014, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples based on market data.
For the year ended September 30, 2016, the Company concluded that there was no impairment of goodwill as of September 30, 2016. With the exception of Dymatize, all reporting units passed the first step of the impairment test. Dymatize failed step one and accordingly, step two of the analysis was performed. Based on the results of step two, it was determined that the fair value of the goodwill allocated to the Dymatize reporting unit exceeded its carrying value by approximately $36.0 and was therefore not impaired as of September 30, 2016. At September 30, 2016, the estimated fair values of all other reporting units exceed their carrying values by at least 33%.
As of September 30, 2015, the Company recorded a charge of $57.0 for the impairment of goodwill. The impairment charge related to the Active Nutrition segment and was primarily the result of fourth quarter production issues at Dymatize which resulted in the Company’s decision to close its manufacturing facility and permanently transfer production to third party facilities under co-manufacturing agreements.
As of September 30, 2014, the Company recorded a total charge of $212.6 for the impairment of goodwill. The Post Consumer Brands segment recognized $181.3 primarily resulting from the acceleration of declines within the branded RTE cereal category. Additionally, the expectation was that revenue and profit growth would be challenged in the medium to long-term. The Active Nutrition segment recognized charges of $31.3 resulting from reduced near-term profitability related to supply chain disruptions at Dymatize, which were identified subsequent to the initial valuation at the acquisition date of February 1, 2014, and incremental remediation expenses.
These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 13. The goodwill impairment losses are aggregated with trademark impairment losses in “Impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations.
NOTE 7 — INCOME TAXES
The benefit for income taxes consisted of the following:

	Year Ended September 30,
	2016	2015	2014
Current:
Federal	$37.6	$59.5	$0.9
State	1.7	2.9	—
Foreign	8.5	5.7	2.9
	47.8	68.1	3.8
Deferred:
Federal	(64.8)	(116.0)	(80.1)
State	(7.5)	(2.1)	(7.3)
Foreign	(2.3)	(2.0)	(0.1)
	(74.6)	(120.1)	(87.5)
Income tax benefit	$(26.8)	$(52.0)	$(83.7)

The effective tax rate for fiscal 2016 was 89.0% compared to 31.1% for fiscal 2015 and 19.6% for fiscal 2014. A reconciliation of income tax benefit with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2016	2015	2014
Computed tax at federal statutory rate (35%)	$(10.5)	$(58.6)	$(149.4)
Non-deductible goodwill impairment loss	—	16.5	70.9
Non-deductible compensation	2.6	0.4	0.8
Non-deductible transaction costs	—	0.6	2.8
Domestic production activities deduction	(4.3)	(5.9)	—
State income taxes, net of effect on federal tax	(6.2)	(7.2)	(6.6)
Non-taxable interest income	(2.6)	(2.7)	(2.9)
Valuation allowances	3.8	6.7	2.3
Change in deferred tax rates	(2.0)	4.9	(0.9)
Uncertain tax positions	(2.0)	(3.4)	(0.2)
Sale and liquidation of Michael Foods Canadian egg business	(3.6)	—	—
Enacted tax law and changes	0.7	(0.4)	—
Income tax credits	(1.5)	(0.4)	(0.1)
Rate differential on foreign income	(1.8)	(1.4)	(0.1)
Other, net (none in excess of 5% of statutory tax)	0.6	(1.1)	(0.3)
Income tax benefit	$(26.8)	$(52.0)	$(83.7)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2016			September 30, 2015
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued vacation, incentive and severance	$—	$—	$—	$21.4	$—	$21.4
Net operating loss carryforwards, credits	—	—	—	5.0	—	5.0
Stock-based and deferred compensation	—	—	—	0.6	—	0.6
Inventory	—	—	—	15.6	—	15.6
Accrued liabilities	—	—	—	4.5	—	4.5
Other items	—	—	—	5.4	(4.0)	1.4
Total gross deferred income taxes, current	—	—	—	52.5	(4.0)	48.5
Valuation allowance	—	—	—	(0.8)	—	(0.8)
Total current deferred income taxes	—	—	—	51.7	(4.0)	47.7

Non-current:
Accrued vacation, incentive and severance	14.3	—	14.3	—	—	—
Inventory	2.5	—	2.5	—	—	—
Accrued liabilities	24.0	—	24.0	—	—	—
Property	—	(172.3)	(172.3)	—	(150.4)	(150.4)
Intangible assets	—	(784.3)	(784.3)	—	(819.6)	(819.6)
Pension and other postretirement benefits	31.7	—	31.7	47.4	—	47.4
Stock-based and deferred compensation	22.2	—	22.2	20.9	—	20.9
Derivative mark-to-market adjustments	121.6	—	121.6	48.8	—	48.8
Net operating loss carryforwards, credits	22.2	—	22.2	21.2	—	21.2
Other items	5.1	(1.3)	3.8	10.2	—	10.2
Total gross deferred income taxes, non-current	243.6	(957.9)	(714.3)	148.5	(970.0)	(821.5)
Valuation allowance	(12.2)	—	(12.2)	(10.3)	—	(10.3)
Total non-current deferred income taxes	231.4	(957.9)	(726.5)	138.2	(970.0)	(831.8)
Total deferred taxes	$231.4	$(957.9)	$(726.5)	$189.9	$(974.0)	$(784.1)
As of September 30, 2016, Post had federal net operating loss (“NOL”) carryforwards totaling approximately $72.6 which have expiration dates beginning in fiscal 2021 and extending through fiscal 2034, as well as state NOL carryforwards totaling approximately $198.7, which have expiration dates beginning in fiscal 2017 and extending through fiscal 2035. As of September 30, 2016, Post had no NOL carryforwards in foreign jurisdictions.
Certain of these NOLs and carryforwards were acquired through acquisitions made during fiscal 2013 and 2014. As a result of these ownership changes, the deductibility of the NOLs is subject to limitation under section 382 of the Internal Revenue Code and similar limitations under state tax law. Giving consideration to the section 382 and state limitations, the Company believes it will generate sufficient taxable income to fully utilize the federal and certain state NOLs before they expire. Approximately $7.8 of the deferred tax asset related to the state NOLs has been offset by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future.
No provision has been made for income taxes on undistributed earnings of consolidated non-U.S. subsidiaries of $18.9 at September 30, 2016 since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
For fiscal 2016, 2015 and 2014, foreign income before income taxes was $29.6, $7.0 and $0.6, respectively.
Unrecognized Tax Benefits
The Company recognizes the tax benefit from uncertain tax positions only if it is “more likely than not” the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made.

Unrecognized tax benefits activity for the years ended September 30, 2016 and 2015 is presented in the following table:

Unrecognized tax benefits, September 30, 2014	$7.4
Additions for tax positions taken in current year and acquisitions	7.2
Reductions for tax positions taken in prior years	(2.8)
Settlements with tax authorities/statute expirations	(0.5)
Unrecognized tax benefits, September 30, 2015	$11.3
Additions for tax positions taken in current year and acquisitions	0.1
Reductions for tax positions taken in prior years	(1.6)
Settlements with tax authorities/statute expirations	(0.5)
Unrecognized tax benefits, September 30, 2016	$9.3
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate is $6.0 at September 30, 2016. The Company believes that, due to expiring statutes of limitations and settlements with authorities, it is reasonably possible that the total unrecognized tax benefits may decrease by approximately $0.7 within twelve months of the reporting date.
The Company classifies tax-related interest and penalties as components of income tax expense. The accrued interest and penalties are not included in the table above. The Company had accrued interest and penalties of approximately $2.4 and $2.5 at September 30, 2016 and September 30, 2015, respectively. The Company had net expense of approximately $(0.1), $0.0 and $0.8 for interest and penalties in the Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014, respectively. Interest and penalties were computed on the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns.
U.S. federal, U.S. state and Canadian income tax returns for the tax years ended September 30, 2015, 2014 and 2013 are subject to examination by the tax authorities in each respective jurisdiction. The Michael Foods tax return for the short year ended June 2, 2014 was examined by the Internal Revenue Service without adjustment.
For the acquisitions made in 2015 and 2014, the seller generally retained responsibility for all income tax liabilities through the date of acquisition. With respect to the Michael Foods acquisition, the Company assumed all income tax liabilities for those jurisdictions which remain subject to examination, consisting of tax years 2012 through the short year ended June 2, 2014, the date of acquisition. The Company did not assume any pre-acquisition tax liabilities related to the 2016 acquisition of WEF.
NOTE 8 — LOSS PER SHARE
Basic loss per share is based on the average number of common shares outstanding during the period. Diluted loss per share is based on the average number of shares used for the basic per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. The Company’s tangible equity units (“TEUs”) (see Note 18) are assumed to be settled at the minimum settlement amount for weighted-average shares for basic loss per share. For diluted loss per share, the shares, to the extent dilutive, are assumed to be settled as described in Note 18.

	Year ended September 30,
	2016	2015	2014
Net loss for basic loss per share	$(28.4)	$(132.3)	$(358.6)
Net loss for diluted loss per share	$(28.4)	$(132.3)	$(358.6)

Weighted-average shares outstanding	63.9	51.8	38.0
Effect of TEUs on weighted-average shares for basic loss per share	4.9	4.9	1.7
Weighted-average shares for basic loss per share	68.8	56.7	39.7
Total dilutive securities	—	—	—
Weighted-average shares for diluted loss per share	68.8	56.7	39.7

Basic loss per common share	$(0.41)	$(2.33)	$(9.03)
Diluted loss per common share	$(0.41)	$(2.33)	$(9.03)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted loss per share as they were anti-dilutive.

	Year ended September 30,
	2016	2015	2014
Stock options	4.3	4.2	3.0
Stock appreciation rights	0.2	0.3	0.3
Restricted stock awards	0.5	0.5	0.4
TEUs	—	—	1.1
Preferred shares conversion to common	9.1	11.0	11.0
NOTE 9 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2016	2015	2014
Advertising and promotion expenses	$184.2	$137.3	$121.8
Repair and maintenance expenses	141.6	92.1	58.6
Research and development expenses	16.3	16.8	10.2
Rent expense	32.0	23.3	11.3
Loss on foreign currency	0.3	6.0	14.0
Interest income	(2.7)	(0.8)	(1.0)
Interest paid	309.6	235.5	143.3
Income taxes paid	73.4	46.4	11.9

NOTE 10 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2016	2015
Receivables, net
Trade	$354.9	$360.2
Income tax receivable	23.6	1.0
Other	8.1	7.0
	386.6	368.2
Allowance for doubtful accounts	(1.6)	(2.0)
	$385.0	$366.2
Inventories
Raw materials and supplies	$112.4	$142.5
Work in process	17.4	15.3
Finished products	339.3	286.8
Flocks	34.0	20.7
	$503.1	$465.3
Accounts Payable
Trade	$228.8	$226.4
Book cash overdrafts	26.6	8.8
Other	9.0	30.0
	$264.4	$265.2
Other Current Liabilities
Advertising and promotion	$95.8	$61.9
Accrued interest	55.2	58.6
Accrued compensation	103.9	109.0
Accrued legal settlements	37.3	3.5
Income and other taxes payable	9.1	19.1
Other	56.0	77.7
	$357.3	$329.8
Other Liabilities
Pension and other postretirement benefit obligations	$83.2	$124.1
Interest rate swaps	313.2	127.9
Accrued compensation - non-current	22.7	15.9
Other	21.2	22.3
	$440.3	$290.2
NOTE 11 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

	September 30,
	2016	2015	2014
Balance, beginning of year	$2.0	$1.4	$0.3
Provision charged to expense	1.2	0.7	0.3
Write-offs, less recoveries	(1.6)	(0.3)	(0.2)
Impact of acquisitions	—	0.2	1.0
Balance, end of year	$1.6	$2.0	$1.4
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

As of September 30, 2016, the notional amounts of commodity contracts and energy futures were $49.8 and $23.6, respectively. These contracts relate to raw materials that generally will be utilized within the next 12 months. At September 30, 2016 and September 30, 2015, the Company had pledged collateral of $6.1 and $10.7, respectively, related to its commodity and energy hedging contracts. These amounts are classified as “Restricted cash” on the Consolidated Balance Sheets.
As of September 30, 2016, the Company had interest rate swaps with a notional amount of $77.6 that obligate Post to pay a fixed rate of 3.1% and receive one-month LIBOR, and require monthly settlements. These settlements began in July 2016 and end in May 2021. In addition, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted-average fixed interest rate of approximately 4.0% and receive three-month LIBOR and will result in a net lump sum settlement in July 2018, as well as interest rate swaps with a $899.3 notional amount that obligate Post to pay a weighted-average fixed interest rate of approximately 3.7% and receive three-month LIBOR and will result in a net lump sum settlement in December 2019.
Commodity and energy derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the relevant interest rate curve.
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of September 30, 2016 and 2015. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

	Balance Sheet Location	September 30, 2016	September 30, 2015
Commodity contracts	Prepaid expenses and other current assets	$0.6	$0.4
Energy contracts	Prepaid expenses and other current assets	2.4	0.2
Total Assets		$3.0	$0.6

Commodity contracts	Other current liabilities	$3.3	$1.2
Energy contracts	Other current liabilities	0.2	4.7
Interest rate swaps	Other current liabilities	2.0	4.9
Interest rate swaps	Other liabilities	313.2	127.9
Total Liabilities		$318.7	$138.7
The following table presents the recognized (gain) or loss from derivative instruments that were not designated as qualified hedging instruments on the Company’s Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014.

	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2016	2015	2014
Commodity contracts	Cost of goods sold	$7.5	$(5.2)	$12.4
Energy contracts	Cost of goods sold	1.2	12.8	0.4
Foreign exchange contracts	Selling, general and administrative expenses	—	—	6.3
Interest rate swaps	Other expense	182.9	92.5	35.5
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table presents the assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	September 30, 2016			September 30, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Deferred compensation investment	$11.5	$11.5	$—	$10.3	$10.3	$—
Derivative assets	3.0	—	3.0	0.6	—	0.6
	$14.5	$11.5	$3.0	$10.9	$10.3	$0.6

Liabilities
Deferred compensation liabilities	$17.3	$—	$17.3	$14.2	$—	$14.2
Derivative liabilities	318.7	—	318.7	138.7	—	138.7
	$336.0	$—	$336.0	$152.9	$—	$152.9
The following table represents the fair value of Post’s long-term debt which is not recorded at fair value in the Consolidated Balance Sheets, but is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	September 30, 2016	September 30, 2015
Senior notes	$4,835.9	$4,112.5
Term loan	—	374.0
TEUs (debt component; see Note 18)	15.0	28.6
4.57% 2012 Series Bond maturing September 2017	1.3	2.9
Capital leases	—	2.8
	$4,852.2	$4,520.8
The deferred compensation investment is primarily invested in mutual funds and its fair value is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. The Company utilizes the income approach to measure fair value for its derivative assets, which include commodity options and futures contracts. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices.
Refer to Note 12 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the Consolidated Statements of Operations.
As stated previously (see Note 4), the Company had land, building and equipment classified as assets held for sale related to the closure of its Modesto, California facility, and land and building classified as assets held for sale related to the closure of its Farmers Branch, Texas facility as of September 30, 2016. At September 30, 2015, the Company had land, building and equipment classified as assets held for sale related to the closure of its Modesto, California facility as well as machinery and equipment classified as assets held for sale related to the closure of its Farmers Branch, Texas facility. At September 30, 2016 and September 30, 2015, the carrying value and estimated fair value less estimated costs to sell of the assets held for sale was $10.1 and $11.4, respectively, and is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The fair value of the assets held for sale were measured at fair value on a nonrecurring basis based on third-party offers to purchase the assets. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2014	$16.4
Transfers into held for sale	46.2
Losses on assets held for sale	(34.2)
Proceeds from the sale of assets held for sale	(24.0)
Gain on sale of plant	7.0
Balance, September 30, 2015	$11.4
Transfers into held for sale	9.6
Losses on assets held for sale	(9.3)
Proceeds from the sale of assets held for sale	(1.6)
Balance, September 30, 2016	$10.1
The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities (less than 12 months) of these financial instruments.
NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	September 30,
	2016	2015
5.00% Senior Notes maturing August 2026	$1,750.0	$—
7.375% Senior Notes maturing February 2022	133.0	1,375.0
6.75% Senior Notes maturing December 2021	875.0	875.0
6.00% Senior Notes maturing December 2022	630.0	630.0
7.75% Senior Notes maturing March 2024	800.0	800.0
8.00% Senior Notes maturing July 2025	400.0	400.0
Term Loan	—	374.4
TEUs (see Note 18)	11.0	25.1
4.57% 2012 Series Bond maturing September 2017	1.3	2.9
Capital leases	—	2.8
	4,600.3	4,485.2
Less: Current Portion	(12.3)	(16.0)
Deferred financing costs, net	(53.5)	(56.5)
Plus: Unamortized premium (discount), net	16.7	42.2
Total long-term debt	$4,551.2	$4,454.9
On February 3, 2012, the Company issued 7.375% senior notes due in February 2022 in an aggregate principal amount of $775.0 to Post’s former owner pursuant to a contribution agreement in connection with the internal reorganization. The 7.375% senior notes were issued pursuant to an indenture dated as of February 3, 2012 among the Company, Post Foods, LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee. On October 25, 2012, the Company issued additional 7.375% senior notes with an aggregate principal value of $250.0 at a price of 106% of par value. On July 18, 2013, the Company issued additional 7.375% senior notes with an aggregate principal value of $350.0 at a price of 105.75% of par value. The premiums related to these 7.375% senior notes are amortized as a reduction to interest expense over the term of the senior notes. Interest payments on the 7.375% senior notes are due semi-annually each February 15 and August 15. With a portion of the proceeds received from the August 3, 2016 issuance of the 5.00% senior notes (described below), the Company repaid $1,242.0 principal value of the 7.375% senior notes. In connection with the early repayment of these notes, the Company recorded expense of $78.6 in the year ended September 30, 2016, which is reported as “Loss on extinguishment of debt” in the Consolidated Statement of Operations. This loss included a tender premium of $88.0 and deferred financing fee write-offs of $12.4, partially offset by the write-off of unamortized debt premium of $21.8.
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
On August 3, 2016, the Company issued $1,750.0 principal value of 5.00% senior notes due in August 2026. The 5.00% senior notes were issued at par and the Company received $1,725.7 after paying investment banking and other fees of $24.3, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 5.00% senior notes are due semi-annually each February 15 and August 15.
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
On January 29, 2014, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) among the Company, the institutions from time to time party thereto as Lenders (the “Lenders”), Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, as Syndication Agent, Credit Suisse AG, Cayman Islands Branch and Goldman Sachs Bank USA, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. The Credit Agreement, together with a Joinder Agreement No. 1, dated May 1, 2014, provided for a revolving credit facility in an aggregate principal amount of $400.0 (the “Revolving Credit Facility”) and potential incremental revolving and term facilities at the request of the Company and at the discretion of the Lenders, on terms to be determined and in a maximum aggregate amount not to exceed the greater of $600.0 and an amount such that the Company’s pro forma senior secured leverage ratio would not exceed 2.50 to 1.00. The outstanding amounts under the Revolving Credit Facility must be repaid on or before January 29, 2019. The Company incurred $3.6 of issuance costs in connection with the Credit Agreement. The revolving credit facility has outstanding letters of credit of $11.8 which reduces the available borrowing capacity to $388.2 at September 30, 2016.
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
The Company utilized a portion of the net proceeds from the fiscal 2015 issuance of the 7.75% senior notes and the 8.00% senior notes, together with the net proceeds from the August 18, 2015 common stock issuance to repay $1,200.0 of the Prior Term Loan and the New Term Loan outstanding under the Credit Agreement. In fiscal 2016, the Company utilized a portion of the net proceeds from the issuance of the 5.00% senior notes to repay the remaining $374.4 balance of the term loan. In connection with the early repayment of the term loan, the Company expensed $7.8 and $30.0 of deferred financing fees and unamortized debt discount in the years ended September 30, 2016 and 2015, respectively, which is reported as “Loss on extinguishment of debt” in the Consolidated Statement of Operations.
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
In February 2014, the Company paid $2.5 of financing fees to the underwriters of a financing commitment the Company entered into in September 2013 to fund our acquisition of Dakota Growers. The commitment was not exercised and the Company recorded the full amount to “Interest expense, net” in the Consolidated Statement of Operations during the year ended September 30, 2014. In addition, financing costs of $4.3 related to the unused bridge loan and $6.7 for the portion of the term loan commitment not used were immediately recorded to “Interest expense, net” in the Consolidated Statement of Operations during the year ended September 30, 2014.
In connection with the acquisition of Michael Foods, the Company assumed a 4.57% 2012 Series Bond that guarantees the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facility in Wakefield, Nebraska. The bond bears interest at a rate of 4.57% and matures September 15, 2017.
Debt Covenants
The terms of the Credit Facility require the Company to comply with certain financial covenants consisting of ratios for maximum senior secured leverage and minimum interest expense coverage. As of September 30, 2016, the Company was in compliance with all such financial covenants. The Company does not believe non-compliance is reasonably likely in the foreseeable future.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. Michael Foods has denied liability.
In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) opted out of any eventual class of direct purchaser plaintiffs and brought their own separate actions against the defendants. These “opt-out” plaintiffs assert essentially the same allegations as plaintiffs in the main direct purchaser action. The opt-out cases also are pending in the Eastern District of Pennsylvania, where they are being treated as related to the main action.
Additionally, all or most defendants, including Michael Foods, received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General in late 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information related to the pricing and supply of shell eggs and egg products, and participation in various programs of United Egg Producers. The Florida Attorney General’s Office has not taken any further enforcement action during the pendency of the civil antitrust litigation referenced above.
Motions related to class certification: On September 18, 2015, the court denied the motion of the indirect purchaser plaintiffs (primarily consumers who purchased shell eggs from grocery stores) for class certification. The indirect purchaser plaintiffs have filed an alternative motion for certification of an injunction class, and the denial of their original motion is subject to appeal. On September 21, 2015, the court granted the motion of the direct purchaser plaintiffs to certify a shell-egg subclass, but denied their motion to certify an egg-products subclass. However, on September 2, 2016, the defendants filed a motion to decertify the class of direct purchasers of shell eggs; there has been no ruling on that motion.
Motions for summary judgment: On September 6, 2016, the court granted the defendants’ motion to dismiss claims based on purchases of egg products, thereby limiting the claims to shell eggs. Certain of the egg products purchasers whose claims were dismissed have appealed to the Third Circuit Court of Appeals.
On September 28, 2016, the court denied individual motions for summary judgment made by Michael Foods and three other defendants that had sought the dismissal of all claims against them. Michael Foods has moved to have denial of its motion for summary judgment certified for immediate appeal to the Third Circuit Court of Appeals; there has been no ruling on that motion. In light of the denial of Michael Foods’ motion for summary judgment, the Company will continue to vigorously defend the cases.
Past settlements with the direct purchaser class in this case by other defendants have been as high as $28.0. Amounts paid in settlements with the opt-out plaintiffs are not known. There can be no assurance that the cases against Michael Foods will be resolved by settlements, or that any settlements would be in line with the previous settlements referenced. Under current law, any settlement paid, if any, would be deductible for federal income tax purposes.
The Company has accrued $28.5 for these matters. We record reserves for litigation losses in accordance with ASC Topic 450, “Contingencies” (“ASC 450”). Under ASC 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. We record probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known.
While the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the future results of operations.
Other: The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the consolidated financial position, results of operations or cash flows.
Post’s operations also are subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater discharge and pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. The Company’s foreign facilities are subject to local and national regulations similar to those applicable to us in the United States. Additionally, many of the Michael Foods facilities discharge wastewater pursuant to wastewater discharge permits. The Company disposes of waste from its internal egg production primarily by transferring it to farmers for use as fertilizer and disposes of solid waste from potato processing primarily by transferring it to one or more processors who convert it to animal feed. Post has made, and will continue to make, expenditures to ensure environmental compliance.

Lease Commitments
Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2016 were $16.7, $16.2, $15.2, $12.7, $11.6 and $25.9 for fiscal 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.
NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the United States and Canada for certain employees primarily within its Post Consumer Brands segment. Certain of the Company’s employees are eligible to participate in the Company’s qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans (partially subsidized retiree health and life insurance) or separate plans for Post Foods Canada Inc. The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and certain allocations. Amounts for the Canadian plans are included in these disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. Effective January 1, 2011, benefit accruals for defined benefit pension plans were frozen for all administrative employees and certain production employees.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2016, and a statement of the funded status and amounts recognized in the combined balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	Year Ended September 30,		Year Ended September 30,
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of period	$58.1	$51.7	$112.4	$105.2
Service cost	4.0	3.8	1.0	2.0
Interest cost	2.5	2.2	4.0	4.8
Plan participants’ contributions	0.6	0.7	—	—
Plan amendment (a)	0.5	—	(36.1)	—
Actuarial loss (gain)	8.0	3.7	(11.3)	3.1
Benefits paid	(2.7)	(2.4)	(1.6)	(1.3)
Currency translation	0.2	(1.6)	0.2	(1.4)
Benefit obligation at end of period	$71.2	$58.1	$68.6	$112.4

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$44.4	$41.9	$—	$—
Actual return on plan assets	5.5	(0.3)	—	—
Employer contributions	6.3	6.2	1.6	1.3
Plan participants’ contributions	0.6	0.7	—	—
Benefits paid	(2.7)	(2.4)	(1.6)	(1.3)
Currency translation	0.2	(1.7)	—	—
Fair value of plan assets at end of period	54.3	44.4	—	—
Funded status	$(16.9)	$(13.7)	$(68.6)	$(112.4)

Amounts recognized in assets or liabilities
Other assets	$—	$0.5	$—	$—
Other current liabilities	—	—	(2.3)	(2.5)
Other liabilities	(16.9)	(14.2)	(66.3)	(109.9)
Net amount recognized	$(16.9)	$(13.7)	$(68.6)	$(112.4)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$19.1	$15.1	$13.6	$26.7
Prior service cost (credit)	0.8	0.6	(33.5)	(1.3)
Total	$19.9	$15.7	$(19.9)	$25.4

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	3.66%	4.55%	3.54%	4.60%
Discount rate — Canadian plans	3.18%	3.82%	3.23%	3.91%
Rate of compensation increase — U.S. plans	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%	2.75%

(a)	In the second quarter of fiscal 2016, the Company finalized a new collective bargaining agreement that resulted in an amendment to its pension and other postretirement benefit plans.
The accumulated benefit obligation exceeded the fair value of plan assets for the domestic pension plans at September 30, 2016 and September 30, 2015. The aggregate accumulated benefit obligation for pension plans was $68.6 at September 30, 2016 and $55.1 at September 30, 2015.

The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income.

	Pension Benefits
	Year Ended September 30,
	2016	2015	2014
Components of net periodic benefit cost
Service cost	$4.0	$3.8	$3.5
Interest cost	2.5	2.2	2.2
Expected return on plan assets	(2.6)	(2.4)	(2.0)
Recognized net actuarial loss	1.1	0.9	0.7
Recognized prior service cost	0.3	0.3	0.3
Net periodic benefit cost	$5.3	$4.8	$4.7

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	4.55%	4.56%	5.15%
Discount rate — Canadian plans	3.82%	4.25%	4.87%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%
Expected return on plan assets — U.S. plans	5.20%	5.72%	5.99%
Expected return on plan assets — Canadian plans	6.00%	6.00%	6.00%

Changes in benefit obligation recognized in Total Comprehensive Income (Loss)
Net loss	$5.1	$6.4	$1.7
Recognized loss	(1.1)	(0.9)	(0.7)
Plan amendment	0.5	—	—
Recognized prior service cost	(0.3)	(0.3)	(0.3)
Total recognized in other comprehensive income or loss (before tax effects)	$4.2	$5.2	$0.7

	Other Benefits
	Year Ended September 30,
	2016	2015	2014
Components of net periodic benefit cost
Service cost	$1.0	$2.0	$1.9
Interest cost	4.0	4.8	4.5
Recognized net actuarial loss	1.6	1.4	0.4
Recognized prior service credit	(3.8)	(1.6)	(2.4)
Net periodic benefit cost	$2.8	$6.6	$4.4

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans (Prior to plan amendment) (a)	4.60%	4.61%	5.21%
Discount rate — U.S. plans (Subsequent to plan amendment) (a)	4.22%	n/a	n/a
Discount rate — Canadian plans	3.91%	4.45%	5.01%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%

Changes in plan assets and benefit obligation recognized in Total Comprehensive Income (Loss)
Net (gain) loss	$(11.3)	$3.1	$12.8
Recognized loss	(1.6)	(1.4)	(0.4)
Plan amendment	(36.1)	—	—
Recognized prior service credit	3.8	1.6	2.4
Currency translation	(0.1)	(0.3)	—
Total recognized in other comprehensive income or loss (before tax effects)	$(45.3)	$3.0	$14.8

(a)	The plan was re-measured as of February 29, 2016. The discount rate was 4.6% for the first five months of benefit cost and 4.22% for the last seven months of benefit cost.
The estimated net actuarial loss and prior service cost (credit) expected to be reclassified from accumulated other comprehensive loss into net periodic benefit cost during 2017 related to pension benefits are $1.6 and $0.2, respectively. The corresponding amounts related to other postretirement benefits are $0.7 and $(4.8), respectively.
The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 50.0% equity securities (comprised of 27.5% U.S. equities and 22.5% foreign equities), 39.5% debt securities, 10.0% real assets and 0.5% cash. At September 30, 2016, equity securities were 49.8%, debt securities were 42.4%, real assets were 6.6% and other was 1.2% of the fair value of total plan assets, approximately 81.0% of which was invested in passive index funds. At September 30, 2015, equity securities were 48.6%, debt securities were 45.2%, real assets were 4.4% and other was 1.8% of the fair value of total plan assets, approximately 80.0% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The following table represents the pension plan’s assets measured at fair value on a recurring basis and the basis for that measurement.

	September 30, 2016			September 30, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Mutual funds:
Equities	$27.0	$—	$27.0	$21.5	$—	$21.5
Bonds	6.0	6.0	—	4.8	4.8	—
Pooled Assets	4.3	—	4.3	3.9	—	3.9
Fixed income	12.8	—	12.8	11.4	—	11.4
Real assets	3.6	—	3.6	2.0	—	2.0
	53.7	6.0	47.7	43.6	4.8	38.8
Cash	0.6	0.6	—	0.8	0.8	—
	$54.3	$6.6	$47.7	$44.4	$5.6	$38.8
The fair value of mutual funds is based on quoted net asset values of the shares held by the plan at year end.
For September 30, 2016 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2017 was 7.5% and 6.0% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5.0% for 2022 and beyond. For September 30, 2015 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2016 was 8.0% and 6.2% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5.0% for 2022 and beyond. For September 30, 2016 and 2015 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 7.0% and 7.5%, respectively, declining gradually to an ultimate rate of 4.5% for 2021 and beyond for the year ended September 30, 2016 and 5.0% for 2021 and beyond for the year ended September 30, 2015. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2016.

	Increase	Decrease
Effect on postretirement benefit obligation	$7.6	$(6.1)
Effect on total service and interest cost	0.9	(0.7)
As of September 30, 2016, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2017	2018	2019	2020	2021	2022- 2026
Pension benefits	$2.3	$2.2	$2.2	$2.3	$2.6	$16.9
Other benefits	2.4	2.9	3.1	3.3	3.3	18.0
Subsidy receipts	—	—	0.1	0.1	0.1	0.9
In addition to the above expected benefit payments, the Company expects to make contributions of $6.0 to its defined benefit pension plans during fiscal 2017.

In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $15.6, $11.7 and $7.1 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
NOTE 17 — STOCK-BASED COMPENSATION
On February 3, 2012, the Company established the 2012 Long-Term Incentive Plan (the “2012 Plan”) which permits the issuance of various stock-based compensation awards up to 6.5 million shares. On January 29, 2016, the Company established the 2016 Long-Term Incentive Plan (the “2016 Plan”) which permits issuance of various stock-based compensation awards up to 2.4 million shares. The 2012 and 2016 plans allow the issuance of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units or other awards. Awards issued under the plans have a maximum term of 10 years, provided, however, that the Compensation Committee of the Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside the United States.
Total compensation cost for cash and non-cash stock-based compensation awards recognized in the fiscal years ended 2016, 2015 and 2014 was $25.6, $29.2 and $16.6, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $8.0, $10.6 and $5.4, respectively. As of September 30, 2016, the total compensation cost related to nonvested awards not yet recognized was $39.3, which is expected to be recognized over a weighted average period of 2.8 years.
In connection with an employee retirement and reorganization initiatives during fiscal 2015, the Company accelerated the vesting of unvested equity awards for 25 and 4 employees in the fiscal years ended September 2016 and 2015, respectively. As a result of this acceleration, the Company recorded $2.2 and $8.0 of incremental cash and stock-based compensation expense in the fiscal years ended September 30, 2016 and 2015, respectively. No such expense was recorded in the year ended September 30, 2014.
Stock Appreciation Rights
Information about stock-settled stock appreciation rights (“SSAR”) is summarized in the following table. Upon exercise of each SSAR, the holder will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The Company uses shares from the Plan to settle SSARs exercised. The total intrinsic value of SSARs exercised was $5.1, $2.1 and $2.4 in the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

	Stock-Settled Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2015	242,335	$34.76
Granted	—	—
Exercised	(89,504)	22.28
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2016	152,831	42.07	6.75	$5.4
Vested and expected to vest as of September 30, 2016	152,831	42.07	6.75	5.4
Exercisable at September 30, 2016	92,831	35.19	5.94	3.9
In 2015 and 2014, the Company granted 40,000 and 30,000 SSARs, respectively, to its non-management members of the Board of Directors. Due to vesting provisions of these awards the Company determined that these awards had subjective acceleration rights such that the Company expensed the grant date fair value upon issuance and recognized $0.7 and $0.5 of related expense for the years ended September 30, 2015 and 2014, respectively.
The following table provides the weighted-average grant date fair value of SSARs granted calculated using the Black-Scholes valuation model, which uses assumptions of expected life (term), expected stock price volatility, risk-free interest rate, and expected dividends (collectively, the “Black-Scholes Model”). The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and grant date fair values for SSARs granted during fiscal years ended 2015 and 2014 are summarized in the table below. For SSARs granted to Company employees prior to the separation from its former owner, the assumptions used in the Black-Scholes model were based on the former owner’s history and stock characteristics.

	2015	2014
Expected term (in years)	6.5	6.5
Expected stock price volatility	29.2%	28.3%
Risk-free interest rate	1.6%	1.9%
Expected dividends	0%	0%
Fair value (per SSAR)	$16.72	$17.69
Cash Settled Stock Appreciation Rights

	Cash-Settled Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2015	119,041	$42.97
Granted	—	—
Exercised	(14,041)	18.10
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2016	105,000	46.29	8.37	$3.2
Vested and expected to vest as of September 30, 2016	105,000	46.29	8.37	3.2
Exercisable at September 30, 2016	38,333	43.84	7.99	1.3
The fair value of each cash settled stock appreciation right (“SAR”) was estimated each reporting period using the Black-Scholes Model. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The following table presents the assumptions used to remeasure the fair value of outstanding SARs at September 30, 2016, 2015 and 2014.

	2016	2015	2014
Expected term	3.8	4.8	2.5
Expected stock price volatility	32.4%	29.7%	27.6%
Risk-free interest rate	1.0%	1.3%	0.8%
Expected dividends	0%	0%	0%
Fair value (per right)	$44.44	$29.10	$15.80
Stock Options

	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2015	4,175,000	$40.40
Granted	280,500	60.50
Exercised	(200,000)	31.25
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2016	4,255,500	42.15	6.93	$149.0
Vested and expected to vest as of September 30, 2016	4,255,500	42.15	6.93	149.0
Exercisable at September 30, 2016	2,624,998	37.33	6.27	104.6
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical share options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted average assumptions and fair values for stock options granted during the years ended September 30, 2016, 2015 and 2014 are summarized in the table below.

	2016	2015	2014
Expected term	6.5	5.3	5.2
Expected stock price volatility	29.1%	27.9%	26.1%
Risk-free interest rate	1.9%	1.6%	1.5%
Expected dividends	0%	0%	0%
Fair value (per option)	$20.22	$7.22	$10.65
The total intrinsic value of stock options exercised was $5.1 and $12.4 in the fiscal years ended September 30, 2016 and 2015, respectively. There were no stock options exercised in the fiscal year ended September 30, 2014.
Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2015	230,980	$40.47
Granted	410,079	59.03
Vested	(85,935)	41.44
Forfeited	(11,622)	50.49
Nonvested at September 30, 2016	543,502	54.11
The grant date fair value of each restricted stock award was determined based upon the closing price of the Company’s stock on the date of grant. The total vest date fair value of restricted stock units that vested during fiscal 2016, 2015 and 2014 was $32.0, $9.3 and $6.3, respectively.
In 2016, the Company granted 15,000 restricted stock units to its non-management members of the Board of Directors. Due to vesting provisions of these awards, the Company determined that 12,500 of these awards had subjective acceleration rights such that the Company expensed the grant date fair value upon issuance and recognized $0.7 of related expense for the year ended September 30, 2016.
Cash Settled Restricted Stock Units

	Cash-Settled Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2015	209,665	$40.59
Granted	45,138	60.69
Vested	(89,417)	37.79
Forfeited	(11,156)	46.53
Nonvested at September 30, 2016	154,230	47.66
Cash settled restricted stock awards are liability awards and as such, their fair value is based upon the closing price of the Company’s stock for each reporting period, with the exception of 49,000 units that are valued at the greater of the closing stock price or the grant price of $51.43. Cash used by the Company to settle restricted stock units was $5.9, $3.4 and $1.8 for the years ended September 30, 2016, 2015 and 2014, respectively.
Deferred Compensation
Post provides a deferred compensation plan for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation or bonus until a later date based on the participant’s elections. Deferrals for employee participants may be made into Post common stock equivalents (Equity Option) or into a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (Vanguard Funds). Deferrals for director participants must be made into Post common stock equivalents to also receive a 33% matching contribution. Deferrals into the Equity Option are distributed in Post stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to the deferred compensation plan. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in “Selling, general and administrative expenses” and offset the related change in the deferred compensation liability.
NOTE 18 — TANGIBLE EQUITY UNITS
In May 2014, the Company completed a public offering of 2.875 million TEUs, each with a stated value of $100.00. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due June 1, 2017. The prepaid common stock purchase contracts were recorded as additional paid-in capital, net of issuance costs, and the senior notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as deferred financing costs within “Long-term debt” on the Consolidated Balance Sheets and are being amortized using the effective interest rate method over the term of the instrument to June 1, 2017. Post allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The proceeds received in the offering were $278.6, which were net of financing fees of $8.9. The aggregate values assigned upon issuance of each component of the TEUs were as follows (amounts in millions except price per TEU):

	Equity Component	Debt Component	TEUs Total
Price per TEU	$85.48	$14.52	$100.00
Gross proceeds	$245.7	$41.8	$287.5
Issuance costs	(7.6)	(1.3)	(8.9)
Net proceeds	$238.1	$40.5	$278.6

Balance sheet impact (at issuance)
Long-term debt (deferred financing fees)	$—	$1.3	$1.3
Current portion of long-term debt	—	13.3	13.3
Long-term debt	—	28.5	28.5
Additional paid-in capital	238.1	—	238.1
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
During the year ended September 30, 2016, holders settled 108,039 purchase contracts for which the Company issued 184,897 shares of common stock. No purchase contracts were settled and no shares of common stock were issued relating to the TEUs during the years ended September 30, 2015 and 2014.
NOTE 19 — SHAREHOLDERS' EQUITY
The Company has two classes of preferred stock, the 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred”) and the 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred”). There are 50.0 preferred shares authorized.
The Series B Preferred has a $0.01 par value per share and a $100.00 liquidation value per share. There were 1.5 and 2.4 shares outstanding at September 30, 2016 and 2015, respectively. The Series B Preferred earns cumulative dividends at a rate of 3.75% per annum payable quarterly on February 15, May 15, August 15 and November 15. The Series B Preferred is non-voting and ranks senior to the Company’s outstanding common stock upon the Company’s dissolution or liquidation. The Series B Preferred has no maturity date; however, holders of the Series B Preferred may convert their stock at an initial conversion rate of 2.1192 shares of the Company’s common stock per share of convertible preferred stock, which is equivalent to a conversion price of $47.19 per share of common stock.
The Series C Preferred has a $0.01 par value per share and a $100.00 liquidation value per share. There were 3.2 and 3.2 shares outstanding at September 30, 2016 and 2015, respectively. The Series C Preferred earns cumulative dividends at a rate of 2.5% per annum payable quarterly on February 15, May 15, August 15 and November 15. The Series C Preferred is non-voting and ranks senior to the Company’s outstanding common stock upon the Company’s dissolution or liquidation. The Series C Preferred has no maturity date; however, holders of the Series C Preferred may convert their stock at an initial conversion rate of 1.8477 shares of the Company’s common stock per share of convertible preferred stock, which is equivalent to a conversion price of $54.12 per share of common stock.
Fiscal 2016
In December 2015, the Company and a holder of the Company’s Series B Preferred entered into an exchange agreement pursuant to which the shareholder agreed to deliver 0.9 shares of the Series B Preferred to the Company in exchange for 2.0 shares of common stock and $10.9 of cash. The number of shares of common stock exchanged in the transaction was based upon the current conversion rate, under the Certificate of Designation, Rights and Preferences for the Series B Preferred, of 2.1192 shares of common stock per share of Series B Preferred. The cash paid of 10.9 was recorded as “Additional paid-in capital” on the Consolidated Balance Sheet.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above the pre-determined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the pre-determined price, the Company will receive the number of shares specified in the agreement. In March 2016, the Company entered into a structured share repurchase arrangement which required cash payments totaling $28.3, including transaction-related fees of $0.2. At the May 2016 expiration of the agreement, the market price of Post’s common stock exceeded the pre-determined contract price, resulting in cash payments to the Company of $29.4. Prepayments and cash receipts at settlement under the agreement were recorded as “Additional paid-in capital” on the Consolidated Balance Sheets.
Fiscal 2015
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

NOTE 20 — SEGMENTS
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
Post’s external revenues were primarily generated by sales within the United States; foreign (primarily located in Canada) sales were approximately 7% of total net sales. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2016 and 2015, the majority of Post’s tangible long-lived assets were located in the United States; the remainder is located primarily in Canada and has a net carrying value of approximately $39.5 and $47.2, respectively.
In the fiscal years ended September 30, 2016, 2015 and 2014, one customer accounted for $668.8, $464.1 and $276.8, respectively, or approximately 13%, 10% and 11% of total net sales, respectively. Each of the segments sells products to this major customer.
The following tables present information about the Company’s operating segments, which are also its reportable segments. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 5) and includes the non-monetary portion of asset exchanges (see Note 2).

	Year Ended September 30,
	2016	2015	2014
Net Sales
Post Consumer Brands	$1,728.2	$1,260.8	$963.1
Michael Foods Group	2,184.7	2,305.7	874.8
Active Nutrition	574.7	555.0	293.3
Private Brands	540.4	529.7	280.6
Eliminations	(1.2)	(3.0)	(0.7)
Total	$5,026.8	$4,648.2	$2,411.1
Segment Profit (Loss)
Post Consumer Brands	$290.4	$205.5	$173.4
Michael Foods Group	276.6	188.2	21.6
Active Nutrition	44.7	(13.8)	(1.8)
Private Brands	40.5	41.5	19.0
Total segment profit	652.2	421.4	212.2
General corporate expenses and other	106.5	147.9	124.3
Impairment of goodwill and other intangibles	—	60.8	295.6
Interest expense	306.5	257.5	183.7
Loss on extinguishment of debt	86.4	30.0	—
Other expense, net	182.9	92.5	35.5
Loss before income taxes	$(30.1)	$(167.3)	$(426.9)
Additions to property and intangibles
Post Consumer Brands	$34.8	$19.6	$37.0
Michael Foods Group	58.3	60.5	29.2
Active Nutrition	4.4	7.2	2.0
Private Brands	16.8	6.2	37.6
Corporate	7.2	27.0	9.7
Total	$121.5	$120.5	$115.5
Depreciation and amortization
Post Consumer Brands	$105.5	$71.2	$51.6
Michael Foods Group	141.2	142.3	56.6
Active Nutrition	25.0	26.9	17.0
Private Brands	25.1	24.9	15.7
Total segment depreciation and amortization	296.8	265.3	140.9
Corporate and accelerated depreciation	6.0	7.5	14.9
Total	$302.8	$272.8	$155.8

	September 30,
	2016	2015 (a)	2014 (a)
Assets, end of year
Post Consumer Brands	$3,387.0	$3,473.0	$2,325.1
Michael Foods Group	3,498.1	3,506.0	3,726.5
Active Nutrition	624.8	645.4	607.1
Private Brands	655.9	651.6	558.6
Corporate	1,194.8	887.9	451.7
Total	$9,360.6	$9,163.9	$7,669.0
(a) In connection with the adoption of ASU 2015-03, certain amounts have been restated to conform with the 2016 presentation.

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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$4,548.5	$534.6	$(56.3)	$5,026.8
Cost of goods sold	—	3,081.3	454.4	(56.3)	3,479.4
Gross Profit	—	1,467.2	80.2	—	1,547.4
Selling, general and administrative expenses	18.2	780.9	40.6	—	839.7
Amortization of intangible assets	—	143.4	9.2	—	152.6
Other operating (income) expenses, net	(0.4)	19.8	(10.0)	—	9.4
Operating (Loss) Profit	(17.8)	523.1	40.4	—	545.7
Interest expense (income), net	296.3	(0.6)	10.8	—	306.5
Loss on extinguishment of debt	86.4	—	—	—	86.4
Other expense	182.9	—	—	—	182.9
(Loss) Earnings before Income Taxes	(583.4)	523.7	29.6	—	(30.1)
Income tax (benefit) expense	(521.1)	488.0	6.3	—	(26.8)
Net (Loss) Earnings before Equity in Subsidiaries	(62.3)	35.7	23.3	—	(3.3)
Equity earnings in subsidiaries	59.0	8.2	—	(67.2)	—
Net (Loss) Earnings	$(3.3)	$43.9	$23.3	$(67.2)	$(3.3)
Total Comprehensive Income	$25.4	$70.7	$22.2	$(92.9)	$25.4

	Year Ended September 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$4,177.2	$521.9	$(50.9)	$4,648.2
Cost of goods sold	—	3,082.8	441.9	(50.9)	3,473.8
Gross Profit	—	1,094.4	80.0	—	1,174.4
Selling, general and administrative expenses	8.1	675.9	50.1	—	734.1
Amortization of intangible assets	—	131.7	10.0	—	141.7
Impairment of goodwill and other intangible assets	—	60.8	—	—	60.8
Other operating expenses, net	1.3	23.6	0.2	—	25.1
Operating (Loss) Profit	(9.4)	202.4	19.7	—	212.7
Interest expense (income), net	245.8	(1.0)	12.7	—	257.5
Loss on extinguishment of debt	30.0	—	—	—	30.0
Other expense	92.4	0.1	—	—	92.5
(Loss) Earnings before Income Taxes	(377.6)	203.3	7.0	—	(167.3)
Income tax (benefit) expense	(165.9)	110.4	3.5	—	(52.0)
Net (Loss) Earnings before Equity in Subsidiaries	(211.7)	92.9	3.5	—	(115.3)
Equity earnings (loss) in subsidiaries	96.4	(2.3)	—	(94.1)	—
Net (Loss) Earnings	$(115.3)	$90.6	$3.5	$(94.1)	$(115.3)
Total Comprehensive (Loss) Income	$(176.8)	$85.3	$(23.3)	$(62.0)	$(176.8)

	Year Ended September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$2,170.1	$266.3	$(25.3)	$2,411.1
Cost of goods sold	—	1,588.2	227.0	(25.3)	1,789.9
Gross Profit	—	581.9	39.3	—	621.2
Selling, general and administrative expenses	20.5	416.2	22.8	—	459.5
Amortization of intangible assets	—	63.5	7.3	—	70.8
Impairment of goodwill and other intangible assets	—	295.6	—	—	295.6
Other operating expenses, net	—	3.0	—	—	3.0
Operating (Loss) Profit	(20.5)	(196.4)	9.2	—	(207.7)
Interest expense (income), net	175.4	(0.4)	8.7	—	183.7
Other expense	35.5	—	—	—	35.5
(Loss) Earnings before Income Taxes	(231.4)	(196.0)	0.5	—	(426.9)
Income tax (benefit) expense	(88.7)	2.3	2.7	—	(83.7)
Net Loss before Equity in Subsidiaries	(142.7)	(198.3)	(2.2)	—	(343.2)
Equity (loss) earnings in subsidiaries	(200.5)	0.7	—	199.8	—
Net Loss	$(343.2)	$(197.6)	$(2.2)	$199.8	$(343.2)
Total Comprehensive Loss	$(357.7)	$(206.3)	$(8.1)	$214.4	$(357.7)

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$1,116.2	$14.1	$28.6	$(15.3)	$1,143.6
Restricted cash	1.0	6.7	0.7	—	8.4
Receivables, net	31.2	316.9	50.6	(13.7)	385.0
Inventories	—	435.3	67.8	—	503.1
Prepaid expenses and other current assets	3.5	31.5	1.8	—	36.8
Total Current Assets	1,151.9	804.5	149.5	(29.0)	2,076.9
Property, net	—	1,314.9	39.5	—	1,354.4
Goodwill	—	2,949.0	130.7	—	3,079.7
Other intangible assets, net	—	2,745.0	88.7	—	2,833.7
Intercompany receivable	1,519.5	—	—	(1,519.5)	—
Intercompany notes receivable	149.1	—	—	(149.1)	—
Investment in subsidiaries	5,843.6	25.6	—	(5,869.2)	—
Other assets	9.3	6.6	—	—	15.9
Total Assets	$8,673.4	$7,845.6	$408.4	$(7,566.8)	$9,360.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$11.0	$1.3	$—	$—	$12.3
Accounts payable	0.1	252.9	40.4	(29.0)	264.4
Other current liabilities	61.4	278.8	17.1	—	357.3
Total Current Liabilities	72.5	533.0	57.5	(29.0)	634.0
Long-term debt	4,551.2	—	—	—	4,551.2
Intercompany payable	—	1,509.9	9.6	(1,519.5)	—
Intercompany notes payable	—	—	149.1	(149.1)	—
Deferred income taxes	703.8	—	22.7	—	726.5
Other liabilities	337.3	93.5	9.5	—	440.3
Total Liabilities	5,664.8	2,136.4	248.4	(1,697.6)	6,352.0
Total Shareholders’ Equity	3,008.6	5,709.2	160.0	(5,869.2)	3,008.6
Total Liabilities and Shareholders’ Equity	$8,673.4	$7,845.6	$408.4	$(7,566.8)	$9,360.6

	September 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$809.6	$30.5	$19.2	$(17.9)	$841.4
Restricted cash	1.1	17.0	0.7	—	18.8
Receivables, net	8.5	310.0	61.7	(14.0)	366.2
Inventories	—	396.1	69.2	—	465.3
Deferred income taxes	47.5	—	0.2	—	47.7
Intercompany notes receivable	7.7	—	—	(7.7)	—
Prepaid expenses and other current assets	3.8	27.9	1.7	—	33.4
Total Current Assets	878.2	781.5	152.7	(39.6)	1,772.8
Property, net	—	1,286.0	47.2	—	1,333.2
Goodwill	—	2,944.8	128.0	—	3,072.8
Other intangible assets, net	—	2,873.3	96.0	—	2,969.3
Intercompany receivable	1,129.8	—	—	(1,129.8)	—
Intercompany notes receivable	146.2	—	—	(146.2)	—
Investment in subsidiaries	6,311.9	21.9	—	(6,333.8)	—
Other assets	9.8	5.3	0.7	—	15.8
Total Assets	$8,475.9	$7,912.8	$424.6	$(7,649.4)	$9,163.9

LIABILITIES AND SHAREOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$14.1	$1.6	$0.3	$—	$16.0
Accounts payable	—	254.0	43.1	(31.9)	265.2
Intercompany notes payable	—	—	7.7	(7.7)	—
Other current liabilities	76.1	225.7	28.0	—	329.8
Total Current Liabilities	90.2	481.3	79.1	(39.6)	611.0
Long-term debt	4,451.2	1.3	2.4	—	4,454.9
Intercompany payable	—	1,124.2	5.6	(1,129.8)	—
Intercompany notes payable	—	—	146.2	(146.2)	—
Deferred income taxes	807.0	—	24.8	—	831.8
Other liabilities	151.5	130.9	7.8	—	290.2
Total Liabilities	5,499.9	1,737.7	265.9	(1,315.6)	6,187.9
Total Shareholders’ Equity	2,976.0	6,175.1	158.7	(6,333.8)	2,976.0
Total Liabilities and Shareholders’ Equity	$8,475.9	$7,912.8	$424.6	$(7,649.4)	$9,163.9

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(207.9)	$722.7	$28.9	$(41.3)	$502.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(94.4)	—	—	(94.4)
Additions to property	—	(116.0)	(5.5)	—	(121.5)
Restricted cash	0.1	10.3	—	—	10.4
Proceeds from sale of property	—	2.1	—	—	2.1
Proceeds from sale of business	0.4	—	6.9	—	7.3
Proceeds from equity distributions	632.3	3.6	—	(635.9)	—
Capitalization of subsidiaries	(123.2)	—	—	123.2	—
Net receipts for intercompany revolver	7.7	—	—	(7.7)	—
Net Cash Provided by (Used in) Investing Activities	517.3	(194.4)	1.4	(520.4)	(196.1)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,750.0	—	—	—	1,750.0
Repayments of long-term debt	(1,630.5)	(1.6)	(0.1)	—	(1,632.2)
Payments of preferred stock dividend	(14.4)	—	—	—	(14.4)
Preferred stock conversion	(10.9)	—	—	—	(10.9)
Payments of debt issuance costs	(24.3)	—	—	—	(24.3)
Payment of tender premium on debt extinguishment	(88.0)	—	—	—	(88.0)
Proceeds from exercise of stock awards	6.6	—	—	—	6.6
Net cash received from stock repurchase contracts	1.1	—	—	—	1.1
Other, net	7.6	—	—	—	7.6
Proceeds from Parent capitalization	—	113.6	—	(113.6)	—
Payments for equity distributions	—	(656.7)	(13.5)	670.2	—
Net payments for intercompany revolver	—	—	(7.7)	7.7	—
Net Cash Used in Financing Activities	(2.8)	(544.7)	(21.3)	564.3	(4.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	0.4	—	0.4

Net Increase (Decrease) in Cash and Cash Equivalents	306.6	(16.4)	9.4	2.6	302.2
Cash and Cash Equivalents, Beginning of Year	809.6	30.5	19.2	(17.9)	841.4
Cash and Cash Equivalents, End of Year	$1,116.2	$14.1	$28.6	$(15.3)	$1,143.6

	Year Ended September 30, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(155.4)	$703.3	$10.6	$(106.9)	$451.6

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(1,060.5)	(177.5)	(1.2)	—	(1,239.2)
Additions to property	—	(104.0)	(3.9)	—	(107.9)
Restricted cash	—	69.1	3.0	—	72.1
Proceeds from sale of property	—	20.4	—	—	20.4
Proceeds from sale business	2.3	1.5	—	—	3.8
Insurance proceeds on loss of property	—	2.1	—	—	2.1
Proceeds from equity distributions	542.8	0.2	—	(543.0)	—
Capitalization of subsidiaries	(138.5)	—	—	138.5	—
Net payments for intercompany revolver	(3.5)	—	—	3.5	—
Net Cash Used in Investing Activities	(657.4)	(188.2)	(2.1)	(401.0)	(1,248.7)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,896.5	—	—	—	1,896.5
Proceeds from issuance of common stock, net of issuance costs	732.7	—	—	—	732.7
Repayments of long-term debt	(1,221.7)	(3.0)	(0.4)	—	(1,225.1)
Payments of preferred stock dividend	(17.1)	—	—	—	(17.1)
Payments of debt issuance costs	(31.5)	—	—	—	(31.5)
Proceeds from exercise of stock awards	15.5	—	—	—	15.5
Proceeds from Parent capitalization	—	128.0	0.9	(128.9)	—
Payments for equity distributions	—	(625.3)	(1.0)	626.3	—
Net receipts from intercompany revolver	—	—	3.5	(3.5)	—
Other, net	1.4	—	—	—	1.4
Net Cash Provided by (Used in) Financing Activities	1,375.8	(500.3)	3.0	493.9	1,372.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2.3)	—	(2.3)

Net Increase in Cash and Cash Equivalents	563.0	14.8	9.2	(14.0)	573.0
Cash and Cash Equivalents, Beginning of Year	246.6	15.7	10.0	(3.9)	268.4
Cash and Cash Equivalents, End of Year	$809.6	$30.5	$19.2	$(17.9)	$841.4

	Year Ended September 30, 2014
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used in) Provided by Operating Activities	$(110.6)	$294.1	$1.8	$(2.2)	$183.1

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(3,329.1)	52.2	(287.2)	—	(3,564.1)
Additions to property	—	(111.2)	(4.3)	—	(115.5)
Restricted cash	37.0	(76.3)	(4.0)	—	(43.3)
Cash advance for acquisition	—	(73.7)	(1.3)	—	(75.0)
Insurance proceeds on loss of property	—	4.3	—	—	4.3
Payment for equity contributions	102.8	—	—	(102.8)	—
Capitalization of subsidiaries	(323.7)	—	—	323.7	—
Net receipts for intercompany revolver	—	0.1	—	(0.1)	—
Net Cash Used in Investing Activities	(3,513.0)	(204.6)	(296.8)	220.8	(3,793.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,385.6	—	—	—	2,385.6
Proceeds from issuance of preferred stock, net of issuance costs	310.2	—	—	—	310.2
Proceeds from issuance of common stock, net of issuance costs	593.4	—	—	—	593.4
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	238.1	—	—	—	238.1
Proceeds from issuance of debt component of tangible equity units	41.8	—	—	—	41.8
Repayments of long-term debt	(5.6)	(1.3)	—	—	(6.9)
Payments of preferred stock dividend	(14.4)	—	—	—	(14.4)
Payments of debt issuance costs	(64.0)	—	—	—	(64.0)
Proceeds from Parent capitalization	—	26.2	297.5	(323.7)	—
Payments for equity distributions	—	(102.8)	—	102.8	—
Net payments from intercompany revolver	—	—	(0.1)	0.1	—
Other, net	0.4	—	—	—	0.4
Net Cash Provided by (Used in) Financing Activities	3,485.5	(77.9)	297.4	(220.8)	3,484.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.7)	—	(0.6)	—	(7.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(144.8)	11.6	1.8	(2.2)	(133.6)
Cash and Cash Equivalents, Beginning of Year	391.4	4.1	8.2	(1.7)	402.0
Cash and Cash Equivalents, End of Year	$246.6	$15.7	$10.0	$(3.9)	$268.4

NOTE 22 — SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2016
Net sales	$1,248.8	$1,271.1	$1,246.1	$1,260.8
Gross profit	362.5	409.3	398.2	377.4
Net earnings (loss)	25.5	4.9	3.3	(37.0)
Net earnings (loss) available to common shareholders	10.5	1.5	—	(40.4)
Basic earnings (loss) per share	$0.16	$0.02	$—	$(0.58)
Diluted earnings (loss) per share	$0.15	$0.02	$—	$(0.58)

Fiscal 2015
Net sales	$1,073.9	$1,052.7	$1,211.8	$1,309.8
Gross profit	249.1	275.5	316.5	333.3
Impairment of goodwill and other intangible assets	—	—	—	60.8
Net (loss) earnings	(97.3)	30.5	24.0	(72.5)
Net (loss) earnings available to common shareholders	(101.6)	26.3	19.8	(76.8)
Basic (loss) earnings per share	$(2.04)	$0.48	$0.34	$(1.21)
Diluted (loss) (earnings) per share	$(2.04)	$0.45	$0.33	$(1.21)
NOTE 23 — SUBSEQUENT EVENTS
On October 3, 2016, the Company completed the previously announced acquisition of National Pasteurized Eggs, Inc (“NPE”) for $94.7, subject to net working capital and other adjustments. NPE is a producer of pasteurized shell eggs, including cage-free and hard boiled eggs. NPE will be combined with Post’s existing Michael Foods egg business.
The transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of this filing. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

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

In October 2015, we completed the acquisition of Willamette Egg Farms (“WEF”). We have excluded WEF, which was a purchase business combination, from our assessment of the effectiveness of internal control over financial reporting. Total assets excluding goodwill (which is included in control testing) and total third party revenues for WEF represent $86.8 million, or 1%, of consolidated assets and $88.3 million, or 2%, of consolidated revenues, respectively.
As of September 30, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management's assessment utilizing these criteria, our management concluded that, as of September 30, 2016, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 and concluded that the following activity has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with our fiscal 2016 acquisition of WEF, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to the Company's internal control over financial reporting. WEF is excluded from management's report on internal control over financial reporting as of September 30, 2016.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors under the headings “Election of Directors – Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance – Board Meetings and Committees,” “Corporate Governance – Nomination Process for Election of Directors,” and “Security Ownership of Certain Shareholders – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2017 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 1 of Part I.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the Company’s 2017 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The discussion of the security ownership of certain beneficial owners and management appearing under the headings “Security Ownership of Certain Shareholders” and equity compensation plan information under the heading “Compensation of Officers and Directors – Equity Compensation Plan Information” in the Company’s 2017 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” of the Company’s 2017 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2017 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2016, 2015 and 2014

•	Consolidated Balance Sheets at September 30, 2016 and 2015

•	Consolidated Statements of Cash Flows for years ended September 30, 2016, 2015 and 2014

•	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.

By:	/s/ Robert V. Vitale
Robert V. Vitale
President and Chief Executive Officer
November 18, 2016
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

Signature	Title	Date

/s/ Robert V. Vitale	Director, President and Chief Executive Officer (principal executive officer)	November 18, 2016
Robert V. Vitale

/s/ Jeff A. Zadoks	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	November 18, 2016
Jeff A. Zadoks

/s/ William P. Stiritz	Chairman of the Board	November 18, 2016
William P. Stiritz

/s/ Jay W. Brown	Director	November 18, 2016
Jay W. Brown

/s/ Edwin H. Callison	Director	November 18, 2016
Edwin H. Callison

/s/ Gregory L. Curl	Director	November 18, 2016
Gregory L. Curl

/s/ Robert E. Grote	Director	November 18, 2016
Robert E. Grote

/s/ David W. Kemper	Director	November 18, 2016
David W. Kemper

/s/ David P. Skarie	Director	November 18, 2016
David P. Skarie

EXHIBIT INDEX

Exhibit No.	Description
*‡2.1
Stock and Asset Purchase Agreement, dated as of February 3, 2014, by and among Gerber Products Company, Nestlé Australia Ltd, Nestlé Deutschland AG, Post Acquisition Sub IV, Inc., Post Australia Pty Ltd and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.5 to the Company's Form 10-Q filed on May 9, 2014)

*‡2.2
Intellectual Property Purchase and License Agreement, dated as of February 3, 2014, by and among Société des Produits Nestlé S.A., Nestec S.A., Post Acquisition Sub IV, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.6 to the Company's Form 10-Q filed on May 9, 2014)

*‡2.3
Agreement and Plan of Merger, dated as of April 16, 2014, by and among Post Holdings, Inc., Acquisition Sub, Inc., MFI Holding Corporation and GS Capital Partners VI Fund, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 17, 2014)

*‡2.4
Stock Purchase Agreement, dated as of August 7, 2014, by and among American Blanching Company, ABC Peanut Butter, LLC, Nuts Distributor of America Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.12 to the Company’s Form 10-K filed on November 28, 2014)

*‡2.5
Agreement and Plan of Merger, dated as of January 25, 2015, by and among Post Holdings, Inc., Acquisition Sub, Inc., MOM Brands Company and Shareholder Representative Services LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 26, 2015)

*‡2.6
Membership Interest Purchase Agreement, dated as of September 22, 2015, by and among M.G. Waldbaum Company, and the sellers and owners named therein (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 23, 2015)

*3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)
*3.2	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 4, 2016)
*4.1
Indenture, dated as of February 3, 2012, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

*4.2
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

*4.3
Indenture, dated as of November 18, 2013, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 18, 2013)

*4.4
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

*4.5	Senior Indenture, dated as of May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 28, 2014)
*4.6
First Supplemental Indenture, dated as of May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

*4.7
Purchase Contract Agreement, dated as of May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as purchase contract agent (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 28, 2014)

*4.8
Indenture, dated as of June 2, 2014, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

*4.9
Indenture (2024 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 18, 2015)

*4.10
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

*4.11
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

Exhibit No.	Description
*†10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed on January 25, 2012)
*†10.2	Post Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of February 3, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
*†10.3	Form of Stock-Settled Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 2, 2012)
*†10.4	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)
*†10.5	Form of Non-Management Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 2, 2012)
*†10.6
Post Holdings, Inc. Deferred Compensation Plan for Key Employees, as amended, effective as of January 1, 2012 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on February 2, 2012)

*†10.7	Post Holdings, Inc. Executive Savings Investment Plan, restated August 15, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on December 13, 2012)
*†10.8	Post Holdings, Inc. Supplemental Retirement Plan, effective as of January 1, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 2, 2012)
*†10.9
Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as amended and restated, effective as of January 1, 2012 (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on September 14, 2012)

*†10.10	Employment Agreement, dated as of May 29, 2012, between William P. Stiritz and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 31, 2012)
*†10.11	Non-Qualified Stock Option Agreement for Mr. Stiritz, effective as of May 29, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 31, 2012)
*†10.12	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of Post Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2012)
*†10.13
Post Holdings, Inc. Key Management Bonus Program, as amended and restated, dated as of August 7, 2012 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on September 14, 2012)

*†10.14	Form of Cliff Vesting Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 26, 2012)
*†10.15	Form of Cliff Vesting Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 26, 2012)
*†10.16
Second Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective as of August 24, 2012 (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.17
Third Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective as of January 29, 2013 (Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.18
First Amendment to the Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, effective as of January 29, 2013 (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.19
First Amendment to the Post Holdings, Inc. Executive Savings Investment Plan, effective as of January 29, 2013 (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q filed on May 13, 2013)

*†10.20
Post Holdings, Inc. 2012 Long-Term Incentive Plan, as amended and restated, effective as of January 31, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2013)

*10.21
Purchase Agreement, dated as of February 20, 2013, by and among Post Holdings, Inc., Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as Initial Purchasers, relating to the sale by Post Holdings, Inc. of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2013)

Exhibit No.	Description
*†10.22
Amendment One to Employment Agreement, dated as of October 15, 2013, between William P. Stiritz and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2013)

*†10.23	Non-Qualified Stock Option Agreement for Mr. Stiritz, effective as of October 15, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2013)
*†10.24	Form of amended Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 17, 2013)
*†10.25	Form of amended Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 17, 2013)
*10.26
Purchase Agreement, dated as of December 10, 2013, by and among Post Holdings, Inc., Barclays Capital Inc. and Goldman Sachs & Co., as the Initial Purchasers, relating to the sale by Post Holdings, Inc. of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2013)

*10.27
Credit Agreement, dated as of January 29, 2014, by and among Post Holdings, Inc., the institutions from time to time party thereto as Lenders, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, as Syndication Agent, Credit Suisse AG, Cayman Island Branch and Goldman Sachs Bank USA, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2014)

*10.28
Commitment Letter of Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC and Post Holdings, Inc., dated as of April 16, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2014)

*10.29
First Amendment to Credit Agreement, dated as of May 1, 2014, by and among Post Holdings, Inc., Wells Fargo Bank, National Association, in its capacity as Administrative Agent, and the Required Lenders and the Guarantors (as defined therein) party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2014)

*10.30
Joinder Agreement No. 1, dated as of May 1, 2014, by and among Bank of America, N.A., Barclays Bank PLC, BMO Harris Financing Inc., Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, Nomura Corporate Funding Americas, LLC and Wells Fargo Bank, National Association, as incremental revolving loan lenders, Post Holdings, Inc. and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 5, 2014)

*10.31
Joinder Agreement to Commitment Letter, dated as of May 2, 2014, by and among Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Goldman Sachs Lending Partners LLC, Bank of Montreal, BMO Capital Markets Corp., Nomura Corporate Funding Americas, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., SunTrust Robinson Humphrey, Inc., SunTrust Bank, Coöperatieve Centrale Raiffeisen-Bo Erenleenbank B.A., “Rabobank Nederland”, New York Branch, PNC Bank, National Association, PNC Capital Markets LLC, Stifel Bank & Trust and CoBank, ACB and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 5, 2014)

*10.32
Joinder Agreement No. 2, dated as of June 2, 2014, by and among Post Holdings, Inc., the Guarantors (as defined therein) party thereto and Barclays Bank PLC and consented to by Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2014)

*†10.33	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on August 8, 2014)
*†10.34	Non-Qualified Stock Option Agreement for Mr. Stiritz, dated as of October 9, 2014 (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed on November 28, 2014)
*†10.35
Amendment Two to Employment Agreement, dated as of October 9, 2014, between William P. Stiritz and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K filed on November 28, 2014)

*10.36
Commitment Letter of Credit Suisse Securities (USA) LLC, Credit Suisse AG, Cayman Islands Branch and Barclays Bank PLC, and Post Holdings, Inc., dated as of January 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2015)

Exhibit No.	Description
*10.37
Second Amendment to Credit Agreement, dated as of March 6, 2015, by and among Post Holdings, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Required Lenders and the Guarantors (as defined therein) party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2015)

*10.38
Registration Rights Agreement, dated as of May 4, 2015, by and among Post Holdings, Inc., Shareholder Representative Services LLC and certain shareholders of MOM Brands Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2015)

*10.39
Joinder Agreement No. 3, dated as of May 4, 2015, by and among Credit Suisse AG, Cayman Islands Branch, Post Holdings, Inc. and the Guarantors (as defined therein) party thereto, and consented to by Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 4, 2015)

*†10.40	Post Holdings, Inc. Senior Management Bonus Program, effective as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)
*†10.41	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)
*†10.42	Form of Cash-Settled Stock Appreciation Right Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 8, 2015)
*†10.43	Post Holdings, Inc. Executive Severance Plan, effective as of August 3, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 5, 2015)
*†10.44	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2015)
*†10.45	Form of Stock-Settled Three-Year Ratable Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 18, 2015)
*†10.46	Form of Cash-Settled Three-Year Ratable Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 18, 2015)
*†10.47
Side Letter Agreement, dated as of October 1, 2015, between Post Holdings, Inc. and James E. Dwyer, Jr. (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K filed on November 25, 2016)

*†10.48	Post Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of January 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)
*†10.49	Form of Non-Employee Director Restricted Stock Unit Agreement (Non-Management Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2016)
*†10.50	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 1, 2016)
*†10.51	Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 1, 2016)
*†10.52	Form of Non-Qualified Stock Option Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 1, 2016)
*†10.53
Third Amendment to and Termination of Employment Agreement with William P. Stiritz, dated as of February 2, 2016, between Post Holdings, Inc. and William P. Stiritz (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2016)

*†10.54	First Amendment to the Post Holdings, Inc. Executive Severance Plan, dated as of May 2, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2016)
*†10.55	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2016)
*†10.56	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 15, 2016)
*†10.57	Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 15, 2016)
*†10.58	Form of Stock- or Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 15, 2016)
**21.1	Subsidiaries of Post Holdings, Inc.
**23.1	Consent of PricewaterhouseCoopers LLP
**24.1	Power of Attorney (Included under Signatures)
**31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 18, 2016

Exhibit No.	Description
**31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 18, 2016
**32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 18, 2016
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Furnished with this Form 10-K
†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.