Form 10-Q
period 2016-12-31
Post Holdings, Inc.
filed 2017-02-03
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR
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
Common stock, $0.01 Par Value – 64,279,120 shares as of January 31, 2017

1

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2016	2015
Net Sales	$1,249.8	$1,248.8
Cost of goods sold	870.6	886.3
Gross Profit	379.2	362.5
Selling, general and administrative expenses	264.1	187.0
Amortization of intangible assets	38.9	38.1
Other operating expenses, net	—	4.5
Operating Profit	76.2	132.9
Interest expense, net	72.9	77.8
Other (income) expense	(144.5)	15.9
Earnings before Income Taxes	147.8	39.2
Income tax expense	50.2	13.7
Net Earnings	97.6	25.5
Preferred stock dividends	(3.4)	(15.0)
Net Earnings Available to Common Shareholders	$94.2	$10.5

Earnings per Common Share:
Basic	$1.36	$0.16
Diluted	$1.22	$0.15

Weighted-Average Common Shares Outstanding:
Basic	69.2	67.4
Diluted	79.7	68.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2016	2015
Net Earnings	$97.6	$25.5
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(0.6)	0.5
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(1.9)	(9.8)
Tax benefit (expense) on other comprehensive income	0.2	(0.2)
Total Comprehensive Income	$95.3	$16.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2016	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$869.1	$1,143.6
Restricted cash	13.0	8.4
Receivables, net	410.4	385.0
Inventories	513.4	503.1
Prepaid expenses and other current assets	44.0	36.8
Total Current Assets	1,849.9	2,076.9
Property, net	1,350.8	1,354.4
Goodwill	3,127.1	3,079.7
Other intangible assets, net	2,843.3	2,833.7
Other assets	16.7	15.9
Total Assets	$9,187.8	$9,360.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$8.8	$12.3
Accounts payable	235.0	264.4
Other current liabilities	298.4	357.3
Total Current Liabilities	542.2	634.0
Long-term debt	4,552.5	4,551.2
Deferred income taxes	806.5	726.5
Other liabilities	302.6	440.3
Total Liabilities	6,203.8	6,352.0

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.7	0.7
Additional paid-in capital	3,559.2	3,546.0
Accumulated deficit	(326.7)	(424.3)
Accumulated other comprehensive loss	(62.7)	(60.4)
Treasury stock, at cost	(186.5)	(53.4)
Total Shareholders’ Equity	2,984.0	3,008.6
Total Liabilities and Shareholders’ Equity	$9,187.8	$9,360.6

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net Earnings	$97.6	$25.5
Adjustments to reconcile net earnings to net cash flow (used in) provided by operating activities:
Depreciation and amortization	77.1	74.8
Unrealized (gain) loss on interest rate swaps	(145.0)	15.9
Amortization of deferred financing costs and debt premium, net	1.5	1.1
Assets held for sale	(0.2)	4.0
Non-cash stock-based compensation expense	4.9	3.5
Deferred income taxes	62.1	16.8
Other, net	(1.5)	0.4
Other changes in current assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables, net	(18.0)	10.7
Increase in inventories	(8.7)	(16.0)
Increase in prepaid expenses and other current assets	(6.9)	(3.5)
Decrease in accounts payable and other current liabilities	(90.2)	(47.5)
Increase in non-current liabilities	3.7	3.0
Net Cash (Used in) Provided by Operating Activities	(23.6)	88.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(91.4)	(94.4)
Additions to property	(31.8)	(18.5)
Restricted cash	(4.6)	4.7
Proceeds from sale of property and assets held for sale	6.0	0.3
Net Cash Used in Investing Activities	(121.8)	(107.9)

Cash Flows from Financing Activities
Repayments of long-term debt	(3.6)	(3.6)
Purchases of treasury stock	(133.1)	—
Payments of preferred stock dividends	(3.4)	(4.3)
Preferred stock conversion	—	(10.9)
Proceeds from exercise of stock awards	9.4	—
Other, net	2.3	(0.6)
Net Cash Used in Financing Activities	(128.4)	(19.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.7)	(0.4)
Net Decrease in Cash and Cash Equivalents	(274.5)	(39.0)
Cash and Cash Equivalents, Beginning of Year	1,143.6	841.4
Cash and Cash Equivalents, End of Period	$869.1	$802.4

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we”) as of and for the fiscal year ended September 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 18, 2016.
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.
NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements, and has concluded there are no new recently issued pronouncements (other than the ones described below) that had or will have a material impact on the results of operations, financial condition or cash flows based on current information.
Recently Issued
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 along with amending other parts of the goodwill impairment test. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2021) with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating the impact of adopting this guidance.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a more specific definition of a business. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2019) with early adoption permitted. This ASU currently has no impact on the Company, however, Post will evaluate the impact of this ASU on future business acquisitions and disposals.
In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 is intended to clarify and suggest improvements to the application of current standards under Topic 606 and other Topics amended by ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The effective date of this ASU is the same as the effective date for ASU 2014-09 (i.e., Post’s financial statements for the year ending September 30, 2019). The Company continues to evaluate its existing revenue recognition policies to determine the types of contracts that are within the scope of this guidance and the impact the adoption of this standard may have on the Company’s consolidated financial statements. It has not yet been determined if the full retrospective or the modified retrospective method will be applied.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of year cash balance to the end of year cash balance as shown on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2019) with early adoption permitted. The Company currently classifies changes in restricted cash as an investing activity in the Condensed Consolidated Statements of Cash Flows, not as a component of cash and cash equivalents as required by this ASU.

NOTE 3 — RESTRUCTURING
In September 2015, the Company announced its plan to close its Dymatize manufacturing facility located in Farmers Branch, Texas and permanently transfer production to third party facilities under co-manufacturing agreements. Plant production ceased in the fourth quarter of 2015, and the facility was sold in December 2016. No additional restructuring costs have been incurred or are expected to be incurred in fiscal 2017.
In May 2015, the Company announced its plan to consolidate its cereal business administrative offices into its Lakeville, Minnesota location. In connection with the consolidation, the Company closed its office located in Parsippany, New Jersey and relocated those functions as well as certain functions located in Battle Creek, Michigan to the Lakeville office. The Parsippany office closure was completed in fiscal 2016. No additional restructuring costs have been incurred or are expected to be incurred in fiscal 2017.
Amounts related to the restructuring events discussed above are shown in the following table. Expense is recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance for any segment (see Note 17).

	Employee-Related Costs	Accelerated Depreciation	Total
Balance at September 30, 2015	$10.5	$—	$10.5
Charge to expense	0.9	0.3	1.2
Cash payments	(2.9)	—	(2.9)
Non-cash charges	(0.4)	(0.3)	(0.7)
Balance at December 31, 2015	$8.1	$—	$8.1

Balance at September 30, 2016	$1.1	$—	$1.1
Charge to expense	—	—	—
Cash payments	(0.6)	—	(0.6)
Non-cash charges	—	—	—
Balance at December 31, 2016	$0.5	$—	$0.5

Total expected restructuring charge	$12.6	$2.5	$15.1
Cumulative restructuring charges incurred to date	12.6	2.5	15.1
Remaining expected restructuring charge	$—	$—	$—
Assets Held for Sale
Related to the closure of its Modesto, California facility in September 2015, the Company had land, building and equipment classified as assets held for sale at December 31, 2016 and September 30, 2016. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets was $4.3 as of December 31, 2016, as well as September 30, 2016. Related to the manufacturing shutdown of its Farmers Branch, Texas facility, the Company had land and buildings classified as assets held for sale as of September 30, 2016. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets was $5.8 as of September 30, 2016. The land and buildings were sold in December 2016. Held for sale (gains)/losses of $(0.2) and $4.0 were recorded in the three months ended December 31, 2016 and 2015, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. These losses are reported as “Other operating expenses, net” on the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance (see Note 17).
NOTE 4 — BUSINESS COMBINATIONS
On October 3, 2016, the Company completed its acquisition of National Pasteurized Eggs, Inc. (“NPE”) for $93.5, subject to net working capital and other adjustments, resulting in a payment of $97.0. The parties have not yet agreed to a final net working capital adjustment. The Company currently estimates the final net working capital adjustment will result in an amount due back to the Company of $1.3. In addition, the Company acquired an income tax receivable of $2.0 that is due back to the sellers when it is collected. NPE is a producer of pasteurized shell eggs, including cage-free and hard boiled eggs. NPE is reported in Post’s Michael Foods Group segment (see Note 17). Based upon the preliminary purchase price allocation, the Company recorded $41.0 of customer relationships to be amortized over a weighted-average period of 17 years and $7.5 of trademarks and brands to be amortized over a weighted-average period of 20 years. Net sales and operating loss included in the Condensed Consolidated Statement of Operations related to NPE were $23.3 and $(2.1), respectively, for the three months ended December 31, 2016.
On October 3, 2015, the Company completed its acquisition of Willamette Egg Farms (“WEF”) for $90.0, subject to working capital and other adjustments, resulting in a payment at closing of $109.0. In December 2015, a final settlement of net working capital and other adjustments was reached, resulting in an additional amount paid by the Company of $4.6. WEF is a producer, processor and wholesale distributor of eggs and egg products and is also reported in Post’s Michael Foods Group segment (see Note 17).
Each of the acquisitions was accounted for using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The respective purchase prices were allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the table below. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry. The Company does not expect the final fair value of goodwill related to the acquisition of NPE to be deductible for U.S. income tax purposes.
Certain estimated values for the NPE acquisition, including property, goodwill, other intangible assets and deferred taxes, are not yet finalized pending the final purchase price allocation and are subject to change once additional information is obtained. The following table provides the preliminary allocation of the purchase price related to the fiscal 2017 acquisition of NPE based upon the fair value of assets and liabilities assumed.

Cash and cash equivalents	$5.6
Receivables	9.8
Inventories	2.1
Prepaid expenses and other current assets	0.4
Property	11.4
Goodwill	47.6
Other intangible assets	48.5
Current portion of capital lease	(0.1)
Accounts payable	(6.3)
Other current liabilities	(2.9)
Long-term capital lease	(0.2)
Deferred tax liability - long-term	(18.2)
Total acquisition cost	$97.7
Transaction related costs
The Company incurred acquisition and divestiture related expenses of $0.7 and $2.0 during the three months ended December 31, 2016 and 2015, respectively, recorded as “Selling, general and administrative expenses,” and include amounts for transactions that were signed, spending for due diligence on potential acquisitions that were not signed or announced at the time of the Company’s reporting, and spending for divestiture transactions.
Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the aggregate results of NPE and WEF for the periods presented as if the fiscal 2017 acquisition of NPE had occurred on October 1, 2015 and the fiscal 2016 acquisition of WEF had occurred on October 1, 2014, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustments on acquired businesses and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended December 31,
	2016	2015
Pro forma net sales	$1,249.8	$1,283.8
Pro forma net earnings available to common shareholders	$94.3	$13.0
Pro forma basic earnings per common share	$1.36	$0.19
Pro forma diluted earnings per common share	$1.22	$0.19
NOTE 5 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2016
Goodwill (gross)	$1,994.0	$1,345.8	$180.7	$256.6	$3,777.1
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.9	$1,345.8	$92.4	$256.6	$3,079.7
Goodwill acquired	—	47.6	—	—	47.6
Currency translation adjustment	(0.2)	—	—	—	(0.2)
Balance, December 31, 2016
Goodwill (gross)	$1,993.8	$1,393.4	$180.7	$256.6	$3,824.5
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.7	$1,393.4	$92.4	$256.6	$3,127.1
NOTE 6 — INCOME TAXES
The effective income tax rate was 34.0% and 34.9% for the three months ended December 31, 2016 and 2015, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company records income tax expense for the interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three month periods.
NOTE 7 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2016			September 30, 2016
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,053.7	$(330.0)	$1,723.7	$2,012.7	$(302.0)	$1,710.7
Trademarks/brands	802.6	(131.0)	671.6	795.1	(120.6)	674.5
Other intangible assets	21.7	(8.2)	13.5	21.7	(7.7)	14.0
	2,878.0	(469.2)	2,408.8	2,829.5	(430.3)	2,399.2
Not subject to amortization:
Trademarks/brands	434.5	—	434.5	434.5	—	434.5
	$3,312.5	$(469.2)	$2,843.3	$3,264.0	$(430.3)	$2,833.7
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2016 and 2015.

	Three Months Ended December 31,
	2016	2015
Net earnings for basic earnings per share	$94.2	$10.5
Net earnings for diluted earnings per share	$97.6	$10.5

Weighted-average shares outstanding	64.5	62.5
Effect of TEUs on weighted-average shares for basic earnings per share	4.7	4.9
Weighted-average shares for basic earnings per share	69.2	67.4
Effect of dilutive securities:
Stock options	1.2	1.0
Stock appreciation rights	0.1	0.1
Restricted stock awards	0.2	0.3
Preferred shares conversion to common	9.0	—
Total dilutive securities	10.5	1.4
Weighted-average shares for diluted earnings per share	79.7	68.8

Basic earnings per common share	$1.36	$0.16
Diluted earnings per common share	$1.22	$0.15
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2016	2015
Stock options	0.3	0.3
Restricted stock awards	—	0.2
Preferred shares conversion to common	—	9.1
NOTE 9 — INVENTORIES

	December 31, 2016	September 30, 2016
Raw materials and supplies	$114.2	$112.4
Work in process	20.9	17.4
Finished products	346.7	339.3
Flocks	31.6	34.0
	$513.4	$503.1
NOTE 10 — PROPERTY, NET

	December 31, 2016	September 30, 2016
Property, at cost	$1,933.5	$1,900.3
Accumulated depreciation	(582.7)	(545.9)
	$1,350.8	$1,354.4

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
At December 31, 2016, the notional amounts of commodity and energy contracts were $105.9 and $20.5, respectively. These contracts relate to inputs that generally will be utilized within the next 18 months. At December 31, 2016 and September 30, 2016, the Company had pledged collateral of $6.0 and $6.1, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
As of December 31, 2016, the Company had interest rate swaps with a notional amount of $77.2 that obligate Post to pay a fixed rate of 3.1% and receive one-month LIBOR, and require monthly settlements. These settlements began in July 2016 and end in May 2021. In addition, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted-average fixed interest rate of approximately 4.0% and receive three-month LIBOR and will result in a net lump sum settlement in July 2018, as well as interest rate swaps with a $899.3 notional amount that obligate Post to pay a weighted-average fixed interest rate of approximately 3.7% and receive three-month LIBOR and will result in a net lump sum settlement in December 2019.
Commodity and energy derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of December 31, 2016 and September 30, 2016. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	December 31, 2016	September 30, 2016
Commodity contracts	Prepaid expenses and other current assets	$3.9	$0.6
Energy contracts	Prepaid expenses and other current assets	6.8	2.4
Total Assets		$10.7	$3.0

Commodity contracts	Other current liabilities	4.1	3.3
Energy contracts	Other current liabilities	—	0.2
Interest rate swaps	Other current liabilities	2.0	2.0
Interest rate swaps	Other liabilities	168.2	313.2
Total Liabilities		$174.3	$318.7
The following table presents the recognized loss (gain) from derivative instruments that were not designated as qualified hedging instruments on the Company’s Condensed Consolidated Statements of Operations.

		Loss (Gain) Recognized in Statement of Operations
	Statement of Operations Location	Three Months Ended December 31,
		2016	2015
Commodity contracts	Cost of goods sold	$4.5	$4.4
Energy contracts	Cost of goods sold	(3.2)	4.1
Interest rate swaps	Other (income) expense	(144.5)	15.9
NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	December 31, 2016			September 30, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$12.6	$12.6	$—	$11.5	$11.5	$—
Derivative assets	10.7	—	10.7	3.0	—	3.0
	$23.3	$12.6	$10.7	$14.5	$11.5	$3.0
Liabilities:
Deferred compensation liabilities	$18.7	$—	$18.7	$17.3	$—	$17.3
Derivative liabilities	174.3	—	174.3	318.7	—	318.7
	$193.0	$—	$193.0	$336.0	$—	$336.0
The following table presents the fair value of the Company’s long-term debt which is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	December 31, 2016	September 30, 2016
Senior notes	$4,748.4	$4,835.9
TEUs	10.3	15.0
4.57% 2012 Series Bond maturing September 2017	1.3	1.3
Capital leases	0.3	—
	$4,760.3	$4,852.2
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
As stated previously (see Note 3), the Company had land, buildings and equipment classified as assets held for sale related to the closure of its Modesto, California facility. At December 31, 2016 and September 30, 2016, the carrying value, as determined by estimated fair value less estimated costs to sell, of the assets held for sale was $4.3 and is included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. Related to its Farmers Branch, Texas facility, the Company had land and buildings classified as assets held for sale as of September 30, 2016. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets was $5.8 as of September 30, 2016. The fair value of the assets held for sale were measured at fair value on a nonrecurring basis based on third-party offers to purchase the assets. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2016	$10.1
Gain on assets held for sale	0.2
Cash received from sale of assets	(6.0)
Balance, December 31, 2016	$4.3
The carrying amounts reported on the Condensed Consolidated Balance Sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities (less than 12 months) of these financial instruments.

NOTE 13 — LEGAL PROCEEDINGS
In late 2008 and early 2009, some 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. and some 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
The case involves three plaintiff groups: (1) direct purchasers of eggs and egg products; (2) companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of any eventual class and brought their own separate actions against the defendants (“opt-out plaintiffs”); and (3) indirect purchasers of shell eggs.
Motions related to class certification: In September of 2015, the court granted the motion of the direct purchaser plaintiffs to certify a shell-egg subclass, but denied their motion to certify an egg-products subclass. Also in September of 2015, the court denied the motion of the indirect purchaser plaintiffs for class certification. The indirect purchaser plaintiffs have filed an alternative motion for certification of an injunctive class, and the denial of their original class-certification motion is subject to appeal.
Motions for summary judgment: In September of 2016, the court granted the defendants’ motion to dismiss claims based on purchases of egg products, thereby limiting all claims to shell eggs. Certain of the egg products purchasers whose claims were dismissed have appealed to the Third Circuit Court of Appeals. Also in September of 2016, the court denied individual motions for summary judgment made by Michael Foods and three other defendants that had sought the dismissal of all claims against them. All four defendants moved to have denial of their summary judgment motions certified for immediate appeal to the Third Circuit Court of Appeals; there has been no ruling on those motions.
Settlements by Michael Foods: On December 8, 2016, Michael Foods reached an agreement to settle all class claims asserted against it by the direct purchaser plaintiffs for a payment of $75.0. The Company has paid such amount into escrow. This settlement is subject to approval by the court following notice to all class members. While the Company expects the settlement will receive the needed approval, there can be no assurance that the court will approve the agreement as proposed by the parties.
On January 19, 2017, Michael Foods entered into a settlement, the details of which are confidential, with the opt-out plaintiffs (excluding those opt-out plaintiffs whose claims relate primarily or exclusively to egg products; several of those plaintiffs are now appealing the dismissal of the egg products claims). Michael Foods has at all times denied liability in this matter, and neither settlement contains any admission of liability by Michael Foods.
During the three months ended December 31, 2016, the Company expensed $74.5, included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations, related to these settlements. At December 31, 2016 and September 30, 2016, the Company had accruals related to these settlements of $28.0 and $28.5, respectively, were included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Under current law, any settlement paid, including the settlement with the direct purchaser plaintiffs and the settlement with the opt-out plaintiffs, is deductible for federal income tax purposes.
These settlements do not affect (a) the claims of the opt-out plaintiffs who are appealing the dismissal of egg-products claims from the case or (b) the claims of the indirect purchaser plaintiffs. While the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the settlements described above, there is still a possibility of an adverse outcome in the remaining portions of the case. At this time, however, we do not believe it is possible to estimate any loss in connection with these remaining portions of the egg antitrust litigation. Accordingly, we cannot predict what impact, if any, these remaining matters and any results from such matters could have on our future results of operations.

NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	December 31, 2016	September 30, 2016
5.00% Senior Notes maturing August 2026	$1,750.0	$1,750.0
7.375% Senior Notes maturing February 2022	133.0	133.0
6.75% Senior Notes maturing December 2021	875.0	875.0
6.00% Senior Notes maturing December 2022	630.0	630.0
7.75% Senior Notes maturing March 2024	800.0	800.0
8.00% Senior Notes maturing July 2025	400.0	400.0
TEUs	7.4	11.0
4.57% 2012 Series Bond maturing September 2017	1.3	1.3
Capital leases	0.3	—
	$4,597.0	$4,600.3
Less: Current Portion	(8.8)	(12.3)
Debt issuance costs, net	(51.6)	(53.5)
Plus: Unamortized premium	15.9	16.7
Total long-term debt	$4,552.5	$4,551.2
On January 29, 2014, the Company entered into a credit agreement (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility with an aggregate principal value of $400.0 as well as an incremental term loan. The revolving credit facility has outstanding letters of credit of $12.2 which reduced the available borrowing capacity to $387.8 at December 31, 2016.
The Credit Agreement contains customary financial covenants including (a) a quarterly maximum senior secured leverage ratio of 3.00 to 1.00 and (b) a quarterly minimum interest coverage ratio of 1.75 to 1.00. The Credit Agreement permits the Company to incur additional unsecured debt only if its consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than 2.00 to 1.00 after giving effect to such new debt.
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
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest coverage. As of December 31, 2016, the Company was in compliance with such financial covenants. The Company does not believe non-compliance is reasonably likely in the foreseeable future.
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
The following tables provide the components of net periodic benefit cost (gain) for the plans.

	Pension Benefits
	Three Months Ended December 31,
	2016	2015
Components of net periodic benefit cost
Service cost	$1.0	$1.0
Interest cost	0.6	0.6
Expected return on plan assets	(0.7)	(0.7)
Recognized net actuarial loss	0.4	0.3
Recognized prior service cost	—	0.1
Net periodic benefit cost	$1.3	$1.3

	Other Benefits
	Three Months Ended December 31,
	2016	2015
Components of net periodic benefit cost
Service cost	$0.1	$0.4
Interest cost	0.5	1.3
Recognized net actuarial loss	0.2	0.4
Recognized prior service credit	(1.2)	(0.3)
Net periodic benefit (gain) cost	$(0.4)	$1.8
NOTE 16 — SHAREHOLDERS’ EQUITY
During the three months ended December 31, 2016, the Company repurchased 1.7 shares of its common stock at an average share price of $76.32 for a total cost of $133.1, which was recorded as “Treasury stock, at cost” on the Condensed Consolidated Balance Sheets.
NOTE 17 — SEGMENTS
The Company’s reportable segments are as follows:

•	Post Consumer Brands: primarily ready-to-eat (“RTE”) cereals;

•	Michael Foods Group: eggs, potatoes, cheese and pasta;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily peanut and other nut butters, dried fruit and nuts, and granola.
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

	Three Months Ended December 31,
	2016	2015
Net Sales
Post Consumer Brands	$420.6	$411.6
Michael Foods Group	539.8	586.4
Active Nutrition	153.9	115.8
Private Brands	135.6	135.6
Eliminations	(0.1)	(0.6)
Total	$1,249.8	$1,248.8
Segment Profit (Loss)
Post Consumer Brands	$81.6	$62.9
Michael Foods Group	(17.0)	80.8
Active Nutrition	24.9	10.5
Private Brands	7.0	12.9
Total segment profit	96.5	167.1
General corporate expenses and other	20.3	34.2
Interest expense, net	72.9	77.8
Other (income) expense	(144.5)	15.9
Earnings before income taxes	$147.8	$39.2
Depreciation and amortization
Post Consumer Brands	$26.8	$26.3
Michael Foods Group	36.7	34.4
Active Nutrition	6.2	6.2
Private Brands	6.5	6.2
Total segment depreciation and amortization	76.2	73.1
Corporate and accelerated depreciation	0.9	1.7
Total	$77.1	$74.8

Assets	December 31, 2016	September 30, 2016
Post Consumer Brands	$3,376.9	$3,387.0
Michael Foods Group	3,592.2	3,498.1
Active Nutrition	636.7	624.8
Private Brands	660.3	655.9
Corporate	921.7	1,194.8
Total	$9,187.8	$9,360.6

NOTE 18 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF GUARANTORS
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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,134.4	$128.8	$(13.4)	$1,249.8
Cost of goods sold	—	773.7	110.3	(13.4)	870.6
Gross Profit	—	360.7	18.5	—	379.2
Selling, general and administrative expenses	3.9	250.8	9.4	—	264.1
Amortization of intangible assets	—	36.6	2.3	—	38.9
Operating (Loss) Profit	(3.9)	73.3	6.8	—	76.2
Interest expense, net	70.4	—	2.5	—	72.9
Other income	(144.5)	—	—	—	(144.5)
Earnings before Income Taxes	70.2	73.3	4.3	—	147.8
Income tax expense	23.9	25.2	1.1	—	50.2
Net Earnings before Equity in Subsidiaries	46.3	48.1	3.2	—	97.6
Equity earnings in subsidiaries	51.3	(0.2)	—	(51.1)	—
Net Earnings	$97.6	$47.9	$3.2	$(51.1)	$97.6
Total Comprehensive Income	$95.3	$47.5	$4.7	$(52.2)	$95.3

	Three Months Ended December 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,122.2	$142.3	$(15.7)	$1,248.8
Cost of goods sold	—	782.4	119.6	(15.7)	886.3
Gross Profit	—	339.8	22.7	—	362.5
Selling, general and administrative expenses	4.6	173.8	8.6	—	187.0
Amortization of intangible assets	—	35.8	2.3	—	38.1
Other operating expenses, net	—	4.5	—	—	4.5
Operating (Loss) Profit	(4.6)	125.7	11.8	—	132.9
Interest expense (income), net	75.2	(0.2)	2.8	—	77.8
Other expense	15.9	—	—	—	15.9
(Loss) Earnings before Income Taxes	(95.7)	125.9	9.0	—	39.2
Income tax (benefit) expense	(33.4)	44.5	2.6	—	13.7
Net (Loss) Earnings before Equity in Subsidiaries	(62.3)	81.4	6.4	—	25.5
Equity earnings (loss) in subsidiaries	87.8	(0.5)	—	(87.3)	—
Net Earnings	$25.5	$80.9	$6.4	$(87.3)	$25.5
Total Comprehensive Income	$16.0	$81.2	$1.4	$(82.6)	$16.0

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	December 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$814.9	$36.2	$30.0	$(12.0)	$869.1
Restricted cash	1.0	11.3	0.7	—	13.0
Receivables, net	51.3	325.3	49.4	(15.6)	410.4
Inventories	—	441.5	71.9	—	513.4
Prepaid expenses and other current assets	4.0	38.5	1.5	—	44.0
Total Current Assets	871.2	852.8	153.5	(27.6)	1,849.9
Property, net	—	1,313.4	37.4	—	1,350.8
Goodwill	—	2,996.6	130.5	—	3,127.1
Other intangible assets, net	—	2,757.0	86.3	—	2,843.3
Intercompany receivable	1,556.7	—	—	(1,556.7)	—
Intercompany notes receivable	145.8	—	—	(145.8)	—
Investment in subsidiaries	6,022.8	20.1	—	(6,042.9)	—
Other assets	9.3	7.4	—	—	16.7
Total Assets	$8,605.8	$7,947.3	$407.7	$(7,773.0)	$9,187.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7.4	$1.4	$—	$—	$8.8
Accounts payable	0.1	218.3	44.2	(27.6)	235.0
Other current liabilities	85.3	201.9	11.2	—	298.4
Total Current Liabilities	92.8	421.6	55.4	(27.6)	542.2
Long-term debt	4,552.3	0.2	—	—	4,552.5
Intercompany payable	—	1,546.3	10.4	(1,556.7)	—
Intercompany notes payable	—	—	145.8	(145.8)	—
Deferred income taxes	784.3	—	22.2	—	806.5
Other liabilities	192.4	100.9	9.3	—	302.6
Total Liabilities	5,621.8	2,069.0	243.1	(1,730.1)	6,203.8
Total Shareholders’ Equity	2,984.0	5,878.3	164.6	(6,042.9)	2,984.0
Total Liabilities and Shareholders’ Equity	$8,605.8	$7,947.3	$407.7	$(7,773.0)	$9,187.8

	September 30, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$1,116.2	$14.1	$28.6	$(15.3)	$1,143.6
Restricted cash	1.0	6.7	0.7	—	8.4
Receivables, net	31.2	316.9	50.6	(13.7)	385.0
Inventories	—	435.3	67.8	—	503.1
Prepaid expenses and other current assets	3.5	31.5	1.8	—	36.8
Total Current Assets	1,151.9	804.5	149.5	(29.0)	2,076.9
Property, net	—	1,314.9	39.5	—	1,354.4
Goodwill	—	2,949.0	130.7	—	3,079.7
Other intangible assets, net	—	2,745.0	88.7	—	2,833.7
Intercompany receivable	1,519.5	—	—	(1,519.5)	—
Intercompany notes receivable	149.1	—	—	(149.1)	—
Investment in subsidiaries	5,843.6	25.6	—	(5,869.2)	—
Other assets	9.3	6.6	—	—	15.9
Total Assets	$8,673.4	$7,845.6	$408.4	$(7,566.8)	$9,360.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$11.0	$1.3	$—	$—	$12.3
Accounts payable	0.1	252.9	40.4	(29.0)	264.4
Other current liabilities	61.4	278.8	17.1	—	357.3
Total Current Liabilities	72.5	533.0	57.5	(29.0)	634.0
Long-term debt	4,551.2	—	—	—	4,551.2
Intercompany payable	—	1,509.9	9.6	(1,519.5)	—
Intercompany notes payable	—	—	149.1	(149.1)	—
Deferred income taxes	703.8	—	22.7	—	726.5
Other liabilities	337.3	93.5	9.5	—	440.3
Total Liabilities	5,664.8	2,136.4	248.4	(1,697.6)	6,352.0
Total Shareholders’ Equity	3,008.6	5,709.2	160.0	(5,869.2)	3,008.6
Total Liabilities and Shareholders’ Equity	$8,673.4	$7,845.6	$408.4	$(7,566.8)	$9,360.6

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used In) Provided by Operating Activities	$(46.0)	$16.0	$3.1	$3.3	$(23.6)

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(91.4)	—	—	(91.4)
Additions to property	—	(30.8)	(1.0)	—	(31.8)
Restricted cash	—	(4.6)	—	—	(4.6)
Proceeds from sale of property and assets held for sale	—	6.0	—	—	6.0
Capitalization of subsidiaries	(126.9)	—	—	126.9	—
Net Cash (Used in) Investing Activities	(126.9)	(120.8)	(1.0)	126.9	(121.8)

Cash Flows from Financing Activities
Repayments of long-term debt	(3.6)	—	—	—	(3.6)
Payment of preferred stock dividend	(3.4)	—	—	—	(3.4)
Purchases of treasury stock	(133.1)	—	—	—	(133.1)
Proceeds from exercise of stock awards	9.4	—	—	—	9.4
Proceeds from Parent capitalization	—	126.9	—	(126.9)	—
Other, net	2.3	—	—	—	2.3
Net Cash (Used in) Provided by Financing Activities	(128.4)	126.9	—	(126.9)	(128.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.7)	—	(0.7)

Net (Decrease) Increase in Cash and Cash Equivalents	(301.3)	22.1	1.4	3.3	(274.5)
Cash and Cash Equivalents, Beginning of Year	1,116.2	14.1	28.6	(15.3)	1,143.6
Cash and Cash Equivalents, End of Period	$814.9	$36.2	$30.0	$(12.0)	$869.1

	Three Months Ended December 31, 2015
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$16.5	$139.3	$5.2	$(72.3)	$88.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(94.4)	—	—	(94.4)
Additions to property	—	(17.9)	(0.6)	—	(18.5)
Restricted cash	—	4.7	—	—	4.7
Proceeds from sale of property	—	0.3	—	—	0.3
Capitalization of subsidiaries	(113.6)	—	—	113.6	—
Proceeds from equity distributions	52.3	0.1	—	(52.4)	—
Net receipts for intercompany revolver	7.7	—	—	(7.7)	—
Net Cash Used in Investing Activities	(53.6)	(107.2)	(0.6)	53.5	(107.9)

Cash Flows from Financing Activities
Repayments of long term-debt	(3.5)	—	(0.1)	—	(3.6)
Payments of preferred stock dividends	(4.3)	—	—	—	(4.3)
Preferred stock conversion	(10.9)	—	—	—	(10.9)
Proceeds from Parent capitalization	—	113.6	—	(113.6)	—
Payments for equity distributions	—	(133.7)	(0.1)	133.8	—
Net payments from intercompany revolver	—	—	(7.7)	7.7	—
Other, net	(0.6)	—	—	—	(0.6)
Net Cash Used in Financing Activities	(19.3)	(20.1)	(7.9)	27.9	(19.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(0.4)	—	(0.4)

Net (Decrease) Increase in Cash and Cash Equivalents	(56.4)	12.0	(3.7)	9.1	(39.0)
Cash and Cash Equivalents, Beginning of Year	809.6	30.5	19.2	(17.9)	841.4
Cash and Cash Equivalents, End of Period	$753.2	$42.5	$15.5	$(8.8)	$802.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto of Post Holdings, Inc. included herein and our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries. Please note these discussions are subject to discussion under “Cautionary Statements Regarding Forward-Looking Statements” included below.
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments: Post Consumer Brands, Michael Foods Group, Active Nutrition and Private Brands. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and via the internet.
Acquisitions & Divestitures
We completed the following acquisitions in fiscal 2017 and 2016:

•	National Pasteurized Eggs, Inc. (“NPE”), acquired October 3, 2016; and

•	Willamette Egg Farms (“WEF”), acquired October 3, 2015.
We completed the following divestiture in fiscal 2016:

•	Certain assets of our Michael Foods Canadian egg business, sold March 1, 2016.
RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2016	2015	$ Change	% Change
Net Sales	$1,249.8	$1,248.8	$1.0	—%

Operating Profit	$76.2	$132.9	$(56.7)	(43)%
Interest expense, net	72.9	77.8	4.9	6%
Other (income) expense	(144.5)	15.9	160.4	1,009%
Income tax expense	50.2	13.7	(36.5)	(266)%
Net Earnings	$97.6	$25.5	$72.1	283%
Net Sales
Net sales increased $1.0 million during the three months ended December 31, 2016, compared to the corresponding period in the prior year. This increase was primarily due to the inclusion of incremental contribution from the current year acquisition of NPE and net sales growth in our protein shakes, as well as our ready-to-eat (“RTE”) cereal, organic peanut butter and private brand granola. The net sales growth was partially offset by reduced net sales in our egg, cheese, pasta, protein powder, dried fruit and nut and tree nut butter products as well as the absence of net sales in the current year attributable to our Michael Foods Canadian egg business which was sold in fiscal 2016. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $56.7 million, or 43%, during the three months ended December 31, 2016, compared to the corresponding period in the prior year. This decrease was primarily due to a provision for legal settlement of $74.5 million. Excluding this impact, operating profit increased $17.8 million, or 13%. This increase was primarily due to increased segment profit within our Post Consumer Brands and Active Nutrition segments for the three months ended December 31, 2016. In addition, general corporate expenses and other were lower in the three months ended December 31, 2016. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense decreased $4.9 million, or 6%, during the three months ended December 31, 2016, compared to the corresponding period in the prior year. The decrease was driven primarily by a decrease in our weighted-average interest rate resulting from the partial debt refinancing completed in the fourth quarter of fiscal 2016. Our weighted-average interest rate on our total outstanding debt was 6.3% and 6.9% at December 31, 2016 and 2015, respectively. For additional information on our debt, refer to Note 14 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Other Expense
During the three months ended December 31, 2016, we recognized a net gain of $144.5 million on our interest rate swaps, compared to a loss of $15.9 million in the three months ended December 31, 2015. Of the total net gain recognized in the three months ended December 31, 2016, $145.0 million related to non-cash mark-to-market adjustments and was offset by $0.5 million paid for cash settlements. For the three months ended December 31, 2015, the entire loss was related to non-cash mark-to-market adjustments. For additional information on our interest rate swaps, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Income Taxes
The effective income tax rate was 34% and 35% for the three months ended December 31, 2016 and 2015, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company records income tax expense for the interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three month periods.
 SEGMENT RESULTS
Our reportable segments are as follows:

•	Post Consumer Brands: primarily RTE cereals;

•	Michael Foods Group: eggs, potatoes, cheese and pasta;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: primarily peanut and other nut butters, dried fruit and nuts, and granola.
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, facility closure related costs, restructuring expenses, (gains)/losses on assets held for sale, gain on sale of plant and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2016	2015	$ Change	% Change
Net Sales	$420.6	$411.6	$9.0	2%
Segment Profit	$81.6	$62.9	$18.7	30%
Segment Profit Margin	19%	15%
Net sales for the Post Consumer Brands segment increased $9.0 million, or 2%, for the three months ended December 31, 2016 as compared to the prior year period resulting from a favorable sales mix as branded volumes increased and lower-margin co-manufacturing and governmental-bid business volumes decreased. The favorable shift in sales mix was driven by targeted promotional activity combined with intentional volume reductions in our governmental bid business. Overall volumes decreased slightly (less than 1%), primarily due to reductions in Great Grains, co-manufacturing, governmental bid business and adult classic brands, partially offset by a combined 6% increase in Pebbles, Malt-O-Meal branded products, and Honey Bunches of Oats. Average net selling prices improved 2.7% during the three months ended December 31, 2016 due to favorable changes in sales mix, as previously discussed, partially offset by higher trade spending.
Segment profit for the three months ended December 31, 2016 increased $18.7 million, or 30%, when compared to the prior year. The increase in segment profit was primarily due to the increase in net sales, as previously discussed, and a 412 basis point improvement in segment profit margin. This improvement was driven by lower manufacturing costs primarily resulting from lower materials costs, reduced advertising and promotional spending of $2.9 million and $7.4 million lower integration costs in the three months ended December 31, 2016 as compared to the prior year.

Michael Foods Group

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2016	2015	$ Change	% Change
Net Sales	$539.8	$586.4	$(46.6)	(8)%
Segment (Loss) Profit	$(17.0)	$80.8	$(97.8)	(121)%
Segment (Loss) Profit Margin	(3)%	14%
Net sales for the Michael Foods Group segment decreased $46.6 million, or 8%, for the three months ended December 31, 2016. Excluding the impact of the current year acquisition of NPE, net sales decreased $69.9 million, or 12%. Excluding the current year impact of NPE, egg product sales were down 12%, with volume up 9%. Volumes increased in the three months ended December 31, 2016 as supply returned to levels consistent with those prior to the spring 2015 outbreak of avian influenza (“AI”) which reduced our egg supply available for sale in the prior year. Despite higher volumes, revenues decreased due to lower selling prices resulting from the reversal of price increases taken in the prior year to offset higher costs incurred as a result of AI, as well as significantly lower market based egg prices. Refrigerated potato products sales were flat, with volume up 1%, cheese and other dairy case products sales were down 20%, with volume down 19% and pasta sales were down 7% on flat volumes due to the pass through of lower wheat ingredient costs to customers. Cheese and other dairy case products were primarily down due to losses within the low-margin private label cheese business. Net sales for the Michael Foods Group were also impacted in the three months ended December 31, 2016 by the absence of sales from our Michael Foods Canadian egg business ($6.2 million for the three months ended December 31, 2015) which was sold in the second quarter of fiscal 2016.
Segment profit decreased $97.8 million, or 121%, for the three months ended December 31, 2016. Excluding the impact of the current year acquisition of NPE, segment profit decreased $95.7 million, or 118%. The decrease in segment profit is primarily due to provisions for legal settlements of $74.5 in the first quarter of 2017. Egg results decreased compared to fiscal 2016, due to lower net selling prices, as previously discussed, partially offset by a significant reduction in raw material costs resulting from declines in market-based egg prices. Cheese and dairy results decreased $0.8 million as a result of lost volume, as previously discussed, and higher raw material costs. Potato results were essentially flat compared to the prior year. Pasta results were down year over year driven by higher manufacturing costs.
Active Nutrition

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2016	2015	$ Change	% Change
Net Sales	$153.9	$115.8	$38.1	33%
Segment Profit	$24.9	$10.5	$14.4	137%
Segment Profit Margin	16%	9%
Net sales for the Active Nutrition segment increased $38.1 million, or 33%, for the three months ended December 31, 2016, primarily attributable to protein shake and other RTD sales, where gross sales were up 65% on 49% higher volumes, fueled by increased consumption and distribution of shakes. Gross sales for bars were up 6% on 3% higher volumes and gross sales for powders were essentially flat on 18% higher volumes. Net selling prices for the Active Nutrition segment were down primarily due to higher trade spending in the three months ended December 31, 2016.
Segment profit increased $14.4 million, or 137%, for the three months ended December 31, 2016. This increase was driven by higher protein shake volumes, as previously described, and favorable raw material costs of $4.3 million, partially offset by $2.3 million higher advertising and promotion spending, as well as increased employee-related expenses resulting from increased headcount to support the growing segment.

Private Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2016	2015	$ Change	% Change
Net Sales	$135.6	$135.6	$—	—%
Segment Profit	$7.0	$12.9	$(5.9)	(46)%
Segment Profit Margin	5%	10%
Net sales for the Private Brands segment were flat for the three months ended December 31, 2016 (including reduced intercompany sales of $0.5 million to the Post Consumer Brands segment). Net sales were positively impacted by a favorable sales mix with a shift towards higher-margin organic peanut butter and away from lower-margin traditional peanut butter sales, which was partially offset by volume declines of 1% and lower net selling prices resulting from the raw material cost savings being passed through to customers.Volume declines are attributable to lower traditional peanut butter and dried fruit and nut volumes, partially offset by higher organic peanut butter, cereal and granola volumes.
Segment profit decreased $5.9 million, or 46%, for the three months ended December 31, 2016 primarily due to higher manufacturing and freight costs caused by manufacturing inefficiencies and higher direct labor costs, lower volumes, as previously discussed, increased expenses related to co-manufacturing agreements, higher fruit and nut ingredient costs, not passed through to customers and foreign exchange gains in the prior year period not repeated in the current year.
General Corporate Expenses and Other

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2016	2015	$ Change	% Change
General corporate expenses and other	$20.3	$34.2	$13.9	41%
General corporate expenses and other decreased $13.9 million, or 41%, during the three months ended December 31, 2016. The decrease was due to lower restructuring and plant closure costs of $4.3 million, reduced third party acquisition and divestiture related costs of $1.3 million and increased gains (as compared to losses in the prior year) related to mark-to-market adjustments on commodity hedges of $5.3 million. In addition, a gain on assets held for sale of $0.2 million to adjust the carrying value of the assets to their final fair value less estimated selling costs was recorded in the three months ended December 31, 2016 compared to losses on assets held for sale of $4.0 million in the prior year. These decreases were partially offset by higher stock-based compensation of $1.9 million.
Restructuring and Plant Closure
The table below shows the amount of restructuring and plant closure costs attributable to each segment. These amounts are excluded from the measure of segment profit but are included in General Corporate Expenses and Other.

	Three Months Ended December 31,
dollars in millions	2016	2015	$ Change
Post Consumer Brands	$—	$0.6	$0.6
Active Nutrition	0.2	3.9	3.7
	$0.2	$4.5	$4.3
Assets Held for Sale
The table below shows the amount of (gain) losses on assets held for sale attributable to each segment. These amounts are excluded from the measure of segment profit but are included in General Corporate Expenses and Other.

	Three Months Ended December 31,
dollars in millions	2016	2015	$ Change
Post Consumer Brands	$—	$3.7	$3.7
Active Nutrition	(0.2)	0.3	0.5
	$(0.2)	$4.0	$4.2

LIQUIDITY AND CAPITAL RESOURCES
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
(dollars in millions)	2016	2015
Cash (used in) provided by operating activities	$(23.6)	$88.7
Cash used in investing activities	(121.8)	(107.9)
Cash used in financing activities	(128.4)	(19.4)
Effect of exchange rate changes on cash	(0.7)	(0.4)
Net decrease in cash and cash equivalents	$(274.5)	$(39.0)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and our current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives or waivers under our credit agreement and indentures governing our senior notes in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 14 within the Notes to Condensed Consolidated Financial Statements.
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long-term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations.
Cash used in operating activities for the three months ended December 31, 2016 was $23.6 million compared to cash provided by operating activities of $88.7 million in the prior year period. The year over year change was primarily driven by a $75.0 million legal settlement paid in the current year period, increased payments of advertising and promotion expenses in the current year and increased incentive payments on better than expected fiscal 2016 operations performance. These impacts were partially offset by lower payments for income taxes of $9.0 million in the current year.
Cash used in investing activities for the three months ended December 31, 2016 increased $13.9 million compared to the prior year period, driven by an increase in capital expenditures of $13.3 million, partially offset by a reduction in cash paid for acquisitions of $3.0 million. Cash used in investing activities was also impacted in fiscal 2017 by $6.0 million of proceeds received from the sale of our Farmers Branch facility, of which $5.3 million was classified as restricted cash at December 31, 2016.
Cash used in financing activities for the three months ended December 31, 2016 increased $109.0 million compared to the prior year period. The current year outflow was driven by the purchase of 1.7 million shares of our common stock at a cost of $133.1 million during the three months ended December 31, 2016 (see Note 16), partially offset by proceeds received from the exercise of stock awards of $9.4 million.The prior year outflow was driven by a $10.9 million payment related to the December 2015 conversion of 0.9 million shares of our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock.
Debt Covenants
Under the terms of the credit agreement, we are required to comply with certain financial covenants consisting of ratios for quarterly maximum senior secured leverage and minimum interest expense coverage. As of December 31, 2016, we were in compliance with such financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our credit agreement permits us to incur additional unsecured debt only if our pro forma consolidated interest coverage ratio, calculated as provided in the credit agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of December 31, 2016, our pro forma consolidated interest coverage ratio exceeded this threshold.
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
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2016 as filed with the SEC on November 18, 2016. There have been no significant changes to our critical accounting policies and estimates since September 30, 2016.
As discussed in greater detail in our Annual Report on Form 10-K for the year ended September 30, 2016, our Dymatize reporting unit, which is included in our Active Nutrition segment, failed the first step of the goodwill impairment test but was ultimately not impaired in fiscal 2016. During the first three months of fiscal 2017, the specialty sports nutrition channel, in which Dymatize sells the majority of its products, has continued to experience weaker than anticipated sales. If the specialty channel declines continue or accelerate and we are unsuccessful in moving into alternative channels, management will have to reassess its long-term expectations for the Dymatize reporting unit. This reassessment could ultimately result in impairments within our Active Nutrition segment, which could be material to our financial statements. We will continue to monitor our actual performance and overall category trends against our long-range estimates.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 of “Notes to Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to anticipate and respond to changes in consumer preferences and trends;

•	our ability to identify and complete acquisitions and manage our growth;

•	changes in our cost structure, management, financing and business operations;

•	our ability to integrate acquired businesses and whether acquired businesses will perform as expected;

•	changes in economic conditions and consumer demand for our products;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	impairment in the carrying value of goodwill or other intangibles;

•	our ability to successfully implement business strategies to reduce costs;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	legal and regulatory factors, including environmental laws, advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding and housing operations;

•	our ability to maintain competitive pricing, introduce new products and successfully manage our costs;

•	the ultimate impact litigation may have on us;

•	the ultimate outcome of the remaining portions of the Michael Foods egg antitrust litigation, including formal court approval of the announced settlement with the direct purchaser plaintiffs;

•	the loss or bankruptcy of a significant customer;

•	consolidations in the retail grocery and foodservice industries;

•	the ability of our private label products to compete with nationally branded products;

•	disruptions or inefficiencies in supply chain;

•	our reliance on third party manufacturers for certain of our products;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	changes in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	loss of key employees;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension and other post-retirement plans;

•	business disruptions caused by information technology failures and/or technology hacking;

•	our ability to protect our intellectual property;

•	media campaigns and improper use of social media that damage our brands;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	significant differences in our actual operating results from our guidance regarding our future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including both secured and unsecured debt; and

•
other risks and uncertainties included under “Risk Factors” in this document and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 18, 2016.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2016, we had outstanding principal value of indebtedness of $4,597.0 million related to our various senior notes issuances, our 5.25% tangible equity units, remaining principal balance for debt assumed in the acquisition of Michael Foods and National Pasteurized Eggs, Inc. and a revolving credit facility with a $400.0 million borrowing capacity. The revolving credit facility has outstanding letters of credit of $12.2 million which reduced the available borrowing capacity to $387.8 million at December 31, 2016. The total $4,597.0 million outstanding indebtedness bears interest at fixed rates with a weighted-average interest rate of 6.3% and is not subject to change based on changes in market interest rates.
As of December 31, 2016, we had interest rate swaps with a notional amount of $77.2 million that obligate us to pay a fixed rate of 3.1% and receive one-month LIBOR. Cash settlements on these swaps began in July 2016 and will end in May 2021. In addition, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a lump sum net settlement in July 2018, as well as interest rate swaps with a $899.3 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 3.7% and receive three-month LIBOR and will result in a lump sum net settlement in December 2019.
Borrowings under the revolving credit facility bear interest at either the Eurodollar Rate or the Base Rate (as such terms are defined in the Credit Agreement) plus an applicable margin ranging from 2.00% to 2.50% for Eurodollar Rate-based loans and from 1.00% to 1.50% for Base Rate-based loans, depending upon our senior secured leverage ratio.
There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K, as filed with the SEC on November 18, 2016.

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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s acquisitions in fiscal 2016 and 2017, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. The Company’s fiscal 2017 acquisition of NPE will be excluded from management's assessment of internal control over financial reporting as of September 30, 2017.
Except as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Antitrust claims: In late 2008 and early 2009, some 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. and some 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
The case involves three plaintiff groups: (1) direct purchasers of eggs and egg products; (2) companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of any eventual class and brought their own separate actions against the defendants (“opt-out plaintiffs”); and (3) indirect purchasers of shell eggs.
Motions related to class certification: In September of 2015, the court granted the motion of the direct purchaser plaintiffs to certify a shell-egg subclass, but denied their motion to certify an egg-products subclass. Also in September of 2015, the court denied the motion of the indirect purchaser plaintiffs for class certification. The indirect purchaser plaintiffs have filed an alternative motion for certification of an injunctive class, and the denial of their original class-certification motion is subject to appeal.
Motions for summary judgment: In September of 2016, the court granted the defendants’ motion to dismiss claims based on purchases of egg products, thereby limiting all claims to shell eggs. Certain of the egg products purchasers whose claims were dismissed have appealed to the Third Circuit Court of Appeals. Also in September of 2016, the court denied individual motions for summary judgment made by Michael Foods and three other defendants that had sought the dismissal of all claims against them. All four defendants moved to have denial of their summary judgment motions certified for immediate appeal to the Third Circuit Court of Appeals; there has been no ruling on those motions.
Settlements by Michael Foods: On December 8, 2016, Michael Foods reached an agreement to settle all class claims asserted against it by the direct purchaser plaintiffs for a payment of $75 million. The Company has paid such amount into escrow. This settlement is subject to approval by the court following notice to all class members. While the Company expects the settlement will receive the needed approval, there can be no assurance that the court will approve the agreement as proposed by the parties.
On January 19, 2017, Michael Foods entered into a settlement, the details of which are confidential, with the opt-out plaintiffs (excluding those opt-out plaintiffs whose claims relate primarily or exclusively to egg products; several of those plaintiffs are now appealing the dismissal of the egg products claims). Michael Foods has at all times denied liability in this matter, and neither settlement contains any admission of liability by Michael Foods.
Under current law, any settlement paid, including the settlement with the direct purchaser plaintiffs and the settlement with the opt-out plaintiffs, is deductible for federal income tax purposes.
These settlements do not affect (a) the claims of the opt-out plaintiffs who are appealing the dismissal of egg-products claims from the case or (b) the claims of the indirect purchaser plaintiffs. While the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the settlements described above, there is still a possibility of an adverse outcome in the remaining portions of the case. At this time, however, we do not believe it is possible to estimate any loss in connection with these remaining portions of the egg antitrust litigation. Accordingly, we cannot predict what impact, if any, these remaining matters and any results from such matters could have on our future results of operations.
Other: The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial position, results of operations or cash flows of the Company. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the consolidated financial position, results of operations or cash flows of the Company.

ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 18, 2016, as of and for the year ended September 30, 2016, except for the risk factor update set forth below.

Michael Foods’ federal antitrust lawsuit could result in significant costs to the Company.
Michael Foods is a defendant in a collection of lawsuits alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products. Michael Foods has entered into a settlement agreement with the direct purchaser plaintiffs, the terms of which are subject to the approval of the court, and another settlement agreement with certain of the opt-out plaintiffs. However, these settlements do not affect (a) the claims of the opt-out plaintiffs who are appealing the dismissal of egg-products claims from the case or (b) the claims of the indirect purchaser plaintiffs. While the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of these settlements, there is still a possibility of an adverse outcome in the remaining portions of the case. In addition, defense of these actions is time-consuming. Even if Michael Foods is ultimately successful in defending against the remaining plaintiffs’ claims, Michael Foods is likely to incur significant fees, costs and expenses in conjunction with the remainder of the proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (b) (c)
October 1, 2016-October 31, 2016	—	—	—	$300,000,000.00
November 1, 2016-November 30, 2016	803,060	$75.29	803,060	$239,534,288
December 1, 2016-December 31, 2016	940,689	$77.20	940,689	$166,915,835
Total	1,743,749	$76.32	1,743,749	$166,915,835

(a)	The total number of shares purchased includes: (i) shares purchased on the open market and (ii) shares purchased pursuant to a Rule 10b5-1 plan.

(b)	Does not include brokers’ commissions.

(c)	On February 2, 2016, our Board of Directors authorized the Company to repurchase up to $300,000,000 of shares of our common stock. The authorization expires on February 2, 2018.

ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)

3.2	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 4, 2016)

4.1
Indenture, dated as of February 3, 2012, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 8, 2012)

4.2
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

4.3
Indenture, dated as of November 18, 2013, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 18, 2013)

4.4
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

4.5
Senior Indenture, dated as of May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 28, 2014)

4.6
First Supplemental Indenture, dated as of May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

4.7
Purchase Contract Agreement, dated as of May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as purchase contract agent (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 28, 2014)

4.8
Indenture, dated as of June 2, 2014, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

4.9
Indenture (2024 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 18, 2015)

4.10
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

4.11
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

†10.55	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2016)

†10.56	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2016)

†10.57	Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 16, 2016)

†10.58	Form of Stock- or Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 16, 2016)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 3, 2017

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 3, 2017

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 3, 2017

Exhibit No.	Description
101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	February 3, 2017	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
SVP and Chief Financial Officer (Principal Financial and Accounting Officer)