Form 10-Q
period 2017-03-31
Post Holdings, Inc.
filed 2017-05-09
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock, $0.01 Par Value – 66,267,211 shares as of May 3, 2017

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net Sales	$1,255.4	$1,271.1	$2,505.2	$2,519.9
Cost of goods sold	891.3	861.8	1,761.9	1,748.1
Gross Profit	364.1	409.3	743.3	771.8
Selling, general and administrative expenses	187.3	205.6	451.4	392.6
Amortization of intangible assets	39.0	38.1	77.9	76.2
Other operating expenses, net	0.3	3.1	0.3	7.6
Operating Profit	137.5	162.5	213.7	295.4
Interest expense, net	80.2	77.2	153.1	155.0
Loss on extinguishment of debt	62.5	—	62.5	—
Other (income) expense	(1.0)	90.9	(145.5)	106.8
(Loss) Earnings before Income Taxes	(4.2)	(5.6)	143.6	33.6
Income tax (benefit) expense	(0.2)	(10.5)	50.0	3.2
Net (Loss) Earnings	(4.0)	4.9	93.6	30.4
Preferred stock dividends	(3.4)	(3.4)	(6.8)	(18.4)
Net (Loss) Earnings Available to Common Shareholders	$(7.4)	$1.5	$86.8	$12.0

(Loss) Earnings per Common Share:
Basic	$(0.11)	$0.02	$1.26	$0.18
Diluted	$(0.11)	$0.02	$1.18	$0.17

Weighted-Average Common Shares Outstanding:
Basic	68.2	69.1	68.7	68.3
Diluted	68.2	70.5	79.3	69.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net (Loss) Earnings	$(4.0)	$4.9	$93.6	$30.4
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	—	1.6	—	1.6
Reclassifications to net (loss) earnings	(0.6)	—	(1.2)	0.5
Unrealized gain on plan amendment	—	36.1	—	36.1
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	0.6	19.7	(1.3)	9.9
Reclassifications to net (loss) earnings	—	(1.3)	—	(1.3)
Tax benefit (expense) on other comprehensive (loss) income	0.3	(14.4)	0.5	(14.6)
Total Comprehensive (Loss) Income	$(3.7)	$46.6	$91.6	$62.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2017	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$1,484.9	$1,143.6
Restricted cash	6.2	8.4
Receivables, net	484.3	385.0
Inventories	513.0	503.1
Prepaid expenses and other current assets	36.7	36.8
Total Current Assets	2,525.1	2,076.9
Property, net	1,345.8	1,354.4
Goodwill	3,125.9	3,079.7
Other intangible assets, net	2,807.2	2,833.7
Other assets	21.6	15.9
Total Assets	$9,825.6	$9,360.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$4.5	$12.3
Accounts payable	210.3	264.4
Other current liabilities	241.6	357.3
Total Current Liabilities	456.4	634.0
Long-term debt	5,266.0	4,551.2
Deferred income taxes	814.0	726.5
Other liabilities	301.0	440.3
Total Liabilities	6,837.4	6,352.0

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.7	0.7
Additional paid-in capital	3,567.1	3,546.0
Accumulated deficit	(330.7)	(424.3)
Accumulated other comprehensive loss	(62.4)	(60.4)
Treasury stock, at cost	(186.5)	(53.4)
Total Shareholders’ Equity	2,988.2	3,008.6
Total Liabilities and Shareholders’ Equity	$9,825.6	$9,360.6

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net Earnings	$93.6	$30.4
Adjustments to reconcile net earnings to net cash flow (used in) provided by operating activities:
Depreciation and amortization	155.1	151.2
Unrealized (gain) loss on interest rate swaps	(146.6)	106.8
Loss on extinguishment of debt	62.5	—
Amortization of deferred financing costs, debt issuance costs and debt premium, net	3.3	2.3
Assets held for sale	(0.2)	8.4
Non-cash stock-based compensation expense	11.4	8.4
Deferred income taxes	68.8	(25.1)
Other, net	(2.8)	(2.2)
Other changes in current assets and liabilities, net of business acquisitions:
Increase in receivables, net	(85.5)	(4.8)
Increase in inventories	(8.1)	(21.9)
Increase in prepaid expenses and other current assets	(3.9)	(9.1)
Decrease in accounts payable and other current liabilities	(179.1)	(51.6)
Increase in non-current liabilities	5.0	3.6
Net Cash (Used in) Provided by Operating Activities	(26.5)	196.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(90.2)	(94.4)
Additions to property	(63.9)	(44.8)
Restricted cash	2.2	10.4
Proceeds from sale of property and assets held for sale	10.3	0.6
Proceeds from sale of businesses	—	6.2
Net Cash Used in Investing Activities	(141.6)	(122.0)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,750.0	—
Repayments of long-term debt	(1,015.9)	(8.1)
Purchases of treasury stock	(133.1)	—
Payments of preferred stock dividends	(6.8)	(7.7)
Preferred stock conversion	—	(10.9)
Payments of debt issuance costs and deferred financing costs	(27.6)	—
Payments of tender premiums on debt extinguishment	(67.9)	—
Proceeds from exercise of stock awards	9.4	6.2
Cash paid in advance for stock repurchase contracts	—	(28.3)
Other, net	1.7	0.3
Net Cash Provided by (Used in) Financing Activities	509.8	(48.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.4)	0.9
Net Increase in Cash and Cash Equivalents	341.3	26.8
Cash and Cash Equivalents, Beginning of Year	1,143.6	841.4
Cash and Cash Equivalents, End of Period	$1,484.9	$868.2

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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive (loss) income, financial position and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year.
NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements, and has concluded there are no new recently issued pronouncements (other than the ones described below) that had or will have an impact on the results of operations, financial condition or cash flows based on current information.
Recently Issued
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 requires an entity to report the service cost component of periodic net benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. Other components of net benefit cost are to be presented in the income statement separately from the service cost component. The amendments in the ASU also allow only the service cost component to be eligible for capitalization when applicable. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2019) with early adoption permitted. Additionally, the ASU requires a retrospective method of adoption. The adoption of this guidance will impact the presentation and classification of the components of net periodic benefit cost (gain) for the plans presented in Note 15, however, the impact is not expected to be material.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 of the goodwill impairment test, which requires the calculation of the implied fair value of goodwill to measure a goodwill impairment charge. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2021) with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. Additionally, the ASU requires a prospective method of adoption. The Company is currently evaluating the impact of adopting this guidance.
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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of year cash balance to the end of year cash balance as shown on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2019) with early adoption permitted. The Company currently classifies changes in restricted cash as an investing activity in the Condensed Consolidated Statements of Cash Flows, not as a component of cash and cash equivalents as required by this ASU.
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
Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Accelerated Depreciation	Total
Balance at September 30, 2015	$10.5	$—	$10.5
Charge to expense	1.3	0.4	1.7
Cash payments	(6.1)	—	(6.1)
Non-cash charges	(0.6)	(0.4)	(1.0)
Balance at March 31, 2016	$5.1	$—	$5.1

Balance at September 30, 2016	$1.1	$—	$1.1
Charge to expense	—	—	—
Cash payments	(0.9)	—	(0.9)
Non-cash charges	—	—	—
Balance at March 31, 2017	$0.2	$—	$0.2

Total expected restructuring charge	$12.6	$2.5	$15.1
Cumulative restructuring charges incurred to date	12.6	2.5	15.1
Remaining expected restructuring charge	$—	$—	$—
In the three and six months ended March 31, 2016, the Company incurred total restructuring charges of $0.5 and $1.7, respectively, which were reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. No restructuring expenses have been incurred in fiscal 2017. These expenses are not included in the measure of segment performance (see Note 17).
Assets Held for Sale
Related to the closure of its Modesto, California facility in September 2014, the Company had land, building and equipment classified as assets held for sale at September 30, 2016. The carrying value of the assets included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets was $4.3 as of September 30, 2016. The land, building and equipment were sold in March 2017. Related to the manufacturing shutdown of its Farmers Branch, Texas facility, the Company had land and buildings classified as assets held for sale as of September 30, 2016. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets was $5.8 as of September 30, 2016. The land and buildings were sold in December 2016. Net gains of $0.2 were recorded in the six months ended March 31, 2017, to adjust the carrying value of the assets to their fair value less estimated selling costs. Held for sale losses of $4.4 and $8.4 were recorded in the three and six months ended March 31, 2016, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. These gains and losses are reported as “Other operating expenses, net” on the Condensed Consolidated Statements of Operations. This income and expense is not included in the measure of segment performance (see Note 17).
NOTE 4 — BUSINESS COMBINATIONS
On October 3, 2016, the Company completed its acquisition of National Pasteurized Eggs, Inc. (“NPE”) for $93.5, subject to net working capital and other adjustments, resulting in a payment of $97.0. In February 2017, a final settlement of net working capital was reached, resulting in an amount back to the Company of $1.2. In addition, the Company acquired an income tax receivable of $1.8 that is due back to the sellers when it is collected. NPE is a producer of pasteurized shell eggs, including cage-free and hard boiled eggs. NPE is reported in Post’s Michael Foods Group segment (see Note 17). Based upon the preliminary purchase price allocation, the Company recorded $43.9 of customer relationships to be amortized over a weighted-average period of 16 years and $7.5 of trademarks and brands to be amortized over a weighted-average period of 20 years. Net sales included in the Condensed Consolidated Statements of Operations were $23.6 and $46.9 for the three and six months ended March 31, 2017, respectively. Operating losses included in the Condensed Consolidated Statement of Operations were $0.6 and $2.7 for the three and six months ended March 31, 2017, respectively.
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
Certain estimated values for the NPE acquisition, including property, goodwill, other intangible assets and deferred taxes, are not yet finalized pending the final purchase price allocation and are subject to change once additional information is obtained. The following table provides the preliminary allocation of the purchase price related to the fiscal 2017 acquisition of NPE based upon the fair value of assets and liabilities assumed. Measurement period adjustments have been made to the allocation of purchase price for the current year acquisition of NPE since the date of acquisition related to working capital settlements, updated valuations of property and intangibles and deferred taxes.

Cash and cash equivalents	$5.6
Receivables	9.6
Inventories	2.1
Prepaid expenses and other current assets	0.4
Property	10.4
Goodwill	46.3
Other intangible assets	51.4
Current portion of capital lease	(0.1)
Accounts payable	(6.3)
Other current liabilities	(2.9)
Long-term capital lease	(0.2)
Deferred tax liability - long-term	(18.7)
Total acquisition cost	$97.6
Transaction related costs
The Company incurred acquisition and divestiture related expenses of $2.8 and $3.5 during the three and six months ended March 31, 2017, respectively, and $0.2 and $2.2 during the three and six months ended March 31, 2016, respectively. The costs are recorded as “Selling, general and administrative expenses,” and include amounts for transactions that were signed, spending for due diligence on potential acquisitions that were not signed or announced at the time of the Company’s reporting, and spending for divestiture transactions.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Pro forma net sales	$1,255.4	$1,301.1	$2,505.2	$2,584.9
Pro forma net (loss) earnings available to common shareholders	$(7.3)	$3.4	$86.9	$16.8
Pro forma basic (loss) earnings per common share	$(0.11)	$0.05	$1.26	$0.25
Pro forma diluted (loss) earnings per common share	$(0.11)	$0.05	$1.18	$0.24
NOTE 5 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2016
Goodwill (gross)	$1,994.0	$1,345.8	$180.7	$256.6	$3,777.1
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.9	$1,345.8	$92.4	$256.6	$3,079.7
Goodwill acquired	—	46.3	—	—	46.3
Currency translation adjustment	(0.1)	—	—	—	(0.1)
Balance, March 31, 2017
Goodwill (gross)	$1,993.9	$1,392.1	$180.7	$256.6	$3,823.3
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.8	$1,392.1	$92.4	$256.6	$3,125.9
NOTE 6 — INCOME TAXES
The effective income tax rate was 4.8% and 34.8% for the three and six months ended March 31, 2017, respectively, and 187.5% and 9.5% for the three and six months ended March 31, 2016, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company records income tax (benefit) expense for the interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three and six month periods. In the three months ended March 31, 2017, the effective tax rate differed significantly from the statutory rate as a result of the expectation that the Domestic Production Activities Deduction under the Internal Revenue Code (“DPAD”) would have a favorable impact on the effective income tax rate, and that certain valuation allowances would have an unfavorable impact on the effective income tax rate. In the fiscal 2016 periods, the effective tax rate differed significantly from the statutory rate as a result of discrete items occurring in the second quarter of fiscal 2016 primarily relating to the Company’s decision to exit its Canadian egg business reported in the Michael Foods Group segment and the expectation that the DPAD would have a favorable impact on the effective income tax rate.

NOTE 7 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2017			September 30, 2016
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,056.6	$(358.0)	$1,698.6	$2,012.7	$(302.0)	$1,710.7
Trademarks/brands	802.6	(141.5)	661.1	795.1	(120.6)	674.5
Other intangible assets	21.7	(8.7)	13.0	21.7	(7.7)	14.0
	2,880.9	(508.2)	2,372.7	2,829.5	(430.3)	2,399.2
Not subject to amortization:
Trademarks/brands	434.5	—	434.5	434.5	—	434.5
	$3,315.4	$(508.2)	$2,807.2	$3,264.0	$(430.3)	$2,833.7
NOTE 8 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is based on the average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. The Company’s tangible equity units (“TEUs”) are assumed to be settled at the minimum settlement amount of 1.7114 shares per TEU for weighted-average shares for basic (loss) earnings per share. For diluted (loss) earnings per share, the shares, to the extent dilutive, are assumed to be settled at a conversion factor based on the Company’s daily volume-weighted-average price per share of the Company’s common stock not to exceed 2.0964 shares per TEU.
The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and six months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net (loss) earnings for basic (loss) earnings per share	$(7.4)	$1.5	$86.8	$12.0
Dilutive preferred stock dividends	—	—	6.8	—
Net (loss) earnings for diluted (loss) earnings per share	$(7.4)	$1.5	$93.6	$12.0

Weighted-average shares outstanding	64.4	64.2	64.5	63.4
Effect of TEUs on weighted-average shares for basic (loss) earnings per share	3.8	4.9	4.3	4.9
Weighted-average shares for basic (loss) earnings per share	68.2	69.1	68.7	68.3
Effect of dilutive securities:
Stock options	—	1.0	1.2	1.0
Stock appreciation rights	—	0.1	0.1	0.1
Restricted stock awards	—	0.3	0.2	0.3
Preferred shares conversion to common	—	—	9.1	—
Total dilutive securities	—	1.4	10.6	1.4
Weighted-average shares for diluted (loss) earnings per share	68.2	70.5	79.3	69.7

Basic (loss) earnings per common share	$(0.11)	$0.02	$1.26	$0.18
Diluted (loss) earnings per common share	$(0.11)	$0.02	$1.18	$0.17

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted (loss) earnings per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Stock options	4.2	0.3	0.3	0.3
Stock appreciation rights	0.1	—	—	—
Restricted stock awards	0.7	0.2	—	0.4
Preferred shares conversion to common	9.1	9.1	—	9.1
NOTE 9 — INVENTORIES

	March 31, 2017	September 30, 2016
Raw materials and supplies	$109.1	$112.4
Work in process	19.2	17.4
Finished products	353.2	339.3
Flocks	31.5	34.0
	$513.0	$503.1
NOTE 10 — PROPERTY, NET

	March 31, 2017	September 30, 2016
Property, at cost	$1,964.4	$1,900.3
Accumulated depreciation	(618.6)	(545.9)
	$1,345.8	$1,354.4
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
The Company maintains options, futures contracts and interest rate swaps which have been designated as economic hedges of raw materials, energy purchases, foreign currency and variable rate debt.
At March 31, 2017, the notional amounts of commodity and energy contracts were $77.2 and $16.6, respectively. These contracts relate to inputs that generally will be utilized within the next 15 months. At March 31, 2017 and September 30, 2016, the Company had pledged collateral of $4.6 and $6.1, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
In connection with an acquisition announced in April 2017 (see Note 19), the Company held a foreign exchange contract at March 31, 2017 that called for the purchase of £14.0 and the sale of $17.4. The contract matured in April 2017.
As of March 31, 2017, the Company had interest rate swaps with a notional amount of $76.8 that obligate Post to pay a fixed rate of 3.1% and receive one-month LIBOR, and require monthly settlements. These settlements began in July 2016 and end in May 2021. In addition, the Company has interest rate swaps with a $750.0 notional amount that obligate Post to pay a weighted-average fixed interest rate of approximately 4.0% and receive three-month LIBOR and will result in a net lump sum settlement in July 2018, as well as interest rate swaps with a $899.3 notional amount that obligate Post to pay a weighted-average fixed interest rate of approximately 3.7% and receive three-month LIBOR and will result in a net lump sum settlement in December 2019.
Commodity and energy derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount. Foreign currency exchange contracts are valued using the spot rate less the forward rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve.

The following table presents the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of March 31, 2017 and September 30, 2016. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	March 31, 2017	September 30, 2016
Commodity contracts	Prepaid expenses and other current assets	$3.4	$0.6
Energy contracts	Prepaid expenses and other current assets	3.0	2.4
Total Assets		$6.4	$3.0

Commodity contracts	Other current liabilities	$1.3	$3.3
Energy contracts	Other current liabilities	0.2	0.2
Foreign currency exchange contracts	Other current liabilities	0.1	—
Interest rate swaps	Other current liabilities	1.9	2.0
Interest rate swaps	Other liabilities	166.7	313.2
Total Liabilities		$170.2	$318.7
The following table presents the recognized (gain) loss from derivative instruments that were not designated as qualified hedging instruments on the Company’s Condensed Consolidated Statements of Operations.

		(Gain) Loss Recognized in Statement of Operations
	Statement of Operations Location	Three Months Ended March 31,		Six Months Ended March 31,
		2017	2016	2017	2016
Commodity contracts	Cost of goods sold	$(1.1)	$(0.2)	$3.4	$4.2
Energy contracts	Cost of goods sold	3.5	0.8	0.3	4.9
Foreign currency exchange contracts	Selling, general and administrative expenses	0.1	—	0.1	—
Interest rate swaps	Other (income) expense	(1.0)	90.9	(145.5)	106.8
NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	March 31, 2017			September 30, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$13.4	$13.4	$—	$11.5	$11.5	$—
Derivative assets	6.4	—	6.4	3.0	—	3.0
	$19.8	$13.4	$6.4	$14.5	$11.5	$3.0
Liabilities:
Deferred compensation liabilities	$20.2	$—	$20.2	$17.3	$—	$17.3
Derivative liabilities	170.2	—	170.2	318.7	—	318.7
	$190.4	$—	$190.4	$336.0	$—	$336.0
The following table presents the fair value of the Company’s long-term debt which is classified as Level 2 in the fair value hierarchy per ASC Topic 820:

	March 31, 2017	September 30, 2016
Senior notes	$5,411.2	$4,835.9
TEUs	5.6	15.0
4.57% 2012 Series Bond maturing September 2017	0.7	1.3
Capital leases	0.3	—
	$5,417.8	$4,852.2
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
As stated previously (see Note 3), the Company had land, buildings and equipment classified as assets held for sale related to the closure of its Modesto, California facility as of September 30, 2016. At September 30, 2016, the carrying value, as determined by estimated fair value less estimated costs to sell, of the assets held for sale was $4.3 and was included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. Related to its Farmers Branch, Texas facility, the Company had land and buildings classified as assets held for sale as of September 30, 2016. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets was $5.8 as of September 30, 2016. The fair value of the assets held for sale were measured at fair value on a nonrecurring basis based on third-party offers to purchase the assets. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2016	$10.1
Gain on assets held for sale	0.2
Cash received from sale of assets	(10.3)
Balance, March 31, 2017	$—
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
On January 19, 2017, Michael Foods entered into a settlement, the details of which are confidential, with the opt-out plaintiffs (excluding those opt-out plaintiffs whose claims relate primarily or exclusively to egg products; several of those plaintiffs are now appealing the dismissal of the egg products claims). This settlement was paid by the Company as of March 31, 2017. Michael Foods has at all times denied liability in this matter, and neither settlement contains any admission of liability by Michael Foods.
During the six months ended March 31, 2017, the Company expensed $74.5, included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations, related to these settlements. No expense was recorded related to these settlements in the three and six months ended March 31, 2016. At September 30, 2016, the Company had accruals related to these settlements of $28.5 that were included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	March 31, 2017	September 30, 2016
5.50% Senior Notes maturing March 2025	$1,000.0	$—
5.75% Senior Notes maturing March 2027	750.0	—
5.00% Senior Notes maturing August 2026	1,750.0	1,750.0
7.75% Senior Notes maturing March 2024	800.0	800.0
8.00% Senior Notes maturing July 2025	400.0	400.0
6.00% Senior Notes maturing December 2022	630.0	630.0
6.75% Senior Notes maturing December 2021	—	875.0
7.375% Senior Notes maturing February 2022	—	133.0
TEUs	3.7	11.0
4.57% 2012 Series Bond maturing September 2017	0.7	1.3
Capital leases	0.3	—
	$5,334.7	$4,600.3
Less: Current Portion	(4.5)	(12.3)
Debt issuance costs, net	(64.2)	(53.5)
Plus: Unamortized premium	—	16.7
Total long-term debt	$5,266.0	$4,551.2
On February 14, 2017, the Company issued $1,000.0 principal value of 5.50% senior notes due in March 2025 and $750.0 principal value of 5.75% senior notes due in March 2027. The 5.50% and 5.75% senior notes were issued at par and the Company received $1,725.4 after paying investment banking and other fees of $24.6, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 5.50% and 5.75% senior notes are due semi-annually each March 1 and September 1.

With the proceeds received from the February 14, 2017 issuance of the 5.50% and 5.75% senior notes (described above), the Company repaid the remaining $133.0 principal value of the 7.375% senior notes as well as the $875.0 principal value of the 6.75% senior notes. In connection with the early repayment of these notes, the Company recorded expense of $62.5 in the three and six months ended March 31, 2017, which is reported as “Loss on extinguishment of debt” in the Condensed Consolidated Statement of Operations. This loss included a tender premium of $67.9 and deferred financing fee write-offs of $10.1, partially offset by the write-off of unamortized debt premium of $15.5.
On March 28, 2017, the Company amended and restated its existing credit agreement entered into on January 29, 2014 (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in US Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit will be available under the Credit Agreement in an aggregate amount of up to $50.0. The Credit Agreement also provides for potential incremental revolving and term facilities at the request of the Company and at the discretion of the lenders, in each case on terms to be determined, and also permits the Company, subject to certain conditions, to incur incremental equivalent debt, in an aggregate maximum amount (for incremental revolving and term facilities and incremental equivalent debt combined) not to exceed the greater of (1) $700.0 and (2) the maximum amount at which (A) the Company’s pro forma consolidated leverage ratio (as defined in the Credit Agreement) would not exceed 6.50 to 1.00 and (B) the Company’s pro forma senior secured leverage ratio (as defined in the Credit Agreement) would not exceed 3.00 to 1.00 as of the date such indebtedness is incurred. The outstanding amounts under the Revolving Credit Facility must be repaid on or before March 28, 2022. The Company incurred $4.3 of issuance costs in connection with the Credit Agreement. The revolving credit facility has outstanding letters of credit of $10.0 which reduced the available borrowing capacity to $790.0 at March 31, 2017. The Credit Agreement also permits the Company to incur additional unsecured debt if, among other conditions, its consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt.
Borrowings under the Revolving Credit Facility will bear interest, at the option of the Company, at an annual rate equal to either the Base Rate, Eurodollar Rate or CDOR Rate (as such terms are defined in the Credit Agreement) plus an applicable margin ranging from 1.75% to 2.25% for Eurodollar Rate-based loans and CDOR Rate-based loans and from 0.75% to 1.25% for Base Rate-based loans, depending in each case on the Company’s senior secured leverage ratio. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility will accrue at rates ranging from 0.250% to 0.375%, also depending on the Company’s senior secured leverage ratio.
The Credit Agreement contains a financial covenant requiring the Company to maintain a senior secured leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $75.0, attachments issued against all or any material part of the Company’s property, change in control, the invalidity of any loan document, the failure of the collateral documents to create a valid and perfected first priority lien and certain ERISA events. Upon the occurrence of an event of default, the maturity of the loans under the Credit Agreement may accelerate and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees for the Company’s obligations under the Credit Agreement.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage if all outstanding amounts under the Revolving Credit Facility exceed 30% of the Company’s revolving credit commitments. As of March 31, 2017, the Company was in compliance with such financial covenant. The Company does not believe non-compliance is reasonably likely in the foreseeable future.
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

The following tables provide the components of net periodic benefit cost (gain) for the plans.

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$1.0	$1.0	$2.0	$2.0
Interest cost	0.5	0.6	1.1	1.2
Expected return on plan assets	(0.8)	(0.6)	(1.5)	(1.3)
Recognized net actuarial loss	0.4	0.2	0.8	0.5
Recognized prior service cost	0.1	0.1	0.1	0.2
Net periodic benefit cost	$1.2	$1.3	$2.5	$2.6

	Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$0.2	$0.4	$0.3	$0.8
Interest cost	0.5	1.1	1.0	2.4
Recognized net actuarial loss	0.1	0.3	0.3	0.7
Recognized prior service credit	(1.2)	(0.6)	(2.4)	(0.9)
Net periodic benefit (gain) cost	$(0.4)	$1.2	$(0.8)	$3.0
NOTE 16 — SHAREHOLDERS’ EQUITY
During the first quarter of fiscal 2017, the Company repurchased 1.7 shares of its common stock at an average share price of $76.32 for a total cost of $133.1, which was recorded as “Treasury stock, at cost” on the Condensed Consolidated Balance Sheets.
During the six months ended March 31, 2017, TEU holders settled 0.9 million purchase contracts for which the Company issued 1.5 million shares of common stock. No purchase contracts were settled and no shares of common stock were issued relating to the TEUs during the first half of fiscal 2016.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net Sales
Post Consumer Brands	$431.1	$440.1	$851.7	$851.7
Michael Foods Group	515.0	557.7	1,054.8	1,144.1
Active Nutrition	177.3	143.8	331.2	259.6
Private Brands	132.1	129.7	267.7	265.3
Eliminations	(0.1)	(0.2)	(0.2)	(0.8)
Total	$1,255.4	$1,271.1	$2,505.2	$2,519.9
Segment Profit
Post Consumer Brands	$90.1	$74.7	$171.7	$137.6
Michael Foods Group	42.7	89.6	25.7	170.4
Active Nutrition	21.2	13.8	46.1	24.3
Private Brands	9.5	7.7	16.5	20.6
Total segment profit	163.5	185.8	260.0	352.9
General corporate expenses and other	26.0	23.3	46.3	57.5
Interest expense, net	80.2	77.2	153.1	155.0
Loss on extinguishment of debt	62.5	—	62.5	—
Other (income) expense	(1.0)	90.9	(145.5)	106.8
(Loss) Earnings before income taxes	$(4.2)	$(5.6)	$143.6	$33.6
Depreciation and amortization
Post Consumer Brands	$27.3	$26.2	$54.1	$52.5
Michael Foods Group	36.8	36.1	73.5	70.5
Active Nutrition	6.3	6.2	12.5	12.4
Private Brands	6.7	6.2	13.2	12.4
Total segment depreciation and amortization	77.1	74.7	153.3	147.8
Corporate and accelerated depreciation	0.9	1.7	1.8	3.4
Total	$78.0	$76.4	$155.1	$151.2

Assets			March 31, 2017	September 30, 2016
Post Consumer Brands			$3,342.9	$3,387.0
Michael Foods Group			3,586.6	3,498.1
Active Nutrition			627.5	624.8
Private Brands			659.1	655.9
Corporate			1,609.5	1,194.8
Total			$9,825.6	$9,360.6

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

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2017
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,139.3	$137.4	$(21.3)	$1,255.4
Cost of goods sold	—	798.6	114.0	(21.3)	891.3
Gross Profit	—	340.7	23.4	—	364.1
Selling, general and administrative expenses	4.0	170.1	13.2	—	187.3
Amortization of intangible assets	—	36.7	2.3	—	39.0
Other operating expenses, net	—	0.3	—	—	0.3
Operating (Loss) Profit	(4.0)	133.6	7.9	—	137.5
Interest expense, net	77.7	—	2.5	—	80.2
Loss on extinguishment of debt	62.5	—	—	—	62.5
Other income	(1.0)	—	—	—	(1.0)
(Loss) Earnings before Income Taxes	(143.2)	133.6	5.4	—	(4.2)
Income tax (benefit) expense	(49.3)	47.1	2.0	—	(0.2)
Net (Loss) Earnings before Equity in Subsidiaries	(93.9)	86.5	3.4	—	(4.0)
Equity earnings in subsidiaries	89.9	0.6	—	(90.5)	—
Net (Loss) Earnings	$(4.0)	$87.1	$3.4	$(90.5)	$(4.0)
Total Comprehensive (Loss) Income	$(3.7)	$86.7	$2.7	$(89.4)	$(3.7)

	Three Months Ended March 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$1,156.0	$130.4	$(15.3)	$1,271.1
Cost of goods sold	—	765.0	112.1	(15.3)	861.8
Gross Profit	—	391.0	18.3	—	409.3
Selling, general and administrative expenses	4.9	189.9	10.8	—	205.6
Amortization of intangible assets	—	35.9	2.2	—	38.1
Other operating expenses (income), net	—	12.8	(9.7)	—	3.1
Operating (Loss) Profit	(4.9)	152.4	15.0	—	162.5
Interest expense (income), net	74.8	(0.3)	2.7	—	77.2
Other expense	90.9	—	—	—	90.9
(Loss) Earnings before Income Taxes	(170.6)	152.7	12.3	—	(5.6)
Income tax expense (benefit)	8.0	(19.7)	1.2	—	(10.5)
Net (Loss) Earnings before Equity in Subsidiaries	(178.6)	172.4	11.1	—	4.9
Equity earnings in subsidiaries	183.5	8.7	—	(192.2)	—
Net Earnings	$4.9	$181.1	$11.1	$(192.2)	$4.9
Total Comprehensive Income	$46.6	$203.1	$21.0	$(224.1)	$46.6

	Six Months Ended March 31, 2017
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$2,273.7	$266.2	$(34.7)	$2,505.2
Cost of goods sold	—	1,572.3	224.3	(34.7)	1,761.9
Gross Profit	—	701.4	41.9	—	743.3
Selling, general and administrative expenses	7.9	420.9	22.6	—	451.4
Amortization of intangible assets	—	73.3	4.6	—	77.9
Other operating expenses, net	—	0.3	—	—	0.3
Operating (Loss) Profit	(7.9)	206.9	14.7	—	213.7
Interest expense, net	148.1	—	5.0	—	153.1
Loss on extinguishment of debt	62.5	—	—	—	62.5
Other income	(145.5)	—	—	—	(145.5)
(Loss) Earnings before Income Taxes	(73.0)	206.9	9.7	—	143.6
Income tax (benefit) expense	(25.4)	72.3	3.1	—	50.0
Net (Loss) Earnings before Equity in Subsidiaries	(47.6)	134.6	6.6	—	93.6
Equity earnings in subsidiaries	141.2	0.4	—	(141.6)	—
Net Earnings	$93.6	$135.0	$6.6	$(141.6)	$93.6
Total Comprehensive Income	$91.6	$134.2	$7.4	$(141.6)	$91.6

	Six Months Ended March 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Sales	$—	$2,278.2	$272.7	$(31.0)	$2,519.9
Cost of goods sold	—	1,547.4	231.7	(31.0)	1,748.1
Gross Profit	—	730.8	41.0	—	771.8
Selling, general and administrative expenses	9.5	363.7	19.4	—	392.6
Amortization of intangible assets	—	71.7	4.5	—	76.2
Other operating expenses (income), net	—	17.3	(9.7)	—	7.6
Operating (Loss) Profit	(9.5)	278.1	26.8	—	295.4
Interest expense (income), net	150.0	(0.5)	5.5	—	155.0
Other expense	106.8	—	—	—	106.8
(Loss) Earnings before Income Taxes	(266.3)	278.6	21.3	—	33.6
Income tax (benefit) expense	(25.4)	24.8	3.8	—	3.2
Net (Loss) Earnings before Equity in Subsidiaries	(240.9)	253.8	17.5	—	30.4
Equity earnings in subsidiaries	271.3	8.2	—	(279.5)	—
Net Earnings	$30.4	$262.0	$17.5	$(279.5)	$30.4
Total Comprehensive Income	$62.6	$284.3	$22.4	$(306.7)	$62.6

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	March 31, 2017
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$1,466.6	$7.4	$24.8	$(13.9)	$1,484.9
Restricted cash	1.0	4.5	0.7	—	6.2
Receivables, net	78.4	363.1	50.1	(7.3)	484.3
Inventories	—	435.2	77.8	—	513.0
Prepaid expenses and other current assets	6.3	29.1	1.3	—	36.7
Total Current Assets	1,552.3	839.3	154.7	(21.2)	2,525.1
Property, net	—	1,308.6	37.2	—	1,345.8
Goodwill	—	2,995.3	130.6	—	3,125.9
Other intangible assets, net	—	2,723.1	84.1	—	2,807.2
Intercompany receivable	1,604.1	—	—	(1,604.1)	—
Intercompany notes receivable	147.0	—	—	(147.0)	—
Investment in subsidiaries	5,979.5	20.6	—	(6,000.1)	—
Other assets	13.6	8.0	—	—	21.6
Total Assets	$9,296.5	$7,894.9	$406.6	$(7,772.4)	$9,825.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$3.8	$0.7	$—	$—	$4.5
Accounts payable	0.1	199.5	31.9	(21.2)	210.3
Other current liabilities	54.0	171.0	16.6	—	241.6
Total Current Liabilities	57.9	371.2	48.5	(21.2)	456.4
Long-term debt	5,265.8	0.2	—	—	5,266.0
Intercompany payable	—	1,591.2	12.9	(1,604.1)	—
Intercompany notes payable	—	—	147.0	(147.0)	—
Deferred income taxes	792.7	—	21.3	—	814.0
Other liabilities	191.9	99.7	9.4	—	301.0
Total Liabilities	6,308.3	2,062.3	239.1	(1,772.3)	6,837.4
Total Shareholders’ Equity	2,988.2	5,832.6	167.5	(6,000.1)	2,988.2
Total Liabilities and Shareholders’ Equity	$9,296.5	$7,894.9	$406.6	$(7,772.4)	$9,825.6

	September 30, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$1,116.2	$14.1	$28.6	$(15.3)	$1,143.6
Restricted cash	1.0	6.7	0.7	—	8.4
Receivables, net	31.2	316.9	50.6	(13.7)	385.0
Inventories	—	435.3	67.8	—	503.1
Prepaid expenses and other current assets	3.5	31.5	1.8	—	36.8
Total Current Assets	1,151.9	804.5	149.5	(29.0)	2,076.9
Property, net	—	1,314.9	39.5	—	1,354.4
Goodwill	—	2,949.0	130.7	—	3,079.7
Other intangible assets, net	—	2,745.0	88.7	—	2,833.7
Intercompany receivable	1,519.5	—	—	(1,519.5)	—
Intercompany notes receivable	149.1	—	—	(149.1)	—
Investment in subsidiaries	5,843.6	25.6	—	(5,869.2)	—
Other assets	9.3	6.6	—	—	15.9
Total Assets	$8,673.4	$7,845.6	$408.4	$(7,566.8)	$9,360.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$11.0	$1.3	$—	$—	$12.3
Accounts payable	0.1	252.9	40.4	(29.0)	264.4
Other current liabilities	61.4	278.8	17.1	—	357.3
Total Current Liabilities	72.5	533.0	57.5	(29.0)	634.0
Long-term debt	4,551.2	—	—	—	4,551.2
Intercompany payable	—	1,509.9	9.6	(1,519.5)	—
Intercompany notes payable	—	—	149.1	(149.1)	—
Deferred income taxes	703.8	—	22.7	—	726.5
Other liabilities	337.3	93.5	9.5	—	440.3
Total Liabilities	5,664.8	2,136.4	248.4	(1,697.6)	6,352.0
Total Shareholders’ Equity	3,008.6	5,709.2	160.0	(5,869.2)	3,008.6
Total Liabilities and Shareholders’ Equity	$8,673.4	$7,845.6	$408.4	$(7,566.8)	$9,360.6

POST HOLDINGS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31, 2017
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash (Used In) Provided by Operating Activities	$(62.4)	$138.7	$(1.2)	$(101.6)	$(26.5)

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(90.2)	—	—	(90.2)
Additions to property	—	(61.7)	(2.2)	—	(63.9)
Restricted cash	—	2.2	—	—	2.2
Proceeds from sale of property and assets held for sale	—	10.3	—	—	10.3
Capitalization of subsidiaries	(107.8)	—	—	107.8	—
Proceeds from equity distributions	10.2	—	—	(10.2)	—
Net Cash Used in Investing Activities	(97.6)	(139.4)	(2.2)	97.6	(141.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,750.0	—	—	—	1,750.0
Repayments of long-term debt	(1,015.3)	(0.6)	—	—	(1,015.9)
Payment of preferred stock dividend	(6.8)	—	—	—	(6.8)
Purchases of treasury stock	(133.1)	—	—	—	(133.1)
Payments of debt issuance costs and deferred financing costs	(27.6)	—	—	—	(27.6)
Payments of tender premiums on debt extinguishment	(67.9)	—	—	—	(67.9)
Proceeds from exercise of stock awards	9.4	—	—	—	9.4
Proceeds from Parent capitalization	—	97.6	10.2	(107.8)	—
Payments for equity distributions	—	(103.0)	(10.2)	113.2	—
Other, net	1.7	—	—	—	1.7
Net Cash Provided by (Used in) Financing Activities	510.4	(6.0)	—	5.4	509.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)

Net Increase (Decrease) in Cash and Cash Equivalents	350.4	(6.7)	(3.8)	1.4	341.3
Cash and Cash Equivalents, Beginning of Year	1,116.2	14.1	28.6	(15.3)	1,143.6
Cash and Cash Equivalents, End of Period	$1,466.6	$7.4	$24.8	$(13.9)	$1,484.9

	Six Months Ended March 31, 2016
	Parent		Non-
	Company	Guarantors	Guarantors	Eliminations	Total
Net Cash Provided by Operating Activities	$80.9	$356.0	$10.2	$(250.7)	$196.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(94.4)	—	—	(94.4)
Additions to property	—	(43.2)	(1.6)	—	(44.8)
Restricted cash	—	10.4	—	—	10.4
Proceeds from sale of property	—	0.6	—	—	0.6
Proceeds from sale of businesses	(0.2)	—	6.4	—	6.2
Capitalization of subsidiaries	(123.2)	—	—	123.2	—
Proceeds from equity distributions	89.8	0.2	—	(90.0)	—
Net receipts for intercompany revolver	7.7	—	—	(7.7)	—
Net Cash (Used in) Provided by Investing Activities	(25.9)	(126.4)	4.8	25.5	(122.0)

Cash Flows from Financing Activities
Repayments of long term-debt	(7.0)	(1.0)	(0.1)	—	(8.1)
Payments of preferred stock dividends	(7.7)	—	—	—	(7.7)
Preferred stock conversion	(10.9)	—	—	—	(10.9)
Proceeds from exercise of stock awards	6.2	—	—	—	6.2
Net cash paid in advance for stock repurchase contracts	(28.3)	—	—	—	(28.3)
Proceeds from Parent capitalization	—	113.6	—	(113.6)	—
Payments for equity distributions	—	(342.2)	(0.2)	342.4	—
Net payments from intercompany revolver	—	—	(7.7)	7.7	—
Other, net	0.3	—	—	—	0.3
Net Cash Used in Financing Activities	(47.4)	(229.6)	(8.0)	236.5	(48.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	0.9	—	0.9

Net Increase in Cash and Cash Equivalents	7.6	—	7.9	11.3	26.8
Cash and Cash Equivalents, Beginning of Year	809.6	30.5	19.2	(17.9)	841.4
Cash and Cash Equivalents, End of Period	$817.2	$30.5	$27.1	$(6.6)	$868.2

NOTE 19 — SUBSEQUENT EVENTS
On April 18, 2017, the Company announced its agreement to acquire the Weetabix brand and all of the issued share capital of Latimer Newco 2 Limited (“Weetabix”) for approximately £1,400.0, on a cash-free, debt-free basis, subject to certain adjustments as described in the purchase agreement. Weetabix is a United Kingdom based packaged food company that primarily produces RTE cereal products spanning branded and private label. The acquisition is expected to close in the third quarter of calendar 2017, or Post’s fourth fiscal quarter.
On May 8, 2017, the Company announced it has commenced cash tender offers (the “Tender Offers”) to purchase any and all of its 7.75% senior notes, having an aggregate outstanding principal amount of $800.0 and any and all of its 8.00% senior notes, having an aggregate outstanding principal amount of $400.0. The Company also announced that it intends to borrow approximately $2,000.0 under a new incremental term loan facility under its existing credit facility, which, in part, along with cash on hand, will be used to fund the Tender Offers as well as the Company’s acquisition of Weetabix.

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
Acquisitions & Divestitures
We completed the following acquisitions in fiscal 2017 and 2016:

•	National Pasteurized Eggs, Inc. (“NPE”), acquired October 3, 2016; and

•	Willamette Egg Farms (“WEF”), acquired October 3, 2015.
We completed the following divestiture in fiscal 2016:

•	Certain assets of our Michael Foods Canadian egg business, sold March 1, 2016.
RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$1,255.4	$1,271.1	$(15.7)	(1)%	$2,505.2	$2,519.9	$(14.7)	(1)%

Operating Profit	$137.5	$162.5	$(25.0)	(15)%	$213.7	$295.4	$(81.7)	(28)%
Interest expense, net	80.2	77.2	(3.0)	(4)%	153.1	155.0	1.9	1%
Loss on extinguishment of debt	62.5	—	(62.5)	n/a	62.5	—	(62.5)	n/a
Other (income) expense	(1.0)	90.9	91.9	101%	(145.5)	106.8	252.3	236%
Income tax (benefit) expense	(0.2)	(10.5)	(10.3)	(98)%	50.0	3.2	(46.8)	(1,463)%
Net (Loss) Earnings	$(4.0)	$4.9	$(8.9)	(182)%	$93.6	$30.4	$63.2	208%
Net Sales
Net sales decreased $15.7 million, or 1%, during the three months ended March 31, 2017, and decreased $14.7 million, or 1%, during the six months ended March 31, 2017, compared to the corresponding periods in the prior year. These decreases were primarily due to reduced net sales in our egg, cheese, pasta, and dried fruit and nut products, as well as the absence of net sales in the current year attributable to our Michael Foods Canadian egg business which was sold in fiscal 2016. Net sales in our ready-to-eat (“RTE”) cereal business were also down in the three months ended March 31, 2017. The net sales decreases were partially offset by the inclusion of incremental contribution from the current year acquisition of NPE and net sales growth in our Premier Protein ready-to-drink (“RTD”) shake and protein bar products, along with potato and peanut butter. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $25.0 million, or 15%, during the three months ended March 31, 2017, and decreased $81.7 million, or 28%, during the six months ended March 31, 2017. These decreases were primarily due to lower segment profit within our Michael Foods Group segment partially offset by segment profit growth within our Post Consumer Brands and Active Nutrition segments for both the three and six months ended March 31, 2017. Segment profit within our Private Brands segment increased in the three month period ended March 31, 2017. Operating profit was significantly impacted in the six months ended March 31, 2017 by a provision for legal settlement of $74.5 million in the Michael Foods Group, recorded in the first quarter of fiscal 2017. In addition, general corporate expenses and other were lower in the six months ended March 31, 2017. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense increased $3.0 million, or 4%, during the three months ended March 31, 2017 compared to the corresponding period in the prior year. The increase was primarily due to an increase in the outstanding amount of debt principal driven by our August 2016 and February 2017 senior notes issuances, partially offset by a decrease in our weighted-average interest rate resulting from partial debt refinancings completed in the fourth quarter of fiscal 2016 and the second quarter of fiscal 2017. Interest expense decreased $1.9 million, or 1%, during the six months ended March 31, 2017, compared to the corresponding period in the prior year, primarily due to a decrease in our weighted-average interest rate. Our weighted-average interest rate on our total outstanding debt was 6.0% and 6.9% at March 31, 2017 and 2016, respectively. For additional information on our debt, refer to Note 14 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Loss on Extinguishment of Debt
During the three and six months ended March 31, 2017, we recognized a loss of $62.5 million related to the extinguishment of debt. The loss related to the extinguishment of the remaining portion of our 7.375% senior notes and the entire principal balance of our 6.75% senior notes. The expense included a tender premium of $67.9 million and deferred financing fee write-offs of $10.1 million, partially offset by $15.5 million of write-offs for unamortized debt premium. No such losses were incurred in the prior year periods. For additional information on our debt, refer to Note 14 in the “Notes to Consolidated Financial Statements.”
Other (Income) Expense
During the three and six months ended March 31, 2017, we recognized net gains of $1.0 million and $145.5 million, respectively, on our interest rate swaps, compared to losses of $90.9 million and $106.8 million in the three and six months ended March 31, 2016, respectively. Of the total net gains, non-cash mark-to-market adjustments of $1.6 million and $146.6 million were recognized in the three and six months ended March 31, 2017, respectively, offset by $0.6 million and $1.1 million paid for cash settlements in the three and six months ended March 31, 2017, respectively. For the three and six months ended March 31, 2016, all losses were related to non-cash mark-to-market adjustments. For additional information on our interest rate swaps, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Income Taxes
The effective income tax rate was 5% and 35% for the three and six months ended March 31, 2017, respectively, and 188% and 10% for the three and six months ended March 31, 2016, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, we record income tax expense for the interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three and six month periods. In the three months ended March 31, 2017, the effective tax rate differed significantly from the statutory rate as a result of the expectation that the Domestic Production Activities Deduction under the Internal Revenue Code (“DPAD”) would have a favorable impact on the effective income tax rate, and that certain valuation allowances would have an unfavorable impact on the effective income tax rate. In the fiscal 2016 periods, the effective tax rate differed significantly from the statutory rate as a result of discrete items occurring in the second quarter of fiscal 2016 primarily relating to our decision to exit our Canadian egg business reported in the Michael Foods Group segment and the expectation that the DPAD would have a favorable impact on the effective income tax rate.
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

Post Consumer Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$431.1	$440.1	$(9.0)	(2)%	$851.7	$851.7	$—	—%
Segment Profit	$90.1	$74.7	$15.4	21%	$171.7	$137.6	$34.1	25%
Segment Profit Margin	21%	17%			20%	16%
Net sales for the Post Consumer Brands segment decreased $9.0 million, or 2%, for the three months ended March 31, 2017 as compared to the prior year period resulting from lower average net selling prices and reduced volumes. Average net selling prices decreased 1% during the three months ended March 31, 2017 primarily due to higher trade spending partially offset by a favorable sales mix as branded volumes increased and lower margin co-manufacturing and governmental bid business volumes decreased. The favorable shift in sales mix was driven by targeted promotional activity combined with intentional volume reductions in our governmental bid business. Overall volumes decreased 1%, primarily due to reductions in Great Grains, Honey Bunches of Oats, co-manufacturing, governmental bid business and adult classic brands, partially offset by a combined 7% increase in Pebbles and Malt-O-Meal branded products.
Net sales for the Post Consumer Brands segment were flat for the six months ended March 31, 2017 as compared to the prior year period with 1% higher average net selling prices being offset by 1% lower volumes. The increase in average net selling prices was driven by a favorable sales mix as branded volumes increased and lower margin co-manufacturing and governmental bid business volumes decreased. This increase was partially offset by higher trade spending. Volume decreases were primarily due to reductions in Great Grains, Honey Bunches of Oats, co-manufacturing, governmental bid business and adult classic brands, partially offset by a combined 7% increase in Pebbles and Malt-O-Meal branded products.
Segment profit for the three months ended March 31, 2017 increased $15.4 million, or 21%, when compared to the prior year. The increase in segment profit was primarily due to a 393 basis point improvement in segment profit margin. This improvement was driven by reduced advertising and promotional spending of $12.8 million, lower materials costs and $1.5 million lower integration costs in the three months ended March 31, 2017 as compared to the prior year. These increases were partially offset by higher manufacturing costs of $4.9 million and lower net sales, as previously discussed.
Segment profit for the six months ended March 31, 2017 increased $34.1 million, or 25%, when compared to the prior year. The increase in segment profit was primarily due to a 400 basis point improvement in segment profit margin. This improvement was driven by reduced advertising and promotional spending of $15.7 million, lower materials costs and $8.9 million lower integration costs in the six months ended March 31, 2017 as compared to the prior year. These increases were partially offset by higher manufacturing costs of $7.0 million.
Michael Foods Group

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$515.0	$557.7	$(42.7)	(8)%	$1,054.8	$1,144.1	$(89.3)	(8)%
Segment Profit	$42.7	$89.6	$(46.9)	(52)%	$25.7	$170.4	$(144.7)	(85)%
Segment Profit Margin	8%	16%			2%	15%
Net sales for the Michael Foods Group segment decreased $42.7 million, or 8%, for the three months ended March 31, 2017. Excluding the impact of the current year acquisition of NPE, net sales decreased $66.3 million, or 12%. Excluding the current year impact of NPE, egg product sales were down 11%, with volume up 2%. Volumes increased in the three months ended March 31, 2017 as egg supply returned to levels consistent with those prior to the spring 2015 outbreak of avian influenza (“AI”) which reduced our egg supply available for sale in the prior year. Despite higher volumes, revenues decreased due to lower selling prices resulting from the reversal of price increases taken in the prior year to offset higher costs incurred as a result of AI, as well as significantly lower market-based egg prices. Refrigerated potato products sales were up 4%, with volume up 6%. Pasta sales were down 12% on 5% lower volumes, primarily due to weather-related production issues and the pass through of lower wheat ingredient costs to customers. Cheese and other dairy case products sales were down 22%, with volume down 23%, primarily due to losses within the low-margin private label cheese business and branded cheese distribution losses and general demand weakness. Net sales for the Michael Foods Group were also impacted in the three months ended March 31, 2017 by the absence of sales from our Michael

Foods Canadian egg business ($3.4 million for the three months ended March 31, 2016) which was sold in the second quarter of fiscal 2016.
Net sales for the Michael Foods Group segment decreased $89.3 million, or 8%, for the six months ended March 31, 2017. Excluding the impact of the current year acquisition of NPE, net sales decreased $136.2 million, or 12%. Excluding the current year impact of NPE, egg product sales were down 12%, with volume up 6%. Volumes increased as egg supply returned to levels consistent with those prior to the outbreak of AI, and revenues decreased due to lower selling prices resulting from the reversal of price increases taken in the prior year to offset higher costs incurred as a result of AI, as well as significantly lower market-based egg prices. Refrigerated potato products sales were up 2%, with volume up 3%. Pasta sales were down 9% on 3% lower volumes, primarily due to weather-related production issues and the pass through of lower wheat ingredient costs to customers. Cheese and other dairy case products sales were down 21% on 21% lower volumes, primarily due to losses within the low-margin private label cheese business and branded cheese distribution losses and general demand weakness. Net sales for the Michael Foods Group were also impacted in the six months ended March 31, 2017 by the absence of sales from our Michael Foods Canadian egg business ($9.6 million for the six months ended March 31, 2016) which was sold in the second quarter of fiscal 2016.
Segment profit decreased $46.9 million, or 52%, for the three months ended March 31, 2017. Excluding the impact of the current year acquisition of NPE, segment profit decreased $46.3 million, or 52%. Egg results decreased as a result of lower net selling prices, as previously discussed. Cheese and dairy results decreased $5.1 million as a result of lost volume, as previously discussed. Pasta results were down year over year driven by lower volumes and higher manufacturing costs. These decreases were partially offset by favorable potato results compared to the prior year.
Segment profit decreased $144.7 million, or 85%, for the six months ended March 31, 2017. Excluding the impact of the current year acquisition of NPE, segment profit decreased $142.0 million, or 83%. The decrease in segment profit is primarily due to provisions for legal settlements of $74.5 in the first quarter of 2017. In addition, egg results decreased compared to fiscal 2016, due to lower net selling prices, as previously discussed. Cheese and dairy results decreased $5.7 million as a result of lost volume, as previously discussed. Pasta results were down year over year driven by lower volumes and higher manufacturing costs. These decreases were partially offset by favorable potato results compared to the prior year.
Active Nutrition

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$177.3	$143.8	$33.5	23%	$331.2	$259.6	$71.6	28%
Segment Profit	$21.2	$13.8	$7.4	54%	$46.1	$24.3	$21.8	90%
Segment Profit Margin	12%	10%			14%	9%
Net sales for the Active Nutrition segment increased $33.5 million, or 23%, for the three months ended March 31, 2017, primarily attributable to protein shake and other RTD sales, where gross sales were up 51% on 51% higher volumes, fueled by increased consumption and distribution of shakes, as well as new product introductions. Gross sales for bars were up 4% on 2% lower volumes and gross sales for powders were up 3% on 10% higher volumes. Average net selling prices for the Active Nutrition segment were down primarily due to higher trade spending in the three months ended March 31, 2017.
Net sales for the Active Nutrition segment increased $71.6 million, or 28%, for the six months ended March 31, 2017, primarily attributable to protein shake and other RTD sales, where gross sales were up 57% on 55% higher volumes, fueled by increased consumption and distribution of shakes, as well as new product introductions. Gross sales for bars were up 5% on 4% higher volumes and gross sales for powders were up 2% on 10% higher volumes. Average net selling prices for the Active Nutrition segment were down primarily due to higher trade spending in the six months ended March 31, 2017.
Segment profit increased $7.4 million, or 54%, for the three months ended March 31, 2017. This increase was driven by higher volumes, as previously described, and favorable raw material costs of $8.3 million, partially offset by $6.3 million higher advertising and promotion spending.
Segment profit increased $21.8 million, or 90%, for the six months ended March 31, 2017. This increase was driven by higher volumes, as previously described, and favorable raw material costs of $13.9 million, partially offset by $8.5 million higher advertising and promotion spending and increased employee-related expenses resulting from increased headcount to support the growing segment.

Private Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$132.1	$129.7	$2.4	2%	$267.7	$265.3	$2.4	1%
Segment Profit	$9.5	$7.7	$1.8	23%	$16.5	$20.6	$(4.1)	(20)%
Segment Profit Margin	7%	6%			6%	8%
Net sales for the Private Brands segment increased $2.4 million, or 2%, for the three months ended March 31, 2017 (including reduced intercompany sales of $0.1 million to the Post Consumer Brands segment). Net sales were positively impacted by a favorable sales mix with increases in higher-margin organic peanut butter and tree nut butters, as well as an increase in traditional peanut butter sales. Overall volumes were flat as these increases along with increases in cereal were offset by declines in dried fruit and nut and granola. Net selling prices were lower in the three months ended March 31, 2017, as raw material cost savings were passed through to customers and trade spending related to branded products increased.
Net sales for the Private Brands segment increased $2.4 million, or 1%, for the six months ended March 31, 2017 (including reduced intercompany sales of $0.6 million to the Post Consumer Brands segment). Net sales were positively impacted by a favorable sales mix with a shift towards higher-margin organic peanut butter and away from lower-margin traditional peanut butter sales. This mix improvement was partially offset by overall segment volume declines of 1% and lower net selling prices resulting from raw material cost savings being passed through to customers as well as higher trade spending on branded products.Volume declines are primarily attributable to lower traditional peanut butter and dried fruit and nut volumes, partially offset by higher organic peanut butter, tree-nut butters, cereal and granola volumes.
Segment profit increased $1.8 million, or 23%, for the three months ended March 31, 2017 due to a favorable sales mix, as previously discussed, lower raw material costs and favorable foreign exchange conversion rates. These increases were partially offset by increased expenses related to co-manufacturing agreements and higher manufacturing costs resulting from capacity constraints. Segment profit in the three months ended March 31, 2016 was negatively impacted by losses of $0.6 million on a disposal of fixed assets.
Segment profit decreased $4.1 million, or 20%, for the six months ended March 31, 2017 primarily due to lower volumes, as previously discussed, increased expenses related to co-manufacturing agreements and higher manufacturing costs resulting from capacity constraints. These decreases were partially offset by a favorable sales mix, as previously discussed, and favorable foreign exchange conversion rates. Segment profit in the six months ended March 31, 2016 was negatively impacted by losses of $0.6 million on a disposal of fixed assets.
General Corporate Expenses and Other

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General corporate expenses and other	$26.0	$23.3	$(2.7)	(12)%	$46.3	$57.5	$11.2	19%
General corporate expenses and other increased $2.7 million, or 12%, during the three months ended March 31, 2017. The increase was due to higher third party acquisition and divestiture related costs of $2.6 million, increased losses (as compared to gains in the prior year) related to mark-to-market adjustments on commodity hedges of $4.1 million and higher stock-based compensation of $1.8 million. These increases were partially offset by lower restructuring and plant closure costs of $0.8 million and lower outside professional services costs of $1.3 million. In addition, losses on assets held for sale of $4.4 million were recorded in the three months ended March 31, 2016 to adjust the carrying value of the assets to their final fair value less estimated selling costs.
General corporate expenses and other decreased $11.2 million, or 19%, during the six months ended March 31, 2017. The decrease was due to lower restructuring and plant closure costs of $5.1 million, increased gains (as compared to losses in the prior year) related to mark-to-market adjustments on commodity hedges of $1.2 million and lower outside professional services costs of $3.4 million. In addition, a gain on assets held for sale of $0.2 million was recorded in the six months ended March 31, 2017 to adjust the carrying value of the assets to their final fair value less estimated selling costs compared to losses on assets held for sale of $8.4 million in the prior year. These decreases were partially offset by higher stock-based compensation of $3.7 million and increased third party acquisition and divestiture related costs of $1.3 million.

Restructuring and Plant Closure
The table below shows the amount of restructuring and plant closure costs attributable to each segment. These amounts are excluded from the measure of segment profit but are included in “General corporate expenses and other.” For additional information on our restructuring and plant closure costs, refer to Note 3 in the “Notes to Consolidated Financial Statements.”

	Three Months Ended March 31,			Six Months Ended March 31,
dollars in millions	2017	2016	$ Change	2017	2016	$ Change
Post Consumer Brands	$—	$0.3	$0.3	$—	$0.8	$0.8
Active Nutrition	—	0.5	0.5	0.2	4.5	4.3
	$—	$0.8	$0.8	$0.2	$5.3	$5.1
Assets Held for Sale
The table below shows the amount of (gain) losses on assets held for sale attributable to each segment. These amounts are excluded from the measure of segment profit but are included in “General corporate expenses and other.” For additional information on our assets held for sale, refer to Note 3 and Note 12 in the “Notes to Consolidated Financial Statements.”

	Three Months Ended March 31,			Six Months Ended March 31,
dollars in millions	2017	2016	$ Change	2017	2016	$ Change
Post Consumer Brands	$—	$1.4	$1.4	$—	$5.0	$5.0
Active Nutrition	—	3.0	3.0	(0.2)	3.4	3.6
	$—	$4.4	$4.4	$(0.2)	$8.4	$8.6
LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of fiscal 2017, we repurchased 1.7 million shares of our common stock at an average share price of$76.32 for a total cost of $133.1 million.
In February 2017, we issued 5.50% and 5.75% senior notes due in March 2025 and March 2027, respectively, in an aggregate principal amount of $1,750.0 million. The majority of the proceeds were used to repay the 7.375% and 6.75% senior notes maturing February 2022 and December 2021, respectively, with a total principal value of approximately $1,008.0 million.
In March 2017, we amended and restated our existing credit agreement (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 million.
In April 2017, we announced an agreement to acquire the Weetabix brand and all of the issued share capital of Latimer Newco 2 Limited (“Weetabix”) for approximately £1,400.0, on a cash-free, debt-free basis, subject to certain adjustments as described in the purchase agreement. The acquisition is expected to close in the third quarter of calendar 2017, or our fourth fiscal quarter.
In May 2017, we announced the commencement of cash tender offers (the “Tender Offers”) to purchase any and all of our 7.75% senior notes, having an aggregate outstanding principal amount of $800.0 million and any and all of our 8.00% senior notes, having an aggregate outstanding principal amount of $400.0 million. We also announced that we intend to borrow approximately $2.0 billion under a new incremental term loan facility under our existing credit facility, which, in part, along with cash on hand, will be used to fund the Tender Offers as well as the acquisition of Weetabix.
The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2017	2016
Cash (used in) provided by operating activities	$(26.5)	$196.4
Cash used in investing activities	(141.6)	(122.0)
Cash provided by (used in) financing activities	509.8	(48.5)
Effect of exchange rate changes on cash	(0.4)	0.9
Net increase in cash and cash equivalents	$341.3	$26.8
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
Cash used in operating activities for the six months ended March 31, 2017 was $26.5 million compared to cash provided by operating activities of $196.4 million in the prior year period. The year over year change was primarily driven by $103.0 million of legal settlements paid in the current year period, increased payments of advertising and promotional expenses in the current year, increased incentive payments paid in the current year on above target fiscal 2016 performance and higher interest payments of $5.6 million. Working capital was also impacted in the six months ended March 31, 2017 by an increase in income taxes receivable of $48.0 million which included lower payments for income taxes of $19.9 million in the current year as compared to the six months ended March 31, 2016.
Cash used in investing activities for the six months ended March 31, 2017 increased $19.6 million compared to the prior year period, driven by an increase in capital expenditures of $19.1 million and net proceeds received from the sale of businesses of $6.2 million in the prior year partially offset by a reduction in cash paid for acquisitions of $4.2 million and $10.3 million of proceeds received from the sale of our Modesto and Farmers Branch facilities.
Cash provided by financing activities for the six months ended March 31, 2017 was $509.8 million compared to cash used in financing activities of $48.5 million in the prior year period. In the second quarter of fiscal 2017, we completed a debt refinancing in which we issued $1,750.0 million principal of 5.50% and 5.75% senior notes and utilized a portion of the proceeds to repay the outstanding principal balances of our 7.375% and 6.75% senior notes, which resulted in a total principal payment of $1,008.0 million. Related to the refinancing, we paid a tender premium of $67.9 million for the early extinguishment of the senior notes. For the issuance of the new senior notes and the amendment and restatement of our Credit Agreement, we paid $27.6 million in debt issuance costs and deferred financing fees. During the first quarter of fiscal 2017, we also repurchased 1.7 million shares of our common stock at a cost of $133.1 million. The prior year outflow was driven by $28.3 million net cash paid in advance for stock repurchase contracts and a $10.9 million payment related to the December 2015 conversion of 0.9 million shares of our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock.
Debt Covenants
Under the terms of the Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage if all outstanding amounts under the revolving credit facility exceed 30% of the Company’s revolving credit commitments. As of March 31, 2017, we were in compliance with such financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of March 31, 2017, our pro forma consolidated interest coverage ratio exceeded this threshold.
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

As discussed in greater detail in our Annual Report on Form 10-K for the year ended September 30, 2016, our Dymatize reporting unit, which is included in our Active Nutrition segment, failed the first step of the goodwill impairment test but was ultimately not impaired in fiscal 2016. During the first six months of fiscal 2017, the specialty sports nutrition channel, in which Dymatize sells the majority of its products, has continued to experience weaker than anticipated sales. If the specialty channel declines continue or accelerate and we are unsuccessful in moving into alternative channels, management will have to reassess its long-term expectations for the Dymatize reporting unit. This reassessment could ultimately result in impairments within our Active Nutrition segment, which could be material to our financial statements. We will continue to monitor our actual performance and overall category trends against our long-range estimates.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	the timing to consummate the pending acquisition of Weetabix;

•	the ability and timing to obtain required regulatory approvals and satisfy other closing conditions;

•	our ability to promptly and effectively integrate the Weetabix business and obtain expected cost savings and synergies within the expected timeframe;

•
operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with Weetabix employees, customers or suppliers) that may be greater than expected following the consummation of the acquisition of Weetabix;

•	our ability to retain certain key employees at Weetabix;

•	our ability to borrow funds under a new senior secured term loan facility on terms acceptable to us or at all;

•	the risks associated with the disruption of management’s attention from ongoing business operations due to the Weetabix transaction;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to anticipate and respond to changes in consumer preferences and trends;

•	our ability to identify and complete acquisitions and manage our growth;

•	changes in our cost structure, management, financing and business operations;

•	our ability to integrate acquired businesses and whether acquired businesses will perform as expected;

•	changes in economic conditions and consumer demand for our products;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	impairment in the carrying value of goodwill or other intangibles;

•	our ability to successfully implement business strategies to reduce costs;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	legal and regulatory factors, including environmental laws, advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding and housing operations;

•	our ability to maintain competitive pricing, introduce new products and successfully manage our costs;

•	the ultimate impact litigation may have on us;

•	the ultimate outcome of the remaining portions of the Michael Foods egg antitrust litigation, including formal court approval of the announced settlement with the direct purchaser plaintiffs;

•	the loss or bankruptcy of a significant customer;

•	consolidations in the retail grocery and foodservice industries;

•	the ability of our private label products to compete with nationally branded products;

•	disruptions or inefficiencies in supply chain;

•	our reliance on third party manufacturers for certain of our products;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	changes in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	loss of key employees;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension and other post-retirement plans;

•	business disruptions caused by information technology failures and/or technology hacking;

•	our ability to protect our intellectual property;

•	media campaigns and improper use of social media that damage our brands;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	significant differences in our actual operating results from our guidance regarding our future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses;

•	our high leverage and substantial debt, including covenants that restrict the operation of our business;

•	our ability to service our outstanding debt or obtain additional financing, including both secured and unsecured debt; and

•
other risks and uncertainties included under “Risk Factors” in this document, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 18, 2016, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, filed with the SEC on February 3, 2017.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2017, we had outstanding principal value of indebtedness of $5,334.7 million related to our various senior notes issuances, our 5.25% tangible equity units, remaining principal balance for debt assumed in the acquisition of Michael Foods and National Pasteurized Eggs, Inc. and a revolving credit facility with a $800.0 million borrowing capacity. The revolving credit facility has outstanding letters of credit of $10.0 million which reduced the available borrowing capacity to $790.0 million at March 31, 2017. The total $5,334.7 million outstanding indebtedness bears interest at fixed rates with a weighted-average interest rate of 6.0% and is not subject to change based on changes in market interest rates.
As of March 31, 2017, we had interest rate swaps with a notional amount of $76.8 million that obligate us to pay a fixed rate of 3.1% and receive one-month LIBOR. Cash settlements on these swaps began in July 2016 and will end in May 2021. In addition, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a lump sum net settlement in July 2018, as well as interest rate swaps with a $899.3 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 3.7% and receive three-month LIBOR and will result in a lump sum net settlement in December 2019.
Borrowings under the revolving credit facility will bear interest, at our option, at an annual rate equal to either the Base Rate, Eurodollar Rate or Canadian Dollar Offered Rate (“CDOR Rate”) plus an applicable margin ranging from 1.75% to 2.25% for

Eurodollar Rate-based loans and CDOR Rate-based loans and from 0.75% to 1.25% for Base Rate-based loans, depending in each case on our senior secured leverage ratio.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s acquisitions in fiscal 2016 and 2017, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. The Company’s fiscal 2017 acquisition of National Pasteurized Eggs, Inc. will be excluded from management's assessment of internal control over financial reporting as of September 30, 2017.
Except as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On January 19, 2017, Michael Foods entered into a settlement, the details of which are confidential, with the opt-out plaintiffs (excluding those opt-out plaintiffs whose claims relate primarily or exclusively to egg products; several of those plaintiffs are now appealing the dismissal of the egg products claims). This settlement was paid by the Company as of March 31, 2017. Michael Foods has at all times denied liability in this matter, and neither settlement contains any admission of liability by Michael Foods.
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
ITEM 1A. RISK FACTORS.
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 18, 2016, as of and for the year ended September 30, 2016, and in our Quarterly Report on Form 10-Q, filed with the SEC on February 3, 2017, in addition to those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition or results.
Our pending acquisition of Weetabix may not be consummated, and if the transaction is not completed, we may be subject to monetary or other damages under the purchase agreement.
On April 18, 2017, we entered into a purchase agreement to acquire all of the equity of Latimer Newco 2 Limited (“Weetabix”) for approximately £1.4 billion on a cash-free, debt-free basis, subject to certain adjustments as described in the purchase agreement. Completion of this acquisition is subject to certain limited closing conditions, including regulatory review as described below.
We expect the transaction to close in the third quarter of 2017 (our fiscal fourth quarter). There can be no assurance, however, that all closing conditions for the acquisition will be satisfied and, if they are satisfied, that they will be satisfied in time for the closing to occur during the period noted above. The purchase agreement may be terminated under certain limited circumstances, and the purchase agreement automatically terminates if the limited closing conditions have not been satisfied or waived by December 27, 2017.
If the limited closing conditions have not been satisfied because, on or before December 27, 2017, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) has not occurred and/or applicable approvals from the Competition Authority of Kenya have not been received, other than as a result of the sellers not complying with their obligations relating to such closing conditions, and all other closing conditions have been satisfied or waived by the Company, then the Company must pay to the sellers a termination fee of £30.0 million.
We intend to finance a portion of the purchase price with debt financing. However, our ability to obtain financing is not a condition to closing under the purchase agreement. We believe that the new proceeds of any financing we obtain, together with cash on hand, will be sufficient to fund the purchase price for the Weetabix acquisition. However, our ability to obtain financing may be subject to certain conditions that may not be satisfied at the closing of the acquisition. If we are unable to obtain sufficient financing or experience a significant diminution of our existing cash and cash equivalents or other sources of capital, and as a result we do not have sufficient funds to complete the acquisition of Weetabix, we may be subject to monetary or other damages under the purchase agreement as a result of our failure to complete the acquisition.
Failure to complete the Weetabix acquisition could impact our stock price, our future business and financial results and/or our operations.
If the acquisition of Weetabix is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•
depending on the reasons for the failure to complete the Weetabix acquisition, we could be liable to the sellers for monetary or other damages in connection with the termination or breach of the purchase agreement;

•	we have dedicated significant time and resources, financial and otherwise, in planning for the acquisition and the associated integration;

•	we are responsible for certain transaction costs relating to the Weetabix acquisition, whether or not the acquisition is completed;

•
while the purchase agreement is in force, we are subject to certain restrictions, including our ability to pursue other acquisitions that could reasonably be expected to prejudice or delay the receipt of the U.S. or Kenyan regulatory clearances required to complete the Weetabix acquisition, which may adversely affect our ability to execute certain of our business strategies; and

•
matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Weetabix acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We may also be subject to litigation related to any failure to complete the acquisition or to enforcement proceedings commenced against us to perform our obligations under the purchase agreement. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.
We may be unable to integrate the Weetabix business successfully and realize the anticipated benefits of the acquisition.
The acquisition of Weetabix involves the combination of two companies that currently operate independently. We will be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business, in particular our Post Consumer Brands business and Weetabix’s North American business operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our business with that of Weetabix in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of Weetabix in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including cash costs to integrate the two businesses that may exceed the cash costs that we currently anticipate; and

•
although the warranties regarding the business and operations of Weetabix made by certain of the sellers who are members of Weetabix’s management in the management warranty deed executed simultaneously with the purchase agreement survive the closing and we have indemnification rights against these members of management in the event any of such warranties prove after the closing to have been inaccurate or breached, the liability of these members of management for such claims is capped at £2.2 million in the aggregate, and no portion of the purchase price for the transaction will be held in escrow for the purpose of funding indemnification claims under the management warranty deed, so we may not be able to collect any damages we may incur for inaccuracies or breaches in warranties from these members of management after closing.

Accordingly, even if the acquisition of Weetabix is consummated, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.
We may be unable to obtain the regulatory clearances required to complete the Weetabix acquisition or, in order to do so, we or Weetabix may be required to comply with material restrictions or satisfy material conditions.
The closing of the acquisition is subject to the condition that the applicable waiting period, including any applicable extension thereof, under the HSR Act has expired or been duly terminated and that the applicable approvals from the Competition Authority of Kenya have been received (and in the event that Kenyan approval is delayed under certain circumstances set forth in the purchase agreement, the Kenyan antitrust condition will be deemed satisfied provided that the shares in Weetabix’s Kenyan entity remain with the sellers until such time as the Kenyan approval is received). We cannot provide any assurance that all required regulatory clearances will be obtained. If a governmental authority asserts objections to the acquisition, we may be required to divest some assets or take other action in order to obtain antitrust clearance. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust or other regulatory approval. In addition, the purchase agreement provides that we are subject to certain covenants to obtain antitrust clearance, such that if a governmental authority asserts objections to the acquisition, we may be required to divest some assets or take other action in order to obtain antitrust clearance. If we are required to take such actions in order to close the acquisition, it could be detrimental to the combined organization following the consummation of the acquisition. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed acquisition or imposing additional costs on or limiting the revenues or cash of the combined organization following the consummation of the acquisition.
Even if the parties receive early termination of the statutory waiting period under the HSR Act or the waiting period required expires, the U.S. Department of Justice, the U.S. Federal Trade Commission, or other regulatory authorities could take action under the antitrust laws to prevent or rescind the acquisition, require the divestiture of assets or seek other remedies. Additionally, state attorneys general could seek to block or challenge the Weetabix acquisition as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the acquisition, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under antitrust laws.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

*‡2.1
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Latimer Newco 2 Limited, dated as of April 18, 2017, by and among the Investor Sellers and Management Sellers named therein, Westminster Acquisition Limited, and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 18, 2017)

*‡2.2
Management Warranty Deed, dated as of April 18, 2017, by and among the Warrantors named therein and Westminster Acquisition Limited (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on April 18, 2017)

*3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012)

*3.2	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 4, 2016)

*4.1
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

*4.2
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

*4.3
Senior Indenture, dated as of May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 28, 2014)

*4.4
First Supplemental Indenture, dated as of May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2014)

*4.5
Purchase Contract Agreement, dated as of May 28, 2014, between Post Holdings, Inc. and U.S. Bank National Association, as purchase contract agent (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 28, 2014)

*4.6
Indenture, dated as of June 2, 2014, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

*4.7
Indenture (2024 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 18, 2015)

*4.8
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

*4.9
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

*4.10
Indenture (2025 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2017)

*4.11
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

Exhibit No.	Description
*10.59
Amended and Restated Credit Agreement, dated as of March 28, 2017, by and among Post Holdings, Inc., the institutions from time to time party thereto as lenders, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Syndication Agents, Credit Suisse Securities (USA) LLC and JPMorgan Chase Bank, N.A., as Documentation Agents, and Barclays Bank PLC, as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2017)

**10.60
First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2017, by and among Post Holdings, Inc., Barclays Bank PLC, as Administrative Agent, the Required Lenders (as defined therein) and the Guarantors (as defined therein)

**31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 3, 2017

**31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 3, 2017

**32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 3, 2017

**101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Incorporated by reference.
**	Furnished with this Form 10-Q.
†	These exhibits constitute management contracts, compensatory plans and arrangements.
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

POST HOLDINGS, INC.
Date:	May 9, 2017	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
SVP and Chief Financial Officer (Principal Financial and Accounting Officer)