Form 10-Q
period 2017-06-30
Post Holdings, Inc.
filed 2017-08-04
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Common stock, $0.01 Par Value – 66,156,938 shares as of July 31, 2017

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net Sales	$1,272.1	$1,246.1	$3,777.3	$3,766.0
Cost of goods sold	878.4	847.9	2,640.3	2,596.0
Gross Profit	393.7	398.2	1,137.0	1,170.0
Selling, general and administrative expenses	164.2	216.0	615.6	608.6
Amortization of intangible assets	38.9	38.2	116.8	114.4
Other operating expenses, net	0.1	2.0	0.4	9.6
Operating Profit	190.5	142.0	404.2	437.4
Interest expense, net	76.5	77.3	229.6	232.3
Loss on extinguishment of debt	160.4	—	222.9	—
Other expense (income), net	45.2	62.6	(100.3)	169.4
(Loss) Earnings before Income Taxes	(91.6)	2.1	52.0	35.7
Income tax (benefit) expense	(32.1)	(1.2)	17.9	2.0
Net (Loss) Earnings	(59.5)	3.3	34.1	33.7
Preferred stock dividends	(3.4)	(3.3)	(10.2)	(21.7)
Net (Loss) Earnings Available to Common Shareholders	$(62.9)	$—	$23.9	$12.0

(Loss) Earnings per Common Share:
Basic	$(0.93)	$—	$0.35	$0.17
Diluted	$(0.93)	$—	$0.34	$0.17

Weighted-Average Common Shares Outstanding:
Basic	67.5	69.2	68.3	68.6
Diluted	67.5	69.2	69.8	70.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net (Loss) Earnings	$(59.5)	$3.3	$34.1	$33.7
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	—	—	—	1.6
Reclassifications to net (loss) earnings	(0.5)	(0.7)	(1.7)	(0.2)
Unrealized gain on plan amendment	—	—	—	36.1
Cash flow hedge adjustments:
Unrealized net (loss) on derivatives designated as cash flow hedges	(2.7)	—	(2.7)	—
Reclassifications to net (loss) earnings	0.3	—	0.3	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	2.1	(0.2)	0.8	9.7
Reclassifications to net (loss) earnings	—	—	—	(1.3)
Tax benefit (expense) on other comprehensive (loss) income	1.2	0.3	1.7	(14.3)
Total Comprehensive (Loss) Income	$(59.1)	$2.7	$32.5	$65.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2017	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$2,472.7	$1,143.6
Restricted cash	5.9	8.4
Receivables, net	480.3	385.0
Inventories	526.6	503.1
Prepaid expenses and other current assets	34.7	36.8
Total Current Assets	3,520.2	2,076.9
Property, net	1,366.9	1,354.4
Goodwill	3,126.0	3,079.7
Other intangible assets, net	2,768.3	2,833.7
Other assets	22.8	15.9
Total Assets	$10,804.2	$9,360.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.7	$12.3
Accounts payable	214.8	264.4
Other current liabilities	309.8	357.3
Total Current Liabilities	547.3	634.0
Long-term debt	6,368.5	4,551.2
Deferred income taxes	793.1	726.5
Other liabilities	344.2	440.3
Total Liabilities	8,053.1	6,352.0

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.7	0.7
Additional paid-in capital	3,569.8	3,546.0
Accumulated deficit	(390.2)	(424.3)
Accumulated other comprehensive loss	(62.0)	(60.4)
Treasury stock, at cost	(367.2)	(53.4)
Total Shareholders’ Equity	2,751.1	3,008.6
Total Liabilities and Shareholders’ Equity	$10,804.2	$9,360.6

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net Earnings	$34.1	$33.7
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	232.9	226.9
Unrealized (gain) loss on interest rate and cross-currency swaps	(101.8)	169.4
Loss on extinguishment of debt	222.9	—
Gain on foreign currency	(34.9)	(0.3)
Assets held for sale	(0.2)	9.5
Non-cash stock-based compensation expense	17.4	12.9
Deferred income taxes	49.6	(61.9)
Other, net	1.3	1.2
Other changes in current assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables, net	(87.0)	14.3
Increase in inventories	(21.0)	(41.4)
Increase in prepaid expenses and other current assets	(0.1)	(8.4)
(Decrease) increase in accounts payable and other current liabilities	(106.1)	6.6
Increase in non-current liabilities	1.1	5.0
Net Cash Provided by Operating Activities	208.2	367.5

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(90.2)	(94.4)
Additions to property	(125.0)	(81.1)
Restricted cash	2.5	16.1
Proceeds from sale of property and assets held for sale	10.5	1.8
Proceeds from sale of businesses	—	6.7
Net Cash Used in Investing Activities	(202.2)	(150.9)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	3,950.0	—
Repayments of long-term debt	(2,082.2)	(11.6)
Purchases of treasury stock	(313.8)	—
Payments of preferred stock dividends	(10.2)	(11.0)
Preferred stock conversion	—	(10.9)
Payments of debt issuance costs and deferred financing costs	(52.4)	—
Payments of tender premiums on debt extinguishment	(219.8)	—
Proceeds from exercise of stock awards	13.4	6.6
Net cash received from stock repurchase contracts	—	1.1
Other, net	3.2	0.2
Net Cash Provided by (Used in) Financing Activities	1,288.2	(25.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	34.9	0.8
Net Increase in Cash and Cash Equivalents	1,329.1	191.8
Cash and Cash Equivalents, Beginning of Year	1,143.6	841.4
Cash and Cash Equivalents, End of Period	$2,472.7	$1,033.2

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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive (loss) income, financial position and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain prior year amounts have been reclassified to conform with the 2017 presentation. These reclassifications had no impact on net (loss) earnings or shareholders’ equity, as previously reported.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step 2 of the goodwill impairment test, which requires the calculation of the implied fair value of goodwill to measure a goodwill impairment charge. Under this ASU, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2021) with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. Additionally, the ASU requires a prospective method of adoption. The Company is currently evaluating the timing of adopting this ASU. The adoption of this new guidance would affect those reporting units that fail step 1 of the annual goodwill impairment test. At September 30, 2016, the Dymatize reporting unit failed step 1 and subsequently passed step 2, resulting in no impairment charge being recorded. All other reporting units passed step 1 of the goodwill impairment test at September 30, 2016,  the last goodwill impairment evaluation date.  The impact of this ASU may result in an impairment charge which could be material to the Company.
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
In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 is intended to clarify and suggest improvements to the application of current standards under Topic 606 and other Topics amended by ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The effective date of this ASU is the same as the effective date for ASU 2014-09 (i.e., Post’s financial statements for the year ending September 30, 2019).The Company is in the initial stages of assessing the impact that these standards will have on its accounting policies, processes, system requirements, internal controls, and disclosures. Internal resources have been assigned to this assessment, and the Company has engaged a third party to assist in the assessment and implementation. The Company has begun to assess the impact that these standards will have on the financial statements. It has not yet been determined if the full retrospective or the modified retrospective method will be applied.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The updated guidance changes the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2018) with early adoption permitted. The Company will adopt and implement this ASU in the fourth quarter of fiscal 2017 and does not expect the impact to be material.
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
Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Accelerated Depreciation	Total
Balance at September 30, 2015	$10.5	$—	$10.5
Charge to expense	2.1	0.4	2.5
Cash payments	(9.0)	—	(9.0)
Non-cash charges	(0.9)	(0.4)	(1.3)
Balance at June 30, 2016	$2.7	$—	$2.7

Balance at September 30, 2016	$1.1	$—	$1.1
Charge to expense	—	—	—
Cash payments	(1.0)	—	(1.0)
Non-cash charges	—	—	—
Balance at June 30, 2017	$0.1	$—	$0.1

Total expected restructuring charge	$12.6	$2.5	$15.1
Cumulative restructuring charges incurred to date	12.6	2.5	15.1
Remaining expected restructuring charge	$—	$—	$—

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
Assets Held for Sale
Related to the closure of its Modesto, California facility in September 2014, the Company had land, building and equipment classified as assets held for sale at September 30, 2016. The carrying value of the assets included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets was $4.3 as of September 30, 2016. The land, building and equipment were sold in March 2017. Related to the manufacturing shutdown of its Farmers Branch, Texas facility, the Company had land and buildings classified as assets held for sale as of September 30, 2016. The carrying value of the assets included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets was $5.8 as of September 30, 2016. The land and buildings were sold in December 2016. Net gains of $0.2 were recorded in the nine months ended June 30, 2017, to adjust the carrying value of the assets to their fair value less estimated selling costs. Held for sale losses of $1.1 and $9.5 were recorded in the three and nine months ended June 30, 2016, respectively, to adjust the carrying value of the assets to their fair value less estimated selling costs. These gains and losses are reported as “Other operating expenses, net” in the Condensed Consolidated Statements of Operations. This income and expense is not included in the measure of segment performance (see Note 17). There were no assets held for sale at June 30, 2017.
NOTE 4 — BUSINESS COMBINATIONS
On October 3, 2016, the Company completed its acquisition of National Pasteurized Eggs, Inc. (“NPE”) for $93.5, subject to net working capital and other adjustments, resulting in a payment of $97.0. In February 2017, a final settlement of net working capital was reached, resulting in an amount back to the Company of $1.2. In addition, the Company acquired an income tax receivable of $0.7 that is due back to the sellers. NPE is a producer of pasteurized shell eggs, including cage-free and hard boiled eggs. NPE is reported in Post’s Michael Foods Group segment (see Note 17). Based upon the preliminary purchase price allocation, the Company recorded $43.9 of customer relationships to be amortized over a weighted-average period of 16 years and $7.5 of trademarks and brands to be amortized over a weighted-average period of 20 years. NPE operations have been integrated into the Michael Foods business, and due to the level of integration, discrete sales and operating profit data for the three and nine months ended June 30, 2017 is not available for NPE.
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
Certain estimated values for the NPE acquisition, including property, goodwill, other intangible assets and deferred taxes, are not yet finalized pending the final purchase price allocation and are subject to change once additional information is obtained. The following table provides the preliminary allocation of the purchase price related to the acquisition of NPE based upon the fair value of assets and liabilities assumed. Measurement period adjustments have been made to the allocation of purchase price for the acquisition of NPE since the date of acquisition related to working capital settlements, updated valuations of property and intangibles, income tax receivable and deferred taxes.

Cash and cash equivalents	$5.6
Receivables	8.5
Inventories	2.1
Prepaid expenses and other current assets	0.4
Property	10.4
Goodwill	46.3
Other intangible assets	51.4
Current portion of capital lease	(0.1)
Accounts payable	(6.3)
Other current liabilities	(2.9)
Long-term capital lease	(0.2)
Deferred tax liability - long-term	(18.7)
Total acquisition cost	$96.5
Acquisition Subsequent to Period End
On July 3, 2017, subsequent to the periods presented in these statements, the Company completed its acquisition of Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries, including Weetabix Limited (collectively “Weetabix”). For additional information, see Note 18. This transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the condensed consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including property, plant and equipment, intangible assets and goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the depreciation of property, plant and equipment, amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed. During the three and nine months ended June 30, 2017, the Company recorded net foreign currency gains of $33.5 related to cash held in pounds sterling (GBP) to fund the acquisition of Weetabix, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Transaction related costs
The Company incurred acquisition and divestiture related expenses of $3.3 and $6.8 during the three and nine months ended June 30, 2017, respectively, and $5.1 and $7.3 during the three and nine months ended June 30, 2016, respectively. The costs are recorded as “Selling, general and administrative expenses,” and include amounts for transactions that were signed, spending for due diligence on potential acquisitions that were not signed or announced at the time of the Company’s reporting, and spending for divestiture transactions.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Pro forma net sales	$1,272.1	$1,275.0	$3,777.3	$3,859.9
Pro forma net (loss) earnings available to common shareholders	$(62.8)	$1.7	$24.1	$18.5
Pro forma basic (loss) earnings per common share	$(0.93)	$0.02	$0.35	$0.27
Pro forma diluted (loss) earnings per common share	$(0.93)	$0.02	$0.35	$0.26

NOTE 5 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2016
Goodwill (gross)	$1,994.0	$1,345.8	$180.7	$256.6	$3,777.1
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.9	$1,345.8	$92.4	$256.6	$3,079.7
Goodwill acquired	—	46.3	—	—	46.3
Balance, June 30, 2017
Goodwill (gross)	$1,994.0	$1,392.1	$180.7	$256.6	$3,823.4
Accumulated impairment losses	(609.1)	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.9	$1,392.1	$92.4	$256.6	$3,126.0
NOTE 6 — INCOME TAXES
The effective income tax rate was 35.0% and 34.4% for the three and nine months ended June 30, 2017, respectively, and (57.1)% and 5.6% for the three and nine months ended June 30, 2016, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company records income tax (benefit) expense for the interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three and nine month periods. In the fiscal 2016 periods, the effective tax rate differed significantly from the statutory rate as a result of discrete items occurring in the nine months ended June 30, 2016 primarily relating to the Company’s decision to exit its Canadian egg business reported in the Michael Foods Group segment and the expectation that the domestic production activities deduction would have a favorable impact on the effective income tax rate.
NOTE 7 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	June 30, 2017			September 30, 2016
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,056.6	$(385.9)	$1,670.7	$2,012.7	$(302.0)	$1,710.7
Trademarks/brands	802.6	(151.9)	650.7	795.1	(120.6)	674.5
Other intangible assets	21.7	(9.3)	12.4	21.7	(7.7)	14.0
	2,880.9	(547.1)	2,333.8	2,829.5	(430.3)	2,399.2
Not subject to amortization:
Trademarks/brands	434.5	—	434.5	434.5	—	434.5
	$3,315.4	$(547.1)	$2,768.3	$3,264.0	$(430.3)	$2,833.7
NOTE 8 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is based on the average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. The purchase contract component of the Company’s tangible equity units (“TEUs”) are assumed to be settled at the minimum settlement amount of 1.7114 shares per TEU for weighted-average shares for basic (loss) earnings per share. For diluted (loss) earnings per share, the shares, to the extent dilutive, are assumed to be settled at a conversion factor based on the Company’s daily volume-weighted-average price per share of the Company’s common stock not to exceed 2.0964 shares per TEU. All TEU purchase contracts were settled as of June 30, 2017 (see Note 16).
The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net (loss) earnings for basic (loss) earnings per share	$(62.9)	$—	$23.9	$12.0
Net (loss) earnings for diluted (loss) earnings per share	$(62.9)	$—	$23.9	$12.0

Weighted-average shares outstanding	65.9	64.3	64.9	63.7
Effect of TEUs on weighted-average shares for basic (loss) earnings per share	1.6	4.9	3.4	4.9
Weighted-average shares for basic (loss) earnings per share	67.5	69.2	68.3	68.6
Effect of dilutive securities:
Stock options	—	—	1.2	1.1
Stock appreciation rights	—	—	0.1	0.1
Restricted stock awards	—	—	0.2	0.3
Total dilutive securities	—	—	1.5	1.5
Weighted-average shares for diluted (loss) earnings per share	67.5	69.2	69.8	70.1

Basic (loss) earnings per common share	$(0.93)	$—	$0.35	$0.17
Diluted (loss) earnings per common share	$(0.93)	$—	$0.34	$0.17
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted (loss) earnings per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Stock options	4.2	4.2	0.3	0.3
Stock appreciation rights	0.1	0.2	—	—
Restricted stock awards	0.7	0.9	—	0.2
Preferred shares conversion to common	9.1	9.1	9.1	9.1
NOTE 9 — INVENTORIES

	June 30, 2017	September 30, 2016
Raw materials and supplies	$120.2	$112.4
Work in process	17.3	17.4
Finished products	358.4	339.3
Flocks	30.7	34.0
	$526.6	$503.1
NOTE 10 — PROPERTY, NET

	June 30, 2017	September 30, 2016
Property, at cost	$2,024.0	$1,900.3
Accumulated depreciation	(657.1)	(545.9)
	$1,366.9	$1,354.4
NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to floating rate debt, and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. Certain derivatives do not meet the criteria for hedge accounting or simply are not designated as hedging instruments; nonetheless, they are used to manage the future cost of raw materials and other risks. The Company does not hold or issue financial instruments for speculative or trading purposes.
At June 30, 2017, the Company’s derivative instruments consisted of:
Not designated as hedging instruments under ASC Topic 815

•	Commodity and energy futures and option contracts which relate to inputs that generally will be utilized within the next 15 months;

•	foreign currency exchange option contracts that mature in July 2017 and act as a hedge of a portion of the GBP denominated purchase price of Weetabix;

•	cross-currency swap maturing in July 2022 that requires quarterly cash settlements and will be used as hedges of the Company’s net investment in Weetabix, which is denominated in GBP;

•	a pay-fixed, receive-variable interest rate swap maturing in May 2021 that requires monthly settlements and effectively hedges interest payments on debt expected to be issued but not yet priced; and

•	rate-lock interest rate swaps that require lump sum settlements in July 2018 and December 2019 and effectively hedge interest payments on debt expected to be issued but not yet priced.
Designated as hedging instruments under ASC Topic 815

•
Foreign currency forward contracts used as a cash flow hedge of forecasted Euro denominated capital purchases occurring within the next 20 months against currency fluctuations between Euro and U.S. dollar and

•
a pay-fixed, receive-variable interest rate swap maturing in May 2024 that requires monthly settlements and is used as a cash flow hedge of forecasted interest payments on our variable rate term loan (see Note 14).

The following table shows the notional amounts of derivative instruments held.

	June 30, 2017	September 30, 2016
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	77.1	49.8
Energy contracts	32.6	23.6
Foreign exchange contracts - Option contracts, net (a)	—	—
Foreign exchange contracts - Cross-currency swaps	448.7	—
Interest rate swap	76.4	77.6
Interest rate swaps - Rate-lock swaps	1,649.3	1,649.3
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Forward contracts	24.0	—
Interest rate swap	1,000.0	—

a.	The foreign exchange option contracts consisted of offsetting put and call options resulting in a net zero notional amount at June 30, 2017.
The following table presents the balance sheet location and fair value of the Company’s derivative instruments as of June 30, 2017 and September 30, 2016, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$4.6	$0.6	$—	$—
Energy contracts	Prepaid expenses and other current assets	1.6	2.4	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	1.8	—	0.5	—
Foreign exchange contracts	Other assets	0.3	—	0.3	—
		$8.3	$3.0	$0.8	$—

Liability Derivatives:
Commodity contracts	Other current liabilities	$0.6	$3.3	$—	$—
Energy contracts	Other current liabilities	0.4	0.2	—	—
Foreign exchange contracts	Other current liabilities	2.0	—	—	—
Foreign exchange contracts	Other liabilities	14.0	—	—	—
Interest rate swaps	Other current liabilities	2.4	2.0	0.5	—
Interest rate swaps	Other liabilities	199.6	313.2	2.8	—
		$219.0	$318.7	$3.3	$—
The following tables present the effects of the Company’s derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive (Loss) Income (“OCI”) for the three months ended June 30, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2017	2016
Commodity contracts	Cost of goods sold	$(6.9)	$(1.0)
Energy contracts	Cost of goods sold	1.5	(4.1)
Foreign exchange contracts	Selling, general and administrative expenses	0.8	—
Foreign exchange contracts	Other expense (income), net	14.7	—
Interest rate swaps	Other expense (income), net	30.5	62.6

Cash Flow Hedges	(Gain) Loss Recognized in OCI [Effective Portion]		Loss Reclassified from Accumulated OCI into Earnings [Effective Portion]		(Gain) Loss Recognized in Earnings [Ineffective Portion and Amount Excluded from Effectiveness Testing]		Statement of Operations Location
	2017	2016	2017	2016	2017	2016
Foreign exchange contracts	$(0.9)	$—	$—	$—	$—	$—	Selling, general and administrative expenses
Interest rate swaps	3.6	—	0.3	—	—	—	Interest expense, net
The following tables present the effects of the Company’s derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive (Loss) Income for the nine months ended June 30, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2017	2016
Commodity contracts	Cost of goods sold	$(3.5)	$3.2
Energy contracts	Cost of goods sold	1.8	0.8
Foreign exchange contracts	Selling, general and administrative expenses	0.9	—
Foreign exchange contracts	Other expense (income), net	14.7	—
Interest rate swaps	Other expense (income), net	(115.0)	169.4

Cash Flow Hedges	(Gain) Loss Recognized in OCI [Effective Portion]		Loss Reclassified from Accumulated OCI into Earnings [Effective Portion]		(Gain) Loss Recognized in Earnings [Ineffective Portion and Amount Excluded from Effectiveness Testing]		Statement of Operations Location
	2017	2016	2017	2016	2017	2016
Foreign exchange contracts	$(0.9)	$—	$—	$—	$—	$—	Selling, general and administrative expenses
Interest rate swaps	3.6	—	0.3	—	—	—	Interest expense, net
Approximately $0.5 of the net cash flow hedge losses reported in accumulated OCI at June 30, 2017 is expected to be reclassified into earnings within the next 12 months. For gains or losses associated with foreign exchange forward contracts, the reclassification will occur on a straight-line basis over the useful life of the related capital assets. For gains or losses associated with interest rate swaps, the reclassification will occur on a straight-line basis over the term of the related debt.
At June 30, 2017 and September 30, 2016, the Company had pledged collateral of $4.2 and $6.1, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	June 30, 2017			September 30, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$13.8	$13.8	$—	$11.5	$11.5	$—
Derivative assets	8.3	—	8.3	3.0	—	3.0
	$22.1	$13.8	$8.3	$14.5	$11.5	$3.0
Liabilities:
Deferred compensation liabilities	$19.9	$—	$19.9	$17.3	$—	$17.3
Derivative liabilities	219.0	—	219.0	318.7	—	318.7
	$238.9	$—	$238.9	$336.0	$—	$336.0

The following table presents the fair value of the Company’s long-term debt which is classified as Level 2 in the fair value hierarchy per ASC Topic 820. The senior notes and term loan are valued utilizing an interest rate derived from an estimated yield curve obtained from independent pricing sources for similar types of borrowing arrangements. The carrying value of the remaining debt approximates fair value because of the short maturities of these financial instruments.

	June 30, 2017	September 30, 2016
Senior notes	$4,374.7	$4,835.9
Term loan	2,201.7	—
TEUs	—	15.0
4.57% 2012 Series Bond maturing September 2017	0.7	1.3
Capital leases	0.2	—
	$6,577.3	$4,852.2
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
Commodity and energy derivatives are valued using an income approach based on index prices less the contract rate multiplied by the notional amount. Foreign exchange contracts are valued using the spot rate less the forward rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve.
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

Balance, September 30, 2016	$10.1
Gain on assets held for sale	0.2
Cash received from sale of assets	(10.3)
Balance, June 30, 2017	$—
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

Motions related to class certification: In September 2015, the court granted the motion of the direct purchaser plaintiffs to certify a shell-egg subclass, but denied their motion to certify an egg-products subclass. Also in September 2015, the court denied the motion of the indirect purchaser plaintiffs for class certification. The indirect purchaser plaintiffs subsequently filed an alternative motion for certification of an injunctive class, and that motion was denied on June 27, 2017.
Motions for summary judgment: In September 2016, the court granted the defendants’ motion for summary judgment based on purchases of egg products, thereby limiting all claims to shell eggs. Also in September 2016, the court denied individual motions for summary judgment made by Michael Foods and three other defendants that had sought the dismissal of all claims against them.
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
On January 19, 2017, Michael Foods entered into a settlement, the details of which are confidential, with the opt-out plaintiffs (excluding those opt-out plaintiffs whose claims relate primarily or exclusively to egg products; several of those plaintiffs are now appealing the dismissal of the egg products claims). This settlement was paid by the Company as of June 30, 2017. Michael Foods has at all times denied liability in this matter, and neither settlement contains any admission of liability by Michael Foods.
During the nine months ended June 30, 2017, the Company expensed $74.5, included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations, related to these settlements. Expense of $10.0 was recorded related to these settlements in the three and nine months ended June 30, 2016. At September 30, 2016, the Company had accruals related to these settlements of $28.5 that were included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Under current law, any settlement paid, including the settlement with the direct purchaser plaintiffs and the settlement with the opt-out plaintiffs, is deductible for federal income tax purposes.
Remaining portions of the case: The indirect purchaser plaintiffs are seeking to immediately appeal the court’s denial of their motions for class certification. The Third Circuit Court of Appeals has not yet ruled on whether it will accept these matters for review. Additionally, the elimination of egg products from the case is being appealed by the opt-out plaintiffs who purchased egg products. The appeal is fully submitted to the Third Circuit Court of Appeals.
While the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the Michael Foods settlements described above, there is still a possibility of an adverse outcome following appellate review of the remaining portions of the case. At this time, however, we do not believe it is possible to estimate any loss in connection with these remaining portions of the egg antitrust litigation. Accordingly, we cannot predict what impact, if any, these remaining matters and any results from such matters could have on our future results of operations.

NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	June 30, 2017	September 30, 2016
5.50% Senior Notes maturing March 2025	$1,000.0	$—
5.75% Senior Notes maturing March 2027	750.0	—
5.00% Senior Notes maturing August 2026	1,750.0	1,750.0
7.75% Senior Notes maturing March 2024	—	800.0
8.00% Senior Notes maturing July 2025	137.5	400.0
6.00% Senior Notes maturing December 2022	630.0	630.0
6.75% Senior Notes maturing December 2021	—	875.0
7.375% Senior Notes maturing February 2022	—	133.0
Term Loan	2,200.0	—
TEUs	—	11.0
4.57% 2012 Series Bond maturing September 2017	0.7	1.3
Capital leases	0.2	—
	$6,468.4	$4,600.3
Less: Current portion of long-term debt	(22.7)	(12.3)
Debt issuance costs, net	(77.2)	(53.5)
Plus: Unamortized premium	—	16.7
Total long-term debt	$6,368.5	$4,551.2
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
With the net proceeds received from the February 14, 2017 issuance of the 5.50% and 5.75% senior notes (described above), the Company repaid the remaining $133.0 principal value of the 7.375% senior notes as well as the $875.0 principal value of the 6.75% senior notes. In connection with the early repayment of these notes, the Company recorded expense of $62.5 in the second quarter of fiscal 2017, which is reported as “Loss on extinguishment of debt” in the Condensed Consolidated Statement of Operations. This loss included a tender premium of $67.9 and deferred financing fee write-offs of $10.1, partially offset by the write-off of unamortized debt premium of $15.5.
On May 24, 2017, the Company entered into a Joinder Agreement No. 1 (“Joinder No. 1”). Joinder No.1 provided for an incremental term loan of $1,200.0 (the “ Joinder No. 1 Term Loan”) under the Company’s existing credit agreement amended and restated on March 28, 2017 and further amended on April 28, 2017 (as amended and restated, the “Credit Agreement”), which is discussed in further detail below. Pursuant to Joinder No. 1, the Company borrowed $1,200.0, the net proceeds of which were used to repay the $800.0 principal value of the 7.75% senior notes as well as $262.5 principal value of the 8.00% senior notes along with related tender premiums and other fees and expenses. In connection with the early repayment of these notes, the Company recorded expense of $160.4 in the three months ended June 30, 2017, which is reported as “Loss on extinguishment of debt” in the Condensed Consolidated Statement of Operations. This loss included a tender premium of $151.9 and deferred financing fee write-offs of $8.5. In connection with the early repayment of these notes and the 7.375% and 6.75% notes, the Company recorded expense of $222.9 in the nine months ended June 30, 2017, which is reported as “Loss on extinguishment of debt” in the Condensed Consolidated Statement of Operations. These losses included tender premiums of $219.8 and deferred financing fee write-offs of $18.6 partially offset by the write-off of unamortized debt premium of $15.5.
On June 29, 2017, the Company entered into a Joinder Agreement No. 2 (“Joinder No. 2”). Joinder No. 2 provided for an incremental term loan of $1,000.0 (the “ Joinder No. 2 Term Loan”) under the Credit Agreement. Pursuant to Joinder No.2, the Company borrowed $1,000.0 and used the proceeds, together with cash on hand, to finance its acquisition of Weetabix (see Note 4 and Note 18).
The Joinder No. 2 Term Loan was combined with the outstanding amounts under the Joinder No.1 Term Loan (collectively the “Term Loan”). The outstanding amounts under the Term Loan bear interest at the Eurodollar Rate plus 2.25% or the Base Rate

(as such terms are defined in the Credit Agreement) plus 1.25%. The Term Loan must be repaid in quarterly principal installments of $5.5 beginning on September 30, 2017 and must be repaid in full on May 24, 2024. The Company must make certain prepayments of principal of the Term Loan under circumstances specified in Joinder No. 1. The Company incurred $23.5 of issuance costs in connection with the Term Loan as of June 30, 2017.
On March 28, 2017, the Company amended and restated its prior credit agreement. The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in US Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit will be available under the Credit Agreement in an aggregate amount of up to $50.0. The Credit Agreement also provides for potential incremental revolving and term facilities at the request of the Company and at the discretion of the lenders, in each case on terms to be determined, and also permits the Company, subject to certain conditions, to incur incremental equivalent debt, in an aggregate maximum amount (for incremental revolving and term facilities and incremental equivalent debt combined) not to exceed the greater of (1) $700.0 and (2) the maximum amount at which (A) the Company’s pro forma consolidated leverage ratio (as defined in the Credit Agreement) would not exceed 6.50 to 1.00 and (B) the Company’s pro forma senior secured leverage ratio (as defined in the Credit Agreement) would not exceed 3.00 to 1.00 as of the date such indebtedness is incurred. The outstanding amounts under the Revolving Credit Facility must be repaid on or before March 28, 2022. The Company incurred $4.3 of issuance costs in connection with the Credit Agreement. The revolving credit facility has outstanding letters of credit of $10.0 which reduced the available borrowing capacity to $790.0 at June 30, 2017. The Credit Agreement also permits the Company to incur additional unsecured debt if, among other conditions, its consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt.
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
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage if all outstanding amounts under the Revolving Credit Facility exceed 30% of the Company’s revolving credit commitments. As of June 30, 2017, the Company was in compliance with such financial covenant.
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
The following tables provide the components of net periodic benefit cost (gain) for the plans.

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$1.0	$1.0	$3.0	$3.0
Interest cost	0.6	0.7	1.7	1.9
Expected return on plan assets	(0.8)	(0.6)	(2.3)	(1.9)
Recognized net actuarial loss	0.4	0.3	1.2	0.8
Recognized prior service cost	0.1	—	0.2	0.2
Net periodic benefit cost	$1.3	$1.4	$3.8	$4.0

	Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$0.2	$0.1	$0.5	$0.9
Interest cost	0.5	0.8	1.5	3.2
Recognized net actuarial loss	0.2	0.5	0.5	1.2
Recognized prior service credit	(1.2)	(1.5)	(3.6)	(2.4)
Net periodic benefit (gain) cost	$(0.3)	$(0.1)	$(1.1)	$2.9
NOTE 16 — SHAREHOLDERS’ EQUITY
In the three months ended June 30, 2017, the Company repurchased 2.2 shares of its common stock at an average share price of $81.92 per share for a total cost of $180.7, including brokers’ commissions. In the nine months ended June 30, 2017, the Company repurchased 3.9 shares of its common stock at an average share price of $79.45 per share for a total cost of $313.8, including brokers’ commissions. These share repurchases were recorded as “Treasury stock, at cost” on the Condensed Consolidated Balance Sheets. The Company did not repurchase shares of its common stock in the three and nine months ended June 30, 2016.
Holders of TEUs, or their separated purchase contract components, settled 1.9 and 2.8 purchase contracts during the three and nine months ended June 30, 2017, respectively, for which the Company issued 3.2 and 4.7 shares of common stock during the three and nine months ended June 30, 2017, respectively. No purchase contracts were settled and no shares of common stock were issued relating to the TEUs during the three or nine months ended June 30, 2016. All outstanding purchase contracts were settled as of June 30, 2017.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net Sales
Post Consumer Brands	$427.3	$434.5	$1,279.0	$1,286.2
Michael Foods Group	524.2	518.0	1,579.0	1,662.1
Active Nutrition	188.7	156.1	519.9	415.7
Private Brands	132.0	137.9	399.7	403.2
Eliminations	(0.1)	(0.4)	(0.3)	(1.2)
Total	$1,272.1	$1,246.1	$3,777.3	$3,766.0
Segment Profit
Post Consumer Brands	$96.9	$75.2	$268.6	$212.8
Michael Foods Group	46.4	65.6	72.1	236.0
Active Nutrition	28.0	17.7	74.1	42.0
Private Brands	8.0	9.0	24.5	29.6
Total segment profit	179.3	167.5	439.3	520.4
General corporate (income) expenses and other	(11.2)	25.5	35.1	83.0
Interest expense, net	76.5	77.3	229.6	232.3
Loss on extinguishment of debt	160.4	—	222.9	—
Other expense (income), net	45.2	62.6	(100.3)	169.4
(Loss) earnings before income taxes	$(91.6)	$2.1	$52.0	$35.7
Depreciation and amortization
Post Consumer Brands	$27.4	$26.1	$81.5	$78.6
Michael Foods Group	36.5	35.5	110.0	106.0
Active Nutrition	6.3	6.4	18.8	18.8
Private Brands	6.7	6.2	19.9	18.6
Total segment depreciation and amortization	76.9	74.2	230.2	222.0
Corporate and accelerated depreciation	0.9	1.5	2.7	4.9
Total	$77.8	$75.7	$232.9	$226.9

Assets			June 30, 2017	September 30, 2016
Post Consumer Brands			$3,338.7	$3,387.0
Michael Foods Group			3,570.0	3,498.1
Active Nutrition			614.1	624.8
Private Brands			661.2	655.9
Corporate			2,620.2	1,194.8
Total			$10,804.2	$9,360.6

NOTE 18 — SUBSEQUENT EVENTS
On July 3, 2017, the Company completed its acquisition of Weetabix, a United Kingdom based packaged food company that primarily produces branded and private label RTE cereal products. The purchase price of the transaction was approximately £1,400.0, net of cash acquired, subject to certain adjustments as described in the purchase agreement, resulting in a payment of £1,422.3, net of cash acquired, which was paid from cash on hand, including $1,000.0 in proceeds from the Joinder No. 2 Term Loan (see Note 14).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein and our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries. Please note these discussions are subject to discussion under “Cautionary Statements Regarding Forward-Looking Statements” included below.
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
On July 3, 2017, subsequent to the end of the period covered by this report, we acquired Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries, including Weetabix Limited (collectively “Weetabix”).
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$1,272.1	$1,246.1	$26.0	2%	$3,777.3	$3,766.0	$11.3	—%

Operating Profit	$190.5	$142.0	$48.5	34%	$404.2	$437.4	$(33.2)	(8)%
Interest expense, net	76.5	77.3	0.8	1%	229.6	232.3	2.7	1%
Loss on extinguishment of debt	160.4	—	(160.4)	n/a	222.9	—	(222.9)	n/a
Other expense (income), net	45.2	62.6	17.4	28%	(100.3)	169.4	269.7	159%
Income tax (benefit) expense	(32.1)	(1.2)	30.9	2,575%	17.9	2.0	(15.9)	(795)%
Net (Loss) Earnings	$(59.5)	$3.3	$(62.8)	(1,903)%	$34.1	$33.7	$0.4	1%
Net Sales
Net sales increased $26.0 million, or 2%, during the three months ended June 30, 2017, and increased $11.3 million, or less than 1%, during the nine months ended June 30, 2017, compared to the corresponding periods in the prior year. These increases were primarily driven by net sales growth in our egg business, including net sales from the current year acquisition of NPE, and net sales growth in our Premier Protein ready-to-drink (“RTD”) shakes, our Pebbles and Malt-O-Meal ready-to-eat (“RTE”) cereal, our potato business and our traditional and organic peanut butter. These increases were partially offset by reduced net sales in our other RTE cereal brands, cheese, pasta, protein powder and bar and dried fruit and nut products. Net sales in our egg business were down in the nine months ended June 30, 2017. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $48.5 million, or 34%, during the three months ended June 30, 2017, and decreased $33.2 million, or 8%, during the nine months ended June 30, 2017. The increase in the three month period was primarily due to net foreign currency gains of $33.5 million related to cash held in pounds sterling (GBP) to fund the acquisition of Weetabix. In addition, we had higher segment profit within our Post Consumer Brands and Active Nutrition segments partially offset by segment profit declines within our Michael Foods Group and Private Brands segments. The decrease in the nine month period was primarily due to reduced segment profit within our Michael Foods Group and Private Brands segments, partially offset by increases in our Post Consumer Brands and Active Nutrition segments. Operating profit was significantly impacted in the nine months ended June 30, 2017 by a provision for legal settlement of $74.5 million (and by $10.0 million in the three and nine month ended June 30, 2016) in the Michael Foods Group, recorded in the first quarter of fiscal 2017, which was partially offset by net foreign currency gains of $33.5 million related to cash held in GBP to fund the acquisition of Weetabix. In addition, general corporate expenses (income) and other, excluding foreign currency gains, were lower in both the three and nine months ended June 30, 2017. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense decreased $0.8 million, or 1%, during the three months ended June 30, 2017 and $2.7 million, or 1%, during the nine months ended June 30, 2017, compared to the corresponding periods in the prior year. These decreases were primarily due to a decrease in our weighted-average interest rate. Our weighted-average interest rate on our total outstanding debt was 4.8% and 6.9% at June 30, 2017 and 2016, respectively, partially offset by an increase in the outstanding amount of debt principal. For additional information on our debt, refer to Note 14 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Loss on Extinguishment of Debt
During the three and nine months ended June 30, 2017, we recognized losses of $160.4 million and $222.9 million, respectively, related to the extinguishment of the entire remaining principal balances of our 7.75%, 7.375% and 6.75% senior notes and a portion of the principal balance of our 8.00% senior notes. During the three months ended June 30, 2017, the expense included tender premiums of $151.9 million and deferred financing fee write-offs of $8.5 million. The nine month period included tender premiums of $219.8 million and deferred financing fee write-offs of $18.6 million, partially offset by the write-off of unamortized debt premium of $15.5 million. No such losses were incurred in the prior year periods. For additional information on our debt, refer to Note 14 in the “Notes to Consolidated Financial Statements.”
Other (Income) Expense, net
During the three and nine months ended June 30, 2017, we recognized net losses (gains) of $45.2 million and $(100.3) million, respectively, on our interest rate swaps and cross-currency foreign exchange contracts, compared to losses of $62.6 million and $169.4 million in the three and nine months ended June 30, 2016, respectively, on our interest rate swaps. The total net losses (gains) were comprised of non-cash mark-to-market adjustments of $44.8 million and $(101.8) million recognized in the three and nine months ended June 30, 2017, respectively, along with $0.4 million and $1.5 million paid for cash settlements of our interest rate swaps in the three and nine months ended June 30, 2017, respectively. For the three and nine months ended June 30, 2016, all losses were related to non-cash mark-to-market adjustments on our interest rate swaps. For additional information on our interest rate swaps, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk within Item 3.
Income Taxes
The effective income tax rate was 35% and 34% for the three and nine months ended June 30, 2017, respectively, and (57)% and 6% for the three and nine months ended June 30, 2016, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, we record income tax (benefit) expense for the interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the three and nine month periods. In the fiscal 2016 periods, the effective tax rate differed significantly from the statutory rate as a result of discrete items occurring in the nine months ended June 30, 2016 primarily relating to our decision to exit our Canadian egg business reported in the Michael Foods Group segment and the expectation that the domestic production activities deduction would have a favorable impact on the effective income tax rate.
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

Post Consumer Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$427.3	$434.5	$(7.2)	(2)%	$1,279.0	$1,286.2	$(7.2)	(1)%
Segment Profit	$96.9	$75.2	$21.7	29%	$268.6	$212.8	$55.8	26%
Segment Profit Margin	23%	17%			21%	17%
Net sales for the Post Consumer Brands segment decreased $7.2 million, or 2%, for the three months ended June 30, 2017 as compared to the prior year period resulting from reduced volumes and lower average net selling prices. Overall volumes decreased 1%, primarily due to reductions in Great Grains, governmental bid business, adult and kid classic brands and co-manufacturing, partially offset by increases in Honey Bunches of Oats, Pebbles, Malt-O-Meal and newly launched products. Average net selling prices decreased 1% during the three months ended June 30, 2017 primarily due to higher trade spending predominately due to a shift in timing of a national promotion on Honey Bunches of Oats. These pricing declines were partially offset by a favorable sales mix as branded volumes increased and lower margin co-manufacturing and government bid business volumes decreased.
Net sales for the Post Consumer Brands segment decreased $7.2 million, or 1%, for the nine months ended June 30, 2017 as compared to the prior year period. Volumes declines of 1% were primarily due to reductions in government bid business, co-manufacturing, and adult classic brands, partially offset by increases in Honey Bunches of Oats, Pebbles and Malt-O-Meal branded products. Average net selling prices increased slightly driven by a favorable sales mix as branded volumes increased and lower margin co-manufacturing and governmental bid business volumes decreased. This increase was partially offset by higher trade spending.
Segment profit for the three months ended June 30, 2017 increased $21.7 million, or 29%, when compared to the prior year. The increase in segment profit was primarily due to a 537 basis point improvement in segment profit margin. This improvement was driven by lower material and manufacturing costs of $12.1 million, reduced advertising and promotional spending of $9.3 million, and $2.3 million lower integration costs in the three months ended June 30, 2017 as compared to the prior year. These improvements were partially offset by lower net sales, as previously discussed.
Segment profit for the nine months ended June 30, 2017 increased $55.8 million, or 26%, when compared to the prior year. The increase in segment profit was primarily due to a 446 basis point improvement in segment profit margin. This improvement was driven by reduced advertising and promotional spending of $25.2 million, lower material and manufacturing costs of $16.0 million and $11.2 million lower integration costs in the nine months ended June 30, 2017 as compared to the prior year.
Michael Foods Group

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$524.2	$518.0	$6.2	1%	$1,579.0	$1,662.1	$(83.1)	(5)%
Segment Profit	$46.4	$65.6	$(19.2)	(29)%	$72.1	$236.0	$(163.9)	(69)%
Segment Profit Margin	9%	13%			5%	14%
Net sales for the Michael Foods Group segment increased $6.2 million, or 1%, for the three months ended June 30, 2017. Egg product sales, including the impact of the current year acquisition of NPE, were up 6%, with volume up 11%. Volumes increased in the three months ended June 30, 2017 due to incremental volume from NPE, as well as the impact of egg supply returning to levels consistent with those prior to the spring 2015 outbreak of avian influenza (“AI”) which reduced our egg supply available for sale in the prior year. This positive impact to net sales was partially offset by lower selling prices resulting from the reversal of price increases taken in the prior year to offset higher costs incurred as a result of AI. Refrigerated potato products sales were up 15%, with volume up 15%, primarily due to volume gains in the foodservice channel. Pasta sales were down 10% on 9% lower volumes, primarily due to lower co-packaging volumes and government bid business combined with the pass through of lower wheat ingredient costs to customers. Cheese and other dairy case products sales were down 20%, with volume down 21%, primarily due to branded cheese distribution losses and losses within the low-margin private label cheese business.
Net sales for the Michael Foods Group segment decreased $83.1 million, or 5%, for the nine months ended June 30, 2017. Egg product sales, including the impact of the current year acquisition of NPE, were down 2%, with volume up 10%. Volumes increased due to incremental volume from NPE, as well as the impact of egg supply returning to levels consistent with those prior to the outbreak of AI. Revenues decreased due to lower selling prices resulting from the reversal of price increases taken in the prior year to offset higher costs incurred as a result of AI, as well as significantly lower market-based egg prices, partially offset by incremental sales from NPE. Refrigerated potato products sales were up 6%, with volume up 7%, primarily due to volume gains in the foodservice channel. Pasta sales were down 9% on 5% lower volumes, primarily due to lower co-packaging volumes and government bid business combined with the pass through of lower wheat ingredient costs to customers. Cheese and other dairy case products sales were down 21% on 21% lower volumes, primarily due to branded cheese distribution losses and losses within the low-margin private label cheese business. Net sales for the Michael Foods Group were also impacted in the nine months ended June 30, 2017 by the absence of sales from our Michael Foods Canadian egg business ($9.6 million for the nine months ended June 30, 2016) which was sold in the second quarter of fiscal 2016.
Segment profit decreased $19.2 million, or 29%, for the three months ended June 30, 2017. Egg results decreased as a result of lower net selling prices, as previously discussed. Cheese and dairy results decreased $3.2 million as a result of lost volume, as previously discussed. Pasta results were down year over year driven by lower volumes and higher manufacturing costs. These decreases were partially offset by favorable potato results compared to the prior year.
Segment profit decreased $163.9 million, or 69%, for the nine months ended June 30, 2017. The decrease in segment profit is primarily due to provisions for legal settlements of $74.5 million in the first quarter of 2017, compared to $10.0 million in the nine months ended June 30, 2016. In addition, egg results decreased compared to fiscal 2016, due to lower net selling prices, as previously discussed. Cheese and dairy results decreased $8.9 million as a result of lost volume, as previously discussed. Pasta results were down year over year driven by lower volumes and higher manufacturing costs. These decreases were partially offset by favorable potato results compared to the prior year.
Active Nutrition

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$188.7	$156.1	$32.6	21%	$519.9	$415.7	$104.2	25%
Segment Profit	$28.0	$17.7	$10.3	58%	$74.1	$42.0	$32.1	76%
Segment Profit Margin	15%	11%			14%	10%
Net sales for the Active Nutrition segment increased $32.6 million, or 21%, for the three months ended June 30, 2017, primarily attributable to protein shake and other RTD volumes, which were up 61%, fueled by increased consumption and distribution of shakes. Volumes for bars and powders were down 20% and 16%, respectively. Average net selling prices for the Active Nutrition segment were down primarily due to price reductions and higher trade spending in the three months ended June 30, 2017.
Net sales for the Active Nutrition segment increased $104.2 million, or 25%, for the nine months ended June 30, 2017, primarily attributable to protein shake and other RTD volumes, which were up 57%, fueled by increased consumption and distribution of shakes, as well as new product introductions. Volumes for bars were down 4% and flat for powders. Average net selling prices for the Active Nutrition segment were down primarily due to price reductions and higher trade spending in the nine months ended June 30, 2017.
Segment profit increased $10.3 million, or 58%, for the three months ended June 30, 2017. This increase was driven by higher volumes, as previously described, and favorable input costs of $8.1 million, partially offset by $2.3 million higher advertising and promotion spending and increased employee-related expenses resulting from increased headcount to support the growing segment.
Segment profit increased $32.1 million, or 76%, for the nine months ended June 30, 2017. This increase was driven by higher volumes, as previously described, and favorable input costs of $22.6 million, partially offset by $10.8 million higher advertising and promotion spending and increased employee-related expenses resulting from increased headcount to support the growing segment.

Private Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$132.0	$137.9	$(5.9)	(4)%	$399.7	$403.2	$(3.5)	(1)%
Segment Profit	$8.0	$9.0	$(1.0)	(11)%	$24.5	$29.6	$(5.1)	(17)%
Segment Profit Margin	6%	7%			6%	7%
Net sales for the Private Brands segment decreased $5.9 million, or 4%, for the three months ended June 30, 2017 (including reduced intercompany sales of $0.3 million to the Post Consumer Brands segment), due to 3% lower volumes and decreased net selling prices. The decrease in volume was driven by declines in dried fruit and nut and granola, partially offset by increases in peanut and other nut butters. Average net selling prices were lower in the three months ended June 30, 2017, as raw material cost savings were passed through to customers and trade spending related to branded products increased.
Net sales for the Private Brands segment decreased $3.5 million, or 1%, for the nine months ended June 30, 2017 (including reduced intercompany sales of $0.9 million to the Post Consumer Brands segment), due to 1% lower volumes and decreased net selling prices.Volume declines are primarily attributable to lower dried fruit and nut, traditional peanut butter and granola volumes, partially offset by higher organic peanut butter, tree-nut butters and cereal volumes. Average net selling prices were lower in the nine months ended June 30, 2017 resulting from raw material cost savings being passed through to customers as well as higher trade spending on branded products. Net sales were positively impacted by a favorable sales mix with a shift towards higher-margin organic peanut butter and away from lower-margin traditional peanut butter sales.
Segment profit decreased $1.0 million, or 11%, for the three months ended June 30, 2017 due to lower net sales, as previously discussed, and increased expenses related to co-manufacturing agreements and higher manufacturing costs and lost revenue related to constrained granola capacity and an inventory write-off related to a small oven fire which occurred in the the third quarter of 2017. These decreases were partially offset by lower raw material costs.
Segment profit decreased $5.1 million, or 17%, for the nine months ended June 30, 2017 primarily due to lower net sales, as previously discussed, increased expenses related to co-manufacturing agreements and higher manufacturing costs and lost revenue related to constrained granola capacity and an inventory write-off related to a small oven fire which occurred in the the third quarter of 2017. These decreases were partially offset by a favorable sales mix, as previously discussed, and favorable foreign exchange conversion rates.
General Corporate (Income) Expenses and Other

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General corporate (income)expenses and other	$(11.2)	$25.5	$36.7	144%	$35.1	$83.0	$47.9	58%
General corporate (income) expenses and other decreased $36.7 million, or 144%, during the three months ended June 30, 2017. The decrease was primarily due to net foreign currency gains of $33.5 million related to cash held in GBP to fund the purchase of Weetabix, lower third party acquisition and divestiture related costs of $1.8 million, lower restructuring and plant closure costs of $0.7 million and lower stock-based compensation of $0.6 million. In addition, losses on assets held for sale of $1.1 million were recorded in the three months ended June 30, 2016 to adjust the carrying value of the assets to their final fair value less estimated selling costs. These decreases were partially offset by reduced gains related to mark-to-market adjustments on commodity hedges of $3.4 million.
General corporate (income) expenses and other decreased $47.9 million, or 58%, during the nine months ended June 30, 2017. The decrease was primarily due to net foreign currency gains of $33.5 million related to cash held in GBP to fund the purchase of Weetabix, lower restructuring and plant closure costs of $5.8 million, lower outside professional services costs of $3.1 million and decreased third party acquisition and divestiture related costs of $0.5 million. In addition, a gain on assets held for sale of $0.2 million was recorded in the nine months ended June 30, 2017 to adjust the carrying value of the assets to their final fair value less estimated selling costs compared to losses on assets held for sale of $9.5 million in the prior year. These decreases were partially offset by higher stock-based compensation of $3.1 million and decreased gains related to mark-to-market adjustments on commodity hedges of $2.2 million.

Restructuring and Plant Closure
The table below shows the amount of restructuring and plant closure costs attributable to each segment. These amounts are excluded from the measure of segment profit but are included in “General corporate (income) expenses and other.” For additional information on our restructuring and plant closure costs, refer to Note 3 in the “Notes to Consolidated Financial Statements.”

	Three Months Ended June 30,			Nine Months Ended June 30,
dollars in millions	2017	2016	$ Change	2017	2016	$ Change
Post Consumer Brands	$—	$0.6	$0.6	$—	$1.4	$1.4
Active Nutrition	—	0.1	0.1	0.2	4.6	4.4
	$—	$0.7	$0.7	$0.2	$6.0	$5.8
Assets Held for Sale
The table below shows the amount of loss (gain) on assets held for sale attributable to each segment. These amounts are excluded from the measure of segment profit but are included in “General corporate (income) expenses and other.” For additional information on our assets held for sale, refer to Note 3 and Note 12 in the “Notes to Consolidated Financial Statements.”

	Three Months Ended June 30,			Nine Months Ended June 30,
dollars in millions	2017	2016	$ Change	2017	2016	$ Change
Post Consumer Brands	$—	$—	$—	$—	$5.0	$5.0
Active Nutrition	—	1.1	1.1	(0.2)	4.5	4.7
	$—	$1.1	$1.1	$(0.2)	$9.5	$9.7
LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of fiscal 2017, we repurchased 1.7 million shares of our common stock at an average share price of$76.32 per share for a total cost of $133.1 million including brokers’ commissions. In the third quarter of fiscal 2017, we repurchased an additional 2.2 million shares of our common stock at an average share price of $81.92 per share for a total cost of $180.7 million, including brokers’ commissions.
In February 2017, we issued 5.50% and 5.75% senior notes due in March 2025 and March 2027, respectively, in an aggregate principal amount of $1,750.0 million. The majority of the net proceeds were used to repay the 7.375% and the 6.75% senior notes maturing February 2022 and December 2021, respectively, with a total principal value of approximately $1,008.0 million.
In March 2017, we amended and restated our existing credit agreement (as amended and restated and further amended in April 2017, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 million.
In May 2017, we entered into a Joinder Agreement No. 1 (“Joinder No. 1”) to our Credit Agreement. Pursuant to Joinder No. 1, we borrowed $1,200.0 million (the “Joinder No. 1 Term Loan”), the proceeds of which were used to repay the $800.0 million principal value of the 7.75% senior notes as well as $262.5 million principal value of the 8.00% senior notes.
In June 2017, we entered into a Joinder Agreement No. 2 (“Joinder No. 2”) to our Credit Agreement. Pursuant to Joinder No.2, we borrowed $1,000.0 million (the “Joinder No. 2 Term Loan” and together with the Joinder No. 1 Term Loan, the “Term Loan”) and used the net proceeds, together with cash on hand, to finance our acquisition of Weetabix.
The following table shows select cash flow data, which is discussed below.

	Nine months ended June 30,
dollars in millions	2017	2016
Cash provided by operating activities	$208.2	$367.5
Cash used in investing activities	(202.2)	(150.9)
Cash provided by (used in) financing activities	1,288.2	(25.6)
Effect of exchange rate changes on cash	34.9	0.8
Net increase in cash and cash equivalents	$1,329.1	$191.8
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and our current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and indentures governing our senior notes in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 14 within the Notes to Condensed Consolidated Financial Statements.
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long-term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations.
Cash provided by operating activities for the nine months ended June 30, 2017 decreased by $159.3 million to $208.2 million compared to the prior year period. The year over year change was primarily driven by $103.0 million of legal settlements paid in the current year period, increased payments of advertising and promotional expenses in the current year and increased incentive payments paid in the current year on above target fiscal 2016 performance, partially offset by lower interest payments of $4.3 million. Working capital was also impacted in the nine months ended June 30, 2017 by an increase in income taxes receivable of $63.0 million which included lower payments for income taxes of $46.0 million in the current year as compared to the nine months ended June 30, 2016. Working capital was also impacted by higher inventory levels at June 30, 2017 and 2016. Inventory in the current year was primarily impacted by an increase in inventory at Dakota Growers, compared to a reduction in 2016, as inventory was built to improve customer service levels. The prior year increase is primarily due to an increase in inventory at Michael Foods, as supply returned to pre-AI levels.
Cash used in investing activities for the nine months ended June 30, 2017 increased $51.3 million compared to the prior year period, driven by an increase in capital expenditures of $43.9 million and net proceeds received from the sale of businesses of $6.7 million in the prior year partially offset by a reduction in cash paid for acquisitions of $4.2 million and $10.5 million of proceeds received from the sale of our Modesto and Farmers Branch facilities and other property.
Cash provided by financing activities for the nine months ended June 30, 2017 was $1,288.2 million compared to cash used in financing activities of $25.6 million in the prior year period. In fiscal 2017, we received proceeds from the issuance of long-term debt of $3,950.0 million related to the issuance of $1,750.0 million principal of 5.50% and 5.75% senior notes and $2,200.0 million under our Term Loan. A portion of the proceeds from the issuances were used to repay the outstanding principal balances of our 7.375%, 6.75% and 7.75% senior notes and a portion of our 8.00% senior notes, which resulted in a total principal payment of $2,070.5 million. Related to the repayments of long-term debt, we paid tender premiums of $219.8 million for the early extinguishment of the senior notes. For the issuance of the new senior notes, the amendment and restatement of our prior credit agreement and the borrowings under our Term Loan, we paid $52.4 million in debt issuance costs and deferred financing fees. We also repurchased 3.9 shares of our common stock at a total cost of $313.8 million, including brokers’ commissions, during the nine months ended June 30, 2017. The prior year outflow was driven by a $10.9 million payment related to the December 2015 conversion of 0.9 million shares of our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock, repayments of long-term debt of $11.6 million and preferred stock dividend payments of $11.0 million, partially offset by proceeds from exercise of stock awards of $6.6 million and $1.1 million net cash received from stock repurchase contracts.
Debt Covenants
Under the terms of the Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage if all outstanding amounts under the revolving credit facility exceed 30% of the Company’s revolving credit commitments. As of June 30, 2017, we were in compliance with such financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of June 30, 2017, our pro forma consolidated interest coverage ratio exceeded this threshold.
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
As discussed in greater detail in our Annual Report on Form 10-K for the year ended September 30, 2016, our Dymatize reporting unit, which is included in our Active Nutrition segment, failed the first step of the goodwill impairment test but was ultimately not impaired in fiscal 2016. During the first nine months of fiscal 2017, the specialty sports nutrition channel, in which Dymatize sells the majority of its products, has continued to experience weaker than anticipated sales. If the specialty channel declines continue or accelerate and we are unsuccessful in moving into alternative channels, management will have to reassess its long-term expectations for the Dymatize reporting unit. This reassessment could ultimately result in impairments within our Active Nutrition segment, which could be material to our financial statements. We will continue to monitor our actual performance and overall category trends against our long-range estimates.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “aim,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to promptly and effectively integrate the Weetabix business and obtain expected cost savings and synergies within the expected timeframe;

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to anticipate and respond to changes in consumer preferences and trends and introduce new products;

•	our ability to identify, complete and integrate acquisitions and manage our growth;

•	changes in our management, financing and business operations;

•	significant volatility in the costs of certain raw materials, commodities, packaging or energy used to manufacture our products;

•	impairment in the carrying value of goodwill or other intangibles;

•	our ability to successfully implement business strategies to reduce costs;

•	our ability to comply with increased regulatory scrutiny related to certain of our products and/or international sales;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	legal and regulatory factors, including advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding and housing operations;

•
our high leverage, our ability to obtain additional financing (including both secured and unsecured debt), and our ability to service our outstanding debt (including covenants that restrict the operation of our business);

•	the ultimate impact litigation may have on us;

•	the loss or bankruptcy of a significant customer;

•	consolidations in the retail grocery and foodservice industries;

•	the ability of our private label products to compete with nationally branded products;

•	disruptions or inefficiencies in supply chain;

•	our reliance on third party manufacturers for certain of our products;

•	changes in economic conditions, disruptions in the U.S. and global capital and credit markets, and fluctuations in foreign currency exchange rates;

•	changes in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	loss of key employees, labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension and other post-retirement plans;

•	business disruptions caused by information technology failures and/or technology hacking;

•	our ability to protect our intellectual property and other assets;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	significant differences in our actual operating results from our guidance regarding our future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses; and

•
other risks and uncertainties included under “Risk Factors” in this document, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 18, 2016, in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, filed with the SEC on February 3, 2017, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2017, we had outstanding principal value of indebtedness of $6,468.4 million related to our various senior notes issuances, our Term Loan, remaining principal balance for debt assumed in the acquisition of Michael Foods and National Pasteurized Eggs, Inc. and a revolving credit facility with a $800.0 million borrowing capacity. The revolving credit facility has outstanding letters of credit of $10.0 million which reduced the available borrowing capacity to $790.0 million at June 30, 2017. Of the total $6,468.4 million outstanding indebtedness, approximately $4,268.4 million bears interest at fixed rates with a weighted-average interest rate of 5.5% and is not subject to change based on changes in market interest rates.
As of June 30, 2017, we had interest rate swaps with a notional amount of $76.4 million that obligate us to pay a fixed rate of 3.1% and receive one-month LIBOR. Cash settlements on these swaps began in July 2016 and will end in May 2021. In addition, we have interest rate swaps with a $750.0 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 4.0% and receive three-month LIBOR and will result in a lump sum net settlement in July 2018, as well as interest rate swaps with a $899.3 million notional amount that obligate us to pay a weighted-average fixed rate of approximately 3.7% and receive three-month LIBOR and will result in a lump sum net settlement in December 2019. We also had a step-up interest rate swap with a notional amount of $1,000.0 million that obligates Post to pay a fixed rate and receive one-month LIBOR, and requires monthly cash settlements that began in June 2017 and end in May 2024. The fixed rate increases each year until the termination date with an average rate over the life of the swap of 4.3%.
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

Foreign Currency Risk
The Company has foreign currency exchange rate risk related to its foreign subsidiaries. The Company uses foreign exchange contracts to hedge some of the risk of fluctuations in future cash flows and earnings related to changes in exchange rates. As of June 30, 2017, the Company held foreign exchange contracts, consisting of options, forwards and cross-currency swaps with a total notional amount of $472.7 million. The fair value of foreign exchange contracts consists of assets of $2.1 million and liabilities of $16.0 million. For additional information, refer to Note 11 within the Notes to Condensed Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s acquisitions in fiscal 2016 and 2017, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. The Company’s fiscal 2017 acquisitions of National Pasteurized Eggs, Inc. and Weetabix will be excluded from management's assessment of internal control over financial reporting as of September 30, 2017.
Except as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Motions related to class certification: In September 2015, the court granted the motion of the direct purchaser plaintiffs to certify a shell-egg subclass, but denied their motion to certify an egg-products subclass. Also in September 2015, the court denied the motion of the indirect purchaser plaintiffs for class certification. The indirect purchaser plaintiffs subsequently filed an alternative motion for certification of an injunctive class, and that motion was denied on June 27, 2017.
Motions for summary judgment: In September 2016, the court granted the defendants’ motion for summary judgment based on purchases of egg products, thereby limiting all claims to shell eggs. Also in September 2016, the court denied individual motions for summary judgment made by Michael Foods and three other defendants that had sought the dismissal of all claims against them.
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
On January 19, 2017, Michael Foods entered into a settlement, the details of which are confidential, with the opt-out plaintiffs (excluding those opt-out plaintiffs whose claims relate primarily or exclusively to egg products; several of those plaintiffs are now appealing the dismissal of the egg products claims). This settlement was paid by the Company as of June 30, 2017. Michael Foods has at all times denied liability in this matter, and neither settlement contains any admission of liability by Michael Foods.
Under current law, any settlement paid, including the settlement with the direct purchaser plaintiffs and the settlement with the opt-out plaintiffs, is deductible for federal income tax purposes.
Remaining portions of the case: The indirect purchaser plaintiffs are seeking to immediately appeal the court’s denial of their motions for class certification. The Third Circuit Court of Appeals has not yet ruled on whether it will accept these matters for review. Additionally, the elimination of egg products from the case is being appealed by the opt-out plaintiffs who purchased egg products. The appeal is fully submitted to the Third Circuit Court of Appeals.
While the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the Michael Foods settlements described above, there is still a possibility of an adverse outcome following appellate review of the remaining portions of the case. At this time, however, we do not believe it is possible to estimate any loss in connection with these remaining portions of the egg antitrust litigation. Accordingly, we cannot predict what impact, if any, these remaining matters and any results from such matters could have on our future results of operations.
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
ITEM 1A. RISK FACTORS.
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 18, 2016, as of and for the year ended September 30, 2016, and in our Quarterly Reports on Form 10-Q, filed with the SEC on February 3, 2017 and May 9, 2017, in addition to the risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition or results.
Weetabix operates in a similar mature ready-to-eat (RTE) cereal market as our Post Consumer Brands cereal operations, and the failure or weakening of this market could materially adversely affect our financial results.
Weetabix produces and distributes branded and private label RTE, hot cereals, other cereal-based food products, breakfast drinks and muesli, selling products to grocery stores, discounters, wholesalers and convenience stores across the United Kingdom, Ireland, North America and the rest of the world. Our Post Consumer Brands segment manufactures, markets and sells branded, licensed and private label RTE and hot cereal products to grocery stores, big box retailers, and food service distributors, primarily in the United States, Puerto Rico, Canada, Mexico and the rest of the world. The RTE cereal category has experienced weakness in recent years, and we expect this trend may continue. Although we expect to achieve synergies in connection with our acquisition of Weetabix, continuing weaknesses in the RTE cereal category, or the weakening of our major products competing in this category, could have a material adverse impact on our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (b) (c)
April 1, 2017 - April 30, 2017	—	—	—
May 1, 2017 - May 31, 2017	1,459,277	$81.16	1,459,277	$48,473,871
June 1, 2017 - June 30, 2017	745,751	$83.41	745,751	$236,271,225
Total	2,205,028	$81.92	2,205,028	$236,271,225

(a)	The total number of shares purchased includes: (i) shares purchased on the open market and (ii) shares purchased pursuant to a Rule 10b5-1 plan.

(b)	Does not include brokers’ commissions.

(c)
On February 2, 2016, our Board of Directors authorized the Company to repurchase up to $300,000,000 of shares of our common stock. The authorization expires on February 2, 2018, and the Company has repurchased all $300,000,000 of shares under such authorization. On June 6, 2017, our Board of Directors authorized the Company to repurchase up to an additional $250,000,000 of shares of our common stock. The authorization expires on June 6, 2019.

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

*4.1
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

*4.2
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

*4.3
Indenture (2022 Notes), dated as of June 2, 2014, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2014)

*4.4
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

*4.5
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

*4.6
Indenture (2025 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2017)

*4.7
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

*4.8
Third Supplemental Indenture (2025 Notes), dated as of May 19, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 22, 2017)

*10.60
First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2017, by and among Post Holdings, Inc., Barclays Bank PLC as administrative agent, the Required Lenders (as defined therein) and the Guarantors (as defined therein) (Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q filed on May 9, 2017)

*10.61
Joinder Agreement No. 1, dated as of May 24, 2017, by and among Post Holdings, Inc., Credit Suisse AG, Cayman Islands Branch, the Guarantors (as defined therein) and Barclays Bank PLC as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2017)

*10.62
Joinder Agreement No. 2, dated as of June 29, 2017, by and among Post Holdings, Inc., Credit Suisse AG, Cayman Islands Branch, the Guarantors (as defined therein) and Barclays Bank PLC as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2017)

**†10.63	Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as amended and restated, effective as of August 1, 2017

Exhibit No.	Description
*†10.64	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2017)

*†10.65	Post Holdings, Inc. Amended and Restated Executive Savings Investment Plan, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2017)

*†10.66
Post Holdings, Inc. Amended and Restated Deferred Compensation Plan for Key Employees, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2017)

**31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017

**31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017

**32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017

**101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Incorporated by reference.
**	Furnished with this Form 10-Q.
†	These exhibits constitute management contracts, compensatory plans and arrangements.
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

POST HOLDINGS, INC.
Date:	August 4, 2017	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
SVP and Chief Financial Officer (Principal Financial and Accounting Officer)