Form 10-Q
period 2017-12-31
Post Holdings, Inc.
filed 2018-02-02
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
OR
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
Common stock, $0.01 Par Value – 65,576,238 shares as of January 31, 2018

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2017	2016
Net Sales	$1,433.1	$1,249.8
Cost of goods sold	981.4	870.6
Gross Profit	451.7	379.2
Selling, general and administrative expenses	245.7	264.1
Amortization of intangible assets	41.5	38.9
Other operating expenses, net	—	—
Operating Profit	164.5	76.2
Interest expense, net	90.5	72.9
Loss on extinguishment of debt	37.3	—
Other income, net	(2.7)	(144.5)
Earnings before Income Taxes	39.4	147.8
Income tax (benefit) expense	(255.8)	46.0
Net Earnings Including Noncontrolling Interest	295.2	101.8
Less: Net earnings attributable to noncontrolling interest	0.3	—
Net Earnings	294.9	101.8
Preferred stock dividends	(3.4)	(3.4)
Net Earnings Available to Common Shareholders	$291.5	$98.4

Earnings per Common Share:
Basic	$4.42	$1.42
Diluted	$3.82	$1.27

Weighted-Average Common Shares Outstanding:
Basic	66.0	69.2
Diluted	77.3	80.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2017	2016
Net Earnings Including Noncontrolling Interest	$295.2	$101.8
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(0.8)	(0.6)
Hedging adjustments:
Unrealized net loss on derivatives	(1.5)	—
Reclassifications to net earnings	0.3	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	13.9	(1.9)
Tax benefit on other comprehensive income:
Pension and postretirement benefits	0.2	0.2
Hedging	0.3	—
Total Other Comprehensive Income	12.4	(2.3)
Less: Comprehensive income attributable to noncontrolling interest	0.3	—
Total Comprehensive Income	$307.3	$99.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2017	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,944.5	$1,525.9
Restricted cash	2.6	4.2
Receivables, net	468.3	480.6
Inventories	587.2	573.5
Prepaid expenses and other current assets	47.0	31.7
Total Current Assets	3,049.6	2,615.9
Property, net	1,678.4	1,690.7
Goodwill	4,039.2	4,032.0
Other intangible assets, net	3,316.6	3,353.9
Other assets	196.0	184.3
Total Assets	$12,279.8	$11,876.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.1	$22.1
Accounts payable	351.2	336.0
Other current liabilities	378.9	346.3
Total Current Liabilities	752.2	704.4
Long-term debt	7,512.6	7,149.1
Deferred income taxes	643.6	905.8
Other liabilities	331.0	327.8
Total Liabilities	9,239.4	9,087.1

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.7	0.7
Additional paid-in capital	3,565.6	3,566.5
Accumulated deficit	(81.1)	(376.0)
Accumulated other comprehensive loss	(27.6)	(40.0)
Treasury stock, at cost	(427.2)	(371.2)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,030.4	2,780.0
Noncontrolling interest	10.0	9.7
Total Shareholders’ Equity	3,040.4	2,789.7
Total Liabilities and Shareholders’ Equity	$12,279.8	$11,876.8

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net Earnings Including Noncontrolling Interest	$295.2	$101.8
Adjustments to reconcile net earnings to net cash flow provided by (used in) operating activities:
Depreciation and amortization	90.5	77.1
Unrealized gain on interest rate swaps	(3.1)	(145.0)
Loss on extinguishment of debt	37.3	—
Non-cash stock-based compensation expense	6.8	4.9
Deferred income taxes	(262.7)	62.1
Other, net	(3.1)	(0.2)
Other changes in current assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables, net	11.6	(18.0)
Increase in inventories	(13.4)	(8.7)
Increase in prepaid expenses and other current assets	(14.5)	(6.9)
Increase (decrease) in accounts payable and other current liabilities	61.9	(90.2)
(Decrease) increase in non-current liabilities	(2.0)	3.7
Net Cash Provided by (Used in) Operating Activities	204.5	(19.4)

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(91.4)
Additions to property	(46.7)	(31.8)
Restricted cash	1.6	(4.6)
Proceeds from sale of property and assets held for sale	0.1	6.0
Other, net	(1.2)	—
Net Cash Used in Investing Activities	(46.2)	(121.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,000.0	—
Repayments of long-term debt	(635.5)	(3.6)
Purchases of treasury stock	(56.0)	(133.1)
Payments of preferred stock dividends	(3.4)	(3.4)
Payments of debt issuance costs	(10.2)	—
Payment of premium on debt extinguishment	(30.8)	—
Proceeds from exercise of stock awards	—	9.4
Other, net	(4.5)	(1.9)
Net Cash Provided by (Used in) Financing Activities	259.6	(132.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.7	(0.7)
Net Increase (Decrease) in Cash and Cash Equivalents	418.6	(274.5)
Cash and Cash Equivalents, Beginning of Year	1,525.9	1,143.6
Cash and Cash Equivalents, End of Period	$1,944.5	$869.1

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we”) as of and for the fiscal year ended September 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 17, 2017.
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income, financial position and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation. Reclassifications related to the fiscal 2017 adoption of Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” for the three months ended December 31, 2016, resulted in a decrease in “Income tax (benefit) expense” and an increase in “Net Earnings” of $4.2, respectively, a six cent increase in “Basic Earnings per Common Share” and a five cent increase in “Diluted Earnings per Common Share” as reported on the Condensed Consolidated Statement of Operations.
NOTE 2 - RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
Recently Issued
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” This standards update requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020), with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact and timing of adopting this guidance, however, an increase in both assets and liabilities is expected.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2017 (i.e., Post’s financial statements for the year ending September 30, 2019). The Company is assessing the impact that the standard will have on its accounting policies, processes, system requirements, internal controls and disclosures. Internal resources have been assigned to this assessment, and the Company has engaged a third party to assist in the assessment and implementation. The Company has established a project plan, identified key revenue streams, completed an initial review of its customer contracts and is considering impacted policies and processes. The Company will adopt the standard on October 1, 2018 and expects to use the modified retrospective transition method of adoption.  The Company continues to evaluate the effect that this standard will have on the condensed consolidated financial statements and related disclosures.
Recently Adopted
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” The standard requires most inventory to be measured at the lower of cost and net realizable value (“NRV”), thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, NRV, or NRV less a normal profit margin. The ASU will not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The Company adopted this ASU during the first quarter of fiscal 2018. The adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

NOTE 3 — BUSINESS COMBINATIONS
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
On July 3, 2017, the Company completed its acquisition of Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively the “Weetabix Group”) for a purchase price of approximately £1,400.0 with a payment at closing of £1,454.1, excluding £48.0 of cash acquired (approximately $1,887.2, excluding $62.2 of cash acquired). The Weetabix Group is a packaged food company that primarily produces branded and private label ready-to-eat (“RTE”) cereal and muesli products. The Weetabix Group is reported in two reportable segments. The results of the Weetabix operations outside of North America (“Weetabix”) are reported as the Weetabix segment, and the Weetabix North American operations (“Weetabix NA”) are reported in the Post Consumer Brands segment (see Note 17). Based on the preliminary purchase price allocation of Weetabix, the Company recorded $172.8 of customer relationships to be amortized over a weighted-average period of approximately 20 years, $30.5 to definite-lived trademarks and brands to be amortized over a weighted-average period of 16 years and $391.0 of indefinite-lived trademarks. Based on the preliminary purchase price allocation of Weetabix NA, the Company recorded $14.1 of customer relationships to be amortized over a weighted-average period of 21 years.
On October 3, 2016, the Company completed its acquisition of National Pasteurized Eggs, Inc. (“NPE”) for $93.5, subject to net working capital and other adjustments, resulting in a payment of $97.0. In February 2017, a final settlement of net working capital was reached, resulting in an amount back to the Company of $1.2. NPE is a producer of pasteurized shell eggs, including cage-free eggs, and is reported in Post’s Michael Foods Group segment (see Note 17). Based upon the purchase price allocation, the Company recorded $43.9 of customer relationships to be amortized over a weighted-average period of 16 years and $7.5 of trademarks and brands to be amortized over a weighted-average period of 20 years.
The following table provides the preliminary allocation of the purchase price related to the fiscal 2017 acquisition of the Weetabix Group based upon the fair value of assets and liabilities assumed including the provisional amounts recognized related to the acquisition as of September 30, 2017, as well as measurement period adjustments made during the three months ended December 31, 2017. Certain preliminary values of the Weetabix Group acquisition, including receivables, inventory, property, goodwill, other intangible assets, other assets, other current liabilities, deferred taxes and other liabilities, are not yet finalized pending the final purchase price allocation and are subject to change once additional information is obtained. The Company does not expect the final fair value of goodwill related to the acquisition of the Weetabix Group to be deductible for U.S. income tax purposes.

	Acquisition Date Amounts Recognized as of September 30, 2017 (a)	Adjustments During the Three Months Ended December 31, 2017	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$62.2	$—	$62.2
Receivables	39.7	(0.7)	39.0
Inventories	63.4	—	63.4
Prepaid expenses and other current assets	1.2	—	1.2
Property	283.9	—	283.9
Goodwill	969.3	0.6	969.9
Other intangible assets	608.4	—	608.4
Other assets	112.0	—	112.0
Accounts payable	(66.3)	—	(66.3)
Other current liabilities	(28.4)	—	(28.4)
Deferred tax liability - long-term	(137.6)	0.1	(137.5)
Other liabilities	(10.9)	—	(10.9)
Noncontrolling interest	(9.7)	—	(9.7)
Total acquisition cost	$1,887.2	$—	$1,887.2
(a) As previously reported in Post’s Annual Report on Form 10-K filed with the SEC on November 17, 2017.

Transaction-related expenses
The Company incurs transaction-related expenses in connection with both completed and contemplated acquisitions, divestitures and mergers. These expenses generally include third-party costs for due diligence, advisory services and transaction success fees. Transaction-related expenses of $3.1 and $0.7 were incurred during the three months ended December 31, 2017 and 2016, respectively, and are recorded as “Selling, general and administrative expenses.”
Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the Weetabix Group for the periods presented as if the fiscal 2017 acquisition had occurred on October 1, 2015, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, transaction and extinguished debt costs and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended December 31,
	2017	2016
Pro forma net sales	$1,433.1	$1,379.4
Pro forma net earnings available to common shareholders	$292.5	$107.6
Pro forma basic earnings per common share	$4.43	$1.55
Pro forma diluted earnings per common share	$3.83	$1.38
NOTE 4 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Michael Foods Group	Active Nutrition	Private Brands	Total
Balance, September 30, 2017
Goodwill (gross)	$2,074.7	$926.9	$1,392.1	$180.7	$181.5	$4,755.9
Accumulated impairment losses	(609.1)	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,465.6	$926.9	$1,392.1	$65.9	$181.5	$4,032.0
Acquisition related adjustment	0.7	(0.1)	—	—	—	0.6
Currency translation adjustment	—	6.6	—	—	—	6.6
Balance, December 31, 2017
Goodwill (gross)	$2,075.4	$933.4	$1,392.1	$180.7	$181.5	$4,763.1
Accumulated impairment losses	(609.1)	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,466.3	$933.4	$1,392.1	$65.9	$181.5	$4,039.2
NOTE 5 — EQUITY INTERESTS
In connection with its acquisition of the Weetabix Group in July 2017 (see Note 3), the Company acquired an equity interest in two legal entities, Alpen Food Company South Africa (Proprietary) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”). Results of both entities are reported in the Weetabix segment (see Note 17).
Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $6.3 and $4.5 at December 31, 2017 and September 30, 2017, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets. Equity method earnings of $0.1 was included in “Other operating expenses, net” in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2017. The Company had a note receivable balance with Alpen of $1.1 and $1.0 at December 31, 2017 and September 30, 2017, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on

Weetabix East Africa’s Board of Directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements. Weetabix East Africa had long-term payables with Pioneer Food Group Limited, the owner of the remaining 49.9% of the business, of $0.6 and $0.5 at December 31, 2017 and September 30, 2017, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
NOTE 6 — INCOME TAXES
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, resulting in significant impacts to the Company’s accounting for income taxes in the current year. The most significant of these impacts relate to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017, and before January 1, 2023. The Tax Act enacts a new U.S. federal corporate tax rate of 21% that will fully go into effect for the Company’s fiscal 2019 tax year and is prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s current tax year. This proration results in a blended rate of 24.5% for fiscal 2018. At the time these financial statements were issued, the Company had not completed the accounting for the tax effects related to the enactment of the Tax Act. However, provisional estimates were made in the following instances: (i) the Company remeasured its existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $270.7 and (ii) the Company calculated the one-time transition tax and recorded provisional tax expense of $7.1. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed throughout the year as assets are placed in service.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in current accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts resulting from changes to current year earnings estimates and foreign exchange rates. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by September 30, 2018.
NOTE 7 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2017			September 30, 2017
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,250.5	$(446.7)	$1,803.8	$2,249.3	$(416.7)	$1,832.6
Trademarks/brands	834.3	(173.8)	660.5	834.1	(162.9)	671.2
Other intangible assets	21.7	(10.4)	11.3	21.7	(9.8)	11.9
	3,106.5	(630.9)	2,475.6	3,105.1	(589.4)	2,515.7
Not subject to amortization:
Trademarks/brands	841.0	—	841.0	838.2	—	838.2
	$3,947.5	$(630.9)	$3,316.6	$3,943.3	$(589.4)	$3,353.9
NOTE 8 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. For the periods outstanding, the Company’s tangible equity units (“TEUs”) were assumed to be settled at the minimum settlement amount of 1.7114 shares per TEU for weighted-average shares for basic earnings per share. For diluted earnings per share, the shares, to the extent dilutive, were assumed to be settled at a conversion factor based on the daily volume-weighted-average price per share of the Company’s common stock not to exceed 2.0964 shares per TEU. All TEU purchase contracts were settled as of June 1, 2017.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2017 and 2016, respectively.

	Three Months Ended December 31,
	2017	2016
Net earnings for basic earnings per share	$291.5	$98.4
Dilutive preferred stock dividends	3.4	3.4
Net earnings for diluted earnings per share	$294.9	$101.8

Weighted-average shares outstanding	66.0	64.5
Effect of TEUs on weighted-average shares for basic earnings per share	—	4.7
Weighted-average shares for basic earnings per share	66.0	69.2
Effect of dilutive securities:
Stock options	1.8	1.8
Stock appreciation rights	0.1	0.1
Restricted stock awards	0.4	0.2
Preferred shares conversion to common	9.0	9.0
Total dilutive securities	11.3	11.1
Weighted-average shares for diluted earnings per share	77.3	80.3

Basic earnings per common share	$4.42	$1.42
Diluted earnings per common share	$3.82	$1.27
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2017	2016
Stock options	0.6	0.3
NOTE 9 — INVENTORIES

	December 31, 2017	September 30, 2017
Raw materials and supplies	$134.9	$129.8
Work in process	18.5	16.9
Finished products	403.6	395.6
Flocks	30.2	31.2
	$587.2	$573.5
NOTE 10 — PROPERTY, NET

	December 31, 2017	September 30, 2017
Property, at cost	$2,430.1	$2,394.1
Accumulated depreciation	(751.7)	(703.4)
	$1,678.4	$1,690.7
NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to floating rate debt and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.

At December 31, 2017, the Company’s derivative instruments consisted of:
Not designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815

•	Commodity and energy futures and option contracts which relate to inputs that generally will be utilized within the next year;

•
a pay-fixed, receive-variable interest rate swap maturing in May 2021 that requires monthly settlements and has the effect of hedging interest payments on debt expected to be issued but not yet priced; and

•
rate-lock interest rate swaps that require four lump sum settlements with the first settlement occurring in July 2018 and the last in July 2020 and have the effect of hedging interest payments on debt expected to be issued but not yet priced.

Designated as hedging instruments under ASC Topic 815

•
Foreign currency forward contracts used as a cash flow hedge of forecasted Euro denominated capital purchases occurring within the next 14 months against currency fluctuations between Euro and U.S. dollar;

•
a pay-fixed, receive-fixed cross-currency swap maturing in July 2022 that requires quarterly cash settlements used as a net investment hedge of the Company’s investment in the Weetabix Group, which is denominated in GBP; and

•
a pay-fixed, receive-variable interest rate swap maturing in May 2024 that requires monthly settlements and is used as a cash flow hedge of forecasted interest payments on the Company’s variable rate term loan (see Note 14).

The following table shows the notional amounts of derivative instruments held.

	December 31, 2017	September 30, 2017
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$40.4	$53.8
Energy contracts	21.5	25.6
Interest rate swap	75.7	76.1
Interest rate swaps - Rate-lock swaps	1,649.3	1,649.3
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Forward contracts	16.6	20.9
Foreign exchange contracts - Cross-currency swaps	448.7	448.7
Interest rate swap	1,000.0	1,000.0

The following table presents the balance sheet location and fair value of the Company’s derivative instruments as of December 31, 2017 and September 30, 2017, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$0.1	$0.5	$—	$—
Energy contracts	Prepaid expenses and other current assets	5.2	3.8	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	1.2	1.3	1.2	1.1
Foreign exchange contracts	Other assets	0.1	0.3	0.1	0.3
Interest rate swaps	Prepaid expenses and other current assets	0.6	—	0.6	—
Interest rate swaps	Other assets	3.8	—	3.8	—
		$11.0	$5.9	$5.7	$1.4

Liability Derivatives:
Commodity contracts	Other current liabilities	$1.8	$1.9	$—	$—
Energy contracts	Other current liabilities	0.4	0.3	—	—
Foreign exchange contracts	Other current liabilities	2.1	1.5	2.1	1.5
Foreign exchange contracts	Other liabilities	34.5	23.6	34.5	23.6
Interest rate swaps	Other current liabilities	48.4	50.9	—	0.7
Interest rate swaps	Other liabilities	159.8	165.3	—	4.2
		$247.0	$243.5	$36.6	$30.0
The following tables present the effects of the Company’s derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2017	2016
Commodity contracts	Cost of goods sold	$0.4	$4.5
Energy contracts	Cost of goods sold	(2.2)	(3.2)
Foreign exchange contracts	Selling, general and administrative expenses	0.2	—
Interest rate swaps	Other income, net	(2.7)	(144.5)

Derivatives Designated as Hedging Instruments	(Gain) Loss Recognized in OCI		Loss Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2017	2016	2017	2016
Foreign exchange contracts	$(0.2)	$—	$—	$—	Selling, general and administrative expenses
Interest rate swaps	(9.0)	—	0.3	—	Interest expense, net
Cross-currency swaps	10.7	—	—	—	Other income, net
Accumulated Other Comprehensive Income (“OCI”) included a $19.3 net loss on hedging instruments before taxes ($12.1 after taxes) at December 31, 2017, compared to a $18.1 net loss before taxes ($11.2 after taxes) at September 30, 2017. Approximately

$0.6 of the net hedging gains reported in accumulated OCI at December 31, 2017, is expected to be reclassified into earnings within the next 12 months. For gains and losses associated with foreign exchange forward contracts, the reclassification will occur on a straight-line basis over the useful life of the related capital assets. For gains or losses associated with interest rate swaps, the reclassification will occur over the term of the related debt. Reclassification of gains and losses reported in accumulated OCI related to the cross-currency swaps will only occur in the event all United Kingdom-based operations are liquidated.
At December 31, 2017 and September 30, 2017, the Company had pledged collateral of $1.3 and $2.9, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	December 31, 2017			September 30, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$16.8	$16.8	$—	$15.4	$15.4	$—
Derivative assets	11.0	—	11.0	5.9	—	5.9
	$27.8	$16.8	$11.0	$21.3	$15.4	$5.9
Liabilities:
Deferred compensation liabilities	$23.4	$—	$23.4	$22.5	$—	$22.5
Derivative liabilities	247.0	—	247.0	243.5	—	243.5
	$270.4	$—	$270.4	$266.0	$—	$266.0
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
The Company utilizes the income approach to measure fair value for its commodity and energy derivatives. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices. Foreign exchange contracts are valued using the spot rate less the forward rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Refer to Note 11 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the Condensed Consolidated Statements of Operations.
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. Based on current market rates, the fair value of the Company’s debt (Level 2) was $7,633.6 and $7,343.4 as of December 31, 2017 and September 30, 2017, respectively.
Certain assets and liabilities, including long-lived assets, goodwill and indefinite-lived intangibles, are measured at fair value on a non-recurring basis.
NOTE 13 — LEGAL PROCEEDINGS
Antitrust claims: In late 2008 and early 2009, some 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. (“Michael Foods”), a wholly owned subsidiary of the Company, and some 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
The case involved three plaintiff groups: (1) direct purchasers of eggs and egg products; (2) companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of any eventual class and brought their own separate actions against the defendants (“opt-out plaintiffs”); and (3) indirect purchasers of shell eggs. In September 2016, the district court granted the defendants’ motion for summary judgment based on purchases of egg products, thereby limiting all claims to shell eggs.
Status of claims: (1) Michael Foods settled all class claims asserted against it by the direct purchaser plaintiffs for a payment of $75.0, which settlement became final on December 21, 2017; (2) Michael Foods entered into a settlement, the details of which are confidential, with the opt-out plaintiffs (excluding those opt-out plaintiffs whose claims relate primarily or exclusively to egg products) on January 19, 2017; and (3) the district court denied the motion of the indirect purchaser plaintiffs for class certification in September 2015 as well as an alternative motion for certification of an injunctive class in June 2017. Michael Foods has at all times denied liability in this matter, and neither settlement contains any admission of liability by Michael Foods.
Remaining portions of the case: The Third Circuit Court of Appeals denied the motions of the indirect purchaser plaintiffs to immediately appeal the district court’s denial of their motions for class certification. In addition, the elimination of egg products from the case was appealed to the Third Circuit Court of Appeals by certain opt-out plaintiffs who purchased egg products. On January 22, 2018, the Third Circuit Court of Appeals ruled that the opt-out plaintiffs who purchased egg products have standing to seek damages and remanded this portion of the case to the district court for further proceedings.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the Michael Foods settlements described above, the remaining portions of the case could still result in a material adverse outcome. At this time, however, the Company does not believe it is possible to estimate any loss in connection with these remaining portions of the egg antitrust litigation. Accordingly, the Company cannot predict what impact, if any, these remaining matters and any results from such matters could have on the Company’s future results of operations.
During the three months ended December 31, 2016, the Company expensed $74.5, included in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations, related to these settlements. No expense was recorded related to these matters in the three months ended December 31, 2017 and no accruals were recorded for these matters at December 31, 2017 or September 30, 2017. Under current law, any settlement paid, including the settlement with the direct purchaser plaintiffs and the settlement with the opt-out plaintiffs, is deductible for federal income tax purposes.
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
NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	December 31, 2017	September 30, 2017
5.625% Senior Notes maturing January 2028	$1,000.0	$—
5.50% Senior Notes maturing March 2025	1,000.0	1,000.0
5.75% Senior Notes maturing March 2027	1,500.0	1,500.0
5.00% Senior Notes maturing August 2026	1,750.0	1,750.0
8.00% Senior Notes maturing July 2025	137.5	137.5
6.00% Senior Notes maturing December 2022	—	630.0
Term Loan	2,189.0	2,194.5
Capital leases	0.2	0.2
	$7,576.7	$7,212.2
Less: Current portion of long-term debt	(22.1)	(22.1)
Debt issuance costs, net	(81.9)	(81.8)
Plus: Unamortized premium	39.9	40.8
Total long-term debt	$7,512.6	$7,149.1

Senior Notes
On December 1, 2017, the Company issued $1,000.0 principal value of 5.625% senior notes due in January 2028. The 5.625% senior notes were issued at par and the Company received $990.7 after paying investment banking and other fees of $9.3, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 5.625% senior notes are due semi-annually each January 15 and July 15. With the net proceeds received from this issuance, the Company repaid the $630.0 principal value of the 6.00% senior notes due in December 2022. In connection with the early repayment of these notes, the Company recorded expense of $37.3 in the three months ended December 31, 2017, which is reported as “Loss on extinguishment of debt” in the Condensed Consolidated Statement of Operations. This loss included a premium of $30.8 and debt issuance costs write-offs of $6.5. The remaining proceeds were used to fund a portion of the consideration paid for the Bob Evans Farms, Inc. (“Bob Evans”) acquisition which was completed on January 12, 2018 (see Note 18).
Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement (as further amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The issuance of letters of credit is available under the Credit Agreement in an aggregate amount of up to $50.0. The Revolving Credit Facility has outstanding letters of credit of $14.9 which reduced the available borrowing capacity under the Credit Agreement to $785.1 at December 31, 2017.
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
The Credit Agreement contains a financial covenant requiring the Company to maintain a senior secured leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of December 31, 2017, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, indebtedness in excess of $75.0, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $75.0, attachments issued against a material part of the Company’s property, change in control, the invalidity of any loan document, the failure of the collateral documents to create a valid and perfected first priority lien and certain Employee Retirement Income Security Act of 1974 (“ERISA”) events. Upon the occurrence of an event of default, the maturity of the loans under the Credit Agreement may be accelerated and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees for the Company’s obligations under the Credit Agreement.
The Credit Agreement also permits the Company to incur additional unsecured debt if, among other conditions, the pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of December 31, 2017, the pro forma consolidated interest coverage ratio exceeded this threshold.
NOTE 15 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the United States, the United Kingdom and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance). Amounts for the Canadian plans are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.
The following tables provide the components of net periodic benefit cost (gain) for the pension plans.

	North America
	Three Months Ended December 31,
	2017	2016
Components of net periodic benefit cost (gain)
Service cost	$1.1	$1.0
Interest cost	0.9	0.6
Expected return on plan assets	(1.1)	(0.7)
Recognized net actuarial loss	0.3	0.4
Net periodic benefit cost	$1.2	$1.3

	Other International
	Three Months Ended December 31,
	2017	2016
Components of net periodic benefit cost (gain)
Service cost	$1.7	$—
Interest cost	4.8	—
Expected return on plan assets	(7.8)	—
Net periodic benefit gain	$(1.3)	$—

The following tables provide the components of net periodic benefit cost (gain) for the North American other postretirement benefit plans.

	Three Months Ended December 31,
	2017	2016
Components of net periodic benefit cost (gain)
Service cost	$0.2	$0.1
Interest cost	0.5	0.5
Recognized net actuarial loss	0.1	0.2
Recognized prior service credit	(1.2)	(1.2)
Net periodic benefit gain	$(0.4)	$(0.4)
NOTE 16 — SHAREHOLDERS’ EQUITY
During the three months ended December 31, 2017, the Company repurchased 0.7 shares of its common stock at an average share price of $78.03 for a total cost of $56.0, including broker’s commissions. During the three months ended December 31, 2016, the Company repurchased 1.7 shares of its common stock at an average share price of $76.32 for a total cost of $133.1, including brokers’ commissions. The repurchases were recorded as “Treasury stock, at cost” on the Condensed Consolidated Balance Sheets.
NOTE 17 — SEGMENTS
During the fourth quarter of fiscal 2017, the Company reorganized its reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At December 31, 2017, the Company’s reportable segments were as follows:

•	Post Consumer Brands: North American RTE cereal and granola businesses;

•	Weetabix: RTE cereal and the branded muesli business sold and distributed primarily outside of North America;

•	Michael Foods Group: eggs, potatoes, cheese and pasta;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: peanut and other nut butters and dried fruit and nut products.

All fiscal 2017 segment results reported herein have been reclassified to conform with December 31, 2017 presentation.
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

	Three Months Ended December 31,
	2017	2016
Net Sales
Post Consumer Brands	$456.0	$447.4
Weetabix	99.7	—
Michael Foods Group	577.1	539.8
Active Nutrition	186.0	153.9
Private Brands	114.3	108.7
Total	$1,433.1	$1,249.8
Segment Profit (Loss)
Post Consumer Brands	$72.9	$82.9
Weetabix	16.8	—
Michael Foods Group	74.9	(17.0)
Active Nutrition	19.8	24.9
Private Brands	8.4	5.7
Total segment profit	192.8	96.5
General corporate expenses and other	28.3	20.3
Interest expense, net	90.5	72.9
Loss on extinguishment of debt	37.3	—
Other income, net	(2.7)	(144.5)
Earnings before income taxes	$39.4	$147.8
Depreciation and amortization
Post Consumer Brands	$32.6	$28.4
Weetabix	7.1	—
Michael Foods Group	38.0	36.7
Active Nutrition	6.5	6.2
Private Brands	5.1	4.9
Total segment depreciation and amortization	89.3	76.2
Corporate	1.2	0.9
Total	$90.5	$77.1

Assets	December 31, 2017	September 30, 2017
Post Consumer Brands	$3,608.2	$3,611.9
Weetabix	2,081.6	2,048.9
Michael Foods Group	3,544.2	3,572.2
Active Nutrition	599.1	581.3
Private Brands	491.8	487.3
Corporate	1,954.9	1,575.2
Total	$12,279.8	$11,876.8

NOTE 18 — SUBSEQUENT EVENTS
On January 12, 2018, the Company completed its acquisition of Bob Evans, a producer of retail refrigerated potato, pasta and vegetable-based side dishes, pork sausage and a variety of refrigerated and frozen convenience food items. The Company paid each holder of Bob Evans common stock $77.00 per share; however, the Company has not paid any amounts to holders of approximately 4.35 million shares of Bob Evans common stock who demanded appraisal under Delaware law and have not withdrawn their demands. The Company made a payment at closing of $1,381.1 (which, in addition to the amounts paid to Bob Evans stockholders, includes amounts paid to retire certain debt and other obligations of Bob Evans) and expects to make an additional payment of approximately $10.0, excluding any amounts that will be payable to holders of Bob Evans common stock who have exercised appraisal rights as described above.
This transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the condensed consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and the “Cautionary Statements Regarding Forward-Looking Statements” included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in five reportable segments: Post Consumer Brands, Weetabix, Michael Foods Group, Active Nutrition and Private Brands. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, ingredient and e-commerce.
Acquisitions
We completed the following acquisitions during fiscal 2017:

•	National Pasteurized Eggs, Inc. (“NPE”), acquired October 3, 2016, and

•
Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively the “Weetabix Group”), acquired July 3, 2017.

On January 12, 2018, subsequent to the end of the period covered by this report, we acquired Bob Evans Farms, Inc. (“Bob Evans”).
Segment Reorganization
During the fourth quarter of fiscal 2017, we reorganized our reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At December 31, 2017, our reportable segments were as follows:

•	Post Consumer Brands: North American ready-to-eat (“RTE”) cereal and granola businesses, inclusive of Weetabix North America (“Weetabix NA”);

•	Weetabix: RTE cereal and the branded muesli business sold and distributed primarily outside of North America;

•	Michael Foods Group: eggs, potatoes, cheese and pasta;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: peanut and other nut butters and dried fruit and nut products.
All prior year segment results reported herein have been reclassified to conform with the December 31, 2017 presentation.
RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change
Net Sales	$1,433.1	$1,249.8	$183.3	15%

Operating Profit	$164.5	$76.2	$88.3	116%
Interest expense, net	90.5	72.9	(17.6)	(24)%
Loss on extinguishment of debt	37.3	—	(37.3)	n/a
Other income, net	(2.7)	(144.5)	(141.8)	(98)%
Income tax (benefit) expense	(255.8)	46.0	301.8	656%
Less: Net earnings attributable to noncontrolling interest	0.3	—	(0.3)	n/a
Net Earnings	$294.9	$101.8	$193.1	190%
Net Sales
Net sales increased $183.3 million, or 15%, during the three months ended December 31, 2017, compared to the corresponding period in the prior year. The increase was primarily due to the inclusion of incremental contribution from our prior year acquisition of the Weetabix Group combined with net sales growth in our Michael Foods Group, Active Nutrition and Private Brands segments, partially offset by lower net sales in our Post Consumer Brands segment (excluding the impact of the Weetabix NA business). For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $88.3 million, or 116%, during the three months ended December 31, 2017, compared to the corresponding period in the prior year. Operating profit was negatively impacted by provisions for legal settlements of $9.0 million and $74.5 million in the three months ended December 31, 2017 and 2016, respectively; excluding these impacts, operating profit increased $22.8 million, or 15%. The increase was primarily due to the inclusion of incremental segment profit contribution from our prior year acquisition of the Weetabix Group, which contributed profit of $16.8 million to the Weetabix segment and a loss of $2.9 million to the Post Consumer Brands segment. Additionally, segment profit increased within our Michael Foods Group, Active Nutrition and Private Brands segments, partially offset by a decrease in segment profit within our Post Consumer Brands segment and higher general corporate expenses and other in the three months ended December 31, 2017. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense increased $17.6 million, or 24%, during the three months ended December 31, 2017, compared to the corresponding period in the prior year. The increase was primarily due to an increase in the principal amount of our outstanding debt, partially offset by a decrease in our weighted-average interest rate resulting from refinancing higher interest rate debt obligations with lower interest rate debt. Our weighted-average interest rate on our total outstanding debt was 5.0% and 6.3% at December 31, 2017 and 2016, respectively. For additional information on our debt, refer to Note 14 within the “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Loss on Extinguishment of Debt
During the three months ended December 31, 2017, we recognized losses of $37.3 million related to the extinguishment of the principal balance of our 6.00% senior notes due in December 2022. The expense included a premium of $30.8 million and debt issuance costs write-offs of $6.5 million. No loss on extinguishment of debt was recognized in the three months ended December 31, 2016. For additional information on our debt, refer to Note 14 within the “Notes to Condensed Consolidated Financial Statements.”
Other Income, net
During the three months ended December 31, 2017 and 2016, we recognized net gains of $2.7 million and $144.5 million, respectively, on our interest rate swaps. The net gains were comprised of non-cash mark-to-market adjustments of $3.1 million and $145.0 million recognized in the three months ended December 31, 2017 and 2016, respectively, along with $0.4 million and $0.5 million paid for cash settlements of our interest rate swaps in the three months ended December 31, 2017 and 2016, respectively. For additional information on our interest rate swaps, refer to Note 11 within the “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, resulting in significant impacts to our accounting for income taxes in the current year. The most significant of these impacts relate to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017, and before January 1, 2023. The Tax Act enacts a new U.S. federal corporate tax rate of 21% that will fully go into effect for our fiscal 2019 tax year and is prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our current tax year. This proration results in a blended rate of 24.5% for fiscal 2018. At the time these financial statements were issued, we had not completed the accounting for the tax effects related to the enactment of the Tax Act. However, provisional estimates were made in the following instances: (i) we remeasured our existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $270.7 and (ii) we calculated the one-time transition tax and recorded provisional tax expense of $7.1. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed throughout the year as assets are placed in service.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in current accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts resulting from changes to current year earnings estimates and foreign exchange rates. The United States Securities and Exchange Commission (“SEC”) has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by September 30, 2018.

 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, facility closure related costs, restructuring expenses, (gains)/losses on assets held for sale, gain on sale of plant and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change
Net Sales	$456.0	$447.4	$8.6	2%
Segment Profit	$72.9	$82.9	$(10.0)	(12)%
Segment Profit Margin	16%	19%
Net sales for the Post Consumer Brands segment increased $8.6 million, or 2%, for the three months ended December 31, 2017, as compared to the prior year period primarily due to the inclusion of Weetabix NA in the Post Consumer Brands segment. Excluding this impact, net sales decreased $16.9 million, or 4%. This decrease was driven by 2% lower volumes and lower average net selling prices. Volume declines were primarily due to reductions in Honey Bunches of Oats and kid and adult classic brands. These decreases were partially offset by increases in Oreo O’s, Malt-O-Meal, Honey Maid and Nutter Butter branded products, private label RTE cereal and governmental bid business. The decrease in average net selling prices was driven by an unfavorable sales mix as branded volumes decreased and private label and governmental bid business volumes increased, partially offset by reduced trade spending.
Segment profit for the three months ended December 31, 2017, decreased $10.0 million, or 12%, when compared to the prior year. The three months ended December 31, 2017, included an operating loss of $2.9 million attributable to Weetabix NA. Excluding this impact, segment profit decreased $7.1 million, or 9%. The decrease in segment profit was primarily due to lower net sales, as previously discussed, and a 90 basis point reduction in segment profit margin, excluding Weetabix NA. This reduction was driven by an unfavorable sales mix as previously discussed, increased integration costs of $2.0 million, increased freight of $2.5 million and higher advertising and consumer spending of $1.0 million. These negative impacts were partially offset by lower manufacturing and material costs of $10.1 million during the three months ended December 31, 2017, as compared to the prior year.
Weetabix

dollars in millions	Three Months Ended December 31, 2017
Net Sales	$99.7
Segment Profit	$16.8
Segment Profit Margin	17%
For the three months ended December 31, 2017, the Weetabix segment contributed $99.7 million of net sales and $16.8 million of segment profit. Weetabix experienced volume declines as compared to the same period (pre-acquisition) in the prior year, primarily within its branded business, offset by increased volumes in private label and on-the-go drink products. Segment profit was negatively impacted in the current year by decreased volumes, as previously discussed, an unfavorable sales mix and higher trade spending, as well as inventory write-offs and integration costs.
Michael Foods Group

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change
Net Sales	$577.1	$539.8	$37.3	7%
Segment Profit (Loss)	$74.9	$(17.0)	$91.9	541%
Segment Profit Margin	13%	(3)%
Net sales for the Michael Foods Group segment increased $37.3 million, or 7%, for the three months ended December 31, 2017. Egg product sales were up 9%, with volume up 4%, resulting from increased volumes in the foodservice and food ingredient channels combined with higher average net selling prices. Refrigerated potato product sales and volumes were both up 12%, primarily due to volume gains in the foodservice channel. Pasta sales were up 5%, with volume up 6%, primarily due to volume gains related to our lower margin co-manufacturing agreements and governmental bid business. Cheese and other dairy case products sales and volumes were both down 6%, primarily due to branded cheese distribution losses in the second quarter of the prior year.
Segment profit increased $91.9 million, or 541%, for the three months ended December 31, 2017. Segment loss in the three months ended December 31, 2016, was impacted by a provision for legal settlement of $74.5 million. Excluding this impact, segment profit increased $17.4 million, or 30%, primarily due to increased volumes and higher average net selling prices, as previously discussed. Segment profit was negatively impacted by higher wheat costs and $4.6 million higher freight costs.
Active Nutrition

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change
Net Sales	$186.0	$153.9	$32.1	21%
Segment Profit	$19.8	$24.9	$(5.1)	(20)%
Segment Profit Margin	11%	16%
Net sales for the Active Nutrition segment increased $32.1 million, or 21%, for the three months ended December 31, 2017, primarily attributable to protein shake and other ready-to-drink product volumes, which were up 33%, driven by increased consumption and distribution of shakes, as well as new product introductions. Volumes were up 6% for powders and down 13% for bars. Average net selling prices for the Active Nutrition segment were down primarily due to targeted price reductions and higher trade spending in the three months ended December 31, 2017.
Segment profit decreased $5.1 million, or 20%, for the three months ended December 31, 2017. Segment profit in the three months ended December 31, 2017, was impacted by a litigation settlement accrual of $9.0 million. Excluding this impact, segment profit increased $3.9 million, or 16%. This increase was driven by higher volumes, as previously described, lower manufacturing costs of $1.3 million and lower advertising and consumer spending of $0.7 million, partially offset by unfavorable input costs of $2.6 million, increased freight costs of $1.1 million, higher warehousing costs and increased employee-related expenses to support growth.
Private Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change
Net Sales	$114.3	$108.7	$5.6	5%
Segment Profit	$8.4	$5.7	$2.7	47%
Segment Profit Margin	7%	5%
Net sales for the Private Brands segment increased $5.6 million, or 5%, for the three months ended December 31, 2017. Net sales were positively impacted by a favorable sales mix with increases in higher-margin organic peanut butter and tree-nut butter volumes and decreases in roasting and granulation volumes. Average net selling prices increased in the three months ended December 31, 2017, as higher raw material costs were passed through to customers, combined with lower sales deductions. These positive impacts were partially offset by 2% lower overall volumes. This decrease is primarily attributable to lower dried fruit and nut, roasting and granulation and traditional peanut butter volumes, partially offset by higher organic peanut butter and tree-nut butter volumes, as previously discussed.
Segment profit increased $2.7 million, or 47%, for the three months ended December 31, 2017, primarily due to a favorable sales mix and improved net selling prices, as previously discussed. These positive impacts were partially offset by lower volumes, as previously discussed, higher manufacturing and distribution costs and higher raw material input costs.

General Corporate Expenses and Other

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2017	2016	$ Change	% Change
General corporate expenses and other	$28.3	$20.3	$(8.0)	(39)%
General corporate expenses and other increased $8.0 million, or 39%, during the three months ended December 31, 2017. The increase was primarily for costs related to the integration planning for the acquisition of Bob Evans of $4.4 million, increased third party transaction-related costs of $2.4 million and higher employee-related expenses to support growth. These increases were partially offset by higher gains related to mark-to-market adjustments on commodity hedges of $0.9 million.
LIQUIDITY AND CAPITAL RESOURCES
In December 2017, we issued $1,000.0 million principal value of 5.625% senior notes due in January 2028. The net proceeds were used to repay the $630.0 million principal value of our 6.00% senior notes due in December 2022 and to fund a portion of the consideration paid for the Bob Evans acquisition, which was completed on January 12, 2018.
During the first quarter of fiscal 2018, we repurchased 0.7 million shares of our common stock at an average share price of$78.03 per share for a total cost of $56.0 million, including brokers’ commissions.
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2017	2016
Cash provided by (used in) operating activities	$204.5	$(19.4)
Cash used in investing activities	(46.2)	(121.8)
Cash provided by (used in) financing activities	259.6	(132.6)
Effect of exchange rate changes on cash	0.7	(0.7)
Net increase (decrease) in cash and cash equivalents	$418.6	$(274.5)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our amended and restated credit agreement (as further amended, the “Credit Agreement”) and indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 14 within the “Notes to Condensed Consolidated Financial Statements.”
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long-term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations. We may from time to time seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash provided by operating activities was $204.5 million for the three months ended December 31, 2017, compared to cash used in operating activities of $19.4 million in the prior year period. Cash flows in the current year were positively impacted by incremental cash flows from our prior year acquisition of the Weetabix Group. Cash flows in the prior year were negatively impacted by a $75.0 million legal settlement paid in the three months ended December 31, 2016. Additionally, in the three months ended December 31, 2017, we made lower payments related to interest of $10.5 million (due to the timing of payments), as well as lower payments of advertising and consumer expenses and employee incentives.

Cash used in investing activities for the three months ended December 31, 2017, decreased $75.6 million compared to the prior year period driven by a reduction in cash paid for acquisitions of $91.4 million, partially offset by an increase in capital expenditures of $14.9 million primarily related to the cage-free housing conversion at the Michael Foods Bloomfield, Nebraska facility. The prior year cash flow was also impacted by net proceeds of $6.0 million received from the sale of our Dymatize manufacturing facility located in Farmers Branch, Texas, of which $5.3 million was classified as restricted cash at December 31, 2016.
Cash provided by financing activities for the three months ended December 31, 2017, was $259.6 million compared to cash used in financing activities of $132.6 million in the prior year period. As previously discussed, in fiscal 2018, we received proceeds from the issuance of long-term debt of $1,000.0 million related to the issuance of our 5.625% senior notes due in January 2028. A portion of the net proceeds from the issuances were used to repay the $630.0 million principal balance of our 6.00% senior notes due in December 2022. Related to the repayment of long-term debt, we paid a premium of $30.8 million for the early extinguishment of the senior notes. For the issuance of the new senior notes, we paid $10.2 million in debt issuance costs. We also repurchased 0.7 million shares of our common stock for $56.0 million, including brokers’ commissions, during the three months ended December 31, 2017. The prior year outflow was driven by the purchase of 1.7 million shares of our common stock for $133.1 million, including brokers’ commissions, partially offset by proceeds received from the exercise of stock option awards of $9.4 million.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of December 31, 2017, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement also permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of December 31, 2017, our pro forma consolidated interest coverage ratio exceeded this threshold.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2017 as filed with the SEC on November 17, 2017. There have been no significant changes to our critical accounting policies and estimates since September 30, 2017.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 within the “Notes to Condensed Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended , and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may,” “would” or the negative of these terms or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•
our high leverage, our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);

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

•
our ability to promptly and effectively integrate the Bob Evans business, including the risk of our or Bob Evans’s respective businesses experiencing disruptions from ongoing business operations which may make it more difficult than expected to maintain relationships with employees, business partners or governmental entities, and our ability to obtain expected cost savings and synergies of the acquisition within the expected timeframe;

•	losses incurred in any appraisal proceedings brought in connection with our acquisition of Bob Evans by Bob Evans stockholders who demanded appraisal of their shares;

•
costs associated with Bob Evans’s sale and separation of its restaurant business on April 28, 2017 (the “Bob Evans Restaurants Transaction”), which occurred prior to our acquisition of Bob Evans, including costs that may arise under Bob Evans’s capacity as guarantor of payment and performance conditions for certain leases, as well as costs associated with a transition services agreement established as part of the Bob Evans Restaurants Transaction;

•	our ability to promptly and effectively integrate the Weetabix business and obtain expected cost savings and synergies of the acquisition within the expected timeframe;

•	the possibility that we may not be able to create value in our private brands businesses through strategic alternatives;

•	the potential for disruption to us or the private brands businesses resulting from the exploration of strategic alternatives for the private brands businesses;

•
the possibility that we may not be able to consummate any proposals for strategic alternatives for our private brands businesses that may result from our exploration due to, among other things, market, regulatory or other factors;

•	the ability of our private label products to compete with nationally branded products;

•	disruptions or inefficiencies in supply chain, which may result from our reliance on third party manufacturers for certain of our products;

•	the ultimate impact litigation may have on us;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	changes in economic conditions, disruptions in the U.S. and global capital and credit markets and fluctuations in foreign currency exchange rates;

•	the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;

•	impairment in the carrying value of goodwill or other intangibles;

•	changes in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business, including U.S. tax reform;

•	changes in weather conditions, natural disasters, disease outbreaks and other events beyond our control;

•	loss of key employees, labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension and other postretirement plans;

•	costs, business disruptions and reputational damage associated with information technology failures and/or information security breaches;

•	our ability to protect our intellectual property and other assets;

•	significant differences in our actual operating results from our guidance regarding our future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses; and

•
other risks and uncertainties included under “Risk Factors” in this document and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 17, 2017.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, we are exposed to commodity price risks relating to the acquisition of raw materials and fuels. We use futures contracts, options and swaps to manage certain of these exposures when it is practical to do so. At December 31, 2017, we had a total notional amount of $61.9 million of such instruments outstanding. The fair values of the commodity and energy contracts consist of assets of $5.3 million and liabilities of $2.2 million. For more information, refer to Note 11 within the “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to our foreign subsidiaries, we are exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, we use a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. At December 31, 2017, we had a total notional amount of $465.3 million of such instruments outstanding, which are designated as cash flow and net investment hedges. The fair value of foreign exchange contracts consists of assets of $1.3 million and liabilities of $36.6 million. For additional information, refer to Note 11 within the “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
As of December 31, 2017, we had outstanding principal value of indebtedness of $7,576.7 million related to our senior notes, term loan, capital lease and an undrawn $800.0 million revolving credit facility. The revolving credit facility has outstanding letters of credit of $14.9 million which reduced the available borrowing capacity to $785.1 million at December 31, 2017. Of the total $7,576.7 million outstanding indebtedness, $5,387.7 million bears interest at fixed rates with a weighted-average interest rate of 5.5%.
As of December 31, 2017, we had interest rate swaps with a notional value of $2,725.0 million consisting of:

•	$75.7 million resulting in cash payments which began in July 2016 and will continue through May 2021;

•	$750.0 million which will result in three net settlements with the first occurring in July 2018 and the last in July 2020;

•	$899.3 million which will result in a net settlement in December 2019; and

•	$1,000.0 million that obligates us to pay a fixed rate and receive one-month LIBOR, and requires monthly cash settlements that began in June 2017 and end in May 2024.
For additional information regarding our interest rate swaps and debt, refer to Notes 11 and 14 within the “Notes to Condensed Consolidated Financial Statements.”
Borrowings under the revolving credit facility will bear interest, at our option, at an annual rate equal to either the Base Rate, Eurodollar Rate or Canadian Dollar Offered Rate (“CDOR Rate”) plus an applicable margin ranging from 1.75% to 2.25% for Eurodollar Rate-based loans and CDOR Rate-based loans and from 0.75% to 1.25% for Base Rate-based loans, depending in each case on our senior secured leverage ratio (as defined in the Credit Agreement).
There have been no material changes in our assessment of market risk sensitivity since our presentation of “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K, as filed with the SEC on November 17, 2017.

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

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, our internal control over financial reporting was materially affected by the transition of our financial reporting to a new consolidation system. Internal controls over the new consolidation system were in place at December 31, 2017 and the Company believes they were operating effectively. There were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Antitrust claims: In late 2008 and early 2009, some 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. (“Michael Foods”), a wholly owned subsidiary of the Company, and some 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
The case involved three plaintiff groups: (1) direct purchasers of eggs and egg products; (2) companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of any eventual class and brought their own separate actions against the defendants (“opt-out plaintiffs”); and (3) indirect purchasers of shell eggs. In September 2016, the district court granted the defendants’ motion for summary judgment based on purchases of egg products, thereby limiting all claims to shell eggs.
Status of claims: (1) Michael Foods settled all class claims asserted against it by the direct purchaser plaintiffs for a payment of $75.0 million, which settlement became final on December 21, 2017; (2) Michael Foods entered into a settlement, the details of which are confidential, with the opt-out plaintiffs (excluding those opt-out plaintiffs whose claims relate primarily or exclusively to egg products) on January 19, 2017; and (3) the district court denied the motion of the indirect purchaser plaintiffs for class certification in September 2015 as well as an alternative motion for certification of an injunctive class in June 2017. Michael Foods has at all times denied liability in this matter, and neither settlement contains any admission of liability by Michael Foods.
Remaining portions of the case: The Third Circuit Court of Appeals denied the motions of the indirect purchaser plaintiffs to immediately appeal the district court’s denial of their motions for class certification. In addition, the elimination of egg products from the case was appealed to the Third Circuit Court of Appeals by certain opt-out plaintiffs who purchased egg products. On January 22, 2018, the Third Circuit Court of Appeals ruled that the opt-out plaintiffs who purchased egg products have standing to seek damages and remanded this portion of the case to the district court for further proceedings.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the Michael Foods settlements described above, the remaining portions of the case could still result in a material adverse outcome. At this time, however, the Company does not believe it is possible to estimate any loss in connection with these remaining portions of the egg antitrust litigation. Accordingly, the Company cannot predict what impact, if any, these remaining matters and any results from such matters could have on the Company’s future results of operations.
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
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) on November 17, 2017, as of and for the year ended September 30, 2017, in addition to the risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition or results.
We will be required to make a cash payment to Bob Evans stockholders who demanded appraisal of their shares and have not withdrawn their demands, and such payment could exceed the merger consideration that we would have paid to such stockholders.
In connection with our acquisition of Bob Evans, the Company has not paid any merger consideration to holders of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock under Delaware law and have not withdrawn their demands. At this time, we have not determined whether any of such demands satisfy the requirements of Delaware law for perfecting appraisal rights. To the extent the demands for appraisal have or will become appraisal proceedings and if such appraisal proceedings reach a verdict, stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus interest, as determined by the court. The amounts that we may be required to pay to stockholders in connection with the demands for appraisal and appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal.
Guarantor provisions associated with lease obligations related to the Bob Evans restaurants transaction could adversely affect our results of operations or financial condition.
Following the completion of Bob Evans’s sale and separation of its restaurant business on April 28, 2017 (the “Bob Evans Restaurants Transaction”), which occurred prior to our acquisition of Bob Evans, the buyer of Bob Evans’s restaurants business, Bob Evans Restaurants, LLC, a Delaware limited liability company formed by affiliates of Golden Gate Capital Opportunity Fund, L.P. (the “Bob Evans Restaurants Buyer”), assumed the lease obligations of the restaurants business. However, as part of a sale leaseback transaction of 143 of Bob Evans’s restaurant properties that Bob Evans completed in 2016, Bob Evans and its wholly-owned subsidiary BEF Foods, Inc. entered into payment and performance guaranties relating to the leases on such restaurant properties, which remained in place after the completion of the Bob Evans Restaurants Transaction. Although the Bob Evans Restaurants Buyer assumed responsibility for the payment and performance obligations under the leases on the sale leaseback properties, under the terms of the guaranties, Bob Evans and BEF Foods, Inc. remain liable for payments due under these leases if the Bob Evans Restaurants Buyer fails to satisfy its lease obligations. Any such unexpected expenses related to the obligations of Bob Evans or BEF Foods, Inc. under the payment and performance guaranties could adversely affect our results of operations or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (b) (c)
October 1, 2017-October 31, 2017	—	—	—	—
November 1, 2017-November 30, 2017	—	—	—	—
December 1, 2017-December 31, 2017	717,700	$78.01	717,700	$176,298,479
Total	717,700	$78.01	717,700	$176,298,479

(a)	The total number of shares purchased includes: (i) shares purchased on the open market and (ii) shares purchased pursuant to a Rule 10b5-1 plan.

(b)	Does not include broker’s commissions.

(c)	On June 6, 2017, our Board of Directors authorized the Company to repurchase up to $250,000,000 of shares of our common stock. The authorization expires on June 6, 2019.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

**3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc.

**3.2	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc.

*3.3	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 31, 2018)

*4.1
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

*4.2
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

*4.3
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

*4.4
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

*4.5
Indenture (2025 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2017)

*4.6
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

*4.7
Third Supplemental Indenture (2025 Notes), dated as of May 19, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 22, 2017)

*4.8
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

*†10.45	Form of Performance-Based, Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2017)

*†10.46	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 15, 2017)

**31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 2, 2018

**31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 2, 2018

**32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 2, 2018

**101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Incorporated by reference.
**	Furnished with this Form 10-Q.
†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	February 2, 2018	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial and Accounting Officer)