Form 10-Q
period 2018-03-31
Post Holdings, Inc.
filed 2018-05-04
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Common stock, $0.01 Par Value – 67,288,535 shares as of April 30, 2018

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net Sales	$1,586.1	$1,255.4	$3,019.2	$2,505.2
Cost of goods sold	1,110.4	891.3	2,091.8	1,761.9
Gross Profit	475.7	364.1	927.4	743.3
Selling, general and administrative expenses	264.3	187.3	510.0	451.4
Amortization of intangible assets	46.4	39.0	87.9	77.9
Other operating expenses, net	0.7	0.3	0.7	0.3
Operating Profit	164.3	137.5	328.8	213.7
Interest expense, net	98.8	80.2	189.3	153.1
Loss on extinguishment of debt, net	0.3	62.5	37.6	62.5
Other income, net	(50.5)	(1.0)	(53.2)	(145.5)
Earnings (Loss) before Income Taxes	115.7	(4.2)	155.1	143.6
Income tax expense (benefit)	23.9	(2.1)	(231.9)	43.9
Net Earnings (Loss) Including Noncontrolling Interest	91.8	(2.1)	387.0	99.7
Less: Net earnings attributable to noncontrolling interest	0.3	—	0.6	—
Net Earnings (Loss)	91.5	(2.1)	386.4	99.7
Preferred stock dividends	(2.6)	(3.4)	(6.0)	(6.8)
Net Earnings (Loss) Available to Common Shareholders	$88.9	$(5.5)	$380.4	$92.9

Earnings (Loss) per Common Share:
Basic	$1.33	$(0.08)	$5.73	$1.35
Diluted	$1.20	$(0.08)	$5.04	$1.25

Weighted-Average Common Shares Outstanding:
Basic	66.8	68.2	66.4	68.7
Diluted	76.0	68.2	76.6	79.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net Earnings (Loss) Including Noncontrolling Interest	$91.8	$(2.1)	$387.0	$99.7
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(0.8)	(0.6)	(1.6)	(1.2)
Hedging adjustments:
Unrealized net gain on derivatives	5.4	—	3.9	—
Reclassifications to net earnings	(1.8)	—	(1.5)	—
Other reclassifications	(0.5)	—	(0.5)	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	69.4	0.6	83.3	(1.3)
Tax benefit (expense) on other comprehensive income (loss):
Pension and postretirement benefits	1.2	0.3	1.4	0.5
Hedging	(3.1)	—	(2.8)	—
Total Other Comprehensive Income (Loss)	69.8	0.3	82.2	(2.0)
Less: Comprehensive income attributable to noncontrolling interest	0.9	—	1.2	—
Total Comprehensive Income (Loss)	$160.7	$(1.8)	$468.0	$97.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2018	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$309.2	$1,525.9
Restricted cash	2.3	4.2
Receivables, net	569.0	480.6
Inventories	591.4	573.5
Prepaid expenses and other current assets	79.6	31.7
Total Current Assets	1,551.5	2,615.9
Property, net	1,848.8	1,690.7
Goodwill	4,979.9	4,032.0
Other intangible assets, net	4,067.8	3,353.9
Other assets	225.2	184.3
Total Assets	$12,673.2	$11,876.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$25.1	$22.1
Accounts payable	323.2	336.0
Other current liabilities	345.0	346.3
Total Current Liabilities	693.3	704.4
Long-term debt	7,392.6	7,149.1
Deferred income taxes	860.5	905.8
Other liabilities	597.1	327.8
Total Liabilities	9,543.5	9,087.1

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.8	0.7
Additional paid-in capital	3,574.0	3,566.5
Retained earnings (accumulated deficit)	11.8	(376.0)
Accumulated other comprehensive income (loss)	42.8	(40.0)
Treasury stock, at cost	(510.0)	(371.2)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,119.4	2,780.0
Noncontrolling interest	10.3	9.7
Total Shareholders’ Equity	3,129.7	2,789.7
Total Liabilities and Shareholders’ Equity	$12,673.2	$11,876.8

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net Earnings Including Noncontrolling Interest	$387.0	$99.7
Adjustments to reconcile net earnings to net cash flow provided by (used in) operating activities:
Depreciation and amortization	195.1	155.1
Unrealized gain on interest rate swaps	(54.0)	(146.6)
Loss on extinguishment of debt, net	37.6	62.5
Non-cash stock-based compensation expense	15.8	11.4
Deferred income taxes	(246.1)	68.8
Other, net	(6.2)	(1.0)
Other changes in current assets and liabilities, net of business acquisitions:
Increase in receivables, net	(30.8)	(85.5)
Decrease (increase) in inventories	10.6	(8.1)
Increase in prepaid expenses and other current assets	(9.5)	(3.9)
Decrease in accounts payable and other current liabilities	(39.0)	(179.1)
Increase in non-current liabilities	3.1	5.0
Net Cash Provided by (Used in) Operating Activities	263.6	(21.7)

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(1,454.0)	(90.2)
Additions to property	(86.1)	(63.9)
Restricted cash	1.9	2.2
Proceeds from sale of property and assets held for sale	0.2	10.3
Other, net	(1.2)	—
Net Cash Used in Investing Activities	(1,539.2)	(141.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,000.0	1,750.0
Repayments of long-term debt	(751.7)	(1,015.9)
Purchases of treasury stock	(138.8)	(133.1)
Payments of preferred stock dividends	(6.8)	(6.8)
Payments of debt issuance costs and deferred financing fees	(10.5)	(27.6)
Payments of debt extinguishment costs	(33.5)	(67.9)
Proceeds from exercise of stock awards	4.0	9.4
Other, net	(5.8)	(3.1)
Net Cash Provided by Financing Activities	56.9	505.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.0	(0.4)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,216.7)	341.3
Cash and Cash Equivalents, Beginning of Year	1,525.9	1,143.6
Cash and Cash Equivalents, End of Period	$309.2	$1,484.9

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
Certain prior year amounts have been reclassified to conform with the current year presentation. Reclassifications related to the fiscal 2017 adoption of Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” were made for the three and six months ended March 31, 2017. For the three months ended March 31, 2017, the reclassifications resulted in an increase in income tax benefit of $1.9, and corresponding decreases in net loss of $1.9 and in both basic and diluted loss per common share of three cents, as reported on the Condensed Consolidated Statement of Operations. For the six months ended March 31, 2017, the reclassifications resulted in a decrease in income tax expense of $6.1, and corresponding increases in net earnings of $6.1, in basic earnings per common share of nine cents and in diluted earnings per common share of seven cents, as reported on the Condensed Consolidated Statement of Operations. In addition, for the six months ended March 31, 2017, the reclassifications resulted in a decrease in cash used in operating activities and a decrease in cash provided by financing activities of $4.8, as reported on the Condensed Consolidated Statement of Cash Flows.
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
Recently Issued
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” This standards update requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020), with early adoption permitted. At adoption, this standard will be applied using a modified retrospective approach. The Company is currently evaluating the impact and timing of adopting this standard, however, an increase in both assets and liabilities is expected.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which will supersede all existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2017 (i.e., Post’s financial statements for the year ending September 30, 2019). The Company is assessing the impact that this standard will have on its accounting policies, processes, system requirements, internal controls and disclosures. Internal resources have been assigned to this assessment, and the Company has engaged a third party to assist in the assessment and implementation. The Company has established a project plan, identified key revenue streams, completed an initial review of its customer contracts and is considering impacted policies and processes. The Company will adopt this standard on October 1, 2018 and expects to use the modified retrospective transition method of adoption.  The Company continues to evaluate the effect that this standard will have on the Company’s condensed consolidated financial statements and related disclosures.
Recently Adopted
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which codifies the SEC’s interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. See Note 7 for additional information regarding the adoption of this standard.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (“ASC”) 220, to allow a reclassification from accumulated other comprehensive income (“OCI”) to retained earnings for stranded tax effects resulting from the Tax Act. In accordance with this standard, the Company early adopted this ASU during the second quarter of fiscal 2018. The adoption resulted in an adjustment to retained earnings and accumulated OCI of $1.4.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This standard requires most inventory to be measured at the lower of cost and net realizable value (“NRV”), thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, NRV or NRV less a normal profit margin. This ASU does not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The Company adopted this ASU during the first quarter of fiscal 2018. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
NOTE 3 — BUSINESS COMBINATIONS
The Company accounts for business combinations using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The purchase price is allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry.
On January 12, 2018, the Company completed its acquisition of Bob Evans Farms, Inc. (“Bob Evans”), resulting in the Company owning all of the outstanding shares of Bob Evans common stock. The Company paid each holder of shares of Bob Evans common stock, other than holders who demanded appraisal of their shares under Delaware law and had not withdrawn their demands as of the closing date, $77.00 per share, resulting in a payment at closing of $1,381.2 (which, in addition to the amounts paid to Bob Evans stockholders, includes amounts paid to retire certain debt and other obligations of Bob Evans). Any shares of Bob Evans common stock subject to appraisal as of the closing date were canceled and no longer outstanding after closing. The closing payment did not include any amounts due to former holders of approximately 4.35 shares of Bob Evans common stock who demanded appraisal under Delaware law and had not withdrawn their demands as of the closing date. The Company estimates additional payments of $342.0 will be made subsequent to the closing date, which includes payments to former holders of shares of Bob Evans common stock who had exercised appraisal rights, payments in connection with Bob Evans deferred compensation plans and payments to compensate Bob Evans employees due to the cancellation of their outstanding employee stock awards. At March 31, 2018, the former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $257.4 at March 31, 2018, which is the number of shares of Bob Evans common stock for which former Bob Evans stockholders have demanded appraisal and not withdrawn their demands multiplied by the $77.00 per share merger consideration plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%. The liability is reported in “Other liabilities” on the Condensed Consolidated Balance Sheet. Bob Evans is a producer of refrigerated potato, pasta and vegetable-based side dishes, pork sausage and a variety of refrigerated and frozen convenience food items, and is reported in Post’s Refrigerated Food segment (see Note 18). Based upon the preliminary purchase price allocation, the Company recorded $376.0 of customer relationships to be amortized over a weighted-average period of 18 years, $6.0 of definite-lived trademarks to be amortized over a weighted-average period of 10 years and $400.0 of indefinite-lived trademarks. For the three and six months ended March 31, 2018, net sales and operating loss for Bob Evans were $107.6 and $0.9, respectively.
On July 3, 2017, the Company completed its acquisition of Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively the “Weetabix Group”) for a purchase price of approximately £1,400.0 with a payment at closing of £1,454.1, excluding £48.0 of cash acquired (approximately $1,887.2, excluding $62.2 of cash acquired). The Weetabix Group is a packaged food company that primarily produces branded and private label ready-to-eat (“RTE”) cereal and muesli products. The Weetabix Group is reported in two reportable segments. The results of the Weetabix Group’s operations outside of North America (“Weetabix”) are reported as the Weetabix segment, and the Weetabix Group’s North American operations (“Weetabix NA”) are reported in the Post Consumer Brands segment (see Note 18). Based on the preliminary purchase price allocation of the Weetabix Group, the Company recorded $172.8 of customer relationships to be amortized over a weighted-average period of approximately 20 years, $29.5 of definite-lived trademarks and brands to be amortized over a weighted-average period of 16 years and $385.1 of indefinite-lived trademarks. Based on the preliminary purchase price allocation of Weetabix NA, the Company recorded $13.6 of customer relationships to be amortized over a weighted-average period of 21 years.

On October 3, 2016, the Company completed its acquisition of National Pasteurized Eggs, Inc. (“NPE”) for $93.5, subject to net working capital and other adjustments, resulting in a payment of $97.0. In February 2017, a final settlement of net working capital was reached, resulting in an amount back to the Company of $1.2. NPE is a producer of pasteurized shell eggs, including cage-free eggs, and is reported in Post’s Refrigerated Food segment (see Note 18). Based upon the purchase price allocation, the Company recorded $43.9 of customer relationships to be amortized over a weighted-average period of 16 years and $7.5 of trademarks and brands to be amortized over a weighted-average period of 20 years.
Certain preliminary values of the Bob Evans and the Weetabix Group acquisitions, including receivables, inventory, property, goodwill, other intangible assets, other current liabilities, deferred taxes and other liabilities, are not yet finalized pending the final purchase price allocation and are subject to change once additional information is obtained. Additionally, the total acquisition cost of Bob Evans is subject to change based on the actual consideration that will be paid to the former holders of 3.3 shares of Bob Evans common stock who had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock at March 31, 2018. The goodwill generated by the Company’s acquisition of Bob Evans will not be deductible for U.S. income tax purposes, however, certain goodwill generated by business combinations completed by Bob Evans in periods prior to its acquisition transferred to Post and is expected to be tax deductible. The Company does not expect the final fair value of goodwill related to the acquisition of the Weetabix Group to be deductible for U.S. income tax purposes.
The following table provides the preliminary allocation of the purchase price related to the fiscal 2018 acquisition of Bob Evans based upon the fair value of assets and liabilities assumed, including the provisional amounts recognized related to the acquisition, as of March 31, 2018.

Cash and cash equivalents	$15.6
Receivables	58.3
Inventories	27.7
Prepaid expenses and other current assets	34.2
Property	184.6
Goodwill	894.5
Other intangible assets	782.0
Other assets	0.4
Accounts payable	(18.2)
Other current liabilities	(56.4)
Deferred tax liability - long-term	(194.5)
Other liabilities	(5.0)
Total acquisition cost	$1,723.2

The following table provides the preliminary allocation of the purchase price related to the fiscal 2017 acquisition of the Weetabix Group based upon the fair value of assets and liabilities assumed, including the provisional amounts recognized related to the acquisition as of September 30, 2017, as well as measurement period adjustments made during the six months ended March 31, 2018.

	Acquisition Date Amounts Recognized as of September 30, 2017 (a)	Adjustments During the Six Months Ended March 31, 2018	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$62.2	$—	$62.2
Receivables (c)	39.7	(1.9)	37.8
Inventories (b)	63.4	(0.6)	62.8
Prepaid expenses and other current assets	1.2	—	1.2
Property (b)	283.9	(3.0)	280.9
Goodwill (d)	969.3	11.4	980.7
Other intangible assets (b)	608.4	(7.4)	601.0
Other assets	112.0	—	112.0
Accounts payable	(66.3)	—	(66.3)
Other current liabilities (c)	(28.4)	(0.1)	(28.5)
Deferred tax liability - long-term (c)	(137.6)	1.6	(136.0)
Other liabilities	(10.9)	—	(10.9)
Noncontrolling interest	(9.7)	—	(9.7)
Total acquisition cost	$1,887.2	$—	$1,887.2
(a) As previously reported in Post’s Annual Report on Form 10-K filed with the SEC on November 17, 2017.
(b) Adjustments reflect updated ASC 805 valuation of tangible and intangible assets.
(c) Adjustments reflect other Weetabix Group purchase accounting adjustments.
(d) Adjustment reflects the change in goodwill as a result of the adjustments described in (b) and (c).
Transaction-related Expenses
The Company incurs transaction-related expenses in connection with both completed and contemplated acquisitions, divestitures and mergers. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. Transaction-related expenses of $20.9 and $24.0 were incurred during the three and six months ended March 31, 2018, respectively, and $2.8 and $3.5 during the three and six months ended March 31, 2017, respectively, and are recorded as “Selling, general and administrative expenses.”
Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of Bob Evans and the Weetabix Group for the periods presented as if the fiscal 2018 acquisition of Bob Evans had occurred on October 1, 2016 and the fiscal 2017 acquisition of the Weetabix Group had occurred on October 1, 2015, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, transaction costs, adjustments to convert the Weetabix Group’s historical financial information from International Financial Reporting Standards (“IFRS”) to GAAP and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Pro forma net sales	$1,601.6	$1,468.5	$3,185.8	$2,971.7
Pro forma net earnings available to common shareholders	$108.6	$0.2	$409.0	$112.9
Pro forma basic earnings per common share	$1.63	$—	$6.16	$1.64
Pro forma diluted earnings per common share	$1.46	$—	$5.42	$1.50

NOTE 4 — RESTRUCTURING
In February 2018, the Company announced its plan to close its cereal manufacturing facility in Clinton, Massachusetts, which manufactures certain Weetabix Group products distributed in North America. The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the facility is expected to be completed by September 2019.
Amounts related to this restructuring event are shown in the following table. No restructuring costs were incurred in the three and six months ended March 31, 2017. Employee-related costs are included in “Selling, general and administrative expenses” and accelerated depreciation expense is included in “Cost of goods sold” in the Consolidated Statements of Operations. These expenses are not included in the measure of segment performance for any segment (see Note 18).

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2017	$—	$—	$—
Charge to expense	1.5	0.3	1.8
Cash payments	—	—	—
Non-cash charges	—	(0.3)	(0.3)
Balance, March 31, 2018	$1.5	$—	$1.5

Total expected restructuring charge	$5.2	$6.5	$11.7
Cumulative restructuring charges incurred to date	1.5	0.3	1.8
Remaining expected restructuring charge	$3.7	$6.2	$9.9
NOTE 5 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Refrigerated Food	Active Nutrition	Private Brands	Total
Balance, September 30, 2017
Goodwill (gross)	$1,999.6	$926.9	$1,231.6	$180.7	$417.1	$4,755.9
Accumulated impairment losses	(609.1)	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,390.5	$926.9	$1,231.6	$65.9	$417.1	$4,032.0
Goodwill acquired	—	—	894.5	—	—	894.5
Acquisition related adjustment	13.0	(1.6)	—	—	—	11.4
Currency translation adjustment	(0.3)	42.3	—	—	—	42.0
Balance, March 31, 2018
Goodwill (gross)	$2,012.3	$967.6	$2,126.1	$180.7	$417.1	$5,703.8
Accumulated impairment losses	(609.1)	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,403.2	$967.6	$2,126.1	$65.9	$417.1	$4,979.9
NOTE 6 — EQUITY INTERESTS
In connection with its acquisition of the Weetabix Group in July 2017 (see Note 3), the Company acquired an equity interest in two legal entities, Alpen Food Company South Africa (Proprietary) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”). Results of both entities are reported in the Weetabix segment (see Note 18).
Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $6.3 and $4.5 at March 31, 2018 and September 30, 2017, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets. In the three and six months ended March 31, 2018, equity method losses of $0.3 and $0.2, respectively, were included in “Other operating expenses, net” in the Condensed Consolidated Statements of Operations. The Company had a note receivable balance with Alpen of $1.1 and $1.0 at March 31, 2018 and September 30, 2017, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.

Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s Board of Directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements. Weetabix East Africa had long-term payables with Pioneer Food Group Limited, the owner of the remaining 49.9% of the business of $0.5 at September 30, 2017, which was included in “Other liabilities” on the Condensed Consolidated Balance Sheet. No such payable existed at March 31, 2018.
NOTE 7 — INCOME TAXES
The effective income tax rate was 20.7% and (149.5)% for the three and six months ended March 31, 2018, respectively, and 50.0% and 30.6% for the three and six months ended March 31, 2017, respectively.
In the six months ended March 31, 2018, the effective tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The SEC issued interpretive guidance regarding the Tax Act which was codified by ASU 2018-05 in March 2018. The Tax Act resulted in significant impacts to the Company’s accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017, and before January 1, 2023. The Tax Act enacts a new U.S. federal corporate income tax rate of 21% that will fully go into effect for the Company’s fiscal 2019 tax year and is prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s current tax year. This proration results in a blended rate of 24.5% for fiscal 2018. At the time these financial statements were issued, the Company had not completed the accounting for the tax effects related to the enactment of the Tax Act. However, provisional estimates were made in the following instances: (i) the Company remeasured its existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $272.4 and (ii) the Company calculated the one-time transition tax and recorded provisional tax expense of $7.1. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed throughout the year as assets are placed in service. Included in (i) above is a tax benefit adjustment of $1.7 recorded in the three months ended March 31, 2018, to further refine the remeasurement estimate made in the first quarter of fiscal 2018 of the Company’s existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods.
The changes included in the Tax Act are broad and complex, and as such, the final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in current accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts resulting from changes to current year earnings estimates and foreign exchange rates. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by September 30, 2018.
In the three months ended March 31, 2017, the effective income tax rate differed significantly from the statutory rate as a result of the expectation that the Domestic Production Activities Deduction under the Internal Revenue Code (“DPAD”) would have a favorable impact on the effective income tax rate, and that certain valuation allowances would have an unfavorable impact on the effective income tax rate. Additionally, the effective income tax rate was impacted by the retrospective reclassifications of $1.9 and $6.1 of income tax benefits to “Income tax expense (benefit)” in the Condensed Consolidated Statements of Operations in the three and six months ended March 31, 2017, respectively, related to the adoption of ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (see Note 1).

NOTE 8 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2018			September 30, 2017
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,632.8	$(481.7)	$2,151.1	$2,249.3	$(416.7)	$1,832.6
Trademarks and brands	840.4	(184.9)	655.5	834.1	(162.9)	671.2
Other intangible assets	21.7	(10.9)	10.8	21.7	(9.8)	11.9
	3,494.9	(677.5)	2,817.4	3,105.1	(589.4)	2,515.7
Not subject to amortization:
Trademarks and brands	1,250.4	—	1,250.4	838.2	—	838.2
	$4,745.3	$(677.5)	$4,067.8	$3,943.3	$(589.4)	$3,353.9
NOTE 9 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. For the periods outstanding, the Company’s tangible equity units (“TEUs”) were assumed to be settled at the minimum settlement amount of 1.7114 shares per TEU for weighted-average shares for basic earnings per share. For diluted earnings (loss) per share, the shares, to the extent dilutive, were assumed to be settled at a conversion factor based on the daily volume-weighted-average price per share of the Company’s common stock not to exceed 2.0964 shares per TEU. All TEU purchase contracts were settled as of June 1, 2017. In the second quarter of fiscal 2018, the Company completed the redemption of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (“Series B Preferred”). Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the redemption was announced, were converted into 3.1 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series B Preferred and the remaining shares of Series B Preferred were redeemed (see Note 17).
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net earnings (loss) for basic earnings per share	$88.9	$(5.5)	$380.4	$92.9
Dilutive preferred stock dividends	2.6	—	6.0	6.8
Net earnings (loss) for diluted earnings per share	$91.5	$(5.5)	$386.4	$99.7

Weighted-average shares outstanding	66.8	64.4	66.4	64.5
Effect of TEUs on weighted-average shares for basic earnings (loss) per share	—	3.8	—	4.2
Weighted-average shares for basic earnings (loss) per share	66.8	68.2	66.4	68.7
Effect of dilutive securities:
Stock options	1.7	—	1.7	1.8
Stock appreciation rights	0.1	—	0.1	0.1
Restricted stock awards	0.2	—	0.3	0.2
Preferred shares conversion to common	7.2	—	8.1	9.1
Total dilutive securities	9.2	—	10.2	11.2
Weighted-average shares for diluted earnings (loss) per share	76.0	68.2	76.6	79.9

Basic earnings (loss) per common share	$1.33	$(0.08)	$5.73	$1.35
Diluted earnings (loss) per common share	$1.20	$(0.08)	$5.04	$1.25

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Stock options	0.6	4.2	0.6	0.3
Stock appreciation rights	—	0.1	—	—
Restricted stock awards	—	0.7	—	—
Preferred shares conversion to common	—	9.1	—	—
NOTE 10 — INVENTORIES

	March 31, 2018	September 30, 2017
Raw materials and supplies	$144.6	$129.8
Work in process	18.3	16.9
Finished products	397.2	395.6
Flocks	31.3	31.2
	$591.4	$573.5
NOTE 11 — PROPERTY, NET

	March 31, 2018	September 30, 2017
Property, at cost	$2,656.6	$2,394.1
Accumulated depreciation	(807.8)	(703.4)
	$1,848.8	$1,690.7
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
At March 31, 2018, the Company’s derivative instruments consisted of:
Not designated as hedging instruments under ASC Topic 815

•	Commodity and energy futures and option contracts which relate to inputs that generally will be utilized within the next year;

•
foreign currency forward contracts maturing within the next year that have the effect of hedging currency fluctuations between the Euro and the U.S. Dollar and between the Canadian Dollar and the U.S. Dollar;

•
a pay-fixed, receive-variable interest rate swap maturing in May 2021 that requires monthly settlements and has the effect of hedging interest payments on debt expected to be issued but not yet priced; and

•
rate-lock interest rate swaps that require five lump sum settlements with the first settlement occurring in July 2018 and the last in July 2021 and have the effect of hedging interest payments on debt expected to be issued but not yet priced.

Designated as hedging instruments under ASC Topic 815

•
Pay-fixed, receive-fixed cross-currency swaps with maturities in January 2021 and July 2022 that require quarterly cash settlements and are used as net investment hedges of the Company’s investment in the Weetabix Group, which is denominated in Pounds Sterling; and

•
a pay-fixed, receive-variable interest rate swap maturing in May 2024 that requires monthly settlements and is used as a cash flow hedge of forecasted interest payments on the Company’s variable rate term loan (see Note 15).

As of January 1, 2018, the Company changed the designation of its foreign currency forward contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the new designation, the Company reclassified gains previously recorded in accumulated OCI of $1.8, of which $1.3 was reclassified to “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2018 and $0.5 was reclassified to “Property, net” on the Condensed Consolidated Balance Sheet as of March 31, 2018.
The following table shows the notional amounts of derivative instruments held.

	March 31, 2018	September 30, 2017
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$37.6	$53.8
Energy contracts	18.5	25.6
Foreign exchange contracts - Forward contracts	17.2	20.9
Interest rate swap	75.4	76.1
Interest rate swaps - Rate-lock swaps	1,649.3	1,649.3
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	662.9	448.7
Interest rate swap	1,000.0	1,000.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments as of March 31, 2018 and September 30, 2017, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$4.5	$0.5	$—	$—
Energy contracts	Prepaid expenses and other current assets	4.5	3.8	—	—
Commodity contracts	Other assets	2.4	—	—	—
Energy contracts	Other assets	1.0	—	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	1.3	1.3	—	1.1
Foreign exchange contracts	Other assets	—	0.3	—	0.3
Interest rate swaps	Prepaid expenses and other current assets	3.9	—	3.9	—
Interest rate swaps	Other assets	20.6	—	20.6	—
		$38.2	$5.9	$24.5	$1.4

Liability Derivatives:
Commodity contracts	Other current liabilities	$0.2	$1.9	$—	$—
Energy contracts	Other current liabilities	0.4	0.3	—	—
Foreign exchange contracts	Other current liabilities	3.1	1.5	3.1	1.5
Foreign exchange contracts	Other liabilities	49.4	23.6	49.4	23.6
Interest rate swaps	Other current liabilities	9.8	50.9	—	0.7
Interest rate swaps	Other liabilities	147.5	165.3	—	4.2
		$210.4	$243.5	$52.5	$30.0

The following tables present the effects of the Company’s derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2018	2017
Commodity contracts	Cost of goods sold	$(5.1)	$(1.1)
Energy contracts	Cost of goods sold	(0.7)	3.5
Foreign exchange contracts	Selling, general and administrative expenses	—	0.1
Interest rate swaps	Other income, net	(50.5)	(1.0)

Derivatives Designated as Hedging Instruments	(Gain) Loss Recognized in OCI		Gain Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2018	2017	2018	2017
Foreign exchange contracts	$—	$—	$1.3	$—	Selling, general and administrative expenses
Interest rate swaps	(20.6)	—	0.5	—	Interest expense, net
Cross-currency swaps	15.2	—	—	—	Other income, net
The following tables present the effects of the Company’s derivative instruments on the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the six months ended March 31, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2018	2017
Commodity contracts	Cost of goods sold	$(4.7)	$3.4
Energy contracts	Cost of goods sold	(2.9)	0.3
Foreign exchange contracts	Selling, general and administrative expenses	0.2	0.1
Interest rate swaps	Other income, net	(53.2)	(145.5)

Derivatives Designated as Hedging Instruments	(Gain) Loss Recognized in OCI		Gain Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2018	2017	2018	2017
Foreign exchange contracts	$(0.2)	$—	$1.3	$—	Selling, general and administrative expenses
Interest rate swaps	(29.6)	—	0.2	—	Interest expense, net
Cross-currency swaps	25.9	—	—	—	Other income, net
Accumulated OCI included a $16.2 net loss on hedging instruments before taxes ($12.1 after taxes) at March 31, 2018, compared to a $18.1 net loss before taxes ($11.2 after taxes) at September 30, 2017. Approximately $3.9 of the net hedging gains reported in accumulated OCI at March 31, 2018, is expected to be reclassified into earnings within the next 12 months. For gains or losses associated with interest rate swaps, the reclassification will occur over the term of the related debt. Reclassification of gains and losses reported in accumulated OCI related to the cross-currency swaps will only occur in the event all United Kingdom-based operations are liquidated.
At March 31, 2018 and September 30, 2017, the Company had pledged collateral of $1.0 and $2.9, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	March 31, 2018			September 30, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$43.4	$43.4	$—	$15.4	$15.4	$—
Derivative assets	38.2	—	38.2	5.9	—	5.9
	$81.6	$43.4	$38.2	$21.3	$15.4	$5.9
Liabilities:
Deferred compensation liabilities	$50.1	$—	$50.1	$22.5	$—	$22.5
Derivative liabilities	210.4	—	210.4	243.5	—	243.5
	$260.5	$—	$260.5	$266.0	$—	$266.0
The deferred compensation investment is primarily invested in mutual funds and its fair value is measured using the market approach. This investment is in the same funds or funds that employ a similar investment strategy and purchased in substantially the same amounts as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. In connection with the acquisition of Bob Evans, the Company expects to pay $26.8 related to the termination of Bob Evans’ deferred compensation plans within the next 12 months.
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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. Based on current market rates, the fair value of the Company’s debt (Level 2) was $7,308.2 and $7,343.4 as of March 31, 2018 and September 30, 2017, respectively.
Certain assets and liabilities, including long-lived assets, goodwill and indefinite-lived intangibles, are measured at fair value on a non-recurring basis.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Antitrust claims
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
The case involved three types of plaintiffs: (1) a nationwide class of direct purchasers of shell eggs (“direct purchaser class”); (2) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (3) indirect purchasers of shell eggs.
Resolution of claims: (1) In December 2016, Michael Foods settled all claims asserted against it by the direct purchaser class for a payment of $75.0, which was approved by the district court on December 21, 2017; (2) Michael Foods settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms on January 19, 2017; and (3) the district court has twice denied motions to certify any classes of indirect purchaser plaintiffs and thus there are no class claims currently pending by indirect purchasers. Michael Foods has at all times denied liability in this matter, and no settlement contains any admission of liability by Michael Foods.
Remaining portions of the case: Michael Foods remains a defendant only with respect to (a) claims that seek damages based on purchases of egg products by opt-out plaintiffs and (b) the claims of individual named indirect purchaser plaintiffs who were previously denied class relief. The district court had granted summary judgment precluding any claims for egg products purchases by opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants have sought leave to file a motion for summary judgment dismissing these claims and a decision is pending.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the Michael Foods settlements described above, the remaining portions of the case could still result in a material adverse outcome. At this time, however, the Company does not believe it is possible to estimate any loss in connection with these remaining portions of the egg antitrust litigation. Accordingly, the Company cannot predict what impact, if any, these remaining matters and any results from such matters could have on the Company’s future results of operations or cash flows.
The Company expensed $2.0 in the three and six months ended March 31, 2018 and $74.5 in the six months ended March 31, 2017, included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, related to these settlements. At March 31, 2018, the Company had accrued $2.0 for these matters that was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet. There were no accruals for these matters at September 30, 2017. Under current law, any settlement paid, including the settlement with the direct purchaser plaintiffs and the settlement with the opt-out plaintiffs, is deductible for federal income tax purposes.
Bob Evans Appraisal Proceedings
Prior to completion of the Company’s acquisition of Bob Evans on January 12, 2018, Bob Evans received demands from certain stockholders demanding appraisal of their shares of Bob Evans common stock. After the completion of the acquisition, several such former stockholders filed petitions in the Delaware Court of Chancery (Arbitrage Fund v. Bob Evans Farms, Inc. filed on January 23, 2018; Blue Mountain Credit Alternatives Master Fund L.P., et al. v. Bob Evans Farms, Inc. filed on April 30, 2018; and 2017 Clarendon LLC, et al. v. Bob Evans Farms, Inc. filed on April 30, 2018) seeking appraisal of their shares of Bob Evans common stock pursuant to Section 262 of the Delaware General Corporation Law (“Section 262”). The lawsuits seek appraisal for such shares, plus statutory interest, as well as the costs of the proceedings and such other relief as appropriate. Under Section 262, persons who were stockholders at the time of the closing are entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares (plus statutory interest) as determined by the Delaware Court of Chancery so long as such persons comply with applicable procedural requirements. By virtue of these lawsuits, approximately 3.3 shares of Bob Evans common stock (which were held by such former stockholders) are before the court for appraisal. As of completion of the acquisition, former Bob Evans stockholders can no longer submit new demands for appraisal. All other former stockholders have been paid for their shares at the $77.00 per share merger consideration amount. The Company intends to vigorously defend the cases.
At March 31, 2018, the Company had an accrual of $257.4 included in “Other liabilities” on the Condensed Consolidated Balance Sheet for these matters, which is the number of shares of Bob Evans common stock for which former Bob Evans stockholders have demanded appraisal and have not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus statutory interest (see Note 3). There were no accruals for these matters at September 30, 2017. While the Company believes its accrual for these matters is appropriate, the final amounts required to resolve such matters could differ materially and the Company’s results of operations and cash flows could be materially affected. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the future results of operations or cash flows.
Other
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
Leases
Historically, Bob Evans guaranteed certain payment and performance obligations associated with the leases for 143 properties (the "Guarantee") leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantee remained in effect following the Company’s acquisition of Bob Evans. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantee. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to March 31, 2018, the maximum amount the Company may be required to pay is equal to the annual rent amount, for the remainder of the lease terms. The current annual rent on these leases is $13.3 and will increase up to 1.5% annually based on indexed inflation. The lease terms extend for approximately 18 years from March 31, 2018, and the Guarantee would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under the Guarantee, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. The Bob Evans Restaurant Business continues to meet its obligations under these leases and there have been no events that would indicate the obligations will not continue to be met.  As such, the Company believes the fair value of the Guarantee is immaterial as of March 31, 2018.
NOTE 15 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	March 31, 2018	September 30, 2017
5.625% Senior Notes maturing January 2028	$1,000.0	$—
5.50% Senior Notes maturing March 2025	1,000.0	1,000.0
5.75% Senior Notes maturing March 2027	1,402.0	1,500.0
5.00% Senior Notes maturing August 2026	1,750.0	1,750.0
8.00% Senior Notes maturing July 2025	123.5	137.5
6.00% Senior Notes maturing December 2022	—	630.0
Term Loan	2,183.5	2,194.5
Capital leases	0.2	0.2
	$7,459.2	$7,212.2
Less: Current portion of long-term debt	(25.1)	(22.1)
Debt issuance costs, net	(77.9)	(81.8)
Plus: Unamortized premium	36.4	40.8
Total long-term debt	$7,392.6	$7,149.1
Senior Notes
On December 1, 2017, the Company issued $1,000.0 principal value of 5.625% senior notes due in January 2028. The 5.625% senior notes were issued at par and the Company received $990.6 after paying investment banking and other fees of $9.4, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 5.625% senior notes are due semi-annually each January 15 and July 15. With the net proceeds received from this issuance, the Company repaid the $630.0 principal value of the 6.00% senior notes due in December 2022. In connection with the early repayment of these notes, the Company recorded expense of $37.3 in the first quarter of fiscal 2018, which is included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations. This loss included a premium of $30.8 and debt issuance costs write-offs of $6.5. The remaining proceeds were used to fund a portion of the consideration paid for the Bob Evans acquisition which was completed on January 12, 2018 (see Note 3).
During the three and six months ended March 31, 2018, the Company repurchased and retired $112.0 total principal value of the 5.75% senior notes due in March 2027 and the 8.00% senior notes due in July 2025. In connection with the early repurchase and retirement of these notes, the Company recorded a net gain of $1.0 in the three and six months ended March 31, 2018, which is included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations. The net gain included a write-off of unamortized debt premium of $2.7 and gains realized on debt repurchased at a discount of $1.3, partially offset by premiums paid of $1.8 and debt issuance costs write-offs of $1.2. The repurchase of an additional $3.0 principal value of the 5.75% senior notes due in March 2027 was initiated in March 2018 but was not settled until April 2018, and as such, the amount was reclassified to “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet at March 31, 2018.
Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement (as further amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The issuance of letters of credit is available under the Credit Agreement in an aggregate amount of up to $50.0. The Revolving Credit Facility has outstanding letters of credit of $15.6 which reduced the available borrowing capacity under the Credit Agreement to $784.4 at March 31, 2018.

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
The Credit Agreement contains a financial covenant requiring the Company to maintain a senior secured leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of March 31, 2018, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%.
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
The Credit Agreement also permits the Company to incur additional unsecured debt if, among other conditions, the pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of March 31, 2018, the pro forma consolidated interest coverage ratio exceeded this threshold.
Term Loan
On May 24, 2017, the Company entered into a Joinder Agreement No. 1 to the Credit Agreement (“Joinder No. 1”).  Joinder No.1 provided for an incremental term loan of $1,200.0 (the “Joinder No. 1 Term Loan”) under the Credit Agreement. On June 29, 2017, the Company entered into a Joinder Agreement No. 2 to the Credit Agreement (“Joinder No. 2”). Joinder No. 2 provided for an incremental term loan of $1,000.0 (the “Joinder No. 2 Term Loan”) under the Credit Agreement. The Joinder No. 2 Term Loan was combined with the outstanding amounts under the Joinder No.1 Term Loan (collectively the “Term Loan”). On March 8, 2018, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”). Under the Second Amendment, the interest rate margin for the Term Loan was reduced by 25 basis points such that a Eurodollar Rate Loan accrues interest at the Eurodollar Rate plus 2.00% per annum, and a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such terms are defined in the Credit Agreement). The maturity date for the Term Loan remains May 24, 2024, and all other material provisions of the Credit Agreement remain unchanged. In connection with the Second Amendment, the Company recorded a write-off of debt issuance costs and other expenses of $1.3, which is included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations in the three and six months ended March 31, 2018.
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
The following tables provide the components of net periodic benefit cost (gain) for the pension plans.

	North America
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Components of net periodic benefit cost (gain)
Service cost	$1.0	$1.0	$2.1	$2.0
Interest cost	0.9	0.5	1.8	1.1
Expected return on plan assets	(1.1)	(0.8)	(2.2)	(1.5)
Recognized net actuarial loss	0.3	0.4	0.6	0.8
Recognized prior service cost	—	0.1	—	0.1
Net periodic benefit cost	$1.1	$1.2	$2.3	$2.5

	Other International
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Components of net periodic benefit cost (gain)
Service cost	$1.7	$—	$3.4	$—
Interest cost	5.1	—	9.9	—
Expected return on plan assets	(8.2)	—	(16.0)	—
Net periodic benefit gain	$(1.4)	$—	$(2.7)	$—

The following table provides the components of net periodic benefit cost (gain) for the North American other postretirement benefit plans.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Components of net periodic benefit cost (gain)
Service cost	$0.1	$0.2	$0.3	$0.3
Interest cost	0.5	0.5	1.0	1.0
Recognized net actuarial loss	—	0.1	0.1	0.3
Recognized prior service credit	(1.1)	(1.2)	(2.3)	(2.4)
Net periodic benefit gain	$(0.5)	$(0.4)	$(0.9)	$(0.8)
NOTE 17 — SHAREHOLDERS’ EQUITY
Stock Repurchases
In the three months ended March 31, 2018, the Company repurchased 1.1 shares of its common stock at an average share price of $74.03 for a total cost of $82.8, including broker’s commissions. In the six months ended March 31, 2018, the Company repurchased 1.8 shares of its common stock at an average share price of $75.59 for a total cost of $138.8, including broker’s commissions. During the six months ended March 31, 2017, the Company repurchased 1.7 shares of its common stock at an average share price of $76.32 for a total cost of $133.1, including broker’s commissions. The repurchases were recorded as “Treasury stock, at cost” on the Condensed Consolidated Balance Sheets.
 3.75% Series B Cumulative Perpetual Convertible Preferred Stock Conversion and Redemption
In the second quarter of fiscal 2018, the Company completed the redemption of its Series B Preferred. Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the redemption was announced, were converted into 3.1 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series B Preferred. The remaining shares of Series B Preferred were redeemed.

NOTE 18 — SEGMENTS
During the second quarter of fiscal 2018, the Company reorganized its reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At March 31, 2018, the Company’s reportable segments were as follows:

•	Post Consumer Brands: North American RTE cereal business;

•	Weetabix: RTE cereal and the branded muesli business sold and distributed primarily outside of North America;

•	Refrigerated Food: refrigerated foodservice, primarily egg and potato, and refrigerated retail, inclusive of side dishes, egg, cheese and sausage;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: peanut and other nut butters, dried fruit and nut products, granola and pasta.
All fiscal 2018 and 2017 segment results reported herein have been reclassified to conform with the March 31, 2018 presentation.
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, facility closure related costs, restructuring expenses, (gains)/losses on assets held for sale, (gains)/losses on sale of facilities and other unallocated corporate income and expenses. The following tables present information about the Company’s reportable segments, including corresponding amounts for the prior year.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net Sales
Post Consumer Brands	$462.3	$431.1	$894.3	$851.7
Weetabix	109.0	—	208.7	—
Refrigerated Food	600.0	454.6	1,110.6	931.3
Active Nutrition	205.2	177.3	391.2	331.2
Private Brands	212.6	193.6	419.0	393.6
Eliminations	(3.0)	(1.2)	(4.6)	(2.6)
Total	$1,586.1	$1,255.4	$3,019.2	$2,505.2
Segment Profit
Post Consumer Brands	$91.1	$90.1	$161.3	$171.7
Weetabix	15.7	—	32.5	—
Refrigerated Food	62.7	37.1	131.8	14.1
Active Nutrition	26.1	21.2	45.9	46.1
Private Brands	14.2	15.1	31.1	28.1
Total segment profit	209.8	163.5	402.6	260.0
General corporate expenses and other	45.5	26.0	73.8	46.3
Interest expense, net	98.8	80.2	189.3	153.1
Loss on extinguishment of debt, net	0.3	62.5	37.6	62.5
Other income, net	(50.5)	(1.0)	(53.2)	(145.5)
Earnings (loss) before income taxes	$115.7	$(4.2)	$155.1	$143.6
Depreciation and amortization
Post Consumer Brands	$30.9	$27.3	$61.8	$54.1
Weetabix	12.7	—	19.8	—
Refrigerated Food	41.3	31.5	72.7	62.5
Active Nutrition	6.4	6.3	12.9	12.5
Private Brands	11.7	12.0	25.1	24.2
Total segment depreciation and amortization	103.0	77.1	192.3	153.3
Corporate	1.6	0.9	2.8	1.8
Total	$104.6	$78.0	$195.1	$155.1

Assets			March 31, 2018	September 30, 2017
Post Consumer Brands			$3,418.7	$3,440.5
Weetabix			2,153.1	2,048.9
Refrigerated Food			5,124.5	3,176.0
Active Nutrition			585.0	581.3
Private Brands			1,047.2	1,054.9
Corporate			344.7	1,575.2
Total			$12,673.2	$11,876.8

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
OVERVIEW
We are a consumer packaged goods holding company operating in five reportable segments: Post Consumer Brands, Weetabix, Refrigerated Food, Active Nutrition and Private Brands. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and e-commerce.
Segment Reorganization
During the second quarter of fiscal 2018, we reorganized our reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At March 31, 2018, our reportable segments were as follows:

•	Post Consumer Brands: North American ready-to-eat (“RTE”) cereal business;

•	Weetabix: RTE cereal and the branded muesli business sold and distributed primarily outside of North America;

•	Refrigerated Food: refrigerated foodservice, primarily egg and potato, and refrigerated retail, inclusive of side dishes, egg, cheese and sausage;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: peanut and other nut butters, dried fruit and nut products, granola and pasta.
All fiscal 2018 and 2017 segment results reported herein have been reclassified to conform with the March 31, 2018 presentation.
Acquisitions
We completed the following acquisitions during fiscal 2018 and 2017:
Fiscal 2018

•	Bob Evans Farms, Inc. (“Bob Evans”), acquired January 12, 2018 and reported in our Refrigerated Food segment.
Fiscal 2017

•	National Pasteurized Eggs, Inc. (“NPE”), acquired October 3, 2016 and reported in our Refrigerated Food segment; and

•
Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively the “Weetabix Group”), acquired July 3, 2017. The results of the Weetabix Group’s operations outside of North America (“Weetabix”) are reported as our Weetabix segment, and the Weetabix Group’s North American operations (“Weetabix NA”) are reported in our Post Consumer Brands segment.

RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$1,586.1	$1,255.4	$330.7	26%	$3,019.2	$2,505.2	$514.0	21%

Operating Profit	$164.3	$137.5	$26.8	19%	$328.8	$213.7	$115.1	54%
Interest expense, net	98.8	80.2	(18.6)	(23)%	189.3	153.1	(36.2)	(24)%
Loss on extinguishment of debt, net	0.3	62.5	62.2	100%	37.6	62.5	24.9	40%
Other income, net	(50.5)	(1.0)	49.5	4,950%	(53.2)	(145.5)	(92.3)	(63)%
Income tax expense (benefit)	23.9	(2.1)	(26.0)	(1,238)%	(231.9)	43.9	275.8	628%
Less: Net earnings attributable to noncontrolling interest	0.3	—	(0.3)	n/a	0.6	—	(0.6)	n/a
Net Earnings (Loss)	$91.5	$(2.1)	$93.6	4,457%	$386.4	$99.7	$286.7	288%
Net Sales
Net sales increased $330.7 million, or 26%, during the three months ended March 31, 2018, and increased $514.0 million, or 21%, during the six months ended March 31, 2018, compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of incremental contributions from our current year acquisition of Bob Evans and our prior year acquisition of the Weetabix Group, combined with net sales growth in our Refrigerated Food (excluding Bob Evans), Active Nutrition and Private Brands segments. Net sales in our Post Consumer Brands segment (excluding Weetabix NA) increased in the three months ended March 31, 2018 and decreased in the six months ended March 31, 2018, compared to the corresponding periods in the prior year. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $26.8 million, or 19%, during the three months ended March 31, 2018, and increased $115.1 million, or 54%, during the six months ended March 31, 2018, compared to the corresponding periods in the prior year. Operating profit was negatively impacted by provisions for legal settlements of $11.0 million and $73.6 million in the six months ended March 31, 2018 and 2017, respectively. Excluding these impacts, operating profit increased $52.5 million, or 18%, in the six months ended March 31, 2018. These increases were primarily due to the inclusion of incremental segment profit contribution from our prior year acquisition of the Weetabix Group, as well as increased segment profit within our Refrigerated Food and Active Nutrition segments. Additionally, in the three months ended March 31, 2018, our Post Consumer Brands segment had increased segment profit, and in the six months ended March 31, 2018, our Private Brands segment had increased segment profit. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense increased $18.6 million, or 23%, during the three months ended March 31, 2018, and increased $36.2 million, or 24%, during the six months ended March 31, 2018, compared to the corresponding periods in the prior year. These increases were primarily due to an increase in the principal amount of our outstanding debt, partially offset by a decrease in our weighted-average interest rate resulting from refinancing higher interest rate debt obligations with lower interest rate debt. Our weighted-average interest rate on our total outstanding debt was 4.9% and 6.0% at March 31, 2018 and 2017, respectively. Additionally, with respect to the amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands, we recorded $3.8 million of interest expense in the three and six months ended March 31, 2018 (Note 3 within the “Notes to Condensed Consolidated Financial Statements”). For additional information on our debt, refer to Note 15 within the “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.

Loss on Extinguishment of Debt, Net
During the three months ended March 31, 2018, we recognized a net loss of $0.3 million related to the amendment of our term loan and the extinguishment of a portion of the principal balances of our 5.75% and 8.00% senior notes due in March 2027 and July 2025, respectively. The net loss included premiums paid of $1.8 million and write-offs of debt issuance costs and other expenses of $2.5 million, partially offset by the write-off of an unamortized debt premium of $2.7 million and gains realized on debt redeemed at a discount of $1.3 million.
During the six months ended March 31, 2018, we recognized a net loss of $37.6 million related to the extinguishment of the principal balance of our 6.00% senior notes due in December 2022, a portion of our 5.75% and 8.00% senior notes due in March 2027 and July 2025, respectively, and the amendment of our term loan. The net loss included premiums paid of $32.6 million and debt issuance costs write-offs and other expenses of $9.0 million, partially offset by the write-off of an unamortized debt premium of $2.7 million and gains realized on debt repurchased at a discount of $1.3 million.
During the three and six months ended March 31, 2017, we recognized a loss of $62.5 million related to the extinguishment of the remaining portion of our 7.375% senior notes and the entire principal balance of our 6.75% senior notes. The expense included a premium of $67.9 million and deferred financing fee write-offs of $10.1 million, partially offset by $15.5 million of write-offs for unamortized debt premium. For additional information on our debt, refer to Note 15 within the “Notes to Condensed Consolidated Financial Statements.”
Other Income, net
Related to our interest rate swaps, we recognized net gains of $50.5 million and $53.2 million during the three and six months ended March 31, 2018, respectively, and net gains of $1.0 million and $145.5 million in the three and six months ended March 31, 2017, respectively. These net gains consist of non-cash mark-to-market adjustments as well as cash settlements. During the three and six months ended March 31, 2018, we recognized non-cash mark-to-market adjustments of $50.9 million and $54.0 million, respectively, which were offset by cash settlements of $0.4 million and $0.8 million, respectively. During the three and six months ended March 31, 2017, we recognized non-cash mark-to-market adjustments of $1.6 million and $146.6 million, respectively, which were offset by cash settlements of $0.6 million and $1.1 million, respectively. For additional information on our interest rate swaps, refer to Note 12 within the “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Taxes
Our effective income tax rate was 20.7% and (149.5)% for the three and six months ended March 31, 2018, respectively, and 50.0% and 30.6% for the three and six months ended March 31, 2017, respectively.
In the six months ended March 31, 2018, our effective income tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Securities and Exchange Commission (“SEC”) issued interpretive guidance regarding the Tax Act which was codified by ASU 2018-05 in March 2018. The Tax Act resulted in significant impacts to our accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017, and before January 1, 2023. The Tax Act enacts a new U.S. federal corporate income tax rate of 21% that will fully go into effect for our fiscal 2019 tax year and is prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our current tax year. This proration results in a blended rate of 24.5% for fiscal 2018. At the time these financial statements were issued, we had not completed the accounting for the tax effects related to the enactment of the Tax Act. However, provisional estimates were made in the following instances: (i) we remeasured our existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $272.4 million and (ii) we calculated the one-time transition tax and recorded provisional tax expense of $7.1 million. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed throughout the year as assets are placed in service. Included in (i) above is a tax benefit adjustment of $1.7 million recorded in the three months ended March 31, 2018, to further refine the remeasurement estimate made in the first quarter of fiscal 2018 of our existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods.
The changes included in the Tax Act are broad and complex, and as such, the final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in current accounting standards for income taxes or related interpretations in response to the Tax Act or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts resulting from changes to current year earnings estimates and foreign exchange rates. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by September 30, 2018.
In the three months ended March 31, 2017, our effective income tax rate differed significantly from the statutory rate as a result of the expectation that the Domestic Production Activities Deduction under the Internal Revenue Code (“DPAD”) would have a favorable impact on the effective income tax rate, and that certain valuation allowances would have an unfavorable impact on the effective income tax rate. Additionally, the effective income tax rate was impacted by the retrospective reclassifications of $1.9 million and $6.1 million of income tax benefits to “Income tax expense (benefit)” in the Condensed Consolidated Statements of Operations in the three and six months ended March 31, 2017, respectively, related to the adoption of ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (see Note 1 within the “Notes to Condensed Consolidated Financial Statements”).
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, facility closure related costs, restructuring expenses, (gains)/losses on assets held for sale, (gains)/losses on sale of facilities and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$462.3	$431.1	$31.2	7%	$894.3	$851.7	$42.6	5%
Segment Profit	$91.1	$90.1	$1.0	1%	$161.3	$171.7	$(10.4)	(6)%
Segment Profit Margin	20%	21%			18%	20%
Net sales for the Post Consumer Brands segment increased $31.2 million, or 7%, for the three months ended March 31, 2018, primarily due to the inclusion of net sales from Weetabix NA, which was acquired in July 2017. Excluding this impact, net sales increased $4.4 million, or 1%. This increase was driven by 2% higher volumes, partially offset by lower average net selling prices. Volume increases were primarily due to gains in licensed products, driven by new product introductions and expanded distribution, as well as increases in Honey Bunches of Oats and Malt-O-Meal brands, private label RTE cereal and governmental bid business. These increases were partially offset by decreases in kid and adult classic brands and comanufacturing. Average net selling prices decreased primarily due to higher trade spending and increased slotting fees related to new product introductions.
Net sales for the Post Consumer Brands segment increased $42.6 million, or 5%, for the six months ended March 31, 2018, primarily due to the inclusion of net sales from Weetabix NA. Excluding this impact, net sales decreased $9.7 million, or 1%, primarily driven by lower average net selling prices. The decrease in average net selling prices was driven by higher trade spending and increased slotting fees related to new product introductions. Volumes were flat as compared to the prior year period, as increases in licensed products, Malt-O-Meal brands, private label RTE cereal and governmental bid business were offset by declines in Honey Bunches of Oats and kid and adult classic brands.
Segment profit for the three months ended March 31, 2018, increased $1.0 million, or 1%, as compared to the prior year. The increase in segment profit was primarily due to higher net sales, as previously discussed, favorable manufacturing costs of $7.1 million, lower employee-related costs and lower integration costs of $1.9 million. These positive impacts were partially offset by higher raw material costs of $3.6 million, higher freight costs of $3.5 million (excluding volume-driven increases) and higher advertising and consumer spending of $2.5 million.
Segment profit for the six months ended March 31, 2018, decreased $10.4 million, or 6%, as compared to the prior year. This decrease was driven by lower net selling prices, as previously discussed, higher freight costs of $5.9 million (excluding volume-driven increases), higher raw materials costs of $1.6 million, higher advertising and consumer spending of $3.9 million and higher integration costs of $1.1 million. These negative impacts were partially offset by lower manufacturing costs of $12.4 million and lower employee-related costs during the six months ended March 31, 2018, as compared to the prior year.

Weetabix

dollars in millions	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Net Sales	$109.0	$208.7
Segment Profit	$15.7	$32.5
Segment Profit Margin	14%	16%
For the three months ended March 31, 2018, the Weetabix segment contributed $109.0 million of net sales and $15.7 million of segment profit. Weetabix volumes were down as compared to the same period (pre-acquisition) in the prior year, driven by decreased branded RTE cereal and on-the-go drink product volumes, partially offset by increased private label RTE cereal volumes. Net sales benefited from a favorable foreign exchange translation rate compared to the prior year period. Segment profit was negatively impacted in the current year by an unfavorable sales mix, inventory write-offs and higher depreciation and amortization expense resulting from acquisition-related valuation adjustments.
For the six months ended March 31, 2018, the Weetabix segment contributed $208.7 million of net sales and $32.5 million of segment profit. Weetabix experienced volume declines as compared to the same period (pre-acquisition) in the prior year, primarily due to lower branded RTE cereal and on-the-go drink product volumes, partially offset by increased private label RTE cereal volumes. Net sales benefited from a favorable foreign exchange translation rate compared to the prior year period. Segment profit was negatively impacted in the current year by decreased volumes, as previously discussed, an unfavorable sales mix and higher trade spending, as well as inventory write-offs, integration costs and higher depreciation and amortization expense resulting from acquisition-related valuation adjustments.
Refrigerated Food

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$600.0	$454.6	$145.4	32%	$1,110.6	$931.3	$179.3	19%
Segment Profit	$62.7	$37.1	$25.6	69%	$131.8	$14.1	$117.7	835%
Segment Profit Margin	10%	8%			12%	2%
Net sales for the Refrigerated Food segment increased $145.4 million, or 32%, for the three months ended March 31, 2018, primarily due to the inclusion of net sales contributed by Bob Evans, which was acquired on January 12, 2018. Excluding this impact, net sales increased $37.8 million, or 8%. Egg product sales were up $35.9 million, or 10%, with volume up 4%, due to increased volumes in the foodservice channel and higher average net selling prices resulting from higher market-based egg prices and a favorable sales mix. Refrigerated potato product sales were up $5.5 million, or 12%, with volume up 10%, due to volume gains in both the foodservice and retail channels. Cheese and other dairy case products sales were down $3.6 million, or 6%, with volume down 4%, primarily due to branded cheese distribution losses. Compared to the prior year (pre-acquisition) period, sales for our Bob Evans business were up, driven by increased refrigerated side dishes and sausage volumes.
Net sales for the Refrigerated Food segment increased $179.3 million, or 19%, for the six months ended March 31, 2018, primarily due to the inclusion of net sales from Bob Evans. Excluding this impact, net sales increased $71.7 million, or 8%. Egg product sales were up $68.5 million, or 10%, with volume up 4%, due to increased volumes in the foodservice channel combined with higher average net selling prices resulting from higher market-based egg prices. Refrigerated potato product sales were up $11.4 million, or 12%, with volume up 11%, due to volume gains in both the foodservice and retail channels. Cheese and other dairy case products sales were down $8.2 million, or 6%, with volume down on 8%, primarily due to branded cheese distribution losses. Compared to the prior year (pre-acquisition) period, sales for our Bob Evans business were up, driven by increased refrigerated side dishes and sausage volumes.
Segment profit increased $25.6 million, or 69%, for the three months ended March 31, 2018, as compared to the prior year period. Segment profit was impacted in the current year period by a provision for legal settlement of $2.0 million, as well as an operating loss of $0.9 million attributable to Bob Evans. Excluding these impacts, segment profit increased $28.5 million, or 77%, primarily due to increased volumes and higher average net selling prices, as previously discussed, partially offset by higher freight costs of $4.3 million (excluding volume-driven increases), increased employee-related expenses and higher integration costs of $3.3 million. Segment loss for our Bob Evans business was negatively impacted in the three months ended March 31, 2018 by integration costs of $6.1 million, the recognition of an acquisition accounting related inventory valuation adjustment of $4.8 million and acquisition-related costs of $2.4 million. Excluding these impacts, Bob Evans contributed $12.4 million to segment profit for the three months ended March 31, 2018.

Segment profit increased $117.7 million, or 835%, for the six months ended March 31, 2018. Segment profit was impacted in the current year period by a provision for legal settlement of $2.0 million, as well as an operating loss of $0.9 million attributable to Bob Evans. Segment profit was impacted in the prior year period by a provision for legal settlement of $74.5 million. Excluding these impacts, segment profit increased $46.1 million, or 52%, primarily due to increased volumes and higher average net selling prices, as previously discussed, partially offset by higher freight costs of $7.9 million (excluding volume-driven increases), increased employee-related expenses and higher integration costs of $3.8 million. Segment loss for our Bob Evans business was negatively impacted in the six months ended March 31, 2018, by integration costs of $6.1 million, an acquisition accounting-related inventory valuation adjustment of $4.8 million and acquisition-related costs of $2.4 million. Excluding these impacts, Bob Evans contributed $12.4 million to segment profit for the six months ended March 31, 2018.
Active Nutrition

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$205.2	$177.3	$27.9	16%	$391.2	$331.2	$60.0	18%
Segment Profit	$26.1	$21.2	$4.9	23%	$45.9	$46.1	$(0.2)	—%
Segment Profit Margin	13%	12%			12%	14%
Net sales for the Active Nutrition segment increased $27.9 million, or 16%, for the three months ended March 31, 2018, primarily attributable to a 26% increase in protein shake and other ready-to-drink product volumes and reduced trade spending. The increase in protein shake and other ready-to-drink volumes was driven by increased consumption and distribution of shakes, as well as new product introductions. Volumes were down 25% for powders, primarily due to weakness in the domestic specialty channel, and 27% for bars, primarily due to lost distribution.
Net sales for the Active Nutrition segment increased $60.0 million, or 18%, for the six months ended March 31, 2018, primarily attributable to protein shake and other ready-to-drink product volumes, which were up 29%, driven by increased consumption and distribution of shakes, as well as new product introductions. Volumes were down 12% for powders, primarily due to weakness in the domestic specialty channel, and 20% for bars, primarily due to lost distribution. Average net selling prices for the Active Nutrition segment were down primarily due to targeted price reductions and higher trade spending in the the six months ended March 31, 2018, as compared to the prior year period.
Segment profit increased $4.9 million, or 23%, for the three months ended March 31, 2018. This increase was driven by higher volumes, as previously discussed, lower advertising and consumer spending of $1.5 million, reduced incentive compensation and lower warehousing costs, partially offset by unfavorable raw material input costs of $3.5 million and increased freight costs of $2.7 million (excluding volume-driven increases).
Segment profit decreased $0.2 million for the six months ended March 31, 2018. Segment profit in the six months ended March 31, 2018, was impacted by a litigation settlement accrual of $9.0 million. Excluding this impact, segment profit increased $8.8 million, or 19%. This increase was driven by higher volumes, as previously discussed, and lower advertising and consumer spending of $2.1 million, partially offset by unfavorable raw material input costs of $6.1 million, increased freight costs of $3.9 million (excluding volume-driven increases), higher warehousing costs and increased employee-related expenses to support growth.
Private Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$212.6	$193.6	$19.0	10%	$419.0	$393.6	$25.4	6%
Segment Profit	$14.2	$15.1	$(0.9)	(6)%	$31.1	$28.1	$3.0	11%
Segment Profit Margin	7%	8%			7%	7%
Net sales for the Private Brands segment increased $19.0 million, or 10%, for the three months ended March 31, 2018. Nut butter sales increased 3%, with volume up 1%, primarily due to an increase in average net selling prices as higher raw material costs were passed through to customers, partially offset by an unfavorable sales mix with increases in lower-priced traditional peanut butter combined with decreases in higher-priced tree-nut butter volumes. Fruit and nut sales increased 44%, with volume up 27%, primarily due to retail distribution gains, as well as improved average net selling prices resulting from the decision to exit certain low-revenue business. Cereal and granola sales (excluding sales to the Post Consumer Brands segment) decreased 12%, with volume down 7%. Pasta sales increased 12%, with volume up 13%, primarily due to increased food ingredient, foodservice, copackaging and governmental bid business volumes combined with improved net selling prices as higher raw material costs were passed through to customers.
Net sales for the Private Brands segment increased $25.4 million, or 6%, for the six months ended March 31, 2018. Nut butter sales increased 7%, with volume up 2%, primarily due to an increase in average net selling prices as higher raw material costs were passed through to customers, as well as a favorable sales mix with increases in higher-priced organic peanut butter and tree-nut butter volumes combined with lower roasting and granulation volumes. Fruit and nut sales increased 14%, with volume down 2%, primarily due to improved average net selling prices resulting from the decision to exit certain low-revenue business. Cereal and granola sales (excluding sales to the Post Consumer Brands segment) decreased 11%, with volume down 7%. Pasta sales increased 8%, with volume up 9%, primarily due to increased copackaging and governmental bid business volumes, combined with improved net selling prices as higher raw material costs were passed through to customers.
Segment profit decreased $0.9 million, or 6%, for the three months ended March 31, 2018, primarily due to higher raw material input costs that we were delayed in passing through to customers (largely durum wheat and traditional peanuts), increased freight and distribution costs, and higher employee costs related to increased headcount to support the reorganized segment. These negative impacts were partially offset by higher volumes, as previously discussed, and lower manufacturing costs.
Segment profit increased $3.0 million, or 11%, for the six months ended March 31, 2018, primarily due to higher volumes, a favorable sales mix and improved net selling prices, as previously discussed, and lower manufacturing costs. These positive impacts were partially offset by higher raw material input costs that we were delayed in passing through to customers (largely durum wheat and traditional peanuts), increased freight and distribution costs and higher employee costs related to increased headcount to support the reorganized segment.
General Corporate Expenses and Other

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General corporate expenses and other	$45.5	$26.0	$(19.5)	(75)%	$73.8	$46.3	$(27.5)	(59)%
General corporate expenses and other increased $19.5 million, or 75%, during the three months ended March 31, 2018. The increase was primarily related to higher third party transaction-related costs of $15.7 million primarily related to the acquisition of Bob Evans, restructuring and plant closure costs related to the Post Consumer Brands segment of $1.6 million (see Note 4 within the “Notes to Condensed Consolidated Financial Statements”), integration costs related to the acquisition of Bob Evans of $1.2 million and higher employee-related expenses to support growth. These higher costs were partially offset by increased gains (compared to losses in the prior year) related to mark-to-market adjustments on commodity and foreign currency hedges of $3.6 million.
General corporate expenses and other increased $27.5 million, or 59%, during the six months ended March 31, 2018. The increase was primarily related to higher third party transaction-related costs of $18.1 million primarily related to the acquisition of Bob Evans, restructuring and plant closure costs related to the Post Consumer Brands segment of $1.6 million (see Note 4 within the “Notes to Condensed Consolidated Financial Statements”), integration costs related to the acquisition of Bob Evans of $5.6 million and higher employee-related expenses to support growth. These higher costs were partially offset by increased gains related to mark-to-market adjustments on commodity and foreign currency hedges of $4.5 million.
LIQUIDITY AND CAPITAL RESOURCES
In December 2017, we issued $1,000.0 million principal value of 5.625% senior notes due in January 2028. The net proceeds were used to repay the $630.0 million principal value of our 6.00% senior notes due in December 2022 and to fund a portion of the consideration paid for the Bob Evans acquisition.
In February and March 2018, we repurchased and retired $112.0 million total principal value of our 5.75% and 8.00% senior notes due in March 2027 and July 2025, respectively.
During the six months ended March 31, 2018, we repurchased 1.8 million shares of our common stock at an average share price of $75.59 for a total cost of $138.8 million, including brokers’ commissions.
In March 2018, we amended our credit agreement (as amended and restated, the “Credit Agreement”) to reduce the interest rate margin for our $2,200.0 million term loan by 25 basis points such that a Eurodollar Rate Loan accrues interest at the Eurodollar Rate plus 2.00% per annum, and a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such terms are defined in the Credit Agreement).

In connection with the acquisition of Bob Evans, we had accrued $257.4 million at March 31, 2018, related to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands. The liability is reported in “Other liabilities” on the Condensed Consolidated Balance Sheet and includes interest at the Federal Reserve Discount Rate plus a spread of 5.00%.
The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2018	2017
Cash provided by (used in) operating activities	$263.6	$(21.7)
Cash used in investing activities	(1,539.2)	(141.6)
Cash provided by financing activities	56.9	505.0
Effect of exchange rate changes on cash	2.0	(0.4)
Net (decrease) increase in cash and cash equivalents	$(1,216.7)	$341.3
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 15 within the “Notes to Condensed Consolidated Financial Statements.”
Short-term financing needs primarily consist of working capital requirements, principal and interest payments on our long-term debt and dividend payments on our cumulative preferred stock. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Operating Activities
Cash provided by operating activities was $263.6 million for the six months ended March 31, 2018, compared to cash used in operating activities of $21.7 million in the prior year period. Cash flows in the current year were positively impacted by incremental cash flows from our current year acquisition of Bob Evans and prior year acquisition of the Weetabix Group, as well as lower payments of advertising and consumer expenses and employee incentives, partially offset by higher interest payments of $15.3 million. Cash flows in the prior year were negatively impacted by $103.0 million of legal settlements paid in the six months ended March 31, 2017.
Investing Activities
Cash used in investing activities for the six months ended March 31, 2018 increased $1,397.6 million compared to the prior year period driven by an increase in cash paid for acquisitions, which related to our current year acquisition of Bob Evans, as well as an increase in capital expenditures of $22.2 million. The increase in capital expenditures is primarily related to the cage-free housing conversion at our Bloomfield, Nebraska egg facility. The prior year cash flow was also impacted by $10.3 million of proceeds received from the sale of our cereal plant located in Modesto, California and our Dymatize manufacturing facility located in Farmers Branch, Texas.

Financing Activities
Cash provided by financing activities for the six months ended March 31, 2018 was $56.9 million compared to $505.0 million in the prior year period. In fiscal 2018, we received proceeds from the issuance of our 5.625% senior notes due in January 2028 of $1,000.0 million. In connection with this senior notes issuance, combined with payments on prior year senior notes issuances, we paid $10.5 million in debt issuance costs. In addition, we repaid the outstanding principal balance of our 6.00% senior notes due in December 2022, a portion of the outstanding balances of our 5.75% and 8.00% senior notes due in March 2027 and July 2025, respectively, and made quarterly principal payments on our term loan. We paid premiums and other expenses of $33.5 million related to the early extinguishment of the senior notes and costs associated with the amendment of our credit agreement. We also repurchased 1.8 million shares of our common stock for $138.8 million, including broker’s commissions, during the six months ended March 31, 2018.
In the six months ended March 31, 2017, we completed a debt refinancing in which we issued $1,750.0 million principal of 5.50% and 5.75% senior notes and utilized a portion of the proceeds to repay the outstanding principal balances of our 7.375% and 6.75% senior notes, which, combined with payments on our term loan, resulted in total principal payments of $1,015.9 million. Related to the refinancing, we paid a premium of $67.9 million for the early extinguishment of the senior notes. For the issuance of the new senior notes and the amendment and restatement of our Credit Agreement, we paid $27.6 million in debt issuance costs and deferred financing fees. The prior year outflow was also impacted by the repurchase of 1.7 million shares of our common stock at a cost of $133.1 million.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of March 31, 2018, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement also permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of March 31, 2018, our pro forma consolidated interest coverage ratio exceeded this threshold.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may,” “would” or the negative of these terms or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•
our high leverage, our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);

•	our ability to continue to compete in our product markets and our ability to retain our market position;

•	our ability to anticipate and respond to changes in consumer preferences and trends and introduce new products;

•	our ability to identify, complete and integrate acquisitions and manage our growth;

•	significant volatility in the costs or availability of certain raw materials, commodities or packaging used to manufacture our products, higher energy costs or higher transportation costs;

•	our ability to successfully implement business strategies to reduce costs;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	legal and regulatory factors, including advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding and housing operations;

•	the loss or bankruptcy of a significant customer;

•	consolidations in the retail grocery and foodservice industries;

•
our ability to promptly and effectively integrate the Bob Evans business, including the risk of experiencing disruptions from ongoing business operations which may make it more difficult than expected to maintain relationships with employees, business partners or governmental entities, and our ability to obtain expected cost savings and synergies of the acquisition within the expected timeframe;

•	losses incurred in the appraisal proceedings brought in connection with our acquisition of Bob Evans by former Bob Evans stockholders who demanded appraisal of their shares;

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

•	our ability to promptly and effectively integrate the Weetabix Group business and obtain expected cost savings and synergies of the acquisition within the expected timeframe;

•	the possibility that we may not be able to create value in our private brands business through strategic alternatives;

•	the potential for disruption to us or the private brands business resulting from the exploration of strategic alternatives for the private brands business;

•
the possibility that we may not be able to consummate any proposals for strategic alternatives for our private brands business that may result from our exploration due to, among other things, market, regulatory or other factors;

•	the ability of our private brand products to compete with nationally branded products;

•	disruptions or inefficiencies in supply chain, which may result from our reliance on third party manufacturers for certain of our products;

•	the ultimate impact litigation may have on us;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	changes in economic conditions, disruptions in the U.S. and global capital and credit markets and fluctuations in foreign currency exchange rates;

•	the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;

•	impairment in the carrying value of goodwill or other intangibles;

•	changes in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business, including U.S. tax reform;

•	changes in weather conditions, natural disasters, disease outbreaks or other events beyond our control;

•	loss of key employees, labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension or other postretirement plans;

•	costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents or information security breaches;

•	our ability to protect our intellectual property and other assets;

•	significant differences in our actual operating results from our guidance regarding our future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses; and

•
other risks and uncertainties included under “Risk Factors” in this document, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 17, 2017, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, filed with the SEC on February 2, 2018.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, we are exposed to commodity price risks relating to the acquisition of raw materials and fuels. We use futures contracts, options and swaps to manage certain of these exposures when it is practical to do so. At March 31, 2018, we had a total notional amount of $56.1 million of such instruments outstanding. The fair values of the commodity and energy contracts consist of assets of $12.4 million and liabilities of $0.6 million. For more information, refer to Note 12 within the “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to our foreign subsidiaries, we are exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, we use a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. At March 31, 2018, we had a total notional amount of $680.1 million of such instruments outstanding. The fair value of foreign exchange contracts consists of assets of $1.3 million and liabilities of $52.5 million. For additional information, refer to Note 12 within the “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
As of March 31, 2018, we had outstanding principal value of indebtedness of $7,459.2 million related to our senior notes, term loan and capital lease and an undrawn $800.0 million revolving credit facility. The revolving credit facility has outstanding letters of credit of $15.6 million, which reduced the available borrowing capacity to $784.4 million, at March 31, 2018. Of the total $7,459.2 million of outstanding indebtedness, $5,275.7 million bears interest at fixed rates with a weighted-average interest rate of 5.5%.
As of March 31, 2018, we had interest rate swaps with a notional value of $2,724.7 million consisting of:

•	$75.4 million resulting in cash payments which began in July 2016 and will continue through May 2021;

•	$750.0 million which will result in four net settlements with the first occurring in July 2018 and the last in July 2021;

•	$899.3 million which will result in a net settlement in December 2019; and

•	$1,000.0 million that obligates us to pay a fixed rate and receive one-month LIBOR, and requires monthly cash settlements that began in June 2017 and end in May 2024.
For additional information regarding our interest rate swaps and debt, refer to Notes 12 and 15 within the “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
During the six months ended March 31, 2018, our internal control over financial reporting was materially affected by the transition of our financial reporting to a new consolidation system. Internal controls over the new consolidation system were in place at March 31, 2018 and the Company believes they were operating effectively. Additionally, in connection with the Company’s acquisition of the Weetabix Group in fiscal 2017 and Bob Evans in fiscal 2018, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The case involved three types of plaintiffs: (1) a nationwide class of direct purchasers of shell eggs (“direct purchaser class”); (2) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (3) indirect purchasers of shell eggs.

Resolution of claims: (1) In December 2016, Michael Foods settled all claims asserted against it by the direct purchaser class for a payment of $75.0 million, which was approved by the district court on December 21, 2017; (2) Michael Foods settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms on January 19, 2017; and (3) the district court has twice denied motions to certify any classes of indirect purchaser plaintiffs and thus there are no class claims currently pending by indirect purchasers. Michael Foods has at all times denied liability in this matter, and no settlement contains any admission of liability by Michael Foods.

Remaining portions of the case: Michael Foods remains a defendant only with respect to (a) claims that seek damages based on purchases of egg products by opt-out plaintiffs and (b) the claims of individual named indirect purchaser plaintiffs who were previously denied class relief. The district court had granted summary judgment precluding any claims for egg products purchases by opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants have sought leave to file a motion for summary judgment dismissing these claims and a decision is pending.

Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the Michael Foods settlements described above, the remaining portions of the case could still result in a material adverse outcome. At this time, however, the Company does not believe it is possible to estimate any loss in connection with these remaining portions of the egg antitrust litigation. Accordingly, the Company cannot predict what impact, if any, these remaining matters and any results from such matters could have on the Company’s future results of operations or cash flows.

Bob Evans Appraisal Proceedings: Prior to completion of the Company’s acquisition of Bob Evans Farms, Inc. (“Bob Evans”) on January 12, 2018, Bob Evans received demands from certain stockholders demanding appraisal of their shares of Bob Evans common stock. After the completion of the acquisition, several such former stockholders filed petitions in the Delaware Court of Chancery (Arbitrage Fund v. Bob Evans Farms, Inc. filed on January 23, 2018; Blue Mountain Credit Alternatives Master Fund L.P., et al. v. Bob Evans Farms, Inc. filed on April 30, 2018; and 2017 Clarendon LLC, et al. v. Bob Evans Farms, Inc. filed on April 30, 2018) seeking appraisal of their shares of Bob Evans common stock pursuant to Section 262 of the Delaware General Corporation Law (“Section 262”). The lawsuits seek appraisal for such shares, plus statutory interest, as well as the costs of the proceedings and such other relief as appropriate. Under Section 262, persons who were stockholders at the time of the closing are entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares (plus statutory interest) as determined by the Delaware Court of Chancery so long as such persons comply with applicable procedural requirements. By virtue of these lawsuits, approximately 3.3 million shares of Bob Evans common stock (which were held by such former stockholders) are before the court for appraisal. As of completion of the acquisition, former Bob Evans stockholders can no longer submit new demands for appraisal. All other former stockholders have been paid for their shares at the $77.00 per share merger consideration amount. The Company intends to vigorously defend the cases.
At March 31, 2018, the Company had an accrual of $257.4 million included in “Other liabilities” on the Condensed Consolidated Balance Sheet for these matters, which is the number of shares of Bob Evans common stock for which former Bob Evans stockholders have demanded appraisal and have not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus statutory interest (see Note 3 within the “Notes to Condensed Consolidated Financial Statements”). There were no accruals for these matters at September 30, 2017. While the Company believes its accrual for these matters is appropriate, the final amounts required to resolve such matters could differ materially and the Company’s results of operations and cash flows could be materially affected. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the future results of operations or cash flows.

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
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) on November 17, 2017, as of and for the year ended September 30, 2017, and in our Quarterly Report on Form 10-Q, filed with the SEC on February 2, 2018. These risks could materially and adversely affect our business, financial condition and results of operations. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition or results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (b) (c)
January 1, 2018-January 31, 2018	7,116	$74.99	7,116	$175,764,861
February 1, 2018-February 28, 2018	1,098,453	$73.99	1,098,453	$94,495,267
March 1, 2018- March 31, 2018	13,103	$75.64	13,103	$93,504,096
Total	1,118,672	$74.01	1,118,672	$93,504,096

(a)	The total number of shares purchased includes: (i) shares purchased on the open market and (ii) shares purchased pursuant to a Rule 10b5-1 plan.

(b)	Does not include broker’s commissions.

(c)
On June 6, 2017, our Board of Directors authorized the Company to repurchase up to $250,000,000 of shares of our common stock. The authorization had an expiration date of June 6, 2019. However, on May 2, 2018, our Board of Directors terminated the authorization effective May 6, 2018 and approved a new authorization to repurchase up to $350,000,000 of shares of our common stock to begin on May 7, 2018.

ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

*3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 2, 2018)

*3.2	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 2, 2018)

*3.3	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 31, 2018)

*4.1
Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2013)

*4.2
Amendment of Certificate of Designation, Preferences and Rights of 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 20, 2018)

*4.3
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

*4.4
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

*4.5
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

*4.6
Indenture (2025 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2017)

*4.7
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

*4.8
Third Supplemental Indenture (2025 Notes), dated as of May 19, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 22, 2017)

*4.9
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

*10.47
Second Amendment to Amended and Restated Credit Agreement, dated as of March 8, 2018, by and among Post Holdings, Inc., Barclays Bank PLC, as Administrative Agent, and the Required Lenders, the Consenting Lenders, the Replacement Lender and the Guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 8, 2018)

**31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2018

**31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2018

**32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2018

**101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Incorporated by reference.
**	Furnished with this Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	May 4, 2018	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial and Accounting Officer)