Form 10-Q
period 2018-06-30
Post Holdings, Inc.
filed 2018-08-03
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common stock, $0.01 Par Value – 66,620,654 shares as of July 31, 2018

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS.
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Sales	$1,608.1	$1,272.1	$4,627.3	$3,777.3
Cost of goods sold	1,146.7	878.4	3,238.5	2,640.3
Gross Profit	461.4	393.7	1,388.8	1,137.0
Selling, general and administrative expenses	225.6	164.2	735.6	615.6
Amortization of intangible assets	47.2	38.9	135.1	116.8
Other operating expenses, net	0.8	0.1	1.5	0.4
Operating Profit	187.8	190.5	516.6	404.2
Interest expense, net	98.9	76.5	288.2	229.6
(Gain) loss on extinguishment of debt, net	(6.1)	160.4	31.5	222.9
Other (income) expense, net	(17.2)	45.2	(70.4)	(100.3)
Earnings (Loss) before Income Taxes	112.2	(91.6)	267.3	52.0
Income tax expense (benefit)	15.4	(32.2)	(216.5)	11.7
Net Earnings (Loss) Including Noncontrolling Interest	96.8	(59.4)	483.8	40.3
Less: Net earnings attributable to noncontrolling interest	0.3	—	0.9	—
Net Earnings (Loss)	96.5	(59.4)	482.9	40.3
Preferred stock dividends	(2.0)	(3.4)	(8.0)	(10.2)
Net Earnings (Loss) Available to Common Shareholders	$94.5	$(62.8)	$474.9	$30.1

Earnings (Loss) per Common Share:
Basic	$1.41	$(0.93)	$7.13	$0.44
Diluted	$1.29	$(0.93)	$6.34	$0.43

Weighted-Average Common Shares Outstanding:
Basic	67.0	67.5	66.6	68.3
Diluted	75.0	67.5	76.2	70.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Earnings (Loss) Including Noncontrolling Interest	$96.8	$(59.4)	$483.8	$40.3
Pension and postretirement benefits adjustments:
Reclassifications to net earnings (loss)	(0.8)	(0.5)	(2.4)	(1.7)
Hedging adjustments:
Unrealized net gain (loss) on derivatives	53.0	(2.7)	56.9	(2.7)
Reclassifications to net earnings (loss)	(1.1)	0.3	(2.6)	0.3
Other reclassifications	—	—	(0.5)	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(111.3)	2.1	(28.0)	0.8
Tax (expense) benefit on other comprehensive income (loss):
Pension and postretirement benefits	0.3	0.2	1.7	0.7
Hedging	(13.1)	1.0	(15.9)	1.0
Total Other Comprehensive (Loss) Income	(73.0)	0.4	9.2	(1.6)
Less: Comprehensive income attributable to noncontrolling interest	0.3	—	1.5	—
Total Comprehensive Income (Loss)	$23.5	$(59.0)	$491.5	$38.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2018	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$342.6	$1,525.9
Restricted cash	6.0	4.2
Receivables, net	530.4	480.6
Inventories	579.1	573.5
Prepaid expenses and other current assets	71.0	31.7
Total Current Assets	1,529.1	2,615.9
Property, net	1,834.5	1,690.7
Goodwill	4,927.8	4,032.0
Other intangible assets, net	3,984.7	3,353.9
Other assets	246.0	184.3
Total Assets	$12,522.1	$11,876.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$28.6	$22.1
Accounts payable	346.6	336.0
Other current liabilities	412.7	346.3
Total Current Liabilities	787.9	704.4
Long-term debt	7,235.8	7,149.1
Deferred income taxes	869.8	905.8
Other liabilities	549.6	327.8
Total Liabilities	9,443.1	9,087.1

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.8	0.7
Additional paid-in capital	3,581.4	3,566.5
Retained earnings (accumulated deficit)	106.3	(376.0)
Accumulated other comprehensive loss	(30.2)	(40.0)
Treasury stock, at cost	(589.9)	(371.2)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,068.4	2,780.0
Noncontrolling interest	10.6	9.7
Total Shareholders’ Equity	3,079.0	2,789.7
Total Liabilities and Shareholders’ Equity	$12,522.1	$11,876.8

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net Earnings Including Noncontrolling Interest	$483.8	$40.3
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	300.8	232.9
Unrealized gain on interest rate swaps and cross-currency swaps	(71.4)	(101.8)
Loss on extinguishment of debt, net	31.5	222.9
Loss (gain) on foreign currency	1.3	(34.9)
Non-cash stock-based compensation expense	23.2	17.4
Deferred income taxes	(241.1)	49.6
Other, net	9.2	4.5
Other changes in operating assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables, net	5.7	(87.0)
Decrease (increase) in inventories	20.5	(21.0)
Decrease (increase) in prepaid expenses and other current assets	0.2	(0.1)
Increase in other assets	(22.4)	(3.4)
Increase (decrease) in accounts payable and other current liabilities	60.2	(106.1)
(Decrease) increase in non-current liabilities	(10.4)	1.1
Net Cash Provided by Operating Activities	591.1	214.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(1,454.0)	(90.2)
Additions to property	(142.1)	(125.0)
Restricted cash	(1.8)	2.5
Proceeds from sale of property and assets held for sale	0.3	10.5
Other, net	(1.2)	—
Net Cash Used in Investing Activities	(1,598.8)	(202.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,000.0	3,950.0
Repayments of long-term debt	(900.5)	(2,082.2)
Purchases of treasury stock	(218.7)	(313.8)
Payments of preferred stock dividends	(8.8)	(10.2)
Payments of debt issuance costs and deferred financing fees	(10.5)	(52.4)
Payments of debt extinguishment costs	(33.7)	(219.8)
Proceeds from exercise of stock awards	4.0	13.4
Other, net	(5.7)	(3.0)
Net Cash (Used in) Provided by Financing Activities	(173.9)	1,282.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.7)	34.9
Net (Decrease) Increase in Cash and Cash Equivalents	(1,183.3)	1,329.1
Cash and Cash Equivalents, Beginning of Year	1,525.9	1,143.6
Cash and Cash Equivalents, End of Period	$342.6	$2,472.7

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we”) as of and for the fiscal year ended September 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 17, 2017.
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
Certain prior year amounts have been reclassified to conform with the current year presentation. Reclassifications related to the fiscal 2017 adoption of Accounting Standards Update (“ASU”) 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” were made for the three and nine months ended June 30, 2017. For the three months ended June 30, 2017, the reclassifications resulted in an increase in income tax benefit of $0.1 and a corresponding decrease in net loss of $0.1, as reported on the Condensed Consolidated Statement of Operations. For the nine months ended June 30, 2017, the reclassifications resulted in a decrease in income tax expense of $6.2, and corresponding increases in net earnings of $6.2 and in basic and diluted earnings per common share of nine cents, as reported on the Condensed Consolidated Statement of Operations. In addition, for the nine months ended June 30, 2017, the reclassifications resulted in an increase in cash provided by operating activities and a decrease in cash provided by financing activities of $6.2, as reported on the Condensed Consolidated Statement of Cash Flows.
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
Recently Issued
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” This standards update requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020), with early adoption permitted. The Company will adopt this standard on October 1, 2019 and expects to use the modified retrospective method of adoption. The Company is currently evaluating the impact of adopting this standard, however, an increase in both assets and liabilities is expected.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will supersede all existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual and interim periods beginning on or after December 15, 2017 (i.e., Post’s financial statements for the year ending September 30, 2019). The Company is completing its assessment of the impact this standard will have on its accounting policies, processes, system requirements, internal controls and disclosures. The Company will adopt this standard on October 1, 2018 and expects to use the modified retrospective transition method of adoption. The Company does not expect the adoption will have a material impact on its financial statements as the Company believes the impact of this ASU will be limited to recognition timing and classification changes of immaterial amounts within the statement of operations.
Recently Adopted
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which codifies the SEC’s interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. See Note 7 for additional information regarding the adoption of this standard.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (“ASC”) 220, to allow a reclassification from accumulated other comprehensive income (“OCI”) to retained earnings for stranded tax effects resulting from the Tax Act. In accordance with this standard, the Company early adopted this ASU during the second quarter of fiscal 2018, which resulted in an adjustment to “Retained earnings” and “Accumulated other comprehensive loss” of $1.4 on the Condensed Consolidated Balance Sheet.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This standard requires most inventory to be measured at the lower of cost or net realizable value (“NRV”), thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, NRV or NRV less a normal profit margin. This ASU does not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The Company adopted this ASU during the first quarter of fiscal 2018. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
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
On January 12, 2018, the Company completed its acquisition of Bob Evans Farms, Inc. (“Bob Evans”), resulting in the Company owning all of the outstanding shares of Bob Evans common stock. The Company paid each holder of shares of Bob Evans common stock, other than holders who demanded appraisal of their shares under Delaware law and had not withdrawn their demands as of the closing date, $77.00 per share, resulting in a payment at closing of $1,381.2 (which, in addition to the amounts paid to Bob Evans stockholders, includes amounts paid to retire certain debt and other obligations of Bob Evans). Any shares of Bob Evans common stock subject to appraisal as of the closing date were canceled and no longer outstanding after closing. The closing payment did not include any amounts due to former holders of approximately 4.35 shares of Bob Evans common stock who demanded appraisal under Delaware law and had not withdrawn their demands as of the closing date. The Company estimates additional payments of $342.4 will be made subsequent to the closing date, which includes payments to former holders of shares of Bob Evans common stock who had exercised appraisal rights, payments in connection with Bob Evans deferred compensation plans and payments to compensate Bob Evans employees due to the cancellation of their outstanding employee stock awards. At June 30, 2018, the former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $262.1 at June 30, 2018, which is the number of shares of Bob Evans common stock for which former Bob Evans stockholders have demanded appraisal and not withdrawn their demands multiplied by the $77.00 per share merger consideration plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%. The liability is reported in “Other liabilities” on the Condensed Consolidated Balance Sheet. Bob Evans is a producer of refrigerated potato, pasta side dishes, pork sausage and a variety of refrigerated and frozen convenience food items, and is reported in the Company’s Refrigerated Food segment (see Note 18). Based upon the preliminary purchase price allocation, the Company recorded $376.0 of customer relationships to be amortized over a weighted-average period of 18 years, $6.0 of definite-lived trademarks to be amortized over a weighted-average period of 10 years and $400.0 of indefinite-lived trademarks. Net sales for Bob Evans included in the Condensed Consolidated Statements of Operations were $112.0 and $219.6 for the three and nine months ended June 30, 2018, respectively. Operating profit for Bob Evans included in the Condensed Consolidated Statements of Operations was $9.9 and $9.0 for the three and nine months ended June 30, 2018, respectively.
On July 3, 2017, the Company completed its acquisition of Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively the “Weetabix Group”) for a purchase price of approximately £1,400.0 with a payment at closing of £1,454.1, excluding £48.0 of cash acquired (approximately $1,887.2, excluding $62.2 of cash acquired). The Weetabix Group is a packaged food company that primarily produces branded and private label ready-to-eat (“RTE”) cereal and muesli products. The Weetabix Group is reported in two reportable segments. The results of the Weetabix Group’s operations outside of North America (“Weetabix”) are reported as the Weetabix segment, and the Weetabix Group’s North American operations (“Weetabix NA”) are reported in the Post Consumer Brands segment (see Note 18). Based on the purchase price allocation of the Weetabix Group, the Company recorded $172.8 of customer relationships to be amortized over a weighted-average period of approximately 20 years, $29.5 of definite-lived trademarks and brands to be amortized over a weighted-average period of 16 years and $385.1 of indefinite-lived trademarks. Based on the purchase price allocation of Weetabix NA, the Company recorded $13.6 of customer relationships to be amortized over a weighted-average period of 21 years.
On October 3, 2016, the Company completed its acquisition of National Pasteurized Eggs, Inc. (“NPE”) for $93.5, subject to net working capital and other adjustments, resulting in a payment at closing of $97.0. In February 2017, a final settlement of net working capital was reached, resulting in an amount paid back to the Company of $1.2. NPE is a producer of pasteurized shell eggs, including cage-free eggs, and is reported in the Company’s Refrigerated Food segment (see Note 18). Based upon the purchase price allocation, the Company recorded $43.9 of customer relationships to be amortized over a weighted-average period of 16 years and $7.5 of trademarks and brands to be amortized over a weighted-average period of 20 years.
Certain preliminary values of the Bob Evans acquisition, including property, goodwill, other intangible assets and deferred taxes, are not yet finalized pending the final purchase price allocation and are subject to change once additional information is obtained. Additionally, the total acquisition cost of Bob Evans is subject to change based on the actual consideration that will be paid to the former holders of 3.3 shares of Bob Evans common stock who had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock at June 30, 2018. The goodwill generated by the Company’s acquisition of Bob Evans will not be deductible for U.S. income tax purposes, however, certain goodwill generated by business combinations completed by Bob Evans in periods prior to its acquisition transferred to Post and is expected to be tax deductible. The Company does not expect the final fair value of goodwill related to the acquisition of the Weetabix Group to be deductible for U.S. income tax purposes. The final fair value of goodwill related to the acquisition of NPE will not be deductible for U.S. income tax purposes.
The following table provides the preliminary allocation of the purchase price related to the fiscal 2018 acquisition of Bob Evans based upon the fair value of assets and liabilities assumed, including the provisional amounts recognized related to the acquisition, as of June 30, 2018. Measurement period adjustments have been made to the allocation of purchase price since the date of the Bob Evans acquisition.

Cash and cash equivalents	$15.6
Receivables	58.3
Inventories	27.1
Prepaid expenses and other current assets	34.3
Property	184.6
Goodwill	897.4
Other intangible assets	782.0
Other assets	0.4
Accounts payable	(18.2)
Other current liabilities	(58.8)
Deferred tax liability - long-term	(194.1)
Other liabilities	(5.0)
Total acquisition cost	$1,723.6

The following table provides the allocation of the purchase price related to the fiscal 2017 acquisition of the Weetabix Group based upon the fair value of assets and liabilities assumed, including the provisional amounts recognized related to the acquisition as of September 30, 2017, as well as measurement period adjustments made during the nine months ended June 30, 2018.

	Acquisition Date Amounts Recognized as of September 30, 2017 (a)	Adjustments During the Nine Months Ended June 30, 2018	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$62.2	$—	$62.2
Receivables (c)	39.7	(1.9)	37.8
Inventories (b),(c)	63.4	(0.2)	63.2
Prepaid expenses and other current assets	1.2	—	1.2
Property (b)	283.9	(3.0)	280.9
Goodwill (d)	969.3	11.5	980.8
Other intangible assets (b)	608.4	(7.4)	601.0
Other assets	112.0	—	112.0
Accounts payable	(66.3)	—	(66.3)
Other current liabilities (c)	(28.4)	(0.1)	(28.5)
Deferred tax liability - long-term (c)	(137.6)	1.1	(136.5)
Other liabilities	(10.9)	—	(10.9)
Noncontrolling interest	(9.7)	—	(9.7)
Total acquisition cost	$1,887.2	$—	$1,887.2
(a) As previously reported in Post’s Annual Report on Form 10-K filed with the SEC on November 17, 2017.
(b) Adjustments reflect updated ASC 805 valuation of tangible and intangible assets.
(c) Adjustments reflect other Weetabix Group purchase accounting adjustments.
(d) Adjustment reflects the change in goodwill as a result of the adjustments described in (b) and (c).
Transaction-related Expenses
The Company incurs transaction-related expenses in connection with both completed and contemplated acquisitions, divestitures and mergers. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. Transaction-related expenses of $2.5 and $26.5 were incurred during the three and nine months ended June 30, 2018, respectively, and $3.3 and $6.8 during the three and nine months ended June 30, 2017, respectively, and are recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In addition, during the three and nine months ended June 30, 2017, the Company recorded net foreign currency gains of $33.5 related to cash held in Pounds Sterling to fund the prior year acquisition of the Weetabix Group, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Pro forma net sales	$1,608.1	$1,512.9	$4,794.4	$4,485.3
Pro forma net earnings (loss) available to common shareholders	$95.0	$(67.4)	$503.2	$43.5
Pro forma basic earnings (loss) per common share	$1.42	$(1.00)	$7.56	$0.64
Pro forma diluted earnings (loss) per common share	$1.29	$(1.00)	$6.71	$0.62

NOTE 4 — RESTRUCTURING
In February 2018, the Company announced its plan to close its cereal manufacturing facility in Clinton, Massachusetts, which manufactures certain Weetabix Group products distributed in North America. The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the facility is expected to be completed by September 2019.
Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2017	$—	$—	$—
Charge to expense	2.1	1.5	3.6
Cash payments	—	—	—
Non-cash charges	—	(1.5)	(1.5)
Balance, June 30, 2018	$2.1	$—	$2.1

Total expected restructuring charge	$5.1	$6.5	$11.6
Cumulative restructuring charges incurred to date	2.1	1.5	3.6
Remaining expected restructuring charge	$3.0	$5.0	$8.0
In the three and nine months ended June 30, 2018, the Company incurred total restructuring charges of $1.8 and $3.6 respectively. Employee-related costs are included in “Selling, general and administrative expenses” and accelerated depreciation expense is included in “Cost of goods sold” in the Condensed Consolidated Statements of Operations. No restructuring costs were incurred in the three and nine months ended June 30, 2017. These expenses are not included in the measure of segment performance (see Note 18).
NOTE 5 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Refrigerated Food	Active Nutrition	Private Brands	Total
Balance, September 30, 2017
Goodwill (gross)	$1,999.6	$926.9	$1,231.6	$180.7	$417.1	$4,755.9
Accumulated impairment losses	(609.1)	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,390.5	$926.9	$1,231.6	$65.9	$417.1	$4,032.0
Goodwill acquired	—	—	897.4	—	—	897.4
Acquisition related adjustment	12.6	(1.1)	—	—	—	11.5
Currency translation adjustment	(0.3)	(12.8)	—	—	—	(13.1)
Balance, June 30, 2018
Goodwill (gross)	$2,011.9	$913.0	$2,129.0	$180.7	$417.1	$5,651.7
Accumulated impairment losses	(609.1)	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,402.8	$913.0	$2,129.0	$65.9	$417.1	$4,927.8
NOTE 6 — EQUITY INTERESTS
In connection with its acquisition of the Weetabix Group in July 2017 (see Note 3), the Company acquired an equity interest in two legal entities, Alpen Food Company South Africa (Proprietary) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”). Results of both entities are reported in the Weetabix segment (see Note 18).
Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $5.3 and $4.5 at June 30, 2018 and September 30, 2017, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets. In the three and nine months ended June 30, 2018, equity method losses of $0.1 and $0.3, respectively, were included in “Other operating expenses, net” in the Condensed Consolidated Statements of Operations. The Company had a note receivable balance with Alpen of $1.0 at both June 30, 2018 and September 30, 2017, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s Board of Directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements. Weetabix East Africa had long-term payables with Pioneer Food Group Limited, the owner of the remaining 49.9% of the business, of $0.5 at September 30, 2017, which was included in “Other liabilities” on the Condensed Consolidated Balance Sheet. No such payable existed at June 30, 2018.
NOTE 7 — INCOME TAXES
The effective income tax rate was 13.7% and (81.0)% for the three and nine months ended June 30, 2018, respectively, and 35.2% and 22.5% for the three and nine months ended June 30, 2017, respectively.
In the three and nine months ended June 30, 2018, the effective tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The SEC issued interpretive guidance regarding the Tax Act which was codified by ASU 2018-05 in March 2018. The Tax Act resulted in significant impacts to the Company’s accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacts a new U.S. federal corporate income tax rate of 21% that will fully go into effect for the Company’s fiscal 2019 tax year and is prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s current tax year. This proration results in a blended U.S. federal income tax rate of 24.5% for fiscal 2018. At the time these financial statements were issued, the Company had not completed the accounting for the tax effects related to the enactment of the Tax Act. However, provisional estimates were made in the following instances: (i) the Company remeasured its existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $283.1 and (ii) the Company calculated the one-time transition tax and recorded provisional tax expense of $7.1. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed throughout the year as assets are placed in service. Included in (i) above are tax benefit adjustments of $10.7 and $12.4 recorded in the three and nine months ended June 30, 2018, respectively, to further refine the remeasurement estimate made in the first quarter of fiscal 2018 of the Company’s existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods and to reflect deferred taxes recognized in fiscal 2017.
The changes included in the Tax Act are broad and complex, and as such, the final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in current accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts resulting from changes to current year earnings estimates and foreign exchange rates. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by December 31, 2018.
In the three and nine months ended June 30, 2017, the effective income tax rate was impacted by retrospective reclassifications of $0.1 and $6.2, respectively, of income tax benefits to “Income tax expense (benefit)” in the Condensed Consolidated Statements of Operations related to the adoption of ASU 2016-09 (see Note 1).

NOTE 8 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	June 30, 2018			September 30, 2017
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,622.1	$(516.9)	$2,105.2	$2,249.3	$(416.7)	$1,832.6
Trademarks and brands	838.6	(195.9)	642.7	834.1	(162.9)	671.2
Other intangible assets	21.7	(11.4)	10.3	21.7	(9.8)	11.9
	3,482.4	(724.2)	2,758.2	3,105.1	(589.4)	2,515.7
Not subject to amortization:
Trademarks and brands	1,226.5	—	1,226.5	838.2	—	838.2
	$4,708.9	$(724.2)	$3,984.7	$3,943.3	$(589.4)	$3,353.9
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
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net earnings (loss) for basic earnings per share	$94.5	$(62.8)	$474.9	$30.1
Dilutive preferred stock dividends	2.0	—	8.0	—
Net earnings (loss) for diluted earnings per share	$96.5	$(62.8)	$482.9	$30.1

Weighted-average shares outstanding	67.0	65.9	66.6	64.9
Effect of TEUs on weighted-average shares for basic earnings (loss) per share	—	1.6	—	3.4
Weighted-average shares for basic earnings (loss) per share	67.0	67.5	66.6	68.3
Effect of dilutive securities:
Stock options	1.7	—	1.7	1.8
Stock appreciation rights	0.1	—	0.1	0.1
Restricted stock awards	0.3	—	0.4	0.3
Preferred shares conversion to common	5.9	—	7.4	—
Total dilutive securities	8.0	—	9.6	2.2
Weighted-average shares for diluted earnings (loss) per share	75.0	67.5	76.2	70.5

Basic earnings (loss) per common share	$1.41	$(0.93)	$7.13	$0.44
Diluted earnings (loss) per common share	$1.29	$(0.93)	$6.34	$0.43

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Stock options	0.6	4.2	0.6	0.3
Stock appreciation rights	—	0.1	—	—
Restricted stock awards	0.1	0.7	0.1	—
Preferred shares conversion to common	—	9.1	—	9.1
NOTE 10 — INVENTORIES

	June 30, 2018	September 30, 2017
Raw materials and supplies	$158.8	$129.8
Work in process	19.9	16.9
Finished products	368.1	395.6
Flocks	32.3	31.2
	$579.1	$573.5
NOTE 11 — PROPERTY, NET

	June 30, 2018	September 30, 2017
Property, at cost	$2,697.8	$2,394.1
Accumulated depreciation	(863.3)	(703.4)
	$1,834.5	$1,690.7
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
At June 30, 2018, the Company’s derivative instruments consisted of:
Not designated as hedging instruments under ASC Topic 815

•	Commodity and energy futures and option contracts which relate to inputs that generally will be utilized within the next year;

•	foreign currency forward contracts maturing within the next year that have the effect of hedging currency fluctuations between the Euro and the U.S. Dollar;

•
a pay-fixed, receive-variable interest rate swap maturing in May 2021 that requires monthly settlements and has the effect of hedging interest payments on debt expected to be issued but not yet priced; and

•
rate-lock interest rate swaps that require five lump sum settlements with the first settlement occurring in July 2019 and the last in July 2021 and have the effect of hedging interest payments on debt expected to be issued but not yet priced.

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

As of January 1, 2018, the Company changed the designation of its foreign currency forward contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the new designation, the Company reclassified gains previously recorded in accumulated OCI of $1.8, of which $1.3 was reclassified to “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2018 and $0.5 was reclassified to “Property, net” on the Condensed Consolidated Balance Sheet as of June 30, 2018.
The following table shows the notional amounts of derivative instruments held.

	June 30, 2018	September 30, 2017
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$63.3	$53.8
Energy contracts	24.5	25.6
Foreign exchange contracts - Forward contracts	11.9	20.9
Interest rate swap	75.0	76.1
Interest rate swaps - Rate-lock swaps	1,649.3	1,649.3
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	662.9	448.7
Interest rate swap	1,000.0	1,000.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments as of June 30, 2018 and September 30, 2017, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$2.7	$0.5	$—	$—
Energy contracts	Prepaid expenses and other current assets	5.1	3.8	—	—
Commodity contracts	Other assets	1.0	—	—	—
Energy contracts	Other assets	1.0	—	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	1.2	1.3	1.0	1.1
Foreign exchange contracts	Other assets	16.2	0.3	16.2	0.3
Interest rate swaps	Prepaid expenses and other current assets	5.2	—	5.2	—
Interest rate swaps	Other assets	25.7	—	25.7	—
		$58.1	$5.9	$48.1	$1.4

Liability Derivatives:
Commodity contracts	Other current liabilities	$2.5	$1.9	$—	$—
Energy contracts	Other current liabilities	0.4	0.3	—	—
Foreign exchange contracts	Other current liabilities	1.5	1.5	1.5	1.5
Foreign exchange contracts	Other liabilities	23.9	23.6	23.9	23.6
Interest rate swaps	Other current liabilities	0.7	50.9	—	0.7
Interest rate swaps	Other liabilities	139.2	165.3	—	4.2
		$168.2	$243.5	$25.4	$30.0

The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2018	2017
Commodity contracts	Cost of goods sold	$5.0	$(6.9)
Energy contracts	Cost of goods sold	(2.6)	1.5
Foreign exchange contracts	Selling, general and administrative expenses	1.1	0.8
Foreign exchange contracts	Other (income) expense, net	—	14.7
Interest rate swaps	Other (income) expense, net	(17.2)	30.5

Derivatives Designated as Hedging Instruments	(Gain) Loss Recognized in OCI		(Gain) Loss Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2018	2017	2018	2017
Foreign exchange contracts	$—	$(0.9)	$—	$—	Selling, general and administrative expenses
Interest rate swaps	(7.5)	3.6	(1.1)	0.3	Interest expense, net
Cross-currency swaps	(45.5)	—	—	—	Other (income) expense, net
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2018	2017
Commodity contracts	Cost of goods sold	$0.3	$(3.5)
Energy contracts	Cost of goods sold	(5.5)	1.8
Foreign exchange contracts	Selling, general and administrative expenses	1.3	0.9
Foreign exchange contracts	Other (income) expense, net	—	14.7
Interest rate swaps	Other (income) expense, net	(70.4)	(115.0)

Derivatives Designated as Hedging Instruments	(Gain) Loss Recognized in OCI		(Gain) Loss Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2018	2017	2018	2017
Foreign exchange contracts	$(0.2)	$(0.9)	$(1.3)	$—	Selling, general and administrative expenses
Interest rate swaps	(37.1)	3.6	(1.3)	0.3	Interest expense, net
Cross-currency swaps	(19.6)	—	—	—	Other (income) expense, net
Accumulated OCI included a $35.7 net gain on hedging instruments before taxes ($26.7 after taxes) at June 30, 2018, compared to a $18.1 net loss before taxes ($11.2 after taxes) at September 30, 2017. Approximately $5.2 of the net hedging gains reported in accumulated OCI at June 30, 2018 are expected to be reclassified into earnings within the next 12 months. For gains or losses associated with interest rate swaps, the reclassification will occur over the term of the related debt. Reclassification of gains and losses reported in accumulated OCI related to the cross-currency swaps will only occur in the event all United Kingdom-based operations are liquidated.
At June 30, 2018 and September 30, 2017, the Company had pledged collateral of $4.7 and $2.9, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	June 30, 2018			September 30, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$42.2	$42.2	$—	$15.4	$15.4	$—
Derivative assets	58.1	—	58.1	5.9	—	5.9
	$100.3	$42.2	$58.1	$21.3	$15.4	$5.9
Liabilities:
Deferred compensation liabilities	$49.8	$—	$49.8	$22.5	$—	$22.5
Derivative liabilities	168.2	—	168.2	243.5	—	243.5
	$218.0	$—	$218.0	$266.0	$—	$266.0
The deferred compensation investments are primarily invested in mutual funds and the fair value is measured using the market approach. These investments are in the same funds or funds that employ a similar investment strategy and purchased in substantially the same amounts as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. In connection with the acquisition of Bob Evans (see Note 3), the Company expects to pay $24.7 related to the termination of Bob Evans’ deferred compensation plans within the next 12 months.
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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. Based on current market rates, the fair value of the Company’s debt (Level 2) was $7,063.1 and $7,343.4 as of June 30, 2018 and September 30, 2017, respectively.
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
The case involved three types of plaintiffs: (1) a nationwide class of direct purchasers of shell eggs (“direct purchaser class”); (2) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (3) indirect purchasers of shell eggs (“indirect purchaser plaintiffs”).
Resolution of claims: (1) In December 2016, Michael Foods settled all claims asserted against it by the direct purchaser class for a payment of $75.0, which was approved by the district court on December 21, 2017; (2) Michael Foods settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms on January 19, 2017; and (3) in June

2018, Michael Foods settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms. Michael Foods has at all times denied liability in this matter, and no settlement contains any admission of liability by Michael Foods.
Remaining portion of the case: Michael Foods remains a defendant only with respect to claims that seek damages based on purchases of egg products by opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants have sought leave to file a motion for summary judgment dismissing these claims and a decision is pending.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the Michael Foods settlements described above, the remaining portion of the case could still result in a material adverse outcome. At this time, however, the Company does not believe it is possible to estimate any loss in connection with the remaining portion of the egg antitrust litigation. Accordingly, the Company cannot predict what impact, if any, this remaining matter and any results from such matter could have on the Company’s future results of operations or cash flows.
Related to these settlements, the Company expensed $0.3 and $2.3 during the three and nine months ended June 30, 2018, respectively, and $74.5 during the nine months ended June 30, 2017. These costs are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. There were no accruals for these matters at June 30, 2018 or September 30, 2017. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
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
At June 30, 2018, the Company had an accrual of $262.1 included in “Other liabilities” on the Condensed Consolidated Balance Sheet for these matters, which is the number of shares of Bob Evans common stock for which former Bob Evans stockholders have demanded appraisal and have not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus statutory interest (see Note 3). There were no accruals for these matters at September 30, 2017. While the Company believes its accrual for these matters is appropriate, the final amounts required to resolve such matters could differ materially and the Company’s results of operations and cash flows could be materially affected. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the Company’s future results of operations or cash flows.
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
Leases
Historically, Bob Evans guaranteed certain payment and performance obligations associated with the leases for 143 properties (the "Guarantee") leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantee remained in effect following the Company’s acquisition of Bob Evans. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantee. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to June 30, 2018, the maximum amount the Company may be required to pay is equal to the annual rent amount, for the remainder of the lease terms. The current annual rent on these leases is $13.3 and will increase up to 1.5% annually based on indexed inflation. The lease terms extend for approximately 18 years from June 30, 2018, and the Guarantee would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under the Guarantee, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. The Bob Evans Restaurant Business continues to meet its obligations under these leases and there have been no events that would indicate the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantee is immaterial as of June 30, 2018.
NOTE 15 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	June 30, 2018	September 30, 2017
5.625% Senior Notes maturing January 2028	$963.4	$—
5.50% Senior Notes maturing March 2025	1,000.0	1,000.0
5.75% Senior Notes maturing March 2027	1,326.3	1,500.0
5.00% Senior Notes maturing August 2026	1,714.3	1,750.0
8.00% Senior Notes maturing July 2025	122.2	137.5
6.00% Senior Notes maturing December 2022	—	630.0
Term Loan	2,178.0	2,194.5
Capital leases	0.2	0.2
	$7,304.4	$7,212.2
Less: Current portion of long-term debt	(28.6)	(22.1)
Debt issuance costs, net	(73.8)	(81.8)
Plus: Unamortized premium	33.8	40.8
Total long-term debt	$7,235.8	$7,149.1
Senior Notes
On December 1, 2017, the Company issued $1,000.0 principal value of 5.625% senior notes due in January 2028. The 5.625% senior notes were issued at par and the Company received $990.6 after paying investment banking and other fees of $9.4, which are being deferred and amortized to interest expense over the term of the notes. Interest payments on the 5.625% senior notes are due semi-annually each January 15 and July 15. With the net proceeds received from this issuance, the Company repaid the $630.0 principal value of the 6.00% senior notes due in December 2022. In connection with the early repayment of these notes, the Company recorded expense of $37.3 in the first quarter of fiscal 2018, which is included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations. This loss included a premium of $30.8 and debt issuance costs write-offs of $6.5. The remaining proceeds were used to fund a portion of the consideration paid for the Bob Evans acquisition which was completed on January 12, 2018 (see Note 3).
During the three and nine months ended June 30, 2018, the Company repurchased and retired principal value of outstanding debt totaling $149.3 and $261.3, respectively, consisting of portions of the 5.625% senior notes due in January 2028, the 5.75% senior notes due in March 2027, the 5.00% senior notes due in August 2026 and the 8.00% senior notes due in July 2025. In connection with the early repurchase and retirement of these notes, the Company recorded net gains of $6.1 and $7.1 in the three and nine months ended June 30, 2018, respectively, which are included included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations. In the three months ended June 30, 2018, the net gain included gains realized on debt repurchased at a discount of $6.0 and write-offs of unamortized debt premium of $1.9, partially offset by debt issuance costs write-offs of $1.6 and premiums paid of $0.2. In the nine months ended June 30, 2018, the net gain included gains realized on debt repurchased at a discount of $7.3 and write-offs of unamortized debt premium of $4.6, partially offset by debt issuance costs write-offs of $2.8 and premiums paid of $2.0. The repurchases of an additional $6.5 principal value of the 5.625% senior notes due in January 2028 and the 5.00% senior notes due in August 2026 were initiated in June 2018 but were not settled until July 2018, and as such, the amount was reclassified to “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet at June 30, 2018.

Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement (as further amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The issuance of letters of credit is available under the Credit Agreement in an aggregate amount of up to $50.0. The Revolving Credit Facility has outstanding letters of credit of $17.3 which reduced the available borrowing capacity under the Credit Agreement to $782.7 at June 30, 2018.
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
The Credit Agreement contains a financial covenant requiring the Company to maintain a senior secured leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of June 30, 2018, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, indebtedness in excess of $75.0, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $75.0, attachments issued against a material part of the Company’s property, change in control, the invalidity of any loan document, the failure of the collateral documents to create a valid and perfected first priority lien and certain Employee Retirement Income Security Act of 1974 events. Upon the occurrence of an event of default, the maturity of the loans under the Credit Agreement may be accelerated and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees for the Company’s obligations under the Credit Agreement.
The Credit Agreement also permits the Company to incur additional unsecured debt if, among other conditions, the pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of June 30, 2018, the pro forma consolidated interest coverage ratio exceeded this threshold.
Term Loan
On May 24, 2017, the Company entered into a Joinder Agreement No. 1 to the Credit Agreement (“Joinder No. 1”). Joinder No.1 provided for an incremental term loan of $1,200.0 (the “Joinder No. 1 Term Loan”) under the Credit Agreement. On June 29, 2017, the Company entered into a Joinder Agreement No. 2 to the Credit Agreement (“Joinder No. 2”). Joinder No. 2 provided for an incremental term loan of $1,000.0 (the “Joinder No. 2 Term Loan”) under the Credit Agreement. The Joinder No. 2 Term Loan was combined with the outstanding amounts under the Joinder No.1 Term Loan (collectively the “Term Loan”). On March 8, 2018, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”). Under the Second Amendment, the interest rate margin for the Term Loan was reduced by 25 basis points such that a Eurodollar Rate Loan accrues interest at the Eurodollar Rate plus 2.00% per annum, and a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such terms are defined in the Credit Agreement). The maturity date for the Term Loan remains May 24, 2024, and all other material provisions of the Credit Agreement remain unchanged. In connection with the Second Amendment, the Company recorded a write-off of debt issuance costs and other expenses of $1.3, which is included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations in the nine months ended June 30, 2018.

NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the United States, the United Kingdom and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance). Amounts for the Canadian plans are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. During the nine months ended June 30, 2018, the Company made an accelerated pension funding contribution of $29.6 to its qualified defined benefit plans in the United States.
The following tables provide the components of net periodic benefit cost (gain) for the pension plans.

	North America
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost (gain)
Service cost	$1.1	$1.0	$3.2	$3.0
Interest cost	0.9	0.6	2.7	1.7
Expected return on plan assets	(1.1)	(0.8)	(3.3)	(2.3)
Recognized net actuarial loss	0.3	0.4	0.9	1.2
Recognized prior service cost	—	0.1	—	0.2
Net periodic benefit cost	$1.2	$1.3	$3.5	$3.8

	Other International
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost (gain)
Service cost	$1.7	$—	$5.1	$—
Interest cost	5.0	—	14.9	—
Expected return on plan assets	(8.1)	—	(24.1)	—
Net periodic benefit gain	$(1.4)	$—	$(4.1)	$—

The following table provides the components of net periodic benefit cost (gain) for the North American other postretirement benefit plans.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost (gain)
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	0.6	0.5	1.6	1.5
Recognized net actuarial loss	0.1	0.2	0.2	0.5
Recognized prior service credit	(1.2)	(1.2)	(3.5)	(3.6)
Net periodic benefit gain	$(0.4)	$(0.3)	$(1.3)	$(1.1)

NOTE 17 — SHAREHOLDERS’ EQUITY
Stock Repurchases
In the three months ended June 30, 2018, the Company repurchased 1.1 shares of its common stock at an average share price of $77.30 for a total cost of $79.9, including broker’s commissions. In the nine months ended June 30, 2018, the Company repurchased 2.9 shares of its common stock at an average share price of $76.21 for a total cost of $218.7, including broker’s commissions. In the three months ended June 30, 2017, the Company repurchased 2.2 shares of its common stock at an average share price of $81.92 for a total cost of $180.7, including broker’s commissions. In the nine months ended June 30, 2017, the Company repurchased 3.9 shares of its common stock at an average share price of $79.45 for a total cost of $313.8, including broker’s commissions. The repurchases were recorded as “Treasury stock, at cost” on the Condensed Consolidated Balance Sheets and as “Purchases of treasury stock” on the Condensed Consolidated Statements of Cash Flows.
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
NOTE 18 — SEGMENTS
During the second quarter of fiscal 2018, the Company reorganized its reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At June 30, 2018, the Company’s reportable segments were as follows:

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
All fiscal 2018 and 2017 segment results reported herein have been reclassified to conform with the June 30, 2018 presentation.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Sales
Post Consumer Brands	$466.4	$427.3	$1,360.7	$1,279.0
Weetabix	107.1	—	315.8	—
Refrigerated Food	613.1	464.5	1,723.7	1,395.8
Active Nutrition	216.4	188.7	607.6	519.9
Private Brands	209.1	192.3	628.1	585.9
Eliminations	(4.0)	(0.7)	(8.6)	(3.3)
Total	$1,608.1	$1,272.1	$4,627.3	$3,777.3
Segment Profit
Post Consumer Brands	$83.3	$96.9	$244.6	$268.6
Weetabix	26.1	—	58.6	—
Refrigerated Food	56.5	41.2	188.3	55.3
Active Nutrition	40.2	28.0	86.1	74.1
Private Brands	12.7	13.1	43.8	41.2
Total segment profit	218.8	179.2	621.4	439.2
General corporate expenses (income) and other	31.0	(11.3)	104.8	35.0
Interest expense, net	98.9	76.5	288.2	229.6
(Gain) loss on extinguishment of debt, net	(6.1)	160.4	31.5	222.9
Other (income) expense, net	(17.2)	45.2	(70.4)	(100.3)
Earnings (loss) before income taxes	$112.2	$(91.6)	$267.3	$52.0
Depreciation and amortization
Post Consumer Brands	$31.3	$27.4	$93.1	$81.5
Weetabix	9.5	—	29.3	—
Refrigerated Food	44.5	31.2	117.2	93.7
Active Nutrition	6.5	6.3	19.4	18.8
Private Brands	11.8	12.0	36.9	36.2
Total segment depreciation and amortization	103.6	76.9	295.9	230.2
Corporate and accelerated depreciation	2.1	0.9	4.9	2.7
Total	$105.7	$77.8	$300.8	$232.9

Assets			June 30, 2018	September 30, 2017
Post Consumer Brands			$3,397.7	$3,440.5
Weetabix			2,009.3	2,048.9
Refrigerated Food			5,101.9	3,176.0
Active Nutrition			552.3	581.3
Private Brands			1,057.5	1,054.9
Corporate			403.4	1,575.2
Total			$12,522.1	$11,876.8

NOTE 19 — SUBSEQUENT EVENT
On August 2, 2018, Post, together with its subsidiary, 8th Avenue Food & Provisions, Inc. (“8th Avenue”), entered into a Transaction Agreement (the “Transaction Agreement”) with THL Equity Fund VIII Investors (PB), LLC, an affiliate of Thomas H. Lee Partners, L.P. (“THL”), in which Post and THL will separately capitalize 8th Avenue. Upon the closing of the transactions contemplated by the Transaction Agreement, 8th Avenue will become the holding company for Post’s private brands business, reported herein as Post’s Private Brands segment, and Post is expected to receive total proceeds of $875.0, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. Post’s proceeds will consist of (i) $250.0 from THL and $625.0 from a committed senior increasing rate bridge loan (the “Bridge Loan”), which is expected to be funded not less than seven days prior to the closing of the transactions. Post anticipates that 8th Avenue will refinance the Bridge Loan promptly following the closing of the transactions with proceeds of a permanent debt financing. Pursuant to the transactions, THL will receive 2.5 shares of 8th Avenue preferred stock with an 11% cumulative, quarterly compounding dividend and $100.00 per share liquidation value and 39.5% of the common equity in 8th Avenue. The transactions are expected to be completed in October 2018, subject to certain closing conditions, including the expiration of waiting periods under antitrust laws.

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
Segment Reorganization
During the second quarter of fiscal 2018, we reorganized our reportable segments in accordance with Accounting Standards Codification Topic 280, “Segment Reporting.” At June 30, 2018, our reportable segments were as follows:

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
All fiscal 2018 and 2017 segment results reported herein have been reclassified to conform with the June 30, 2018 presentation.
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

Due to the level of integration within existing businesses, certain discrete financial data for businesses acquired in fiscal 2018 and 2017 is not available for the three and nine months ended June 30, 2018.

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$1,608.1	$1,272.1	$336.0	26%	$4,627.3	$3,777.3	$850.0	23%

Operating Profit	$187.8	$190.5	$(2.7)	(1)%	$516.6	$404.2	$112.4	28%
Interest expense, net	98.9	76.5	(22.4)	(29)%	288.2	229.6	(58.6)	(26)%
(Gain) loss on extinguishment of debt, net	(6.1)	160.4	166.5	104%	31.5	222.9	191.4	86%
Other (income) expense, net	(17.2)	45.2	62.4	138%	(70.4)	(100.3)	(29.9)	(30)%
Income tax expense (benefit)	15.4	(32.2)	(47.6)	(148)%	(216.5)	11.7	228.2	1,950%
Less: Net earnings attributable to noncontrolling interest	0.3	—	(0.3)	n/a	0.9	—	(0.9)	n/a
Net Earnings (Loss)	$96.5	$(59.4)	$155.9	262%	$482.9	$40.3	$442.6	1,098%
Net Sales
Net sales increased $336.0 million, or 26%, during the three months ended June 30, 2018, and increased $850.0 million, or 23%, during the nine months ended June 30, 2018, compared to the corresponding periods in the prior year. These increases were primarily due to the inclusion of incremental contributions from our current year acquisition of Bob Evans and our prior year acquisition of the Weetabix Group, combined with net sales growth in all of our segments for the three and nine months ended June 30, 2018. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $2.7 million, or 1%, during the three months ended June 30, 2018, and increased $112.4 million, or 28%, during the nine months ended June 30, 2018, compared to the corresponding periods in the prior year. Operating profit was negatively impacted by provisions for legal settlements of $0.3 million and $11.3 million in the three and nine months ended June 30, 2018, respectively, and $73.6 million in the nine months ended June 30, 2017. Additionally, operating profit was positively impacted by net foreign currency gains of $33.5 million in the three and nine months ended June 30, 2017 related to cash held in Pounds Sterling to fund the prior year acquisition of the Weetabix Group. Excluding these impacts, operating profit increased $31.1 million, or 20%, in the three months ended June 30, 2018 and increased $83.6 million, or 19%, in the nine months ended June 30, 2018. These increases were primarily due to the inclusion of incremental segment profit contribution from our current year acquisition of Bob Evans and our prior year acquisition of the Weetabix Group, as well as increased segment profit within our Refrigerated Food and Active Nutrition segments. Additionally, in the nine months ended June 30, 2018, our Private Brands segment had increased segment profit. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense increased $22.4 million, or 29%, during the three months ended June 30, 2018, compared to the corresponding period in the prior year. This increase was primarily due to an increase in the principal amount of our outstanding debt. Additionally, with respect to the amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands, we recorded $4.7 million of interest expense in the three months ended June 30, 2018 (See Note 3 within the “Notes to Condensed Consolidated Financial Statements”). For additional information on our debt, refer to Note 15 within the “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Interest expense increased $58.6 million, or 26%, during the nine months ended June 30, 2018, compared to the corresponding period in the prior year. This increase was primarily due to an increase in the principal amount of our outstanding debt, partially offset by a decrease in the weighted-average interest rate on our total outstanding debt which was 5.0% and 5.9% for the nine months ended June 30, 2018 and 2017, respectively. Additionally, with respect to the amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands, we recorded $8.5 million of interest expense in the nine months ended June 30, 2018 (See Note 3 within the “Notes to Condensed Consolidated Financial Statements”). For additional information on our debt, refer to Note 15 within the “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.

(Gain) Loss on Extinguishment of Debt, Net
During the three months ended June 30, 2018, we recognized a net gain of $6.1 million related to the extinguishment of portions of the principal balances of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027, 5.00% senior notes due in August 2026 and 8.00% senior notes due in July 2025. The net gain included gains realized on debt repurchased at a discount of $6.0 million and write-offs of unamortized debt premium of $1.9 million, partially offset by debt issuance costs write-offs of $1.6 million and premiums paid of $0.2 million.
During the nine months ended June 30, 2018, we recognized a net loss of $31.5 million related to the extinguishment of the principal balance of our 6.00% senior notes due in December 2022, portions of the principal balances of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027, 5.00% senior notes due in August 2026 and 8.00% senior notes due in July 2025 and the amendment of our term loan. The net loss included premiums paid of $32.8 million and debt issuance costs write-offs and other expenses of $10.6 million, partially offset by the write-off of an unamortized debt premium of $4.6 million and gains realized on debt repurchased at a discount of $7.3 million.
During the three months ended June 30, 2017, we recognized a loss of $160.4 million related to the extinguishment of the entire remaining principal balance of our 7.75% senior notes due in March 2024 and a portion of the principal balance of our 8.00% senior notes due in July 2025. The loss included tender premiums of $151.9 million and debt issuance costs write-offs of $8.5 million.
During the nine months ended June 30, 2017, we recognized a loss of $222.9 million related to the extinguishment of the entire remaining principal balances of our 7.75% senior notes due in March 2024, 7.375% senior notes due in February 2022 and 6.75% senior notes due in December 2021 and a portion of the principal balance of our 8.00% senior notes due in July 2025. The loss included tender premiums of $219.8 million and debt issuance costs write-offs of $18.6 million, partially offset by $15.5 million of write-offs for unamortized debt premium. For additional information on our debt, refer to Note 15 within the “Notes to Condensed Consolidated Financial Statements.”
Other (Income) Expense, net
During the three months ended June 30, 2018, we recognized net gains of $17.2 million on our interest rate swaps, compared to net losses of $45.2 million in the three months ended June 30, 2017, on our interest rate swaps and cross-currency foreign exchange contracts. These amounts consist of non-cash mark-to-market adjustments as well as cash settlements. During the three months ended June 30, 2018, we recognized non-cash mark-to-market gains of $17.4 million, which were offset by cash settlements of $0.2 million. During the three months ended June 30, 2017, we recognized non-cash mark-to-market losses of $44.8 million, which were offset by cash settlements on our interest rate swaps of $0.4 million.
During the nine months ended June 30, 2018, we recognized net gains of $70.4 million on our interest rate swaps, compared to net gains in the nine months ended June 30, 2017 of $100.3 million on our interest rate swaps and cross-currency foreign exchange contracts. These amounts consist of non-cash mark-to-market adjustments as well as cash settlements. During the nine months ended June 30, 2018, we recognized non-cash mark-to-market gains of $71.4 million, which were offset by cash settlements of $1.0 million. During the nine months ended June 30, 2017, we recognized non-cash mark-to-market gains of $101.8 million, which were offset by cash settlements on our interest rate swaps of $1.5 million. For additional information on our interest rate swaps, refer to Note 12 within the “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Taxes
Our effective income tax rate was 13.7% and (81.0)% for the three and nine months ended June 30, 2018, respectively, and 35.2% and 22.5% for the three and nine months ended June 30, 2017, respectively.
In the three and nine months ended June 30, 2018, our effective income tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The United States Securities and Exchange Commission (the “SEC”) issued interpretive guidance regarding the Tax Act which was codified by Accounting Standards Update (“ASU”) 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” in March 2018. The Tax Act resulted in significant impacts to our accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017, and before January 1, 2023. The Tax Act enacts a new U.S. federal corporate income tax rate of 21% that will fully go into effect for our fiscal 2019 tax year and is prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our current tax year. This proration results in a blended U.S. federal income tax rate of 24.5% for fiscal 2018. At the time these financial statements were issued, we had not completed the accounting for the tax effects related to the enactment of the Tax Act. However, provisional estimates were made in the following instances: (i) we remeasured our existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $283.1 million and (ii) we calculated the one-time transition tax and recorded provisional tax expense of $7.1 million. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed throughout the year as assets are placed in service. Included in (i) above are tax benefit adjustments of $10.7 million and $12.4 million recorded in the three and nine months ended June 30, 2018, respectively, to further refine the remeasurement estimate made in the first quarter of fiscal 2018 of our existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods and to reflect deferred taxes recognized in fiscal 2017.
The changes included in the Tax Act are broad and complex, and as such, the final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in current accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts resulting from changes to current year earnings estimates and foreign exchange rates. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by December 31, 2018.
In the three and nine months ended June 30, 2017, our effective income tax rate was impacted by retrospective reclassifications of $0.1 million and $6.2 million, respectively, of income tax benefits to “Income tax expense (benefit)” in the Condensed Consolidated Statements of Operations related to the adoption of ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (see Note 1 within the “Notes to Condensed Consolidated Financial Statements”).
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property and intangible assets, facility closure related costs, restructuring expenses, (gains)/losses on assets held for sale, (gains)/losses on sale of facilities and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$466.4	$427.3	$39.1	9%	$1,360.7	$1,279.0	$81.7	6%
Segment Profit	$83.3	$96.9	$(13.6)	(14)%	$244.6	$268.6	$(24.0)	(9)%
Segment Profit Margin	18%	23%			18%	21%
Net sales for the Post Consumer Brands segment increased $39.1 million, or 9%, for the three months ended June 30, 2018, primarily due to the inclusion of net sales from Weetabix NA, which was acquired in July 2017. Excluding this impact, net sales increased 3%. This increase was driven by 2% higher volumes as well as higher average net selling prices. Volume increases were primarily due to gains in licensed products, driven by new product introductions and expanded distribution, as well as increases in governmental bid business. These increases were partially offset by decreases in Honey Bunches of Oats, Malt-O-Meal bags, kid and adult classic brands, private label RTE cereal and comanufacturing. Average net selling prices increased primarily due to a favorable product mix, partially offset by higher trade spending which included increased slotting fees related to new product introductions.
Net sales for the Post Consumer Brands segment increased $81.7 million, or 6%, for the nine months ended June 30, 2018, primarily due to the inclusion of net sales from Weetabix NA. Excluding this impact, net sales were flat, primarily driven by 1% higher volumes, offset by lower average net selling prices. Volume increases were primarily due to gains in licensed products, driven by new product introductions and expanded distribution, governmental bid business and private label RTE cereal. These increases were partially offset by declines in Honey Bunches of Oats, Malt-O-Meal bags, kid and adult classic brands and comanufacturing. The decrease in average net selling prices was driven by higher trade spending which included increased slotting fees related to new product introductions, combined with an unfavorable product mix.
Segment profit for the three months ended June 30, 2018, decreased $13.6 million, or 14%, as compared to the prior year. The decrease in segment profit was primarily due to unfavorable manufacturing costs of $20.6 million, in part due to higher than expected conversion costs associated with new product introductions which are expected to improve in future periods, as well as unplanned downtime at two of our facilities which is not expected to be recurring. Segment profit was also negatively impacted by higher raw material costs of $3.8 million and higher freight costs of $4.4 million (excluding volume-driven increases). These negative impacts were partially offset by higher net sales, as previously discussed, lower advertising and consumer spending of $7.9 million and lower employee-related costs.
Segment profit for the nine months ended June 30, 2018, decreased $24.0 million, or 9%, as compared to the prior year. This decrease was driven by lower net selling prices, as previously discussed, higher freight costs of $10.2 million (excluding volume-driven increases), higher manufacturing costs of $8.0 million, higher raw materials costs of $5.5 million and higher integration costs of $1.1 million. These negative impacts were partially offset by lower advertising and consumer spending of $5.0 million and lower employee-related costs during the nine months ended June 30, 2018 as compared to the prior year.
Weetabix

dollars in millions	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Net Sales	$107.1	$315.8
Segment Profit	$26.1	$58.6
Segment Profit Margin	24%	19%
For the three months ended June 30, 2018, the Weetabix segment contributed $107.1 million of net sales and $26.1 million of segment profit. Volumes declined as compared to the same period (pre-acquisition) in the prior year, driven by decreased branded RTE cereal and on-the-go drink product volumes, partially offset by increased private label RTE cereal volumes. Net sales benefited from higher average net selling prices and a favorable foreign exchange translation rate compared to the prior year period. The increase in average net selling prices was driven by reduced trade spending, partially offset by an unfavorable product mix. Segment profit was positively impacted in the current year by favorable manufacturing costs and reduced advertising and consumer spending, partially offset by decreased volumes and an unfavorable product mix, as previously discussed, and higher depreciation and amortization expense resulting from acquisition-related valuation adjustments.
For the nine months ended June 30, 2018, the Weetabix segment contributed $315.8 million of net sales and $58.6 million of segment profit. Volumes declined compared to the same period (pre-acquisition) in the prior year, primarily due to lower branded RTE cereal and on-the-go drink product volumes, partially offset by increased private label RTE cereal volumes. Net sales benefited from higher average net selling prices and a favorable foreign exchange translation rate compared to the prior year period. The increase in average net selling prices was driven by reduced trade spending, partially offset by an unfavorable product mix. Segment profit was negatively impacted in the current year by decreased volumes and an unfavorable product mix, as previously discussed, and an unfavorable sales mix as well as inventory write-offs, integration costs and higher depreciation and amortization expense resulting from acquisition-related valuation adjustments.
Refrigerated Food

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$613.1	$464.5	$148.6	32%	$1,723.7	$1,395.8	$327.9	23%
Segment Profit	$56.5	$41.2	$15.3	37%	$188.3	$55.3	$133.0	241%
Segment Profit Margin	9%	9%			11%	4%
Net sales for the Refrigerated Food segment increased $148.6 million, or 32%, for the three months ended June 30, 2018, primarily due to the inclusion of net sales contributed by Bob Evans, which was acquired on January 12, 2018. Excluding this impact, net sales increased $36.6 million, or 8%. Egg product sales were up $35.6 million, or 10%, with volume up 5%, due to increased volumes in the foodservice channel and higher average net selling prices resulting from higher market-based egg prices and a favorable sales mix. Refrigerated potato product sales were up $1.8 million, or 4%, with volume up 2%, due to volume gains in the foodservice channel, partially offset by declines in the retail channel. Cheese and other dairy case products sales were down $0.8 million, or 1%, with volume down 6%, primarily due to branded cheese distribution losses. Compared to the prior year (pre-acquisition) period, sales for our Bob Evans business were up, driven by volume gains in refrigerated side dishes, partially offset by decreased sausage volumes, as well as the inclusion of incremental contribution from a prior year acquisition.
Net sales for the Refrigerated Food segment increased $327.9 million, or 23%, for the nine months ended June 30, 2018, primarily due to the inclusion of net sales from Bob Evans. Excluding this impact, net sales increased $108.3 million, or 8%. Egg product sales were up $104.1 million, or 10%, with volume up 5%, due to increased volumes in the foodservice channel combined with higher average net selling prices resulting from higher market-based egg prices and improved product mix. Refrigerated potato product sales were up $13.2 million, or 9%, with volume up 8%, due to volume gains in both the foodservice and retail channels. Cheese and other dairy case products sales were down $9.0 million, or 5%, with volume down 7%, primarily due to branded cheese distribution losses. Compared to the prior year (pre-acquisition) period, sales for our Bob Evans business were up, driven by increased refrigerated side dishes and sausage volumes, as well as the inclusion of incremental contribution from a prior year acquisition.
Segment profit increased $15.3 million, or 37%, for the three months ended June 30, 2018, as compared to the prior year period. Segment profit was impacted in the current year period by operating profit of $9.9 million attributable to Bob Evans, as well as a provision for legal settlement of $0.3 million. Excluding these impacts, segment profit increased $5.7 million, or 14%, primarily due to increased volumes and higher average net selling prices, as previously discussed, partially offset by increased raw material costs and higher freight costs of $4.7 million (excluding volume-driven increases). Additionally, segment profit was negatively impacted by repair and clean-up expenses, lost revenue and corresponding lost margin related to modest service level issues resulting from a fire and municipal water boil order at two precooked egg facilities. The total negative impact on segment profit for these items was $3.5 million in the three months ended June 30, 2018. Segment profit for our Refrigerated Foods segment was also negatively impacted in the three months ended June 30, 2018 by integration costs of $1.5 million.
Segment profit increased $133.0 million, or 241%, for the nine months ended June 30, 2018. Segment profit was impacted in the current year period by a provision for legal settlement of $2.3 million, as well as operating profit of $9.0 million attributable to Bob Evans. Segment profit was impacted in the prior year period by a provision for legal settlement of $74.5 million. Excluding these impacts, segment profit increased $51.8 million, or 40%, primarily due to increased volumes and higher average net selling prices, as previously discussed, partially offset by higher freight costs of $12.6 million (excluding volume-driven increases), increased employee-related expenses and higher integration costs of $4.3 million. Additionally, segment profit was negatively impacted by repair and clean-up expenses, lost revenue and corresponding lost margin related to modest service level issues resulting from a fire and municipal water boil order at two precooked egg facilities. The total negative impact on segment profit for these items was $3.5 million in the nine months ended June 30, 2018. Segment profit for our Bob Evans business was negatively impacted in the nine months ended June 30, 2018, by integration costs of $7.1 million, an acquisition accounting-related inventory valuation adjustment of $4.8 million and acquisition-related costs of $2.5 million. Excluding these impacts, Bob Evans contributed $23.4 million to segment profit for the nine months ended June 30, 2018.
Active Nutrition

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$216.4	$188.7	$27.7	15%	$607.6	$519.9	$87.7	17%
Segment Profit	$40.2	$28.0	$12.2	44%	$86.1	$74.1	$12.0	16%
Segment Profit Margin	19%	15%			14%	14%
Net sales for the Active Nutrition segment increased $27.7 million, or 15%, for the three months ended June 30, 2018, primarily attributable to a 25% increase in protein shake and other ready-to-drink product volumes, partially offset by increased trade spending. The increase in protein shake and other ready-to-drink volumes was driven by increased consumption and distribution of shakes, as well as new product introductions. Volumes were down 10% for powders, primarily due to weakness in the domestic specialty channel, and 25% for bars, primarily due to lost distribution.
Net sales for the Active Nutrition segment increased $87.7 million, or 17%, for the nine months ended June 30, 2018, primarily attributable to protein shake and other ready-to-drink product volumes, which were up 29%, driven by increased consumption and distribution of shakes, as well as new product introductions. Volumes were down 9% for powders, primarily due to weakness in the domestic specialty channel, and 22% for bars, primarily due to lost distribution. Average net selling prices for the Active Nutrition segment were down primarily due to targeted price reductions and higher trade spending in the nine months ended June 30, 2018, as compared to the prior year period.
Segment profit increased $12.2 million, or 44%, for the three months ended June 30, 2018. This increase was driven by higher volumes, as previously discussed, and lower advertising and consumer spending of $3.7 million, partially offset by unfavorable raw material costs of $1.7 million and increased freight costs of $1.4 million (excluding volume-driven increases).
Segment profit increased $12.0 million, or 16%, for the nine months ended June 30, 2018. Segment profit in the nine months ended June 30, 2018, was impacted by a litigation settlement accrual of $9.0 million. Excluding this impact, segment profit increased $21.0 million, or 28%. This increase was driven by higher volumes, as previously discussed, lower advertising and consumer spending of $5.8 million and favorable manufacturing costs, partially offset by unfavorable raw material costs of $8.2 million, increased freight costs of $5.3 million (excluding volume-driven increases) and increased employee-related expenses to support growth.

Private Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$209.1	$192.3	$16.8	9%	$628.1	$585.9	$42.2	7%
Segment Profit	$12.7	$13.1	$(0.4)	(3)%	$43.8	$41.2	$2.6	6%
Segment Profit Margin	6%	7%			7%	7%
Net sales for the Private Brands segment increased $16.8 million, or 9%, for the three months ended June 30, 2018. Nut butter sales increased 3%, with volume up 1%. Volume increases were primarily due to increases in tree-nut butter and traditional peanut butter, partially offset by decreases in roasting and granulation and organic peanut butter. Fruit and nut sales increased 58%, with volume up 46%, primarily due to retail distribution gains. Cereal and granola sales (excluding sales to the Post Consumer Brands segment) decreased 11%, with volume down 7%. Pasta sales decreased 1%, with volume down 2%, primarily due to declines in the food ingredient channel, partially offset by an increase in foodservice and comanufacturing volumes. The impact of lower volume was partially offset by increased average net selling prices as higher raw material costs were passed through to customers.
Net sales for the Private Brands segment increased $42.2 million, or 7%, for the nine months ended June 30, 2018. Nut butter sales increased 6%, with volume up 1%, primarily due to an increase in average net selling prices of conventional peanut butter as higher raw material costs were passed through to customers, as well as a favorable sales mix due to increases in higher-priced organic peanut butter and tree-nut butter volumes, combined with a decrease in lower-priced roasting and granulation volumes. Fruit and nut sales increased 27%, with volume up 12%, due to retail distribution gains. Cereal and granola sales (excluding sales to the Post Consumer Brands segment) decreased 11%, with volume down 7%. Pasta sales increased 5%, with volume up 6%, primarily due to increased foodservice, comanufacturing and governmental bid business volumes, combined with increased average net selling prices as higher raw material costs were passed through to customers.
Segment profit decreased $0.4 million, or 3%, for the three months ended June 30, 2018, primarily due to higher raw material costs (largely durum wheat and traditional peanuts) and increased freight and distribution costs. These negative impacts were partially offset by higher volumes, as previously discussed, lower manufacturing costs and decreased employee-related expenses. Segment profit for the three months ended June 30, 2017 was negatively impacted by an inventory write-off related to a small oven fire which occurred in the third quarter of fiscal 2017.
Segment profit increased $2.6 million, or 6%, for the nine months ended June 30, 2018, primarily due to higher volumes, a favorable sales mix and improved net selling prices, as previously discussed, improved gross margins resulting from the decision to exit certain low-margin business, lower manufacturing costs and decreased expenses related to comanufacturing agreements. These positive impacts were partially offset by higher raw material costs (largely durum wheat and traditional peanuts), increased freight costs and higher employee costs related to increased headcount to support the reorganized segment. Segment profit for the nine months ended June 30, 2017 was negatively impacted by an inventory write-off related to a small oven fire which occurred in the third quarter of fiscal 2017.
General Corporate Expenses (Income) and Other

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General corporate expenses (income) and other	$31.0	$(11.3)	$(42.3)	374%	$104.8	$35.0	$(69.8)	(199)%
General corporate expenses (income) and other increased $42.3 million, or 374%, during the three months ended June 30, 2018, primarily due to prior year net foreign currency gains of $33.5 million related to cash held in Pounds Sterling to fund the prior year acquisition of the Weetabix Group. Excluding this impact, general corporate expenses (income) and other increased $8.8 million, or 40%. The increase was primarily related to higher stock compensation costs of $2.6 million, increased losses (compared to gains in the prior year) related to mark-to-market adjustments on commodity and foreign currency hedges of $1.9 million, restructuring and plant closure costs related to the Post Consumer Brands segment of $2.1 million and integration costs related to the acquisition of Bob Evans of $0.5 million. These higher costs were partially offset by lower third party transaction costs of $0.9 million. For additional information on restructuring costs, see Note 4 within the “Notes to Condensed Consolidated Financial Statements.”
General corporate expenses (income) and other increased $69.8 million, or 199%, during the nine months ended June 30, 2018, primarily due to prior year net foreign currency gains of $33.5 million related to cash held in Pounds Sterling to fund the prior year acquisition of the Weetabix Group. Excluding this impact, general corporate expenses (income) and other increased $36.3 million, or 53%. The increase was primarily related to higher third party transaction-related costs of $17.2 million primarily related to the acquisition of Bob Evans, integration costs related to the acquisition of Bob Evans of $6.1 million, higher stock compensation costs of $3.2 million, restructuring and plant closure costs related to the Post Consumer Brands segment of $4.0 million and higher employee-related expenses to support growth. These higher costs were partially offset by increased gains related to mark-to-market adjustments on commodity and foreign currency hedges of $2.6 million. For additional information on restructuring costs, see Note 4 within the “Notes to Condensed Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
In December 2017, we issued $1,000.0 million principal value of 5.625% senior notes due in January 2028. The net proceeds were used to repay the $630.0 million principal value of our 6.00% senior notes due in December 2022 and to fund a portion of the consideration paid for the Bob Evans acquisition.
During the nine months ended June 30, 2018, we repurchased and retired principal value of outstanding debt totaling $261.3 million consisting of portions of our 5.625% senior notes due in January 2028, our 5.75% senior notes due in March 2027, our 5.00% senior notes due in August 2026 and our 8.00% senior notes due in July 2025.
During the nine months ended June 30, 2018, we repurchased 2.9 million shares of our common stock at an average share price of $76.21 for a total cost of $218.7 million, including broker’s commissions.
In March 2018, we amended our credit agreement (as amended and restated, the “Credit Agreement”) to reduce the interest rate margin for our $2.2 billion term loan by 25 basis points such that a Eurodollar Rate Loan accrues interest at the Eurodollar Rate plus 2.00% per annum, and a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such terms are defined in the Credit Agreement).
In connection with the acquisition of Bob Evans, we had accrued $262.1 million at June 30, 2018, related to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands. The liability is reported in “Other liabilities” on the Condensed Consolidated Balance Sheet and includes accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%.
The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2018	2017
Cash provided by operating activities	$591.1	$214.4
Cash used in investing activities	(1,598.8)	(202.2)
Cash (used in) provided by financing activities	(173.9)	1,282.0
Effect of exchange rate changes on cash	(1.7)	34.9
Net (decrease) increase in cash and cash equivalents	$(1,183.3)	$1,329.1
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

Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2018 increased $376.7 million compared to the prior year period, driven by incremental cash flows from our current year acquisition of Bob Evans and prior year acquisition of the Weetabix Group and strong growth within our existing businesses, primarily in our Refrigerated Food and Active Nutrition segments. Additionally, cash provided by operating activities increased due to lower payments of advertising and consumer expenses and employee incentives and lower interest payments of $3.8 million, partially offset by an accelerated pension funding contribution of $29.6 million made to our qualified defined benefit plans in the United States. Cash flows in the prior year were negatively impacted by $103.0 million of legal settlements paid in the nine months ended June 30, 2017.
Investing Activities
Cash used in investing activities for the nine months ended June 30, 2018 increased $1,396.6 million compared to the prior year period, driven by an increase in cash paid for acquisitions related to our current year acquisition of Bob Evans, as well as an increase in capital expenditures of $17.1 million. The increase in capital expenditures is primarily related to the cage-free housing conversion at our Bloomfield, Nebraska egg facility. The prior year cash flow was also impacted by $10.5 million of proceeds received from the sale of our cereal plant located in Modesto, California and our Dymatize manufacturing facility located in Farmers Branch, Texas.
Financing Activities
Cash used in financing activities for the nine months ended June 30, 2018 was $173.9 million compared to cash provided by financing activities of $1,282.0 million in the prior year period. In fiscal 2018, we received proceeds from the issuance of our 5.625% senior notes due in January 2028 of $1,000.0 million. In connection with this senior notes issuance, combined with payments on prior year senior notes issuances, we paid $10.5 million in debt issuance costs. In addition, we repaid the outstanding principal balance of our 6.00% senior notes due in December 2022, a portion of the principal balances of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027, 5.00% senior notes due in August 2026 and 8.00% senior notes due in July 2025 and made quarterly principal payments on our term loan, which resulted in total principal payments of $900.5 million. We paid premiums and other expenses of $33.7 million related to the early extinguishment of the senior notes and costs associated with the amendment of our credit agreement. We also repurchased 2.9 million shares of our common stock for $218.7 million, including broker’s commissions, during the nine months ended June 30, 2018.
In the nine months ended June 30, 2017, we received proceeds from the issuance of long-term debt of $3,950.0 million related to the issuance of $1,750.0 million principal of 5.50% and 5.75% senior notes and $2.2 billion under our Term Loan. A portion of the proceeds from the issuances were used to repay the outstanding principal balances of our 7.375%, 6.75% and 7.75% senior notes and a portion of our 8.00% senior notes, which combined with payments of other debt resulted in total principal payments of $2.1 billion. Related to the repayments of long-term debt, we paid tender premiums of $219.8 million for the early extinguishment of the senior notes. For the issuance of the new senior notes, the amendment and restatement of our prior credit agreement and the borrowings under our Term Loan, we paid $52.4 million in debt issuance costs and deferred financing fees. We also repurchased 3.9 million shares of our common stock at a total cost of $313.8 million, including broker’s commissions, during the nine months ended June 30, 2017.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of June 30, 2018, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement also permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of June 30, 2018, our pro forma consolidated interest coverage ratio exceeded this threshold.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may,” “would” or the negative of these terms or similar expressions elsewhere in this report. Our results of operations, financial condition and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•
our high leverage, our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);

•	our ability to continue to compete in our product categories and our ability to retain our market position;

•	our ability to anticipate and respond to changes in consumer preferences and trends and introduce new products;

•	our ability to identify, complete and integrate acquisitions and manage our growth;

•	significant volatility in the costs or availability of certain raw materials, commodities or packaging used to manufacture our products, higher energy costs or higher transportation costs;

•	our ability to successfully implement business strategies to reduce costs;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	legal and regulatory factors, including advertising and labeling laws, changes in food safety and laws and regulations governing animal feeding and housing operations;

•
our ability and timing to close the proposed transaction with THL Equity Fund VIII Investors (PB), LLC, an affiliate of Thomas H. Lee Partners, L.P. (“THL”), to capitalize our private brands business, including obtaining the required regulatory approvals and the satisfaction of other closing conditions in the transaction agreement;

•	our ability to obtain a bridge loan and amend our credit agreement, and our private brands business’ ability to obtain permanent financing, in conjunction with the proposed transaction with THL;

•
the potential for disruption to us and our private brands business from ongoing business operations in order to complete the proposed transaction with THL and the potential loss of key employees as a result of the transaction;

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

•	our ability to promptly and effectively integrate the Weetabix Group business and obtain expected cost savings and synergies of the acquisition within the expected timeframe;

•	the ability of our and our customers’ private brand products to compete with nationally branded products;

•	disruptions or inefficiencies in the supply chain, which may result from our reliance on third party manufacturers for certain of our products;

•	the ultimate impact litigation may have on us;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	changes in economic conditions, disruptions in the U.S. and global capital and credit markets and fluctuations in foreign currency exchange rates;

•	the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;

•	impairment in the carrying value of goodwill or other intangibles;

•	changes in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business, including U.S. tax reform;

•	changes in weather conditions, natural disasters, agricultural diseases and pests or other events beyond our control;

•	loss of key employees, labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension or other postretirement plans;

•	costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents or information security breaches;

•	our ability to protect our intellectual property and other assets;

•	significant differences in our actual operating results from our guidance regarding our future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including with respect to acquired businesses; and

•
other risks and uncertainties included under “Risk Factors” in this document, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 17, 2017 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, filed with the SEC on February 2, 2018.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, we are exposed to commodity price risks relating to the acquisition of raw materials and fuels. We use futures contracts, options and swaps to manage certain of these exposures when it is practical to do so. At June 30, 2018, we had a total notional amount of $87.8 million of such instruments outstanding. The fair values of the commodity and energy contracts consist of assets of $9.8 million and liabilities of $2.9 million. For more information, refer to Note 12 within the “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to our foreign subsidiaries, we are exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, we use a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. At June 30, 2018, we had a total notional amount of $674.8 million of such instruments outstanding. The fair value of foreign exchange contracts consists of assets of $17.4 million and liabilities of $25.4 million. For additional information, refer to Note 12 within the “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
As of June 30, 2018, we had outstanding principal value of indebtedness of $7,304.4 million related to our senior notes, term loan and capital lease and an undrawn $800.0 million revolving credit facility. The revolving credit facility has outstanding letters of credit of $17.3 million, which reduced the available borrowing capacity to $782.7 million, at June 30, 2018. Of the total $7,304.4 million of outstanding indebtedness, $5,126.4 million bears interest at fixed rates with a weighted-average interest rate of 5.5%.
As of June 30, 2018, we had interest rate swaps with a notional value of $2,724.3 million consisting of:

•	$75.0 million resulting in cash payments which began in July 2016 and will continue through May 2021;

•	$750.0 million which will result in four net settlements with the first occurring in July 2019 and the last in July 2021;

•	$899.3 million which will result in a net settlement in December 2019; and

•	$1,000.0 million that obligates us to pay a fixed rate and receive one-month LIBOR, and requires monthly cash settlements that began in June 2017 and end in May 2024.
The fair values of interest rate swap contracts consist of assets of $30.9 million and liabilities of $139.9 million.
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
Changes in Internal Control Over Financial Reporting
During the nine months ended June 30, 2018, our internal control over financial reporting was materially affected by the transition of our financial reporting to a new consolidation system. Internal controls over the new consolidation system were in place at June 30, 2018 and the Company believes they were operating effectively. Additionally, in connection with the Company’s acquisition of the Weetabix Group in fiscal 2017 and Bob Evans in fiscal 2018, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The case involved three types of plaintiffs: (1) a nationwide class of direct purchasers of shell eggs (“direct purchaser class”); (2) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (3) indirect purchasers of shell eggs (“indirect purchaser plaintiffs”).

Resolution of claims: (1) In December 2016, Michael Foods settled all claims asserted against it by the direct purchaser class for a payment of $75.0 million, which was approved by the district court on December 21, 2017; (2) Michael Foods settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms on January 19, 2017; and (3) in June 2018, Michael Foods settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms. Michael Foods has at all times denied liability in this matter, and no settlement contains any admission of liability by Michael Foods.

Remaining portion of the case: Michael Foods remains a defendant only with respect to claims that seek damages based on purchases of egg products by opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants have sought leave to file a motion for summary judgment dismissing these claims and a decision is pending.

Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the Michael Foods settlements described above, the remaining portion of the case could still result in a material adverse outcome. At this time, however, the Company does not believe it is possible to estimate any loss in connection with this remaining portion of the egg antitrust litigation. Accordingly, the Company cannot predict what impact, if any, this remaining matter and any results from such matter could have on the Company’s future results of operations or cash flows.

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
At June 30, 2018, the Company had an accrual of $262.1 million included in “Other liabilities” on the Condensed Consolidated Balance Sheet for these matters, which is the number of shares of Bob Evans common stock for which former Bob Evans stockholders have demanded appraisal and have not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus statutory interest (see Note 3 within the “Notes to Condensed Consolidated Financial Statements”). There were no accruals for these matters at September 30, 2017. While the Company believes its accrual for these matters is appropriate, the final amounts required to resolve such matters could differ materially and the Company’s results of operations and cash flows could be materially affected. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the Company’s future results of operations or cash flows.

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

ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) on November 17, 2017, as of and for the year ended September 30, 2017, and in our Quarterly Report on Form 10-Q, filed with the SEC on February 2, 2018, in addition to the risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition or results.
Our proposed transaction with THL to capitalize our private brands business is subject to the satisfaction of certain conditions and may not be consummated.
On August 2, 2018, we, together with our subsidiary 8th Avenue Food & Provisions, Inc. (“8th Avenue”), which will be the holding company for our private brands business, entered into a transaction agreement (the “Transaction Agreement”) with THL Equity Fund VIII Investors (PB), LLC (“THL”). Upon closing of the transactions contemplated by the Transaction Agreement, 8th Avenue will become the holding company for our private brands business, reported herein as our Private Brands segment, and we will receive total proceeds of $875.0 million, consisting of (i) $250.0 million from THL and (ii) $625.0 million from a committed senior increasing rate bridge loan (the “Bridge Loan”). Completion of the transactions contemplated by the Transaction Agreement is subject to certain closing conditions, including the conditions described below.
The Bridge Loan will be assumed by 8th Avenue at the time of the closing of the transactions, but we will retain the proceeds of the Bridge Loan. Promptly after the closing of the transactions, 8th Avenue intends to refinance the Bridge Loan by entering into a permanent credit facility providing for an amount at least equal to the amount of the Bridge Loan (the “Permanent Financing”). In addition, in order to consummate the transactions, we will be required to amend our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) to allow 8th Avenue and its subsidiaries to be designated as “unrestricted subsidiaries,” which will release 8th Avenue and its subsidiaries as secured guarantors thereunder, and we will be required to designate 8th Avenue and its subsidiaries as “unrestricted subsidiaries” under our senior notes indentures, which will release 8th Avenue and its subsidiaries as guarantors of our senior notes indentures. The Transaction Agreement includes closing conditions that we obtain the Bridge Loan, that 8th Avenue will have certified that the Permanent Financing will be available promptly following the consummation of the transactions, and that we have obtained the requisite amendments to our Credit Agreement and have designated 8th Avenue and its subsidiaries as unrestricted subsidiaries under our senior notes indentures.
THL’s investment in 8th Avenue is subject to review under applicable antitrust laws and the closing of the transactions is subject to the condition that the applicable waiting periods under the antitrust laws, and any applicable extensions thereof, have expired. We cannot provide assurance that all required regulatory clearances will be obtained. Although the Transaction Agreement provides that we are not required to commit to dispositions of assets in order to obtain regulatory clearance, if we determine to take such actions in order to close the transactions, it could be detrimental to 8th Avenue following the consummation of the transactions. Even if any applicable statutory waiting period expires, the Department of Justice, the Federal Trade Commission, state attorneys general, or other regulatory authorities could seek to block or challenge the transactions, or seek the divestiture of assets or seek other remedies as they deem necessary at any time, including after completion of the transactions. Furthermore, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the transactions, before or after they are completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
We expect the transactions to close in the fourth calendar quarter of 2018 (our fiscal year 2019 first quarter). There can be no assurance, however, that all closing conditions for the transactions will be satisfied and, if they are satisfied, that they will be satisfied in time for the closing to occur during the period noted above. The Transaction Agreement may be terminated under certain limited circumstances, and the Transaction Agreement may be terminated if the closing conditions have not been satisfied or waived by February 2, 2019.
Completion of the transactions contemplated by the Transaction Agreement may be disruptive to the private brands business.
Our private brands business has been, and will continue to be, required to devote significant management and employee attention and resources to matters relating to the Transaction Agreement. These matters have the potential to disrupt the private brands business from its ongoing business operations and could adversely affect the private brands’ business, financial results, financial condition and cash flow. In addition, the private brands business could lose key employees as a result of the transaction.
Failure to complete the transactions contemplated by the Transaction Agreement could impact our stock price and our future business and financial results.
If the transactions contemplated by the Transaction Agreement are not completed, our ongoing business and financial results may be adversely affected, and we will be subject to a number of risks, including the following:

•
depending on the reasons for the failure to complete the transactions, we could be liable to THL for monetary or other damages in connection with the termination or breach of the Transaction Agreement;

•	we have dedicated significant time and resources, financial and otherwise, in planning for the transactions, of which we would lose the benefit if the transactions are not completed;

•	we are responsible for certain transaction costs relating to the transactions, whether or not the transactions are completed;

•	while the Transaction Agreement is in force, our private brands business is subject to certain restrictions on the conduct of its business; and

•
matters relating to the transactions have required substantial commitments of time and resources by our management, whether or not the transactions are completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the transactions are not completed, we may experience negative reactions from the financial markets and from our shareholders and employees. We also may be subject to litigation related to any failure to complete the transactions or to enforcement proceedings commenced against us to perform our obligations under the Transaction Agreement. If the transactions are not completed, these risks may materialize and may adversely affect our business, financial results, financial condition and cash flows, as well as the price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to shares of our common stock that we purchased during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (b) (c)
April 1, 2018- April 30, 2018	358,371	$78.08	358,371	$65,522,418
May 1, 2018- May 31, 2018	599,269	$76.59	599,269	$314,015,626
June 1, 2018- June 30, 2018	75,723	$78.91	75,723	$308,040,311
Total	1,033,363	$77.28	1,033,363	$308,040,311

(a)	The total number of shares purchased includes: (i) shares purchased on the open market and (ii) shares purchased pursuant to a Rule 10b5-1 plan.

(b)	Does not include broker’s commissions.

(c)
On June 6, 2017, our Board of Directors authorized the Company to repurchase up to $250,000,000 of shares of our common stock. The authorization had an expiration date of June 6, 2019. However, on May 2, 2018, our Board of Directors terminated the authorization effective May 6, 2018 and approved a new authorization to repurchase up to $350,000,000 of shares of our common stock to begin on May 7, 2018. As of May 6, 2018, the approximate dollar value of shares that could yet be purchased under the prior authorization was $55,609,600. The table discloses the approximate dollar value of shares that may yet be purchased under the new authorization as of June 30, 2018.

ITEM 6. EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

*‡2.1
Transaction Agreement, dated as of August 2, 2018, by and among THL Equity Fund VIII Investors (PB), LLC, 8th Avenue Food & Provisions, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 2, 2018)

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

*4.2
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

*4.3
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

*4.4
Indenture (2025 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2017)

*4.5
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

*4.6
Third Supplemental Indenture (2025 Notes), dated as of May 19, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 22, 2017)

*4.7
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

**†10.48	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two year vesting)

**†10.49	Letter of Understanding, dated as of June 4, 2018, by and between Post Holdings, Inc. and Chris Neugent

**†10.50	Amendment to Side Letter Agreement, effective as of July 31, 2018, by and among James E. Dwyer, Jr., Post Holdings, Inc. and Dakota Growers Pasta Company, Inc.

**31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018

**31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018

**32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018

**101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Incorporated by reference.
**	Furnished with this Form 10-Q.
†	These exhibits constitute management contracts, compensatory plans and arrangements.
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

POST HOLDINGS, INC.
Date:	August 3, 2018	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial and Accounting Officer)