Form 10-K
period 2018-09-30
Post Holdings, Inc.
filed 2018-11-16
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2018, the last day of the registrant’s second quarter, was $4,367,483,164.
Number of shares of Common Stock, $.01 par value, outstanding as of November 12, 2018: 66,573,470

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2018, are incorporated by reference into Part III of this report.

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

•	our ability to continue to compete in our product categories and our ability to retain our market position and favorable perceptions of our brands;

•	our ability to anticipate and respond to changes in consumer preferences and trends and introduce new products;

•
the possibility that we may not be able to consummate the initial public offering of our Active Nutrition business on the expected timeline or at all, that we may not be able to create value in our Active Nutrition business through such transaction or that the pursuit of such transaction could be disruptive to us and our Active Nutrition business;

•	our ability to identify, complete and integrate acquisitions and manage our growth;

•	our ability to promptly and effectively realize the expected synergies of our acquisition of Bob Evans Farms, Inc. (“Bob Evans”) within the expected timeframe or at all;

•	higher freight costs, significant volatility in the costs or availability of certain raw materials, commodities or packaging used to manufacture our products or higher energy costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	our ability to successfully implement business strategies to reduce costs;

•	allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other litigation;

•
legal and regulatory factors, such as compliance with existing laws and regulations and changes to and new laws and regulations affecting our business, including current and future laws and regulations regarding food safety, advertising and labeling and animal feeding and housing operations;

•	the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;

•	consolidations in the retail and foodservice distribution channels;

•	losses incurred in the appraisal proceedings brought in connection with our acquisition of Bob Evans by former Bob Evans stockholders who demanded appraisal of their shares;

•	the ultimate impact litigation or other regulatory matters may have on us;

•
disruptions or inefficiencies in the supply chain, including as a result of our reliance on third party manufacturers for certain of our products, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;

•	our ability to successfully collaborate with the private equity firm Thomas H. Lee Partners, L.P., whose affiliates invested with us in 8th Avenue Food & Provisions, Inc. (“8th Avenue”);

•
costs associated with Bob Evans’s obligations in connection with the sale and separation of its restaurant business in April 2017, which occurred prior to our acquisition of Bob Evans, including certain indemnification obligations under the restaurants sale agreement and Bob Evans’s payment and performance obligations as a guarantor for certain leases;

•	the ability of our and our customers’ private brand products to compete with nationally branded products;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	changes in economic conditions, disruptions in the United States and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;

•	the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;

•	changes in estimates in critical accounting judgments, including those based on tax reform;

•	loss of key employees, labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension or other postretirement plans;

•	costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents or information security breaches;

•	our ability to protect our intellectual property and other assets;

•	significant differences in our and 8th Avenue’s actual operating results from our guidance regarding our and 8th Avenue’s future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other risks and uncertainties included under “Risk Factors” in Item 1A of this report.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I
ITEM 1.    BUSINESS
INTRODUCTION
Post Holdings, Inc. is a Missouri corporation incorporated on September 22, 2011. Our principal executive offices are located at 2503 S. Hanley Road, St. Louis, Missouri 63144. We are a consumer packaged goods holding company, operating in the center-of-the-store, refrigerated, foodservice, food ingredient, active nutrition and private brand food categories. Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries, which includes 8th Avenue Food & Provisions, Inc. (“8th Avenue”) and its subsidiaries when referencing a time period on or prior to September 30, 2018 and excludes 8th Avenue and its subsidiaries when referencing a time period after September 30, 2018.
On February 3, 2012, Post completed its legal separation via a tax free spin-off from our former parent company. On February 6, 2012, Post common stock began trading on the New York Stock Exchange under the ticker symbol “POST.” As of September 30, 2018, Post operated in five reportable segments:

•
Post Consumer Brands: Includes branded and private label ready-to-eat (“RTE”) cereal operations of Post Foods, LLC, MOM Brands Company (“MOM Brands”), which Post acquired in May 2015, and Weetabix North America (“Weetabix NA”), which Post acquired as part of its acquisition of Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively the “Weetabix Group”), in July 2017;

•
Weetabix: Includes the businesses of Weetabix Limited and its direct subsidiaries (“Weetabix”), which produce and distribute branded and private label RTE cereal, hot cereals and other cereal-based food products, breakfast drinks and muesli primarily outside of North America, which Post acquired as part of its acquisition of the Weetabix Group in July 2017;

•
Refrigerated Food: Includes the businesses of MFI Holding Corporation (“Michael Foods”), which Post acquired in June 2014, Willamette Egg Farms, which Post acquired in October 2015, National Pasteurized Eggs, Inc., which Post acquired in October 2016, and Bob Evans Farms, Inc. (“Bob Evans”) after its acquisition in January 2018, and is comprised of refrigerated foodservice, primarily egg and potato, and refrigerated retail, inclusive of side dishes, egg, cheese and sausage;

•
Active Nutrition: Includes the protein shakes, bars and powders and nutritional supplement businesses of Premier Nutrition Corporation (“PNC”), which Post acquired in September 2013, Dymatize Enterprises, LLC (“Dymatize”), which Post acquired in February 2014, and the PowerBar brand, which Post acquired in October 2014, and includes Active Nutrition International; and

•
Private Brands: Included the businesses of Attune Foods, LLC, which is composed of the former business of Attune Foods, Inc., acquired by Post in December 2012, and the granola and snacks business of Hearthside Food Solutions, LLC, acquired by Post in an asset purchase in May 2013, Dakota Growers Pasta Company, Inc. (“Dakota Growers”), acquired by Post in January 2014, and Golden Boy Foods Ltd. (“Golden Boy”), acquired by Post in February 2014, which collectively produce private label peanut and other nut butters, dried fruit and nuts, pasta products and premium natural and organic granola, cereals and snacks, as well as the business of American Blanching Company (“ABC”), acquired by Post in November 2014, which provides peanut blanching, granulation and roasting services for the commercial peanut industry.

On October 1, 2018, Post, together with its subsidiary, 8th Avenue, completed its previously announced transaction with affiliates of the private equity firm Thomas H. Lee Partners, L.P. (collectively, “THL”), in which Post and THL separately capitalized 8th Avenue. 8th Avenue became the holding company for Post’s private brands food products business, which has historically been reported and is reported herein as Post’s Private Brands segment. After completion of the transaction, Post retained 60.5% of the common equity in 8th Avenue, which, effective October 1, 2018, is accounted for using the equity method and is no longer consolidated in the Company's financial statements, and the private brands business is no longer considered a reportable segment of Post.
On November 15, 2018, Post announced its intention to pursue an initial public offering of its Active Nutrition business.
Additional information about us, including our Form 10, Forms 10-K, Forms 10-Q, Forms 8-K, other securities filings (and amendments thereto), press releases and other important announcements, is available at our website at www.postholdings.com or the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov (for securities filings only). These documents can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC or their release, as applicable. Our Corporate Governance Guidelines, our Code of Conduct and the charters of the Audit and Corporate Governance and

Compensation Committees of our Board of Directors also are available on our website, where they can be printed free of charge. All of these documents also are available to shareholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600). The information on our website is not part of this report.
Our Businesses
Post Consumer Brands
Post Consumer Brands includes our North America cereal business which manufactures, markets and sells branded and private label RTE cereal and hot cereal products. The RTE cereal category is one of the most prominent categories in the food industry. According to Nielsen’s expanded All Outlets Combined (xAOC) information, the category was approximately $8.2 billion for the 52-week period ending October 27, 2018. We have leveraged the strength of our brands, category expertise and over a century of institutional knowledge to create a diverse portfolio of cereals. Post Consumer Brands is the third largest seller of RTE cereals in the United States with a 20.1% share of retail dollar sales and a 22.7% share of retail pound sales for the 52-week period ending October 27, 2018, based on Nielsen’s xAOC information. Nielsen’s xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (including Sam’s Club and BJs), some dollar retailers (including Dollar General, Family Dollar and Fred’s Super Dollar) and military. Our RTE cereal brands include Honey Bunches of Oats, Pebbles, Oreo O’s, Great Grains, Grape-Nuts, Post Shredded Wheat, Oh’s, Honeycomb, Golden Crisp, Post Raisin Bran, Alpha-Bits, Shreddies, Malt-O-Meal branded bagged cereal and Mom’s Best. Our hot cereal brands include Malt-O-Meal Hot Wheat, Coco Wheats, Better Oats and Mom’s Best Oatmeal. Post Consumer Brands also includes the natural and organic RTE cereal and snacking platform in both branded and private label of Weetabix NA, led by the Weetabix and Barbara’s brands and the Puffins sub-brand, serving the natural and specialty channels and conventional retailers. The Post Consumer Brands business’s products are primarily manufactured through a flexible production platform at ten owned facilities in the United States and Canada.
Cereal and granola products sold by our Post Consumer Brands, Weetabix and the historical Private Brands segments together for fiscal 2018, 2017 and 2016 contributed 37.6%, 37.6% and 36.6%, respectively, to our consolidated revenue.
Weetabix
Our Weetabix segment primarily markets and distributes branded and private label RTE cereal products. Weetabix holds the number two overall position in the United Kingdom (the “U.K.”) RTE cereal category. Its portfolio includes the Weetabix brand, which holds the number one brand position in the U.K. RTE cereal category, as well as Alpen (the number one muesli brand in the U.K.), Weetos, Ready Brek and Weetabix On The Go. Its main markets are the U.K. and the Republic of Ireland, where Weetabix has deep relationships with all key retailers and key players in wholesale and foodservice. Weetabix also distributes products to multiple countries throughout the world, mainly through a network of third party distributors in the respective markets. Additionally, Weetabix has operations in Africa through two joint ventures.
Refrigerated Food
Through our Refrigerated Food segment, comprised of our legacy Michael Foods business and the Bob Evans business acquired in January 2018, we produce and/or distribute egg products, sausage, side dishes, cheese and other refrigerated products to retail and foodservice customers. Our egg business produces and distributes numerous products under the Papetti’s, Easy Eggs, Table Ready, All Whites, Davidson’s Safest Choice, Abbotsford Farms, Better’n Eggs and Emulsa brands, among others. We operate thirteen egg products production facilities in the United States, some of which are fully integrated, from the maintenance of laying flocks through the processing of egg products. For fiscal 2018, 2017 and 2016, egg and egg products contributed 24.6%, 27.1% and 28.1%, respectively, to our consolidated revenue. Our refrigerated side dish and sausage products are marketed primarily under the Bob Evans, Bob Evans Farms, Simply Potatoes, Pineland Farms, Owens and Diner’s Choice brands; the Refrigerated Food segment maintains processing facilities for these products in Minnesota, Maine, Michigan, Ohio, Texas and Nevada. Our cheese and other dairy case products are marketed principally under the Crystal Farms brand, and other trademarks include Crescent Valley, Westfield Farms and David’s Deli. We operate a facility in Lake Mills, Wisconsin, which processes and packages various cheese products for the Crystal Farms brand and for private label customers.
Active Nutrition
Our Active Nutrition segment markets and distributes ready-to-drink beverages, bars, powders and other nutritional supplements under the Premier Protein, Dymatize, PowerBar, Supreme Protein and Joint Juice brands. The Active Nutrition segment’s products are primarily manufactured under co-manufacturing agreements at various third party facilities located in the United States and Europe. We also own a facility in Germany that manufactures bar products for our Active Nutrition brands and private label customers. Our Active Nutrition products are sold in club, mass merchandise, grocery, drug, specialty and convenience stores as well as online. For fiscal 2018, 2017 and 2016, protein-based products and supplements contributed 13.2%, 13.6% and 11.4%, respectively, to our consolidated revenue.

Private Brands
Our historical Private Brands segment manufactures and distributes private label peanut and other nut butters, dried fruit and nuts, pasta products, premium natural and organic granola, cereals and snacks, with sales to customers in the foodservice, retail and food ingredient channels primarily in the United States and Canada, and also in the European Union and the Middle East. The historical Private Brands business also co-manufactures peanut and other nut butters for national brands, private label retail markets and industrial markets. In addition, the historical Private Brands business provides peanut blanching, granulation and roasting services for the commercial peanut industry. Effective October 1, 2018, this business became an unconsolidated equity investment and is no longer a reportable segment of Post.
Sales, Marketing and Distribution
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
Our Post Consumer Brands segment sells products primarily through an internal sales staff and broker organizations. We also sell Post Consumer Brands products to military, e-commerce and foodservice channels and may utilize distribution or similar arrangements for sales of Post Consumer Brands products. Our Weetabix segment services its key U.K. markets through a centralized commercial team which manages relationships with customers at the corporate level while a third party sales force operates at the store level to ensure maximum availability and compliance with agreed plans. Our Refrigerated Food segment aligns its sales and marketing efforts by distribution channel, with a dedicated team of internal sales staff and broker organizations for each of the commercial and retail channels. Our Active Nutrition segment uses a flexible sales model that combines a national and international direct sales force, broker network and distributors. Our historical Private Brands segment primarily sells its products through internal sales staff and broker organizations, including a strong broker network that services the natural/specialty and conventional grocery channels.
Generally our products are distributed through a network of third party common carriers. In addition, our Refrigerated Food segment has an internal fleet that distributes certain of its refrigerated retail products.
Research and Development
Our research and development efforts span our business segments. These capabilities extend to ingredients and packaging technologies; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations.
Raw Materials
Raw materials used in our businesses (purchased from local, regional and international suppliers) consist of ingredients and packaging materials. The principal ingredients for most of our businesses are agricultural commodities, including wheat, oats, rice, corn, other grain products, vegetable oils, dried fruit, nuts, dairy and soy-based proteins, cocoa, corn syrup and sugar. Additionally, the principal ingredients for the Refrigerated Food business are eggs, pork, potatoes, cheese, milk and butter. A portion of the segment’s egg needs comes from Company-owned hens, and the balance is purchased under third party contracts and in the spot market. We also buy significant amounts of grain to feed layer hens. In addition, we procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in various United States locations. Each of our segments utilize raw material sources that ensure that its products meet standards and certification requirements, for example, non-GMO, organic, gluten-free and/or cage-free. The principal packaging materials used by the Company are linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging, cartonboard, and aseptic foil and plastic lined cartonboard.
Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as weather conditions, feed costs, labor disputes, government policies and regulations, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances, such as avian influenza and diseases affecting livestock, which could affect the domestic poultry industry and our egg supply and our sow supply, respectively. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain ingredients and packaging needed for production. Although the prices of the principal raw materials can be expected to fluctuate, we believe such raw materials to be in adequate supply and generally available from numerous sources.
Cereal processing ovens and most of the Refrigerated Food production facilities are generally fueled by natural gas or propane, which are obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) also are used in our processing facilities. Short-term standby propane storage exists at several plants for use in the event of an interruption in natural gas supplies. Oil also may be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. Weetabix owns and operates its own combined heat and power generation unit, which is capable of supplying the majority of the requirements of its main operation site with power and steam and can be operated using either natural gas or oil.
Trademarks and Intellectual Property
We own or have long-term licenses to use a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’s key trademarks include Post®, Honey Bunches of Oats®, Great Grains®, Post® Shredded Wheat, Spoon Size® Shredded Wheat, Golden Crisp®, Alpha-Bits®, Oh's®, ShreddiesTM, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Frosted Mini Spooners®, Golden Puffs®, Cinnamon Toasters®, Fruity Dyno-Bites®, Cocoa Dyno-Bites®, Berry Colossal Crunch®, Malt-O-Meal®, Farina®, Dyno-Bites®, MOM’s Best®, Better OatsTM, CoCo WheatsTM, Weetabix®, Barbara’s® and Puffins®, each of which we own, as well as several trademarks that we license from third parties for use in the United States, Canada and several other international markets, such as Pebbles™, Oreo O’s®, Nilla®, Nutter Butter®, Chips Ahoy!® and Honeymaid®. Our Weetabix segment’s key trademarks include Weetabix®, Alpen®, Weetos™, Ready Brek™, Weetabix On The Go™ and Oatibix™, each of which we own. The key trademarks for the Refrigerated Food business include Papetti’s®, Easy Eggs®, Table Ready®, All Whites®, Davidson’s Safest Choice®, Abbotsford Farms®, Better’n Eggs®, Emulsa®, Crystal Farms®, Simply Potatoes®, Diner’s Choice®, Crescent Valley®, Westfield Farms®, David’s Deli®, Owens® and Country Creek Farm®, each of which we own, and Bob Evans®, Bob Evans Farms® and Pineland Farms®, which we license for worldwide use. Our Active Nutrition segment’s key trademarks include Premier Protein®, Joint Juice®, Dymatize®, ISO.100®, Supreme Protein® and PowerBar®, each of which we own. The key trademarks of our historical Private Brands segment include Attune®, Golden Boy™, Nut ’n Better™, Willamette Valley Granola Company™, Dakota Growers Pasta Co.®, Dreamfields® and Golden Organics®, which, effective October 1, 2018, 8th Avenue directly or indirectly owns. Our owned trademarks are, in most cases, protected through registration in the United States or the U.K., as well as in many other countries where the related products are sold.
We also own several patents in North America and elsewhere. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.
Seasonality
Demand for certain of our products may be influenced by holidays, changes in seasons or other events. For example, demand for our egg products, sausage, side dishes and cheese tends to increase during the Thanksgiving, Christmas and other holiday seasons, which may result in increased net sales during the first quarter of our fiscal year. We also have experienced increased demand for the snacking and baking nuts manufactured and distributed through our historical Private Brands segment during the Thanksgiving, Christmas and holiday seasons. Demand for our Malt-O-Meal hot wheat, Better Oats oatmeal and Ready Brek hot oats cereals also tends to be seasonably skewed towards the colder winter season. However, on a consolidated basis our revenues and results of operations are distributed relatively evenly over the quarters of our fiscal year.
Working Capital
A description of our working capital practices is included in the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. Cash receipts from goods sold, supplemented as required by borrowings, provide for our operating expenses and working capital needs.
Customers
We sell Post Consumer Brands products primarily to grocery stores, mass merchandise customers, supercenters, club stores, natural/specialty stores and drug store customers. We also sell to military, e-commerce and foodservice channels. Our Weetabix segment’s products are primarily sold to grocery stores, discounters, wholesalers and convenience stores. Our Refrigerated Food segment’s primary customers include foodservice distributors, national restaurant chains, retail grocery stores, mass merchandise customers and major food manufacturers and processors. Our Active Nutrition segment’s customers are predominately club stores, mass merchandise customers, grocery stores, drug stores, convenience stores and online retailers, and also include specialty retailers, supplement stores and distributors. Our historical Private Brands segment’s products are sold primarily to the natural/specialty and conventional grocery stores, mass merchandise customers and discount stores and foodservice and food ingredient customers.
Our largest customer, Walmart, accounted for approximately 13% of our consolidated net sales in fiscal 2018. No other customer accounted for more than 10% of our fiscal 2018 consolidated net sales, but certain of our segments depend on sales to large customers.  For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for approximately 29% of Post Consumer Brands’ net sales in fiscal 2018. The largest customers of our Weetabix segment, Tesco, Asda, Morrison’s and Sainsbury’s, accounted for approximately 52% of Weetabix’s net sales in fiscal 2018. Additionally, the largest customers of our Refrigerated Food segment, Sysco and US Foods, accounted for approximately 27% of the segment’s net sales in fiscal 2018, and the largest customers of our Active Nutrition business, Costco and Sam’s Club, accounted for approximately 59% of the Active Nutrition segment’s net sales in fiscal 2018. The largest customer of our historical Private Brands segment, Whole Foods, accounted for approximately 16% of Private Brands’ net sales in fiscal 2018.
Competition
The consumer food and beverage, sports nutrition and sports supplement categories in which we operate are highly competitive and highly sensitive to both pricing and promotion. Many of our principal competitors in these categories may have substantially more financial, marketing and other resources. Competition is based on, among other things, product quality, price, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and competitive pricing. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label products. The industries in which we operate are expected to remain highly competitive for the foreseeable future.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada and Europe are subject to regulations similar to those applicable to our business in the United States. As a producer and distributor of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the Food and Drug Administration (“FDA”) and the Federal Trade Commission in the United States as well as similar regulatory agencies in Canada, Mexico, the U.K. and the European Union. Products that do not meet regulatory standards may be considered to be adulterated and/or misbranded and subject to recall. Additionally, following the recent adoption of the Food Safety Modernization Act, the FDA is implementing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
Certain meat and egg products produced by our Refrigerated Food segment are under the jurisdiction of the United States Department of Agriculture (“USDA”) and its regulations regarding quality, labeling and sanitary control, rather than FDA regulations. The Refrigerated Food egg processing plants that break eggs, and some of our other meat and egg-processing operations, are subject to continuous on-site USDA inspection. Our other United States facilities are subject to periodic inspection by the USDA, FDA and/or state regulatory authorities, such as state departments of agriculture. The pork product manufacturing operations of our Refrigerated Food segment are subject to the Packers & Stockyards Act, which also is administered by the USDA and which regulates trade practices.
Our facilities, like those of similar businesses, are subject to certain safety regulations, including regulations issued pursuant to the United States Occupational Safety and Health Act and similar regulations in Canada, the U.K. and Germany. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. Additionally, some of the food commodities on which our business relies are subject to governmental agricultural programs (e.g., subsidies and import/export regulations), which have substantial effects on prices and supplies of these commodities.
In addition, our operations are subject to various federal, state and foreign laws and regulations regarding data privacy, including the European Union’s General Data Protection Regulation and Privacy Shield, which apply to certain of our businesses and deal with the collection and use of personal information obtained from data subjects of the European Union. Our operations also are subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater pretreatment and discharge, storm water, waste handling and disposal and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. Our foreign facilities are subject to local and national regulations similar to those applicable to us in the United States. Additionally, Refrigerated Food layer farms dispose of animal waste primarily by transferring it to farmers for use as fertilizer, and Refrigerated Food potato product facilities dispose of solid vegetable waste primarily by transferring it to processors who convert it to animal feed. We have made, and will continue to make, expenditures to ensure environmental compliance.
Employees
The Company and its consolidated and unconsolidated subsidiaries have approximately 11,550 employees as of November 1, 2018, of which approximately 9,300 are in the United States, approximately 1,010 are in the U.K., approximately 835 are in Canada and approximately 405 are located in other jurisdictions. Currently, approximately 17% of such employees are unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe that overall we have good relationships with employees and their representative organizations.

Executive Officers of the Registrant
The section below provides information regarding our executive officers as of November 12, 2018:
Robert V. Vitale, age 52, has served as our President and Chief Executive Officer since November 2014 and serves as our principal executive officer. Mr. Vitale also has been a member of our Board of Directors since November 2014. Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 2014. He previously served as President and Chief Executive Officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale also serves on the board of directors of Energizer Holdings, Inc.
Jeff A. Zadoks, age 53, has served as an Executive Vice President since November 2017 and as our Chief Financial Officer since November 2014, and serves as the Company’s principal financial and accounting officer. Mr. Zadoks previously served as our Senior Vice President and Chief Financial Officer from November 2014 until November 2017. Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 2014, and our Corporate Controller from October 2011 until November 2014. Prior to joining Post, Mr. Zadoks served as Senior Vice President and Chief Accounting Officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as Vice President and Corporate Controller of RehabCare Group from December 2003 until January 2010.
Howard A. Friedman, age 48, has served as President and Chief Executive Officer, Post Consumer Brands since July 2018. Mr. Friedman previously served as the Executive Vice President of the refrigerated meat and dairy business at The Kraft Heinz Company where he spent the majority of his more than twenty-year career.
Diedre J. Gray, age 40, has served as an Executive Vice President since November 2017 and as our General Counsel and Chief Administrative Officer since November 2014. She has served as our Corporate Secretary since January 2012. Ms. Gray previously served as our Senior Vice President, General Counsel and Chief Administrative Officer from November 2014 until November 2017. Ms. Gray served as our Senior Vice President-Legal starting in December 2011 and was promoted to Senior Vice President, General Counsel in September 2012. Prior to joining Post, Ms. Gray served as Associate General Counsel and Assistant Secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), a semiconductor and solar wafer manufacturing company, from 2010 to 2014. Previously, Ms. Gray was an attorney at Bryan Cave LLP (now Bryan Cave Leighton Paisner LLP) from 2003 to 2010.
Mark W. Westphal, age 53, has served as President, Michael Foods since January 2018. Mr. Westphal previously served as Chief Financial Officer of Michael Foods for nearly ten years. Prior to joining Michael Foods in 1995, Mr. Westphal worked for Grant Thornton, an audit, tax and advisory firm.
Available Information
We make available, free of charge, through our website (www.postholdings.com) reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.    RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Risks Related to Our Business
We operate in categories with strong competition.
The consumer food and beverage, sports nutrition and sports supplement categories are highly competitive. Competition in these categories is based on, among other things, product quality, price, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our competitors may have substantial financial, marketing and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive and customer pressures, as well as industry supply and market demand, also may limit our ability to increase prices, including in response to cost increases. In most product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in consumer preferences to competitors’ products, could result in us reducing prices, increasing marketing or other expenditures or losing market share. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume. In addition, our competitors are increasingly using social media networks to advertise products. If we are unable to compete in this environment, it could adversely affect our financial condition, results of operations and cash flows.
We must identify changing consumer and customer preferences and develop and offer products to meet these preferences.
Consumer and customer preferences evolve over time. The success of our products depends on our ability to identify these changing preferences and to offer products that appeal to consumers and customers. Consumer preference changes include dietary trends, attention to different nutritional aspects of foods and beverages, concerns regarding the health effects of certain foods and beverages, sourcing practices relating to ingredients and animal welfare concerns. Any significant changes in consumer preferences or our inability to anticipate or react to such changes could result in reduced demand for our products and negatively impact our financial condition, results of operations and cash flows.
Our Refrigerated Food business is and will continue to be affected by changing preferences as to the housing of egg-laying hens. Many restaurant chains, foodservice companies and grocery chains have announced goals to transition to a cage-free egg supply by specified future dates. Meeting anticipated customer demand has resulted, and will continue to result, in additional operating and capital costs to procure cage-free eggs, to modify existing layer facilities and to construct new cage-free layer housing. These changing preferences also could require us to use specially sourced ingredients that may be more difficult to source or entail a higher cost or incremental capital investment which we may not be able to pass on to customers.
Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including adverse publicity about our products, packaging or ingredients (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, our products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, products or packaging or the food industry generally on social or digital media could seriously damage our brands and reputation. If we do not maintain favorable perceptions of our brands, our financial condition, results of operations and cash flows could be adversely impacted.
We will be subject to a number of uncertainties while we pursue the initial public offering of our Active Nutrition business, which could adversely affect our business, financial condition, results of operations, cash flows and stock price.
While we have announced our intention to pursue an initial public offering of our Active Nutrition business, there is no assurance that we will be able to consummate such transaction on favorable terms or at all. If we are unable to consummate such transaction on favorable terms or at all, we may experience negative reactions from the financial markets and from our shareholders and employees. In addition, in the event that we are able to consummate such transaction, there is no assurance that we will realize the anticipated value from such transaction. In addition, we and our Active Nutrition business will be required to devote significant management and employee attention and resources to matters relating to the initial public offering. These matters have the potential to disrupt both us and the Active Nutrition business from conducting business operations and could adversely affect the business, financial condition, results of operations and cash flows of us and our Active Nutrition business. The Active Nutrition business also could lose key employees as a result of the transaction.
Our business strategy depends on us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable strategic transactions in the future. Our corporate development activities also may have an adverse impact on our business, financial condition, results of operations and cash flows.
Although we continuously evaluate strategic transactions, we may be unable to identify suitable strategic transactions in the future or may not be able to enter into such transactions at favorable prices. Alternatively, we may in the future enter into additional strategic transactions, and any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, investment or merger, for cash or in exchange for our equity securities, or a divestiture.
Evaluating potential transactions, including divestitures, requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support the acquired entities and information technology, personnel and other integration expenses) and may divert the attention of our management from ordinary operating matters.
Our corporate development activities also may present financial and operational risks and may have adverse effects on existing business relationships with suppliers and customers. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, all of which could singly or collectively adversely affect our results of operations, financial condition and cash flows.
We may be unable to realize the anticipated benefits of the Bob Evans acquisition.
The acquisition of Bob Evans has involved the combination of two companies that have historically operated independently. In order to realize the anticipated benefits of the Bob Evans acquisition, we have been and will continue to be required to devote significant management attention and resources to aligning the business practices, cultures and operations of each business. We may encounter difficulties as we continue align these businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition. Accordingly, the contemplated benefits of the Bob Evans acquisition may not be realized fully, or at all, or may take longer to realize than expected.
We may be unable to realize the anticipated benefits of the Weetabix Group acquisition.
The acquisition of the Weetabix Group has involved the combination of two companies that have historically operated independently. In order to realize the anticipated benefits of the acquisition, we will be required to continue to devote significant management attention and resources to aligning the business practices, cultures and operations of each business, in particular, our Post Consumer Brands business and Weetabix NA’s business operations. We may encounter difficulties as we continue align these businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition. Accordingly, the contemplated benefits of the Weetabix Group acquisition may not be realized fully, or at all, or may take longer to realize than expected.
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

•	differences in business backgrounds, corporate cultures and management philosophies;

•	integration may be more costly, more time consuming and complex or less effective than anticipated;

•	inability to maintain uniform standards, controls and procedures; and

•	we may discover previously undetected operational or other issues, such as fraud.

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
Higher freight costs, commodity price volatility and availability and higher energy costs could negatively impact profits.
Our freight costs may increase due to factors such as increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations and inflation. The primary commodities used by our businesses include wheat, oats, rice, corn, other grain products, eggs, sows, potatoes, cheese, vegetable oils, dried fruit, nuts, dairy and soy-based proteins, cocoa, corn syrup and sugar. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including animal feed costs, weather patterns affecting ingredient production, governmental programs and regulations, insects, plant diseases and inflation. Our primary packaging materials include linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging, cartonboard, and aseptic foil and plastic lined cartonboard. In addition, our manufacturing operations use large quantities of natural gas, propane and electricity. The cost of such commodities may fluctuate widely, and we may experience shortages in commodity items as a result of commodity availability, increased demand, weather conditions and natural disasters, as well as other factors outside of our control. Higher prices for natural gas, propane, electricity and fuel also may increase our production and delivery costs. The prices charged for our products may not reflect changes in our freight, commodity and energy costs at the time they occur or at all. Accordingly, changes in freight, commodity or energy costs may limit our ability to maintain existing margins and may have a material adverse effect on our financial condition, results of operations and cash flows. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our financial condition, results of operations and cash flows could be adversely affected.
Our Refrigerated Food segment’s operating results are significantly affected by egg, sow, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely. In addition, our Refrigerated Food segment’s cheese and butter products are affected by milk price supports established by the USDA. Although steps can be taken to mitigate the effects of changes in raw material costs, fluctuations in prices are outside of our control, and changes in the price of such items may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Certain supply and demand disruptions, such as those resulting from diseases affecting livestock and those experienced with the 2015 avian influenza outbreak, could create an inability to keep selling prices in line with input costs and may result in significant fluctuations in operating profit margins.
Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Intangibles and goodwill expected to contribute indefinitely to our cash flows are not amortized, but our management reviews them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. In fiscal 2018, we had an impairment of other intangible assets and no impairment of goodwill. In fiscal 2017, we had an impairment of goodwill and no impairment of other intangible assets. In fiscal 2016, we had no impairments of goodwill or other intangible assets. We could have additional impairments in the future. See further discussion of these impairments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Notes 2 and 7 within the “Notes to Consolidated Financial Statements” contained in this report.
Unsuccessful implementation of business strategies to reduce costs may adversely affect our financial condition, results of operations and cash flows.
Many of our costs, such as raw materials, energy and freight, are outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, our financial condition, results of operations and cash flows may be adversely impacted. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our financial condition, results of operations and cash flows may be adversely affected.

Economic downturns could limit consumer demand for our products.
The willingness of consumers to purchase our products depends in part on general or local economic conditions. In periods of economic uncertainty, consumers may purchase less of our products or may forgo certain purchases altogether. In those circumstances, we could experience a reduction in sales of our products. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect profit margins. Any of these events could have an adverse effect on our financial condition, results of operations and cash flows.
If our products become adulterated, misbranded or mislabeled or become contaminated, we might need to recall or withdraw those items and may experience product liability claims if consumers are injured.
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, tampering, mislabeling or other adulteration. Additionally, many of the raw materials used to make certain of our products, particularly eggs, pork, raw potatoes, grains and nuts, are vulnerable to contamination by naturally occurring molds and pathogens, such as salmonella. We may need to recall or withdraw some or all of our products if they become adulterated, mislabeled or misbranded, whether caused by us or someone in our supply chain. A recall or withdrawal could result in destruction of product inventory, negative publicity, temporary plant closings, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers or customers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability claim against us, could result in a loss of consumer or customer confidence in our food products. Although we have various insurance programs in place, any of these events and/or a loss of consumer or customer confidence could have an adverse effect on our financial condition, results of operations and cash flows.
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
The food industry is subject to a variety of federal, state and foreign laws and regulations, including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling and distribution, as well as those related to worker health and workplace safety. Our activities, both inside and outside of the United States, are subject to extensive regulation. In the United States, we are regulated by, or our activities are affected by, among other federal and state authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). In Europe, we are regulated by, among other authorities, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health Officers and Trading Standards Officers and their equivalents in other European Union member states. We also are regulated by similar authorities elsewhere in the world. Governmental regulations also affect taxes and levies, healthcare costs, energy usage and immigration and labor issues, any or all of which may have a direct or indirect effect on our business or the businesses of our customers or suppliers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children.
The impact of current laws and regulations, changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers, causing our financial condition, results of operations and cash flows to be adversely affected. As specific examples, some states have passed laws that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, revocations of required licenses, injunctions or recalls, as well as potential criminal sanctions, any or all of which could have a material adverse effect on our business.
We continue to examine the impact that the enacted tax reform legislation, commonly referred to as the United States Tax Cuts and Jobs Act, may have on our business or our future results of operations, profitability, financial condition and cash flows. In addition, the United States, Canada and Mexico have renegotiated the North American Free Trade Agreement. Impacts of the changes brought about by the new agreement, named the United States, Mexico, Canada Agreement (the “USMCA”), for which the language has not yet been finalized, are not currently known. However, given the integrated nature of our North American operations and supply chain, we continue to monitor closely the status and implementation of the USMCA.
Certain of our Active Nutrition and Refrigerated Food products are subject to a higher level of regulatory scrutiny, resulting in increased costs of operations and the potential for delays in product sales.
Some of our Active Nutrition products are regulated by the FDA as dietary supplements, which are subject to different FDA regulations and levels of regulatory scrutiny. Certain of our Refrigerated Food’s meat and egg products are subject to continuous on-site inspections by the USDA. It also is possible that federal, state or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties. If we are found to be significantly out of compliance, an enforcement authority could issue a warning letter and/or institute enforcement actions that could result in additional costs, substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall product or otherwise remove product from the market, and temporarily cease its manufacture and distribution, which would increase our costs and reduce our revenues. Any product liability claims resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations.
Loss of, a significant reduction of purchases by or bankruptcy of a major customer may adversely affect our financial condition, results of operations and cash flows.
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for approximately 13% of our net sales in fiscal 2018. Walmart also is the largest customer of our Post Consumer Brands segment, accounting for approximately 29% of Post Consumer Brands’ net sales in fiscal 2018. The largest customers of our Weetabix segment, Tesco, Asda, Morrison’s and Sainsbury’s, accounted for approximately 52% of Weetabix’s net sales in fiscal 2018. Additionally, the largest customers of our Refrigerated Food segment, Sysco and US Foods, accounted for approximately 27% of its net sales in fiscal 2018, and the largest customers of our Active Nutrition segment, Costco and Sam’s Club, accounted for approximately 59% of the Active Nutrition segment’s net sales in fiscal 2018. The largest customer of our historical Private Brands segment, Whole Foods, accounted for approximately 16% of Private Brands’ net sales in fiscal 2018.
The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, club stores, super centers and mass merchandisers. The competition to supply products to these high-volume stores is intense. Currently, we do not have long-term supply agreements with a substantial number of our retail customers, including our largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of merchandise purchased from us, sell another national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our financial condition, results of operations and cash flows. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our financial condition, results of operations and cash flows may be adversely affected.
Consolidation in the retail and foodservice distribution channels, and competitive, economic and other pressures facing our customers, may hurt our profit margins.
Over the past several years, the retail and foodservice channels have undergone significant consolidations and mass merchandisers and non-traditional retailers are gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands and increased promotional programs. If we are unable to respond to these requirements, our profitability or volume growth could be negatively impacted. Additionally, if any of our existing retailer or distributor customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired retailer or distributor. Further, the economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels like e-commerce, and our customers’ responses to those changes could impact our businesses. The consolidation in the retail and foodservice channels also increases the risk that adverse changes to our customers’ business operations or financial performance would have a material adverse effect on us.
We will be required to make a cash payment to former Bob Evans stockholders who demanded appraisal of their shares and have not withdrawn their demands, and such payment could exceed the merger consideration that we would have paid to such stockholders.
In connection with our acquisition of Bob Evans, we have not paid any merger consideration to former holders of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands. If such appraisal proceedings reach a verdict, such stockholders that are determined to have validly perfected their appraisal rights will be entitled to a cash payment equal to the fair value of their shares, plus statutory interest, as determined by the Delaware Court of Chancery. The amounts that we may be required to pay to such stockholders in connection with the demands for appraisal and appraisal proceedings is uncertain at this time, but could be greater than the merger consideration to which such stockholders would have been entitled had they not demanded appraisal.
Pending and future litigation may impair our reputation or lead us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our financial condition, results of operations and cash flows.
Although we have various insurance programs in place, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are currently dependent on third party manufacturers to manufacture many products for our business. Our business could suffer as a result of a third party manufacturer’s inability to produce our products for us on time or to our specifications.
Our business relies on independent third parties for the manufacture of many products, such as shakes, protein bars and powders, breakfast drinks, certain cereal and granola products and certain refrigerated food products. Our business could be materially affected if we fail to develop or maintain our relationships with these third parties, if these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties ceases doing business with us or goes out of business. Additionally, we cannot be certain that we will not experience operational difficulties with these third party manufacturers, such as increases in manufacturing costs, reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failure to meet production deadlines. The inability of a third party manufacturer to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business. While certain of our relationships with these third parties are subject to minimum volume commitments, whereby the third party manufacturer has committed to produce and we have committed to purchase a minimum quantity of product, we may nonetheless experience situations where such manufacturers are unable to fulfill their obligations under our agreements.
Our historical Private Brands business has been separately capitalized with an unaffiliated third party, over which we have less control.
As a result of the completion of the previously announced transaction involving our historical Private Brands business, we hold 6.05 million shares of 8th Avenue Class B common stock, and THL holds 3.95 million shares of 8th Avenue Class A common stock and 2.5 million shares of 8th Avenue Series A preferred stock. Although we hold a substantial majority of the voting power of 8th Avenue’s common stock and have the power to appoint a majority of the members of 8th Avenue’s board of directors, THL holds certain corporate governance and other rights with respect to 8th Avenue, and we cannot control the actions of THL. THL may have economic or business interests or goals that are inconsistent with our business interests or goals. Differences in views among THL and us may result in delayed decisions or disputes. THL’s interest could be sold to a third party, or 8th Avenue or its subsidiaries could be disposed of, in whole or in part, to third parties. These factors could potentially adversely impact the business and operations of 8th Avenue and, in turn, our business and operations.
Our historical financial information may not be indicative of our future financial performance as a result of the transaction involving our historical Private Brands business. In addition, if our investment in 8th Avenue is not profitable, our financial condition and results of operations could be adversely impacted.
As of October 1, 2018, in connection with the transaction involving our historical Private Brands business, 8th Avenue and its subsidiaries were deconsolidated from our financial statements. As a result, our balance sheets and statements of operations following the deconsolidation will not be comparable to the balance sheets and statements of operations reflected in our historical financial statements for periods prior to deconsolidation.
In addition, as of October 1, 2018, we hold 60.5% of the common equity of 8th Avenue. The 60.5% retained interest in 8th Avenue is accounted for using the equity method, and the carrying value of the investment in 8th Avenue will be included on our balance sheet and returns from our investment in 8th Avenue will be included in our results of operations. If our investment in 8th Avenue is not profitable, our financial condition and results of operations could be adversely impacted.
We are subject to certain continuing obligations, including indemnification obligations and lease guarantor obligations, related to the sale of the Bob Evans restaurants business that could adversely affect our financial condition, results of operations and cash flows.
In April 2017, prior to our acquisition of Bob Evans, Bob Evans completed the sale and separation of its restaurants business (the “Bob Evans Restaurants Transaction”) to Bob Evans Restaurants, LLC, a Delaware limited liability company formed by affiliates of Golden Gate Capital Opportunity Fund, L.P. (the “Bob Evans Restaurants Buyer”), pursuant to a sale agreement between Bob Evans and the Bob Evans Restaurants Buyer (the “Restaurants Sale Agreement”). As a result of our acquisition of Bob Evans, we have the obligation to indemnify the Bob Evans Restaurants Buyer for certain breaches of the Restaurants Sale Agreement and certain other liabilities set forth in the Restaurants Sale Agreement.
In addition, in connection with the Bob Evans Restaurants Transaction, the Bob Evans Restaurants Buyer assumed the lease obligations of the Bob Evans restaurants business. However, as part of a sale leaseback transaction of 143 of Bob Evans’s restaurant properties that Bob Evans completed in 2016, Bob Evans and one of its wholly-owned subsidiaries entered into payment and performance guaranties relating to the leases on such restaurant properties, which remained in place after the completion of the Bob Evans Restaurants Transaction. Although the Bob Evans Restaurants Buyer assumed responsibility for the payment and performance obligations under the leases on the sale leaseback properties, under the terms of the guaranties, we remain liable for payments due under these leases if the Bob Evans Restaurants Buyer fails to satisfy its lease obligations. Any such unexpected expenses related to our obligations under the payment and performance guaranties or under the Restaurants Sale Agreement could adversely affect our financial condition, results of operations and cash flows.
Our Post Consumer Brands and Weetabix segments operate in the mature RTE cereal category, and the failure or weakening of this category could materially adversely affect our financial condition, results of operations and cash flows.
Our Post Consumer Brands and Weetabix segments together produce and distribute branded, licensed and private label RTE cereals and hot cereals, other cereal-based food products and muesli, selling products to grocery stores, discounters, big box retailers, foodservice distributors, wholesalers and convenience stores across the United States, Puerto Rico, Canada, Mexico, the U.K., Ireland and the rest of the world. The RTE cereal category has experienced weakness in recent years, and we expect this trend may continue. Although we expect to achieve synergies in connection with our acquisition of the Weetabix Group, continuing weakness in the RTE cereal category, or the weakening of our major products competing in this category, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our sales and profit growth is dependent upon our ability to expand existing market penetration and enter into new markets.
Successful growth depends in part on our ability to add new retail customers, as well as expand the number of products sold through existing retail customers. This would include expanding the number of our items they offer for sale and product placement. The expansion of the business of our existing segments depends on our ability to obtain new, or expand our business with existing, large-account customers, such as grocery store chains and mass merchandisers. Our failure to obtain new, or expand our business with existing, large-account customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Termination of our material intellectual property licenses could have a material adverse effect on our business.
We market certain of our products in the United States, Canada, the U.K. and several other locations pursuant to intellectual property license agreements. These licenses give us the right to use certain names, characters and logos in connection with our products and to sell the products in certain regions. If we were to breach any material term of these license agreements and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the names, characters and logos for this reason or any other reason, or if a licensor decided not to renew a license agreement upon the expiration of the license term, the loss of such rights could have a material adverse effect on our business.
Our private label products may not be able to compete successfully with nationally branded products.
Several of our segments produce and distribute private label products. In many cases, competitors with nationally branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers and distributors becomes more challenging because the price differential between private label products and branded products may become less significant. Competitive pressures or promotions of branded products could cause us or our customers to lose sales, which may require us to lower prices or increase the use of our own discounting or promotional programs, each of which would adversely affect our margins, financial condition, results of operations, profitability and cash flows.
Disruption of our supply chain and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
In coordination with our suppliers, business partners and contract manufacturers, our ability to make, move and sell products is critical to our success. Damage or disruption to our collective manufacturing or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, fire, explosion, cyber-attacks, terrorism, pandemics, strikes, repairs or enhancements at our facilities or other reasons could impair our ability to manufacture, sell or timely deliver our products.
In addition, the manufacturing capabilities for certain of our products are concentrated at certain of our facilities and with certain third party manufacturers. If we had to close or limit production of all or part of the operations at one or more of such facilities for any reason, or if certain of these third party manufacturers were unable to produce our desired quantities, we may be unable to increase production at our other facilities or with other third party manufacturers in a timely manner, which could adversely affect our financial condition, results of operations and cash flows.

Changes in weather conditions and natural disasters also may affect the cost and supply of commodities and raw materials, including grains, eggs, sows, potatoes, nuts, corn syrup and sugar. Additionally, these events can result in lower recoveries of usable raw materials. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a commodity or raw material is sourced from a single location, could adversely affect our business, financial condition, results of operations and cash flows and/or require additional resources to restore our supply chain.
Our international operations subject us to additional risks.
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our business. These risks include:

•	restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•	unfavorable changes in tariffs, quotas, trade barriers or other export or import restrictions;

•	unfavorable foreign exchange controls and currency exchange rates;

•	increased exposure to general market and economic conditions outside of the United States;

•	political and economic uncertainty and volatility;

•
the potential for substantial penalties and litigation related to violations of a wide variety of laws, treaties and regulations, including anti-corruption regulations (including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act) and privacy laws and regulations (including the European Union’s General Data Protection Regulation);

•	the difficulty and costs of designing and implementing an effective control environment across diverse regions and employee bases;

•	the difficulty and costs of maintaining effective data security; and

•	unfavorable and/or changing foreign tax treaties and policies.
Our financial performance on a United States dollar denominated basis is subject to fluctuations in currency exchange rates. Our principal exposure is to the British pound sterling, the Canadian dollar and the Euro.
United States and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
United States and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. Events affecting the credit markets also have had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow more money, if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Changing currency exchange rates may adversely affect our financial condition, results of operations and cash flows.
We have operations and assets in the United States as well as foreign jurisdictions, and a portion of our contracts and revenues are denominated in foreign currencies. Our consolidated financial statements are presented in United States dollars. We therefore must translate our foreign assets, liabilities, revenue and expenses into United States dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the United States dollar may negatively affect the value of these items in our consolidated financial statements. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our consolidated financial condition, results of operations and cash flows may be negatively affected.
The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.
The results of the referendum relating to the membership of the U.K. in the European Union, advising for the exit of the U.K. from the European Union (“Brexit”), may cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently.

The measures could potentially disrupt the markets we serve and may cause us to lose customers, suppliers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate.
These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Agricultural diseases or pests could harm our business.
Many of our business activities are subject to a variety of agricultural risks, including diseases and pests, which can adversely affect the quality and quantity of the raw materials we use, as well as the products we produce and distribute. Any actual or potential contamination of our products could result in product recalls, market withdrawals, safety alerts, cessation of manufacturing or distribution or, if we fail to comply with applicable FDA, USDA or other regulatory authority requirements, enforcement actions. We also could be subject to product liability claims or adverse publicity if any of our products are alleged to have caused illness or injury.
Avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. In 2015, an avian influenza outbreak occurred in the midwest of the United States affecting a substantial portion of our owned and third party contracted flocks. Although we utilize biosecurity measures at our layer locations to protect against disease exposures, if our facilities are exposed to diseases and pests, such exposure could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Diseases affecting livestock occasionally impact sow supply, which also could adversely affect our business, prospects, financial condition, results of operations and cash flows.
We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel or experience turnover of our management team.
We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. If we lose key personnel or one or more members of our senior management team, or if we fail to attract new employees, our business, financial condition, results of operations and cash flows could be harmed.
Labor strikes or work stoppages by our employees could harm our business.
Some of our full-time production, maintenance and warehouse employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our financial condition, results of operations and cash flows could be adversely affected. In addition, we could be subject to unionization efforts at our non-union facilities. Increased unionization of our workforce could lead to disruptions in our business, increases in our operating costs and constraints on our operating flexibility.
In the event of a work stoppage, we have contingency plans in place to hire additional labor or manufacture products in other locations to mitigate disruption to our business. However, there are limitations inherent in any plan to mitigate disruption to our business in the event of a work stoppage and, particularly in the case of a prolonged work stoppage, there can be no assurance that it would not have a material adverse effect on our financial condition, results of operations and cash flows.
We may experience losses or be subject to increased funding and expenses to our qualified pension and other postretirement plans, which could negatively impact profits.
We maintain qualified defined benefit plans in the United States, Canada and the U.K. primarily for our Post Consumer Brands and Weetabix businesses, and we are obligated to ensure that these plans are funded or paid in accordance with applicable regulations. In the event the assets in which we invest do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to these plans and recognize increased expense on our financial statements.
Increases in costs of medical and other employee health and welfare benefits may reduce our profitability.
With approximately 9,790 employees as of November 1, 2018 (which excludes the employees of our unconsolidated subsidiaries), our profitability may be substantially affected by costs of medical and other health and welfare benefits for these employees as well as certain former employees. Although we try to control these costs, they can vary because of changes in health care laws and experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase could negatively affect our profitability.

Technology failures, cybersecurity incidents and corruption of our data privacy protections could disrupt our operations and negatively impact our business.
We rely on information technology networks and systems to process, transmit and store operating and financial information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and control costs. Furthermore, a significant portion of the communications between our personnel, customers and suppliers depends on information technology. Some of our information technology needs are outsourced to third parties. Our and our third party vendors’ information technology systems may be vulnerable to a variety of interruptions due to events beyond our or their control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, power outages, computer viruses and malware, hardware or software failures, cybersecurity incidents, hackers and other security issues. Such interruptions could negatively impact our business.
If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, or if one of our third party service providers fails to provide the services we require, we could be subject to billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. If any of our significant information technology systems suffers severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, results of operations and cash flows may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation and reputational damage from leaks of confidential or personal information. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect them to continue.
We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding data privacy, data protection and data security. A data breach or inability on our part to comply with such laws, regulations, guidelines and principles, or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant liabilities and reputational harm. Several foreign governments, including the European Union, have laws and regulations dealing with the collection and use of personal information obtained from their data subjects, and we could incur substantial penalties or litigation related to violations of such laws and regulations. In addition, our efforts to comply with such laws and regulations may impose significant costs and challenges on us.
Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, copyrights and licenses, to be a significant and valuable asset of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as exclusive and nonexclusive licensing agreements, third party nondisclosure, confidentiality and assignment agreements and the policing of third party misuses of our intellectual property. Our failure or inability to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm our business. In addition, as certain of our trademarks and trade names are subject to nonexclusive licenses and are shared and used by third parties, negative events outside of our control could have an adverse impact on us, our results of operations, our financial condition and our cash flows.
We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could require us to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any or all of which could have a negative impact on our operating profits and harm our future prospects.
We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. In addition, our Refrigerated Food business is subject to particular federal and state requirements governing animal feeding operations and the management of animal waste. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, future laws may more stringently regulate the emission of greenhouse gases, particularly carbon dioxide and methane. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business.
Future events, such as new or more stringent environmental laws and regulations, new environmental claims, the discovery of currently unknown environmental conditions requiring response action or more vigorous interpretations or enforcement of existing environmental laws and regulations, might require us to incur additional costs that could have a material adverse effect on our financial condition, results of operations and cash flows.
Climate change, or legal or market measures to address climate change, may negatively affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If any of these climate changes has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, including wheat, oats and other grain products, dairy-based proteins, eggs and sows. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in damage and disruptions to our manufacturing operations and distribution channels. The increasing concern over climate change also may result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases. If such laws are enacted, we may experience significant increases in our costs of operation and delivery. As a result, climate change could negatively affect our business and operations.
Our actual operating results may differ significantly from our guidance.
From time to time, we release guidance regarding our future performance, the future performance of some or all of our unconsolidated subsidiaries or the expected future performance of companies or businesses that we have agreed to acquire. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and the factors described under “Cautionary Statement on Forward-Looking Statements” in our current and periodic reports filed with the SEC. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the risks or uncertainties set forth in this report could result in actual operating results being different than the guidance, and such differences may be adverse and material.
If we are unable to continue to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires any company subject to the reporting requirements of the United States securities laws to perform a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting and our independent registered public accounting firm is required to issue an opinion on its audit of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules.

During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the annual deadline imposed by SOX. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. In addition, in the event we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2018, management determined that our internal control over financial reporting was effective.
Actions of shareholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on our business.
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
We have a significant amount of debt. We had $7,917.4 million in aggregate principal amount of total debt as of September 30, 2018, which includes $625.0 million borrowed under a bridge loan facility that was assumed by 8th Avenue upon the closing of the transaction involving our historical Private Brands business on October 1, 2018 (the “Bridge Loan”) and was classified as held for sale as of September 30, 2018. Additionally, our secured revolving credit facility has borrowing capacity of $781.5 million at September 30, 2018 (all of which would be secured when drawn).
Our overall leverage and the terms of our financing arrangements could:

•
limit our ability to obtain additional financing in the future for working capital, for capital expenditures, for acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward;

•	make it more difficult for us to satisfy our obligations under the terms of our financing arrangements;

•	trigger limitations on our ability to deduct interest paid on such indebtedness;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

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
Our credit agreement contains customary financial covenants, including a covenant requiring us to maintain a senior secured leverage ratio (as defined in our credit agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in our credit agreement) exceeds 30% of our revolving credit commitments. Our credit agreement permits us, subject to certain exceptions, to incur additional unsecured debt only if, among other conditions, our pro forma consolidated interest coverage ratio, calculated as provided in our credit agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. The indentures that govern our senior notes, subject to certain exceptions, contain a similar restriction.
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
Certain of our subsidiaries may not be subject to the restrictive covenants in our debt.
We have designated 8th Avenue and the subsidiaries of 8th Avenue as unrestricted subsidiaries under our credit agreement and senior note indentures. Any subsidiary that is designated as unrestricted is not a guarantor under our credit agreement or under our senior note indentures, and the assets of our unrestricted subsidiaries may not be available to us to pay our obligations on our indebtedness until all of the liabilities of the unrestricted subsidiaries have been paid in full.
To service our indebtedness and other cash needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to pay interest on our outstanding senior notes, to satisfy our other debt obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.
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
Increases in interest rates may negatively affect earnings.
As of September 30, 2018, the aggregate principal amount of our debt instruments with exposure to interest rate risk was $2,797.5 million, based on the outstanding debt balance of our term loan and the $625.0 million Bridge Loan, which was classified as held for sale. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. In May 2017, we entered into $1,000.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR rate base, beginning on May 24, 2017 and ending on May 24, 2024. As of September 30, 2018, each one hundred basis points change in LIBOR rates would result in an approximate $18.0 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $1,000.0 million in interest rate swap agreements.
With the closing of the 8th Avenue transaction on October 1, 2018, the Company assigned the $625.0 million Bridge Loan to 8th Avenue, repaid approximately $863.0 million of the Company’s term loan and subsequently terminated $800.0 million of the Company’s related long-term interest rate swap agreements. After giving effect to these transactions, each one hundred basis points change in LIBOR rates would result in an approximate $11.0 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk.
Risks Related to Our Common Stock
Your percentage ownership in Post may be diluted in the future.
As with any publicly traded company, our shareholders’ percentage ownership in Post may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees and the accelerated vesting of other equity awards. For a more detailed description of our equity incentive plan, see “Executive Compensation” in Item 11 of this report.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks and uncertainties discussed in this report or for reasons unrelated to our performance, such as reports by industry analysts, investor perceptions or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions.
Provisions in our articles of incorporation and bylaws and provisions of Missouri law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.
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
We own many of our manufacturing facilities. Certain of our owned real properties are subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes our facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. We generally believe our facilities, with our announced plans for expansion, provide adequate capacity for current and anticipated future customer demand.
Post Consumer Brands
The main administrative office for Post Consumer Brands, which we own, is located in Lakeville, Minnesota. Post Consumer Brands also leases administrative office space in Bentonville, Arkansas and Toronto, Canada.
Post Consumer Brands has nine owned manufacturing facilities located in Asheboro, North Carolina; Battle Creek, Michigan; Clinton, Massachusetts; Jonesboro, Arkansas; Niagara Falls, Ontario; St. Ansgar, Iowa; Tremonton, Utah and two facilities, in addition to warehouse space, in Northfield, Minnesota. Post Consumer Brands also leases land for another owned manufacturing facility located in Cobourg, Ontario. Post Consumer Brands maintains approximately 4.4 million square feet of warehouse and distribution space throughout the United States and Canada, approximately 1.0 million of which is owned by us and approximately 3.4 million of which is leased by us.
Weetabix
Weetabix has four owned manufacturing facilities in the U.K. in Burton Latimer, Corby and Ashton-under-Lyne. In addition, Weetabix’s joint ventures in Kenya and South Africa each own a manufacturing facility in those respective countries. Weetabix also leases office space in the United Arab Emirates, Spain and China, and leases warehouse space in China.
Refrigerated Food
The Refrigerated Food segment has administrative offices, which are leased, in Minnetonka, Minnesota; New Albany, Ohio and Rogers, Arkansas. Refrigerated Food has eight owned egg products production facilities in Illinois, Iowa, Minnesota, Nebraska and Oregon, and leases facilities for egg products production in Iowa, New Jersey, Pennsylvania and South Dakota. Additionally, the egg products business owns eight layer facilities in the United States. Refrigerated Food also owns sausage production plants in Hillsdale, Michigan and Xenia, Ohio. The Refrigerated Food business owns facilities in Chaska, Minnesota and Mars Hill, Maine, as well as leases a facility in North Las Vegas, Nevada, for its refrigerated potato products business. Refrigerated Food also leases manufacturing plants in Sulphur Springs, Texas, which produces ready-to-eat products, such as sandwiches, soups and gravies, and Lima, Ohio, which produces refrigerated mashed potatoes and other potato-based side dishes, macaroni and cheese and other pasta side dishes. In addition, Refrigerated Food owns a transportation facility in Springfield, Ohio and leases a transportation facility in Sunnyvale, Texas. The Refrigerated Food segment also owns a cheese processing and packaging facility and warehouse in Lake Mills, Wisconsin for its cheese and other dairy-case products business.
Active Nutrition
The Active Nutrition segment’s PNC administrative offices, which are leased, are located in Emeryville, California. PNC also leases offices and a development kitchen in Boise, Idaho. The Dymatize business has a leased administrative office in Dallas, Texas. Additionally, Active Nutrition owns a manufacturing facility in Voerde, Germany and leases office space in Munich, Germany; Bern, Switzerland and Manchester in the U.K.
Private Brands
Our historical Private Brands business owns manufacturing facilities in Fitzgerald, Georgia, which are used for peanut butter production and peanut blanching; in Carrington, North Dakota and New Hope, Minnesota, which are used for pasta production; and in Eugene, Oregon, which is used for granola production. Additionally, our historical Private Brands business leases manufacturing facilities in Blaine, Washington; Troy, Alabama; Markham, Ontario; Brampton, Ontario and Burnaby, British Columbia for nut butter and dried fruit and nut production. The historical Private Brands business also leases administrative offices in Eugene, Oregon; St. Louis, Missouri and Burnaby, British Columbia. Effective October 1, 2018, in connection with the transaction to separately capitalize 8th Avenue described under “Business” in Item 1 of this report, these properties are directly or indirectly owned or leased by 8th Avenue, of which Post owns 60.5% of the common equity.
ITEM 3.    LEGAL PROCEEDINGS
Antitrust claims
In late 2008 and early 2009, some 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. (“MFI”), a wholly-owned subsidiary of the Company, and some 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
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
Resolution of claims: (1) In December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0 million, which was approved by the district court in December 2017; (2) MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms in January 2017; and (3) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms. MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI.
Remaining portion of the case: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants have filed a second motion for summary judgment seeking dismissal of the claims, and that motion is currently pending.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the case could still result in a material adverse outcome.
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
Market for Common Stock and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “POST.” There were approximately 5,050 shareholders of record on November 1, 2018. We did not pay any cash dividends on our common stock during the years ended September 30, 2018 or 2017. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of fiscal 2018.
Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Post common stock, (b) the Russell 1000 index, and (c) a peer group composed of 12 United States-based public companies in the food and consumer packaged goods industries.
The peer group companies are: B&G Foods, Inc.; Brown-Forman Corporation; Coca-Cola Bottling Co.; Cott Corporation; Darling International Inc.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; J&J Snack Foods Corp.; Pinnacle Foods Inc.; Sanderson Farms, Inc.; Sunopta Inc. and TreeHouse Foods Inc. Snyder’s-Lance, Inc. was removed from the peer group for the most recent period as it was acquired in 2018 and is no longer a publicly traded company.
This graph covers the period from September 30, 2013 through September 28, 2018.

* $100 invested on 9/30/13 in stock or index.

Performance Graph Data

	Post ($)	Russell 1000 Index ($)	Peer Group ($)
9/30/2013	100.00	100.00	100.00
9/30/2014	82.19	116.70	112.39
9/30/2015	146.40	113.73	127.72
9/30/2016	191.16	127.97	131.57
9/29/2017	218.65	148.69	150.27
9/28/2018	242.85	171.85	150.65
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 of this report and is incorporated herein by this reference.

ITEM 6.    SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY
(in millions, except per share data)

	Year Ended September 30,
(dollars in millions, except per share data)	2018 (a)	2017 (a)	2016 (a)	2015 (a)	2014 (a)
Statements of Operations Data
Net sales	$6,257.2	$5,225.8	$5,026.8	$4,648.2	$2,411.1
Cost of goods sold	4,390.4	3,651.7	3,479.4	3,473.8	1,789.9
Gross profit	1,866.8	1,574.1	1,547.4	1,174.4	621.2
Selling, general and administrative expenses	975.2	867.4	839.7	734.1	459.5
Amortization of intangible assets	177.4	159.1	152.6	141.7	70.8
Impairment of goodwill and other intangible assets (b)	124.9	26.5	—	60.8	295.6
Other operating expenses, net	1.8	0.8	9.4	25.1	3.0
Operating profit (loss)	587.5	520.3	545.7	212.7	(207.7)
Interest expense, net	387.3	314.8	306.5	257.5	183.7
Loss on extinguishment of debt, net (c)	31.1	222.9	86.4	30.0	—
(Income) expense on swaps, net (d)	(95.6)	(91.8)	182.9	92.5	35.5
Earnings (loss) before income taxes and equity method loss	264.7	74.4	(30.1)	(167.3)	(426.9)
Income tax (benefit) expense (e)	(204.0)	26.1	(26.8)	(52.0)	(83.7)
Equity method loss, net of tax (f)	0.3	—	—	—	—
Net earnings (loss) including noncontrolling interest	468.4	48.3	(3.3)	(115.3)	(343.2)
Less: Net earnings attributable to noncontrolling interest (f)	1.1	—	—	—	—
Net earnings (loss)	467.3	48.3	(3.3)	(115.3)	(343.2)
Preferred stock dividends	(10.0)	(13.5)	(25.1)	(17.0)	(15.4)
Net earnings (loss) available to common shareholders	$457.3	$34.8	$(28.4)	$(132.3)	$(358.6)

Earnings (Loss) Per Share
Basic	$6.87	$0.51	$(0.41)	$(2.33)	$(9.03)
Diluted	$6.16	$0.50	$(0.41)	$(2.33)	$(9.03)

Statements of Cash Flows Data
Depreciation and amortization	$398.4	$323.1	$302.8	$272.8	$155.8
Cash provided (used) by:
Operating activities	$719.3	$386.7	$502.4	$451.6	$163.0
Investing activities	(1,676.9)	(2,090.8)	(196.1)	(1,248.7)	(3,793.6)
Financing activities	423.4	2,053.1	(4.5)	1,372.4	3,504.3

Balance Sheet Data
Cash and cash equivalents	$989.7	$1,525.9	$1,143.6	$841.4	$268.4
Working capital (excluding cash, cash equivalents, restricted cash and current portion of long-term debt)	435.8	403.5	303.2	317.6	362.3
Total assets	13,057.5	11,876.8	9,360.6	9,163.9	7,669.0
Debt, including short-term portion and amounts held for sale	7,868.8	7,171.2	4,563.5	4,470.9	3,794.0
Other liabilities	499.3	327.8	440.3	290.2	182.4
Total shareholders’ equity	3,060.5	2,789.7	3,008.6	2,976.0	2,283.2
____________

(a)
The data in these columns include results from acquisitions from the respective date of acquisition through September 30, 2018, as well as results from fiscal 2016 and 2015 divestitures from October 1, 2014 through the date of sale. For more information on our 2018, 2017 and 2016 acquisitions, see Note 4 within “Notes to Consolidated Financial Statements.” In fiscal 2016, the Company sold certain assets of its Michael Foods Canadian egg business. In fiscal 2015, the Company acquired the PowerBar and Musashi brands, ABC and MOM Brands, and sold the PowerBar Australia assets and the Musashi trademark. In fiscal 2014, the Company acquired Dakota Growers, Dymatize, Golden Boy and Michael Foods.

(b)
For information about the impairment of goodwill and other intangible assets for fiscal 2018, 2017 and 2016, see “Critical Accounting Policies and Estimates” and Notes 2 and 7 within “Notes to Consolidated Financial Statements.” In the year ended September 30, 2015, the Company recorded a goodwill impairment charge of $57.0 million related to its Active Nutrition segment, as well as impairment losses of $3.7 million and $0.1 million related to the Grape-Nuts brand and the 100% Bran brand, respectively. In the year ended September 30, 2014, the Company recorded goodwill impairment charges of $181.3 million and $31.3 million related to its Post Consumer Brands and Active Nutrition segments, respectively, as well as impairment losses of $34.4 million for the Post brand, $23.0 million for the Honey Bunches of Oats brand, $17.2 million for the Post Shredded Wheat brand and $8.4 million for the Grape-Nuts brand.

(c)
For information about losses on extinguishment of debt, net for fiscal 2018, 2017 and 2016, see Note 16 within “Notes to Consolidated Financial Statements.” In the year ended September 30, 2015, the Company expensed $30.0 million of debt issuance costs and unamortized debt discount related to the repayment of a portion its prior term loan.

(d)
For information about (income) expense on swaps, net for fiscal 2018, 2017 and 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 within “Notes to Consolidated Financial Statements.” In the years ended September 30, 2015 and 2014, Post recorded expense of $92.5 million and $35.5 million, respectively, related to non-cash mark-to-market adjustments on its interest rate swaps.

(e)
In fiscal 2018, the effective tax rate was impacted by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. For information about income tax (benefit) expense, see Note 9 within “Notes to Consolidated Financial Statements.”

(f)	For information about equity method investments, see Note 8 within “Notes to Consolidated Financial Statements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8 and the “Cautionary Statement on Forward-Looking Statements” on page 1.
OVERVIEW
We are a consumer packaged goods holding company, operating in five reportable segments as of September 30, 2018: Post Consumer Brands, Weetabix, Refrigerated Food, Active Nutrition and Private Brands. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and e-commerce.
Acquisitions
We completed the following acquisitions during fiscal 2018, 2017 and 2016:
Fiscal 2018

•	Bob Evans Farms, Inc. (“Bob Evans”), acquired January 12, 2018 and reported in our Refrigerated Food segment.
Fiscal 2017

•	National Pasteurized Eggs, Inc. (“NPE”), acquired October 3, 2016 and reported in our Refrigerated Food segment; and

•
Latimer Newco 2 Limited (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively the “Weetabix Group”), acquired July 3, 2017. The results of the Weetabix Group’s operations outside of North America (“Weetabix”) are reported as our Weetabix segment and the Weetabix Group’s North American operations (“Weetabix NA”) are reported in our Post Consumer Brands segment.

Fiscal 2016

•	Willamette Egg Farms (“WEF”), acquired October 3, 2015 and reported in our Refrigerated Food segment.
Due to the level of integration within the existing businesses, certain discrete financial data for businesses acquired in fiscal 2018, 2017 and 2016 is not available for the years ended September 30, 2018, 2017 and 2016.
Transaction Subsequent to Period End
On October 1, 2018, we completed the previously announced transactions (the “8th Avenue Transactions”) pursuant to the Transaction Agreement (the “Transaction Agreement”), dated as of August 2, 2018, among us, 8th Avenue Food & Provisions, Inc. (“8th Avenue”) and an affiliate of Thomas H. Lee Partners, L.P. Upon the closing of the 8th Avenue Transactions, 8th Avenue became the holding company for our private brands food products business, and we received total proceeds of $875.0 million, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. For additional information refer to Notes 4, 6 and 16 within “Notes to Consolidated Financial Statements” and “Business” in Item 1.
Segment Reorganization
During the second quarter of fiscal 2018, the Company reorganized its operating segments, which resulted in reorganized reportable segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” At September 30, 2018, the Company’s reportable segments were as follows:

•	Post Consumer Brands: North American ready-to-eat (“RTE”) cereal business;

•	Weetabix: RTE cereal and the branded muesli business sold and distributed primarily outside of North America;

•	Refrigerated Food: refrigerated foodservice, primarily egg and potato, and refrigerated retail, inclusive of side dishes, egg, cheese and sausage;

•	Active Nutrition: protein shakes, bars and powders and nutritional supplements; and

•	Private Brands: peanut and other nut butters, dried fruit and nut products, granola and pasta.
All historical segment results reported herein have been reclassified to conform with the September 30, 2018 presentation.

RESULTS OF OPERATIONS

	Fiscal 2018 compared to 2017				Fiscal 2017 compared to 2016
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$6,257.2	$5,225.8	$1,031.4	20%	$5,225.8	$5,026.8	$199.0	4%

Operating Profit	$587.5	$520.3	$67.2	13%	$520.3	$545.7	$(25.4)	(5)%
Interest expense, net	387.3	314.8	(72.5)	(23)%	314.8	306.5	(8.3)	(3)%
Loss on extinguishment of debt, net	31.1	222.9	191.8	86%	222.9	86.4	(136.5)	(158)%
(Income) expense on swaps, net	(95.6)	(91.8)	3.8	4%	(91.8)	182.9	274.7	150%
Income tax (benefit) expense	(204.0)	26.1	230.1	882%	26.1	(26.8)	(52.9)	(197)%
Equity method loss, net of tax	0.3	—	(0.3)	n/a	—	—	—	n/a
Less: Net earnings attributable to noncontrolling interest	1.1	—	(1.1)	n/a	—	—	—	n/a
Net Earnings (Loss)	$467.3	$48.3	$419.0	867%	$48.3	$(3.3)	$51.6	1,564%
Net Sales
Fiscal 2018 compared to 2017
Net sales increased $1,031.4 million, or 20%, during the year ended September 30, 2018. This increase was primarily due to the inclusion of incremental contributions from our current year acquisition of Bob Evans and our prior year acquisition of the Weetabix Group, combined with net sales growth in all of our segments for the year ended September 30, 2018. For further discussion, refer to “Segment Results” within this section.
Fiscal 2017 compared to 2016
Net sales increased $199.0 million, or 4%, during the year ended September 30, 2017. These increases were primarily due to the inclusion of incremental contributions from fiscal 2017 and 2016 acquisitions and net sales growth in our Premier Protein branded products, as well as increased net sales in our Pebbles and Malt-O-Meal RTE cereal brands, our side dishes business and our traditional and organic peanut butter products. The net sales growth was partially offset by reduced net sales in our other RTE cereal brands, other protein powder and bar brands and egg, cheese, pasta, dried fruit and nut and tree nut butter products. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Fiscal 2018 compared to 2017
Operating profit increased $67.2 million, or 13%, for the year ended September 30, 2018. In the years ended September 30, 2018 and 2017, operating profit was impacted by losses related to the impairment of goodwill and other intangible assets of $124.9 million and $26.5 million, respectively, and provisions for legal settlement of $17.3 million and $74.5 million, respectively. Additionally, the year ended September 30, 2017 was impacted by net foreign currency gains of $30.0 million related to cash held in Pounds Sterling to fund the fiscal 2017 acquisition of the Weetabix Group. Excluding these impacts in both years, operating profit increased $138.4 million, or 23%, primarily resulting from the inclusion of incremental segment profit contributions from our current year acquisition of Bob Evans and our prior year acquisition of the Weetabix Group, as well as increased segment profit within our Refrigerated Food, Active Nutrition and Private Brands segments for the year ended September 30, 2018, partially offset by a decrease in segment profit within our Post Consumer Brands segment. General corporate expenses and other, excluding the previously described foreign currency gains, were higher in the year ended September 30, 2018. For further discussion, refer to “Segment Results” within this section.
Fiscal 2017 compared to 2016
Operating profit decreased $25.4 million, or 5%, for the year ended September 30, 2017. Operating profit was impacted in the year ended September 30, 2017 by losses related to the impairment of goodwill of $26.5 million, a provision for legal settlement of $74.5 million (compared to $28.5 million in the year ended September 30, 2016) in the Refrigerated Food segment and net foreign currency gains of $30.0 million related to cash held in Pounds Sterling to fund the fiscal 2017 acquisition of the Weetabix Group. Excluding these impacts in both years, operating profit increased $17.1 million, or 3%, primarily resulting from the inclusion of incremental segment profit contributions from fiscal 2017 and 2016 acquisitions, as well as increased segment profit within our Post Consumer Brands and Active Nutrition segments for the year ended September 30, 2017, partially offset by a decrease in segment profit within our Refrigerated Food and Private Brands segments. In addition, general corporate expenses and other, excluding the previously described foreign currency gains, were higher in the year ended September 30, 2017. For further discussion, refer to “Segment Results” within this section.
Interest Expense, net
Interest expense increased $72.5 million, or 23%, for the year ended September 30, 2018 compared to the prior year. The increase was driven primarily by the increase in the principal balance of debt outstanding from debt issued in fiscal 2018 and 2017, partially offset by a decrease in our weighted-average interest rate resulting from a change in debt mix. Our weighted-average interest rate on our total outstanding debt was 5.0% and 5.5% for the years ended September 30, 2018 and 2017, respectively. We recorded $13.4 million of interest expense in the year ended September 30, 2018, with respect to the amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands (see Note 4 within “Notes to Consolidated Financial Statements”). No such interest expense was incurred in the year ended September 30, 2017. Additionally, interest expense includes (gains) losses reclassified from accumulated other comprehensive loss into earnings of $(2.3) million and $0.7 million in the years ended September 30, 2018 and 2017, respectively, related to our interest rate swaps that are designated as hedging instruments.
Interest expense increased $8.3 million, or 3%, for the year ended September 30, 2017, compared to the prior year. The increase was driven primarily by the increase in the principal balance of debt outstanding from debt issued in fiscal 2017 and 2016, partially offset by a decrease in our weighted-average interest rate resulting from a change in debt mix. Our weighted-average interest rate on our total outstanding debt was 5.5% and 6.8% for the years ended September 30, 2017 and 2016, respectively. Additionally, interest expense includes losses reclassified from accumulated other comprehensive loss into earnings of $0.7 million in the years ended September 30, 2017 related to our interest rate swaps that are designated as hedging instruments. There were no losses reclassified from accumulated other comprehensive loss into interest expense during the year ended September 30, 2016.
For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.
Loss on Extinguishment of Debt, net
During the years ended September 30, 2018, 2017 and 2016, we recognized net losses of $31.1 million, $222.9 million and $86.4 million, respectively, related to the extinguishment of debt.
For the year ended September 30, 2018, the net loss related to the extinguishment of the principal balance of our 6.00% senior notes due in December 2022, portions of the principal balances of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027, 5.00% senior notes due in August 2026 and 8.00% senior notes due in July 2025 and the amendment of our term loan. The loss included premiums and debt extinguishment costs paid of $33.7 million and the write-off of debt issuance costs of $9.7 million, partially offset by the write-off of an unamortized debt premium of $4.6 million and gains realized on debt repurchased at a discount of $7.7 million.
For the year ended September 30, 2017, the loss related to the extinguishment of the entire remaining principal balances of our 6.75% senior notes due in December 2021, 7.375% senior notes due in February 2022 and 7.75% senior notes due in March 2024 and a portion of the principal balance of our 8.00% senior notes due in July 2025. The loss included premiums of $219.8 million and the write-off of debt issuance costs of $18.6 million, partially offset by the write-off of unamortized debt premium of $15.5 million.
For the year ended September 30, 2016, the loss related to the extinguishment of a portion of our 7.375% senior notes due in February 2022 and the remaining balance of our prior term loan. The loss included a tender premium of $88.0 million and the write-off of debt issuance costs of $18.8 million, partially offset by the write-off of net unamortized debt premium and discount of $20.4 million.
For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements.”
(Income) Expense on Swaps, net
During the years ended September 30, 2018, 2017 and 2016, we recognized net (gains) losses of $(95.6) million, $(91.8) million and $182.9 million, respectively, on our interest rate swaps and cross-currency foreign exchange contracts that were not designated as hedging instruments. Of the total gains recognized in the year ended September 30, 2018, $(96.7) million related to non-cash mark-to-market adjustments, which was offset by $1.1 million related to cash settlements, both of which related to our interest rate swaps. Of the total gains recognized in the year ended September 30, 2017, $(93.6) million related to non-cash mark-to-market adjustments on our interest rate swaps, cross-currency swaps and foreign exchange forward contracts, which was offset by $1.8 million related to cash settlements on our interest rate swaps. Of the total losses recognized in the year ended

September 30, 2016, $182.4 million related to non-cash mark-to-market adjustments and $0.5 million related to cash settlements, both of which related to our interest rate swaps. For additional information on our interest rate swaps and cross-currency foreign exchange contracts, refer to Note 14 within “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.
Income Taxes
Our effective tax rate for fiscal 2018 was (77.1)% compared to 35.1% for fiscal 2017 and 89.0% for fiscal 2016. A reconciliation of income tax (benefit) expense with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
(dollars in millions)	2018	2017	2016
Computed tax (a)	$64.9	$26.1	$(10.5)
Enacted tax law and changes, including the Tax Act (a)	(270.9)	—	0.7
Non-deductible goodwill impairment loss	—	7.2	—
Non-deductible compensation	1.2	1.8	2.6
Non-deductible transaction costs	1.5	2.9	—
Domestic production activities deduction	(5.9)	—	(4.3)
State income taxes, net of effect on federal tax	5.6	0.8	(6.2)
Non-taxable interest income	(2.4)	(3.4)	(2.6)
Valuation allowances	4.1	4.8	3.8
Change in deferred tax rates	0.3	—	(2.0)
Uncertain tax positions	0.3	(0.5)	(2.0)
Sale and liquidation of Michael Foods Canadian egg business	—	—	(3.6)
Income tax credits	(2.3)	(1.4)	(1.5)
Rate differential on foreign income	(5.3)	(6.8)	(1.8)
Excess tax benefits for share-based payments	(1.8)	(6.2)	—
Other, net (none in excess of 5% of statutory tax)	6.7	0.8	0.6
Income tax (benefit) expense	$(204.0)	$26.1	$(26.8)

(a)
Fiscal 2018 federal income tax was computed using a blended U.S. federal corporate income tax rate of 24.5%. The fiscal 2018 tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), as discussed below. Fiscal 2017 and 2016 federal income tax was computed at the federal statutory rate of 35%.

In fiscal 2018, the effective tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The Securities and Exchange Commission (“SEC”) issued interpretive guidance regarding the Tax Act, which was codified by Accounting Standards Update (“ASU”) 2018-05 in March 2018. The Tax Act resulted in significant impacts to our accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacts a new U.S. federal corporate income tax rate of 21% that will fully go into effect for our fiscal 2019 tax year and is prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our fiscal 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. At the time these financial statements were issued, we had not completed the accounting for the tax effects related to the enactment of the Tax Act. However, provisional estimates were made in the following instances: (i) we remeasured our existing deferred tax assets and liabilities considering both the fiscal 2018 blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $281.2 million and (ii) we calculated the one-time transition tax and recorded provisional tax expense of $10.3 million. Full expensing of certain depreciable assets will result in a temporary difference as assets are placed in service.
The changes included in the Tax Act are broad and complex, and as such, the final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in current accounting standards for income taxes or related interpretations in response to the Tax Act or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts resulting from changes to fiscal 2018 earnings estimates and foreign exchange rates. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by December 31, 2018.

SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its operating profit before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, (gains)/losses on assets and liabilities held for sale, (gains)/losses on sale of plant and other unallocated corporate income and expenses.
Post Consumer Brands

	Fiscal 2018 compared to 2017				Fiscal 2017 compared to 2016
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$1,831.7	$1,742.5	$89.2	5%	$1,742.5	$1,728.2	$14.3	1%
Segment Profit	$329.2	$354.9	$(25.7)	(7)%	$354.9	$290.4	$64.5	22%
Segment Profit Margin	18%	20%			20%	17%
Fiscal 2018 compared to 2017
Net sales for the Post Consumer Brands segment increased $89.2 million, or 5%, for the year ended September 30, 2018, primarily due to the inclusion of an additional nine months of results of the Weetabix NA business in the year ended September 30, 2018, as compared to the prior year period. Excluding this impact, net sales increased 1% on 1% higher volumes. Volume increases were primarily due to gains in licensed products, driven by new product introductions and expanded distribution, as well as increases in Honey Bunches of Oats and governmental bid business. These increases were partially offset by decreases in Malt-O-Meal bags and kid and adult classic brands. Average net selling prices decreased primarily due to higher trade spending, which included increased slotting fees related to new product introductions, partially offset by a favorable product mix.
Segment profit for the year ended September 30, 2017 decreased $25.7 million, or 7%, compared to the prior year. The decrease in segment profit was primarily due to unfavorable manufacturing costs of $20.1 million, in part due to higher than expected conversion costs associated with new product introductions, which are expected to improve in future periods, increased co-manufacturing costs also associated with new product introductions and unplanned downtime at two of our facilities, which is not expected to be recurring. Segment profit was also negatively impacted by higher raw material costs of $8.9 million and higher freight costs of $17.0 million (excluding volume-driven increases). These negative impacts were partially offset by higher net sales, as previously discussed, lower advertising and consumer spending of $8.7 million and lower employee-related costs.
Fiscal 2017 compared to 2016
Net sales for the Post Consumer Brands segment increased $14.3 million, or 1%, for the year ended September 30, 2017, primarily due to the inclusion of Weetabix NA, which was acquired in July 2017, in the Post Consumer Brands segment. Excluding this impact, net sales decreased $13.8 million, or 1%. This decrease was primarily driven by 1% lower volumes. Volume declines were primarily due to reductions in government bid business, co-manufacturing, Honey Bunches of Oats and adult and kid classic brands, partially offset by increases in licensed products and Malt-O-Meal branded products. Average net selling prices increased driven by a favorable sales mix as branded volumes increased and lower margin co-manufacturing and governmental bid business volumes decreased, partially offset by higher trade spending.
Segment profit for the year ended September 30, 2017 increased $64.5 million, or 22%, compared to the prior year. The year ended September 30, 2017 included an operating loss of $6.4 million attributable to Weetabix NA. Excluding this impact, segment profit increased $70.9 million, or 24%, when compared to the prior year period. The increase in segment profit was primarily due to a 427 basis point improvement in segment profit margin, excluding Weetabix NA. This improvement was driven by reduced advertising and promotional spending of $30.2 million, lower material, manufacturing and freight costs of $26.8 million and $11.8 million lower integration costs in the year ended September 30, 2017, as compared to the prior year.
Weetabix

	Fiscal 2018 compared to 2017
			favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change
Net Sales	$423.4	$112.4	$311.0	277%
Segment Profit	$87.2	$14.5	$72.7	501%
Segment Profit Margin	21%	13%

Fiscal 2018 compared to 2017
Net sales for the Weetabix segment increased $311.0 million, or 277%, for the year September 30, 2018. This increase is due to the inclusion of an additional nine months of results in the year ended September 30, 2018, as compared to the prior year period. Volumes declined as compared to the same period (partially pre-acquisition) in the prior year, driven by decreased branded RTE cereal and Weetabix On The Go drink product volumes, partially offset by increased private label RTE cereal volumes. Net sales benefited from higher average net selling prices and a favorable foreign exchange translation rate compared to the prior year period. The increase in average net selling prices was driven by reduced trade spending, partially offset by an unfavorable product mix.
Segment profit increased $72.7 million, or 501%, for the year ended September 30, 2018. This increase was due to the inclusion of an additional nine months of results in the year ended September 30, 2018, as compared to the prior year period. Segment profit was positively impacted in the current year by increased average net selling prices, as previously discussed, as well as reduced advertising and consumer spending. These positive impacts were partially offset by decreased volumes and an unfavorable product mix, as previously discussed, inventory write-offs and higher depreciation and amortization expense resulting from acquisition-related valuation adjustments. Segment profit was negatively impacted in the prior year by an acquisition accounting related inventory valuation adjustment of $15.2 million, increased warehousing costs and start-up costs for a new sales office.
Fiscal 2017 compared to 2016
For the year ended September 30, 2017, the Weetabix segment contributed $112.4 million of net sales and $14.5 million of segment profit. Weetabix experienced strong volume growth in its branded business compared to the same period (pre-acquisition) in the prior year, driven by higher volumes of branded RTE cereal and Weetabix On The Go drink products. Private label volumes were flat as compared to the same period (pre-acquisition) in the prior year. Segment profit was positively impacted in fiscal 2017 by increased volumes, as previously discussed, and negatively impacted by an acquisition accounting related inventory valuation adjustment of $15.2 million, increased warehousing costs and start-up costs for a new sales office.
Refrigerated Food

	Fiscal 2018 compared to 2017				Fiscal 2017 compared to 2016
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$2,337.9	$1,870.8	$467.1	25%	$1,870.8	$1,917.4	$(46.6)	(2)%
Segment Profit	$247.6	$110.6	$137.0	124%	$110.6	$245.7	$(135.1)	(55)%
Segment Profit Margin	11%	6%			6%	13%
Fiscal 2018 compared to 2017
Net sales for the Refrigerated Food segment increased $467.1 million, or 25%, for the year ended September 30, 2018, primarily due to the inclusion of net sales from Bob Evans which was acquired in January 2018. Excluding this impact net sales increased $134.0 million, or 7%. Egg product sales were up $122.8 million, or 9%, with volume up 4%, due to increased volumes in the foodservice channel combined with higher average net selling prices resulting from higher market-based egg prices and improved product mix. Sales of side dishes were up $16.0 million, or 8%, with volume up 8%, due to volume gains in both the foodservice and retail channels. Cheese and other dairy case products sales were down $10.8 million, or 4%, with volume down 5%, primarily due to branded cheese distribution losses. Compared to the prior year (pre-acquisition) period, sales for our Bob Evans business were up, driven by increased refrigerated side dishes and sausage volumes, as well as the inclusion of incremental contribution from a prior year acquisition.
Segment profit increased $137.0 million, or 124%, for the year ended September 30, 2018. Segment profit was impacted in the current year period by the inclusion of operating profit of $14.5 million attributable to Bob Evans. Additionally, segment profit was impacted by provisions for legal settlement of $8.3 million and $74.5 million in the years ended September 30, 2018 and 2017, respectively (for additional information, refer to “Legal Proceedings” in Item 3 and Note 17 within “Notes to Consolidated Financial Statements”). Excluding these impacts, segment profit increased $56.3 million, or 30%, primarily due to increased volumes and higher average net selling prices, as previously discussed, partially offset by increased raw material and manufacturing costs, higher freight costs of $18.1 million (excluding volume-driven increases), increased employee-related expenses and higher integration costs of $4.8 million. Additionally, segment profit was negatively impacted by repair and clean-up expenses, lost revenue and corresponding lost margin related to modest service level issues resulting from a fire and municipal water boil order at two precooked egg facilities. For the year ended September 30, 2018, the total negative impact on segment profit for these items was $7.0 million. Segment profit for our Bob Evans business was negatively impacted in the year ended September 30, 2018 by integration costs of $7.9 million, an acquisition accounting-related inventory valuation adjustment of

$4.8 million and acquisition-related costs of $2.4 million. Excluding these impacts, Bob Evans contributed $29.6 million to segment profit for the year ended September 30, 2018.
Fiscal 2017 compared to 2016
Net sales for the Refrigerated Food segment decreased $46.6 million, or 2%, for the year ended September 30, 2017. Egg product sales, including the impact of the fiscal 2017 acquisition of NPE, were up 1%, with volume up 10%. Volumes increased due to incremental volume from NPE, as well as the impact of egg supply returning to levels consistent with those prior to the outbreak of avian influenza (“AI”) in 2015. Egg revenues increased due to incremental sales from NPE, offset by lower selling prices resulting from the reversal of price increases taken in the prior year to offset higher costs incurred as a result of AI and lower market-based egg prices. Sales of side dishes were up 7%, with volume up 8%, primarily due to volume gains in the foodservice channel. Cheese and other dairy case products sales were down 21% on 21% lower volumes, primarily due to branded cheese distribution losses and losses within the low-margin private label cheese business. Net sales for the Refrigerated Food segment were also impacted in the year ended September 30, 2017 by the absence of sales from our Michael Foods Canadian egg business ($9.6 million for the year ended September 30, 2016), which was sold in the second quarter of fiscal 2016.
Segment profit decreased $135.1 million, or 55%, for the year ended September 30, 2017. The decrease in segment profit was primarily due to a provision for legal settlements of $74.5 million in the year ended September 30, 2017, compared to $28.5 million in the year ended September 30, 2016 (for additional information, refer to “Legal Proceedings” in Item 3 and Note 17 within “Notes to Consolidated Financial Statements”). In addition, egg results decreased compared to fiscal 2016 due to lower net selling prices, as previously discussed. Cheese and dairy results decreased $9.5 million as a result of lost volume, as previously discussed. These decreases were partially offset by favorable side dishes results compared to the prior year.
Active Nutrition

	Fiscal 2018 compared to 2017				Fiscal 2017 compared to 2016
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$827.5	$713.2	$114.3	16%	$713.2	$574.7	$138.5	24%
Segment Profit	$124.4	$96.4	$28.0	29%	$96.4	$44.7	$51.7	116%
Segment Profit Margin	15%	14%			14%	8%
Fiscal 2018 compared to 2017
Net sales for the Active Nutrition segment increased $114.3 million, or 16%, for the year ended September 30, 2018, primarily attributable to protein shake and other ready-to-drink (“RTD”) product volumes, which were up 26%, driven by increased consumption and distribution of shakes, as well as new product introductions. Volumes were down 10% for powders, primarily due to weakness in the domestic specialty and club channels, partially offset by distribution gains in the mass, grocery and e-commerce channels. Volumes were down 22% for bars, primarily due to lost distribution in North America.
Segment profit increased $28.0 million, or 29%, for the year ended September 30, 2018. Segment profit in the year ended September 30, 2018 was impacted by a litigation settlement accrual of $9.0 million. Excluding this impact, segment profit increased $37.0 million, or 38%. This increase was driven by higher volumes, as previously discussed, and lower advertising and consumer spending of $9.7 million, partially offset by higher raw material costs of $2.3 million, increased freight costs of $8.4 million (excluding volume-driven increases) and increased employee-related expenses to support growth.
Fiscal 2017 compared to 2016
Net sales for the Active Nutrition segment increased $138.5 million, or 24%, for the year ended September 30, 2017, primarily attributable to protein shake and other RTD volumes, which were up 51%, fueled by increased consumption and distribution of protein shakes, as well as new product introductions. Volumes were down 6% for bars and down 1% for powders. Average net selling prices for the Active Nutrition segment were down primarily due to price reductions and higher trade spending in the year ended September 30, 2017.
Segment profit increased $51.7 million, or 116%, for the year ended September 30, 2017. This increase was driven by higher volumes, as previously described, and favorable input costs of $24.9 million, partially offset by $6.4 million higher advertising and consumer spending and increased employee-related expenses resulting from increased headcount to support growth.

Private Brands

	Fiscal 2018 compared to 2017				Fiscal 2017 compared to 2016
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net Sales	$848.9	$791.2	$57.7	7%	$791.2	$811.1	$(19.9)	(2)%
Segment Profit	$60.8	$58.1	$2.7	5%	$58.1	$71.4	$(13.3)	(19)%
Segment Profit Margin	7%	7%			7%	9%
Fiscal 2018 compared to 2017
Net sales for the Private Brands segment increased $57.7 million, or 7%, for the year ended September 30, 2018. Nut butter sales increased 4%, with volume up 1%, combined with a favorable sales mix due to increases in higher-priced organic peanut butter and tree nut butter volumes. Dried fruit and nut sales increased 36%, with volume up 21%, primarily due to gains in the retail sales channel, combined with increased average net selling prices as higher raw material costs were passed through to customers. Cereal and granola sales decreased 6%, with volumes remaining flat, due to an unfavorable sales mix and reduced average net selling prices. Average net selling prices declined due to increased low-margin sales to the Post Consumer Brands segment as the private brands cereal business was fully transitioned to Post Consumer Brands during fiscal 2018, as well as a change in customer mix. Pasta sales increased 4%, with volume up 1%, primarily due to increased foodservice, co-manufacturing and governmental bid business volumes, combined with increased average net selling prices as higher raw material costs were passed through to customers.
Segment profit increased $2.7 million, or 5%, for the year ended September 30, 2018, primarily due to higher volumes, a favorable sales mix and improved net selling prices, as previously discussed, as well as improved gross margins resulting from the decision to exit certain low-margin business. These positive impacts were partially offset by higher raw material costs (largely durum wheat and traditional peanuts), increased freight costs and higher employee costs related to increased headcount to support the reorganized segment. Segment profit for the year ended September 30, 2017 was negatively impacted by an inventory write-off related to a small oven fire, which occurred in May 2017.
Fiscal 2017 compared to 2016
Net sales for the Private Brands segment decreased $19.9 million, or 2%, for the year ended September 30, 2017. Pasta sales decreased 8%, with volume down 4%, primarily due to lower ingredient and government bid business volumes combined with increased average net selling prices as higher raw material costs were passed through to customers. Dried fruit and nut sales decreased 5%, with volume down 11%, driven by the decision to exit certain low-revenue business. Cereal and granola sales decreased 2%, on 1% lower volumes. These decreases were partially offset by increased nut butter sales, which increased 3%, with volume up 1%. Volume increases were primarily due to increases in tree nut butter and traditional and organic peanut butter, partially offset by decreases in roasting and granulation.
Segment profit decreased $13.3 million, or 19%, for the year ended September 30, 2017, primarily resulting from unfavorable manufacturing costs and lost revenue due to delays in adding additional granola capacity, as well as lower net sales, as previously discussed. These negative impacts were partially offset by lower raw materials costs in the year ended September 30, 2017. Segment profit was negatively impacted in the year ended September 30, 2016 by losses of $0.6 million on the disposal of fixed assets.
Other Items
General Corporate Expenses and Other

	Fiscal 2018 compared to 2017				Fiscal 2017 compared to 2016
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
General corporate expenses and other	$136.8	$87.7	$(49.1)	(56)%	$87.7	$106.5	$18.8	18%
Fiscal 2018 compared to 2017
General corporate expenses and other increased $49.1 million, or 56%, during the year ended September 30, 2018, primarily due to prior year net foreign currency gains of $30.0 million related to cash held in Pounds Sterling to fund the fiscal 2017 purchase of the Weetabix Group. Excluding this impact, general corporate expenses and other increased $19.1 million, or 16%. The increase was primarily related to integration costs related to the acquisition of Bob Evans of $6.1 million, increased restructuring and plant closure costs of $7.6 million (including accelerated depreciation of $3.9 million), higher stock-based compensation costs of $3.3 million and higher employee-related expenses to support growth. These negative impacts were partially offset by lower third party transaction costs of $6.6 million.
Fiscal 2017 compared to 2016
General corporate expenses and other decreased $18.8 million, or 18%, during the year ended September 30, 2017, primarily due to net foreign currency gains of $30.0 million related to cash held in Pounds Sterling to fund the fiscal 2017 purchase of the Weetabix Group, lower restructuring and plant closure costs of $6.5 million (including accelerated depreciation of $0.4 million) and lower outside professional services costs of $2.4 million. In addition, a gain on assets held for sale of $0.2 million was recorded in the year ended September 30, 2017 to adjust the carrying value of the assets to reflect the final sales price compared to losses on assets held for sale of $9.3 million in the prior year. These decreases were partially offset by increased third party acquisition and divestiture related costs of $22.0 million, primarily related to success fees expensed in conjunction with the Weetabix Group acquisition, higher stock-based compensation of $6.5 million and decreased gains related to mark-to-market adjustments on commodity hedges of $0.5 million.
Restructuring and Plant Closure
The table below shows the amount of restructuring and plant closure costs, including accelerated depreciation, attributable to each segment. These amounts are excluded from the measure of segment profit but are included in general corporate expenses and other. For additional information on restructuring costs, refer to Note 5 within “Notes to Consolidated Financial Statements.”

	Fiscal 2018 compared to 2017			Fiscal 2017 compared to 2016
dollars in millions	2018	2017	$ Change	2017	2016	$ Change
Post Consumer Brands	$6.4	$—	$(6.4)	$—	$1.7	$1.7
Weetabix	1.4	—	(1.4)	—	—	—
Active Nutrition	—	0.2	0.2	0.2	5.0	4.8
	$7.8	$0.2	$(7.6)	$0.2	$6.7	$6.5
(Gain)/Loss Assets and Liabilities Held for Sale
The table below shows the amount of net (gains) losses on assets and liabilities held for sale attributable to each segment. These amounts are excluded from the measure of segment profit but are included in general corporate expenses and other. In the year ended September 30, 2018, the book values of the assets and liabilities for 8th Avenue, reported herein as the Private Brands segment, and the Clinton, Massachusetts manufacturing facility, reported in the Post Consumer Brands segment, were both lower than fair value, therefore, no fair value adjustment was recorded at the time the assets and liabilities were classified as held for sale. Any final adjustments to the fair values of 8th Avenue and the Clinton, Massachusetts manufacturing facility will be recognized upon the closing of the 8th Avenue Transactions and the sale of the facility, respectively. For additional information on our assets and liabilities held for sale, refer to Note 6 within “Notes to Consolidated Financial Statements.”

	Fiscal 2018 compared to 2017			Fiscal 2017 compared to 2016
dollars in millions	2018	2017	$ Change	2017	2016	$ Change
Post Consumer Brands	$—	$—	$—	$—	$4.8	$4.8
Active Nutrition	—	(0.2)	(0.2)	(0.2)	4.5	4.7
	$—	$(0.2)	$(0.2)	$(0.2)	$9.3	$9.5
Impairment of Goodwill and Other Intangible Assets

	Fiscal 2018 compared to 2017			Fiscal 2017 compared to 2016
dollars in millions	2018	2017	$ Change	2017	2016	$ Change
Impairment of goodwill and other intangible assets	$124.9	$26.5	$(98.4)	$26.5	$—	$(26.5)
During the year ended September 30, 2018, we recorded a non-cash impairment charge of $124.9 million related to the Weetabix trademark, which is included in our Weetabix segment.
During the year ended September 30, 2017, we recorded a non-cash goodwill impairment charge totaling $26.5 million. The goodwill impairment charge related to Dymatize, which is reported in the Active Nutrition segment.

LIQUIDITY AND CAPITAL RESOURCES
In connection with funding acquisitions and managing our capital structure, we completed the following transactions (for additional information see Notes 4, 16 and 21 within “Notes to Consolidated Financial Statements”):
Fiscal 2018

•	$1,000.0 million principal value of 5.625% senior notes due in January 2028 issued

•	$218.7 million paid for repurchase of 2.8 million shares of the Company’s common stock

•	$630.0 million principal payment and $30.8 million premium payment made on the extinguishment of the 6.00% senior notes due in December 2022

•
$252.5 million principal payment made at a discount of $7.7 million to repurchase and retire portions of the principal balances of the 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027 and 5.00% senior notes due in August 2026

•	$15.3 million principal payment and $2.0 million premium payment made to repurchase and retire portions of the 8.00% senior notes due in July 2025

•
Amended our amended and restated credit agreement and certain joinders thereto (as further amended and restated, the “Credit Agreement”) such that the interest rate margin for the term loan under our Credit Agreement was reduced by 25 basis points, such that a term loan that is a Eurodollar Rate Loan accrues interest at the Eurodollar Rate plus 2.00% per annum and a term loan that is a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such terms are defined in our Credit Agreement)

•	Credit Agreement currently has outstanding letters of credit of $18.5 million which reduced the available borrowing capacity to $781.5 million at September 30, 2018

•
Amended our Credit Agreement to, among other things, permit us to designate each of 8th Avenue and its subsidiaries as an unrestricted subsidiary, permit the disposition of (and release of liens on) assets of and equity interests in the Company’s unrestricted subsidiaries and release such unrestricted subsidiaries as guarantors

•
$625.0 million principal value bridge loan obtained on September 24, 2018. On October 1, 2018, subsequent to the end of fiscal 2018, we closed the 8th Avenue Transactions and the bridge loan was assumed by 8th Avenue, releasing us from any obligations thereunder while we retained the proceeds from the bridge loan. In addition to the bridge loan proceeds, we received $250.0 million from affiliates of Thomas H. Lee Partners, L.P. as part of the 8th Avenue Transactions. The total $875.0 million of proceeds, net of debt issuance costs paid related to the bridge loan and other transaction costs, were used to pay down our existing term loan.

Fiscal 2017

•	$317.8 million paid for repurchase of 4.0 million shares of the Company’s common stock

•	$1,500.0 million principal value of 5.75% senior notes due in March 2027 issued, $41.2 million premium received

•	$1,000.0 million principal value of 5.50% senior notes due in March 2025 issued

•	$2,200.0 million principal value term loan issued

•
$2,070.5 million principal payment and $219.8 million premium payment made on extinguishment of the 6.75% senior notes due in December 2021, 7.375% senior notes due in February 2022 and 7.75% senior notes due in March 2024 and a portion of the 8.00% senior notes due in July 2025

•	Amended and restated our Credit Agreement, which provides for a revolving credit facility in an aggregate available principal amount of $800.0 million
Fiscal 2016

•	$1,750.0 million principal value of 5.00% senior notes due in August 2026 issued

•	$1,242.0 million principal payment and $88.0 million tender offer premium payment made on extinguishment of a portion of the 7.375% senior notes due in February 2022

•	$374.4 million term loan principal payoff

The following table shows cash flow data for fiscal years 2018, 2017 and 2016, which is discussed below.

	Year ended September 30,
(dollars in millions)	2018	2017	2016
Cash provided by operating activities	$719.3	$386.7	$502.4
Cash used in investing activities	(1,676.9)	(2,090.8)	(196.1)
Cash provided by (used in) financing activities	423.4	2,053.1	(4.5)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	33.3	0.4
Net (decrease) increase in cash and cash equivalents	$(536.2)	$382.3	$302.2
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all.
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
Operating Activities
Fiscal 2018 compared to 2017
Cash provided by operating activities for the year ended September 30, 2018 increased by $332.6 million compared to the year ended September 30, 2017, driven by incremental cash flows from our current year acquisition of Bob Evans and the prior year acquisition of the Weetabix Group and strong growth within our existing businesses, primarily in our Refrigerated Food and Active Nutrition segments. Additionally, cash provided by operating activities increased due to lower payments of advertising and consumer expenses and employee incentives, as well as lower payments for income taxes of $6.6 million, partially offset by increased interest payments of $40.3 million and an accelerated pension funding contribution of $29.6 million made to our qualified defined benefit plans in the United States. Operating cash flows in the year ended September 30, 2017 were negatively impacted by $103.0 million of legal settlements paid.
Fiscal 2017 compared to 2016
Cash provided by operating activities for the year ended September 30, 2017 decreased by $115.7 million compared to the year ended September 30, 2016. This decrease was driven by $103.0 million of legal settlements paid in the year ended September 30, 2017, increased payments of advertising and promotional expenses, increased employee incentive payments paid in the year ended September 30, 2017 on above target fiscal 2016 performance and increased interest payments of $24.0 million, partially offset by lower payments for income taxes of $43.8 million.
Investing Activities
Fiscal 2018 compared to 2017
Cash used in investing activities for the year ended September 30, 2018 decreased by $413.9 million compared to the year ended September 30, 2017, driven by a decrease in cash paid for acquisitions of $460.8 million, partially offset by an increase in capital expenditures of $34.6 million, which was primarily related to the cage-free housing conversion at our Bloomfield, Nebraska egg facility. The prior year cash flow was also impacted by $10.3 million of proceeds received from the sale of our cereal plant located in Modesto, California and the sale of our Dymatize manufacturing facility located in Farmers Branch, Texas.
Fiscal 2017 compared to 2016
Cash used in investing activities during the year ended September 30, 2017 increased by $1,894.7 million compared to the year ended September 30, 2016. The increased cash outflow was driven by an increase in cash paid for acquisitions of $1,820.8 million and an increase in capital expenditures of $68.9 million, partially offset by an increase in proceeds received from the sale of property and assets held for sale of $8.5 million. Cash used in investing activities was also impacted in fiscal 2016 by net proceeds received from the sale of businesses of $7.3 million and changes in restricted cash related to pledged collateral for our commodity and energy derivative contracts.
Capital expenditures were $190.4 million and $121.5 million in the years ended September 30, 2017 and 2016, respectively. The increase was primarily related to the cage-free housing conversion at the Michael Foods Bloomfield, Nebraska facility, as well as capital expenditures related to businesses acquired in fiscal 2017.
Financing Activities
Fiscal 2018
Cash provided by financing activities was $423.4 million for the year ended September 30, 2018. During the year ended September 30, 2018, we received proceeds of $1,625.0 million from the issuances of our 5.625% senior notes due in January 2028 and the bridge loan. In connection with the senior notes and bridge loan issuances, the amendment of our Credit Agreement in August and payments on prior year senior notes issuances, we paid $24.9 million in debt issuance costs and deferred financing fees. We repaid the outstanding principal balance of our 6.00% senior notes due in December 2022, and a portion of the principal balances of each of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027, 5.00% senior notes due in August 2026 and 8.00% senior notes due in July 2025 and made quarterly principal payments on our term loan, which resulted in net payments of $912.1 million. We paid premiums and other expenses of $33.7 million related to the early extinguishment of the senior notes and costs associated with the amendment of our Credit Agreement. We also repurchased 2.8 million shares of our common stock at a total cost of $218.7 million, including brokers’ commissions, during the year ended September 30, 2018.
Fiscal 2017
Cash provided by financing activities was $2,053.1 million for the year ended September 30, 2017. During the year ended September 30, 2017, we received proceeds from the issuance of long-term debt of $4.7 billion related to the issuances of $2.5 billion principal of 5.50% senior notes due in March 2025 and 5.75% senior notes due in March 2027 and $2.2 billion under our term loan. A premium of $41.2 million was received related to the 5.75% senior notes due in March 2027. A portion of the proceeds from the issuances was used to repay the outstanding principal balances of our 6.75% senior notes due in December 2021, 7.375% senior notes due in February 2022 and 7.75% senior notes due in March 2024 and a portion of our 8.00% senior notes due in July 2025 and to make quarterly payments on our term loan, which resulted in total principal payments of $2,088.4 million. Related to the repayments of long-term debt, we paid tender premiums of $219.8 million for the early extinguishment of the senior notes. For the issuance of the new senior notes, the amendment and restatement of our prior credit agreement and the borrowings under our term loan, we paid $59.0 million in debt issuance costs and deferred financing fees. We also repurchased 4.0 million shares of our common stock at a total cost of $317.8 million, including brokers’ commissions, during the year ended September 30, 2017.
Fiscal 2016
Cash used in financing activities was $4.5 million for the year ended September 30, 2016. During the year ended September 30, 2016, we completed a debt refinancing in which we issued $1,750.0 million principal value of 5.00% senior notes due in August 2026 and utilized the proceeds to fund a tender offer of our 7.375% senior notes due in February 2022, which resulted in a principal payment of $1,242.0 million. Additionally, we repaid the $374.4 million outstanding balance of our prior term loan. Related to the refinancing, we paid a tender premium of $88.0 million for the early extinguishment of the 7.375% senior notes due in February 2022. We also made a $10.9 million payment related to the December 2015 conversion of 0.9 million shares of our 3.75% Series B Cumulative Perpetual Convertible Preferred Stock.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of September 30, 2018, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of September 30, 2018, our pro forma consolidated interest coverage ratio exceeded this threshold.

Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2018. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2018 and September 30, 2019, “1-3 Years” refers to obligations due between October 1, 2019 and September 30, 2021, “3-5 Years” refers to obligations due between October 1, 2021 and September 30, 2023 and “More Than 5 Years” refers to any obligations due after September 30, 2023.

(dollars in millions)	Total (g)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt (a)	$7,292.4	$22.1	$44.1	$44.0	$7,182.2
Interest on long-term debt(b)	2,776.7	371.9	741.1	737.4	926.3
Operating lease obligations(c)	209.5	28.2	51.0	45.5	84.8
Purchase obligations(d)	2,651.1	1,009.3	877.5	399.1	365.2
Deferred compensation obligations(e)	52.2	24.7	7.0	5.4	15.1
Net benefit obligations(f)	309.5	25.4	54.2	59.0	170.9
Total	$13,291.4	$1,481.6	$1,774.9	$1,290.4	$8,744.5
____________

(a)
Debt obligations exclude the outstanding $625.0 million principal balance of our bridge loan outstanding, which was classified as held for sale at September 30, 2018, as 8th Avenue assumed all repayment obligations thereunder at the closing of the 8th Avenue Transactions on October 1, 2018. On October 1, 2018, we made a principal payment of $863.0 million on our term loan in connection with the net proceeds received from the 8th Avenue Transactions.

(b)	The October 1, 2018 principal payment on our term loan, as explained in (a), reduced our total future interest payments by approximately $206 million.
As of September 30, 2018, we had interest rate swaps with a notional value of $2,723.9 million consisting of:

•	$74.6 million which will result in cash payments which began in July 2016 and will continue through May 2021;

•	$750.0 million which will result in four net settlements with the first occurring in July 2019 and the last in July 2021;

•	$899.3 million which will result in a net settlement in December 2019; and

•	$1,000.0 million that obligates us to pay a fixed rate and receive one-month LIBOR, and requires monthly cash settlements that began in June 2017 and end in May 2024.
Those payments have been excluded from this table. For additional information on our interest rate swaps, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A and Note 14 within “Notes to Consolidated Financial Statements.”

(c)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 17 within “Notes to Consolidated Financial Statements.”

(d)
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

(e)
Deferred compensation obligations were allocated to time periods based on existing payment plans for terminated and severed employees, the estimated timing of distributions to current employees based on age and expected service term for members of our Board of Directors, and includes $24.1 million related to the termination of Bob Evans’s deferred compensation plans that we will pay within the next 12 months as a result of the acquisition of Bob Evans (see Note 4 within “Notes to Consolidated Financial Statements”).

(f)
Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation and shown in Note 18 within “Notes to Consolidated Financial Statements.”

(g)	We have excluded from the table above:

•
interest and penalties for certain provisions of Accounting Standards Codification Topic 740 “Income Taxes,” of $3.5 million associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payments, if any;

•
payments for workers compensation, general liability and auto liability claim losses for which we had a liability recorded of $24.0 million at September 30, 2018, of which $10.8 million was classified as current, due to the uncertainty of the amount and timing of payments; and

•
amounts owed to former holders of 3.3 million shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock due to the uncertainty of the amount and timing of payments. Related to these shares, the Company accrued $267.0 million, all of which was classified as non-current at September 30, 2018, which is the number of shares of Bob Evans common stock for which former Bob Evans stockholders have demanded appraisal and not withdrawn their demands multiplied by the $77.00 per share merger consideration plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%.

COMMODITY TRENDS AND SEASONALITY
Our Company is exposed to price fluctuations primarily from purchases of raw and packaging materials, fuel and energy. Primary exposures include wheat, oats, rice, corn, other grain products, vegetable oils, eggs, pork, potatoes, cheese, milk, butter, dried fruit, nuts, dairy and soy-based proteins, cocoa, corn syrup and sugar, natural gas, diesel fuel, linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging, cartonboard, and aseptic foil and plastic lined cartonboard. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. Inflationary pressures also can have an adverse effect on the Company through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2018, 2017 and 2016, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
Demand for certain of our products may be influenced by holidays, changes in seasons or other events. For example, demand for our egg products, sausage, side dishes and cheese tends to increase during the Thanksgiving, Christmas and other holiday seasons, which may result in increased net sales during the first quarter of our fiscal year. We also have experienced increased demand for the snacking and baking nuts manufactured and distributed through our Private Brands segment during the Thanksgiving, Christmas and holiday seasons. Demand for our Malt-O-Meal hot wheat, Better Oats oatmeal and Ready Brek hot oats cereals also tends to be seasonably skewed towards the colder winter season. However, on a consolidated basis our revenues and results of operations are distributed relatively evenly over the quarters of our fiscal year.
CURRENCY
Certain sales and costs of our foreign operations were denominated in Pounds Sterling, Canadian Dollars, Euros, South African Rand, Kenyan Shilling, Mexican Peso, Chinese Yuan and United Arab Emirates Dirham. Consequently, profits from these businesses can be impacted by fluctuations in the value of these currencies relative to the U.S. Dollar.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2018 and September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that are likely to have a material impact on our financial position or results of operations.
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
Our significant accounting policies are described in Note 2 within “Notes to Consolidated Financial Statements.” Our critical accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations.
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

Long-Lived Assets - We review long-lived assets, including leasehold improvements, property and equipment and amortized intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.
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
In fiscal 2018, 2017 and 2016, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and appropriate royalty rates. We estimated royalty rates based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.
At September 30, 2018, we recorded an impairment charge of $124.9 million for the Weetabix trademark to adjust its carrying value to its estimated fair value of $261.8 million. The impairment charge for the Weetabix trademark is a result of reduced branded cereal volumes related to our pricing reset and shifting consumer preferences to private label products. Estimated fair value of all remaining indefinite-lived trademarks exceeded book value by 46% or greater at September 30, 2018, with the exception of the Honey Bunches of Oats trademark which exceeded book value by 17%, the Great Grains trademark which exceeded book value by 4% and the recently acquired Bob Evans trademark which exceeded book value by less than 1%. Changes in the assumptions used to estimate the fair value of our indefinite-lived intangible assets could result in additional impairment charges in future periods. Additionally, certain factors have the potential to create variances in the estimated fair values of the our indefinite-lived intangible assets, which also could result in incremental impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) increases in the discount rate or (iii) a significant change in profitability and the corresponding royalty rate.
For the years ended September 30, 2017 and 2016, we conducted impairment reviews and concluded there was no impairment of other indefinite-lived intangible assets.
Goodwill - Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a quantitative goodwill impairment test. In fiscal years 2018, 2017 and 2016, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
Under ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which we early adopted on a prospective basis in the fourth quarter of fiscal 2017, the goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.The estimated fair values of each reporting unit were determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach (25% of the calculation for all reporting units) is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management's expectations for future growth. The discount rates were based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management’s judgment. For the market approach, we used estimated EBITDA and revenue multiples based on industry market data.
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
We did not record a goodwill impairment charge at September 30, 2018, as all reporting units passed the quantitative impairment test. At September 30, 2018, the estimated fair values of our reporting units exceeded their carrying values in all cases by at least 6% (the lowest of which was Weetabix after consideration of the impairment of the Weetabix trademark). As the fair value of the Weetabix reporting unit exceeded its carrying value by only 6%, variances between the actual performance of the business and the assumptions that were used in developing the estimate of fair value could result in impairment charges in future periods. Factors that could create variances in the estimated fair value of the reporting unit include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by external factors affecting demand such as changes in consumer preferences and consumer responses to marketing and pricing strategy, (ii) changes in product costs, including commodities, (iii) interest rate fluctuations and (iv) currency fluctuations.
For the year ended September 30, 2017, we recorded a charge of $26.5 million for the impairment of goodwill. The impairment charge related to our Dymatize reporting unit, which is included in the Active Nutrition segment. In fiscal 2017, consistent with the prior year, the specialty sports nutrition category, in which Dymatize sold the majority of its products, continued to experience weak sales, which resulted in management lowering its long-term expectations for the Dymatize reporting unit. After conducting step one of the impairment analysis, it was determined that the carrying value of the Dymatize reporting unit exceeded its fair value by $76.6 million. As the application of ASU 2017-04 does not allow for step two of the analysis prescribed prior to the adoption of ASU 2017-04, we recorded an impairment charge of goodwill down to the fair value. At the time of the analysis, the Dymatize reporting unit had $26.5 million of remaining goodwill, and we therefore recorded an impairment charge for the entire goodwill balance of $26.5 million.
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
Pension and Other Postretirement Benefits - Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, future salary increases and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual return on plan assets and the expected return on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and other postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 4.30% to 3.30% for U.S. pension; from 4.27% to 3.27% for U.S. other postretirement benefits; from 3.53% to 2.53% for Canadian pension; from 3.54% to 2.54% for Canadian other postretirement benefits and from 2.81% to 1.81% for other international pension) would have increased the recorded benefit obligations at September 30, 2018 by approximately $165.6 million for pensions and approximately $8.2 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 5.46% to 4.46% for U.S.; from 6.00% to 5.00% for Canadian and from 3.56% to 2.56% for other international) would have increased the net periodic benefit cost for the pension plans by approximately $9.7 million. We expect to contribute $5.5 million to the combined pension plans in fiscal 2019. No contributions to our postretirement medical benefit plans are expected in fiscal 2019. Contributions beyond fiscal 2019 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements.

See Note 18 within “Notes to Consolidated Financial Statements” for more information about pension and other postretirement benefit assumptions.
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
On December 22, 2017, the Tax Act was enacted. The Tax Act resulted in significant impacts to our accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacts a new U.S. federal corporate income tax rate of 21% that will fully go into effect for our fiscal 2019 tax year and is prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our current tax year.
U.S. federal, U.S. state and foreign jurisdictions income tax returns for the tax years ended September 30, 2017, 2016 and 2015 are subject to examination by the tax authorities in each respective jurisdiction.
With respect to the Bob Evans acquisition, we assumed all income tax liabilities for those jurisdictions which remain subject to examination, primarily consisting of tax years ended April 2015 through the short tax year ended January 11, 2018, the date of acquisition. With respect to the fiscal 2017 acquisition of the Weetabix Group, we assumed substantially all income tax liabilities for those jurisdictions which remain subject to examination. We did not assume any pre-acquisition tax liabilities related to the fiscal 2016 acquisition of WEF. With respect to the NPE acquisition made in fiscal 2017 and acquisitions made in 2015, the seller generally retained responsibility for all income tax liabilities through the date of acquisition. With respect to the Michael Foods acquisition, we assumed all income tax liabilities for those certain jurisdictions which remain subject to examination, consisting primarily of the short tax year ended June 2, 2014, the date of acquisition.
See Note 9 within “Notes to Consolidated Financial Statements” for more information about estimates affecting income taxes.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $10 million as of both September 30, 2018 and 2017. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 14 within “Notes to Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of September 30, 2018, a hypothetical 10% adverse change in the expected EURO-USD exchange rates and a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by approximately $1 million and $79 million, respectively. As of September 30, 2017, a hypothetical 10% adverse change in the expected EURO-USD exchange rates and a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by approximately $2 million and $65 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 14 within “Notes to Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of September 30, 2018, the Company has principal value of indebtedness of $7,917.4 million, including amounts classified as held for sale, related to its senior notes, term loan, bridge loan and capital lease. Of the total $7,917.4 million outstanding indebtedness, $5,119.9 million bears interest at a weighted-average fixed interest rate of 5.5%. As of September 30, 2017, the Company had principal value of indebtedness of $7,212.2 million related to its senior notes, term loan and capital lease. Of the total $7,212.2 million outstanding indebtedness, $5,017.7 million accrued interest at a weighted-average fixed interest rate of 5.5%.
As of September 30, 2018 and September 30, 2017, the fair value of the Company’s total debt, including debt classified as held for sale, was $7,790.9 million and $7,343.4 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $97 million and $72 million as of September 30, 2018 and 2017, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by approximately $2 million during the year ended September 30, 2018 and by less than $1 million during the year ended September 30, 2017.
For additional information regarding the Company’s debt, refer to Note 16 within “Notes to Consolidated Financial Statements.”
Interest rate swaps
As of September 30, 2018 and 2017, the Company had interest rate swaps with a notional value of $2,723.9 million and $2,725.4 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by $66 million and $55 million as of September 30, 2018 and 2017, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 14 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Post Holdings, Inc. and its subsidiaries as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Bob Evans Farms, Inc. (“Bob Evans”) from its assessment of the Company’s internal control over financial reporting as of September 30, 2018 because it was acquired by the Company in a purchase business combination in the period ended September 30, 2018. Subsequent to the acquisition, certain elements of Bob Evans internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2018. We have also excluded these elements of the internal control over financial reporting of Bob Evans from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately 2% or $292.9 million of consolidated assets and 5% or $315.7 million of consolidated revenues of the related consolidated financial statement amounts as of and for the year ended September 30, 2018.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 16, 2018

We have served as the Company’s auditor since 2011.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2018	2017	2016
Net Sales	$6,257.2	$5,225.8	$5,026.8
Cost of goods sold	4,390.4	3,651.7	3,479.4
Gross Profit	1,866.8	1,574.1	1,547.4
Selling, general and administrative expenses	975.2	867.4	839.7
Amortization of intangible assets	177.4	159.1	152.6
Impairment of goodwill and other intangible assets	124.9	26.5	—
Other operating expenses, net	1.8	0.8	9.4
Operating Profit	587.5	520.3	545.7
Interest expense, net	387.3	314.8	306.5
Loss on extinguishment of debt, net	31.1	222.9	86.4
(Income) expense on swaps, net	(95.6)	(91.8)	182.9
Earnings (Loss) before Income Taxes and Equity Method Loss	264.7	74.4	(30.1)
Income tax (benefit) expense	(204.0)	26.1	(26.8)
Equity method loss, net of tax	0.3	—	—
Net Earnings (Loss) Including Noncontrolling Interest	468.4	48.3	(3.3)
Less: Net earnings attributable to noncontrolling interest	1.1	—	—
Net Earnings (Loss)	467.3	48.3	(3.3)
Preferred stock dividends	(10.0)	(13.5)	(25.1)
Net Earnings (Loss) Available to Common Shareholders	$457.3	$34.8	$(28.4)

Earnings (Loss) per share:
Basic	$6.87	$0.51	$(0.41)
Diluted	$6.16	$0.50	$(0.41)

Weighted-Average Common Shares Outstanding:
Basic	66.6	67.8	68.8
Diluted	75.9	69.9	68.8

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2018	2017	2016
Net Earnings (Loss) Including Noncontrolling Interest	$468.4	$48.3	$(3.3)
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	5.0	47.8	6.2
Reclassifications to net earnings (loss)	(3.2)	(2.3)	(0.8)
Unrealized gain on plan amendment (see Note 18)	—	—	35.6
Hedging adjustments:
Unrealized net gain (loss) on derivatives	72.2	(18.8)	—
Reclassifications to net earnings (loss)	(3.6)	0.7	—
Other reclassifications (see Note 14)	(0.5)	—	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(51.3)	(5.7)	5.5
Reclassifications to net earnings (loss) (see Note 4)	—	—	(1.3)
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits	1.0	(8.3)	(16.5)
Hedging	(19.6)	7.0	—
Total Other Comprehensive Income	$—	$20.4	$28.7
Less: Comprehensive income attributable to noncontrolling interest	1.7	—	—
Total Comprehensive Income	$466.7	$68.7	$25.4

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$989.7	$1,525.9
Restricted cash	4.8	4.2
Receivables, net	462.3	480.6
Inventories	484.2	573.5
Current assets held for sale	195.0	—
Prepaid expenses and other current assets	64.3	31.7
Total Current Assets	2,200.3	2,615.9
Property, net	1,709.7	1,690.7
Goodwill	4,499.6	4,032.0
Other intangible assets, net	3,539.3	3,353.9
Other assets held for sale	856.6	—
Other assets	252.0	184.3
Total Assets	$13,057.5	$11,876.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$22.1	$22.1
Accounts payable	365.1	336.0
Current liabilities held for sale	65.6	—
Other current liabilities	339.3	346.3
Total Current Liabilities	792.1	704.4
Long-term debt	7,232.1	7,149.1
Deferred income taxes	778.4	905.8
Other liabilities held for sale	695.1	—
Other liabilities	499.3	327.8
Total Liabilities	9,997.0	9,087.1

Commitments and Contingencies (See Note 17)

Shareholders’ Equity
Preferred stock, $0.01 par value, 50.0 shares authorized
3.75% Series B, zero and 1.5 shares issued and outstanding, respectively	—	—
2.50% Series C, 3.2 shares issued and outstanding in each year
Common stock, $0.01 par value, 300.0 shares authorized, 66.7 and 66.1 shares outstanding, respectively	0.8	0.7
Additional paid-in capital	3,590.9	3,566.5
Retained earnings (accumulated deficit)	88.0	(376.0)
Accumulated other comprehensive loss	(39.4)	(40.0)
Treasury stock, at cost, 8.6 and 5.8 shares, respectively	(589.9)	(371.2)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,050.4	2,780.0
Noncontrolling interest	10.1	9.7
Total Shareholders’ Equity	3,060.5	2,789.7
Total Liabilities and Shareholders’ Equity	$13,057.5	$11,876.8

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2018	2017	2016
Cash Flows from Operating Activities
Net earnings (loss) including noncontrolling interest	$468.4	$48.3	$(3.3)
Adjustments to reconcile net earnings (loss) including noncontrolling interest to net cash flow provided by operating activities:
Depreciation and amortization	398.4	323.1	302.8
Loss on extinguishment of debt, net	31.1	222.9	86.4
Loss (gain) on foreign currency	0.7	(30.8)	(0.2)
Impairment of goodwill and other intangible assets	124.9	26.5	—
Unrealized (gain) loss on interest rate swaps and cross-currency swaps, net	(96.7)	(93.6)	182.4
Non-cash stock-based compensation expense	30.9	23.6	17.2
Deferred income taxes	(256.5)	17.4	(74.6)
Other, net	8.8	6.7	12.9
Other changes in operating assets and liabilities, net of business acquisitions and held for sale assets and liabilities:
Increase in receivables	(6.0)	(45.9)	(4.0)
Decrease (increase) in inventories	3.6	(2.5)	(37.2)
Decrease (increase) in prepaid expenses and other current assets	7.9	3.7	(3.5)
Increase in other assets	(24.0)	(8.7)	(2.8)
Increase (decrease) in accounts payable and other current liabilities	29.4	(109.0)	18.8
(Decrease) increase in non-current liabilities	(1.6)	5.0	7.5
Net Cash Provided by Operating Activities	719.3	386.7	502.4
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(1,454.4)	(1,915.2)	(94.4)
Additions to property	(225.0)	(190.4)	(121.5)
Restricted cash	(1.3)	4.2	10.4
Proceeds from sale of property and assets held for sale	0.2	10.6	2.1
Proceeds from sale of businesses	—	—	7.3
Other, net	3.6	—	—
Net Cash Used in Investing Activities	(1,676.9)	(2,090.8)	(196.1)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,625.0	4,700.0	1,750.0
Repayments of long-term debt	(912.1)	(2,088.4)	(1,632.2)
Purchases of treasury stock	(218.7)	(317.8)	—
Payments of preferred stock dividends	(10.8)	(13.5)	(14.4)
Premium from issuance of long-term debt	—	41.2	—
Preferred stock conversion	—	—	(10.9)
Payments of debt issuance costs and deferred financing fees	(24.9)	(59.0)	(24.3)
Payments of debt extinguishment costs	(33.7)	(219.8)	(88.0)
Proceeds from exercise of stock awards	5.7	13.4	6.6
Net cash received from stock repurchase contracts	—	—	1.1
Distribution to noncontrolling interest	(1.4)	—	—
Other, net	(5.7)	(3.0)	7.6
Net Cash Provided by (Used in) Financing Activities	423.4	2,053.1	(4.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.0)	33.3	0.4
Net (Decrease) Increase in Cash and Cash Equivalents	(536.2)	382.3	302.2
Cash and Cash Equivalents, Beginning of Year	1,525.9	1,143.6	841.4
Cash and Cash Equivalents, End of Year	$989.7	$1,525.9	$1,143.6

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Post Holdings, Inc. Shareholders’
	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Retirement Benefit Adjustments, net of tax	Hedging Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, September 30, 2015	5.6	$0.1	62.1	$0.6	$3,538.8	$(421.0)	$(26.6)	$—	$(62.5)	$(53.4)	$—	$2,976.0
Net loss	—	—	—	—	—	(3.3)	—	—	—	—	—	(3.3)
Preferred stock dividends declared	—	—	—	—	(14.4)	—	—	—	—	—	—	(14.4)
Preferred stock conversion	(0.9)	(0.1)	2.0	0.1	(10.9)	—	—	—	—	—	—	(10.9)
Activity under stock and deferred compensation plans	—	—	0.6	—	14.2	—	—	—	—	—	—	14.2
Stock-based compensation expense	—	—	—	—	17.2	—	—	—	—	—	—	17.2
Net cash received from stock repurchase contracts	—	—	—	—	1.1	—	—	—	—	—	—	1.1
Tangible equity units conversion	—	—	0.2	—	—	—	—	—	—	—	—	—
Net change in retirement benefits, net of tax	—	—	—	—	—	—	24.5	—	—	—	—	24.5
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	4.2	—	—	4.2
Balance, September 30, 2016	4.7	$—	64.9	$0.7	$3,546.0	$(424.3)	$(2.1)	$—	$(58.3)	$(53.4)	$—	$3,008.6
Net earnings	—	—	—	—	—	48.3	—	—	—	—	—	48.3
Preferred stock dividends declared	—	—	—	—	(13.5)	—	—	—	—	—	—	(13.5)
Activity under stock and deferred compensation plans	—	—	0.5	—	10.4	—	—	—	—	—	—	10.4
Stock-based compensation expense	—	—	—	—	23.6	—	—	—	—	—	—	23.6
Purchases of treasury stock	—	—	(4.0)	—	—	—	—	—	—	(317.8)	—	(317.8)
Noncontrolling interest in acquisition	—	—	—	—	—	—	—	—	—	—	9.7	9.7
Tangible equity units conversion	—	—	4.7	—	—	—	—	—	—	—	—	—
Net change in retirement benefits, net of tax	—	—	—	—	—	—	37.2	—	—	—	—	37.2
Net change in hedges, net of tax	—	—	—	—	—	—	—	(11.1)	—	—	—	(11.1)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Balance, September 30, 2017	4.7	$—	66.1	$0.7	$3,566.5	$(376.0)	$35.1	$(11.1)	$(64.0)	$(371.2)	$9.7	$2,789.7
Net earnings	—	—	—	—	—	467.3	—	—	—	—	—	467.3

Adoption of accounting standards update 2018-02	—	—	—	—	—	1.4	—	—	—	—	—	1.4
Preferred stock dividends declared	—	—	—	—	(6.8)	(4.0)	—	—	—	—	—	(10.8)
Preferred stock conversion	(1.5)	—	3.1	0.1	—	—	—	—	—	—	—	0.1
Activity under stock and deferred compensation plans	—	—	0.3	—	0.3	—	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	—	—	30.9	—	—	—	—	—	—	30.9
Purchases of treasury stock	—	—	(2.8)	—	—	—	—	—	—	(218.7)	—	(218.7)
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.1	1.1
Distribution to noncontrolling interest	—	—	—	—	—	(0.7)	—	—	—	—	(0.7)	(1.4)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	2.8	—	—	—	—	2.8
Net change in hedges, net of tax	—	—	—	—	—	—	—	48.5	—	—	—	48.5
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(50.7)	—	—	(50.7)
Balance, September 30, 2018	3.2	$—	66.7	$0.8	$3,590.9	$88.0	$37.9	$37.4	$(114.7)	$(589.9)	$10.1	$3,060.5

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data or where indicated otherwise)

NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice, food ingredient, active nutrition and private brand food categories. The Company’s products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and e-commerce. As of September 30, 2018, Post operates in five reportable segments: Post Consumer Brands, Weetabix, Refrigerated Food, Active Nutrition and Private Brands. The Post Consumer Brands segment includes the North American ready-to-eat (“RTE”) cereal business; the Weetabix segment includes the RTE cereal and branded muesli business sold and distributed primarily outside of North America; the Refrigerated Food segment includes refrigerated foodservice, primarily egg and potato, and refrigerated retail, inclusive of side dishes, egg, cheese and sausage; the Active Nutrition segment includes protein shakes, bars and powders and nutritional supplements; and the Private Brands segment includes peanut and other nut butters, dried fruit and nut products, granola and pasta.
Pursuant to the Transaction Agreement (the “Transaction Agreement”), dated as of August 2, 2018, among Post, 8th Avenue Food & Provisions, Inc. (“8th Avenue”), and THL Equity Fund VIII Investors (PB), LLC, an affiliate of Thomas H. Lee Partners, L.P., Post and affiliates of Thomas H. Lee Partners, L.P. (collectively, “THL”) separately capitalized 8th Avenue (the “8th Avenue Transactions”). Upon the closing of the 8th Avenue Transactions, 8th Avenue became the holding company for Post’s private brands business, reported herein as Post’s Private Brands segment, and Post received total proceeds of $875.0, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. Upon completion of the 8th Avenue Transactions, 8th Avenue is no longer consolidated in the Company's financial statements and the 60.5% retained interest in 8th Avenue is accounted for using the equity method. At September 30, 2018, the assets and liabilities of the Private Brands segment were classified as held for sale. For additional information, see Notes 4, 6 and 16.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated and non-consolidated subsidiaries. Certain prior year amounts have been reclassified to conform with the 2018 presentation. These reclassifications had no impact on Net Earnings (Loss) or Shareholders’ Equity, as previously reported.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the operations of Post and its wholly-owned and majority-owned subsidiaries. All intercompany transactions have been eliminated.
Use of Estimates and Allocations — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, valuation assumptions of goodwill and other intangible assets, marketing programs, self-insurance reserves and income taxes. Actual results could differ from those estimates.
Business Combinations — The Company uses the acquisition method in accounting for acquired businesses. Under the acquisition method, the Company’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months.
Restricted Cash — Restricted cash includes items such as cash deposits which serve as collateral for certain commodity hedging contracts as well as the Company's high deductible workers’ compensation insurance program.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts and other amounts which the Company does not ultimately expect to collect. The Company determines its allowance for doubtful accounts based on historical losses as well as the economic status of and its relationship with its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or are otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. The Weetabix segment sells certain receivables to third party institutions without recourse. Receivables sold during the year ended September 30, 2018 were $137.3 and receivables sold in fiscal 2017 subsequent to July 3, 2017, the date of the Weetabix Group acquisition (as defined in Note 4), were $37.3.
Inventories — Inventories, other than flocks, are generally valued at the lower of average cost (determined on a first-in, first-out basis) or net realizable value (“NRV”). Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales. Flock inventory represents the cost of purchasing and raising chicken flocks to egg laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations, as cost of goods sold, over their expected useful lives of one to two years.
Restructuring Expenses — Restructuring charges principally consist of severance, accelerated stock compensation and other employee separation costs and accelerated depreciation. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans. Depreciation expense related to assets that will be disposed of or idled as a part of the restructuring activity is accelerated through the expected date of the asset shut down. See Note 5 for information about restructuring expenses.
Held for Sale Assets and Liabilities — Assets and liabilities are classified as held for sale if the Company has committed to a plan for selling the assets and liabilities, is actively and reasonably marketing them and sale is reasonably expected within one year. The carrying value of assets held for sale is included in “Current assets held for sale” and “Other assets held for sale” on the Consolidated Balance Sheets. The carrying value of liabilities held for sale is included in “Current liabilities held for sale” and “Other liabilities held for sale” on the Consolidated Balance Sheets. See Note 6 for information about assets and liabilities held for sale.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 29 years for machinery and equipment; 1 to 40 years for buildings, building improvements and leasehold improvements; and 1 to 7 years for software. Total depreciation expense was $221.0, $164.0 and $150.2 in fiscal 2018, 2017 and 2016, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating expenses, net” in the Consolidated Statements of Operations. Repair and maintenance costs incurred in connection with on-going and planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2018	2017
Land and land improvements	$88.2	$90.9
Buildings and leasehold improvements	720.7	699.4
Machinery and equipment	1,507.4	1,439.3
Software	112.0	64.5
Construction in progress	114.7	100.0
	2,543.0	2,394.1
Accumulated depreciation	(833.3)	(703.4)
	$1,709.7	$1,690.7
Other Intangible Assets — Other intangible assets consist primarily of customer relationships and trademarks/brands acquired in business combinations and include both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $177.4, $159.1 and $152.6 in fiscal 2018, 2017 and 2016, respectively. For the definite-lived intangible assets recorded as of September 30, 2018, amortization expense of $159.2, $159.2, $159.2, $156.4 and $159.0 is expected for fiscal 2019, 2020, 2021, 2022 and 2023, respectively. Other intangible assets consisted of:

	September 30, 2018			September 30, 2017
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$2,307.0	$(444.4)	$1,862.6	$2,249.3	$(416.7)	$1,832.6
Trademarks and brands	768.5	(188.2)	580.3	834.1	(162.9)	671.2
Other	3.1	(3.1)	—	21.7	(9.8)	11.9
	3,078.6	(635.7)	2,442.9	3,105.1	(589.4)	2,515.7
Not subject to amortization:
Trademarks and brands	1,096.4	—	1,096.4	838.2	—	838.2
	$4,175.0	$(635.7)	$3,539.3	$3,943.3	$(589.4)	$3,353.9
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles and goodwill. Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require us to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and appropriate royalty rates. Assumptions are determined after consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate is based on a weighted-average cost of capital utilizing industry market data of similar companies.
In addition, definite-lived assets and indefinite-lived intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset. In general, an asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount. See Note 7 for information about goodwill impairments.
At September 30, 2018, the Company recorded an impairment charge of $124.9 for the Weetabix trademark to adjust its carrying value to its estimated fair value of $261.8. The impairment charge for the Weetabix trademark is a result of reduced branded cereal volumes related to Weetabix’s pricing reset and shifting consumer preferences to private label products.
For the years ended September 30, 2017 and 2016, the Company conducted impairment reviews and concluded there was no impairment of other intangible assets as of September 30, 2017 or 2016.
These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 15. The trademark impairment losses are reported in “Impairment of goodwill and other intangible assets” on the Consolidated Statements of Operations.
Deferred Compensation Investments — The Company funds a portion of its deferred compensation liability by investing in certain mutual funds, or funds that employ a similar investment strategy, and are purchased in substantially the same amounts, as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheets (see Note 15). Both realized and unrealized gains and losses on these assets are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability.
Derivative Financial Instruments — In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to floating rate debt and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
The Company’s derivative programs include strategies that qualify and strategies that do not qualify for hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective in achieving offsetting changes in the fair value of the hedged risk during the period that the hedge is designated. All derivatives are recognized on the balance sheet at fair value. For derivatives that qualify for hedge accounting, the derivative is designated as a hedge on the date in which the derivative contract is entered. A derivative could be designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability

(cash flow hedge) or a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments, where changes in fair value act as economic offsets to changes in fair value of the underlying hedged item and are not designated for hedge accounting. The Company does not have any derivatives currently designated as fair value hedges.
The effective portion of gains and losses on cash flow hedges are recorded in other comprehensive income (“OCI”), until earnings are affected by the variability of cash flows. If the hedge is no longer effective, all changes in the fair value of the derivative are included in earnings for each period until the instrument matures. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in OCI. Any ineffective portion of designated hedges are recognized in earnings. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized in earnings. Cash flows from derivatives that are accounted for as hedges and cash flows on derivatives utilized as economic hedges, are classified in the same category on the Statements of Cash Flows as the item being hedged or on a basis consistent with the nature of the instrument.
Revenue — Revenue is recognized when title of goods and risk of loss is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and trade allowances (including promotional price buy downs and new item promotional funding). Customer trade allowances are generally computed as a percentage of gross sales. Products are generally sold with no right of return, except in the case of goods which do not meet product specifications or are damaged, and related reserves are maintained based on return history. If additional rights of return are granted, revenue recognition is deferred. Estimated reductions to revenue for customer incentive offerings are based upon customer redemption history.
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs (including the Company-owned fleet) and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $169.4, $142.9 and $124.1 in fiscal 2018, 2017 and 2016, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were $1.9 and $1.3 as of September 30, 2018 and 2017, respectively.
Stock-based Compensation — The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards and the fair market value at each quarterly reporting date for liability awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). See Note 19 for disclosures related to stock-based compensation.
Income Tax (Benefit) Expense — Income tax (benefit) expense is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is more likely than not that the future benefits will not be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest incurred due to an underpayment of income taxes is classified as income taxes. While the Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested, the Company recorded a one-time transition tax on such earnings during the year ended September 30, 2018 in accordance with the Tax Cuts and Jobs Act (the “Tax Act”). See Note 9 for disclosures related to income taxes.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have an impact on the results of operations, OCI, financial condition, cash flows or shareholders’ equity based on current information.
Recently Issued
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This standards update largely aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2021), with early adoption permitted. The Company will early adopt this

ASU on October 1, 2018 on a prospective basis, as permitted by the standard. This change is not expected to have a material impact on the Company’s financial statements.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This standards update removes, clarifies and adds certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for annual periods ending after December 15, 2020 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2021), with early adoption permitted. The Company is currently evaluating the impact and timing of adopting this standard.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This standards update removes, modifies and adds certain disclosure requirements related to fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2021), with early adoption permitted. The Company is currently evaluating the impact and timing of adopting this standard.
In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This standards update largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services, and the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020). The Company will early adopt this ASU on October 1, 2018 on a prospective basis, as permitted by the standard. The Company had not issued any nonemployee share-based payment awards as of September 30, 2018, however, share-based payment awards granted to employees of 8th Avenue will be accounted for as nonemployee compensation beginning on October 1, 2018.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This standards update requires an entity to report the service cost component of periodic net benefit cost as an operating expense in the same line item or items as other compensation costs arising from services rendered by employees during the period. Other components of net benefit cost are to be presented outside of income from operations in the income statement separately from the service cost component. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. The Company will adopt this standard on October 1, 2018 and will use the retrospective method of adoption, as required by the standard. The adoption of this ASU will result in a change in operating profit and a corresponding change to other (income) expense, net to reflect the exclusion of all components of net benefit cost, with the exception of service cost, from operating profit. The reclassification would have resulted in a decrease in operating profit of $14.0 and $3.6 for the years ended September 30, 2018 and 2017, respectively, and an increase in operating profit of $3.1 for the year ended September 30, 2016. This ASU also permits an entity to capitalize the service cost component as part of an asset, such as inventory, on a prospective basis. This change is not expected to have a material impact on the Company’s financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standards update requires a company to recognize right-of-use assets and lease liabilities with terms greater than one year on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020), with early adoption permitted. The Company will adopt this standard on October 1, 2019 and expects to use the modified retrospective method of adoption applied prospectively as of the adoption date. This ASU will result in a material increase in both assets and liabilities, however, the Company is unable to quantify the impact at this time. In addition, the Company expects expanded disclosures to present additional information related to its leasing arrangements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This standards update requires that a statement of cash flows explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of year cash balance to the end of year cash balance as shown on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2019), with early adoption permitted. The Company will adopt this standard on October 1, 2018 and will use the retrospective method of adoption. The Company currently classifies changes in restricted cash as an investing activity in the Consolidated Statements of Cash Flows, not as a component of cash and cash equivalents as required by this ASU. The change in restricted cash included in “Net Cash Used in Investing Activities”

on the Consolidated Statements of Cash Flows was $(1.3), $4.2 and $10.4 for the years ended September 30, 2018, 2017 and 2016, respectively.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will supersede all existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual and interim periods beginning on or after December 15, 2017 (i.e., Post’s financial statements for the year ending September 30, 2019). The Company has completed its assessment of the impact this standard will have on its accounting policies, processes, system requirements, internal controls and disclosures. The Company will adopt this standard on October 1, 2018 and will use the modified retrospective transition method of adoption. The adoption will not have a material impact on its financial statements as the impact of this ASU will be limited to recognition timing and classification changes of immaterial amounts within the statement of operations and balance sheet.
Recently Adopted
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to the Securities and Exchange Commission (“SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which codifies the SEC’s interpretive guidance released on December 22, 2017, when the Tax Act was signed into law. See Note 9 for additional information regarding the adoption of this standard.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standards update amends Accounting Standards Codification (“ASC”) Topic 220 “Income Statement—Reporting Comprehensive Income,” to allow a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from the Tax Act. In accordance with this standard, the Company early adopted this ASU during the second quarter of fiscal 2018, which resulted in an adjustment to “Retained earnings (accumulated deficit)” and “Accumulated other comprehensive loss” of $1.4 on the Consolidated Balance Sheet.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This standards update requires most inventory to be measured at the lower of cost or NRV, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, NRV or NRV less a normal profit margin. This ASU does not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The Company adopted this ASU during the first quarter of fiscal 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or related disclosures.
NOTE 4 — BUSINESS COMBINATIONS AND DIVESTITURES
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
Fiscal 2018
Acquisitions
On January 12, 2018, the Company completed its acquisition of Bob Evans Farms, Inc. (“Bob Evans”), resulting in the Company owning all of the outstanding shares of Bob Evans common stock. The Company paid each holder of shares of Bob Evans common stock, other than holders who demanded appraisal of their shares under Delaware law and had not withdrawn their demands as of the closing date, $77.00 per share, resulting in a payment at closing of $1,381.2 (which, in addition to the amounts paid to Bob Evans stockholders, includes amounts paid to retire certain debt and other obligations of Bob Evans). Any shares of Bob Evans common stock subject to appraisal as of the closing date were canceled and no longer outstanding after closing. The closing payment did not include any amounts due to former holders of approximately 4.35 shares of Bob Evans common stock who demanded appraisal under Delaware law and had not withdrawn their demands as of the closing date. The Company estimates additional payments of $342.4 will be made subsequent to the closing date, which includes payments to former holders of shares of Bob Evans common stock who had exercised appraisal rights, payments in connection with Bob Evans deferred compensation plans and payments to compensate Bob Evans employees due to the cancellation of their outstanding employee stock awards. At September 30, 2018, the former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $267.0 at September 30, 2018, which is the number of shares of Bob Evans common stock for which former Bob Evans stockholders had demanded appraisal and not withdrawn their demands multiplied by the $77.00 per share merger consideration plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%. The liability is reported in “Other liabilities” on the Consolidated Balance Sheet. Bob Evans is a producer of refrigerated potato and pasta side dishes, pork sausage and a variety of refrigerated and frozen convenience food items and is reported in the Company’s Refrigerated Food segment (see Note 22). Based upon the preliminary purchase price allocation, the Company recorded $376.0 of customer relationships to be amortized over a weighted-average period of 18 years, $6.0 of definite-lived trademarks to be amortized over a weighted-average period of 10 years and $400.0 of indefinite-lived trademarks. Net sales and operating profit for Bob Evans included in the Consolidated Statements of Operations were $333.1 and $14.5, respectively, for the year ended September 30, 2018.
Certain preliminary values of the Bob Evans acquisition, including property, goodwill, other intangible assets and deferred taxes, are not yet finalized pending the final purchase price allocation and are subject to change once additional information is obtained. The goodwill generated by the Company’s acquisition of Bob Evans will not be deductible for U.S. income tax purposes; however, $13.8 of goodwill generated by business combinations completed by Bob Evans in periods prior to its acquisition transferred to Post and is expected to be tax deductible.
The following table provides the preliminary allocation of the purchase price related to the fiscal 2018 acquisition of Bob Evans based upon the fair value of assets and liabilities assumed, including the provisional amounts recognized related to the acquisition, as of September 30, 2018. Measurement period adjustments have been made to the allocation of purchase price since the date of the Bob Evans acquisition.

Cash and cash equivalents	$15.6
Receivables	58.5
Inventories	27.1
Prepaid expenses and other current assets	34.3
Property	184.3
Goodwill	898.3
Other intangible assets	782.0
Other assets	0.4
Accounts payable	(18.2)
Other current liabilities	(58.5)
Deferred tax liability - long-term	(194.9)
Other liabilities	(5.3)
Total acquisition cost	$1,723.6
Transactions Subsequent to Period End
On October 1, 2018, the Company completed the previously announced 8th Avenue Transactions pursuant to the Transaction Agreement, dated as of August 2, 2018, among Post, 8th Avenue and THL Equity Fund VIII Investors (PB), LLC in which Post and THL separately capitalized 8th Avenue. Upon the closing of the 8th Avenue Transactions, 8th Avenue became the holding company for Post’s private brands business, reported herein as Post’s Private Brands segment, and Post received total gross proceeds of $875.0, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. Post’s gross proceeds consisted of (i) $250.0 from THL and (ii) $625.0 from a committed senior increasing rate bridge loan (the “Bridge Loan”), which was funded prior to the closing of the 8th Avenue Transactions. 8th Avenue refinanced the Bridge Loan promptly after the time of the closing of the 8th Avenue Transactions on October 1, 2018, with proceeds from permanent debt financings, which include two term loans and a revolving credit facility. Pursuant to the 8th Avenue Transactions, THL received 2.5 shares of 8th Avenue preferred stock with an 11% cumulative, quarterly compounding dividend and $100.00 per share liquidation value and 39.5% of the common equity in 8th Avenue.
Effective October 1, 2018, 8th Avenue is no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. In determining the accounting treatment of the retained interest, management concluded that 8th Avenue is not a variable interest entity as defined by ASC Topic 810 “Consolidation,” and as such was evaluated under the voting interest model. Based on the terms of 8th Avenue's governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue but does retain significant influence and therefore the use of the equity method of accounting is required. At September 30, 2018, all of the Private Brands segment assets and liabilities, excluding cash, are classified as held for sale (see Note 6).

Fiscal 2017
Acquisitions
On July 3, 2017, the Company completed its acquisition of Latimer Newco 2 Limited (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively the “Weetabix Group”) for a purchase price of approximately £1,400.0 with a payment at closing of £1,454.1, excluding £48.0 of cash acquired (approximately $1,887.2, excluding $62.2 of cash acquired). The Weetabix Group is a packaged food company that primarily produces branded and private label RTE cereal and muesli products. The Weetabix Group is reported in two reportable segments. The results of the Weetabix operations outside of North America (“Weetabix”) are reported in the Weetabix segment, and the Weetabix North American operations (“Weetabix NA”) are reported in the Post Consumer Brands segment (see Note 22). Based on the purchase price allocation of Weetabix, the Company recorded $172.8 of customer relationships to be amortized over a weighted-average period of approximately 20 years, $29.5 to definite-lived trademarks and brands to be amortized over a weighted-average period of 16 years and $385.1 of indefinite-lived trademarks. Based on the purchase price allocation of Weetabix NA, the Company recorded $13.6 of customer relationships to be amortized over a weighted-average period of 21 years.
The following table provides the allocation of the purchase price related to the fiscal 2017 acquisition of the Weetabix Group based upon the fair value of assets and liabilities assumed, including the provisional amounts recognized related to the acquisition as of September 30, 2017, as well as measurement period adjustments made during the year ended September 30, 2018. The final fair value of goodwill related to the acquisition of the Weetabix Group will not be deductible for U.S. income tax purposes.

	Acquisition Date Amounts Recognized as of September 30, 2017 (a)	Adjustments During the Year Ended September 30, 2018	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$62.2	$—	$62.2
Receivables (c)	39.7	(1.9)	37.8
Inventories (b), (c)	63.4	(0.2)	63.2
Prepaid expenses and other current assets	1.2	—	1.2
Property (b)	283.9	(3.0)	280.9
Goodwill (d)	969.3	11.5	980.8
Other intangible assets (b)	608.4	(7.4)	601.0
Other assets	112.0	—	112.0
Accounts payable	(66.3)	—	(66.3)
Other current liabilities (c)	(28.4)	(0.1)	(28.5)
Deferred tax liability - long-term (c)	(137.6)	1.1	(136.5)
Other liabilities	(10.9)	—	(10.9)
Noncontrolling interest	(9.7)	—	(9.7)
Total acquisition cost	$1,887.2	$—	$1,887.2
(a) As previously reported in Post’s 2017 Annual Report on Form 10-K filed with the SEC on November 17, 2017.
(b) Adjustments reflect updated ASC 805 valuation of tangible and intangible assets.
(c) Adjustments reflect other Weetabix Group purchase accounting adjustments.
(d) Adjustment reflects the change in goodwill as a result of the adjustments described in (b) and (c).
On October 3, 2016, the Company completed its acquisition of National Pasteurized Eggs, Inc. (“NPE”) for $93.5, subject to working capital and other adjustments, resulting in a payment at closing of $97.0. In February 2017, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of $1.2. NPE is a producer of pasteurized shell eggs, including cage-free eggs, and is reported in the Refrigerated Food segment (see Note 22). Based upon the purchase price allocation, the Company recorded $43.9 of customer relationships to be amortized over a weighted-average period of 16 years and $7.5 of trademarks and brands to be amortized over a weighted-average period of 20 years.
The following table provides the allocation of the purchase price related to the fiscal 2017 acquisition of NPE based upon the fair value of assets and liabilities assumed. The final fair value of goodwill related to the acquisition of NPE will not be deductible for U.S. income tax purposes.

NPE
Cash and cash equivalents	$5.6
Receivables	8.5
Inventories	2.1
Prepaid expenses and other current assets	0.4
Property	10.4
Goodwill	46.3
Other intangible assets	51.4
Current portion of long-term debt	(0.1)
Accounts payable	(6.3)
Other current liabilities	(2.9)
Long-term debt	(0.2)
Deferred tax liability - long-term	(18.7)
Total acquisition cost	$96.5
Fiscal 2016
Acquisitions
On October 3, 2015, the Company completed its acquisition of Willamette Egg Farms (“WEF”) for $90.0, subject to working capital and other adjustments, resulting in a payment at closing of $109.0. In December 2015, a final settlement of net working capital and other adjustments was reached, resulting in an additional amount paid by the Company of $4.6. WEF is a producer, processor and wholesale distributor of eggs and egg products and is reported in the Refrigerated Food segment (see Note 22). Based upon the purchase price allocation, the Company recorded $12.7 of customer relationships to be amortized over a weighted-average period of 20 years and $2.5 to trademarks and brands to be amortized over a weighted-average period of 20 years.
The following table provides the allocation of the purchase price related to the fiscal 2016 acquisition of WEF based upon the fair value of assets and liabilities assumed. The final fair value of goodwill related to the acquisition of WEF will be deductible for U.S. income tax purposes.

WEF
Cash and cash equivalents	$19.2
Receivables	11.1
Inventories	10.3
Prepaid expenses and other current assets	0.5
Property	56.2
Goodwill	4.2
Other intangible assets	15.2
Other assets	0.1
Accounts payable	(2.2)
Other current liabilities	(1.0)
Total acquisition cost	$113.6
Transaction-related expenses
The Company incurs transaction-related expenses in conjunction with both completed and contemplated acquisitions, divestitures and mergers. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. During the years ended September 30, 2018, 2017 and 2016, the Company incurred transaction-related expenses of $35.8, $30.5 and $8.5, respectively, recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. For the years ended September 30, 2018 and 2017, transaction-related expenses included costs attributable to the 8th Avenue Transactions of $12.4 and $0.6, respectively. There were no transaction-related expenses related to the 8th Avenue Transactions incurred in the year ended September 30, 2016. In addition, during the year ended September 30, 2017, the Company recorded net foreign currency gains of $30.0 related to cash held in Pounds Sterling to fund the acquisition of the Weetabix Group, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statement of Operations.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of all businesses acquired in fiscal 2018, 2017 and 2016 for the periods presented as if the fiscal 2018 acquisition had occurred on October 1, 2016, the fiscal 2017 acquisitions had occurred on October 1, 2015 and the fiscal 2016 acquisition had occurred on October 1, 2014, along with certain pro forma adjustments. Additionally, the divestiture of 8th Avenue is presented in the unaudited pro forma information as if it occurred on October 1, 2017. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustments on acquired businesses, transaction and extinguished debt costs and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	2018	2017	2016
Pro forma net sales	$5,587.1	$5,258.3	$5,751.2
Pro forma net earnings available to common shareholders	$432.1	$23.6	$2.0
Pro forma basic earnings per share	$6.49	$0.35	$0.03
Pro forma diluted earnings per share	$5.83	$0.34	$0.03
NOTE 5 — RESTRUCTURING
In February 2018, the Company announced its plan to close its cereal manufacturing facility in Clinton, Massachusetts, which manufactures certain Weetabix Group products distributed in North America. The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the facility is expected to be completed by September 2019.
In September 2015, the Company announced its plan to close its Dymatize manufacturing facility located in Farmers Branch, Texas and permanently transfered production to third party facilities under co-manufacturing agreements. Plant production ceased in the fourth quarter of 2015 and the facility was sold in December 2016. No additional restructuring costs were incurred in fiscal 2018 or 2017.
In May 2015, the Company announced its plan to consolidate its cereal business administrative offices into its Lakeville, Minnesota location. In connection with the consolidation, the Company closed its office located in Parsippany, New Jersey and relocated those functions as well as certain functions located in Battle Creek, Michigan to the Lakeville office. The Parsippany office closure was completed during fiscal 2016. No additional restructuring costs were incurred in fiscal 2018 or 2017.
Amounts related to the restructuring events are shown in the following table. All costs are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations with the exception of accelerated depreciation expense incurred in the year ended September 30, 2018, which is included in “Cost of goods sold.” These expenses are not included in the measure of segment performance for any segment (see Note 22).

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2015	$10.5	$—	$10.5
Charge to expense	2.1	0.4	2.5
Cash payments	(10.6)	—	(10.6)
Non-cash charges	(0.9)	(0.4)	(1.3)
Balance, September 30, 2016	$1.1	$—	$1.1
Cash payments	(1.1)	—	(1.1)
Balance, September 30, 2017	$—	$—	$—
Charge to expense	2.7	2.5	5.2
Non-cash charges	—	(2.5)	(2.5)
Balance, September 30, 2018	$2.7	$—	$2.7

Total expected restructuring charge	$17.7	$9.0	$26.7
Cumulative incurred to date	15.3	5.0	20.3
Remaining expected restructuring charge	$2.4	$4.0	$6.4
NOTE 6 — ASSETS AND LIABILITIES HELD FOR SALE
The major classes of assets and liabilities comprising “Current assets held for sale,” “Other assets held for sale,” “Current liabilities held for sale ” and “Other liabilities held for sale” on the Consolidated Balance Sheet as of September 30, 2018 are shown in the following table. There were no assets or liabilities held for sale at September 30, 2017.

Current assets held for sale
Restricted cash	$0.7
Receivables, net	79.8
Inventories	111.6
Prepaid expenses and other current assets	1.5
Property, net (a)	1.4
$195.0
Other assets held for sale
Property, net (a)	$165.1
Goodwill	417.1
Other intangible assets, net	270.4
Other assets	4.0
$856.6
Current liabilities held for sale
Accounts payable	$37.4
Other current liabilities	28.2
$65.6
Other liabilities held for sale
Long-term debt	$614.6
Deferred income taxes	79.9
Other liabilities	0.6
$695.1

(a)
In accordance with ASC Topic 360 “Property, Plant, and Equipment,” the building classified as held for sale related to the closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts and the 8th Avenue property held for sale are classified as current and noncurrent, respectively, on the Consolidated Balance Sheet.

In connection with the 8th Avenue Transactions (see Note 4), the Company had assets and liabilities held for sale at September 30, 2018. The Company recorded earnings before income taxes related to 8th Avenue, reported herein as the Private Brands segment, of $60.8, $58.1 and $71.4 in the years ended September 30, 2018, 2017 and 2016, respectively. Additionally, the Company had a building classified as assets held for sale at September 30, 2018, related to the planned closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts (see Note 5).
Held for sale net (gains) losses of $(0.2) and $9.3 were recorded in the years ended September 30, 2017 and 2016, respectively. There were no held for sale (gains) or losses recorded in the year ended September 30, 2018. The net gains and losses are reported as “Other operating expenses, net” on the Consolidated Statements of Operations. In the year ended September 30, 2018, the book values of the assets and liabilities for 8th Avenue and the Clinton, Massachusetts manufacturing facility were both lower than fair value, therefore, no fair value adjustment was recorded at the time the assets and liabilities were classified as held for sale. Any final adjustments to the fair values of 8th Avenue and the Clinton, Massachusetts manufacturing facility will be recognized upon the closing of the 8th Avenue Transactions and the sale of the facility, respectively. In the year ended September 30, 2017, the gain related to the September 2015 closure of the Company’s Dymatize manufacturing facility located in Farmers Branch, Texas. In the year ended September 30, 2016, of the total $9.3 held for sale loss, $4.5 related to the September 2015 closure of the Company’s Dymatize manufacturing facility located in Farmers Branch, Texas and $4.8 related to the April 2013 closure of the Company’s cereal plant located in Modesto, California. These expenses are not included in the measure of segment performance for any segment (see Note 22).
NOTE 7 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Refrigerated Food	Active Nutrition	Private Brands	Total
Balance, September 30, 2016
Goodwill (gross)	$1,994.0	$—	$1,185.3	$180.7	$417.1	$3,777.1
Accumulated impairment losses	(609.1)	—	—	(88.3)	—	(697.4)
Goodwill (net)	$1,384.9	$—	$1,185.3	$92.4	$417.1	$3,079.7
Goodwill acquired	5.3	964.0	46.3	—	—	1,015.6
Impairment loss	—	—	—	(26.5)	—	(26.5)
Currency translation adjustment	0.3	(37.1)	—	—	—	(36.8)
Balance, September 30, 2017
Goodwill (gross)	$1,999.6	$926.9	$1,231.6	$180.7	$417.1	$4,755.9
Accumulated impairment losses	(609.1)	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,390.5	$926.9	$1,231.6	$65.9	$417.1	$4,032.0
Goodwill acquired	—	—	898.3	—	—	898.3
Acquisition related adjustment	12.6	(1.1)	—	—	—	11.5
Held for sale assets	—	—	—	—	(417.1)	(417.1)
Currency translation adjustment	(0.2)	(24.9)	—	—	—	(25.1)
Balance, September 30, 2018
Goodwill (gross)	$2,012.0	$900.9	$2,129.9	$180.7	$—	$5,223.5
Accumulated impairment losses	(609.1)	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,402.9	$900.9	$2,129.9	$65.9	$—	$4,499.6
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an analysis to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal years 2018, 2017 and 2016, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach is based on a market multiple (revenue and EBITDA which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data.

The Company did not record a goodwill impairment charge at September 30, 2018, as all reporting units passed the quantitative impairment test.
For the year ended September 30, 2017, the Company recorded a charge of $26.5 for the impairment of goodwill. The impairment charge related to the Dymatize reporting unit which is included in the Active Nutrition segment. In fiscal 2017, consistent with the prior year, the specialty sports nutrition category, in which Dymatize sold the majority of its products, continued to experience weak sales, which resulted in management lowering its long-term expectations for the Dymatize reporting unit. After conducting step one of the impairment analysis, it was determined that the carrying value of the Dymatize reporting unit exceeded its fair value by $76.6, and the Company recorded an impairment charge for goodwill down to the fair value. At the time of the analysis, the Dymatize reporting unit had $26.5 of remaining goodwill, and therefore an impairment charge for the entire goodwill balance of $26.5 was recorded.
For the year ended September 30, 2016, the Company concluded there was no impairment of goodwill. With the exception of Dymatize, all reporting units passed step one of the impairment test. Dymatize failed step one and accordingly, step two of the analysis was performed as was required prior to the adoption of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” in fiscal 2017. Based on the results of step two, it was determined that the fair value of the goodwill allocated to the Dymatize reporting unit exceeded its carrying value by approximately $36.0 and was therefore not impaired as of September 30, 2016.
These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 15. The goodwill impairment losses are aggregated with trademark impairment losses in “Impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations.
NOTE 8 — EQUITY INTERESTS
In connection with its acquisition of the Weetabix Group in July 2017 (see Note 4), the Company acquired an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”). Results of both entities are reported in the Weetabix segment (see Note 22).
Alpen is a South African based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $5.2 and $4.5 at September 30, 2018 and 2017, respectively, and is included in “Other assets” on the Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $1.0 and $1.0 at September 30, 2018 and 2017, respectively, which is included in “Other assets” on the Consolidated Balance Sheets.
Weetabix East Africa is a Kenyan based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s consolidated financial statements. Weetabix East Africa had a long-term payable with Pioneer Food Group Limited, the owner of the remaining 49.9% of the business, of $0.5 at September 30, 2017, which is included in “Other liabilities” on the Consolidated Balance Sheet. No such payable existed at September 30, 2018.
NOTE 9 — INCOME TAXES
The (benefit) expense for income taxes consisted of the following:

	Year Ended September 30,
	2018	2017	2016
Current:
Federal	$27.3	$(5.8)	$37.6
State	5.2	4.3	1.7
Foreign	20.0	10.2	8.5
	52.5	8.7	47.8
Deferred:
Federal	(253.5)	19.7	(64.8)
State	21.4	2.7	(7.5)
Foreign	(24.4)	(5.0)	(2.3)
	(256.5)	17.4	(74.6)
Income tax (benefit) expense	$(204.0)	$26.1	$(26.8)

The effective tax rate for fiscal 2018 was (77.1)% compared to 35.1% for fiscal 2017 and 89.0% for fiscal 2016. A reconciliation of income tax (benefit) expense with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2018	2017	2016
Computed tax (a)	$64.9	$26.1	$(10.5)
Enacted tax law and changes, including the Tax Act (a)	(270.9)	—	0.7
Non-deductible goodwill impairment loss	—	7.2	—
Non-deductible compensation	1.2	1.8	2.6
Non-deductible transaction costs	1.5	2.9	—
Domestic production activities deduction	(5.9)	—	(4.3)
State income taxes, net of effect on federal tax	5.6	0.8	(6.2)
Non-taxable interest income	(2.4)	(3.4)	(2.6)
Valuation allowances	4.1	4.8	3.8
Change in deferred tax rates	0.3	—	(2.0)
Uncertain tax positions	0.3	(0.5)	(2.0)
Sale and liquidation of Michael Foods Canadian egg business	—	—	(3.6)
Income tax credits	(2.3)	(1.4)	(1.5)
Rate differential on foreign income	(5.3)	(6.8)	(1.8)
Excess tax benefits for share-based payments	(1.8)	(6.2)	—
Other, net (none in excess of 5% of statutory tax)	6.7	0.8	0.6
Income tax (benefit) expense	$(204.0)	$26.1	$(26.8)

(a)
Fiscal 2018 federal corporate income tax was computed using a blended U.S. federal corporate income tax rate of 24.5%. The fiscal 2018 tax rate was impacted by the Tax Act, as discussed below. Fiscal 2017 and 2016 federal corporate income tax was computed at the federal statutory rate of 35%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2018			September 30, 2017
	Assets	Liabilities	Net	Assets	Liabilities	Net
Accrued vacation, incentive and severance	$10.0	$—	$10.0	$16.2	$—	$16.2
Inventory	4.0	—	4.0	3.0	—	3.0
Accrued liabilities	24.3	—	24.3	16.6	—	16.6
Property	—	(161.7)	(161.7)	—	(210.1)	(210.1)
Intangible assets	—	(688.3)	(688.3)	—	(882.5)	(882.5)
Pension and other postretirement benefits	—	(15.3)	(15.3)	5.3	—	5.3
Stock-based and deferred compensation	27.5	—	27.5	28.7	—	28.7
Derivative mark-to-market adjustments	18.1	—	18.1	91.9	—	91.9
Net operating loss carryforwards	27.2	—	27.2	38.7	—	38.7
Other items	4.7	(3.2)	1.5	6.5	(1.6)	4.9
Total gross deferred income taxes	115.8	(868.5)	(752.7)	206.9	(1,094.2)	(887.3)
Valuation allowance	(25.7)	—	(25.7)	(18.5)	—	(18.5)
Total deferred taxes	$90.1	$(868.5)	$(778.4)	$188.4	$(1,094.2)	$(905.8)
As of September 30, 2018, the Company had U.S. federal net operating loss (“NOL”) carryforwards totaling approximately $57.1, which have expiration dates beginning in fiscal 2021 and extending through fiscal 2038, as well as state NOL carryforwards totaling approximately $475.0, which have expiration dates beginning in fiscal 2019 and extending through fiscal 2037. As of September 30, 2018, Post had NOL carryforwards in foreign jurisdictions of $8.3.
As certain of these NOLs and carryforwards were acquired through acquisitions made during fiscal 2013, 2014, 2017 and 2018 as a result of ownership changes, the deductibility of the NOLs is subject to limitation under section 382 of the Internal Revenue Code (“IRC”) and similar limitations under state tax law. Giving consideration to IRC section 382 and state limitations, the Company believes it will generate sufficient taxable income to fully utilize the U.S. federal and certain state NOLs before they expire. Approximately $16.6 of the deferred tax asset related to the state NOLs has been offset by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future.
At September 30, 2018, the Company had undistributed earnings of consolidated foreign subsidiaries of $6.2, and the Company intends to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In accordance with the Tax Act, the Company recorded a one-time transition tax on such earnings during the year ended September 30, 2018, as discussed below.
For the years ended September 30, 2018, 2017 and 2016, foreign (loss) income before income taxes was $(24.3), $24.7 and $29.6, respectively.
Tax Act
In fiscal 2018, the effective tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The SEC issued interpretive guidance regarding the Tax Act, which was codified by ASU 2018-05 in March 2018. The Tax Act resulted in significant impacts to the Company’s accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacts a new U.S. federal corporate income tax rate of 21% that will fully go into effect for the Company’s fiscal 2019 tax year and is prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s current tax year. This proration resulted in a blended U.S. federal income tax rate of 24.5% for fiscal 2018. At the time these financial statements were issued, the Company had not completed the accounting for the tax effects related to the enactment of the Tax Act. However, provisional estimates were made in the following instances: (i) the Company remeasured its existing deferred tax assets and liabilities considering both the current fiscal year blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $281.2 and (ii) the Company calculated the one-time transition tax and recorded provisional tax expense of $10.3. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed as assets are placed in service.
The changes included in the Tax Act are broad and complex, and as such, the final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in current accounting standards for income taxes or related interpretations in response to the Tax Act or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts resulting from changes to current year earnings estimates and foreign exchange rates. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by December 31, 2018.
Unrecognized Tax Benefits
The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made.
Unrecognized tax benefits activity for the years ended September 30, 2018 and 2017 is presented in the following table:

Unrecognized tax benefits, September 30, 2016	$9.3
Additions for tax positions taken in current year and acquisitions	—
Reductions for tax positions taken in prior years	—
Settlements with tax authorities/statute expirations	(0.7)
Unrecognized tax benefits, September 30, 2017	$8.6
Additions for tax positions taken in current year and acquisitions	2.0
Reductions for tax positions taken in prior years	(0.1)
Held for sale liabilities	(0.6)
Settlements with tax authorities/statute expirations	—
Unrecognized tax benefits, September 30, 2018	$9.9
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate is $8.3 at September 30, 2018. The Company believes that, due to expiring statutes of limitations and settlements with authorities, it is reasonably possible that the total unrecognized tax benefits may decrease up to approximately $7.0 within twelve months of the reporting date.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax expense. The Company recorded $0.8, $0.3 and $(0.1) related to interest and penalties in the years ended September 30, 2018, 2017 and 2016. The Company had accrued interest and penalties of $3.5 and $2.7 at September 30, 2018 and 2017, respectively. The accrued interest and penalties are not included in the table above.
U.S. federal, U.S. state and foreign jurisdictions income tax returns for the tax years ended September 30, 2017, 2016 and 2015 are subject to examination by the tax authorities in each respective jurisdiction.
With respect to the Bob Evans acquisition, the Company assumed all income tax liabilities for those jurisdictions which remain subject to examination, primarily consisting of tax years ended April 2015 through the short tax year ended January 11, 2018, the date of acquisition. With respect to the fiscal 2017 acquisition of the Weetabix Group, the Company assumed substantially all income tax liabilities for those jurisdictions which remain subject to examination. The Company did not assume any pre-acquisition tax liabilities related to the fiscal 2016 acquisition of WEF. With respect to the NPE acquisition made in fiscal 2017 and acquisitions made in fiscal 2015, the seller generally retained responsibility for all income tax liabilities through the date of acquisition. With respect to the Michael Foods acquisition, the Company assumed all income tax liabilities for those certain jurisdictions which remain subject to examination, consisting primarily of the short tax year ended June 2, 2014, the date of acquisition.
NOTE 10 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. For the periods outstanding, the Company’s tangible equity units (“TEUs”) (see Note 20) were assumed to be settled at the minimum settlement amount of 1.7114 shares per TEU for weighted-average shares for basic earnings per share. For diluted earnings (loss) per share, the TEUs, to the extent dilutive, were assumed to be settled at a conversion factor based on the daily volume-weighted-average price per share of the Company’s common stock not to exceed 2.0964 shares per TEU. All TEU purchase contracts were settled as of June 1, 2017. In the second quarter of fiscal 2018, the Company completed the redemption of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (“Series B Preferred”). Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the redemption was announced, were converted into 3.1 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series B Preferred and the remaining shares of Series B Preferred were redeemed (see Note 21).

	Year ended September 30,
	2018	2017	2016
Net earnings (loss) for basic loss per share	$457.3	$34.8	$(28.4)
Dilutive preferred stock dividends	10.0	—	—
Net earnings (loss) for diluted loss per share	$467.3	$34.8	$(28.4)

Weighted-average shares outstanding	66.6	65.2	63.9
Effect of TEUs on weighted-average shares for basic earnings (loss) per share	—	2.6	4.9
Weighted-average shares for basic earnings (loss) per share	66.6	67.8	68.8
Effect of dilutive securities:
Stock options	1.8	1.8	—
Stock appreciation rights	0.1	—	—
Restricted stock awards	0.4	0.3	—
Preferred shares conversion to common	7.0	—	—
Total dilutive securities	9.3	2.1	—
Weighted-average shares for diluted earnings (loss) per share	75.9	69.9	68.8

Basic earnings (loss) per common share	$6.87	$0.51	$(0.41)
Diluted earnings (loss) per common share	$6.16	$0.50	$(0.41)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share as they were anti-dilutive.

	Year ended September 30,
	2018	2017	2016
Stock options	0.6	0.3	4.3
Stock appreciation rights	—	—	0.2
Restricted stock awards	0.1	—	0.5
Preferred shares conversion to common	—	9.1	9.1
NOTE 11 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2018	2017	2016
Advertising and promotion expenses	$153.4	$159.7	$184.2
Repair and maintenance expenses	149.1	162.6	141.6
Research and development expenses	25.1	18.6	16.3
Rent expense	41.3	41.8	32.0
Interest income	(7.4)	(6.8)	(2.7)
Interest paid	373.9	333.6	309.6
Income taxes paid	23.0	29.6	73.4
Accrued additions to property	30.4	21.0	12.7

NOTE 12 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2018	2017
Receivables, net
Trade	$412.8	$421.6
Income tax receivable	41.5	46.4
Other	10.3	14.2
	464.6	482.2
Allowance for doubtful accounts	(2.3)	(1.6)
	$462.3	$480.6
Inventories
Raw materials and supplies	$107.8	$129.8
Work in process	17.8	16.9
Finished products	324.1	395.6
Flocks	34.5	31.2
	$484.2	$573.5
Other Assets
Pension asset	$167.0	$154.6
Hedging assets - non-current	52.0	0.3
Other	33.0	29.4
	$252.0	$184.3
Accounts Payable
Trade	$329.3	$306.5
Book cash overdrafts	26.7	17.8
Other	9.1	11.7
	$365.1	$336.0
Other Current Liabilities
Advertising and promotion	$53.6	$74.5
Accrued interest	38.5	36.5
Accrued compensation	114.2	89.9
Hedging liabilities	27.7	54.6
Accrued legal settlements	23.9	8.6
Other	81.4	82.2
	$339.3	$346.3
Other Liabilities
Pension and other postretirement benefit obligations	$53.3	$83.5
Hedging liabilities - non-current	113.7	188.9
Accrued compensation - non-current	30.4	29.2
Accrued appraisal rights and related interest	267.0	—
Other	34.9	26.2
	$499.3	$327.8
NOTE 13 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

	September 30,
	2018	2017	2016
Balance, beginning of year	$1.6	$1.6	$2.0
Provision charged to expense	0.1	0.3	1.2
Write-offs, less recoveries	(1.2)	(0.3)	(1.6)
Held for sale assets	(0.5)	—	—
Other (a)	2.3	—	—
Balance, end of year	$2.3	$1.6	$1.6

(a)	Other items are primarily related to acquisitions.

NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
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
At September 30, 2018, the Company’s derivative instruments consisted of:
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

Designated as hedging instruments under ASC Topic 815

•
Pay-fixed, receive-fixed cross-currency swaps with maturities in January 2021 and July 2022 that require quarterly cash settlements and are used as net investment hedges of the Company’s investment in the Weetabix Group, which is denominated in Pounds Sterling; and

•
a pay-fixed, receive-variable interest rate swap maturing in May 2024 that requires monthly settlements and is used as a cash flow hedge of forecasted interest payments on the Company’s variable rate term loan (see Note 16).

As of January 1, 2018, the Company changed the designation of its foreign currency forward contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the new designation, the Company reclassified gains previously recorded in accumulated OCI of $1.8, of which $1.3 was reclassified to “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended September 30, 2018 and $0.5 was reclassified to “Property, net” on the Consolidated Balance Sheet as of September 30, 2018.
As of July 1, 2017, the Company changed the designation of its cross-currency swap contracts from a non-designated hedging instrument to a net investment hedge. Prior to its designation as a net investment hedge, the Company had reported non-cash mark-to-market adjustments related to the cross-currency swaps in “(Income) expense on swaps, net” in the Consolidated Statements of Operations.
The following table shows the notional amounts of derivative instruments held.

	September 30, 2018	September 30, 2017
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$64.3	$53.8
Energy contracts	20.8	25.6
Foreign exchange contracts - Forward contracts	9.3	3.8
Interest rate swap	74.6	76.1
Interest rate swaps - Rate-lock swaps	1,649.3	1,649.3
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Forward contracts	—	20.9
Foreign exchange contracts - Cross-currency swaps	662.9	448.7
Interest rate swap	1,000.0	1,000.0
The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of September 30, 2018 and 2017, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$1.9	$0.5	$—	$—
Energy contracts	Prepaid expenses and other current assets	4.9	3.8	—	—
Commodity contracts	Other assets	0.2	—	—	—
Energy contracts	Other assets	0.3	—	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	1.2	1.3	1.1	1.1
Foreign exchange contracts	Other assets	17.6	0.3	17.6	0.3
Interest rate swaps	Prepaid expenses and other current assets	6.4	—	6.4	—
Interest rate swaps	Other assets	33.9	—	30.6	—
		$66.4	$5.9	$55.7	$1.4

Liability Derivatives:
Commodity contracts	Other current liabilities	$2.2	$1.9	$—	$—
Energy contracts	Other current liabilities	0.4	0.3	—	—
Foreign exchange contracts	Other current liabilities	1.5	1.5	1.4	1.5
Foreign exchange contracts	Other liabilities	19.4	23.6	19.4	23.6
Interest rate swaps	Other current liabilities	23.6	50.9	—	0.7
Interest rate swaps	Other liabilities	94.3	165.3	—	4.2
		$141.4	$243.5	$20.8	$30.0
The following tables present the effects of the Company’s derivative instruments on the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2018, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2018	2017	2016
Commodity contracts	Cost of goods sold	$4.0	$(0.4)	$7.5
Energy contracts	Cost of goods sold	(6.4)	(1.3)	1.2
Foreign exchange contracts	Selling, general and administrative expenses	1.5	0.8	—
Foreign exchange contracts	(Income) expense on swaps, net	—	10.3	—
Interest rate swaps	(Income) expense on swaps, net	(95.6)	(102.1)	182.9

Derivatives Designated as Hedging Instruments	(Gain) Loss Recognized in OCI			(Gain) Loss Reclassified from Accumulated OCI into Earnings			Statement of Operations Location
	2018	2017	2016	2018	2017	2016
Foreign exchange contracts	$(0.2)	$(1.6)	$—	$(1.3)	$—	$—	Selling, general and administrative expenses
Interest rate swaps	(44.2)	5.6	—	(2.3)	0.7	—	Interest expense, net
Cross-currency swaps	(27.8)	14.8	—	—	—	—	(Income) expense on swaps, net

Accumulated OCI included a $50.0 net gain on hedging instruments before taxes ($37.4 after taxes) at September 30, 2018, compared to a $18.1 net loss before taxes ($11.1 after taxes) at September 30, 2017. Approximately $6.4 of the net cash flow hedge gains reported in accumulated OCI at September 30, 2018 is expected to be reclassified into earnings within the next 12 months. For gains or losses associated with interest rate swaps, the reclassification will occur over the term of the related debt. A reclassification of gains and losses reported in accumulated OCI related to the cross-currency swaps will only occur in the event all United Kingdom-based operations are liquidated. At September 30, 2018, accumulated OCI included settlements of cross-currency swaps of $4.8. There were no settlements of cross-currency swaps included in accumulated OCI at September 30, 2017.
At September 30, 2018 and September 30, 2017, the Company had pledged collateral of $4.5 and $2.9, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Consolidated Balance Sheets.
NOTE 15 — FAIR VALUE MEASUREMENTS
The following table presents the assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	September 30, 2018			September 30, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Deferred compensation investment	$43.6	$43.6	$—	$15.4	$15.4	$—
Derivative assets	66.4	—	66.4	5.9	—	5.9
	$110.0	$43.6	$66.4	$21.3	$15.4	$5.9

Liabilities
Deferred compensation liabilities	$52.2	$—	$52.2	$22.5	$—	$22.5
Derivative liabilities	141.4	—	141.4	243.5	—	243.5
	$193.6	$—	$193.6	$266.0	$—	$266.0
The deferred compensation investment is primarily invested in mutual funds and its fair value is measured using the market approach. This investment is in the same funds, or funds that employ a similar investment strategy, and purchased in substantially the same amounts, as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. In connection with the acquisition of Bob Evans (see Note 4), the Company expects to pay $24.1 related to the termination of Bob Evans’s deferred compensation plans within the next 12 months.
The Company utilizes the income approach to measure fair value for its commodity and energy derivatives. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices. Foreign exchange contracts are valued using the spot rate less the forward rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Refer to Note 14 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the Consolidated Statements of Operations.
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its short-term and long-term debt at fair value on the Consolidated Balance Sheets. Based on current market rates, the fair value of the Company’s debt (Level 2), including amounts classified as held for sale, was $7,790.9 and $7,343.4 as of September 30, 2018 and 2017, respectively.
Certain assets and liabilities, including long-lived assets, goodwill, indefinite-lived intangibles and assets held for sale are measured at fair value on a non-recurring basis.
In the year ended September 30, 2018, the Company recorded indefinite-lived intangible asset impairment charges of $124.9. In the year ended September 30, 2017, the Company recorded goodwill impairment losses of $26.5. There were no such charges recorded in the year ended September 30, 2016. These losses were recorded as “Impairment of goodwill and other intangible assets” in the Consolidated Statement of Operations. For additional information on other intangibles assets and goodwill, see Note 2 and Note 7, respectively. There were no other fair value measurement losses recognized during the years ended September 30, 2018, 2017 and 2016.

As stated previously (see Note 6), the Company had assets and liabilities held for sale related to the 8th Avenue Transactions and a building related to the planned closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts as of September 30, 2018, and assets held for sale related to the September 2015 closure of the Company’s Dymatize manufacturing facility located in Farmers Branch, Texas and the April 2013 closure of the Company’s cereal plant located in Modesto, California as of September 30, 2016. The fair value of assets and liabilities held for sale were measured at fair value on a nonrecurring basis based on the lower of book value or third-party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets and liabilities. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2016	$10.1
Gain on assets held for sale	0.2
Proceeds from the sale of assets held for sale	(10.3)
Balance, September 30, 2017	$—
Transfers of assets into held for sale	1,051.6
Transfers of liabilities into held for sale	(760.7)
Balance, September 30, 2018	$290.9
NOTE 16 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	September 30,
	2018	2017
5.625% Senior Notes maturing January 2028	$960.9	$—
5.50% Senior Notes maturing March 2025	1,000.0	1,000.0
5.75% Senior Notes maturing March 2027	1,326.3	1,500.0
5.00% Senior Notes maturing August 2026	1,710.3	1,750.0
8.00% Senior Notes maturing July 2025	122.2	137.5
6.00% Senior Notes maturing December 2022	—	630.0
Term Loan	2,172.5	2,194.5
Bridge Loan (a)	—	—
Capital leases	0.2	0.2
	7,292.4	7,212.2
Less: Current Portion	(22.1)	(22.1)
Debt issuance costs, net (a)	(71.2)	(81.8)
Plus: Unamortized premium	33.0	40.8
Total long-term debt	$7,232.1	$7,149.1
(a) In connection with the 8th Avenue Transactions, the Company classified its Bridge Loan and associated debt issuance costs as held for sale at September 30, 2018. See below for more information about the Bridge Loan. See Note 6 for information about assets and liabilities held for sale.
Senior Notes
On June 2, 2014, the Company issued $630.0 principal value of 6.00% senior notes due in December 2022. The 6.00% senior notes were issued at par, and the Company received $619.0 after paying related fees of $11.0, which were deferred and amortized to interest expense over the term of the notes. The principal balance of these notes was repaid during the year ended September 30, 2018. Interest payments on the 6.00% senior notes were due semi-annually each June 15 and December 15.
On August 18, 2015, the Company issued $400.0 principal value of 8.00% senior notes due in July 2025. The 8.00% senior notes were issued at par, and the Company received $396.0 after paying related fees of $4.0, which were deferred and amortized to interest expense over the term of the notes. Interest payments on the 8.00% senior notes are due semi-annually each January 15 and July 15.
On August 3, 2016, the Company issued $1,750.0 principal value of 5.00% senior notes due in August 2026. The 5.00% senior notes were issued at par, and the Company received $1,725.7 after paying related fees of $24.3, which were deferred and will be amortized to interest expense over the term of the notes. Interest payments on the 5.00% senior notes are due semi-annually each February 15 and August 15.
On February 14, 2017, the Company issued $1,000.0 principal value of 5.50% senior notes due in March 2025 and $750.0 principal value of 5.75% senior notes due in March 2027. The 5.50% and 5.75% senior notes were issued at par, and the Company received $1,725.4 after paying related fees of $24.6, which were deferred and will be amortized to interest expense over the term of the notes. On August 10, 2017, the Company issued an additional $750.0 principal value of 5.75% notes due in March 2027. The additional 5.75% senior notes were issued at 105.5% of par value, and the Company received $784.0 after paying investment banking and other fees of $7.2. The premium related to the 5.75% senior notes was recorded as an unamortized premium, which is included in “Long-term debt” on the Consolidated Balance Sheets at September 30, 2018 and 2017 and will be amortized as a reduction to interest expense over the term of the notes. Interest payments on the 5.50% and 5.75% senior notes are due semi-annually each March 1 and September 1.
On December 1, 2017, the Company issued $1,000.0 principal value of 5.625% senior notes due in January 2028. The 5.625% senior notes were issued at par, and the Company received $990.6 after paying investment banking and other fees of $9.4, which are being deferred and amortized to interest expense over the term of the notes. Interest payments on the 5.625% senior notes are due semi-annually each January 15 and July 15.
All of the Company’s senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than immaterial subsidiaries, receivables finance subsidiaries and subsidiaries the Company designated as unrestricted subsidiaries (the “Guarantors”). The Company’s foreign subsidiaries do not guarantee the senior notes. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions).
Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement, and further amended the credit agreement on April 28, 2017, March 8, 2018 and August 17, 2018 (as further amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The issuance of letters of credit is available under the Credit Agreement in an aggregate amount of up to $50.0. The Revolving Credit Facility has outstanding letters of credit of $18.5, which reduced the available borrowing capacity to $781.5 at September 30, 2018. The outstanding amounts under the Revolving Credit Facility must be repaid on or before March 28, 2022. The Company incurred $4.2 and $4.6 of issuance costs in connection with the Credit Agreement in the years ended September 30, 2018 and 2017, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheets.
The Credit Agreement also provides for potential incremental revolving and term facilities at the request of the Company and at the discretion of the lenders, in each case on terms to be determined, and also permits the Company, subject to certain conditions, to incur incremental equivalent debt, in an aggregate maximum amount not to exceed the greater of (1) $700.0 and (2) the maximum amount at which (A) the Company’s pro forma consolidated leverage ratio (as defined in the Credit Agreement) would not exceed 6.50 to 1.00 and (B) the Company’s pro forma senior secured leverage ratio (as defined in the Credit Agreement) would not exceed 3.00 to 1.00 as of the date such indebtedness is incurred. Additionally, the Credit Agreement permits the Company to incur additional unsecured debt if, among other conditions, its consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt.
The Company entered into a third amendment to the Credit Agreement on August 17, 2018, which permits the Company, among other things, to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and release of liens on) assets of and equity interests in the Company’s unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors.
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
Term Loans
On May 24, 2017, the Company entered into a Joinder Agreement No. 1 (“Joinder No. 1”). Joinder No.1 provided for an incremental term loan of $1,200.0 (the “ Joinder No. 1 Term Loan”) under the Credit Agreement. Pursuant to Joinder No. 1, the Company borrowed $1,200.0. On June 29, 2017, the Company entered into a Joinder Agreement No. 2 (“Joinder No. 2”). Joinder No. 2 provided for an incremental term loan of $1,000.0 (the “ Joinder No. 2 Term Loan”) under the Credit Agreement. Pursuant to Joinder No. 2, the Company borrowed $1,000.0 and used the proceeds, together with cash on hand, to finance its fiscal 2017 acquisition of the Weetabix Group (see Note 4). The Joinder No. 2 Term Loan was combined with the outstanding amounts under the Joinder No.1 Term Loan (collectively the “Term Loan”). On March 8, 2018, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”). Under the Second Amendment, the interest rate margin for the Term Loan was reduced by 25 basis points such that a Term Loan that is a Eurodollar Rate Loan accrues interest at the Eurodollar Rate plus 2.00% per annum, and a Term Loan that is a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such terms are defined in the Credit Agreement). The maturity date for the Term Loan remains May 24, 2024, and all other material provisions of the Credit Agreement remain unchanged.
The Term Loan requires quarterly principal installments of $5.5, which began on September 30, 2017. The interest rate on the Term Loan was 4.22% and 3.49% at September 30, 2018 and 2017, respectively. The Company incurred $23.7 of issuance costs in connection with the Term Loan in the year ended September 30, 2017.
Bridge Loan
On September 24, 2018, in connection with the 8th Avenue Transactions (see Note 4), the Company entered into a $625.0 bridge facility agreement (“Bridge Loan Facility”) and borrowed $625.0 under the Bridge Loan Facility (the Bridge Loan, as defined in Note 4). The Bridge Loan bore interest at a rate per annum equal to (i) with respect to the period commencing on September 24, 2018, and ending on October 1, 2018, the Eurodollar Rate (as such term is defined in the Bridge Loan Facility) plus 450 basis points , (ii) with respect to the period commencing on October 1, 2018 and ending on October 8, 2018, the Eurodollar Rate plus 500 basis points, (iii) with respect to the period between October 8, 2018 and November 30, 2018, 12.00% and (iv) with respect to the period on or after November 30, 2018 through the maturity date, 12.25%. Payments of interest on the Bridge Loan were due on October 1, 2018, October 8, 2018, December 31, 2018 and the last day of each quarter thereafter. The Bridge Loan Facility would mature on August 23, 2024. In connection with the Bridge Loan Facility, the Company incurred issuance costs of $10.4, which are being deferred and amortized to interest expense over the term of the loan. Of the total amount of debt issuance costs incurred, $7.8 were reimbursed to the Company at the closing of the 8th Avenue Transactions on October 1, 2018.
Upon the closing of the 8th Avenue Transactions on October 1, 2018, the Bridge Loan was assumed by 8th Avenue and the Company was released from its repayment obligations thereunder while retaining the proceeds from the Bridge Loan. Upon the assumption of the Bridge Loan by 8th Avenue, the Company was required under the Credit Agreement to use the net cash proceeds from the Bridge Loan and the cash proceeds received from THL under the Transaction Agreement to repay a portion of the Term Loan. Additionally, on October 1, 2018, 8th Avenue and its domestic subsidiaries (other than immaterial subsidiaries and other excluded subsidiaries) entered into (i) a First Lien Credit Agreement and (ii) a Second Lien Credit Agreement . The First Lien Credit Agreement provides for (i) a term loan in an aggregate principal amount of $525.0 (the “First Lien Term Loan Facility”) and (ii) a revolving credit facility in an aggregate amount of up to $150.0 (the “First Lien Revolving Credit Facility”). The Second Lien Credit Agreement provides for a term loan in an aggregate principal amount of $100.0 (the “Second Lien Term Loan Facility”). 8th Avenue used the proceeds of the First Lien Term Loan Facility, the Second Lien Term Loan Facility and a portion of the First

Lien Revolving Credit Facility to repay the Bridge Loan under the Bridge Facility Agreement, to pay certain fees and expenses related to the 8th Avenue Transactions and for general corporate purposes.
Repayments of Long-Term Debt
The following table shows the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment of debt” on the Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016.

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Year Ended September 30,	Issuance	Principal Amount Repaid	Debt Repurchased at a Discount	Premium and Debt Extinguishment Costs Paid	Write-offs of Debt Issuance Costs	Write-off of Unamortized (Premium)/Discount
	6.00% Senior Notes	$630.0	$—	$30.8	$6.5	$—
	5.625% Senior Notes	39.1	(2.1)	—	0.4	—
	5.75% Senior Notes	173.7	(3.1)	—	1.9	(4.6)
	5.00% Senior Notes	39.7	(2.5)	—	0.4	—
	8.00% Senior Notes	15.3	—	2.0	0.1	—
	Term Loan (a)	22.0	—	0.9	0.4	—
2018	Total	$919.8	$(7.7)	$33.7	$9.7	$(4.6)

	6.75% Senior Notes	$875.0	$—	$63.0	$8.9	$(13.4)
	7.375% Senior Notes	133.0	—	4.9	1.2	(2.1)
	7.75% Senior Notes	800.0	—	108.6	6.3	—
	8.00% Senior Notes	262.5	—	43.3	2.2	—
	Term Loan	5.5	—	—	—	—
	TEUs	11.0	—	—	—	—
	4.57% 2012 Series Bond	1.3	—	—	—	—
	Capital lease	0.1	—	—	—	—
2017	Total	$2,088.4	$—	$219.8	$18.6	$(15.5)

	7.375% Senior Notes	$1,242.0	$—	$88.0	$12.4	$(21.8)
	Term Loan	374.4	—	—	6.4	1.4
	TEUs	14.1	—	—	—	—
	4.57% 2012 Series Bond	1.6	—	—	—	—
	Capital lease	0.1	—	—	—	—
2016	Total	$1,632.2	$—	$88.0	$18.8	$(20.4)

(a)	In connection with the Second Amendment discussed above, the Company recorded a write-off of debt issuance costs and other expenses during the year ended September 30, 2018.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of September 30, 2018, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%.
The Credit Agreement permits the Company to incur additional unsecured debt if, among other conditions, the pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of September 30, 2018, the pro forma consolidated interest coverage ratio exceeded this threshold.

NOTE 17 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Antitrust claims
In late 2008 and early 2009, some 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. (“MFI”), a wholly-owned subsidiary of the Company, and some 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
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
Resolution of claims: (1) In December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0, which was approved by the district court in December 2017; (2) MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms in January 2017; and (3) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms. MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI.
Remaining portion of the case: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants have filed a second motion for summary judgment seeking dismissal of the claims, and that motion is currently pending.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the case could still result in a material adverse outcome. At September 30, 2018, the Company had accrued $6.0 for this matter that was included in “Other current liabilities” on the Consolidated Balance Sheet. There was no accrual for these matters at September 30, 2017. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s results of operations and cash flows could be materially affected.
During the years ended September 30, 2018, 2017 and 2016, the Company expensed $8.3, $74.5 and $28.5 related to these settlements, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
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

At September 30, 2018, the Company had an accrual of $267.0 included in “Other liabilities” on the Consolidated Balance Sheet for these matters, which is the number of shares of Bob Evans common stock for which former Bob Evans stockholders have demanded appraisal and have not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus statutory interest (see Note 4). There were no accruals for these matters at September 30, 2017. While the Company believes its accrual for these matters is appropriate, the final amounts required to resolve such matters could differ materially and the Company’s results of operations and cash flows could be materially affected. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the Company’s future results of operations or cash flows.
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
Leases
Lease Commitments
Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2018 were $28.2, $26.4, $24.6, $23.9, $21.6 and $84.8 for fiscal 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.
Bob Evans Lease Guarantee
Historically, Bob Evans guaranteed certain payment and performance obligations associated with the leases for 143 properties (the "Guarantee") leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantee remained in effect following the Company’s acquisition of Bob Evans. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantee. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to September 30, 2018, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $13.5 and will increase up to 1.5% annually based on indexed inflation. The lease terms extend for approximately 17 years from September 30, 2018, and the Guarantee would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under the Guarantee, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. The Bob Evans Restaurant Business continues to meet its obligations under these leases, and there have been no events that would indicate the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantee is immaterial as of September 30, 2018.
NOTE 18 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the U.S., the United Kingdom and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance). The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and certain allocations. Amounts for the Canadian plans are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. With respect to defined benefits for Canadian Post Consumer Brands employees, eligibility is frozen to new entrants and benefit accrual is frozen for salaried employees. During the year ended September 30, 2018, certain U.S. defined benefit plans for Weetabix NA employees were merged into the Company defined benefit plan for U.S. employees. With respect to defined benefits for U.S. Post Consumer Brands employees, eligibility is frozen to new employees and benefit accruals are frozen for all administrative employees and certain production employees. Benefit accrual is frozen for salaried Weetabix NA employees in the U.S. With respect to defined benefit plans for Weetabix employees in the United Kingdom, eligibility is frozen to new entrants, and benefit accrual is frozen with respect to participants in the executive scheme.

Defined Benefit Pension Plans
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2018, and a statement of the funded status and amounts recognized on the combined balance sheets as of September 30, 2018 and 2017.

	North America		Other International
	Year Ended September 30,		Year Ended September 30,
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of period	$100.6	$71.2	$723.6	$—
Service cost	4.2	4.1	6.7	1.7
Interest cost	3.6	2.5	19.6	4.9
Plan participants’ contributions	0.6	0.6	2.4	0.6
Actuarial gain	(4.3)	(1.0)	(14.0)	(46.4)
Business combinations	—	25.5	—	746.0
Benefits paid	(3.4)	(3.0)	(27.6)	(6.2)
Currency translation	(0.4)	0.7	(19.5)	23.0
Benefit obligation at end of period	$100.9	$100.6	$691.2	$723.6

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$80.9	$54.3	$876.7	$—
Actual return on plan assets	3.9	5.4	9.6	0.3
Employer contributions	32.6	7.7	7.2	2.4
Business combinations	—	15.2	—	852.2
Plan participants’ contributions	0.6	0.6	2.4	0.6
Benefits paid	(3.4)	(3.0)	(27.6)	(6.2)
Currency translation	(0.5)	0.7	(23.8)	27.4
Fair value of plan assets at end of period	114.1	80.9	844.5	876.7
Funded status	$13.2	$(19.7)	$153.3	$153.1

Amounts recognized in assets or liabilities
Other assets	$13.7	$1.5	$153.3	$153.1
Other liabilities	(0.5)	(21.2)	—	—
Net amount recognized	$13.2	$(19.7)	$153.3	$153.1

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$9.5	$14.3	$(32.0)	$(40.2)
Prior service cost	0.5	0.6	—	—
Total	$10.0	$14.9	$(32.0)	$(40.2)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	4.30%	3.86%	n/a	n/a
Discount rate — Canadian plans	3.53%	3.63%	n/a	n/a
Discount rate — Other international plans	n/a	n/a	2.81%	2.72%
Rate of compensation increase — U.S. plans	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Canadian plans	2.75%	2.69%	n/a	n/a
Rate of compensation increase — Other international plans	n/a	n/a	2.75%	2.70%
The fair value of plan assets for the North American pension plans exceeded the accumulated benefit obligation at September 30, 2018, whereas the accumulated benefit obligation exceeded the fair value of plan assets for the North American pension plans at September 30, 2017. The fair value of plan assets for the other international pension plans exceeded the accumulated benefit obligation at September 30, 2018 and September 30, 2017. The aggregate accumulated benefit obligation for the North

American pension plans was $98.9 and $98.3 at September 30, 2018 and 2017, respectively. The aggregate accumulated benefit obligation for the other international pension plans was $677.6 and $690.4 at September 30, 2018 and 2017, respectively.
The following tables provide the components of net periodic benefit cost for the pension plans including amounts recognized in OCI.

	North America
	Year Ended September 30,
	2018	2017	2016
Components of net periodic benefit cost
Service cost	$4.2	$4.1	$4.0
Interest cost	3.6	2.5	2.5
Expected return on plan assets	(4.4)	(3.2)	(2.6)
Recognized net actuarial loss	1.1	1.6	1.1
Recognized prior service cost	0.1	0.2	0.3
Net periodic benefit cost	$4.6	$5.2	$5.3

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	3.86%	3.66%	4.55%
Discount rate — Canadian plans	3.63%	3.18%	3.82%
Rate of compensation increase — U.S. plans	3.00%	2.99%	3.00%
Rate of compensation increase — Canadian plans	2.69%	2.50%	2.75%
Expected return on plan assets — U.S. plans	5.46%	5.33%	5.20%
Expected return on plan assets — Canadian plans	6.00%	6.00%	6.00%

Changes in benefit obligation recognized in Total Comprehensive Income
Net (gain) loss	$(3.7)	$(3.1)	$5.1
Recognized loss	(1.1)	(1.6)	(1.1)
Plan amendment (a)	—	—	0.5
Recognized prior service cost	(0.1)	(0.2)	(0.3)
Currency translation	—	(0.1)	—
Total recognized in other comprehensive income (before tax effects)	$(4.9)	$(5.0)	$4.2

(a)	In the second quarter of fiscal 2016, the Company finalized a new collective bargaining agreement that resulted in an amendment to its North American pension plans.

	Other International
	Year Ended September 30,
	2018	2017	2016
Components of net periodic benefit cost
Service cost	$6.7	$1.7	$—
Interest cost	19.6	4.9	—
Expected return on plan assets	(31.7)	(7.5)	—
Net periodic benefit cost	$(5.4)	$(0.9)	$—

Weighted-average assumptions used to determine net benefit cost
Discount rate	2.72%	2.61%	—%
Rate of compensation increase	2.70%	2.75%	—%
Expected return on plan assets	3.56%	3.52%	—%

Changes in plan assets and benefit obligation recognized in Total Comprehensive Income
Net loss (gain)	$8.2	$(39.3)	$—
Currency translation	—	(0.9)	—
Total recognized in other comprehensive income (before tax effects)	$8.2	$(40.2)	$—

The estimated net actuarial loss and prior service cost expected to be reclassified from accumulated OCI into net periodic benefit cost during 2019 related to North American pension benefits are zero and $0.1, respectively. There are no estimated net actuarial gain and prior service cost (credit) expected to be reclassified from accumulated OCI into net periodic benefit cost during 2019 related to other international pension benefits. The Company expects to make contributions of $0.5 and $5.0 to its defined benefit North American and other international pension plans, respectively, during fiscal 2019.
The expected return on North American pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 51.0% equity securities, 34.5% fixed income, 10.0% debt securities, 4.0% real assets and 0.5% cash. At September 30, 2018, equity securities were 53.6%, fixed income was 33.2%, debt securities were 8.9%, real assets were 3.4% and cash was 0.9% of the fair value of total plan assets, 99.6% of which was invested in passive index funds. At September 30, 2017, equity securities were 58.3%, fixed income was 17.6%, debt securities were 19.4%, real assets were 3.7% and cash was 1.0% of the fair value of total plan assets, 69.6% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The expected return on other international pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 52.6% debt securities, 20.8% liability driven instruments, 20.8% fixed income, 3.6% real assets, 0.2% other and 2.0% cash. At September 30, 2018, debt securities were 57.3%, liability hedging instruments were 23.8%, fixed income was 18.5%, other was 0.2% and cash was 0.2% of the fair value of total plan assets, 31.8% of which was invested in passive index funds. At September 30, 2017, debt securities were 52.7%, liability hedging instruments were 23.3%, fixed income was 23.2%, real assets were 0.4%, other was 0.1% and cash was 0.3% of the fair value of total plan assets, 25.6% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The following tables present the North American and other international pension plans’ assets measured at fair value on a recurring basis and the basis for that measurement. The fair value of mutual funds is based on quoted net asset values of the shares held by the plan at year end.

	North America
	September 30, 2018			September 30, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Equities	$9.5	$—	$9.5	$16.4	$7.8	$8.6
Bonds	10.1	0.1	10.0	11.3	11.3	—
Fixed income	14.7	—	14.7	4.6	—	4.6
Real assets	—	—	—	0.9	0.9	—
Cash	1.1	1.1	—	0.8	0.8	—
Fair value of plan assets in the fair value hierarchy	35.4	1.2	34.2	34.0	20.8	13.2
Equities	51.7	—	—	30.7	—	—
Pooled assets	—	—	—	4.5	—	—
Fixed income	23.2	—	—	9.6	—	—
Real assets	3.8	—	—	2.1	—	—
Investments measured at net asset value (a)	78.7	—	—	46.9	—	—
Total plan assets	$114.1	$1.2	$34.2	$80.9	$20.8	$13.2

	Other International
	September 30, 2018			September 30, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Bonds	$439.5	$416.6	$22.9	$461.7	$441.1	$20.6
Liability driven instruments	201.4	201.4	—	204.2	204.2	—
Fixed income	61.5	61.5	—	108.3	108.3	—
Cash	1.6	1.6	—	2.7	2.7	—
Fair value of plan assets in the fair value hierarchy	704.0	681.1	22.9	776.9	756.3	20.6
Bonds	44.4	—	—	—	—	—
Fixed income	94.2	—	—	95.0	—	—
Real assets	—	—	—	3.9	—	—
Other	1.9	—	—	0.9	—	—
Investments measured at net asset value (a)	140.5	—	—	99.8	—	—
Total plan assets	$844.5	$681.1	$22.9	$876.7	$756.3	$20.6

(a)
In accordance with ASC Topic 820-10, certain investments were measured at net asset value per share (“NAV”). In cases where the fair value was measured at NAV using the practical expedient provided for in ASC Topic 820-10, the investments have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the tables above.

Other Postretirement Benefits
The following table provides a reconciliation of the changes in the North American other postretirement benefit obligations over the two year period ended September 30, 2018. Besides the North American plans, the Company does not maintain any other postretirement benefit plans.

	Year Ended September 30,
	2018	2017
Change in benefit obligation
Benefit obligation at beginning of period	$65.0	$68.6
Service cost	0.5	0.6
Interest cost	2.1	2.0
Plan amendment	—	(0.1)
Actuarial gain	(9.9)	(4.4)
Benefits paid	(2.3)	(2.1)
Currency translation	(0.2)	0.4
Benefit obligation at end of period	$55.2	$65.0

Change in fair value of plan assets
Employer contributions	2.3	2.1
Benefits paid	(2.3)	(2.1)
Fair value of plan assets at end of period	—	—
Funded status	$(55.2)	$(65.0)

Amounts recognized in assets or liabilities
Other current liabilities	(2.4)	(2.7)
Other liabilities	(52.8)	(62.3)
Net amount recognized	$(55.2)	$(65.0)

Amounts recognized in accumulated other comprehensive loss
Net actuarial (gain) loss	$(1.2)	$8.6
Prior service credit	(24.1)	(28.8)
Total	$(25.3)	$(20.2)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	4.27%	3.77%
Discount rate — Canadian plans	3.54%	3.69%
Rate of compensation increase — Canadian plans	2.75%	2.75%

The following table provides the components of net periodic benefit cost for the other postretirement benefit plans including amounts recognized in OCI.

	Year Ended September 30,
	2018	2017	2016
Components of net periodic benefit cost
Service cost	$0.5	$0.6	$1.0
Interest cost	2.1	2.0	4.0
Recognized net actuarial loss	0.3	0.7	1.6
Recognized prior service credit	(4.7)	(4.8)	(3.8)
Net periodic benefit cost	$(1.8)	$(1.5)	$2.8

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans (Prior to plan amendment) (a)	n/a	n/a	4.60%
Discount rate — U.S. plans (Subsequent to plan amendment) (a)	3.77%	3.54%	4.22%
Discount rate — Canadian plans	3.69%	3.23%	3.91%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%

Changes in plan assets and benefit obligation recognized in Total Comprehensive Income
Net gain	$(9.9)	$(4.4)	$(11.3)
Recognized loss	(0.3)	(0.7)	(1.6)
Plan amendment (a)	—	(0.1)	(36.1)
Recognized prior service credit	4.7	4.8	3.8
Currency translation	0.4	0.1	(0.1)
Total recognized in other comprehensive income (before tax effects)	$(5.1)	$(0.3)	$(45.3)

(a)
In the second quarter of fiscal 2016, the Company finalized a new collective bargaining agreement that resulted in an amendment to its other postretirement benefit plans. The plan was re-measured as of February 29, 2016. For fiscal 2016, the discount rate was 4.6% for the first five months of benefit cost and 4.22% for the last seven months of benefit cost.

For September 30, 2018 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2019 was 6.5% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for 2025 and beyond. For September 30, 2017 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2018 was 7.0% and 5.8% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5.0% for 2022 and beyond. For September 30, 2018 and 2017 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 6.0% and 6.5%, respectively, declining gradually to an ultimate rate of 4.5% for 2021 and beyond for the years ended September 30, 2018 and 2017. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2018:

	Increase	Decrease
Effect on postretirement benefit obligation	$5.2	$(4.3)
Effect on total service and interest cost	0.3	(0.2)
The estimated net actuarial gain and prior service credit expected to be reclassified from accumulated OCI into net periodic benefit cost during 2019 related to other postretirement benefits are $0.1 and $4.7, respectively.
Additional Information
As of September 30, 2018, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2019	2020	2021	2022	2023	2024- 2028
Pension benefits	$23.0	$23.9	$24.9	$26.0	$27.1	$155.5
Other benefits	2.4	2.8	2.8	3.0	3.1	16.5
Subsidy receipts	—	0.1	0.1	0.1	0.1	1.1

In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $19.6, $18.2 and $15.6 for the years ended September 30, 2018, 2017 and 2016, respectively.
NOTE 19 — STOCK-BASED COMPENSATION
On February 3, 2012, the Company established the 2012 Long-Term Incentive Plan (the “2012 Plan”) which permitted the issuance of various stock-based compensation awards of up to 6.5 shares. On January 28, 2016, the Company established the 2016 Long-Term Incentive Plan (the “2016 Plan”) which permits issuance of stock-based compensation awards of up to 2.4 shares. Upon establishment of the 2016 Plan, all remaining shares available to be issued under the 2012 Plan were transferred to the 2016 Plan. Awards issued under the 2012 Plan and 2016 Plan have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of the Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside the United States.
Total compensation cost for cash and non-cash stock-based compensation awards recognized in the years ended September 30, 2018, 2017 and 2016 was $33.8, $30.7 and $25.6, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $7.8, $9.7 and $8.0, respectively. As of September 30, 2018, the total compensation cost related to non-vested awards not yet recognized was $55.5, which is expected to be recognized over a weighted-average period of 2.1 years.
In connection with employee retirement and reorganization initiatives during fiscal 2015, the Company accelerated the vesting of unvested equity awards for 25 employees in the year ended September 30, 2016. As a result of this acceleration, the Company recorded $2.2 of incremental cash and stock-based compensation expense in the year ended September 30, 2016. No such expense was recorded in the years ended September 30, 2018 and 2017.
Stock Appreciation Rights (“SSAR”)
Information about SSARs is summarized in the following table. Upon exercise of each SSAR, the holder will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of SSARs exercised was $0.1, $0.6 and $5.1 in the years ended September 30, 2018, 2017 and 2016, respectively. There were no SSARs granted during the years ended September 30, 2018, 2017 and 2016.

	Stock-Settled Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2017	137,831	$41.63
Granted	—	—
Exercised	(1,800)	18.10
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2018	136,031	41.94	4.73	$7.6
Vested and expected to vest as of September 30, 2018	136,031	41.94	4.73	7.6
Exercisable at September 30, 2018	136,031	41.94	4.73	7.6

Cash Settled Stock Appreciation Rights (“SAR”)
Information about SARs is summarized in the following table. There were no SARs granted during the years ended September 30, 2018, 2017 and 2016. Cash used by the Company to settle SARs was $5.0 and $0.7 for the years ended September 30, 2018 and 2016, respectively. There were no cash settlements of SARs for the year ended September 30, 2017.

	Cash-Settled Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2017	104,500	$46.43
Granted	—	—
Exercised	(102,000)	47.12
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2018	2,500	18.10	1.98	$0.2
Vested and expected to vest as of September 30, 2018	2,500	18.10	1.98	0.2
Exercisable at September 30, 2018	2,500	18.10	1.98	0.2
The fair value of each SAR was estimated for each reporting period using the Black-Scholes Model. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The following table presents the assumptions used to remeasure the fair value of outstanding SARs at September 30, 2018, 2017 and 2016.

	2018	2017	2016
Expected term	0	2.9	3.8
Expected stock price volatility	21.5%	31.7%	32.4%
Risk-free interest rate	2.6%	1.6%	1.0%
Expected dividends	0%	0%	0%
Fair value (per right)	$79.94	$54.18	$44.44
Stock Options

	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2017	4,198,500	$45.36
Granted	248,206	80.04
Exercised	(128,999)	45.12
Forfeited	(6,667)	71.32
Expired	—	—
Outstanding at September 30, 2018	4,311,040	47.32	5.63	$218.6
Vested and expected to vest as of September 30, 2018	4,311,040	47.32	5.63	218.6
Exercisable at September 30, 2018	3,647,330	43.67	5.24	198.3
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical share options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for stock options granted during the years ended September 30, 2018, 2017 and 2016 are summarized in the table below.

	2018	2017	2016
Expected term	6.5	6.5	6.5
Expected stock price volatility	30.7%	30.6%	29.1%
Risk-free interest rate	2.2%	1.9%	1.9%
Expected dividends	0%	0%	0%
Fair value (per option)	$28.52	$24.80	$20.22
The total intrinsic value of stock options exercised was $4.7, $17.6 and $5.1 in the years ended September 30, 2018, 2017 and 2016, respectively.
Restricted Stock Units

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2017	730,040	$63.55
Granted	478,325	80.19
Vested	(213,824)	60.99
Forfeited	(52,673)	75.01
Nonvested at September 30, 2018	941,868	71.94
The grant date fair value of each restricted stock award was determined based upon the closing price of the Company’s stock on the date of grant. The total vest date fair value of restricted stock units that vested during fiscal 2018, 2017 and 2016 was $17.4, $10.5 and $32.0, respectively.
In fiscal 2018, 2017 and 2016, the Company granted 13,300, 10,200 and 15,000 restricted stock units to its non-management members of the Board of Directors, respectively. Due to vesting provisions of these awards, the Company determined that 11,400, 8,500 and 12,500 of these awards granted in fiscal 2018, 2017 and 2016, respectively, had subjective acceleration rights such that the Company expensed the grant date fair value upon issuance and recognized related expense of $0.9 in the year ended September 30, 2018 and $0.7 in each of the years ended September 30, 2017 and 2016.
Cash Settled Restricted Stock Units

	Cash-Settled Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2017	100,119	$49.47
Granted	—	—
Vested	(38,537)	43.28
Forfeited	(1,330)	62.90
Nonvested at September 30, 2018	60,252	53.13
Cash settled restricted stock awards are liability awards and as such, their fair value is based upon the closing price of the Company’s stock for each reporting period, with the exception of 49,000 cash settled restricted stock units that are valued at the greater of the closing stock price or the grant price of $51.43. Cash used by the Company to settle restricted stock units was $3.2, $4.1 and $5.9 for the years ended September 30, 2018, 2017 and 2016, respectively.

Performance-Based Restricted Stock Units (“PRSU”)

	Performance-Based Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2017	—	$—
Granted	32,307	97.74
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2018	32,307	97.74
During the year ended September 30, 2018, the Company granted PRSUs to certain employees. These awards will be earned by comparing the Company’s total shareholder return (“TSR”) during a three year period to the respective TSRs of companies in a performance peer group. Based upon the Company’s ranking in its performance peer group when comparing TSRs, a recipient of the PRSU grant may earn a total award ranging from 0% to 200% of the target award. The fair value of each PRSU was estimated on the grant date using a Monte Carlo simulation. There were no PRSUs granted during the years ended September 30, 2017 and 2016. The assumptions for PRSUs granted during the year ended September 30, 2018 are summarized in the table below.

2018
Expected term	3.0
Expected stock price volatility	31.8%
Risk-free interest rate	1.8%
Expected dividend yield	0%
Deferred Compensation
Post provides deferred compensation plans for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation, or with respect to key employee participants, all or a portion of their eligible annual bonus until a later date based on the participant’s elections. Participant deferrals for employee participants may be notionally invested in Post common stock equivalents (Equity Option) or into a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (Vanguard Funds). In order to receive a 33.3% matching contribution, deferrals for director participants must be made into Post common stock equivalents. Deferrals into the Equity Option are generally distributed in Post stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to the administration of the deferred compensation plans. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability. For additional information, refer to Note 15.
NOTE 20 — TANGIBLE EQUITY UNITS
In May 2014, the Company completed a public offering of 2.875 TEUs, each with a stated value of $100.00. Each TEU was comprised of a prepaid stock purchase contract and a senior amortizing note due June 1, 2017. The prepaid common stock purchase contracts were recorded as additional paid-in capital, net of issuance costs, and the senior notes were recorded as long-term debt. Issuance costs associated with the debt component were recorded as deferred financing costs within “Long-term debt” on the Consolidated Balance Sheets and were amortized using the effective interest rate method over the term of the instrument to June 1, 2017. At September 30, 2018 and 2017, there was no long-term debt related to TEUs recorded on the Consolidated Balance Sheets. Post allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The proceeds received in the offering were $278.6, which were net of financing fees of $8.9. The aggregate values assigned upon issuance of each component of the TEUs were as follows (amounts in millions except price per TEU):

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
Holders of TEUs, or their separated purchase contract components, settled 2.8 and 0.1 purchase contracts during the years ended September 30, 2017 and 2016, respectively, for which the Company issued 4.7 and 0.2 shares of common stock during the years ended September 30, 2017 and 2016, respectively. All outstanding purchase contracts were settled as of September 30, 2017.
NOTE 21 — SHAREHOLDERS’ EQUITY
Preferred Stock
During the years ended September 30, 2018 and 2017, the Company had two classes of preferred stock, the 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred”) and the 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred”). There are 50.0 preferred shares authorized.
Series C Preferred
The Series C Preferred has a $0.01 par value per share and a $100.00 liquidation value per share. There were 3.2 shares outstanding at both September 30, 2018 and 2017. The Series C Preferred earns cumulative dividends at a rate of 2.5% per annum payable quarterly on February 15, May 15, August 15 and November 15. The Series C Preferred is non-voting and ranks senior to the Company’s outstanding common stock upon the Company’s dissolution or liquidation. The Series C Preferred has no maturity date; however, holders of the Series C Preferred may convert their stock at an initial conversion rate of 1.8477 shares of the Company’s common stock per share of convertible preferred stock, which is equivalent to a conversion price of $54.12 per share of common stock.
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
 Series B Preferred
The Series B Preferred had a $0.01 par value per share and a $100.00 liquidation value per share. There were zero and 1.5 shares outstanding at September 30, 2018 and 2017, respectively. The Series B Preferred earned cumulative dividends at a rate of 3.75% per annum payable quarterly on February 15, May 15, August 15 and November 15. The Series B Preferred was non-voting and ranked senior to the Company’s outstanding common stock upon the Company’s dissolution or liquidation.
In December 2015, the Company and a holder of the Company’s Series B Preferred entered into an exchange agreement pursuant to which the shareholder agreed to deliver 0.9 shares of the Series B Preferred to the Company in exchange for 2.0 shares of common stock and $10.9 of cash. The number of shares of common stock exchanged in the transaction was based upon the current conversion rate, under the Certificate of Designation, Rights and Preferences for the Series B Preferred, of 2.1192 shares of common stock per share of Series B Preferred. For the year ended September 30, 2016, the cash paid increased “Preferred stock dividends” on the Consolidated Statement of Operations.

In the second quarter of fiscal 2018, the Company completed the redemption of its Series B Preferred. Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the redemption was announced, were converted into 3.1 shares of the Company’s common stock. The number of shares of common stock exchanged in the transaction was based upon the current conversion rate, under the Certificate of Designation, Rights and Preferences for the Series B Preferred, of 2.1192 shares of common stock per share of Series B Preferred. The remaining shares of Series B Preferred were redeemed.
Common Stock
During the year ended September 30, 2018, the Company repurchased 2.8 shares of its common stock at an average share price of $76.21 per share for a total cost of $218.7, including brokers’ commissions. During the year ended September 30, 2017, the Company repurchased 4.0 shares of its common stock at an average share price of $79.53 per share for a total cost of $317.8, including brokers’ commissions. These share repurchases were recorded as “Treasury stock, at cost” on the Consolidated Balance Sheet.
In March 2016, the Company entered into a structured share repurchase arrangement which required cash payments totaling $28.3, including transaction-related fees of $0.2. At the May 2016 expiration of the agreement, the market price of Post’s common stock exceeded the pre-determined contract price, resulting in cash payments to the Company of $29.4.
NOTE 22 — SEGMENTS
During the second quarter of fiscal 2018, the Company reorganized its operating segments, which resulted in reorganized reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At September 30, 2018, the Company’s reportable segments were as follows:

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
All historical segment results reported herein have been reclassified to conform with the September 30, 2018 presentation.
Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, (gains)/losses on assets and liabilities held for sale, (gains)/losses on sale of facilities and other unallocated corporate income and expenses.
Post’s external revenues were primarily generated by sales within the United States; foreign (primarily located in the United Kingdom and Canada) sales were approximately 13% of total fiscal 2018 net sales. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2018 and 2017, the majority of Post’s tangible long-lived assets were located in the United States; the remainder are located primarily in the United Kingdom and Canada which combined have a net carrying value of approximately $284.3 and $311.1, respectively. Additionally, the Company had tangible long-lived assets located in Canada of $12.4, which were classified as held for sale at September 30, 2018.
In the years ended September 30, 2018, 2017 and 2016, one customer accounted for $784.6, $704.1 and $668.8, respectively, or approximately 13%, of total net sales in each year. All segments, except Weetabix, sell products to this major customer.
The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 4).

	Year Ended September 30,
	2018	2017	2016
Net Sales
Post Consumer Brands	$1,831.7	$1,742.5	$1,728.2
Weetabix	423.4	112.4	—
Refrigerated Food	2,337.9	1,870.8	1,917.4
Active Nutrition	827.5	713.2	574.7
Private Brands	848.9	791.2	811.1
Eliminations	(12.2)	(4.3)	(4.6)
Total	$6,257.2	$5,225.8	$5,026.8

Segment Profit
Post Consumer Brands	$329.2	$354.9	$290.4
Weetabix	87.2	14.5	—
Refrigerated Food	247.6	110.6	245.7
Active Nutrition	124.4	96.4	44.7
Private Brands	60.8	58.1	71.4
Total segment profit	849.2	634.5	652.2
General corporate expenses and other	136.8	87.7	106.5
Impairment of goodwill and other intangibles	124.9	26.5	—
Interest expense, net	387.3	314.8	306.5
Loss on extinguishment of debt, net	31.1	222.9	86.4
(Income) expense on swaps, net	(95.6)	(91.8)	182.9
Earnings (loss) before income taxes and equity method loss	$264.7	$74.4	$(30.1)
Net sales by product
Cereal and granola	$2,351.2	$1,963.9	$1,838.5
Egg and egg products	1,542.8	1,419.1	1,417.0
Cheese and dairy	248.6	259.4	320.9
Side dishes	398.2	192.3	179.5
Sausage	96.0	—	—
Pasta	258.4	249.4	270.6
Protein-based products and supplements	827.5	713.2	574.7
Nut butters and dried fruit and nut	487.5	432.5	429.1
Other	53.0	—	—
Eliminations	(6.0)	(4.0)	(3.5)
Total	$6,257.2	$5,225.8	$5,026.8
Additions to property and intangibles
Post Consumer Brands	$51.5	$57.8	$34.8
Weetabix	26.3	13.6	—
Refrigerated Food	114.6	66.0	51.6
Active Nutrition	5.0	3.9	4.4
Private Brands	26.6	29.1	23.5
Corporate	1.0	20.0	7.2
Total	$225.0	$190.4	$121.5
Depreciation and amortization
Post Consumer Brands	$122.0	$112.4	$105.5
Weetabix	38.1	7.7	—
Refrigerated Food	163.3	125.4	119.9
Active Nutrition	25.9	25.3	25.0
Private Brands	40.9	48.6	46.4
Total segment depreciation and amortization	390.2	319.4	296.8
Corporate and accelerated depreciation	8.2	3.7	6.0
Total	$398.4	$323.1	$302.8

	September 30,
	2018	2017	2016
Assets, end of year
Post Consumer Brands	$3,391.7	$3,440.5	$3,387.0
Weetabix	1,853.3	2,048.9	—

Refrigerated Food	5,132.4	3,176.0	3,099.3
Active Nutrition	559.3	581.3	624.8
Private Brands	1,055.3	1,054.9	1,054.7
Corporate	1,065.5	1,575.2	1,194.8
Total	$13,057.5	$11,876.8	$9,360.6

NOTE 23 — SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2018
Net sales	$1,433.1	$1,586.1	$1,608.1	$1,629.9
Gross profit	451.7	475.7	461.4	478.0
Impairment of goodwill and other intangible assets	—	—	—	124.9
Net earnings (loss)	294.9	91.5	96.5	(15.6)
Net earnings (loss) available to common shareholders	291.5	88.9	94.5	(17.6)
Basic earnings (loss) per share	$4.42	$1.33	$1.41	$(0.26)
Diluted earnings (loss) per share	$3.82	$1.20	$1.29	$(0.26)

Fiscal 2017
Net sales	$1,249.8	$1,255.4	$1,272.1	$1,448.5
Gross profit	379.2	364.1	393.7	437.1
Impairment of goodwill and other intangible assets	—	—	—	26.5
Net earnings (loss)	101.8	(2.1)	(59.4)	8.0
Net earnings (loss) available to common shareholders	98.4	(5.5)	(62.8)	4.7
Basic earnings (loss) per share	$1.42	$(0.08)	$(0.93)	$0.07
Diluted earnings (loss) per share	$1.27	$(0.08)	$(0.93)	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
In fiscal 2018, we completed the acquisition of Bob Evans Farms, Inc. (“Bob Evans”). We have excluded the portion of the Bob Evans business, which was a purchase business combination, that was not integrated into the existing Michael Foods business from our assessment of the effectiveness of internal control over financial reporting. Total assets excluding goodwill and intangible assets (which is included in control testing) for Bob Evans represent $292.9 million, or 2%, of consolidated assets as of September 30, 2018. Total third party revenues for Bob Evans represent $315.7 million, or 5%, of consolidated revenues for the year ended September 30, 2018.
As of September 30, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management's assessment utilizing these criteria, our management concluded that, as of September 30, 2018, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in Internal Control Over Financial Reporting
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 and concluded the following activity has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with the Company’s acquisition of Bob Evans in fiscal 2018, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to the Company’s internal control over financial reporting. Bob Evans is excluded from management’s report on internal control over financial reporting as of September 30, 2018.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors under the headings “Election of Directors – Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance – Board Meetings and Committees,” “Corporate Governance – Nomination Process for Election of Directors” and “Security Ownership of Certain Shareholders – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding executive officers of the Company is included in the “Executive Officers of the Registrant” section under “Business” in Item 1 of this report.
The Company has adopted a code of ethics, our Code of Conduct, applicable to our directors, officers and employees, which sets forth the Company’s expectations for the conduct of business by our directors, officers and employees. The Code of Conduct is available on the Company’s website at www.postholdings.com. In the event the Company modifies this document or waivers of compliance are granted to executive officers or directors, the Company will post such modifications or waivers on its website or in a report on Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the Company’s 2019 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The discussion of the security ownership of certain beneficial owners and management appearing under the headings “Security Ownership of Certain Shareholders” and equity compensation plan information under the heading “Compensation of Officers and Directors – Equity Compensation Plan Information” in the Company’s 2019 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence and Role of the Independent Lead Director” in the Company’s 2019 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2019 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017 and 2016

•	Consolidated Balance Sheets at September 30, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016

•	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.

By:	/s/ Robert V. Vitale
Robert V. Vitale
President and Chief Executive Officer
November 16, 2018
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

Signature	Title	Date

/s/ Robert V. Vitale	Director, President and Chief Executive Officer (principal executive officer)	November 16, 2018
Robert V. Vitale

/s/ Jeff A. Zadoks	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	November 16, 2018
Jeff A. Zadoks

/s/ William P. Stiritz	Chairman of the Board	November 16, 2018
William P. Stiritz

/s/ Jay W. Brown	Director	November 16, 2018
Jay W. Brown

/s/ Edwin H. Callison	Director	November 16, 2018
Edwin H. Callison

/s/ Gregory L. Curl	Director	November 16, 2018
Gregory L. Curl

/s/ Robert E. Grote	Director	November 16, 2018
Robert E. Grote

/s/ Ellen F. Harshman	Director	November 16, 2018
Ellen F. Harshman

/s/ David W. Kemper	Director	November 16, 2018
David W. Kemper

/s/ David P. Skarie	Director	November 16, 2018
David P. Skarie

EXHIBIT INDEX

Exhibit No.	Description
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

*‡2.3
Agreement and Plan of Merger, dated as of September 18, 2017, by and among Post Holdings, Inc., Haystack Corporation and Bob Evans Farms, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 19, 2017)

*‡2.4
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

*†10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed on January 25, 2012)
*†10.2	Post Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of February 3, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
*†10.3	Form of Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 2, 2012)
*†10.4	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)
*†10.5	Form of Non-Management Director Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 2, 2012)
*†10.6	Post Holdings, Inc. Supplemental Retirement Plan, effective as of January 1, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 2, 2012)

Exhibit No.	Description
*†10.7	Non-Qualified Stock Option Agreement for Mr. Stiritz, effective as of May 29, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 31, 2012)
*†10.8	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of Post Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2012)
*†10.9	Form of Cliff Vesting Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 26, 2012)
*†10.10	Form of Cliff Vesting Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 26, 2012)
*†10.11
Post Holdings, Inc. 2012 Long-Term Incentive Plan, as amended and restated, effective as of January 31, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2013)

*†10.12	Non-Qualified Stock Option Agreement for Mr. Stiritz, effective as of October 15, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2013)
*10.13
Purchase Agreement, dated as of December 10, 2013, by and among Post Holdings, Inc., Barclays Capital Inc. and Goldman Sachs & Co., as the Initial Purchasers, relating to the sale by Post Holdings, Inc. of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2013)

*†10.14	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on August 8, 2014)
*†10.15	Non-Qualified Stock Option Agreement for Mr. Stiritz, dated as of October 9, 2014 (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed on November 28, 2014)
*†10.16	Post Holdings, Inc. Senior Management Bonus Program, effective as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)
*†10.17	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)
*†10.18	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2015)
*†10.19	Form of Stock-Settled Three-Year Ratable Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 18, 2015)
*†10.20	Form of Cash-Settled Three-Year Ratable Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 18, 2015)
*†10.21
Side Letter Agreement, dated as of October 1, 2015, by and between Post Holdings, Inc. and James E. Dwyer, Jr. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K filed on November 25, 2015)

*†10.22	Post Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of January 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)
*†10.23	Form of Non-Employee Director Restricted Stock Unit Agreement (Non-Management Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2016)
*†10.24	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 1, 2016)
*†10.25	Form of Cash-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 1, 2016)
*†10.26	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 1, 2016)
*†10.27	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2016)
*†10.28	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2016)
*†10.29	Form of Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 16, 2016)
*†10.30	Form of Stock- or Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 16, 2016)

Exhibit No.	Description
*10.31
Amended and Restated Credit Agreement, dated as of March 28, 2017, by and among Post Holdings, Inc.,the institutions from time to time party thereto as lenders, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Syndication Agents, Credit Suisse Securities (USA) LLC and JPMorgan Chase Bank, N.A., as Documentation Agents, and Barclays Bank, PLC as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2017)

*10.32
First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2017, by and among Post Holdings, Inc., Barclays Bank PLC, as Administrative Agent, and the Required Lenders and the Guarantors named therein (Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q filed on May 9, 2017)

*10.33
Joinder Agreement No. 1, dated as of May 24, 2017, by and among Credit Suisse AG, Cayman Islands Branch, Post Holdings, Inc., the Guarantors named therein and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2017)

*10.34
Joinder Agreement No. 2, dated as of June 29, 2017, by and among Credit Suisse AG, Cayman Islands Branch, Post Holdings, Inc., the Guarantors named therein and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2017)

*†10.35	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2017)
*†10.36	Post Holdings, Inc. Amended and Restated Executive Savings Investment Plan, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2017)
*†10.37
Post Holdings, Inc. Amended and Restated Deferred Compensation Plan for Key Employees, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2017)

*†10.38
Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q filed on August 4, 2017)

*†10.39	Form of Performance-Based, Stock Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2017)
*†10.40	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 15, 2017)
*10.41
Second Amendment to Amended and Restated Credit Agreement, dated as of March 8, 2018, by and among Post Holdings, Inc., Barclays Bank PLC, as Administrative Agent and the Required Lenders, the Consenting Lenders, the Replacement Lender and Guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 8, 2018)

*†10.42	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two year vesting) (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q filed on August 3, 2018)
*†10.43	Letter of Understanding, dated as of June 4, 2018, by and between Post Holdings, Inc. and Chris Neugent (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q filed on August 3, 2018)
*†10.44
Amendment to Side Letter Agreement, effective as of July 31, 2018, by and among James E. Dwyer, Jr., Post Holdings, Inc. and Dakota Growers Pasta Company, Inc. (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q filed on August 3, 2018)

*10.45
Third Amendment to Amended and Restated Credit Agreement; First Amendment to Joinder Agreement No. 1; and First Amendment to Amended and Restated Guarantee and Collateral Agreement, dated as of August 17, 2018, by and among Post Holdings, Inc., Barclays Bank PLC, as Administrative Agent, and the Required Lenders and the Guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 22, 2018)

*10.46
Bridge Facility Agreement, dated as of September 24, 2018, by and among Post Holdings, Inc., certain subsidiaries of Post Holdings, Inc., as guarantors, the institutions from time to time party thereto as lenders, Barclays Bank PLC and Goldman Sachs Bank USA, as Joint Lead Arrangers and Joint Physical Bookrunners, and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2018)

*10.47
Borrower Assignment and Assumption Agreement, dated as of October 1, 2018, by and among Post Holdings, Inc., 8th Avenue Food & Provisions, Inc. and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2018)

Exhibit No.	Description
*10.48
First Lien Credit Agreement, dated as of October 1, 2018, by and among 8th Avenue Food & Provisions, Inc., the Subsidiaries of 8th Avenue Food & Provisions, Inc. from time to time party thereto, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Barclays Bank PLC and Goldman Sachs Bank USA, as Joint Bookrunners and Joint Lead Arrangers, BMO Capital Markets Corp., Credit Suisse Loan Funding LLC, CitiGroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Bookrunners, and Coöperatieve Rabobank U.A., New York Branch and SunTrust Bank, as Documentation Agents (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2018)

*10.49
Second Lien Credit Agreement, dated as of October 1, 2018, by and among 8th Avenue Food & Provisions, Inc., the Subsidiaries of 8th Avenue Food & Provisions, Inc. from time to time party thereto, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Barclays Bank PLC and Goldman Sachs Bank USA, as Joint Bookrunners and Joint Lead Arrangers, BMO Capital Markets Corp., Credit Suisse Loan Funding LLC, CitiGroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Bookrunners, and Coöperatieve Rabobank U.A., New York Branch and SunTrust Bank, as Documentation Agents (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2018)

**†10.50	Form of Cliff Vesting Stock-Settled Restricted Stock Units (two and five year vesting)
**†10.51	Award Letter, dated November 17, 2015, between Post Holdings, Inc. and Mark W. Westphal
**21.1	Subsidiaries of Post Holdings, Inc.
**23.1	Consent of PricewaterhouseCoopers LLP
**24.1	Power of Attorney (Included under Signatures)
**31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2018
**31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2018
**32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2018
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Furnished with this Form 10-K
†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.