Form 10-Q
period 2018-12-31
Post Holdings, Inc.
filed 2019-02-01
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR
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
Common stock, $0.01 Par Value – 66,495,434 shares as of January 28, 2019

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2018	2017
Net Sales	$1,411.3	$1,433.1
Cost of goods sold	984.8	984.6
Gross Profit	426.5	448.5
Selling, general and administrative expenses	217.1	246.0
Amortization of intangible assets	40.3	41.5
Gain on sale of business	(124.7)	—
Other operating income, net	(0.1)	—
Operating Profit	293.9	161.0
Interest expense, net	59.4	90.5
Loss on extinguishment of debt, net	6.1	37.3
Expense (income) on swaps, net	51.7	(2.7)
Other income, net	(3.7)	(3.5)
Earnings before Income Taxes and Equity Method Loss	180.4	39.4
Income tax expense (benefit)	43.8	(255.8)
Equity method loss, net of tax	10.7	—
Net Earnings Including Noncontrolling Interest	125.9	295.2
Less: Net earnings attributable to noncontrolling interest	0.3	0.3
Net Earnings	125.6	294.9
Less: Preferred stock dividends	2.0	3.4
Net Earnings Available to Common Shareholders	$123.6	$291.5

Earnings per Common Share:
Basic	$1.85	$4.42
Diluted	$1.67	$3.82

Weighted-Average Common Shares Outstanding:
Basic	66.7	66.0
Diluted	75.1	77.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2018	2017
Net Earnings Including Noncontrolling Interest	$125.9	$295.2
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(1.2)	(0.8)
Hedging adjustments:
Unrealized net gain (loss) on derivatives	24.4	(1.5)
Reclassifications to net earnings	(30.1)	0.3
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(40.2)	13.9
Reclassifications to net earnings	42.1	—
Tax benefit on other comprehensive income:
Pension and postretirement benefits	0.3	0.2
Hedging	1.4	0.3
Total Other Comprehensive (Loss) Income	(3.3)	12.4
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.3
Total Comprehensive Income	$122.3	$307.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2018	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$222.9	$989.7
Restricted cash	10.6	4.8
Receivables, net	452.5	462.3
Inventories	498.9	484.2
Current assets held for sale	—	195.0
Prepaid expenses and other current assets	57.5	64.3
Total Current Assets	1,242.4	2,200.3
Property, net	1,715.0	1,709.7
Goodwill	4,478.5	4,499.6
Other intangible assets, net	3,488.8	3,539.3
Equity method investments	168.1	5.2
Other assets held for sale	—	856.6
Other assets	192.0	246.8
Total Assets	$11,284.8	$13,057.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$3.4	$22.1
Accounts payable	331.6	365.1
Current liabilities held for sale	—	65.6
Other current liabilities	462.1	339.3
Total Current Liabilities	797.1	792.1
Long-term debt	6,336.5	7,232.1
Deferred income taxes	781.2	778.4
Other liabilities held for sale	—	695.1
Other liabilities	213.6	499.3
Total Liabilities	8,128.4	9,997.0

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.8	0.8
Additional paid-in capital	3,592.4	3,590.9
Retained earnings	210.7	88.0
Accumulated other comprehensive loss	(42.7)	(39.4)
Treasury stock, at cost	(615.2)	(589.9)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,146.0	3,050.4
Noncontrolling interest	10.4	10.1
Total Shareholders’ Equity	3,156.4	3,060.5
Total Liabilities and Shareholders’ Equity	$11,284.8	$13,057.5

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net Earnings Including Noncontrolling Interest	$125.9	$295.2
Adjustments to reconcile net earnings including noncontrolling interest to net cash flow provided by operating activities:
Depreciation and amortization	93.6	90.5
Unrealized loss (gain) on interest rate swaps	51.5	(3.1)
Gain on sale of business	(124.7)	—
Loss on extinguishment of debt, net	6.1	37.3
Non-cash stock-based compensation expense	8.7	6.8
Equity method loss, net of tax	10.7	—
Deferred income taxes	8.1	(262.7)
Other, net	0.6	2.3
Other changes in operating assets and liabilities, net of business acquisitions:
Decrease in receivables, net	30.8	11.6
Increase in inventories	(16.1)	(13.4)
Increase in prepaid expenses and other current assets	(0.5)	(14.5)
Decrease (increase) in other assets	0.9	(5.4)
Increase in accounts payable and other current liabilities	46.7	61.9
Decrease in non-current liabilities	(3.6)	(2.0)
Net Cash Provided by Operating Activities	238.7	204.5

Cash Flows from Investing Activities
Additions to property	(78.8)	(46.7)
Proceeds from sale of property and assets held for sale	2.0	0.1
Proceeds from sale of business	250.0	—
Cross-currency swap cash settlements	28.3	—
Other, net	—	(1.2)
Net Cash Provided by (Used in) Investing Activities	201.5	(47.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	1,000.0
Repayments of long-term debt	(919.0)	(635.5)
Payments to appraisal rights holders	(253.6)	—
Purchases of treasury stock	(25.3)	(56.0)
Payments of preferred stock dividends	(2.0)	(3.4)
Payments of debt issuance costs	(0.3)	(10.2)
Refund of debt issuance costs	7.8	—
Payment of debt extinguishment costs	—	(30.8)
Other, net	(7.2)	(4.5)
Net Cash (Used in) Provided by Financing Activities	(1,199.6)	259.6
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1.6)	0.7
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(761.0)	417.0
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	994.5	1,530.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$233.5	$1,947.1

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Post Holdings, Inc. Shareholders’
	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Retirement Benefit Adjustments, net of tax	Hedging Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, September 30, 2017	4.7	$—	66.1	$0.7	$3,566.5	$(376.0)	$35.1	$(11.1)	$(64.0)	$(371.2)	$9.7	$2,789.7
Net earnings	—	—	—	—	—	294.9	—	—	—	—	—	294.9
Preferred stock dividends declared	—	—	—	—	(3.4)	—	—	—	—	—	—	(3.4)
Activity under stock and deferred compensation plans	—	—	0.1	—	(4.3)	—	—	—	—	—	—	(4.3)
Stock-based compensation expense	—	—	—	—	6.8	—	—	—	—	—	—	6.8
Purchases of treasury stock	—	—	(0.7)	—	—	—	—	—	—	(56.0)	—	(56.0)
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Net change in hedges, net of tax	—	—	—	—	—	—	—	(0.9)	—	—	—	(0.9)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	13.9	—	—	13.9
Balance, December 31, 2017	4.7	$—	65.5	$0.7	$3,565.6	$(81.1)	$34.5	$(12.0)	$(50.1)	$(427.2)	$10.0	$3,040.4

Balance, September 30, 2018	3.2	$—	66.7	$0.8	$3,590.9	$88.0	$37.9	$37.4	$(114.7)	$(589.9)	$10.1	$3,060.5
Net earnings	—	—	—	—	—	125.6	—	—	—	—	—	125.6
Adoption of accounting standards update 2014-09	—	—	—	—	—	(0.9)	—	—	—	—	—	(0.9)
Preferred stock dividends declared	—	—	—	—	—	(2.0)	—	—	—	—	—	(2.0)
Activity under stock and deferred compensation plans	—	—	0.2	—	(7.2)	—	—	—	—	—	—	(7.2)
Stock-based compensation expense	—	—	—	—	8.7	—	—	—	—	—	—	8.7
Purchases of treasury stock	—	—	(0.3)	—	—	—	—	—	—	(25.3)	—	(25.3)
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(0.9)	—	—	—	—	(0.9)

Net change in hedges, net of tax	—	—	—	—	—	—	—	(4.3)	—	—	—	(4.3)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1.9	—	—	1.9
Balance, December 31, 2018	3.2	$—	66.6	$0.8	$3,592.4	$210.7	$37.0	$33.1	$(112.8)	$(615.2)	$10.4	$3,156.4

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we”) as of and for the fiscal year ended September 30, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on November 16, 2018.
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income, financial position and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain prior year amounts have been reclassified to conform with the 2019 presentation. These reclassifications had no impact on net earnings as previously reported.
On October 1, 2018, Post and affiliates of Thomas H. Lee Partners, L.P. (collectively, “THL”) separately capitalized 8th Avenue Food & Provisions, Inc. (“8th Avenue,” and such transactions, the “8th Avenue Transactions”), and 8th Avenue became the holding company for Post’s historical private brands business. Post received total proceeds of $875.0 from the 8th Avenue Transactions, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. As of October 1, 2018, 8th Avenue is no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. 8th Avenue is reported historically herein as Post’s Private Brands segment. For additional information, see Notes 4, 8 and 17.
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have an impact on the Company’s results of operations, other comprehensive income (“OCI”), financial condition, cash flows or shareholders’ equity based on current information.
Recently Issued
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020), with early adoption permitted. The Company will adopt this ASU on October 1, 2019 and expects to use the modified retrospective method of adoption. The Company has selected a software vendor and is in the process of assessing its lease agreements to identify those that fall within the scope of this guidance. This ASU will result in a material increase in both assets and liabilities; however, the Company is unable to quantify the impact at this time. In addition, the Company expects to provide expanded disclosures to present additional information related to its leasing arrangements.
Recently Adopted
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU largely aligns the guidance for recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for recognizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company adopted this ASU on October 1, 2018 on a prospective basis, as permitted by the ASU. This change did not have a material impact on the Company’s financial statements.
In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services, and the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted this ASU on October 1, 2018 on a prospective basis, as permitted by the ASU. In accordance with this ASU, historical share-based payment awards that were granted to employees of 8th Avenue are accounted for as nonemployee compensation. The adoption of this ASU did not have an impact on the Company’s financial statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires an entity to report the service cost component of periodic net benefit cost as an operating expense in the same line item or items as other compensation costs arising from services rendered by employees during the period. Other components of net benefit cost are to be presented outside of income from operations in the income statement separately from the service cost component. This ASU also allows only the service cost component to be eligible for capitalization when applicable. The Company adopted this ASU on October 1, 2018 and used the retrospective method of adoption, as required by the ASU. The adoption of this ASU resulted in an increase in “Cost of goods sold” and “Selling, general and administrative expenses” of $3.2 and $0.3, respectively, and a corresponding increase in “Other income, net” of $3.5, for the three months ended December 31, 2017, to reflect the exclusion of all components of benefit cost, with the exception of service cost, from operating profit. For additional disclosures about pension and other postretirement benefits, refer to Note 18.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of year cash balance to the end of year cash balance as shown on the statement of cash flows. The Company adopted this ASU on October 1, 2018 and used the retrospective method of adoption, as required by the ASU. The adoption of this ASU resulted in an increase in “Net Cash Used in Investing Activities” of $1.6 for the three months ended December 31, 2017.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU on October 1, 2018 and used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to recognition timing and classification changes of immaterial amounts within the statement of operations and balance sheet. For additional information, refer to Note 3.
NOTE 3 — REVENUE FROM CONTRACTS WITH CUSTOMERS
In conjunction with the adoption of ASU 2014-09 (see Note 2), the Company updated its policy for recognizing revenue. The Company utilized a comprehensive approach to assess the impact of this ASU by reviewing its customer contract portfolio and existing accounting policies and procedures in order to identify potential differences that would result from applying the new requirements of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” A summary of the updated policy is included below.
Revenue Recognition Policy
The Company recognizes revenue when performance obligations have been satisfied by transferring control of the goods to customers. Control is generally transferred upon delivery of the goods to the customer. At the time of delivery, the customer is invoiced using previously agreed-upon credit terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed fulfillment activities and are accounted for as fulfillment costs. The Company’s contracts with customers generally contain one performance obligation.
Many of the Company’s contracts with customers include some form of variable consideration. The most common forms of variable consideration are trade promotions, rebates and discounts. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Depending on the nature of the variable consideration, the Company uses either the “expected value” or the “most likely amount” method to determine variable consideration. The Company does not believe that there will be significant changes to its estimates of variable consideration when any uncertainties are resolved with customers. The Company reviews and updates estimates of variable consideration each period. Uncertainties related to the estimate of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration.
The Company’s products are sold with no right of return, except in the case of goods which do not meet product specifications or are damaged. No services beyond this assurance-type warranty are provided to customers. The Company does not grant a general right of return. However, customers may return defective or non-conforming products. Customer remedies include either a cash refund or an exchange of the product. As a result, the right of return and related refund liability is estimated and recorded as a reduction of revenue based on historical sales return experience.
Impacts of Adoption
The Company used the modified retrospective transition method of adoption and, accordingly, recorded an adjustment to retained earnings to reflect the application of its updated revenue recognition policy, which resulted in changes to the timing of when variable consideration payments are recognized. The cumulative adjustment resulted in a reduction of retained earnings and deferred income taxes of $0.9 and $0.3, respectively, and a corresponding increase in other current liabilities of $1.2 at October 1, 2018.
For the three months ended December 31, 2018, the Company elected the following practical expedients in accordance with ASC Topic 606:

•
Significant financing component — The Company elected not to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•
Shipping and handling costs — The Company elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense), rather than as a promised service.

•
Measurement of transaction price — The Company elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for sales taxes.

The following tables summarize the impact of the Company’s adoption of ASC Topic 606 on a modified retrospective basis in the Company’s Condensed Consolidated Statement of Operations. As a result of the adoption, certain payments to customers totaling $4.7 previously classified in “Selling, general, and administrative expenses” were classified as “Net Sales” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2018. These payments to customers relate to trade advertisements that support the Company’s sales to customers. In accordance with ASC Topic 606, these payments were determined not to be distinct within the customer contracts and, as such, require classification within net sales. Additionally, the Company has recognized revenue of $0.4 that was deferred upon the adoption of ASC Topic 606 in accordance with the satisfaction of the related performance obligation. The recognition of unearned revenue is included in “Net Sales” in the Company’s Condensed Consolidated Statement of Operations for the three months ended December 31, 2018. No material changes to the balance sheet were required by the adoption of ASC Topic 606.

	Three Months Ended December 31, 2018
	As Reported Under Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$1,411.3	$1,415.6	$(4.3)
Cost of goods sold	984.8	984.8	—
Gross Profit	426.5	430.8	(4.3)
Selling, general and administrative expenses	217.1	221.8	(4.7)
Amortization of intangible assets	40.3	40.3	—
Gain on sale of business	(124.7)	(124.7)	—
Other operating income, net	(0.1)	(0.1)	—
Operating Profit	$293.9	$293.5	$0.4

Disaggregated Revenues
The following table presents net sales by product. The amounts for the three months ended December 31, 2018 and December 31, 2017 are presented under ASC Topic 606 “Revenue from Contracts with Customers” and ASC Topic 605 “Revenue Recognition,” respectively.

	Three Months Ended December 31,
	2018	2017
Cereal and granola	$556.2	$555.7
Egg and egg products	394.7	381.1
Cheese and dairy	70.3	71.7
Side dishes	145.7	56.2
Sausage	43.6	—
Pasta	—	67.6
Protein-based products and supplements	185.8	186.0
Nut butters and dried fruit and nut	—	114.3
Other	15.4	1.6
Eliminations	(0.4)	(1.1)
Net Sales	$1,411.3	$1,433.1
NOTE 4 — BUSINESS COMBINATIONS AND DIVESTITURES
The Company accounts for business combinations using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The purchase price is allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry. The Company includes results of operations for business divestitures from the date of acquisition through the date of sale.
On October 1, 2018, the Company completed the 8th Avenue Transactions in which Post and THL separately capitalized 8th Avenue and 8th Avenue became the holding company for Post’s private brands business, reported historically herein as Post’s Private Brands segment. Post received total gross proceeds of $875.0 from the 8th Avenue Transactions, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. Post’s gross proceeds consisted of (i) $250.0 from THL and (ii) $625.0 from a committed senior increasing rate bridge loan (the “Bridge Loan”), which was funded in fiscal 2018 prior to the closing of the 8th Avenue Transactions (see Note 17). THL received 2.5 shares of 8th Avenue preferred stock with an 11% cumulative, quarterly compounding dividend and $100.00 per share liquidation value and shares of common stock equal to 39.5% of the common equity in 8th Avenue. In December 2018, an estimated settlement of net working capital and other adjustments was proposed, and the Company recorded a receivable of $22.6, which is recorded as “Receivables, net” on the Condensed Consolidated Balance Sheet at December 31, 2018. During the three months ended December 31, 2018, the Company recorded a gain of $124.7 related to the 8th Avenue Transactions, which included foreign exchange losses previously recorded in accumulated OCI of $42.1, and was reported as “Gain on sale of business” in the Condensed Consolidated Statement of Operations. Effective October 1, 2018, 8th Avenue is no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. For additional information regarding the Company’s equity method investment in 8th Avenue, refer to Note 8.
In order to calculate the recorded gain of $124.7, management was required to estimate the fair value of the Company’s equity method investment in 8th Avenue. In making this estimate, management used an approach combining the estimated implied value from the 8th Avenue Transactions, an income approach and a market approach, in which the greatest value was placed on the implied value from the 8th Avenue Transactions. In order to calculate the fair value implied by the 8th Avenue Transactions, management was required to estimate the value of the 8th Avenue equity. In making this estimate, management used a lattice model, which required significant assumptions, including estimates for the term, credit spread, yield volatility and risk free rates associated with 8th Avenue’s preferred stock. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach was based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and required an estimate of appropriate multiples based on the market data.

On January 12, 2018, the Company completed its acquisition of Bob Evans Farms, Inc. (“Bob Evans”), resulting in the Company owning all of the outstanding shares of Bob Evans common stock. At closing, the Company paid each holder of shares of Bob Evans common stock, other than holders who demanded appraisal of their shares under Delaware law and had not withdrawn their demands as of the closing date, $77.00 per share, resulting in a payment at closing of $1,381.2 (which, in addition to the amounts paid to Bob Evans stockholders, includes amounts paid to retire certain debt and other obligations of Bob Evans). Any shares of Bob Evans common stock subject to appraisal as of the closing date were canceled and no longer outstanding after closing. The closing payment did not include any amounts due to former holders of approximately 4.35 shares of Bob Evans common stock who demanded appraisal under Delaware law and had not withdrawn their demands as of the closing date. At September 30, 2018, former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $267.0 at September 30, 2018, which was the number of shares of Bob Evans common stock for which former Bob Evans stockholders demanded appraisal and had not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%.  In December 2018, the Company made payments of $257.6 to the former holders of Bob Evans common stock who had demanded appraisal and had not been paid for their shares. The payments constitute a settlement with one former stockholder as well as prepayments of the $77.00 per share merger consideration to the remaining former stockholders. At December 31, 2018, the Company had a remaining accrual of $13.7, which represents the accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00% related to 2.5 shares for which the $77.00 per share merger consideration was paid. Additional payments related to these 2.5 shares could be made in the future. The liabilities were reported in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets at December 31, 2018 and September 30, 2018, respectively. For additional information regarding the appraisal proceedings brought by former holders of Bob Evans common stock who demanded appraisal under Delaware law, refer to Note 16.
Bob Evans is a producer of refrigerated potato and pasta side dishes, pork sausage and a variety of refrigerated and frozen convenience food items. Bob Evans is reported in two reportable segments. The results of Bob Evans’s foodservice operations are reported in the Foodservice segment and the results of Bob Evans’s retail operations are reported in the Refrigerated Retail segment (see Note 20). Based upon the purchase price allocation, the Company recorded $376.0 of customer relationships to be amortized over a weighted-average period of 18 years, $6.0 of definite-lived trademarks to be amortized over a weighted-average period of 10 years and $400.0 of indefinite-lived trademarks.
The goodwill generated by the Company’s acquisition of Bob Evans is not deductible for U.S. federal income tax purposes; however, $13.8 of goodwill generated by business combinations completed by Bob Evans in periods prior to its acquisition transferred to Post and is tax deductible.
The following table provides the final allocation of the purchase price related to the fiscal 2018 acquisition of Bob Evans based upon the fair value of assets and liabilities assumed, including the provisional amounts recognized related to the acquisition as of September 30, 2018, as well as measurement period adjustments made during the three months ended December 31, 2018.

	Acquisition Date Amounts Recognized as of September 30, 2018 (a)	Adjustments During the Three Months Ended December 31, 2018	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$15.6	$—	$15.6
Receivables	58.5	—	58.5
Inventories	27.1	—	27.1
Prepaid expenses and other current assets	34.3	—	34.3
Property	184.3	—	184.3
Goodwill	898.3	(0.7)	897.6
Other intangible assets	782.0	—	782.0
Other assets	0.4	—	0.4
Accounts payable	(18.2)	—	(18.2)
Other current liabilities	(58.5)	—	(58.5)
Deferred tax liability - long-term	(194.9)	0.7	(194.2)
Other liabilities	(5.3)	—	(5.3)
Total acquisition cost	$1,723.6	$—	$1,723.6
(a) As previously reported in Post’s Annual Report on Form 10-K for fiscal 2018 filed with the SEC on November 16, 2018.

Transaction-related Expenses
The Company incurs transaction-related expenses in connection with both completed and contemplated acquisitions, divestitures and mergers. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. Transaction-related expenses of $10.7 and $3.1 were incurred during the three months ended December 31, 2018 and 2017, respectively, and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. For the three months ended December 31, 2018 and 2017, transaction-related expenses included costs attributable to the 8th Avenue Transactions of $9.1 and $0.7, respectively.
Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of Bob Evans for the periods presented as if the fiscal 2018 acquisition had occurred on October 1, 2016, along with certain pro forma adjustments. Additionally, the impact of the 8th Avenue Transactions is presented in the unaudited pro forma information as if the transactions occurred on October 1, 2017. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustments on acquired businesses, transaction and extinguished debt costs and related income taxes. Additionally, the gain of $124.7 related to the 8th Avenue Transactions has been adjusted out of the current year results. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the transactions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended December 31,
	2018	2017
Pro forma net sales	$1,411.3	$1,379.4
Pro forma net earnings available to common shareholders	$38.9	$263.1
Pro forma basic earnings per common share	$0.58	$3.99
Pro forma diluted earnings per common share	$0.54	$3.45
NOTE 5 — RESTRUCTURING
In February 2018, the Company announced its plan to close its cereal manufacturing facility in Clinton, Massachusetts, which manufactures certain Weetabix products distributed in North America. The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the facility is expected to be completed by September 2019.
Restructuring charges and the related liabilities are shown in the following table. Employee-related costs are included in “Selling, general and administrative expenses” and accelerated depreciation expense is included in “Cost of goods sold” in the Condensed Consolidated Statement of Operations. No restructuring costs were incurred in the three months ended December 31, 2017. These expenses are not included in the measure of segment performance (see Note 20).

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2018	$2.7	$—	$2.7
Charge to expense	0.7	1.8	2.5
Cash payments	—	—	—
Non-cash charges	—	(1.8)	(1.8)
Balance, December 31, 2018	$3.4	$—	$3.4

Total expected restructuring charge	$5.7	$11.2	$16.9
Cumulative restructuring charges incurred to date	3.4	4.3	7.7
Remaining expected restructuring charge	$2.3	$6.9	$9.2
NOTE 6 — ASSETS AND LIABILITIES HELD FOR SALE
The major classes of assets and liabilities comprising “Current assets held for sale,” “Other assets held for sale,” “Current liabilities held for sale” and “Other liabilities held for sale” on the Condensed Consolidated Balance Sheet as of September 30, 2018 are shown in the following table. There were no assets or liabilities held for sale at December 31, 2018.

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
$695.1

(a)
In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the building classified as held for sale related to the closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts and the 8th Avenue properties held for sale are classified as current and noncurrent, respectively, on the Condensed Consolidated Balance Sheet.

In connection with the 8th Avenue Transactions, the Company had assets and liabilities held for sale at September 30, 2018. On October 1, 2018, the Company completed the 8th Avenue Transactions, and 8th Avenue was no longer consolidated in the Company's financial statements (see Notes 4 and 8). Additionally, at September 30, 2018, the Company had a building classified as held for sale related to the closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts. The building was sold in November 2018.
During the three months ended December 31, 2018, the Company recorded a gain of $124.7, which was reported as “Gain on sale of business,” and a loss of $2.6, which was included in “Loss on extinguishment of debt, net,” in the Condensed Consolidated Statement of Operations related to the 8th Avenue Transactions. A gain of $0.6 was recorded related to the sale of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts and was included in “Other operating income, net” in the Condensed Consolidated Statement of Operations. There were no held for sale gains or losses recorded in the three months ended December 31, 2017.

NOTE 7 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table. Goodwill for the historical Private Brands segment was classified as held for sale at September 30, 2018 (see Note 6).
On October 1, 2018, the Company completed the reorganization of its refrigerated foods businesses, which resulted in the assignment of the foodservice and retail components previously included in the historical Refrigerated Food segment to its Foodservice and Refrigerated Retail segments. In connection with the reorganization, the Company assigned goodwill previously reported within the historical Refrigerated Food segment to reporting units within the Foodservice and Refrigerated Retail segments. The historical Refrigerated Food segment contained two reporting units: refrigerated food and cheese and dairy. The Company’s cheese and dairy reporting unit was not impacted by the reorganization and is now reported within the Refrigerated Retail segment. The remaining goodwill balance within the refrigerated food reporting unit was allocated between the Foodservice and Refrigerated Retail segments based on the relative fair value of the businesses. The fair value of the foodservice and refrigerated retail businesses was determined using methodologies consistent with the Company’s annual goodwill impairment assessment.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Active Nutrition	Total
Balance, September 30, 2018
Goodwill (gross)	$2,012.0	$900.9	$1,373.1	$756.8	$180.7	$5,223.5
Accumulated impairment losses	(609.1)	—	—	—	(114.8)	(723.9)
Goodwill (net)	$1,402.9	$900.9	$1,373.1	$756.8	$65.9	$4,499.6
Goodwill acquired	—	—	—	—	—	—
Acquisition related adjustment	—	—	(0.5)	(0.2)	—	(0.7)
Currency translation adjustment	(0.3)	(20.1)	—	—	—	(20.4)
Balance, December 31, 2018
Goodwill (gross)	$2,011.7	$880.8	$1,372.6	$756.6	$180.7	$5,202.4
Accumulated impairment losses	(609.1)	—	—	—	(114.8)	(723.9)
Goodwill (net)	$1,402.6	$880.8	$1,372.6	$756.6	$65.9	$4,478.5
NOTE 8 — EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
8th Avenue
In connection with the 8th Avenue Transactions, the Company has a 60.5% common equity retained interest in 8th Avenue that is accounted for using the equity method. In determining the accounting treatment of the retained interest, management concluded that 8th Avenue was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by THL associated with the governance of 8th Avenue. However, Post does retain significant influence, and therefore, the use of the equity method of accounting is required.
The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

Three Months Ended December 31, 2018
8th Avenue’s net loss available to 8th Avenue common shareholders	$(11.5)
60.5%
Equity method loss available to Post’s common shareholders	$(7.0)
Less: Amortization of basis difference, net of tax (a)	3.6
Equity method loss, net of tax	$(10.6)

(a)
The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a total basis difference of $68.4, which represents Post’s retained portion of the gain on sale. The basis difference related to inventory of $2.0, net of tax, was included in equity method loss in the three months ended December 31, 2018. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At December 31, 2018, the remaining basis difference to be amortized was $64.8.
Summarized financial information of 8th Avenue is presented in the following table.

Three Months Ended December 31, 2018
Net sales	$214.1
Gross profit	$33.7

Net loss	$(4.5)
Preferred stock dividend	7.0
Net Loss Available to 8th Avenue Common Shareholders	$(11.5)
Prior to the 8th Avenue Transactions, 8th Avenue used certain functions and services performed by the Company. These functions and services included information systems, procurement, accounting shared services, legal, tax, human resources, payroll and cash management. After the completion of the 8th Avenue Transactions, the Company continued to provide many of these services to 8th Avenue under a master services agreement (“MSA”). In addition, Post and THL both provide certain advisory services to 8th Avenue for a fee. During the three months ended December 31, 2018, the Company recorded MSA and advisory income, net of $1.0, which was recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations. No such income was recorded in the three months ended December 31, 2017.
During the three months ended December 31, 2018, the Company had net sales to 8th Avenue of $1.1 and purchases from 8th Avenue of $2.3. The investment in 8th Avenue was $163.1 at December 31, 2018 and was included in “Equity method investments” on the Condensed Consolidated Balance Sheet. The Company had receivables and payables with 8th Avenue of $29.1 and $0.7, respectively, at December 31, 2018, related to the separation of 8th Avenue from the Company, the closing of the 8th Avenue Transactions, including the proposed settlement of net working capital and other adjustments and MSA and advisory fees owed by 8th Avenue to the Company and related party sales and purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheet.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Proprietary) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”), whose assets are reported in the Weetabix segment (see Note 20).
Alpen is a South African-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $5.0 and $5.2 at December 31, 2018 and September 30, 2018, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $1.0 and $1.0 at December 31, 2018 and September 30, 2018, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s Board of Directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements.
NOTE 9 — INCOME TAXES
The effective income tax rate was 24.3% for the three months ended December 31, 2018. In accordance with ASC Topic 740, “Income Taxes,” the Company records income tax expense (benefit) for interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three months ended December 31, 2017, the Company recorded an income tax benefit of $255.8, resulting in an effective tax rate of (649.2)%. This benefit was driven by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to the Company’s accounting for income taxes with the most significant of these impacts resulting from the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for the Company’s current tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the three months ended December 31, 2017, the Company (i) remeasured its existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018 and recorded a provisional tax benefit of $270.7 (adjusted to $281.2 during the year ended September 30, 2018) and (ii) calculated the one-time transition tax and recorded provisional tax expense of $7.1 (adjusted to $10.3 during the year ended September 30, 2018). Full expensing of certain depreciable assets resulted in temporary differences, which were analyzed throughout fiscal 2018 as assets were placed in service.
ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company finalized the impact of the Tax Act during the three months ended December 31, 2018, and no additional adjustments were recorded.
NOTE 10 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2018			September 30, 2018
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,303.1	$(473.9)	$1,829.2	$2,307.0	$(444.4)	$1,862.6
Trademarks and brands	814.6	(198.8)	615.8	768.5	(188.2)	580.3
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,120.8	(675.8)	2,445.0	3,078.6	(635.7)	2,442.9
Not subject to amortization:
Trademarks and brands	1,043.8	—	1,043.8	1,096.4	—	1,096.4
	$4,164.6	$(675.8)	$3,488.8	$4,175.0	$(635.7)	$3,539.3
NOTE 11 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. In the second quarter of fiscal 2018, the Company completed the redemption of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (“Series B Preferred”). Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the redemption was announced, were converted into 3.1 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series B Preferred and the remaining shares of Series B Preferred were redeemed.
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2018	2017
Net earnings for basic earnings per share	$123.6	$291.5
Dilutive preferred stock dividends	2.0	3.4
Net earnings for diluted earnings per share	$125.6	$294.9

Weighted-average shares for basic earnings per share	66.7	66.0
Effect of dilutive securities:
Stock options	2.0	1.8
Stock appreciation rights	0.1	0.1
Restricted stock awards	0.4	0.4
Preferred shares conversion to common	5.9	9.0
Total dilutive securities	8.4	11.3
Weighted-average shares for diluted earnings per share	75.1	77.3

Basic earnings per common share	$1.85	$4.42
Diluted earnings per common share	$1.67	$3.82
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2018	2017
Stock options	0.3	0.6
Restricted stock awards	0.2	—
Performance-based restricted stock awards	0.1	—
NOTE 12 — INVENTORIES

	December 31, 2018	September 30, 2018
Raw materials and supplies	$98.2	$107.8
Work in process	18.6	17.8
Finished products	348.5	324.1
Flocks	33.6	34.5
	$498.9	$484.2
NOTE 13 — PROPERTY, NET

	December 31, 2018	September 30, 2018
Property, at cost	$2,595.9	$2,543.0
Accumulated depreciation	(880.9)	(833.3)
	$1,715.0	$1,709.7
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

At December 31, 2018, the Company’s derivative instruments consisted of:
Not designated as hedging instruments under ASC Topic 815

•	Commodity and energy futures and option contracts, which relate to inputs that generally will be utilized within the next year;

•	foreign currency forward contracts maturing within the next year that have the effect of hedging currency fluctuations between the Euro and the U.S. Dollar;

•
a pay-fixed, receive-variable interest rate swap maturing in May 2021 that requires monthly settlements and has the effect of hedging interest payments on debt expected to be issued but not yet priced; and

•
rate-lock interest rate swaps that require five lump sum settlements with the first settlement occurring in December 2019 and the last in July 2022 and have the effect of hedging interest payments on debt expected to be issued but not yet priced.

Designated as hedging instruments under ASC Topic 815

•
Pay-fixed, receive-fixed cross-currency swaps with maturities in July 2022 that require quarterly cash settlements and are used as net investment hedges of the Company’s investment in Weetabix, which is denominated in Pounds Sterling; and

•
a pay-fixed, receive-variable interest rate swap maturing in May 2024 that requires monthly settlements and is used as a cash flow hedge of forecasted interest payments on the Company’s variable rate term loan.

During the three months ended December 31, 2018, the Company terminated $800.0 and $214.2 notional value of its interest rate swap and cross-currency swap contracts, respectively, that were designated as hedging instruments. In connection with the interest rate swap terminations, the Company received cash proceeds of $29.8, and reclassified previously recorded gains from accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statement of Operations during the three months ended December 31, 2018. In connection with the cross-currency swap terminations, the Company received cash proceeds of $26.2, which were recorded to accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event all United Kingdom-based operations are liquidated.
The following table shows the notional amounts of derivative instruments held.

	December 31, 2018	September 30, 2018
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$37.6	$64.3
Energy contracts	62.7	20.8
Foreign exchange contracts - Forward contracts	6.8	9.3
Interest rate swap	74.2	74.6
Interest rate swaps - Rate-lock swaps	1,649.3	1,649.3
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	448.7	662.9
Interest rate swap	200.0	1,000.0

The following table presents the balance sheet location and fair value of the Company’s derivative instruments, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2018
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$1.2	$1.9	$—	$—
Energy contracts	Prepaid expenses and other current assets	0.7	4.9	—	—
Commodity contracts	Other assets	—	0.2	—	—
Energy contracts	Other assets	—	0.3	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	—	1.2	—	1.1
Foreign exchange contracts	Other assets	—	17.6	—	17.6
Interest rate swaps	Prepaid expenses and other current assets	0.4	6.4	0.4	6.4
Interest rate swaps	Other assets	2.0	33.9	2.0	30.6
		$4.3	$66.4	$2.4	$55.7

Liability Derivatives:
Commodity contracts	Other current liabilities	$0.4	$2.2	$—	$—
Energy contracts	Other current liabilities	5.2	0.4	—	—
Foreign exchange contracts	Other current liabilities	0.3	1.5	0.2	1.4
Foreign exchange contracts	Other liabilities	1.3	19.4	1.3	19.4
Interest rate swaps	Other current liabilities	68.4	23.6	—	—
Interest rate swaps	Other liabilities	97.7	94.3	—	—
		$173.3	$141.4	$1.5	$20.8
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2018	2017
Commodity contracts	Cost of goods sold	$(0.2)	$0.4
Energy contracts	Cost of goods sold	8.3	(2.2)
Foreign exchange contracts	Selling, general and administrative expenses	—	0.2
Interest rate swaps	Expense (income) on swaps, net	51.7	(2.7)

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI		(Gain) Loss Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2018	2017	2018	2017
Foreign exchange contracts	$—	$(0.2)	$—	$—	Selling, general and administrative expenses
Interest rate swaps	4.6	(9.0)	(30.1)	0.3	Interest expense, net
Cross-currency swaps	(29.0)	10.7	—	—	Expense (income) on swaps, net
Accumulated OCI included a $44.3 net gain on hedging instruments before taxes ($33.1 after taxes) at December 31 2018, compared to a $50.0 net gain before taxes ($37.4 after taxes) at September 30, 2018. Approximately $0.4 of the net hedging gains reported in accumulated OCI at December 31, 2018 are expected to be reclassified into earnings within the next 12 months. For gains or losses associated with interest rate swaps, the reclassification will occur over the term of the related debt. Reclassification of gains and losses reported in accumulated OCI into earnings related to the cross-currency swaps will only occur in the event all United Kingdom-based operations are liquidated. Accumulated OCI included settlements of cross-currency swaps of $33.1 and $4.8 at December 31, 2018 and September 30, 2018, respectively. The Company recognized gains in accumulated OCI of $28.3 and $0.8 related to settlements of cross-currency swaps during the three months ended December 31, 2018 and 2017, respectively.
At December 31, 2018 and September 30, 2018, the Company had pledged collateral of $10.3 and $4.5, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 15 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	December 31, 2018			September 30, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$40.1	$40.1	$—	$43.6	$43.6	$—
Derivative assets	4.3	—	4.3	66.4	—	66.4
	$44.4	$40.1	$4.3	$110.0	$43.6	$66.4
Liabilities:
Deferred compensation liabilities	$48.0	$—	$48.0	$52.2	$—	$52.2
Derivative liabilities	173.3	—	173.3	141.4	—	141.4
	$221.3	$—	$221.3	$193.6	$—	$193.6
The deferred compensation investments are primarily invested in mutual funds, and the fair value is measured using the market approach. These investments are in the same funds or funds that employ a similar investment strategy, and are purchased in substantially the same amounts, as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. In connection with the acquisition of Bob Evans (see Note 4), the Company had current deferred compensation investments of $22.5 and $24.3 at December 31, 2018 and September 30, 2018, respectively, and current deferred compensation liabilities of $22.3 and $24.1 at December 31, 2018 and September 30, 2018, respectively. The Bob Evans deferred compensation plans have been terminated and the investments have been liquidated. Amounts accrued at December 31, 2018 were paid in January 2019.
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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. Based on current market rates, the fair value of the Company’s debt (Level 2) was $5,992.4 and $7,790.9 as of December 31, 2018 and September 30, 2018, respectively. At September 30, 2018, the fair value of the Company’s debt included amounts classified as held for sale.
Certain assets and liabilities, including long-lived assets, goodwill, indefinite-lived intangibles and assets held for sale, are measured at fair value on a non-recurring basis.
As stated previously (see Note 6), the Company had assets and liabilities held for sale at September 30, 2018 related to (i) the 8th Avenue Transactions and (ii) the closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts. On October 1, 2018, the Company completed the 8th Avenue Transactions, and 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue was accounted for using the equity method. The Post Consumer Brands cereal warehouse was sold in November 2018. The fair value of assets and liabilities held for sale were measured at fair value on a nonrecurring basis based on the lower of book value or third-party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets and liabilities. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2018	$290.9
Gains related to assets and liabilities held for sale	122.7
Proceeds from the sale of assets and liabilities held for sale	(259.8)
Investment in 8th Avenue, working capital and other adjustments	(153.8)
Balance, December 31, 2018	$—
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Antitrust claims
In late 2008 and early 2009, approximately 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. (“MFI”), a wholly owned subsidiary of the Company, and approximately 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
The case involved three plaintiff groups: (i) a nationwide class of direct purchasers of shell eggs (“direct purchaser class”); (ii) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (iii) indirect purchasers of shell eggs (“indirect purchaser plaintiffs”).
Resolution of claims: To date, MFI has resolved the following claims, including all class claims: (i) in December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0, which was approved by the district court in December 2017; (ii) MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms in January 2017; and (iii) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms. MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI.
Remaining portion of the case: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by six opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by such opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants have filed a second motion for summary judgment seeking dismissal of the claims, and that motion is currently pending.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the case could still result in a material adverse outcome.
No expense was recorded related to these matters in the three months ended December 31, 2018 or 2017. At December 31, 2018 and September 30, 2018, the Company had $6.0 accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s financial position, results of operations and cash flows could be materially affected.
Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
Bob Evans Appraisal Proceedings
Prior to completion of the Company’s acquisition of Bob Evans on January 12, 2018, Bob Evans received demands from certain stockholders demanding appraisal of their shares of Bob Evans common stock. After the completion of the acquisition, several such former stockholders filed petitions in the Delaware Court of Chancery (Arbitrage Fund v. Bob Evans Farms, Inc. filed on January 23, 2018; Blue Mountain Credit Alternatives Master Fund L.P., et al. v. Bob Evans Farms, Inc. filed on April 30, 2018; and 2017 Clarendon LLC, et al. v. Bob Evans Farms, Inc. filed on April 30, 2018) seeking appraisal of their shares of Bob Evans common stock pursuant to Section 262 of the Delaware General Corporation Law (“Section 262”). The lawsuits seek appraisal for such shares, plus statutory interest, as well as the costs of the proceedings and such other relief as appropriate. Under Section 262, persons who were stockholders at the time of the closing are entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares (plus statutory interest) as determined by the Delaware Court of Chancery. In May 2018, the court consolidated the lawsuits into one action.
In December 2018, the Company settled with one petitioner, Arbitrage Fund, and Arbitrage Fund was dismissed with prejudice from the consolidated action. In addition, in December 2018, the Company pre-paid the $77.00 per share merger consideration to the Blue Mountain and 2017 Clarendon petitioners, effectively stopping the continued accrual of statutory interest on that amount. The Company made total payments of $257.6 related to these matters in December 2018. However, the consolidated action remains active with respect to the determination of the fair value of the shares formerly held by the two remaining petitioners.
Approximately 2.5 shares of Bob Evans common stock are before the court for appraisal in the consolidated action. As of completion of the acquisition, former Bob Evans stockholders can no longer submit new demands for appraisal. All other former stockholders have been paid for their shares. The Company intends to vigorously defend the consolidated action.
At September 30, 2018, former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $267.0 at September 30, 2018, which was the number of shares of Bob Evans common stock for which former Bob Evans stockholders demanded appraisal and had not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus statutory interest. At December 31, 2018, former holders of 2.5 shares of Bob Evans common stock had not withdrawn their appraisal demands. At December 31, 2018, the Company had a remaining accrual of $13.7, which represents the accrued statutory interest related to the 2.5 shares for which the $77.00 per share merger consideration was paid. Additional payments related to these 2.5 shares could be made in the future. The liabilities were reported in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets at December 31, 2018 and September 30, 2018, respectively.
While the Company believes its accrual for these matters is appropriate, the final amounts required to resolve such matters could differ materially and the Company’s financial position, results of operations and cash flows could be materially affected. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the Company’s future financial position, results of operations or cash flows.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the financial position, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the financial position, results of operations or cash flows of the Company.
Leases
Historically, Bob Evans guaranteed certain payment and performance obligations associated with the leases for 143 properties (the "Guarantee") leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantee remained in effect following the Company’s acquisition of Bob Evans. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantee. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to December 31, 2018, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $13.5 and will increase up to 1.5% annually based on indexed inflation. The lease terms extend for approximately 17 years from December 31, 2018, and the Guarantee would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under the Guarantee, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. The Bob Evans Restaurant Business continues to meet its obligations under these leases, and there have been no events that would indicate the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantee is immaterial as of December 31, 2018.
NOTE 17 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	December 31, 2018	September 30, 2018
5.625% Senior Notes maturing January 2028	$940.9	$960.9
5.50% Senior Notes maturing March 2025	1,000.0	1,000.0
5.75% Senior Notes maturing March 2027	1,299.3	1,326.3
5.00% Senior Notes maturing August 2026	1,697.3	1,710.3
8.00% Senior Notes maturing July 2025	122.2	122.2
Term Loan	1,309.5	2,172.5
Bridge Loan (a)	—	—
Capital leases	0.2	0.2
	$6,369.4	$7,292.4
Less: Current portion of long-term debt	(3.4)	(22.1)
Debt issuance costs, net	(61.0)	(71.2)
Plus: Unamortized premium	31.5	33.0
Total long-term debt	$6,336.5	$7,232.1

(a)
In connection with the 8th Avenue Transactions, the Company classified its Bridge Loan and associated debt issuance costs as held for sale at September 30, 2018. See below for more information about the Bridge Loan. See Note 6 for information about assets and liabilities held for sale.

Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement (as further amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The issuance of letters of credit is available under the Credit Agreement in an aggregate amount of up to $50.0. The Revolving Credit Facility has outstanding letters of credit of $22.9, which reduced the available borrowing capacity under the Credit Agreement to $777.1 at December 31, 2018.
The Credit Agreement also provides for potential incremental revolving and term facilities at the request of the Company and at the discretion of the lenders, in each case on terms to be determined, and permits the Company, subject to certain conditions, to incur incremental equivalent debt, in an aggregate maximum amount (for incremental revolving and term facilities and incremental equivalent debt combined) not to exceed the greater of (1) $700.0 and (2) the maximum amount at which (A) the Company’s pro forma consolidated leverage ratio (as defined in the Credit Agreement) would not exceed 6.50 to 1.00 and (B) the Company’s pro forma senior secured leverage ratio (as defined in the Credit Agreement) would not exceed 3.00 to 1.00 as of the date such indebtedness is incurred. The outstanding amounts under the Revolving Credit Facility must be repaid on or before March 28, 2022.
The Credit Agreement permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and authorizes the release of liens on) the assets of, and the equity interests in, such unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors under the Credit Agreement.
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
Term Loan
During the three months ended December 31, 2018, the Company utilized a portion of the net proceeds from the 8th Avenue Transactions (see Note 4) to repay $863.0 of the outstanding principal value of its term loan, as required by the Credit Agreement. As a result of the prepayment, quarterly principal installment payments on the term loan are not required until December 31, 2019. Beginning on December 31, 2019, the term loan will require quarterly principal installment payments of $3.3, compared to the previously required quarterly principal installment payments of $5.5, which began on September 30, 2017. The term loan bears interest at an annual rate equal to either the Base Rate or Eurodollar Rate plus an applicable margin of 2.00% for Eurodollar Rate-based loans and 1.00% for Base Rate-based loans. The interest rate on the term loan was 4.51% and 4.22% at December 31, 2018 and September 30, 2018, respectively. The maturity date for the term loan is May 24, 2024.
Bridge Loan
On September 24, 2018, in connection with the 8th Avenue Transactions (see Note 4), the Company entered into a $625.0 bridge facility agreement (the “Bridge Loan Facility”) and borrowed $625.0 under the Bridge Loan Facility (the Bridge Loan, as defined in Note 4). In connection with the Bridge Loan Facility, the Company incurred issuance costs of $10.4 in fiscal 2018, of which $7.8 were refunded to the Company at the closing of the 8th Avenue Transactions on October 1, 2018. Upon the closing of the 8th Avenue Transactions on October 1, 2018, the Bridge Loan was assumed by 8th Avenue and the Company was released from its repayment obligations thereunder while retaining the proceeds from the Bridge Loan.
Repayments of Long-Term Debt
The following table shows the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Three Months Ended December 31,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Premium Paid	Write-offs of Debt Issuance Costs	Write-off of Unamortized (Premium)/Discount
	Term Loan	$863.0	$—	$—	$7.6	$—
	5.75% Senior Notes	27.0	(1.5)	—	0.3	(0.7)
	5.625% Senior Notes	20.0	(1.3)	—	0.2	—
	5.00% Senior Notes	13.0	(1.2)	—	0.1	—
	Bridge Loan (a)	—	—	—	2.6	—
2018	Total	$923.0	$(4.0)	$—	$10.8	$(0.7)

	6.00% Senior Notes	$630.0	$—	$30.8	$6.5	$—
	Term Loan	5.5	—	—	—	—
2017	Total	$635.5	$—	$30.8	$6.5	$—

(a)
In connection with the assumption of the Bridge Loan by 8th Avenue discussed above, the Company recorded a write-off of debt issuance costs during the three months ended December 31, 2018 for costs that were not refunded at closing of the 8th Avenue Transactions.

Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of December 31, 2018, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%.
The Credit Agreement permits the Company to incur additional unsecured debt if, among other conditions, the pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of December 31, 2018, the pro forma consolidated interest coverage ratio exceeded this threshold.
NOTE 18 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the United States, the United Kingdom and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance). Amounts for the Canadian plans are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. On October 1, 2018, the Company adopted ASU 2017-07. For additional information, refer to Note 2.
The following tables provide the components of net periodic benefit cost (gain) for the pension plans.

	North America
	Three Months Ended December 31,
	2018	2017
Components of net periodic benefit cost
Service cost	$1.0	$1.1
Interest cost	1.0	0.9
Expected return on plan assets	(1.6)	(1.1)
Recognized net actuarial loss	—	0.3
Net periodic benefit cost	$0.4	$1.2

	Other International
	Three Months Ended December 31,
	2018	2017
Components of net periodic benefit gain
Service cost	$1.4	$1.7
Interest cost	4.8	4.8
Expected return on plan assets	(7.3)	(7.8)
Net periodic benefit gain	$(1.1)	$(1.3)

The following table provides the components of net periodic benefit cost (gain) for the North American other postretirement benefit plans.

	Three Months Ended December 31,
	2018	2017
Components of net periodic benefit cost (gain)
Service cost	$0.1	$0.2
Interest cost	0.6	0.5
Recognized net actuarial loss	—	0.1
Recognized prior service credit	(1.2)	(1.2)
Net periodic benefit gain	$(0.5)	$(0.4)

NOTE 19 — SHAREHOLDERS’ EQUITY
Stock Repurchases
During the three months ended December 31, 2018, the Company repurchased 0.3 shares of its common stock at an average share price of $88.14 per share for a total cost of $25.3, including broker’s commissions. During the three months ended December 31, 2017, the Company repurchased 0.7 shares of its common stock at an average share price of $78.03 per share for a total cost of $56.0, including broker’s commissions.
NOTE 20 — SEGMENTS
During the first quarter of fiscal 2019 and the second quarter of fiscal 2018, the Company reorganized its reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At December 31, 2018, the Company’s reportable segments were as follows:

•	Post Consumer Brands: North American RTE cereal business;

•	Weetabix: the RTE cereal and branded muesli business sold and distributed primarily outside of North America;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes, egg, cheese and sausage; and

•	Active Nutrition: protein shakes and other ready-to-drink products, powders and bars and nutritional supplements.
Effective October 1, 2018, 8th Avenue is no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. All historical segment results of 8th Avenue are reported herein as Post’s historical Private Brands segment. Due to the level of integration between the Foodservice and Refrigerated Retail segments, it is impracticable to present total assets separately for each segment. Where practicable, all fiscal 2018 segment results reported herein have been reclassified to conform with the December 31, 2018 presentation.
Management evaluates each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss before impairment of property and intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets held for sale, gain/loss on sale of businesses and facilities, interest expense, net and other unallocated corporate income and expenses. The following tables present information about the Company’s reportable segments.

	Three Months Ended December 31,
	2018	2017
Net Sales
Post Consumer Brands	$455.3	$432.0
Weetabix	100.9	99.7
Foodservice	408.1	368.9
Refrigerated Retail	261.6	141.7
Active Nutrition	185.8	186.0
Private Brands	—	206.4
Eliminations	(0.4)	(1.6)
Total	$1,411.3	$1,433.1
Segment Profit
Post Consumer Brands	$84.0	$70.2
Weetabix	18.9	16.8
Foodservice	52.7	45.9
Refrigerated Retail	30.5	23.2
Active Nutrition	35.2	19.8
Private Brands	—	16.9
Total segment profit	221.3	192.8
General corporate expenses and other	48.4	28.3
Gain on sale of business	(124.7)	—
Interest expense, net	59.4	90.5
Loss on extinguishment of debt, net	6.1	37.3
Expense (income) on swaps, net	51.7	(2.7)
Earnings before income taxes and equity method loss	$180.4	$39.4
Depreciation and amortization
Post Consumer Brands	$29.5	$30.9
Weetabix	8.7	7.1
Foodservice	27.0	23.9
Refrigerated Retail	18.0	7.5
Active Nutrition	6.4	6.5
Private Brands	—	13.4
Total segment depreciation and amortization	89.6	89.3
Corporate and accelerated depreciation	4.0	1.2
Total	$93.6	$90.5

Assets	December 31, 2018	September 30, 2018
Post Consumer Brands	$3,371.5	$3,391.7
Weetabix	1,807.2	1,853.3
Foodservice and Refrigerated Retail	5,116.2	5,132.4
Active Nutrition	560.1	559.3
Private Brands	—	1,055.3
Corporate	429.8	1,065.5
Total	$11,284.8	$13,057.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and the “Cautionary Statement Regarding Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and Active Nutrition. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and e-commerce.
Segment Reorganization
During the first quarter of fiscal 2019 and the second quarter of fiscal 2018, we reorganized our reportable segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” At December 31, 2018, our reportable segments were as follows:

•	Post Consumer Brands: North American ready-to-eat (“RTE”) cereal business;

•	Weetabix: the RTE cereal and branded muesli business sold and distributed primarily outside of North America;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes, egg, cheese and sausage; and

•	Active Nutrition: protein shakes and other ready-to-drink (“RTD”) products, powders and bars and nutritional supplements.
Where practicable, all segment results reported herein have been reclassified to conform with the December 31, 2018 presentation.
Transactions
On October 1, 2018, Post and affiliates of Thomas H. Lee Partners, L.P. (collectively, “THL”) separately capitalized 8th Avenue Food & Provisions, Inc. (“8th Avenue,” and such transactions, the “8th Avenue Transactions”), and 8th Avenue became the holding company for our historical private brands business. We received total proceeds of $875.0 million from the 8th Avenue Transactions, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. As of October 1, 2018, 8th Avenue is no longer consolidated in our financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. 8th Avenue is reported historically herein as our Private Brands segment. For additional information, see Notes 4, 8 and 17 within “Notes to Condensed Consolidated Financial Statements.”
Acquisitions and Integration Activity
We acquired Bob Evans Farms, Inc. (“Bob Evans”) on January 12, 2018, and it is reported in the Foodservice and Refrigerated Retail segments. In connection with the acquisition of Bob Evans and the segment reorganization in the first quarter of fiscal 2019, our legacy Refrigerated Food segment, which included the results of Bob Evans and our legacy egg, potato and cheese businesses in fiscal 2018, was split into two segments. Our foodservice and food ingredient businesses are now reported in the Foodservice segment and our retail businesses are now reported in the Refrigerated Retail segment. Due to the level of integration within existing businesses, certain discrete financial data for Bob Evans and our legacy foodservice and refrigerated retail businesses is not available for the three months ended December 31, 2018.

Revenue from Contracts with Customers
On October 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“GAAP”). Upon adoption, we reclassified certain payments to customers from “Selling, general, and administrative expenses” to “Net Sales” and recognized deferred revenue in “Net Sales” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2018. For additional information regarding ASU 2014-09, refer to Note 3 within “Notes to Condensed Consolidated Financial Statements.” The following table presents the impact on net sales resulting from the adoption of ASU 2014-09 by segment.

dollars in millions	Three Months Ended December 31, 2018
Post Consumer Brands	$(2.0)
Weetabix	—
Foodservice	(1.2)
Refrigerated Retail	—
Active Nutrition	(1.1)
$(4.3)
RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change
Net Sales	$1,411.3	$1,433.1	$(21.8)	(2)%

Operating Profit	$293.9	$161.0	$132.9	83%
Interest expense, net	59.4	90.5	31.1	34%
Loss on extinguishment of debt, net	6.1	37.3	31.2	84%
Expense (income) on swaps, net	51.7	(2.7)	(54.4)	(2,015)%
Other income, net	(3.7)	(3.5)	0.2	6%
Income tax expense (benefit)	43.8	(255.8)	(299.6)	(117)%
Equity method loss, net of tax	10.7	—	(10.7)	n/a
Less: Net earnings attributable to noncontrolling interest	0.3	0.3	—	—%
Net Earnings	$125.6	$294.9	$(169.3)	(57)%
Net Sales
Net sales decreased $21.8 million, or 2%, during the three months ended December 31, 2018, compared to the corresponding period in the prior year. This decrease was primarily due to the absence of net sales in the current year period attributable to our historical Private Brands segment ($206.4 million in the three months ended December 31, 2017), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, partially offset by the inclusion of incremental net sales from our prior year acquisition of Bob Evans. Additionally, we experienced net sales growth in our Post Consumer Brands and Foodservice segments for the three months ended December 31, 2018. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $132.9 million, or 83%, during the three months ended December 31, 2018, compared to the corresponding period in the prior year. Operating profit was impacted by gains of $125.3 million related to the 8th Avenue Transactions and the sale of the Post Consumer Brands cereal warehouse in Clinton, Massachusetts in the three months ended December 31, 2018, as well as a provision for legal settlement of $9.0 million in the three months ended December 31, 2017. Excluding these impacts, operating profit decreased $1.4 million, or 1%. This decrease was primarily due to the absence of segment profit in the current year period attributable to our historical Private Brands segment ($16.9 million in the three months ended December 31, 2017), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, partially offset by the inclusion of incremental segment profit contribution from our prior year acquisition of

Bob Evans. Additionally, segment profit increased within our Post Consumer Brands, Weetabix, Foodservice and Active Nutrition segments for the three months ended December 31, 2018. We incurred higher general corporate expenses in the three months ended December 31, 2018, as compared to the prior year period. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $31.1 million, or 34%, during the three months ended December 31, 2018, compared to the corresponding period in the prior year, primarily due to increased reclassifications of gains (compared to losses in the prior year period) of $30.4 million from accumulated other comprehensive loss to interest expense. The current year gains are largely related to the termination of a portion of our interest rate swap contracts that were designated as hedging instruments. Additionally, interest expense was impacted by a decrease in the principal balance of debt outstanding due to repayments and repurchases of certain debt in fiscal 2019 and 2018, partially offset by an increase in our weighted-average interest rate resulting from a change in debt mix. Our weighted-average interest rate on our total outstanding debt was 5.2% and 4.9% for the three months ended December 31, 2018 and 2017, respectively. We also recorded $4.3 million of interest expense in the three months ended December 31, 2018 related to proceedings brought by former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands. No such interest expense was incurred in the year ended December 31, 2017.
For additional information on our interest rate swaps designated as hedging instruments, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.” For additional information on former holders of Bob Evan common stock who demanded appraisal of their shares, refer to Notes 4 and 16 within “Notes to Condensed Consolidated Financial Statements.” For additional information on our debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Loss on Extinguishment of Debt, Net
During the three months ended December 31, 2018, we recognized a net loss of $6.1 million related to the repayment of a portion of our term loan, the assumption of our bridge loan by 8th Avenue in connection with the 8th Avenue Transactions and the repurchase and retirement of portions of the principal balances of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027 and 5.00% senior notes due in August 2026. The net loss included write-offs of debt issuance costs of $10.8 million, partially offset by gains realized on debt repurchased at a discount of $4.0 million and the write-off of an unamortized debt premium of $0.7 million.
During the three months ended December 31, 2017, we recognized a loss of $37.3 million related to the extinguishment of the principal balance of our 6.00% senior notes due in December 2022. The loss included a premium of $30.8 million and debt issuance costs write-offs of $6.5 million.
For additional information on our debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements.”
Expense (Income) on Swaps, Net
We recognized losses of $51.7 million during the three months ended December 31, 2018, compared to net gains of $2.7 million during the three months ended December 31, 2017 on our interest rate swaps that are not designated as hedging instruments. Of the total losses recognized in the three months ended December 31, 2018, $51.5 million related to non-cash adjustments and $0.2 million related to cash settlements paid. Of the total net gains recognized in the three months ended December 31, 2017, $3.1 million related to non-cash adjustments, offset by $0.4 million related to cash settlements paid.
For additional information on our interest rate and cross-currency swap contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Taxes
Our effective income tax rate was 24.3% for the three months ended December 31, 2018. In accordance with ASC Topic 740, “Income Taxes,” we record income tax expense (benefit) for interim periods using the estimated annual effective tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three months ended December 31, 2017, we recorded an income tax benefit of $255.8 million, resulting in an effective tax rate of (649.2)%. This benefit was driven by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to our accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for our current tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the three months ended December 31, 2017, we (i) remeasured our existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018 and recorded a provisional tax benefit of $270.7 million (adjusted to $281.2 million during the year ended September 30, 2018) and (ii) calculated the one-time transition tax and recorded provisional tax expense of $7.1 million (adjusted to $10.3 million during the year ended September 30, 2018). Full expensing of certain depreciable assets resulted in temporary differences, which were analyzed throughout fiscal 2018 as assets were placed in service.
ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We finalized the impact of the Tax Act during the three months ended December 31, 2018, and no additional adjustments were recorded.
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss, before impairment of property and intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets held for sale, gain/loss on sale of facilities, interest expense, net and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change
Net Sales	$455.3	$432.0	$23.3	5%
Segment Profit	$84.0	$70.2	$13.8	20%
Segment Profit Margin	18%	16%
Net sales for the Post Consumer Brands segment increased $23.3 million, or 5%, for the three months ended December 31, 2018, when compared to the prior year period, primarily driven by 5% higher volume. Volume increases were largely due to gains in licensed products, driven by distribution gains and new product introductions, Honey Bunches of Oats, kid and adult classic brands and private label RTE cereal. These increases were partially offset by declines in Great Grains and Malt-O-Meal bags. Average net selling prices increased when compared to the prior year period due to targeted price increases and a favorable sales mix.
Segment profit for the three months ended December 31, 2018 increased $13.8 million, or 20%, when compared to the prior year period, primarily driven by higher volume and average net selling prices, as previously discussed, as well as lower advertising and consumer spending of $11.2 million and lower integration costs of $3.4 million. These positive impacts were partially offset by higher freight costs of $7.5 million (excluding volume-driven increases), higher raw material costs of $4.3 million and unfavorable manufacturing costs of $3.4 million.
Weetabix

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change
Net Sales	$100.9	$99.7	$1.2	1%
Segment Profit	$18.9	$16.8	$2.1	13%
Segment Profit Margin	19%	17%
Net sales for the Weetabix segment increased $1.2 million, or 1%, for the three months ended December 31, 2018, when compared to the prior year period, primarily due to improved average net selling prices resulting from lower trade spending, partially offset by lower volume and unfavorable foreign exchange rates. Volume was down 3% driven by declines in branded RTE cereal and Weetabix On the Go drink products, partially offset by increased private label RTE cereal volume.
Segment profit for the three months ended December 31, 2018 increased $2.1 million, or 13%, when compared to the prior year period. This increase was driven by improved average net selling prices, as previously discussed, reduced integration costs of $2.3 million and lower warehousing costs of $0.8 million, partially offset by unfavorable manufacturing costs of $3.7 million and higher raw material costs of $0.8 million. Segment profit was negatively impacted by unfavorable foreign exchange rates in the three months ended December 31, 2018, as compared to the prior year period.

Foodservice

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change
Net Sales	$408.1	$368.9	$39.2	11%
Segment Profit	$52.7	$45.9	$6.8	15%
Segment Profit Margin	13%	12%
Net sales for the Foodservice segment increased $39.2 million, or 11%, for the three months ended December 31, 2018, when compared to the prior year period, primarily due to the inclusion of $22.6 million of incremental net sales in the current year attributable to the January 2018 acquisition of Bob Evans. Excluding this impact, net sales increased $16.6 million, or 4%. Egg product sales were up $14.6 million, or 4%, with volume up 6%. Volume increases were attributable to gains in the foodservice channel, partially offset by declines in the food ingredient channel. Sales of side dishes were up $2.2 million, or 7%, with volume up 6%.
Segment profit for the three months ended December 31, 2018 increased $6.8 million, or 15%, when compared to the prior year period. Segment profit in the current year includes operating profit of $3.1 million attributable to the prior year acquisition of Bob Evans. Excluding this impact, segment profit increased $3.7 million, or 8%, primarily due to increased volume, as previously discussed, and lower selling, general and administrative expenses. These favorable impacts were partially offset by higher freight costs of $2.6 million (excluding volume-driven increases).
Refrigerated Retail

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change
Net Sales	$261.6	$141.7	$119.9	85%
Segment Profit	$30.5	$23.2	$7.3	31%
Segment Profit Margin	12%	16%
Net sales for the Refrigerated Retail segment increased $119.9 million, or 85%, for the three months ended December 31, 2018 when compared to the prior year period, with volume increasing 91%. The increase in both volume and net sales is primarily due to the inclusion of incremental amounts in the current year attributable to the January 2018 acquisition of Bob Evans. Excluding this impact, volume for our legacy refrigerated retail businesses increased 2%. Compared to the same period in the prior year (pre-acquisition), Bob Evans volume increased 5%. These volume increases (including pre-acquisition volume) are primarily due to increased side dish volume of 7%, increased egg volume of 1% and increased cheese and other dairy case product volume of 2%, partially offset by decreased sausage volume of 3%.
Segment profit increased $7.3 million, or 31%, for the three months ended December 31, 2018, when compared to the prior year period. This increase is primarily due to the inclusion of operating profit in the current year period attributable to the prior year acquisition of Bob Evans, as well as increased volume attributable to our legacy refrigerated retail businesses, as previously discussed.
Active Nutrition

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change
Net Sales	$185.8	$186.0	$(0.2)	—%
Segment Profit	$35.2	$19.8	$15.4	78%
Segment Profit Margin	19%	11%
Net sales for the Active Nutrition segment decreased slightly for the three months ended December 31, 2018, when compared to the prior year period. Current year net sales were impacted by the reclassification of certain payments to customers of $1.1 million from selling expenses to net sales in connection with the adoption of ASU 2014-09. Excluding this impact, net sales increased $0.9 million, or 1%. Gross sales for powders were up 20%, with volume up 9%, primarily due to distribution gains in the mass, grocery and e-commerce channels. Protein shakes and other RTD product gross sales were up 6%, with volume up 4%. Gross sales for bars were down 27%, with volume down 34%. Average net selling prices for the Active Nutrition segment decreased when compared to the prior year period primarily due to higher trade spending.
Segment profit increased $15.4 million, or 78%, for the three months ended December 31, 2018, when compared to the prior year period. Segment profit in the three months ended December 31, 2017, was impacted by a litigation settlement accrual of $9.0 million. Excluding this impact, segment profit increased $6.4 million, or 22%. This increase was driven by lower raw material costs of $7.6 million and reduced advertising and consumer spending of $2.4 million, partially offset by higher manufacturing costs of $1.8 million and higher freight costs of $1.1 million.
General Corporate Expenses and Other

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change
General corporate expenses and other	$48.4	$28.3	$(20.1)	(71)%
General corporate expenses and other increased $20.1 million, or 71%, during the three months ended December 31, 2018, when compared to the prior year period, primarily driven by increased losses (compared to gains in the prior year period) related to mark-to-market adjustments on commodity and foreign currency hedges of $11.8 million, higher third party transaction costs of $7.6 million, increased restructuring and plant closure costs of $4.1 million (including accelerated depreciation of $3.2 million and a gain on assets held for sale of $0.6 million) and higher stock compensation of $2.1 million. Prior year general corporate expenses were impacted by costs related to the integration planning for the acquisition of Bob Evans of $4.4 million.
Gain on Sale of Business
During the three months ended December 31, 2018, we recorded a gain of $124.7 million, which included foreign exchange losses previously recorded in accumulated OCI of $42.1 million, and was reported as “Gain on sale of business” in the Condensed Consolidated Statement of Operations related to the 8th Avenue Transactions.
LIQUIDITY AND CAPITAL RESOURCES
In connection with funding acquisitions, divestitures, and managing our capital structure, we completed the following transactions in the three months ended December 31, 2018 (for additional information, see Notes 4, 17 and 19 within “Notes to Condensed Consolidated Financial Statements”):

•
$625.0 million principal value bridge loan assumed by 8th Avenue in connection with the 8th Avenue Transactions, releasing us from any obligations thereunder while we retained the proceeds from the bridge loan;

•	$250.0 million received from THL as part of the 8th Avenue Transactions;

•
$863.0 million principal value paid on our existing term loan using the $875.0 million of proceeds received from the 8th Avenue Transactions, net of debt issuance costs paid related to the bridge loan and other transaction costs;

•	$60.0 million outstanding principal value repurchased and retired of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027 and 5.00% senior notes due in August 2026;

•	0.3 million shares of our common stock repurchased at an average share price of $88.14 per share for a total cost of $25.3 million, including broker’s commissions; and

•	$257.6 million of payments made to former holders of Bob Evans common stock who had demanded appraisal of their shares under Delaware law and had not yet been paid for their shares.
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2018	2017
Cash provided by operating activities	$238.7	$204.5
Cash provided by (used in) investing activities	201.5	(47.8)
Cash (used in) provided by financing activities	(1,199.6)	259.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.6)	0.7
Net (decrease) increase in cash, cash equivalents and restricted cash	$(761.0)	$417.0

Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our amended and restated credit agreement (as further amended, our “Credit Agreement”) and indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements.”
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
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2018 increased $34.2 million compared to the prior year period, driven by increased cash proceeds received (compared to cash payments in the prior year period) of $30.4 million, primarily related to the termination of $800.0 million notional value of our interest rate swaps that were designated as hedging instruments, incremental cash flows from our prior year acquisition of Bob Evans and lower interest payments of $18.3 million, primarily due to a decrease in the principal balance of debt outstanding from debt repaid and repurchased and retired during fiscal 2019 and 2018. These positive impacts were partially offset by the absence of cash flows in the current year from our historical Private Brands segment and other changes in working capital, primarily related to the timing of payments of trade accounts payable.
Investing Activities
Cash provided by investing activities for the three months ended December 31, 2018 was $201.5 million compared to cash used in the prior year period of $47.8 million, driven by proceeds received of $250.0 million related to the 8th Avenue Transactions and proceeds received of $28.3 million largely resulting from the termination of $214.2 million notional value of our cross-currency swaps that were designated as hedging instruments. These positive impacts were partially offset by an increase in capital expenditures of $32.1 million primarily related to the construction of a new precooked egg facility in Norwalk, Iowa.
Financing Activities
Three months ended December 31, 2018
Cash used in financing activities for the three months ended December 31, 2018 was $1,199.6 million compared to cash provided by financing activities of $259.6 million in the prior year period. For the three months ended December 31, 2018, we repaid $863.0 million outstanding principal value of our term loan, at a $4.0 million discount, and repurchased and retired $60.0 million principal value of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027 and 5.00% senior notes due in August 2026, which resulted in total net payments of $919.0 million. Additionally, payments of $253.6 million, excluding interest, were made to former holders of Bob Evans common stock who had demanded appraisal and had not yet been paid for their shares. In connection with the 8th Avenue Transactions, we were refunded $7.8 million of debt issuance costs we paid in fiscal 2018 related to the bridge loan. We also repurchased 0.3 million shares of our common stock for $25.3 million, including broker’s commissions, during the three months ended December 31, 2018.
Three months ended December 31, 2017
In the three months ended December 31, 2017, we received proceeds from the issuance of long-term debt of $1,000.0 million related to the issuance of our 5.625% senior notes due in January 2028. In connection with the issuance of the new senior notes, we paid $10.2 million in debt issuance costs. A portion of the net proceeds from the issuance were used to repay the $630.0 million principal balance of our 6.00% senior notes due in December 2022, and when combined with the quarterly payment on our term loan, resulted in total principal payments of $635.5 million. Related to the repayment of the senior notes, we paid a premium of $30.8 million for the early extinguishment of the senior notes. We also repurchased 0.7 million shares of our common stock for $56.0 million, including broker’s commissions, during the three months ended December 31, 2017.

Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of December 31, 2018, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement also permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of December 31, 2018, our pro forma consolidated interest coverage ratio exceeded this threshold.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
On October 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” For additional information, refer to Notes 2 and 3 within “Notes to Condensed Consolidated Financial Statements.”
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2018, as filed with the SEC on November 16, 2018. Except as noted above, there have been no significant changes to our critical accounting policies and estimates since September 30, 2018.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements” for a discussion regarding recently issued accounting standards.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may,” “would” or the negative of these terms or similar expressions elsewhere in this report. Our results of operations, financial condition and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:

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

•	our ability to identify, complete and integrate acquisitions and manage our growth;

•	our ability to promptly and effectively realize the expected synergies of our acquisition of Bob Evans within the expected timeframe or at all;

•	higher freight costs, significant volatility in the costs or availability of certain raw materials, commodities or packaging used to manufacture our products or higher energy costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	our ability to successfully implement business strategies to reduce costs;

•	allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other litigation;

•
legal and regulatory factors, such as compliance with existing laws and regulations and changes to and new laws and regulations affecting our business, including current and future laws and regulations regarding food safety, advertising and labeling and animal feeding and housing operations;

•	the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;

•	consolidations in the retail and foodservice distribution channels;

•	losses incurred in the appraisal proceedings brought in connection with our acquisition of Bob Evans by former Bob Evans stockholders who demanded appraisal of their shares;

•	the ultimate impact litigation or other regulatory matters may have on us;

•	disruptions or inefficiencies in the supply chain, including as a result of our reliance on third party manufacturers for certain of our products;

•	changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;

•	our ability to successfully collaborate with the private equity firm Thomas H. Lee Partners, L.P., whose affiliates invested with us in 8th Avenue;

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

•
the possibility of, or the occurrence of, a prolonged shutdown of the United States federal government, including any uncertainties resulting therefrom, any adverse impacts on the financial markets and economic conditions in the United States or worldwide and any regulatory or other delays occurring during or after a shutdown;

•	the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;

•	changes in estimates in critical accounting judgments, including those based on tax reform;

•	loss of key employees, labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension or other postretirement plans;

•	costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents or information security breaches;

•	our ability to protect our intellectual property and other assets;

•	significant differences in our and 8th Avenue’s actual operating results from our guidance regarding our and 8th Avenue’s future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on November 16, 2018.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $10 million at both December 31, 2018 and September 30, 2018. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of December 31, 2018, a hypothetical 10% adverse change in the expected EURO-USD exchange rates and a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by approximately $1 million and $54 million, respectively. As of September 30, 2018, a hypothetical 10% adverse change in the expected EURO-USD exchange rates and a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by approximately $1 million and $79 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of December 31, 2018, the Company had outstanding principal value of indebtedness of $6,369.4 million related to its senior notes, term loan and capital lease and an undrawn $800.0 million revolving credit facility. Of the total $6,369.4 million of outstanding indebtedness, $5,059.9 million bears interest at a weighted-average fixed interest rate of 5.5%. As of September 30, 2018, the Company had principal value of indebtedness of $7,917.4 million, including amounts classified as held for sale, related to its senior notes, term loan, bridge loan and capital lease. Of the total $7,917.4 million of outstanding indebtedness, $5,119.9 million bore interest at a weighted-average fixed interest rate of 5.5%.
As of December 31, 2018 and September 30, 2018, the fair value of the Company’s total debt, including debt classified as held for sale, was $5,992.4 million and $7,790.9 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $77 million and $97 million as of December 31, 2018 and September 30, 2018, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by less than $1 million during the three months ended December 31, 2018 and 2017.
For additional information regarding the Company’s debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of December 31, 2018 and September 30, 2018, the Company had interest rate swaps with a notional value of $1,923.5 million and $2,723.9 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $48 million and $66 million as of December 31, 2018 and September 30, 2018, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
ITEM 4.    CONTROLS AND PROCEDURES.
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
Except as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.
Antitrust claims
In late 2008 and early 2009, approximately 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. (“MFI”), a wholly owned subsidiary of the Company, and approximately 20 other defendants (producers of shell eggs and egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
The case involved three plaintiff groups: (i) a nationwide class of direct purchasers of shell eggs (“direct purchaser class”); (ii) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (iii) indirect purchasers of shell eggs (“indirect purchaser plaintiffs”).
Resolution of claims: To date, MFI has resolved the following claims, including all class claims: (i) in December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0 million, which was approved by the district court in December 2017; (ii) MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms in January 2017; and (iii) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms. MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI.
Remaining portion of the case: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by six opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by such opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants have filed a second motion for summary judgment seeking dismissal of the claims, and that motion is currently pending.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the case could still result in a material adverse outcome.
Bob Evans Appraisal Proceedings
Prior to completion of the Company’s acquisition of Bob Evans Farms, Inc. (“Bob Evans”) on January 12, 2018, Bob Evans received demands from certain stockholders demanding appraisal of their shares of Bob Evans common stock. After the completion of the acquisition, several such former stockholders filed petitions in the Delaware Court of Chancery (Arbitrage Fund v. Bob Evans Farms, Inc. filed on January 23, 2018; Blue Mountain Credit Alternatives Master Fund L.P., et al. v. Bob Evans Farms, Inc. filed on April 30, 2018; and 2017 Clarendon LLC, et al. v. Bob Evans Farms, Inc. filed on April 30, 2018) seeking appraisal of their shares of Bob Evans common stock pursuant to Section 262 of the Delaware General Corporation Law (“Section 262”). The lawsuits seek appraisal for such shares, plus statutory interest, as well as the costs of the proceedings and such other relief as appropriate. Under Section 262, persons who were stockholders at the time of the closing are entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares (plus statutory interest) as determined by the Delaware Court of Chancery. In May 2018, the court consolidated the lawsuits into one action.
In December 2018, the Company settled with one petitioner, Arbitrage Fund, and Arbitrage Fund was dismissed with prejudice from the consolidated action. In addition, in December 2018, the Company pre-paid the $77.00 per share merger consideration to the Blue Mountain and 2017 Clarendon petitioners, effectively stopping the continued accrual of statutory interest on that amount. The Company made total payments of $257.6 million related to these matters in December 2018. However, the consolidated action remains active with respect to the determination of the fair value of the shares formerly held by the two remaining petitioners.

Approximately 2.5 million shares of Bob Evans common stock are before the court for appraisal in the consolidated action. As of completion of the acquisition, former Bob Evans stockholders can no longer submit new demands for appraisal. All other former stockholders have been paid for their shares. The Company intends to vigorously defend the consolidated action.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the financial position, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the financial position, results of operations or cash flows of the Company.

ITEM 1A.	RISK FACTORS.
In addition to the information set forth elsewhere in this Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 16, 2018, as of and for the year ended September 30, 2018. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (c)
October 1, 2018-October 31, 2018	55,220	$88.16	55,220	$303,172,058
November 1, 2018- November 30, 2018	22,567	$89.52	22,567	$301,151,925
December 1, 2018- December 31, 2018	209,918	$87.96	209,918	$282,687,738
Total	287,705	$88.12	287,705	$282,687,738

(a)	The total number of shares purchased includes: (i) shares purchased on the open market and (ii) shares purchased pursuant to a Rule 10b5-1 plan.

(b)	Does not include broker’s commissions.

(c)	On May 2, 2018, our Board of Directors authorized the Company to repurchase up to $350,000,000 of shares of our common stock to begin on May 7, 2018. The authorization expires on May 7, 2020.

ITEM 6.	EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

‡2.4
Transaction Agreement, dated as of August 2, 2018, by and among THL Equity Fund VIII Investors (PB), LLC, 8th Avenue Food & Provisions, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K filed on August 2, 2018)

3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 2, 2018)

3.2	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 2, 2018)

3.3	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 31, 2018)

4.1
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

4.2
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

4.3
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

4.4
Indenture (2025 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2017)

4.5
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

4.6
Third Supplemental Indenture (2025 Notes), dated as of May 19, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 22, 2017)

4.7
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

10.52
Borrower Assignment and Assumption Agreement, dated as of October 1, 2018, by and among Post Holdings, Inc., 8th Avenue Food & Provisions, Inc. and Barclays Bank PLC, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s second Form 8-K filed on October 5, 2018)

10.53
First Lien Credit Agreement, dated as of October 1, 2018, by and among 8th Avenue Food & Provisions, Inc., the Subsidiaries of 8th Avenue Food & Provisions, Inc. from time to time party thereto, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Barclays Bank PLC and Goldman Sachs Bank USA, as Joint Bookrunners and Joint Lead Arrangers, BMO Capital Markets Corp., Credit Suisse Loan Funding LLC, CitiGroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Bookrunners, and Coöperatieve Rabobank U.A., New York Branch and SunTrust Bank, as Documentation Agents (Incorporated by reference to Exhibit 10.2 to the Company’s second Form 8-K filed on October 5, 2018)

10.54
Second Lien Credit Agreement, dated as of October 1, 2018, by and among 8th Avenue Food & Provisions, Inc., the Subsidiaries of 8th Avenue Food & Provisions, Inc. from time to time party thereto, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Barclays Bank PLC and Goldman Sachs Bank USA, as Joint Bookrunners and Joint Lead Arrangers, BMO Capital Markets Corp., Credit Suisse Loan Funding LLC, CitiGroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Bookrunners, and Coöperatieve Rabobank U.A., New York Branch and SunTrust Bank, as Documentation Agents (Incorporated by reference to Exhibit 10.3 to the Company’s second Form 8-K filed on October 5, 2018)

†10.55	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two and five year vesting) (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on November 16, 2018)

Exhibit No.	Description
†10.56	Form of Performance-Based, Stock Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2018)

†10.57	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2018)

†10.58	8th Avenue Food & Provisions, Inc. 2018 Equity Incentive Plan, effective as of December 14, 2018

†10.59	Consent to Exchange Letter Agreement among Post Holdings, Inc., 8th Avenue Food & Provisions, Inc. and James E. Dwyer, Jr., dated December 18, 2018

†10.60	8th Avenue Food & Provisions, Inc. Non-Qualified Stock Option Award Agreement to James E. Dwyer, Jr., dated December 19, 2018

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 1, 2019

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 1, 2019

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 1, 2019

101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

†	These exhibits constitute management contracts, compensatory plans and arrangements.
‡
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	February 1, 2019	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)