Form 10-Q
period 2019-03-31
Post Holdings, Inc.
filed 2019-05-03
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	POST	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common stock, $0.01 Par Value – 73,305,955 shares as of April 30, 2019

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Sales	$1,387.8	$1,586.1	$2,799.1	$3,019.2
Cost of goods sold	936.5	1,113.7	1,921.3	2,098.3
Gross Profit	451.3	472.4	877.8	920.9
Selling, general and administrative expenses	225.8	264.6	442.9	510.6
Amortization of intangible assets	40.4	46.4	80.7	87.9
Gain on sale of business	(2.6)	—	(127.3)	—
Other operating expenses, net	1.4	0.7	1.3	0.7
Operating Profit	186.3	160.7	480.2	321.7
Interest expense, net	85.5	98.8	144.9	189.3
Loss on extinguishment of debt, net	—	0.3	6.1	37.6
Expense (income) on swaps, net	63.0	(50.5)	114.7	(53.2)
Other income, net	(3.7)	(3.6)	(7.4)	(7.1)
Earnings before Income Taxes and Equity Method Loss	41.5	115.7	221.9	155.1
Income tax (benefit) expense	(11.6)	23.9	32.2	(231.9)
Equity method loss, net of tax	8.8	—	19.5	—
Net Earnings Including Noncontrolling Interest	44.3	91.8	170.2	387.0
Less: Net earnings attributable to noncontrolling interest	0.3	0.3	0.6	0.6
Net Earnings	44.0	91.5	169.6	386.4
Less: Preferred stock dividends	1.0	2.6	3.0	6.0
Net Earnings Available to Common Shareholders	$43.0	$88.9	$166.6	$380.4

Earnings per Common Share:
Basic	$0.61	$1.33	$2.43	$5.73
Diluted	$0.58	$1.20	$2.26	$5.04

Weighted-Average Common Shares Outstanding:
Basic	70.6	66.8	68.6	66.4
Diluted	75.3	76.0	75.2	76.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Earnings Including Noncontrolling Interest	$44.3	$91.8	$170.2	$387.0
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(1.1)	(0.8)	(2.3)	(1.6)
Hedging adjustments:
Unrealized net (loss) gain on derivatives	(11.9)	5.4	12.5	3.9
Reclassifications to net earnings	(0.4)	(1.8)	(30.5)	(1.5)
Other reclassifications	—	(0.5)	—	(0.5)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	37.7	70.0	(2.5)	83.9
Reclassifications to net earnings	—	—	42.1	—
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits	0.2	1.2	0.5	1.4
Hedging	11.2	(3.1)	12.6	(2.8)
Total Other Comprehensive Income	35.7	70.4	32.4	82.8
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.3	0.9	0.6
Total Comprehensive Income	$79.4	$161.9	$201.7	$469.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2019	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$149.7	$989.7
Restricted cash	2.2	4.8
Receivables, net	500.4	462.3
Inventories	555.1	484.2
Current assets held for sale	—	195.0
Prepaid expenses and other current assets	46.4	64.3
Total Current Assets	1,253.8	2,200.3
Property, net	1,718.7	1,709.7
Goodwill	4,498.9	4,499.6
Other intangible assets, net	3,458.6	3,539.3
Equity method investments	163.1	5.2
Other assets held for sale	—	856.6
Other assets	189.7	246.8
Total Assets	$11,282.8	$13,057.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$6.7	$22.1
Accounts payable	325.5	365.1
Current liabilities held for sale	—	65.6
Other current liabilities	317.2	339.3
Total Current Liabilities	649.4	792.1
Long-term debt	6,326.2	7,232.1
Deferred income taxes	751.6	778.4
Other liabilities held for sale	—	695.1
Other liabilities	310.7	499.3
Total Liabilities	8,037.9	9,997.0

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.8	0.8
Additional paid-in capital	3,643.1	3,590.9
Retained earnings	252.7	88.0
Accumulated other comprehensive loss	(7.0)	(39.4)
Treasury stock, at cost	(655.7)	(589.9)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,233.9	3,050.4
Noncontrolling interest	11.0	10.1
Total Shareholders’ Equity	3,244.9	3,060.5
Total Liabilities and Shareholders’ Equity	$11,282.8	$13,057.5

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net Earnings Including Noncontrolling Interest	$170.2	$387.0
Adjustments to reconcile net earnings including noncontrolling interest to net cash flow provided by operating activities:
Depreciation and amortization	191.4	195.1
Unrealized loss (gain) on interest rate swaps	114.4	(54.0)
Gain on sale of business	(127.3)	—
Loss on extinguishment of debt, net	6.1	37.6
Non-cash stock-based compensation expense	18.1	15.8
Equity method loss, net of tax	19.5	—
Deferred income taxes	(12.6)	(246.1)
Other, net	2.9	5.5
Other changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables, net	(34.8)	(30.8)
(Increase) decrease in inventories	(71.6)	10.6
Decrease (increase) in prepaid expenses and other current assets	10.3	(9.5)
Decrease (increase) in other assets	4.4	(11.7)
Decrease in accounts payable and other current liabilities	(91.2)	(39.0)
Increase in non-current liabilities	5.0	3.1
Net Cash Provided by Operating Activities	204.8	263.6
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(1,454.0)
Additions to property	(135.5)	(86.1)
Proceeds from sale of property and assets held for sale	2.0	0.2
Proceeds from sale of business	266.8	—
Cross-currency swap cash settlements	29.6	—
Other, net	—	(1.2)
Net Cash Provided by (Used in) Investing Activities	162.9	(1,541.1)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	1,000.0
Repayments of long-term debt	(919.1)	(751.7)
Payments to appraisal rights holders	(253.6)	—
Purchases of treasury stock	(65.8)	(138.8)
Payments of preferred stock dividends	(4.0)	(6.8)
Payments of debt issuance and modification costs	(8.7)	(10.5)
Refund of debt issuance costs	7.8	—
Payment of debt extinguishment costs	—	(33.5)
Proceeds from exercises of stock awards	41.5	4.0
Other, net	(7.5)	(5.8)
Net Cash (Used in) Provided by Financing Activities	(1,209.4)	56.9
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(0.9)	2.0
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(842.6)	(1,218.6)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	994.5	1,530.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$151.9	$311.5

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended March 31,		As Of and For The Six Months Ended March 31,
	2019	2018	2019	2018
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning of period	0.8	0.7	0.8	0.7
Preferred stock conversion	—	0.1	—	0.1
End of period	0.8	0.8	0.8	0.8
Additional Paid-in Capital
Beginning of period	3,592.4	3,565.6	3,590.9	3,566.5
Preferred stock dividends declared	—	(3.4)	—	(6.8)
Activity under stock and deferred compensation plans	41.4	2.8	34.2	(1.5)
Stock-based compensation expense	9.4	9.0	18.1	15.8
Preferred stock conversion	(0.1)	—	(0.1)	—
End of period	3,643.1	3,574.0	3,643.1	3,574.0
Retained Earnings (Accumulated Deficit)
Beginning of period	210.7	(81.1)	88.0	(376.0)
Net earnings	44.0	91.5	169.6	386.4
Adoption of Accounting Standards Updates	—	1.4	(0.9)	1.4
Preferred stock dividends declared	(2.0)	—	(4.0)	—
End of period	252.7	11.8	252.7	11.8
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	37.0	34.5	37.9	35.1
Net change in retirement benefits, net of tax	(0.9)	0.4	(1.8)	(0.2)
End of period	36.1	34.9	36.1	34.9
Hedging Adjustments, net of tax
Beginning of period	33.1	(12.0)	37.4	(11.1)
Net change in hedges, net of tax	(1.1)	—	(5.4)	(0.9)
End of period	32.0	(12.0)	32.0	(12.0)
Foreign Currency Translation Adjustments
Beginning of period	(112.8)	(50.1)	(114.7)	(64.0)
Foreign currency translation adjustments	37.7	70.0	39.6	83.9
End of period	(75.1)	19.9	(75.1)	19.9
Treasury Stock
Beginning of period	(615.2)	(427.2)	(589.9)	(371.2)
Purchases of treasury stock	(40.5)	(82.8)	(65.8)	(138.8)
End of period	(655.7)	(510.0)	(655.7)	(510.0)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,233.9	3,119.4	3,233.9	3,119.4
Noncontrolling Interest
Beginning of period	10.4	10.0	10.1	9.7
Net earnings attributable to noncontrolling interest	0.3	0.3	0.6	0.6
Foreign currency translation adjustments	0.3	—	0.3	—
End of period	11.0	10.3	11.0	10.3
Total Shareholders’ Equity	$3,244.9	$3,129.7	$3,244.9	$3,129.7
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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income, financial position, cash flows and shareholders’ equity for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain prior year amounts have been reclassified to conform with the fiscal 2019 presentation. These reclassifications had no impact on net earnings or shareholders’ equity as previously reported.
On October 1, 2018, Post and affiliates of Thomas H. Lee Partners, L.P. (collectively, “THL”) separately capitalized 8th Avenue Food & Provisions, Inc. (“8th Avenue,” and such transactions, the “8th Avenue Transactions”), and 8th Avenue became the holding company for Post’s historical private brands business. Post received gross proceeds of $875.0, as well as $16.8 related to final working capital adjustments, from the 8th Avenue Transactions, and the Company retained shares of common stock equal to 60.5% of the common equity in 8th Avenue. Effective October 1, 2018, 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. 8th Avenue is reported historically herein as Post’s Private Brands segment. For additional information, see Notes 4, 6, 9 and 17.
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have an impact on the Company’s results of operations, comprehensive income, financial condition, cash flows or shareholders’ equity based on current information.
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
Recently Adopted
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU largely aligns the guidance for recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for recognizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company adopted this ASU on October 1, 2018 on a prospective basis, as permitted by the ASU. The adoption of this ASU did not have a material impact on the Company’s financial statements.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires an entity to report the service cost component of periodic net benefit cost as an operating expense in the same line item or items as other compensation costs arising from services rendered by employees during the period. Other components of net benefit cost are to be presented outside of income from operations in the income statement separately from the service cost component. This ASU also allows only the service cost component to be eligible for capitalization when applicable. The Company adopted this ASU on October 1, 2018 and used the retrospective method of adoption, as required by the ASU. The adoption of this ASU resulted in an increase in “Cost of goods sold” and “Selling, general and administrative expenses” of $3.3 and $0.3, respectively, and a corresponding increase in “Other income, net” of $3.6, for the three months ended March 31, 2018, and an increase in “Cost of goods sold” and “Selling, general and administrative expenses” of $6.5 and $0.6, respectively, and a corresponding increase in “Other income, net” of $7.1, for the six months ended March 31, 2018, to reflect the exclusion of all components of benefit cost, with the exception of service cost, from operating profit. For additional disclosures about pension and other postretirement benefits, refer to Note 18.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of year cash balance to the end of year cash balance as shown on the statement of cash flows. The Company adopted this ASU on October 1, 2018 and used the retrospective method of adoption, as required by the ASU. The adoption of this ASU resulted in an increase in “Net Cash Used in Investing Activities” of $1.9 for the six months ended March 31, 2018.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all previously existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU on October 1, 2018 and used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to recognition timing and classification changes of immaterial amounts within the statement of operations and on the balance sheet. For additional information, refer to Note 3.
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

•
Shipping and handling costs — The Company elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense), rather than as promised services.

•
Measurement of transaction price — The Company elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for sales taxes.

The following tables summarize the impact of the Company’s adoption of ASC Topic 606 on a modified retrospective basis in the Company’s Condensed Consolidated Statements of Operations. As a result of the adoption, certain payments to customers totaling $7.6 and $12.3 in the three and six months ended March 31, 2019, respectively, previously classified in “Selling, general, and administrative expenses” were classified as “Net Sales” in the Condensed Consolidated Statements of Operations. These payments to customers relate to trade advertisements that support the Company’s sales to customers. In accordance with ASC Topic 606, these payments were determined not to be distinct within the customer contracts and, as such, require classification within net sales. Additionally, in the three and six months ended March 31, 2019, the Company has recognized revenue of $0.3 and $0.7, respectively, that was deferred upon the adoption of ASC Topic 606 in accordance with the satisfaction of the related performance obligation. The recognition of unearned revenue is included in “Net Sales” in the Company’s Condensed Consolidated Statements of Operations. No material changes to the balance sheet were required by the adoption of ASC Topic 606.

	Three Months Ended March 31, 2019
	As Reported Under Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$1,387.8	$1,395.1	$(7.3)
Cost of goods sold	936.5	936.5	—
Gross Profit	451.3	458.6	(7.3)
Selling, general and administrative expenses	225.8	233.4	(7.6)
Amortization of intangible assets	40.4	40.4	—
Gain on sale of business	(2.6)	(2.6)	—
Other operating expenses, net	1.4	1.4	—
Operating Profit	$186.3	$186.0	$0.3

	Six Months Ended March 31, 2019
	As Reported Under Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$2,799.1	$2,810.7	$(11.6)
Cost of goods sold	1,921.3	1,921.3	—
Gross Profit	877.8	889.4	(11.6)
Selling, general and administrative expenses	442.9	455.2	(12.3)
Amortization of intangible assets	80.7	80.7	—
Gain on sale of business	(127.3)	(127.3)	—
Other operating expenses, net	1.3	1.3	—
Operating Profit	$480.2	$479.5	$0.7
Disaggregated Revenues
The following table presents net sales by product. The amounts for the three and six months ended March 31, 2019 are presented under ASC Topic 606 “Revenue from Contracts with Customers,” and the amounts for the three and six months ended March 31, 2018 are presented under ASC Topic 605 “Revenue Recognition.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Cereal and granola	$563.2	$595.1	$1,119.4	$1,150.8
Egg and egg products	381.1	380.2	775.8	761.3
Side dishes	123.4	111.9	269.1	168.1
Cheese and dairy	53.7	59.6	124.0	131.3
Sausage	36.7	28.7	80.3	28.7
Protein-based products and supplements	216.5	205.2	402.3	391.2
Nut butters and dried fruit and nut	—	118.3	—	232.6
Pasta	—	68.8	—	136.4
Other	13.7	19.6	29.1	21.2
Eliminations	(0.5)	(1.3)	(0.9)	(2.4)
Net Sales	$1,387.8	$1,586.1	$2,799.1	$3,019.2
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
On October 1, 2018, the Company completed the 8th Avenue Transactions in which Post and THL separately capitalized 8th Avenue and 8th Avenue became the holding company for Post’s private brands business. Post received gross proceeds of $875.0 from the 8th Avenue Transactions, as well as $16.8 related to final working capital adjustments, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. Post’s gross proceeds consisted of (i) $250.0 from THL and (ii) $625.0 from a committed senior increasing rate bridge loan (the “Bridge Loan”), which was funded in fiscal 2018 prior to the closing of the 8th Avenue Transactions (see Note 17). THL received 2.5 shares of 8th Avenue preferred stock with an 11% cumulative, quarterly compounding dividend and a $100.00 per share liquidation value and shares of common stock equal to 39.5% of the common equity in 8th Avenue. During the three and six months ended March 31, 2019, the Company recorded gains of $2.6 and $127.3, respectively, related to the 8th Avenue Transactions, which were reported as “Gain on sale of business” in the Condensed Consolidated Statements of Operations. Such gains recorded in the six months ended March 31, 2019 included foreign exchange losses previously recorded in accumulated other comprehensive income (“OCI”) of $42.1. Effective October 1, 2018, 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. For additional information regarding the Company’s equity method investment in 8th Avenue, refer to Note 9.
In order to calculate the recorded gains related to the 8th Avenue Transactions of $127.3, management was required to estimate the fair value of the Company’s equity method investment in 8th Avenue. In making this estimate, management used an approach combining the estimated implied value from the 8th Avenue Transactions, an income approach and a market approach, in which the greatest value was placed on the implied value from the 8th Avenue Transactions. In order to calculate the fair value implied by the 8th Avenue Transactions, management was required to estimate the value of the 8th Avenue equity. In making this estimate, management used a lattice model, which required significant assumptions, including estimates for the term, credit spread, yield volatility and risk free rates associated with 8th Avenue’s preferred stock. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach was based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and required an estimate of appropriate multiples based on the market data.
On January 12, 2018, the Company completed its acquisition of Bob Evans Farms, Inc. (“Bob Evans”), resulting in the Company owning all of the outstanding shares of Bob Evans common stock. At closing, the Company paid each holder of shares of Bob Evans common stock, other than holders who demanded appraisal of their shares under Delaware law and had not withdrawn their demands as of the closing date, $77.00 per share, resulting in a payment at closing of $1,381.2 (which, in addition to the amounts paid to Bob Evans stockholders, includes amounts paid to retire certain debt and other obligations of Bob Evans). Any shares of Bob Evans common stock subject to appraisal as of the closing date were canceled and no longer outstanding after closing. The closing payment did not include any amounts due to former holders of approximately 4.35 shares of Bob Evans common stock who demanded appraisal under Delaware law and had not withdrawn their demands as of the closing date. At September 30, 2018, former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $267.0 at September 30, 2018, which was the number of shares of Bob Evans common stock for which former Bob Evans stockholders demanded appraisal and had not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%. In December 2018, the Company made payments of $257.6 to the former holders of Bob Evans common stock who had demanded appraisal and had not been paid for their shares. The payments constitute a settlement with one former stockholder as well as prepayments of the $77.00 per share merger consideration to the remaining former stockholders. At March 31, 2019, the Company had a remaining accrual of $14.0, which represents the accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00% related to 2.5 shares for which the $77.00 per share merger consideration was paid. Additional payments related to these 2.5 shares could be made in the future. The liabilities were reported in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets at March 31, 2019 and September 30, 2018, respectively. For additional information regarding the proceedings brought by former holders of Bob Evans common stock who demanded appraisal under Delaware law, refer to Note 16.
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

The goodwill generated by the Company’s acquisition of Bob Evans is not deductible for U.S. federal income tax purposes; however, $13.8 of goodwill generated by business combinations completed by Bob Evans in periods prior to its acquisition was transferred to Post and is tax deductible.
The following table provides the final allocation of the purchase price related to the fiscal 2018 acquisition of Bob Evans based upon the fair value of assets and liabilities assumed, including the provisional amounts recognized related to the acquisition as of September 30, 2018, as well as measurement period adjustments made during fiscal 2019. The allocation of purchase price was finalized as of December 31, 2018, and no additional adjustments have been or will be made.

	Acquisition Date Amounts Recognized as of September 30, 2018 (a)	Adjustments During Fiscal 2019	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$15.6	$—	$15.6
Receivables	58.5	—	58.5
Inventories	27.1	—	27.1
Prepaid expenses and other current assets	34.3	—	34.3
Property	184.3	—	184.3
Goodwill	898.3	(0.7)	897.6
Other intangible assets	782.0	—	782.0
Other assets	0.4	—	0.4
Accounts payable	(18.2)	—	(18.2)
Other current liabilities	(58.5)	—	(58.5)
Deferred tax liability - long-term	(194.9)	0.7	(194.2)
Other liabilities	(5.3)	—	(5.3)
Total acquisition cost	$1,723.6	$—	$1,723.6
(a) As previously reported in Post’s Annual Report on Form 10-K for fiscal 2018 filed with the SEC on November 16, 2018.
Transaction-related Expenses
The Company incurs transaction-related expenses in connection with both completed and contemplated acquisitions, divestitures and mergers. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. Transaction-related expenses of $3.8 and $14.5 were incurred during the three and six months ended March 31, 2019, respectively, and $20.9 and $24.0 were incurred during the three and six months ended March 31, 2018, respectively. These expenses were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Transaction-related expenses included costs attributable to the 8th Avenue Transactions of $0.8 and $9.9 for the three and six months ended March 31, 2019, respectively, and $1.3 and $2.0 for the three and six months ended March 31, 2018, respectively.
Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of Bob Evans for the periods presented as if the fiscal 2018 acquisition had occurred on October 1, 2016, along with certain pro forma adjustments. Additionally, the impact of the 8th Avenue Transactions is presented in this unaudited pro forma information as if the transactions had occurred on October 1, 2017. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon the fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustments on acquired businesses, transaction and extinguished debt costs and related income taxes. Additionally, gains of $2.6 and $127.3 in the three and six months ended March 31, 2019, respectively, related to the 8th Avenue Transactions have been adjusted out of the current year results. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the transactions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Pro forma net sales	$1,387.8	$1,392.0	$2,799.1	$2,771.4
Pro forma net earnings available to common shareholders	$42.0	$96.8	$84.3	$373.9
Pro forma basic earnings per common share	$0.59	$1.45	$1.23	$5.63
Pro forma diluted earnings per common share	$0.57	$1.31	$1.16	$4.96
NOTE 5 — RESTRUCTURING
In February 2018, the Company announced its plan to close its cereal manufacturing facility in Clinton, Massachusetts, which manufactures certain Weetabix products distributed in North America. The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the facility is expected to be completed by September 2019.
Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Accelerated Depreciation	Total
Balance at September 30, 2017	$—	$—	$—
Charge to expense	1.5	0.3	1.8
Cash payments	—	—	—
Non-cash charges	—	(0.3)	(0.3)
Balance at March 31, 2018	$1.5	$—	$1.5

Balance, September 30, 2018	$2.7	$—	$2.7
Charge to expense	1.5	4.3	5.8
Cash payments	(0.1)	—	(0.1)
Non-cash charges	—	(4.3)	(4.3)
Balance, March 31, 2019	$4.1	$—	$4.1

Total expected restructuring charge	$5.2	$10.5	$15.7
Cumulative restructuring charges incurred to date	4.2	6.8	11.0
Remaining expected restructuring charge	$1.0	$3.7	$4.7
The Company incurred total restructuring charges of $3.3 and $5.8 in the three and six months ended March 31, 2019, respectively, and $1.8 in the three and six months ended March 31, 2018. Employee-related costs were included in “Selling, general and administrative expenses” and accelerated depreciation expense was included in “Cost of goods sold” in the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance (see Note 20).
NOTE 6 — ASSETS AND LIABILITIES HELD FOR SALE
The major classes of assets and liabilities comprising “Current assets held for sale,” “Other assets held for sale,” “Current liabilities held for sale” and “Other liabilities held for sale” on the Condensed Consolidated Balance Sheet as of September 30, 2018 are shown in the following table. There were no assets or liabilities held for sale at March 31, 2019.

September 30, 2018
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

In connection with the 8th Avenue Transactions, the Company had assets and liabilities held for sale at September 30, 2018. On October 1, 2018, the Company completed the 8th Avenue Transactions, and effective on that date, 8th Avenue was no longer consolidated in the Company's financial statements (see Notes 4 and 9). Additionally, at September 30, 2018, the Company had a building classified as held for sale related to the closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts. The building was sold in November 2018.
In connection with the 8th Avenue Transactions, the Company recorded gains of $2.6 and $127.3 in the three and six months ended March 31, 2019, respectively, which were reported as “Gain on sale of business” in the Condensed Consolidated Statements of Operations, as well as a loss of $2.6 in the six months ended March 31, 2019, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations. During the six months ended March 31, 2019, a gain of $0.6 was recorded related to the sale of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts and was included in “Other operating expense, net” in the Condensed Consolidated Statement of Operations. There were no held for sale gains or losses recorded in the three or six months ended March 31, 2018.

NOTE 7 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table. Goodwill for the historical Private Brands segment was classified as held for sale at September 30, 2018 (see Note 6).
On October 1, 2018, the Company completed the reorganization of its refrigerated foods businesses, which resulted in the assignment of the foodservice and retail components previously included in the historical Refrigerated Food segment to its Foodservice and Refrigerated Retail segments. In connection with the reorganization, the Company assigned goodwill previously reported within the historical Refrigerated Food segment to reporting units within the Foodservice and Refrigerated Retail segments. The historical Refrigerated Food segment contained two reporting units: refrigerated food and cheese and dairy. The Company’s cheese and dairy reporting unit was not impacted by the reorganization and is now reported within the Refrigerated Retail segment. The remaining goodwill balance within the refrigerated food reporting unit was allocated between the Foodservice and Refrigerated Retail segments based on the relative fair value of the businesses. The fair values of the foodservice and refrigerated retail businesses were determined using methodologies consistent with the Company’s annual goodwill impairment assessment.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Active Nutrition	Total
Balance, September 30, 2018
Goodwill (gross)	$2,012.0	$900.9	$1,336.1	$793.8	$180.7	$5,223.5
Accumulated impairment losses	(609.1)	—	—	—	(114.8)	(723.9)
Goodwill (net)	$1,402.9	$900.9	$1,336.1	$793.8	$65.9	$4,499.6
Acquisition related adjustment	—	—	(0.5)	(0.2)	—	(0.7)
Currency translation adjustment	(0.2)	0.2	—	—	—	—
Balance, March 31, 2019
Goodwill (gross)	$2,011.8	$901.1	$1,335.6	$793.6	$180.7	$5,222.8
Accumulated impairment losses	(609.1)	—	—	—	(114.8)	(723.9)
Goodwill (net)	$1,402.7	$901.1	$1,335.6	$793.6	$65.9	$4,498.9
NOTE 8 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2019			September 30, 2018
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,307.0	$(503.9)	$1,803.1	$2,307.0	$(444.4)	$1,862.6
Trademarks and brands	815.2	(209.4)	605.8	768.5	(188.2)	580.3
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,125.3	(716.4)	2,408.9	3,078.6	(635.7)	2,442.9
Not subject to amortization:
Trademarks and brands	1,049.7	—	1,049.7	1,096.4	—	1,096.4
	$4,175.0	$(716.4)	$3,458.6	$4,175.0	$(635.7)	$3,539.3
NOTE 9 — EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
8th Avenue
In connection with the 8th Avenue Transactions, the Company has a 60.5% common equity retained interest in 8th Avenue that is accounted for using the equity method. In determining the accounting treatment of the retained interest, management concluded that 8th Avenue was not a variable interest entity as defined by ASC Topic 810, “Consolidation” and, as such, was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by THL associated with the governance of 8th Avenue. However, Post does retain significant influence, and therefore, the use of the equity method of accounting is required.

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(11.3)	$(22.8)
	60.5%	60.5%
Equity method loss available to Post	$(6.8)	$(13.8)
Less: Amortization of basis difference, net of tax (a)	1.8	5.4
Equity method loss, net of tax	$(8.6)	$(19.2)

(a)
The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a total basis difference of $70.3, which represents Post’s retained portion of the gain on sale. The basis difference related to inventory of $2.0, net of tax, was included in equity method loss in the six months ended March 31, 2019. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At March 31, 2019, the remaining basis difference to be amortized was $64.9.

Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Net sales	$213.7	$427.8
Gross profit	$35.5	$69.2

Net loss	$(4.2)	$(8.7)
Less: Preferred stock dividend	7.1	14.1
Net Loss Available to 8th Avenue Common Shareholders	$(11.3)	$(22.8)
Prior to the 8th Avenue Transactions, Post’s historical private brands business used certain functions and services performed by the Company. These functions and services included information systems, procurement, accounting shared services, legal, tax, human resources, payroll and cash management. After the completion of the 8th Avenue Transactions, the Company continued to provide many of these services to 8th Avenue under a master services agreement (“MSA”). In addition, Post and THL both provide certain advisory services to 8th Avenue for a fee. During the three and six months ended March 31, 2019, the Company recorded MSA and advisory income of $1.1 and $2.1, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. No such income was recorded in the three and six months ended March 31, 2018.
During the three and six months ended March 31, 2019, the Company had net sales to 8th Avenue of $0.9 and $2.0, respectively, and purchases from and royalties paid to 8th Avenue of $2.8 and $5.1, respectively. The investment in 8th Avenue was $158.3 at March 31, 2019 and was included in “Equity method investments” on the Condensed Consolidated Balance Sheet. The Company had receivables and payables with 8th Avenue of $3.0 and $0.7, respectively, at March 31, 2019, related to the separation of 8th Avenue from the Company, the closing of the 8th Avenue Transactions, including the MSA fees owed by 8th Avenue to the Company and related party sales and purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheet.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Proprietary) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”), whose assets are reported in the Weetabix segment (see Note 20).
Alpen is a South African-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $4.8 and $5.2 at March 31, 2019 and September 30, 2018, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $1.0 and $1.0 at March 31, 2019 and September 30, 2018, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.

Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s Board of Directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements.
NOTE 10 — INCOME TAXES
The effective income tax rate was (28.0)% and 14.5% during the three and six months ended March 31, 2019, respectively, and 20.7% and (149.5)% for the three and six months ended March 31, 2018, respectively. In accordance with ASC Topic 740, “Income Taxes,” the Company records income tax (benefit) expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the fiscal 2019 periods, the effective income tax rates differed significantly from the statutory rate as a result of $21.2 of discrete tax benefit items occurring in the three months ended March 31, 2019, of which $17.6 related to excess tax benefits for share-based payments.
In the six months ended March 31, 2018, the Company recorded an income tax benefit of $231.9. This benefit was driven by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to the Company’s accounting for income taxes with the most significant of these impacts resulting from the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for the Company’s 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the six months ended March 31, 2018, the Company (i) remeasured its existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018 and recorded a provisional tax benefit of $272.4 (adjusted to $281.2 during the year ended September 30, 2018) and (ii) calculated the one-time transition tax and recorded provisional tax expense of $7.1 (adjusted to $10.3 during the year ended September 30, 2018). Full expensing of certain depreciable assets resulted in temporary differences, which were analyzed throughout fiscal 2018 as assets were placed in service. Included in (i) above is a tax benefit adjustment of $1.7, recorded in the three months ended March 31, 2018, to further refine the remeasurement made in the first quarter of fiscal 2018 of the Company’s existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018. The impacts of the Tax Act have been finalized, and no additional adjustments were or will be recorded in fiscal 2019.
NOTE 11 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. In the second quarter of fiscal 2019, the Company completed the redemption of its 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (“Series C Preferred”). Substantially all of the 3.2 shares of Series C Preferred outstanding as of January 10, 2019, the date the Series C Preferred redemption was announced, were converted into 5.9 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series C Preferred, and the remaining shares of Series C Preferred were redeemed. In the second quarter of fiscal 2018, the Company completed the redemption of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (“Series B Preferred”). Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the Series B Preferred redemption was announced, were converted into 3.1 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series B Preferred, and the remaining shares of Series B Preferred were redeemed. For additional information regarding the Series B Preferred and Series C Preferred redemptions, refer to Note 19.
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net earnings for basic earnings per share	$43.0	$88.9	$166.6	$380.4
Dilutive preferred stock dividends	1.0	2.6	3.0	6.0
Net earnings for diluted earnings per share	$44.0	$91.5	$169.6	$386.4

Weighted-average shares for basic earnings per share	70.6	66.8	68.6	66.4
Effect of dilutive securities:
Stock options	1.7	1.7	1.9	1.7
Stock appreciation rights	0.1	0.1	0.1	0.1
Restricted stock awards	0.4	0.2	0.4	0.3
Preferred shares conversion to common	2.5	7.2	4.2	8.1
Total dilutive securities	4.7	9.2	6.6	10.2
Weighted-average shares for diluted earnings per share	75.3	76.0	75.2	76.6

Basic earnings per common share	$0.61	$1.33	$2.43	$5.73
Diluted earnings per common share	$0.58	$1.20	$2.26	$5.04
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Stock options	0.1	0.6	0.4	0.6
NOTE 12 — INVENTORIES

	March 31, 2019	September 30, 2018
Raw materials and supplies	$97.6	$107.8
Work in process	17.0	17.8
Finished products	406.3	324.1
Flocks	34.2	34.5
	$555.1	$484.2
NOTE 13 — PROPERTY, NET

	March 31, 2019	September 30, 2018
Property, at cost	$2,647.4	$2,543.0
Accumulated depreciation	(928.7)	(833.3)
	$1,718.7	$1,709.7
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
At March 31, 2019, the Company’s derivative instruments consisted of:
Not designated as hedging instruments under ASC Topic 815

•	Commodity and energy futures and option contracts, which relate to inputs that generally will be utilized within the next year;

•	foreign currency forward contracts maturing within the next year that have the effect of hedging currency fluctuations between the Euro and the U.S. Dollar;

•
a pay-fixed, receive-variable interest rate swap maturing in May 2021 that requires monthly settlements and has the effect of hedging interest payments on debt expected to be issued but not yet priced; and

•
rate-lock interest rate swaps that require six lump sum settlements with the first settlement occurring in December 2019 and the last in July 2023 and have the effect of hedging interest payments on debt expected to be issued but not yet priced.

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

In the first quarter of fiscal 2019, the Company terminated $800.0 and $214.2 notional value of its interest rate swap and cross-currency swap contracts, respectively, that were designated as hedging instruments. In connection with the interest rate swap terminations, the Company received cash proceeds of $29.8, and reclassified previously recorded gains from accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2019. In connection with the cross-currency swap terminations, the Company received cash proceeds of $26.2, which were recorded to accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event all United Kingdom-based operations are liquidated.
As of January 1, 2018, the Company changed the designation of its foreign currency forward contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the new designation, the Company reclassified gains previously recorded in accumulated OCI of $1.8, of which $1.3 was reclassified to “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018.
The following table shows the notional amounts of derivative instruments held.

	March 31, 2019	September 30, 2018
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$33.0	$64.3
Energy contracts	49.3	20.8
Foreign exchange contracts - Forward contracts	4.0	9.3
Interest rate swap	73.9	74.6
Interest rate swaps - Rate-lock swaps	1,649.3	1,649.3
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	448.7	662.9
Interest rate swap	200.0	1,000.0

The following table presents the balance sheet location and fair value of the Company’s derivative instruments, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	March 31, 2019	September 30, 2018	March 31, 2019	September 30, 2018
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$1.1	$1.9	$—	$—
Energy contracts	Prepaid expenses and other current assets	4.7	4.9	—	—
Commodity contracts	Other assets	1.5	0.2	—	—
Energy contracts	Other assets	—	0.3	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	—	1.2	—	1.1
Foreign exchange contracts	Other assets	—	17.6	—	17.6
Interest rate swaps	Prepaid expenses and other current assets	—	6.4	—	6.4
Interest rate swaps	Other assets	—	33.9	—	30.6
		$7.3	$66.4	$—	$55.7

Liability Derivatives:
Commodity contracts	Other current liabilities	$0.9	$2.2	$—	$—
Energy contracts	Other current liabilities	0.9	0.4	—	—
Foreign exchange contracts	Other current liabilities	0.9	1.5	0.9	1.4
Foreign exchange contracts	Other liabilities	11.2	19.4	11.2	19.4
Interest rate swaps	Other current liabilities	53.4	23.6	0.1	—
Interest rate swaps	Other liabilities	176.2	94.3	0.5	—
		$243.5	$141.4	$12.7	$20.8

The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2019	2018
Commodity contracts	Cost of goods sold	$3.2	$(5.1)
Energy contracts	Cost of goods sold	(8.3)	(0.7)
Interest rate swaps	Expense (income) on swaps, net	63.0	(50.5)

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI		Gain Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2019	2018	2019	2018
Foreign exchange contracts	$—	$—	$—	$(1.3)	Selling, general and administrative expenses
Interest rate swaps	2.5	(20.6)	(0.4)	(0.5)	Interest expense, net
Cross-currency swaps	9.4	15.2	—	—	Expense (income) on swaps, net
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the six months ended March 31, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2019	2018
Commodity contracts	Cost of goods sold	$3.0	$(4.7)
Energy contracts	Cost of goods sold	—	(2.9)
Foreign exchange contracts	Selling, general and administrative expenses	—	0.2
Interest rate swaps	Expense (income) on swaps, net	114.7	(53.2)

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI		Gain Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2019	2018	2019	2018
Foreign exchange contracts	$—	$(0.2)	$—	$(1.3)	Selling, general and administrative expenses
Interest rate swaps	7.1	(29.6)	(30.5)	(0.2)	Interest expense, net
Cross-currency swaps	(19.6)	25.9	—	—	Expense (income) on swaps, net
Accumulated OCI included a $32.0 net gain on hedging instruments before taxes ($32.0 after taxes) at March 31, 2019, compared to a $50.0 net gain before taxes ($37.4 after taxes) at September 30, 2018. Approximately $0.1 of the net hedging losses reported in accumulated OCI at March 31, 2019 are expected to be reclassified into earnings within the next 12 months. For gains or losses associated with interest rate swaps, the reclassification will occur over the term of the related debt. Reclassification of gains and losses reported in accumulated OCI into earnings related to the cross-currency swaps will only occur in the event all United Kingdom-based operations are liquidated. Accumulated OCI included settlements of cross-currency swaps of $34.4 and $4.8 at March 31, 2019 and September 30, 2018, respectively. In connection with the settlements of cross-currency swaps, the Company recognized gains in accumulated OCI of $1.3 and $29.6 during the three and six months ended March 31, 2019, respectively, and $0.7 and $1.5 during the three and six months ended March 31, 2018, respectively.
At March 31, 2019 and September 30, 2018, the Company had pledged collateral of $1.9 and $4.5, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 15 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	March 31, 2019			September 30, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$10.6	$10.6	$—	$43.6	$43.6	$—
Derivative assets	7.3	—	7.3	66.4	—	66.4
	$17.9	$10.6	$7.3	$110.0	$43.6	$66.4
Liabilities:
Deferred compensation liabilities	$30.4	$—	$30.4	$52.2	$—	$52.2
Derivative liabilities	243.5	—	243.5	141.4	—	141.4
	$273.9	$—	$273.9	$193.6	$—	$193.6
The deferred compensation investments are primarily invested in mutual funds, and the fair value is measured using the market approach. These investments are in the same funds or funds that employ a similar investment strategy, and are purchased in substantially the same amounts, as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. In connection with the acquisition of Bob Evans (see Note 4), the Company had current deferred compensation investments of $24.3 and current deferred compensation liabilities of $24.1 at September 30, 2018. The Bob Evans deferred compensation plans have been terminated, the investments have been liquidated and amounts previously accrued by the Company were paid in January 2019.
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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. Based on current market rates, the fair value of the Company’s debt (Level 2) was $6,320.0 and $7,790.9 as of March 31, 2019 and September 30, 2018, respectively. At September 30, 2018, the fair value of the Company’s debt included amounts classified as held for sale.
Certain assets and liabilities, including long-lived assets, goodwill, indefinite-lived intangibles and assets held for sale, are measured at fair value on a non-recurring basis.
As stated previously (see Note 6), the Company had assets and liabilities held for sale at September 30, 2018 related to (i) the 8th Avenue Transactions and (ii) the closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts. On October 1, 2018, the Company completed the 8th Avenue Transactions, and effective as of that date, 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. The Post Consumer Brands cereal warehouse was sold in November 2018. The fair value of assets and liabilities held for sale were measured at fair value on a nonrecurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets and liabilities. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2018	$290.9
Gains related to assets and liabilities held for sale	125.3
Proceeds from the sale of assets and liabilities held for sale	(276.6)
Investment in 8th Avenue, working capital and other adjustments	(139.6)
Balance, March 31, 2019	$—

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
Related to these settlements, the Company expensed $2.0 in the three and six months ended March 31, 2018, which was included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. No expense was recorded related to these matters in the three or six months ended March 31, 2019. At March 31, 2019 and September 30, 2018, the Company had $6.0 accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s financial position, results of operations and cash flows could be materially affected.
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
At September 30, 2018, former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $267.0 at September 30, 2018, which was the number of shares of Bob Evans common stock for which former Bob Evans stockholders demanded appraisal and had not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%. At March 31, 2019, former holders of 2.5 shares of Bob Evans common stock had not withdrawn their appraisal demands, and the Company had a remaining accrual of $14.0, which represents the accrued interest related to the 2.5 shares for which the $77.00 per share merger consideration was paid. Additional payments related to these 2.5 shares could be made in the future. The liabilities were reported in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets at March 31, 2019 and September 30, 2018, respectively.
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
Weetabix Limited Environmental Matter
In March 2019, Weetabix Limited, one of the Company’s subsidiaries, received notification from the United Kingdom Environment Agency (the “Environment Agency”) that the Environment Agency intends to charge Weetabix Limited in relation to a spill of diesel fuel into the ground at Weetabix Limited’s Burton Latimer site in the United Kingdom that occurred in November 2016, prior to the Company’s acquisition of the Weetabix business. Upon discovery of the spill, Weetabix Limited promptly informed the Environment Agency and took steps to address the spill, including putting in place monitoring and remediation measures. Weetabix Limited has cooperated with the Environment Agency at all times regarding the containment and assessment of the incident. A first court hearing will be scheduled for a future date. The Company does not expect this matter will have a material effect on its financial condition, results of operations or cash flows.
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
Leases
Historically, Bob Evans guaranteed certain payment and performance obligations associated with the leases for 143 properties (the “Guarantee”) leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantee remained in effect following the Company’s acquisition of Bob Evans. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantee. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to March 31, 2019, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $13.5 and will increase up to 1.5% annually based on indexed inflation. The lease terms extend for approximately 17 years from March 31, 2019, and the Guarantee would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under the Guarantee, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. The Bob Evans Restaurant Business continues to meet its obligations under these leases, and there have been no events that would indicate the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantee is immaterial as of March 31, 2019.

NOTE 17 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	March 31, 2019	September 30, 2018
5.625% Senior Notes maturing January 2028	$940.9	$960.9
5.50% Senior Notes maturing March 2025	1,000.0	1,000.0
5.75% Senior Notes maturing March 2027	1,299.3	1,326.3
5.00% Senior Notes maturing August 2026	1,697.3	1,710.3
8.00% Senior Notes maturing July 2025	122.2	122.2
Term Loan	1,309.5	2,172.5
Bridge Loan (a)	—	—
Capital lease	0.1	0.2
	$6,369.3	$7,292.4
Less: Current portion of long-term debt	(6.7)	(22.1)
Debt issuance costs, net	(67.1)	(71.2)
Plus: Unamortized premium	30.7	33.0
Total long-term debt	$6,326.2	$7,232.1

(a)
In connection with the 8th Avenue Transactions, the Company classified its Bridge Loan and associated debt issuance costs as held for sale at September 30, 2018. See below for more information about the Bridge Loan. See Note 6 for information about assets and liabilities held for sale.

Senior Notes
On February 8, 2019, the Company received consents (the “Requisite Consents”) from holders of a majority of the outstanding aggregate principal amount of its outstanding 5.00% Senior Notes due August 2026 (the “Notes”) to approve proposed amendments to the indenture relating to the Notes (the “Indenture”). Following receipt of the Requisite Consents, the Company, its subsidiary guarantors and the trustee for the Indenture executed a supplemental indenture documenting the amendments, which more closely aligns certain provisions of the Indenture with the comparable provisions included in the indentures for the Company’s other senior notes, specifically to (i) add an exception to the restricted payments covenant in the Indenture and (ii) revise the “Permitted Investments” definition in the Indenture to add an additional category of Permitted Investments under the Indenture. In connection with the consents, the Company incurred $8.4 of debt modification costs, which were deferred and will be amortized to interest expense over the remaining term of the Notes, and recorded expense of $1.3 in the three and six months ended March 31, 2019, which is included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement (as further amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The issuance of letters of credit is available under the Credit Agreement in an aggregate amount of up to $50.0. The Revolving Credit Facility has outstanding letters of credit of $22.8, which reduced the available borrowing capacity under the Credit Agreement to $777.2 at March 31, 2019.
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
Borrowings under the Revolving Credit Facility will bear interest, at the option of the Company, at an annual rate equal to either the Base Rate, Eurodollar Rate or CDOR Rate (as such terms are defined in the Credit Agreement) plus an applicable margin ranging from 1.75% to 2.25% for Eurodollar Rate-based loans and CDOR Rate-based loans and from 0.75% to 1.25% for Base Rate-based loans, depending in each case on the Company’s senior secured leverage ratio. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility will accrue at rates ranging from 0.25% to 0.375%, also depending on the Company’s senior secured leverage ratio.
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
Term Loan
In the first quarter of fiscal 2019, the Company utilized a portion of the net proceeds from the 8th Avenue Transactions (see Note 4) to repay $863.0 of the outstanding principal value of its term loan, as required by the Credit Agreement. As a result of the prepayment, quarterly principal installment payments on the term loan are not required until December 31, 2019. Beginning on December 31, 2019, the term loan will require quarterly principal installment payments of $3.3, compared to the previously required quarterly principal installment payments of $5.5, which began on September 30, 2017. The term loan bears interest at an annual rate equal to either the Base Rate or Eurodollar Rate plus an applicable margin of 2.00% for Eurodollar Rate-based loans and 1.00% for Base Rate-based loans. The interest rate on the term loan was 4.49% and 4.22% at March 31, 2019 and September 30, 2018, respectively. The maturity date for the term loan is May 24, 2024.
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
Repayments of Long-Term Debt
The following tables show the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Three Months Ended March 31,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Premium and Debt Extinguishment Costs Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized (Premium)/Discount
	Capital lease	$0.1	$—	$—	$—	$—
2019	Total	$0.1	$—	$—	$—	$—

	5.75% Senior Notes	$98.0	$(1.3)	$—	$1.1	$(2.7)
	8.00% Senior Notes	14.0	—	1.8	0.1	—
	Term Loan (a)	5.5	—	0.9	0.4	—
2018	Total	$117.5	$(1.3)	$2.7	$1.6	$(2.7)

(a)	In connection with an amendment to the Credit Agreement entered into on March 8, 2018, the Company paid debt extinguishment costs and recorded a write-off of debt issuance costs.

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Six Months Ended March 31,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Premium and Debt Extinguishment Costs Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized (Premium)/Discount
	Term Loan	$863.0	$—	$—	$7.6	$—
	5.75% Senior Notes	27.0	(1.5)	—	0.3	(0.7)
	5.625% Senior Notes	20.0	(1.3)	—	0.2	—
	5.00% Senior Notes	13.0	(1.2)	—	0.1	—
	Capital lease	0.1	—	—	—	—
	Bridge Loan (a)	—	—	—	2.6	—
2019	Total	$923.1	$(4.0)	$—	$10.8	$(0.7)

	6.00% Senior Notes	$630.0	$—	$30.8	$6.5	$—
	5.75% Senior Notes	98.0	(1.3)	—	1.1	(2.7)
	8.00% Senior Notes	14.0	—	1.8	0.1	—
	Term Loan (b)	11.0	—	0.9	0.4	—
2018	Total	$753.0	$(1.3)	$33.5	$8.1	$(2.7)

(a)
In connection with the assumption of the Bridge Loan by 8th Avenue discussed above, the Company recorded a write-off of debt issuance costs during the six months ended March 31, 2019 for costs that were not refunded at closing of the 8th Avenue Transactions.

(b)	In connection with an amendment to the Credit Agreement entered into on March 8, 2018, the Company paid debt extinguishment costs and recorded a write-off of debt issuance costs.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of March 31, 2019, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%.
The Credit Agreement permits the Company to incur additional unsecured debt if, among other conditions, the pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of March 31, 2019, the pro forma consolidated interest coverage ratio exceeded this threshold.
NOTE 18 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the United States, the United Kingdom and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance). Amounts for the Canadian plans are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. On October 1, 2018, the Company adopted ASU 2017-07 (see Note 2).
The following tables provide the components of net periodic benefit cost (gain) for the pension plans.

	North America
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service cost	$0.9	$1.0	$1.9	$2.1
Interest cost	1.0	0.9	2.0	1.8
Expected return on plan assets	(1.6)	(1.1)	(3.2)	(2.2)
Recognized net actuarial loss	—	0.3	—	0.6
Recognized prior service cost	0.1	—	0.1	—
Net periodic benefit cost	$0.4	$1.1	$0.8	$2.3

	Other International
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service cost	$1.5	$1.7	$2.9	$3.4
Interest cost	4.8	5.1	9.6	9.9
Expected return on plan assets	(7.3)	(8.2)	(14.6)	(16.0)
Net periodic benefit gain	$(1.0)	$(1.4)	$(2.1)	$(2.7)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.5	0.5	1.1	1.0
Recognized net actuarial loss	—	—	—	0.1
Recognized prior service credit	(1.2)	(1.1)	(2.4)	(2.3)
Net periodic benefit gain	$(0.6)	$(0.5)	$(1.1)	$(0.9)
NOTE 19 — SHAREHOLDERS’ EQUITY
Stock Repurchases
During the three months ended March 31, 2019, the Company repurchased 0.4 shares of its common stock at an average share price of $97.68 per share for a total cost of $40.5, including broker’s commissions. In the six months ended March 31, 2019, the Company repurchased 0.7 shares of its common stock at an average share price of $93.77 for a total cost of $65.8, including broker’s commissions. During the three months ended March 31, 2018, the Company repurchased 1.1 shares of its common stock at an average share price of $74.03 per share for a total cost of $82.8, including broker’s commissions. During the six months ended March 31, 2018, the Company repurchased 1.8 shares of its common stock at an average share price of $75.59 per share for a total cost of $138.8, including broker’s commissions.
2.5% Series C Cumulative Perpetual Convertible Preferred Stock Conversion and Redemption
In the second quarter of fiscal 2019, the Company completed the redemption of its Series C Preferred. Substantially all of the 3.2 shares of Series C Preferred outstanding as of January 10, 2019, the date the Series C Preferred redemption was announced, were converted into 5.9 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series C Preferred. The remaining shares of Series C Preferred were redeemed.
 3.75% Series B Cumulative Perpetual Convertible Preferred Stock Conversion and Redemption
In the second quarter of fiscal 2018, the Company completed the redemption of its Series B Preferred. Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the Series B Preferred redemption was announced, were converted into 3.1 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series B Preferred. The remaining shares of Series B Preferred were redeemed.
Exercises of Stock Options
In the three and six months ended March 31, 2019, the Company had 1.3 stock options exercised at a weighted average exercise price per share of $32.71. In connection with the exercises, the Company received proceeds of $41.5.
NOTE 20 — SEGMENTS
During the first quarter of fiscal 2019, the Company reorganized its reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At March 31, 2019, the Company’s reportable segments were as follows:

•	Post Consumer Brands: North American RTE cereal business;

•	Weetabix: the RTE cereal and branded muesli business sold and distributed primarily outside of North America;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes, egg, cheese and sausage; and

•	Active Nutrition: protein shakes and other ready-to-drink beverages, powders, nutrition bars and supplements.
Due to the level of integration between the Foodservice and Refrigerated Retail segments, it is impracticable to present total assets separately for each segment. Where practicable, all fiscal 2018 segment results reported herein have been reclassified to conform with the March 31, 2019 presentation. Additionally, effective October 1, 2018, 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. All historical segment results of 8th Avenue are reported herein as Post’s historical Private Brands segment.
Management evaluates each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets held for sale, gain/loss on sale of businesses and facilities, interest expense, net and other unallocated corporate income and expenses. The following tables present information about the Company’s reportable segments.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Sales
Post Consumer Brands	$459.1	$462.3	$914.4	$894.3
Weetabix	104.1	109.0	205.0	208.7
Foodservice	389.1	380.2	797.2	749.1
Refrigerated Retail	219.5	219.8	481.1	361.5
Active Nutrition	216.5	205.2	402.3	391.2
Private Brands	—	212.6	—	419.0
Eliminations	(0.5)	(3.0)	(0.9)	(4.6)
Total	$1,387.8	$1,586.1	$2,799.1	$3,019.2
Segment Profit
Post Consumer Brands	$83.2	$91.1	$167.2	$161.3
Weetabix	23.6	15.7	42.5	32.5
Foodservice	47.4	42.9	100.1	88.8
Refrigerated Retail	26.5	19.8	57.0	43.0
Active Nutrition	44.0	26.1	79.2	45.9
Private Brands	—	14.2	—	31.1
Total segment profit	224.7	209.8	446.0	402.6
General corporate expenses and other	37.3	45.5	85.7	73.8
Gain on sale of business	(2.6)	—	(127.3)	—
Interest expense, net	85.5	98.8	144.9	189.3
Loss on extinguishment of debt, net	—	0.3	6.1	37.6
Expense (income) on swaps, net	63.0	(50.5)	114.7	(53.2)
Earnings before income taxes and equity method loss	$41.5	$115.7	$221.9	$155.1
Depreciation and amortization
Post Consumer Brands	$29.9	$30.9	$59.4	$61.8
Weetabix	8.8	12.7	17.5	19.8
Foodservice	27.7	26.0	54.7	49.9
Refrigerated Retail	19.7	15.3	37.7	22.8
Active Nutrition	6.3	6.4	12.7	12.9
Private Brands	—	11.7	—	25.1
Total segment depreciation and amortization	92.4	103.0	182.0	192.3
Corporate and accelerated depreciation	5.4	1.6	9.4	2.8
Total	$97.8	$104.6	$191.4	$195.1

Assets			March 31, 2019	September 30, 2018
Post Consumer Brands			$3,375.0	$3,391.7
Weetabix			1,856.7	1,853.3
Foodservice and Refrigerated Retail			5,105.1	5,132.4
Active Nutrition			600.8	559.3
Private Brands			—	1,055.3
Corporate			345.2	1,065.5
Total			$11,282.8	$13,057.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and the “Cautionary Statement Regarding Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and Active Nutrition. Our products are sold through a variety of channels such as grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
Segment Reorganization
During the first quarter of fiscal 2019, we reorganized our reportable segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” At March 31, 2019, our reportable segments were as follows:

•	Post Consumer Brands: North American ready-to-eat (“RTE”) cereal business;

•	Weetabix: the RTE cereal and branded muesli business sold and distributed primarily outside of North America;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes, egg, cheese and sausage; and

•	Active Nutrition: protein shakes and other ready-to-drink (“RTD”) beverages, powders, nutrition bars and supplements.
Where practicable, all segment results reported herein have been reclassified to conform with the March 31, 2019 presentation.
Transactions
On October 1, 2018, Post and affiliates of Thomas H. Lee Partners, L.P. (collectively, “THL”) separately capitalized 8th Avenue Food & Provisions, Inc. (“8th Avenue,” and such transactions, the “8th Avenue Transactions”), and 8th Avenue became the holding company for our historical private brands business. We received gross proceeds of $875.0 million, as well as $16.8 related to final working capital adjustments, from the 8th Avenue Transactions, and retained shares of common stock equal to 60.5% of the common equity in 8th Avenue. Effective October 1, 2018, 8th Avenue was no longer consolidated in our financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. 8th Avenue is reported historically herein as our Private Brands segment. For additional information, see Notes 4, 6, 9 and 17 within “Notes to Condensed Consolidated Financial Statements.”
On April 8, 2019, we announced that one of our subsidiaries had confidentially submitted a draft registration statement on Form S-1 to the Securities and Exchange Commission (the “SEC”) related to the proposed initial public offering of our active nutrition business. There can be no assurance that the confidential submission of a draft registration statement on Form S-1 will result in any transaction or other action by us.
Acquisition and Integration Activity
We acquired Bob Evans Farms, Inc. (“Bob Evans”) on January 12, 2018, and it is reported in both the Foodservice and Refrigerated Retail segments. In connection with the acquisition of Bob Evans and the segment reorganization in the first quarter of fiscal 2019, our legacy Refrigerated Food segment, which included the results of Bob Evans and our legacy egg, potato and cheese businesses in fiscal 2018, was split into two segments. Our foodservice and food ingredient businesses are now reported in our Foodservice segment and our retail businesses are now reported in our Refrigerated Retail segment. Due to the level of integration within existing businesses, certain discrete financial data for Bob Evans and our legacy foodservice and refrigerated retail businesses is not available for the three and six months ended March 31, 2019.

Revenue from Contracts with Customers
On October 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all previously existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“GAAP”). Upon adoption, we reclassified certain payments to customers from “Selling, general, and administrative expenses” to “Net Sales” and recognized deferred revenue in “Net Sales” in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019. For additional information regarding ASU 2014-09, refer to Notes 2 and 3 within “Notes to Condensed Consolidated Financial Statements.” The following table presents the impact on net sales resulting from the adoption of ASU 2014-09 by segment.

dollars in millions	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Post Consumer Brands	$(2.4)	$(4.4)
Weetabix	—	—
Foodservice	(1.5)	(2.7)
Refrigerated Retail	(1.9)	(1.9)
Active Nutrition	(1.5)	(2.6)
	$(7.3)	$(11.6)
RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$1,387.8	$1,586.1	$(198.3)	(13)%	$2,799.1	$3,019.2	$(220.1)	(7)%

Operating Profit	$186.3	$160.7	$25.6	16%	$480.2	$321.7	$158.5	49%
Interest expense, net	85.5	98.8	13.3	13%	144.9	189.3	44.4	23%
Loss on extinguishment of debt, net	—	0.3	0.3	100%	6.1	37.6	31.5	84%
Expense (income) on swaps, net	63.0	(50.5)	(113.5)	(225)%	114.7	(53.2)	(167.9)	(316)%
Other income, net	(3.7)	(3.6)	0.1	3%	(7.4)	(7.1)	0.3	4%
Income tax (benefit) expense	(11.6)	23.9	35.5	149%	32.2	(231.9)	(264.1)	(114)%
Equity method loss, net of tax	8.8	—	(8.8)	n/a	19.5	—	(19.5)	n/a
Less: Net earnings attributable to noncontrolling interest	0.3	0.3	—	—%	0.6	0.6	—	—%
Net Earnings	$44.0	$91.5	$(47.5)	52%	$169.6	$386.4	$(216.8)	(56)%
Net Sales
Net sales decreased $198.3 million, or 13%, during the three months ended March 31, 2019, and decreased $220.1 million, or 7%, during the six months ended March 31, 2019, compared to the corresponding periods in the prior year. These decreases were primarily due to the absence of net sales in the current year periods attributable to our historical Private Brands segment ($212.6 million and $419.0 million in the three and six months ended March 31, 2018, respectively), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, partially offset by the inclusion of incremental net sales from our prior year acquisition of Bob Evans on January 12, 2018. Additionally, net sales grew in our Foodservice and Active Nutrition segments for the three and six months ended March 31, 2019 and in our Post Consumer Brands segment for the six months ended March 31, 2019, compared to the corresponding periods in the prior year. Net sales in our Post Consumer Brands segment decreased during the three months ended March 31, 2019, compared to the corresponding prior year period. Net sales in our Weetabix segment decreased during the three and six months ended March 31, 2019, compared to the corresponding prior year periods. For further discussion, refer to “Segment Results” within this section.

Operating Profit
Operating profit increased $25.6 million, or 16%, during the three months ended March 31, 2019, compared to the corresponding period in the prior year. This increase was primarily due to increased segment profit within our Active Nutrition, Foodservice, Refrigerated Retail and Weetabix segments, as well as the inclusion of incremental segment profit contribution from our prior year acquisition of Bob Evans. General corporate expenses decreased in the three months ended March 31, 2019, as compared to the prior year period. These positive impacts were partially offset by the absence of segment profit in the current year period attributable to our historical Private Brands segment ($14.2 million in the three months ended March 31, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions.
Operating profit increased $158.5 million, or 49%, during the six months ended March 31, 2019, compared to the corresponding period in the prior year. Operating profit was impacted by gains of $127.9 million related to the 8th Avenue Transactions and the sale of the Post Consumer Brands cereal warehouse in Clinton, Massachusetts in the six months ended March 31, 2019, as well as a provision for legal settlement of $11.0 million in the six months ended March 31, 2018. Excluding these impacts, operating profit increased $19.6 million, or 6%, in the six months ended March 31, 2019. This increase was primarily due to the inclusion of incremental segment profit contribution from our prior year acquisition of Bob Evans, partially offset by the absence of segment profit in the current year period attributable to our historical Private Brands segment ($31.1 million in the six months ended March 31, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions. Additionally, segment profit increased within all of our segments. General corporate expenses increased in the six months ended March 31, 2019, as compared to the prior year period.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $13.3 million, or 13%, during the three months ended March 31, 2019, compared to the corresponding period in the prior year. The decrease was primarily due to a reduction in the principal balance of debt outstanding due to repayments and repurchases of certain debt in fiscal 2019 and 2018, partially offset by an increase in our weighted-average interest rate resulting from a change in debt mix. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.0% for the three months ended March 31, 2019 and 2018, respectively. Additionally, with respect to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands, we recorded $0.4 million and $3.8 million of interest expense during the three months ended March 31, 2019 and 2018, respectively.
Interest expense, net decreased $44.4 million, or 23%, during the six months ended March 31, 2019, compared to the corresponding period in the prior year. The decrease was primarily due to an increase in reclassifications of gains totaling $30.3 million from accumulated other comprehensive income (“OCI”) to interest expense, largely related to the termination of a portion of our interest rate swap contracts that were designated as hedging instruments. Additionally, interest expense was positively impacted by a decrease in the principal balance of debt outstanding due to repayments and repurchases of certain debt in fiscal 2019 and 2018, partially offset by an increase in our weighted-average interest rate resulting from a change in debt mix. Our weighted-average interest rate on our total outstanding debt was 5.2% and 5.0% for the six months ended March 31, 2019 and 2018, respectively. Additionally, with respect to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and have not withdrawn their demands, we recorded $4.7 million and $3.8 million of interest expense during the six months ended March 31, 2019 and 2018, respectively.
For additional information on our interest rate swaps designated as hedging instruments, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.” For additional information on former holders of Bob Evans common stock who demanded appraisal of their shares, refer to Notes 4 and 16 within “Notes to Condensed Consolidated Financial Statements.” For additional information on our debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.

Loss on Extinguishment of Debt, Net
Fiscal 2019
During the six months ended March 31, 2019, we recognized a net loss of $6.1 million related to the repayment of a portion of our term loan, the assumption of our bridge loan by 8th Avenue in connection with the 8th Avenue Transactions and the repurchase and retirement of portions of the principal balances of our 5.75% senior notes due in March 2027, 5.625% senior notes due in January 2028 and 5.00% senior notes due in August 2026. The net loss included write-offs of debt issuance costs of $10.8 million, partially offset by gains realized on debt repurchased at a discount of $4.0 million and the write-off of an unamortized debt premium of $0.7 million.
Fiscal 2018
During the three months ended March 31, 2018, we recognized a net loss of $0.3 million related to the amendment of our term loan and the extinguishment of a portion of the principal balances of our 5.75% and 8.00% senior notes due in March 2027 and July 2025, respectively. The loss included payments of a premium and debt extinguishment costs of $2.7 million and debt issuance costs write-offs of $1.6 million, partially offset by the write-off of an unamortized debt premium of $2.7 million and gains realized on debt repurchased at a discount of $1.3 million.
During the six months ended March 31, 2018, we recognized a net loss of $37.6 million related to the extinguishment of the principal balance of our 6.00% senior notes due in December 2022, a portion of our 5.75% and 8.00% senior notes due in March 2027 and July 2025, respectively, and the amendment of our term loan. The loss included payments of premiums and debt extinguishment costs of $33.5 million and debt issuance costs write-offs of $8.1 million, partially offset by the write-off of an unamortized debt premium of $2.7 million and gains realized on debt repurchased at a discount of $1.3 million.
For additional information on our debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements.”
Expense (Income) on Swaps, Net
Fiscal 2019
During the three and six months ended March 31, 2019, we recognized losses of $63.0 million and $114.7 million, respectively, on our interest rate swaps that are not designated as hedging instruments. During the three months ended March 31, 2019, the losses included non-cash mark-to-market losses of $62.9 million and cash settlements paid of $0.1 million. During the six months ended March 31, 2019, the losses included non-cash mark-to-market losses of $114.4 million and cash settlements paid of $0.3 million.
Fiscal 2018
During the three and six months ended March 31, 2018, we recognized net gains of $50.5 million and $53.2 million, respectively, on our interest rate swaps that are not designated as hedging instruments. During the three months ended March 31, 2018, the net gains included non-cash mark-to-market gains of $50.9 million, which were partially offset by cash settlements paid of $0.4 million. During the six months ended March 31, 2018, the net gains included non-cash mark-to-market gains of $54.0 million, which were partially offset by cash settlements paid of $0.8 million.
For additional information on our interest rate and cross-currency swap contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Taxes
Our effective income tax rate was (28.0)% and 14.5% during the three and six months ended March 31, 2019, respectively, and 20.7% and (149.5)% for the three and six months ended March 31, 2018, respectively. In accordance with ASC Topic 740, “Income Taxes,” we record income tax (benefit) expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the fiscal 2019 periods, our effective income tax rates differed significantly from the statutory rate as a result of $21.2 million of discrete tax benefit items occurring in the three months ended March 31, 2019, of which $17.6 million related to excess tax benefits for share-based payments.
In the six months ended March 31, 2018, we recorded an income tax benefit of $231.9 million. This benefit was driven by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to our accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for our 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the six months ended March 31, 2018, we (i) remeasured our existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018 and recorded a provisional tax benefit of $272.4 million (adjusted to $281.2 million during the year ended September 30, 2018) and (ii) calculated the one-time transition tax and recorded provisional tax expense of $7.1 million (adjusted to $10.3 million during the year ended September 30, 2018). Full expensing of certain depreciable assets resulted in temporary differences, which were analyzed throughout fiscal 2018 as assets were placed in service. Included in (i) above is a tax benefit adjustment of $1.7, recorded in the three months ended March 31, 2018, to further refine the remeasurement made in the first quarter of fiscal 2018 of our existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018. We finalized the impacts of the Tax Act, and no additional adjustments were or will be recorded in fiscal 2019.
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets held for sale, gain/loss on sale of facilities, interest expense, net and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$459.1	$462.3	$(3.2)	(1)%	$914.4	$894.3	$20.1	2%
Segment Profit	$83.2	$91.1	$(7.9)	(9)%	$167.2	$161.3	$5.9	4%
Segment Profit Margin	18%	20%			18%	18%
Net sales for the Post Consumer Brands segment decreased $3.2 million, or 1%, for the three months ended March 31, 2019, when compared to the prior year period. Current year net sales were impacted by the reclassification of certain payments to customers of $2.4 million from selling expenses to net sales in connection with the adoption of ASU 2014-09. Excluding this impact, net sales decreased $0.8 million, primarily driven by 4% lower volume, partially offset by higher average net selling prices. Volume declines were primarily due to reductions in Honey Bunches of Oats, Malt-O-Meal bags, Great Grains and adult classic brands. These decreases were partially offset by increases in private label RTE cereal, licensed products and kid classic brands. Average net selling prices increased when compared to the prior year period resulting from targeted price increases, partially offset by an unfavorable sales mix.
Net sales for the Post Consumer Brands segment increased $20.1 million, or 2%, for the six months ended March 31, 2019, when compared to the prior year period, primarily driven by higher average net selling prices resulting from targeted price increases. Volume increased slightly, largely due to gains in private label RTE cereal and licensed products, both of which were driven by distribution gains and new product introductions, and kid classic brands. These increases were partially offset by declines in Malt-O-Meal bags, Great Grains and Honey Bunches of Oats.
Segment profit for the three months ended March 31, 2019 decreased $7.9 million, or 9%, when compared to the prior year period, primarily driven by lower volume, as previously discussed, unfavorable manufacturing costs of $5.0 million, higher freight costs of $5.5 million (excluding volume-driven impacts) and higher raw material costs of $4.6 million. These negative impacts were partially offset by higher average net selling prices, as previously discussed, as well as lower advertising and consumer spending of $2.3 million and decreased integration costs of $2.4 million.
Segment profit for the six months ended March 31, 2019 increased $5.9 million, or 4%, when compared to the prior year period, primarily driven by higher average net selling prices, as previously discussed, as well as lower advertising and consumer spending of $11.5 million and decreased integration costs of $5.8 million. These positive impacts were partially offset by higher freight costs of $11.0 million (excluding volume-driven impacts), unfavorable manufacturing costs of $7.9 million and higher raw material costs of $8.8 million.

Weetabix

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$104.1	$109.0	$(4.9)	(4)%	$205.0	$208.7	$(3.7)	(2)%
Segment Profit	$23.6	$15.7	$7.9	50%	$42.5	$32.5	$10.0	31%
Segment Profit Margin	23%	14%			21%	16%
Net sales for the Weetabix segment decreased $4.9 million, or 4%, for the three months ended March 31, 2019, when compared to the prior year period, primarily due to unfavorable foreign exchange rates. Excluding this impact, net sales increased driven by improved average net selling prices resulting from lower trade spending and a favorable channel mix, partially offset by lower volume. Volume was down 6%, driven by declines in branded RTE cereal and bars, partially offset by increased private label RTE cereal volume.
Net sales for the Weetabix segment decreased $3.7 million, or 2%, for the six months ended March 31, 2019, when compared to the prior year period, primarily due to unfavorable foreign exchange rates. Excluding this impact, net sales increased, driven by improved average net selling prices resulting from lower trade spending and a favorable channel mix, partially offset by lower volume. Volume was down 5%, driven by declines in branded RTE cereal, Weetabix On the Go drink products and bars, partially offset by increased private label RTE cereal volume.
Segment profit for the three months ended March 31, 2019 increased $7.9 million, or 50%, when compared to the prior year period. This increase was driven by improved average net selling prices, as previously discussed, favorable manufacturing costs of $3.3 million and lower freight and warehousing costs of $0.6 million. These positive impacts were partially offset by unfavorable exchange rates as compared to the prior period and higher advertising and consumer spending of $1.7 million.
Segment profit for the six months ended March 31, 2019 increased $10.0 million, or 31%, when compared to the prior year period. This increase was driven by improved average net selling prices, as previously discussed, favorable manufacturing costs of $1.6 million and lower freight and warehousing costs of $0.8 million. These positive impacts were partially offset by unfavorable exchange rates as compared to the prior period, higher advertising and consumer spending of $1.5 million and higher employee-related expenses.
Foodservice

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$389.1	$380.2	$8.9	2%	$797.2	$749.1	$48.1	6%
Segment Profit	$47.4	$42.9	$4.5	10%	$100.1	$88.8	$11.3	13%
Segment Profit Margin	12%	11%			13%	12%
Net sales for the Foodservice segment increased $8.9 million, or 2%, for the three months ended March 31, 2019, when compared to the prior year period, partially due to the inclusion of 11 additional days of net sales in the current year attributable to the January 12, 2018 acquisition of Bob Evans. Excluding sales attributable to Bob Evans in both periods, net sales increased $7.7 million, or 2%, primarily due to increased volumes and improved average net selling prices resulting from a favorable product mix. Egg product sales were up $5.8 million, or 2%, with volume up 1%. Volume increases were attributable to gains in the foodservice channel, partially offset by declines in the food ingredient channel. Sales of side dishes were up $2.0 million, or 7%, with volume up 5%.
Net sales for the Foodservice segment increased $48.1 million, or 6%, for the six months ended March 31, 2019, when compared to the prior year period, primarily due to the inclusion of incremental net sales attributable to our prior year acquisition of Bob Evans. Excluding sales attributable to Bob Evans in both periods, net sales increased $24.3 million, or 3%, primarily due to increased volumes and improved average net selling prices resulting from a favorable product mix. Egg product sales were up $20.5 million, or 3%, with volume up 4%. Volume increases were attributable to gains in the foodservice channel, partially offset by declines in the food ingredient channel. Sales of side dishes were up $4.2 million, or 7%, with volume up 6%.
Segment profit for the three months ended March 31, 2019 increased $4.5 million, or 10%, when compared to the prior year period. Segment profit includes profit (loss) of $0.4 million and $(0.5) million in the three months ended March 31, 2019 and 2018, respectively, attributable to our prior year acquisition of Bob Evans. Excluding these amounts, segment profit increased $3.6 million, or 8.3%, primarily due to increased volumes and improved average net selling prices, as previously discussed, as well as lower integration costs of $0.7 million. These favorable impacts were partially offset by higher raw material costs of $5.1 million, increased storage and warehousing expense of $1.8 million, unfavorable manufacturing costs of $1.0 million and higher freight costs of $0.6 million (excluding volume-driven impacts). Additionally, segment profit in the three months ended March 31, 2018 was negatively impacted by a legal settlement accrual of $2.0 million. The operating loss for our Bob Evans foodservice business in the three months ended March 31, 2018 was driven by the recognition of an acquisition accounting-related inventory valuation adjustment of $0.7 million.
Segment profit for the six months ended March 31, 2019 increased $11.3 million, or 13%, when compared to the prior year period. Segment profit includes profit (loss) of $4.9 million and $(0.5) million in the six months ended March 31, 2019 and 2018, respectively, attributable to our prior year acquisition of Bob Evans. Excluding these amounts, segment profit increased $5.9 million, or 7%, primarily due to increased volumes and improved average net selling prices, as previously discussed, and lower integration costs of $0.6 million.These favorable impacts were partially offset by higher raw material costs of $7.2 million, increased warehousing costs of $3.2 million, unfavorable manufacturing costs of $1.2 million and higher freight costs of $3.0 million (excluding volume-driven impacts). Additionally, segment profit in the six months ended March 31, 2018 was negatively impacted by a legal settlement accrual of $2.0 million. The operating loss for our Bob Evans foodservice business in the six months ended March 31, 2018 was driven by the recognition of an acquisition accounting-related inventory valuation adjustment of $0.7 million.
Refrigerated Retail

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$219.5	$219.8	$(0.3)	—%	$481.1	$361.5	$119.6	33%
Segment Profit	$26.5	$19.8	$6.7	34%	$57.0	$43.0	$14.0	33%
Segment Profit Margin	12%	9%			12%	12%
Net sales for the Refrigerated Retail segment decreased slightly for the three months ended March 31, 2019, when compared to the prior year period, with volume increasing 3%. Volume and net sales were impacted in the current and prior year periods by the inclusion of results from the January 2018 acquisition of Bob Evans. When compared to the prior year (partially pre-acquisition) period, overall volumes for the segment decreased 1%. This decrease was due to lower volumes of 9% in sausage, 8% in cheese and other dairy case products and 3% in egg, partially offset by increased side dish volume of 6%. Excluding the impact of the acquisition, volume for our legacy refrigerated retail businesses decreased 6%. Compared to the same period in the prior year (partially pre-acquisition) period, Bob Evans total retail volume increased 5%, driven by a 13% increase in side dish volumes.
Net sales for the Refrigerated Retail segment increased $119.6 million, or 33%, for the six months ended March 31, 2019 when compared to the prior year period, with volume increasing 38%. Volume and net sales were impacted in the current and prior year periods by the inclusion of results from the January 2018 acquisition of Bob Evans. When compared to the prior year (partially pre-acquisition) period, overall volumes for the segment increased 1%. This increase was due to higher side dish volume of 6%, partially offset by lower volumes of 6% in sausage and 3% in cheese and other dairy case products. Excluding the impact of the acquisition, volume for our legacy refrigerated retail businesses decreased 2%. Compared to the same period in the prior year (partially pre-acquisition) period, Bob Evans total retail volume increased 5%, driven by a 11% increase in side dish volumes.
Segment profit increased $6.7 million, or 34%, for the three months ended March 31, 2019, when compared to the prior year period. This increase was primarily due to the inclusion of operating profit in the current year period attributable to our Bob Evans retail business, which was acquired in January 2018 (compared to an operating loss of $0.4 million in the prior year period). This positive impact was partially offset by decreased volumes in our legacy refrigerated retail business, as previously discussed. Our Bob Evans retail business was negatively impacted in the three months ended March 31, 2018 by integration costs of $6.1 million, the recognition of an acquisition accounting-related inventory valuation adjustment of $4.1 million and acquisition-related costs of $2.4 million.
Segment profit increased $14.0 million, or 33%, for the six months ended March 31, 2019, when compared to the prior year period. This increase was primarily due to the inclusion of operating profit in the current year period attributable to our Bob Evans retail business, which was acquired in the prior year (compared to an operating loss of $0.4 million in the prior year period). This positive impact was partially offset by decreased volumes in our legacy refrigerated retail business, as previously discussed. Our Bob Evans retail business was negatively impacted in the six months ended March 31, 2018 by integration costs of $6.1 million, the recognition of an acquisition accounting-related inventory valuation adjustment of $4.1 million and acquisition-related costs of $2.4 million.

Active Nutrition

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$216.5	$205.2	$11.3	6%	$402.3	$391.2	$11.1	3%
Segment Profit	$44.0	$26.1	$17.9	69%	$79.2	$45.9	$33.3	73%
Segment Profit Margin	20%	13%			20%	12%
Net sales for the Active Nutrition segment increased $11.3 million, or 6%, for the three months ended March 31, 2019, when compared to the prior year period, primarily due to higher average net selling prices and 3% higher volumes. Sales of RTD protein shakes and other RTD beverage sales were up $18.5 million, or 13%, due to 5% volume growth and higher net selling prices as a result of targeted price increases and changes in promotional timing at key customers compared to the prior year period. Growth for RTD protein shakes in the second quarter was unfavorably impacted by a reduction in available flavors due to low inventory levels at September 30, 2018. To increase inventory and minimize the overall impact to customers and consumers, the number of available RTD protein shake flavors was reduced from seven to two in the first quarter of fiscal 2019. During the second quarter of fiscal 2019, all flavors were reintroduced. Sales for powders were up $1.7 million, or 6%, with volume up 6%, primarily due to distribution gains in the club and mass channels and organic growth in the eCommerce channel. Sales for nutrition bars were down $9.0 million, or 35%, with volume down 25%. Sales of all other products increased $0.1 million, or 3%, with volume up 7%.
Net sales for the Active Nutrition segment increased $11.1 million, or 3%, for the six months ended March 31, 2019, when compared to the prior year period, primarily due to 2% higher volumes. Sales of RTD protein shakes and other RTD beverages sales were up $23.7 million, or 8%, due to 5% volume growth and higher net selling prices as a result of targeted price increases and changes in promotional timing at key customers compared to the prior year period. Growth for RTD protein shakes in the six months ended March 31, 2019 was unfavorably impacted by a reduction in available flavors due to low inventory levels at September 30, 2018. To increase inventory and minimize the overall impact to customers and consumers, the number of available RTD protein shake flavors was reduced from seven to two in the first quarter of fiscal 2019. During the second quarter of fiscal 2019, all flavors were reintroduced. Sales for powders were up $5.0 million, or 9%, with volume up 8%, primarily due to distribution gains in the club and mass channels and organic growth in the eCommerce channel. Sales for nutrition bars were down $17.0 million, or 34%, with volume down 30%. Sales of all other products decreased $0.6 million, or 11%, with volume down 11%.
Segment profit increased $17.9 million, or 69%, for the three months ended March 31, 2019, when compared to the prior year period. This increase was primarily driven by increased volume and higher average net selling prices, as previously discussed, lower raw material costs of $7.5 million and reduced advertising and consumer spending of $4.6 million, partially offset by higher manufacturing costs of $0.7 million, increased brokerage and warehousing costs of $0.7 million and higher employee-related expenses.
Segment profit increased $33.3 million, or 73%, for the six months ended March 31, 2019, when compared to the prior year period. Segment profit in the six months ended March 31, 2018 was impacted by a litigation settlement accrual of $9.0 million. Excluding this impact, segment profit increased $24.3 million, or 44%. This increase was primarily driven by increased volume and higher average net selling prices, as previously discussed, lower raw material costs of $15.3 million and reduced advertising and consumer spending of $5.7 million, partially offset by higher manufacturing costs of $2.5 million and higher employee-related expenses.
Other Items
General Corporate Expenses and Other

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General corporate expenses and other	$37.3	$45.5	$8.2	18%	$85.7	$73.8	$(11.9)	(16)%
General corporate expenses and other decreased $8.2 million, or 18%, during the three months ended March 31, 2019, when compared to the prior year period, primarily driven by lower third party transaction costs of $14.7 million, increased gains related to mark-to-market adjustments on commodity and foreign currency hedges of $2.7 million and master services agreement (“MSA”) and advisory income of $0.9 million. These positive impacts were partially offset by increased restructuring and plant closure costs of $5.2 million (including increased accelerated depreciation of $4.1 million), higher stock compensation of $0.7 million and increased employee-related expenses. Prior year general corporate expenses were impacted by costs related to the integration planning for the acquisition of Bob Evans of $1.2 million.
General corporate expenses and other increased $11.9 million, or 16%, during the six months ended March 31, 2019, when compared to the prior year period, primarily driven by increased restructuring and plant closure costs of $9.9 million (including increased accelerated depreciation of $7.3 million), increased losses (compared to gains in the prior year period) related to mark-to-market adjustments on commodity and foreign currency hedges of $9.1 million, higher stock compensation of $2.8 million, a gain on assets held for sale of $0.6 million in the current year period and increased employee-related expenses. These negative impacts were partially offset by lower third party transaction costs of $7.1 million and MSA and advisory income of $1.7 million. Prior year general corporate expenses were impacted by costs related to the integration planning for the acquisition of Bob Evans of $5.6 million.
Restructuring and Plant Closure
The table below shows the amount of restructuring and plant closure costs, including accelerated depreciation, attributable to each segment. These amounts are excluded from the measure of segment profit but are included in general corporate expenses and other. For additional information on restructuring costs, refer to Note 5 within “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended March 31,			Six Months Ended March 31,
dollars in millions	2019	2018	$ Change	2019	2018	$ Change
Post Consumer Brands	$4.3	$1.9	$(2.4)	$7.6	$1.9	$(5.7)
Weetabix	2.8	—	(2.8)	4.2	—	(4.2)
	$7.1	$1.9	$(5.2)	$11.8	$1.9	$(9.9)
Gain on Sale of Business
During the three and six months ended March 31, 2019, we recorded gains of $2.6 million and $127.3 million, respectively, related to the 8th Avenue Transactions. Gains recorded in the six months ended March 31, 2019 included foreign exchange losses previously recorded in accumulated OCI of $42.1 million.
LIQUIDITY AND CAPITAL RESOURCES
In connection with funding acquisitions, completing divestitures and managing our capital structure, we completed the following transactions in the six months ended March 31, 2019 (for additional information, see Notes 4, 17 and 19 within “Notes to Condensed Consolidated Financial Statements”):

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

•	$60.0 million outstanding principal value repurchased and retired of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027 and 5.00% senior notes due in August 2026;

•	0.7 million shares of our common stock repurchased at an average share price of $93.77 per share for a total cost of $65.8 million, including broker’s commissions; and

•	$253.6 million of payments made to former holders of Bob Evans common stock who had demanded appraisal of their shares under Delaware law and had not yet been paid for their shares.

The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2019	2018
Cash provided by (used in):
Operating activities	$204.8	$263.6
Investing activities	162.9	(1,541.1)
Financing activities	(1,209.4)	56.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	2.0
Net decrease in cash, cash equivalents and restricted cash	$(842.6)	$(1,218.6)
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
Short-term financing needs primarily consist of working capital requirements and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2019 decreased $58.8 million compared to the prior year period, driven by increased investment to build inventory levels in our Active Nutrition, Post Consumer Brands, Foodservice and Weetabix segments and the absence of cash flows in the current year from our historical Private Brands segment, as well as higher income tax payments of $14.0 million and a $9.0 million legal settlement paid during the six months ended March 31, 2019. These negative impacts were partially offset by increased cash proceeds received of $30.3 million, primarily related to the termination of $800.0 million notional value of our interest rate swaps that were designated as hedging instruments and incremental cash flows from our prior year acquisition of Bob Evans. Additionally, we made lower interest payments of $4.5 million, primarily due to a decrease in the principal balance of debt outstanding from debt repaid and repurchased and retired during fiscal 2019 and 2018.
Investing Activities
Cash provided by investing activities for the six months ended March 31, 2019 was $162.9 million compared to cash used in the prior year period of $1,541.1 million. The cash inflow during the six months ended March 31, 2019 was driven by proceeds received of $266.8 million related to the 8th Avenue Transactions and proceeds received of $29.6 million largely resulting from the termination of $214.2 million notional value of our cross-currency swaps that were designated as hedging instruments. The cash outflow during the six months ended March 31, 2018 was primarily due to cash payments of $1,454.0 million related to our prior year acquisition of Bob Evans. Additionally, capital expenditures increased $49.4 million during the six months ended March 31, 2019, when compared to the prior year period, primarily due to the construction of a new precooked egg facility in Norwalk, Iowa.

Financing Activities
Six months ended March 31, 2019
Cash used in financing activities for the six months ended March 31, 2019 was $1,209.4 million. For the six months ended March 31, 2019, we repaid $863.0 million outstanding principal value of our term loan, and repurchased and retired $60.0 million principal value of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027 and 5.00% senior notes due in August 2026, at a $4.0 million discount. These repayments and repurchases, combined with payments related to our capital lease, resulted in total net payments of $919.1 million. Additionally, payments of $253.6 million, excluding interest, were made to former holders of Bob Evans common stock who had demanded appraisal and had not yet been paid for their shares. We repurchased 0.7 million shares of our common stock for $65.8 million, including broker’s commissions, during the six months ended March 31, 2019, and we also received proceeds from the exercises of stock awards of $41.5 million.
Six months ended March 31, 2018
Cash provided by financing activities for the six months ended March 31, 2018 was $56.9 million. In the six months ended March 31, 2018, we received proceeds from the issuance of long-term debt of $1,000.0 million related to the issuance of our 5.625% senior notes due in January 2028. In connection with this senior notes issuance, combined with payments on prior year senior notes issuances, we paid $10.5 million in debt issuance costs. In addition, we repaid the outstanding principal balance of our 6.00% senior notes due in December 2022, a portion of the outstanding balances of our 5.75% and 8.00% senior notes due in March 2027 and July 2025, respectively, and made quarterly payments on our term loan, which resulted in total principal payments of $751.7 million. We paid premiums and other expenses of $33.5 million related to the early extinguishment of the senior notes and costs associated with the amendment of our Credit Agreement. We also repurchased 1.8 million shares of our common stock for $138.8 million, including broker’s commissions, during the six months ended March 31, 2018.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of March 31, 2019, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement also permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of March 31, 2019, our pro forma consolidated interest coverage ratio exceeded this threshold.
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

•
the ability and timing to close the proposed acquisition of the private label RTE cereal business of TreeHouse Foods, Inc., including obtaining the required regulatory approvals and the satisfaction of other closing conditions for the proposed acquisition;

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

•	the ability of our and our customers’ private brand products to compete with nationally branded products;

•	our ability to successfully operate our international operations in compliance with applicable laws and regulations;

•	changes in economic conditions, disruptions in the United States and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;

•	the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;

•	changes in estimates in critical accounting judgments;

•	loss of key employees, labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension or other postretirement plans;

•	costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents or information security breaches;

•	our ability to protect our intellectual property and other assets;

•	significant differences in our and 8th Avenue’s actual operating results from our guidance regarding our and 8th Avenue’s future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on November 16, 2018.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $10 million at both March 31, 2019 and September 30, 2018. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of March 31, 2019, a hypothetical 10% adverse change in the expected Euro-USD exchange rates and a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by less than $1 million and approximately $55 million, respectively. As of September 30, 2018, a hypothetical 10% adverse change in the expected Euro-USD exchange rates and a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $1 million and $79 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of March 31, 2019, the Company had outstanding principal value of indebtedness of $6,369.3 million related to its senior notes, term loan and capital lease and an undrawn $800.0 million revolving credit facility. Of the total $6,369.3 million of outstanding indebtedness, $5,059.8 million bears interest at a weighted-average fixed interest rate of 5.5%. As of September 30, 2018, the Company had principal value of indebtedness of $7,917.4 million, including amounts classified as held for sale, related to its senior notes, term loan, bridge loan and capital lease. Of the total $7,917.4 million of outstanding indebtedness, $5,119.9 million bore interest at a weighted-average fixed interest rate of 5.5%.
As of March 31, 2019 and September 30, 2018, the fair value of the Company’s total debt, including debt classified as held for sale, was $6,320.0 million and $7,790.9 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $64 million and $97 million as of March 31, 2019 and September 30, 2018, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by less than $1 million and by approximately $1 million during the three and six months ended March 31, 2019, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by less than $1 million during the three and six months ended March 31, 2018.
For additional information regarding the Company’s debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of March 31, 2019 and September 30, 2018, the Company had interest rate swaps with a notional value of $1,923.2 million and $2,723.9 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $44 million and $66 million as of March 31, 2019 and September 30, 2018, respectively.
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
Except as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Weetabix Limited Environmental Matter
In March 2019, Weetabix Limited, one of the Company’s subsidiaries, received notification from the United Kingdom Environment Agency (the “Environment Agency”) that the Environment Agency intends to charge Weetabix Limited in relation to a spill of diesel fuel into the ground at Weetabix Limited’s Burton Latimer site in the United Kingdom that occurred in November 2016, prior to the Company’s acquisition of the Weetabix business. Upon discovery of the spill, Weetabix Limited promptly informed the Environment Agency and took steps to address the spill, including putting in place monitoring and remediation measures. Weetabix Limited has cooperated with the Environment Agency at all times regarding the containment and assessment of the incident. A first court hearing will be scheduled for a future date. The Company does not expect this matter will have a material effect on its financial condition, results of operations or cash flows.
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
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 16, 2018, as of and for the year ended September 30, 2018. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (c)
January 1, 2019-January 31, 2019	31,386	$89.39	31,386	$279,882,183
February 1, 2019- February 28, 2019	315,695	$98.06	315,695	$248,926,255
March 1, 2019- March 31, 2019	66,847	$99.70	66,847	$242,261,559
Total	413,928	$97.66	413,928	$242,261,559

(a)	The total number of shares purchased includes: (i) shares purchased on the open market and (ii) shares purchased pursuant to a Rule 10b5-1 plan.

(b)	Does not include broker’s commissions.

(c)	On May 2, 2018, our Board of Directors authorized the Company to repurchase up to $350,000,000 of shares of our common stock to begin on May 7, 2018. The authorization expires on May 7, 2020.

ITEM 6.	EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 2, 2018)

3.2	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 2, 2018)

3.3	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 31, 2018)

4.1
Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 16, 2013)

4.2
Amendment of Certificate of Designation, Preferences and Rights of 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 19, 2019)

4.3
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

4.4
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

4.5
Indenture (2025 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2017)

4.6
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

4.7
Third Supplemental Indenture (2025 Notes), dated as of May 19, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 22, 2017)

4.8
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

4.9
Fourth Supplemental Indenture (2026 Notes), dated as of February 8, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 12, 2019)

†10.61	8th Avenue Food & Provisions, Inc. Annual Bonus Program (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 18, 2019)

†10.62	Post Holdings, Inc. 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2019)

†10.63	Form of Stock-Settled Restricted Stock Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 30, 2019)

†10.64	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 30, 2019)

†10.65	Form of Non-Qualified Stock Option Award Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 30, 2019)

10.66	First Amendment to First Lien Credit Agreement, dated as of March 19, 2019, by and among 8th Avenue Food & Provisions, Inc. and Barclays Bank PLC, as administrative agent

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2019

Exhibit No.	Description
31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2019

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2019

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2019 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	May 3, 2019	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)