Form 10-Q
period 2019-06-30
Post Holdings, Inc.
filed 2019-08-02
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Common stock, $0.01 Par Value – 73,066,741 shares as of July 31, 2019

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Sales	$1,439.2	$1,608.1	$4,238.3	$4,627.3
Cost of goods sold	977.1	1,149.9	2,898.4	3,248.2
Gross Profit	462.1	458.2	1,339.9	1,379.1
Selling, general and administrative expenses	223.2	225.9	666.1	736.5
Amortization of intangible assets	40.3	47.2	121.0	135.1
Gain on sale of business	—	—	(127.3)	—
Other operating expenses, net	0.4	0.8	1.7	1.5
Operating Profit	198.2	184.3	678.4	506.0
Interest expense, net	85.6	98.9	230.5	288.2
(Gain) loss on extinguishment of debt, net	—	(6.1)	6.1	31.5
Expense (income) on swaps, net	86.2	(17.2)	200.9	(70.4)
Other income, net	(3.7)	(3.5)	(11.1)	(10.6)
Earnings before Income Taxes and Equity Method Loss	30.1	112.2	252.0	267.3
Income tax expense (benefit)	7.4	15.4	39.6	(216.5)
Equity method loss, net of tax	6.2	—	25.7	—
Net Earnings Including Noncontrolling Interest	16.5	96.8	186.7	483.8
Less: Net earnings attributable to noncontrolling interest	0.3	0.3	0.9	0.9
Net Earnings	16.2	96.5	185.8	482.9
Less: Preferred stock dividends	—	2.0	3.0	8.0
Net Earnings Available to Common Shareholders	$16.2	$94.5	$182.8	$474.9

Earnings per Common Share:
Basic	$0.22	$1.41	$2.61	$7.13
Diluted	$0.21	$1.29	$2.47	$6.34

Weighted-Average Common Shares Outstanding:
Basic	73.3	67.0	70.1	66.6
Diluted	75.4	75.0	75.3	76.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Earnings Including Noncontrolling Interest	$16.5	$96.8	$186.7	$483.8
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(1.2)	(0.8)	(3.5)	(2.4)
Hedging adjustments:
Unrealized net gain on derivatives	13.6	53.0	26.1	56.9
Reclassifications to net earnings	(0.4)	(1.1)	(30.9)	(2.6)
Other reclassifications	—	—	—	(0.5)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(41.0)	(111.3)	(43.5)	(27.4)
Reclassifications to net earnings	—	—	42.1	—
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits	0.3	0.3	0.8	1.7
Hedging	(2.7)	(13.1)	9.9	(15.9)
Total Other Comprehensive (Loss) Income	(31.4)	(73.0)	1.0	9.8
Less: Comprehensive income attributable to noncontrolling interest	0.2	0.3	1.1	0.9
Total Comprehensive (Loss) Income	$(15.1)	$23.5	$186.6	$492.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2019	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$364.7	$989.7
Restricted cash	1.8	4.8
Receivables, net	473.4	462.3
Inventories	560.6	484.2
Current assets held for sale	—	195.0
Prepaid expenses and other current assets	42.5	64.3
Total Current Assets	1,443.0	2,200.3
Property, net	1,722.0	1,709.7
Goodwill	4,476.0	4,499.6
Other intangible assets, net	3,406.9	3,539.3
Equity method investments	157.1	5.2
Other assets held for sale	—	856.6
Other assets	192.9	246.8
Total Assets	$11,397.9	$13,057.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$10.1	$22.1
Accounts payable	325.4	365.1
Current liabilities held for sale	—	65.6
Other current liabilities	380.2	339.3
Total Current Liabilities	715.7	792.1
Long-term debt	6,324.5	7,232.1
Deferred income taxes	723.9	778.4
Other liabilities held for sale	—	695.1
Other liabilities	416.5	499.3
Total Liabilities	8,180.6	9,997.0

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.8	0.8
Additional paid-in capital	3,653.4	3,590.9
Retained earnings	268.9	88.0
Accumulated other comprehensive loss	(38.4)	(39.4)
Treasury stock, at cost	(678.6)	(589.9)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,206.1	3,050.4
Noncontrolling interest	11.2	10.1
Total Shareholders’ Equity	3,217.3	3,060.5
Total Liabilities and Shareholders’ Equity	$11,397.9	$13,057.5

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net Earnings Including Noncontrolling Interest	$186.7	$483.8
Adjustments to reconcile net earnings including noncontrolling interest to net cash flow provided by operating activities:
Depreciation and amortization	288.1	300.8
Unrealized loss (gain) on interest rate swaps	200.5	(71.4)
Gain on sale of business	(127.3)	—
Loss on extinguishment of debt, net	6.1	31.5
Non-cash stock-based compensation expense	28.4	23.2
Equity method loss, net of tax	25.7	—
Deferred income taxes	(39.7)	(241.1)
Other, net	3.4	10.5
Other changes in operating assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables, net	(8.1)	5.7
(Increase) decrease in inventories	(77.4)	20.5
Decrease in prepaid expenses and other current assets	14.3	0.2
Decrease (increase) in other assets	1.4	(22.4)
(Decrease) increase in accounts payable and other current liabilities	(1.1)	60.2
Increase (decrease) in non-current liabilities	3.8	(10.4)
Net Cash Provided by Operating Activities	504.8	591.1
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(1,454.0)
Additions to property	(202.7)	(142.1)
Proceeds from sale of property and assets held for sale	2.1	0.3
Proceeds from sale of business	266.8	—
Cross-currency swap cash settlements	30.5	—
Other, net	—	(1.2)
Net Cash Provided by (Used in) Investing Activities	96.7	(1,597.0)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	1,000.0
Repayments of long-term debt	(919.1)	(900.5)
Payments to appraisal rights holders	(253.6)	—
Purchases of treasury stock	(84.7)	(218.7)
Payments of preferred stock dividends	(4.0)	(8.8)
Payments of debt issuance and modification costs	(8.7)	(10.5)
Refund of debt issuance costs	7.8	—
Payment of debt extinguishment costs	—	(33.7)
Proceeds from exercises of stock awards	41.5	4.0
Other, net	(7.5)	(5.7)
Net Cash Used in Financing Activities	(1,228.3)	(173.9)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1.2)	(1.7)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(628.0)	(1,181.5)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	994.5	1,530.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$366.5	$348.6

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2019	2018	2019	2018
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning of period	0.8	0.8	0.8	0.7
Preferred stock conversion	—	—	—	0.1
End of period	0.8	0.8	0.8	0.8
Additional Paid-in Capital
Beginning of period	3,643.1	3,574.0	3,590.9	3,566.5
Preferred stock dividends declared	—	—	—	(6.8)
Activity under stock and deferred compensation plans	—	—	34.2	(1.5)
Stock-based compensation expense	10.3	7.4	28.4	23.2
Preferred stock conversion	—	—	(0.1)	—
End of period	3,653.4	3,581.4	3,653.4	3,581.4
Retained Earnings (Accumulated Deficit)
Beginning of period	252.7	11.8	88.0	(376.0)
Net earnings	16.2	96.5	185.8	482.9
Adoption of Accounting Standards Updates	—	—	(0.9)	1.4
Preferred stock dividends declared	—	(2.0)	(4.0)	(2.0)
End of period	268.9	106.3	268.9	106.3
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	36.1	34.9	37.9	35.1
Net change in retirement benefits, net of tax	(0.9)	(0.5)	(2.7)	(0.7)
End of period	35.2	34.4	35.2	34.4
Hedging Adjustments, net of tax
Beginning of period	32.0	(12.0)	37.4	(11.1)
Net change in hedges, net of tax	10.5	38.8	5.1	37.9
End of period	42.5	26.8	42.5	26.8
Foreign Currency Translation Adjustments
Beginning of period	(75.1)	19.9	(114.7)	(64.0)
Foreign currency translation adjustments	(41.0)	(111.3)	(1.4)	(27.4)
End of period	(116.1)	(91.4)	(116.1)	(91.4)
Treasury Stock
Beginning of period	(655.7)	(510.0)	(589.9)	(371.2)
Purchases of treasury stock	(22.9)	(79.9)	(88.7)	(218.7)
End of period	(678.6)	(589.9)	(678.6)	(589.9)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,206.1	3,068.4	3,206.1	3,068.4
Noncontrolling Interest
Beginning of period	11.0	10.3	10.1	9.7
Net earnings attributable to noncontrolling interest	0.3	0.3	0.9	0.9
Foreign currency translation adjustments	(0.1)	—	0.2	—
End of period	11.2	10.6	11.2	10.6
Total Shareholders’ Equity	$3,217.3	$3,079.0	$3,217.3	$3,079.0
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
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income, financial condition, cash flows and shareholders’ equity for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain prior year amounts have been reclassified to conform with the fiscal 2019 presentation. These reclassifications had no impact on net earnings or shareholders’ equity as previously reported.
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
Recently Issued
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. These ASUs are effective for annual periods beginning after December 15, 2018 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020), with early adoption permitted. The Company will adopt these ASUs on October 1, 2019 and expects to use the modified retrospective method of adoption. The Company has selected a software vendor and is in the process of assessing its lease agreements to identify those that fall within the scope of this guidance. These ASUs will result in a material increase in both assets and liabilities; however, the Company is unable to quantify the impact at this time. In addition, the Company expects to provide expanded disclosures upon adoption to present additional information related to its leasing arrangements.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires an entity to report the service cost component of periodic net benefit cost as an operating expense in the same line item or items as other compensation costs arising from services rendered by employees during the period. Other components of net benefit cost are to be presented outside of income from operations in the statement of operations separately from the service cost component. This ASU also allows only the service cost component to be eligible for capitalization when applicable. The Company adopted this ASU on October 1, 2018 and used the retrospective method of adoption, as required by the ASU. The adoption of this ASU resulted in an increase in “Cost of goods sold” and “Selling, general and administrative expenses” of $3.2 and $0.3, respectively, and a corresponding increase in “Other income, net” of $3.5, for the three months ended June 30, 2018, and an increase in “Cost of goods sold” and “Selling, general and administrative expenses” of $9.7 and $0.9, respectively, and a corresponding increase in “Other income, net” of $10.6, for the nine months ended June 30, 2018, to reflect the exclusion of all components of benefit cost, with the exception of service cost, from operating profit. For additional disclosures about pension and other postretirement benefits, refer to Note 18.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of year cash balance to the end of year cash balance as shown on the statement of cash flows. The Company adopted this ASU on October 1, 2018 and used the retrospective method of adoption, as required by the ASU. The adoption of this ASU resulted in a decrease in net cash used in investing activities of $1.8 for the nine months ended June 30, 2018.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all previously existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU on October 1, 2018, as required by the ASU, and used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to recognition timing and classification changes of immaterial amounts within the statements of operations and on the balance sheet. For additional information, refer to Note 3.
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

The Company reviews and updates estimates of variable consideration quarterly. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration.
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

The following tables summarize the impact of the Company’s adoption of ASC Topic 606 on a modified retrospective basis in the Company’s Condensed Consolidated Statements of Operations. As a result of the adoption, certain payments to customers totaling $6.9 and $19.2 in the three and nine months ended June 30, 2019, respectively, previously classified in “Selling, general, and administrative expenses” were classified as “Net Sales” in the Condensed Consolidated Statements of Operations. These payments to customers relate to trade advertisements that support the Company’s sales to customers. In accordance with ASC Topic 606, these payments were determined not to be distinct within the customer contracts and, as such, require classification within net sales. Additionally, in the three and nine months ended June 30, 2019, the Company has recognized revenue of $0.4 and $1.1, respectively, that was deferred upon the adoption of ASC Topic 606 in accordance with the satisfaction of the related performance obligation. The recognition of unearned revenue is included in “Net Sales” in the Company’s Condensed Consolidated Statements of Operations. No material changes to the balance sheet were required by the adoption of ASC Topic 606.

	Three Months Ended June 30, 2019
	As Reported Under Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$1,439.2	$1,445.7	$(6.5)
Cost of goods sold	977.1	977.1	—
Gross Profit	462.1	468.6	(6.5)
Selling, general and administrative expenses	223.2	230.1	(6.9)
Amortization of intangible assets	40.3	40.3	—
Other operating expenses, net	0.4	0.4	—
Operating Profit	$198.2	$197.8	$0.4

	Nine Months Ended June 30, 2019
	As Reported Under Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$4,238.3	$4,256.4	$(18.1)
Cost of goods sold	2,898.4	2,898.4	—
Gross Profit	1,339.9	1,358.0	(18.1)
Selling, general and administrative expenses	666.1	685.3	(19.2)
Amortization of intangible assets	121.0	121.0	—
Gain on sale of business	(127.3)	(127.3)	—
Other operating expenses, net	1.7	1.7	—
Operating Profit	$678.4	$677.3	$1.1

Disaggregated Revenues
The following table presents net sales by product. The amounts for the three and nine months ended June 30, 2019 are presented under ASC Topic 606, “Revenue from Contracts with Customers,” and the amounts for the three and nine months ended June 30, 2018 are presented under ASC Topic 605, “Revenue Recognition.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Cereal and granola	$582.5	$597.0	$1,701.9	$1,747.8
Egg and egg products	399.1	391.4	1,174.9	1,152.7
Side dishes	124.3	114.8	393.4	282.9
Cheese and dairy	51.4	59.0	175.4	190.3
Sausage	32.9	31.3	113.2	60.0
Protein-based products and supplements	237.6	216.4	639.9	607.6
Nut butters and dried fruit and nut	—	123.1	—	355.7
Pasta	—	59.8	—	196.2
Other	12.0	17.3	41.1	38.5
Eliminations	(0.6)	(2.0)	(1.5)	(4.4)
Net Sales	$1,439.2	$1,608.1	$4,238.3	$4,627.3

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
On October 1, 2018, the Company completed the 8th Avenue Transactions in which Post and THL separately capitalized 8th Avenue and 8th Avenue became the holding company for Post’s historical private brands business. Post received gross proceeds of $875.0 from the 8th Avenue Transactions, as well as $16.8 related to final working capital adjustments, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. Post’s gross proceeds consisted of (i) $250.0 from THL and (ii) $625.0 from a committed senior increasing rate bridge loan (the “Bridge Loan”), which was funded in fiscal 2018 prior to the closing of the 8th Avenue Transactions (see Note 17). THL received 2.5 shares of 8th Avenue preferred stock with an 11% cumulative, quarterly compounding dividend and a $100.00 per share liquidation value and shares of common stock equal to 39.5% of the common equity in 8th Avenue. During the nine months ended June 30, 2019, the Company recorded a gain of $127.3 related to the 8th Avenue Transactions, which was reported as “Gain on sale of business” in the Condensed Consolidated Statement of Operations. The gain included foreign exchange losses previously recorded in accumulated other comprehensive income (“OCI”) of $42.1. Effective October 1, 2018, 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. For additional information regarding the Company’s equity method investment in 8th Avenue, refer to Note 9.
In order to calculate the total recorded gain related to the 8th Avenue Transactions of $127.3, management was required to estimate the fair value of the Company’s equity method investment in 8th Avenue. In making this estimate, management used an approach combining the estimated implied value from the 8th Avenue Transactions, an income approach and a market approach, in which the greatest value was placed on the implied value from the 8th Avenue Transactions. In order to calculate the fair value implied by the 8th Avenue Transactions, management was required to estimate the value of the 8th Avenue equity. In making this estimate, management used a lattice model, which required significant assumptions, including estimates for the term, credit spread, yield volatility and risk free rates associated with 8th Avenue’s preferred stock. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach was based on a market multiple (revenue and EBITDA, which stands for earnings before interest, income taxes, depreciation and amortization) and required an estimate of appropriate multiples based on the market data.
On January 12, 2018, the Company completed its acquisition of Bob Evans Farms, Inc. (“Bob Evans”), resulting in the Company owning all of the outstanding shares of Bob Evans common stock. At closing, the Company paid each holder of shares of Bob Evans common stock, other than holders who demanded appraisal of their shares under Delaware law and had not withdrawn their demands as of the closing date, $77.00 per share, resulting in a payment at closing of $1,381.2 (which, in addition to the amounts paid to Bob Evans stockholders, includes amounts paid to retire certain debt and other obligations of Bob Evans). Any shares of Bob Evans common stock subject to appraisal as of the closing date were canceled and no longer outstanding after closing. The closing payment did not include any amounts due to former holders of approximately 4.35 shares of Bob Evans common stock who demanded appraisal under Delaware law and had not withdrawn their demands as of the closing date. At September 30, 2018, former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $267.0 at September 30, 2018, which was the number of shares of Bob Evans common stock for which former Bob Evans stockholders demanded appraisal and had not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%. In December 2018, the Company made payments of $257.6 to the former holders of Bob Evans common stock who had demanded appraisal and had not been paid for their shares. The payments constitute a settlement with one former stockholder as well as prepayments of the $77.00 per share merger consideration to the remaining former stockholders. At June 30, 2019, the Company had a remaining accrual of $14.0, which represents the accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00% related to 2.5 shares for which the $77.00 per share merger consideration was paid. Additional payments related to these 2.5 shares could be made in the future. The liabilities were reported in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets at June 30, 2019 and September 30, 2018, respectively. For additional information regarding the proceedings brought by former holders of Bob Evans common stock who demanded appraisal of their shares under Delaware law, refer to Note 16.
Bob Evans is a producer of refrigerated potato and pasta side dishes, pork sausage and a variety of refrigerated and frozen convenience food items. The acquisition strengthened the Company’s position in the foodservice and refrigerated retail channels. Bob Evans is reported in two reportable segments. The results of Bob Evans’s foodservice operations are reported in the Foodservice segment and the results of Bob Evans’s retail operations are reported in the Refrigerated Retail segment (see Note 20). Based upon the purchase price allocation, the Company recorded $376.0 of customer relationships to be amortized over a weighted-average period of 18 years, $6.0 of definite-lived trademarks to be amortized over a weighted-average period of 10 years and $400.0 of indefinite-lived trademarks.

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

	Acquisition Date Amounts Recognized as of September 30, 2018 (a)	Adjustments During Fiscal 2019	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$15.6	$—	$15.6
Receivables	58.5	—	58.5
Inventories	27.1	—	27.1
Prepaid expenses and other current assets	34.3	—	34.3
Property	184.3	—	184.3
Goodwill	898.3	(0.7)	897.6
Other intangible assets	782.0	—	782.0
Other assets	0.4	—	0.4
Accounts payable	(18.2)	—	(18.2)
Other current liabilities	(58.5)	—	(58.5)
Deferred tax liability - long-term	(194.9)	0.7	(194.2)
Other liabilities	(5.3)	—	(5.3)
Total acquisition cost (b)	$1,723.6	$—	$1,723.6

(a)	As previously reported in Post’s Annual Report on Form 10-K for fiscal 2018 filed with the SEC on November 16, 2018.

(b)
Total acquisition cost is comprised of $1,381.2 paid at closing and additional payments of $342.4, which includes payments to former holders of shares of Bob Evans common stock who exercised appraisal rights, payments in connection with Bob Evans deferred compensation plans and payments to compensate Bob Evans employees due to the cancellation of their outstanding employee stock awards.

Transaction-related Expenses
The Company incurs transaction-related expenses in connection with both completed and contemplated acquisitions, divestitures and mergers. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. Transaction-related expenses of $3.8 and $18.3 were incurred during the three and nine months ended June 30, 2019, respectively, and $2.5 and $26.5 were incurred during the three and nine months ended June 30, 2018, respectively. These expenses were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Transaction-related expenses included costs attributable to the 8th Avenue Transactions of $9.9 for the nine months ended June 30, 2019, and $1.9 and $3.9 for the three and nine months ended June 30, 2018, respectively.
Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of Bob Evans for the periods presented as if the fiscal 2018 acquisition had occurred on October 1, 2016, along with certain pro forma adjustments. Additionally, the impact of the 8th Avenue Transactions is presented in this unaudited pro forma information as if the transactions had occurred on October 1, 2017. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon the fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustments on acquired businesses, transaction and extinguished debt costs and related income taxes. Additionally, the gain of $127.3 in the nine months ended June 30, 2019, related to the 8th Avenue Transactions was adjusted out of the current year results. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the transactions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Pro forma net sales	$1,439.2	$1,403.0	$4,238.3	$4,174.4
Pro forma net earnings available to common shareholders	$16.7	$88.9	$101.0	$464.1
Pro forma basic earnings per common share	$0.23	$1.33	$1.44	$6.97
Pro forma diluted earnings per common share	$0.22	$1.21	$1.38	$6.20

NOTE 5 — RESTRUCTURING
In February 2018, the Company announced its plan to close its cereal manufacturing facility in Clinton, Massachusetts, which manufactures certain Weetabix products distributed in North America. The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the facility is expected to be completed by September 2019.
Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2017	$—	$—	$—
Charge to expense	2.1	1.5	3.6
Cash payments	—	—	—
Non-cash charges	—	(1.5)	(1.5)
Balance, June 30, 2018	$2.1	$—	$2.1

Balance, September 30, 2018	$2.7	$—	$2.7
Charge to expense	2.7	7.8	10.5
Cash payments	(1.4)	—	(1.4)
Non-cash charges	—	(7.8)	(7.8)
Balance, June 30, 2019	$4.0	$—	$4.0

Total expected restructuring charge	$5.4	$10.3	$15.7
Cumulative restructuring charges incurred to date	5.4	10.3	15.7
Remaining expected restructuring charge	$—	$—	$—

The Company incurred total restructuring charges of $4.7 and $10.5 in the three and nine months ended June 30, 2019, respectively, and $1.8 and $3.6 in the three and nine months ended June 30, 2018, respectively. Employee-related costs were included in “Selling, general and administrative expenses” and accelerated depreciation expense was included in “Cost of goods sold” in the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance (see Note 20).
NOTE 6 — ASSETS AND LIABILITIES HELD FOR SALE
The major classes of assets and liabilities comprising “Current assets held for sale,” “Other assets held for sale,” “Current liabilities held for sale” and “Other liabilities held for sale” on the Condensed Consolidated Balance Sheet as of September 30, 2018 are shown in the following table. There were no assets or liabilities held for sale at June 30, 2019.

September 30, 2018
Current assets held for sale
Restricted cash	$0.7
Receivables, net	79.8
Inventories	111.6
Prepaid expenses and other current assets	1.5
Property, net (a)	1.4
$195.0
Other assets held for sale
Property, net (a)	$165.1
Goodwill	417.1
Other intangible assets, net	270.4
Other assets	4.0
$856.6
Current liabilities held for sale
Accounts payable	$37.4
Other current liabilities	28.2
$65.6
Other liabilities held for sale
Long-term debt (b)	$614.6
Deferred income taxes	79.9
Other liabilities	0.6
$695.1

(a)
In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the building classified as held for sale related to the closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts and the 8th Avenue properties held for sale are classified as current and noncurrent, respectively, on the Condensed Consolidated Balance Sheet.

(b)
In connection with the 8th Avenue Transactions, the Company classified its Bridge Loan and associated debt issuance costs as held for sale at September 30, 2018. See Note 17 for information about the Bridge Loan.

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
In connection with the 8th Avenue Transactions, the Company recorded a gain of $127.3 in the nine months ended June 30, 2019, which was reported as “Gain on sale of business” in the Condensed Consolidated Statement of Operations, as well as a loss of $2.6 in the nine months ended June 30, 2019, which was included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations. During the nine months ended June 30, 2019, a gain of $0.6 was recorded related to the sale of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts and was included in “Other operating expense, net” in the Condensed Consolidated Statement of Operations. There were no held for sale gains or losses recorded in the three or nine months ended June 30, 2018.

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

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Active Nutrition	Total
Balance, September 30, 2018
Goodwill (gross)	$2,012.0	$900.9	$1,336.1	$793.8	$180.7	$5,223.5
Accumulated impairment losses	(609.1)	—	—	—	(114.8)	(723.9)
Goodwill (net)	$1,402.9	$900.9	$1,336.1	$793.8	$65.9	$4,499.6
Acquisition related adjustment	—	—	(0.5)	(0.2)	—	(0.7)
Currency translation adjustment	(0.1)	(22.8)	—	—	—	(22.9)
Balance, June 30, 2019
Goodwill (gross)	$2,011.9	$878.1	$1,335.6	$793.6	$180.7	$5,199.9
Accumulated impairment losses	(609.1)	—	—	—	(114.8)	(723.9)
Goodwill (net)	$1,402.8	$878.1	$1,335.6	$793.6	$65.9	$4,476.0

NOTE 8 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	June 30, 2019			September 30, 2018
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,302.5	$(533.1)	$1,769.4	$2,307.0	$(444.4)	$1,862.6
Trademarks and brands	814.5	(220.0)	594.5	768.5	(188.2)	580.3
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,120.1	(756.2)	2,363.9	3,078.6	(635.7)	2,442.9
Not subject to amortization:
Trademarks and brands	1,043.0	—	1,043.0	1,096.4	—	1,096.4
	$4,163.1	$(756.2)	$3,406.9	$4,175.0	$(635.7)	$3,539.3

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

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(7.3)	$(30.1)
	60.5%	60.5%
Equity method loss available to Post	$(4.4)	$(18.2)
Less: Amortization of basis difference, net of tax (a)	1.8	7.2
Equity method loss, net of tax	$(6.2)	$(25.4)

(a)
The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a total basis difference of $70.3. The basis difference related to inventory of $2.0, net of tax, was included in equity method loss in the nine months ended June 30, 2019. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At June 30, 2019, the remaining basis difference to be amortized was $63.1.

Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Net sales	$202.7	$630.5
Gross profit	$35.2	$104.4

Net earnings (loss)	$—	$(8.7)
Less: Preferred stock dividend	7.3	21.4
Net Loss Available to 8th Avenue Common Shareholders	$(7.3)	$(30.1)

Prior to the 8th Avenue Transactions, Post’s historical private brands business used certain functions and services performed by the Company. These functions and services included information systems, sales and marketing, procurement, accounting shared services, legal, tax, human resources, payroll and cash management. After the completion of the 8th Avenue Transactions, the Company continues to provide many of these services to 8th Avenue under a master services agreement (“MSA”). In addition, Post and THL both provide certain advisory services to 8th Avenue for a fee. During the three and nine months ended June 30, 2019, the Company recorded MSA and advisory income of $1.0 and $3.1, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. No such income was recorded in the three and nine months ended June 30, 2018.
During the three and nine months ended June 30, 2019, the Company had net sales to 8th Avenue of $1.3 and $3.3, respectively, and purchases from and royalties paid to 8th Avenue of $1.9 and $7.0, respectively. The investment in 8th Avenue was $152.1 at June 30, 2019 and was included in “Equity method investments” on the Condensed Consolidated Balance Sheet. The Company had receivables and payables with 8th Avenue of $3.0 and $0.4, respectively, at June 30, 2019, related to the separation of 8th Avenue from the Company, the closing of the 8th Avenue Transactions, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases. The receivables and payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheet.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Proprietary) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”), whose assets are reported in the Weetabix segment (see Note 20).
Alpen is a South African-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $5.0 and $5.2 at June 30, 2019 and September 30, 2018, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $1.1 and $1.0 at June 30, 2019 and September 30, 2018, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on

Weetabix East Africa’s Board of Directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements.
NOTE 10 — INCOME TAXES
The effective income tax rate was 24.6% and 15.7% during the three and nine months ended June 30, 2019, respectively, and 13.7% and (81.0)% for the three and nine months ended June 30, 2018, respectively. In accordance with ASC Topic 740, “Income Taxes,” the Company records income tax expense (benefit) for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the nine months ended June 30, 2019, the effective income tax rate differed significantly from the statutory rate primarily as a result of $18.5 of discrete tax benefit items related to excess tax benefits for share-based payments.
In the three and nine months ended June 30, 2018, the effective income tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to the Company’s accounting for income taxes with the most significant of these impacts resulting from the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for the Company’s 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the nine months ended June 30, 2018, the Company (i) remeasured its existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018 and recorded a provisional tax benefit of $283.1 (adjusted to $281.2 during the year ended September 30, 2018) and (ii) calculated the one-time transition tax and recorded provisional tax expense of $7.1 (adjusted to $10.3 during the year ended September 30, 2018). Full expensing of certain depreciable assets resulted in temporary differences, which were analyzed throughout fiscal 2018 as assets were placed in service. Included in (i) above are tax benefit adjustments of $10.7 and $12.4, recorded in the three and nine months ended June 30, 2018, respectively, to further refine the remeasurement made in the first quarter of fiscal 2018 of the Company’s existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018. The impacts of the Tax Act have been finalized, and no additional adjustments were or will be recorded in fiscal 2019.
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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net earnings for basic earnings per share	$16.2	$94.5	$182.8	$474.9
Dilutive preferred stock dividends	—	2.0	3.0	8.0
Net earnings for diluted earnings per share	$16.2	$96.5	$185.8	$482.9

Weighted-average shares for basic earnings per share	73.3	67.0	70.1	66.6
Effect of dilutive securities:
Stock options	1.5	1.7	1.8	1.7
Stock appreciation rights	0.1	0.1	0.1	0.1
Restricted stock units	0.5	0.3	0.5	0.4
Preferred shares conversion to common	—	5.9	2.8	7.4
Total dilutive securities	2.1	8.0	5.2	9.6
Weighted-average shares for diluted earnings per share	75.4	75.0	75.3	76.2

Basic earnings per common share	$0.22	$1.41	$2.61	$7.13
Diluted earnings per common share	$0.21	$1.29	$2.47	$6.34
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Stock options	0.1	0.6	0.1	0.6
Restricted stock units	—	0.1	—	0.1

NOTE 12 — INVENTORIES

	June 30, 2019	September 30, 2018
Raw materials and supplies	$95.2	$107.8
Work in process	17.5	17.8
Finished products	412.6	324.1
Flocks	35.3	34.5
	$560.6	$484.2

NOTE 13 — PROPERTY, NET

	June 30, 2019	September 30, 2018
Property, at cost	$2,700.6	$2,543.0
Accumulated depreciation	(978.6)	(833.3)
	$1,722.0	$1,709.7

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

At June 30, 2019, the Company’s derivative instruments consisted of:
Not designated as hedging instruments under ASC Topic 815

•	Commodity and energy futures and option contracts, which relate to inputs that generally will be utilized within the next year;

•	foreign currency forward contracts maturing within the next year that have the effect of hedging currency fluctuations between the Euro and the U.S. Dollar;

•
a pay-fixed, receive-variable interest rate swap maturing in May 2021 that requires monthly settlements and has the effect of hedging interest payments on debt expected to be issued but not yet priced; and

•
rate-lock interest rate swaps that require seven lump sum settlements with the first settlement occurring in December 2019 and the last in July 2023 and have the effect of hedging interest payments on debt expected to be issued but not yet priced.

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

In the first quarter of fiscal 2019, the Company terminated $800.0 and $214.2 notional value of its interest rate swap and cross-currency swap contracts, respectively, that were designated as hedging instruments. In connection with the interest rate swap terminations, the Company received cash proceeds of $29.8, and reclassified previously recorded gains from accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2019. In connection with the cross-currency swap terminations, the Company received cash proceeds of $26.2, which were recorded to accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event all United Kingdom-based operations are liquidated.
In the second quarter of fiscal 2018, the Company changed the designation of its foreign currency forward contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the new designation, the Company reclassified gains previously recorded in accumulated OCI of $1.8, of which $1.3 was reclassified to “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2018.
The following table shows the notional amounts of derivative instruments held.

	June 30, 2019	September 30, 2018
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$38.9	$64.3
Energy contracts	46.8	20.8
Foreign exchange contracts - Forward contracts	2.7	9.3
Interest rate swap	73.5	74.6
Interest rate swaps - Rate-lock swaps	1,649.3	1,649.3
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	448.7	662.9
Interest rate swap	200.0	1,000.0

The following table presents the balance sheet location and fair value of the Company’s derivative instruments, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	June 30, 2019	September 30, 2018	June 30, 2019	September 30, 2018
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$6.0	$1.9	$—	$—
Energy contracts	Prepaid expenses and other current assets	2.6	4.9	—	—
Commodity contracts	Other assets	0.9	0.2	—	—
Energy contracts	Other assets	—	0.3	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	0.3	1.2	0.3	1.1
Foreign exchange contracts	Other assets	4.9	17.6	4.9	17.6
Interest rate swaps	Prepaid expenses and other current assets	—	6.4	—	6.4
Interest rate swaps	Other assets	—	33.9	—	30.6
		$14.7	$66.4	$5.2	$55.7

Liability Derivatives:
Commodity contracts	Other current liabilities	$0.1	$2.2	$—	$—
Energy contracts	Other current liabilities	1.4	0.4	—	—
Energy contracts	Other liabilities	0.1	—	—	—
Foreign exchange contracts	Other current liabilities	—	1.5	—	1.4
Foreign exchange contracts	Other liabilities	—	19.4	—	19.4
Interest rate swaps	Other current liabilities	25.4	23.6	1.1	—
Interest rate swaps	Other liabilities	295.3	94.3	4.5	—
		$322.3	$141.4	$5.6	$20.8

The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2019	2018
Commodity contracts	Cost of goods sold	$(5.7)	$5.0
Energy contracts	Cost of goods sold	2.6	(2.6)
Foreign exchange contracts	Selling, general and administrative expenses	—	1.1
Interest rate swaps	Expense (income) on swaps, net	86.2	(17.2)

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI		Gain Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2019	2018	2019	2018
Interest rate swaps	4.6	(7.5)	(0.4)	(1.1)	Interest expense, net
Cross-currency swaps	(18.2)	(45.5)	—	—	Expense (income) on swaps, net

The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2019	2018
Commodity contracts	Cost of goods sold	$(2.7)	$0.3
Energy contracts	Cost of goods sold	2.6	(5.5)
Foreign exchange contracts	Selling, general and administrative expenses	—	1.3
Interest rate swaps	Expense (income) on swaps, net	200.9	(70.4)

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI		Gain Reclassified from Accumulated OCI into Earnings		Statement of Operations Location
	2019	2018	2019	2018
Foreign exchange contracts	$—	$(0.2)	$—	$(1.3)	Selling, general and administrative expenses
Interest rate swaps	11.7	(37.1)	(30.9)	(1.3)	Interest expense, net
Cross-currency swaps	(37.8)	(19.6)	—	—	Expense (income) on swaps, net

Accumulated OCI included a $45.2 net gain on hedging instruments before taxes ($42.5 after taxes) at June 30, 2019, compared to a $50.0 net gain before taxes ($37.4 after taxes) at September 30, 2018. Approximately $1.1 of the net hedging losses reported in accumulated OCI at June 30, 2019 are expected to be reclassified into earnings within the next 12 months. For gains or losses associated with interest rate swaps, the reclassification will occur over the term of the related debt. Reclassification of gains and losses reported in accumulated OCI into earnings related to the cross-currency swaps will only occur in the event all United Kingdom-based operations are liquidated. Accumulated OCI included settlements of cross-currency swaps of $35.3 and $4.8 at June 30, 2019 and September 30, 2018, respectively. In connection with the settlements of cross-currency swaps, the Company recognized gains in accumulated OCI of $0.9 and $30.5 during the three and nine months ended June 30, 2019, respectively, and $1.2 and $2.7 during the three and nine months ended June 30, 2018, respectively.
At June 30, 2019 and September 30, 2018, the Company had pledged collateral of $1.5 and $4.5, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 15 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	June 30, 2019			September 30, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$10.9	$10.9	$—	$43.6	$43.6	$—
Derivative assets	14.7	—	14.7	66.4	—	66.4
	$25.6	$10.9	$14.7	$110.0	$43.6	$66.4
Liabilities:
Deferred compensation liabilities	$30.0	$—	$30.0	$52.2	$—	$52.2
Derivative liabilities	322.3	—	322.3	141.4	—	141.4
	$352.3	$—	$352.3	$193.6	$—	$193.6

The deferred compensation investments are primarily invested in mutual funds, and the fair value is measured using the market approach. These investments are in the same funds, and are purchased in substantially the same amounts, as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. In connection with the acquisition of Bob Evans (see Note 4), the Company had current deferred compensation investments of $24.3 and current deferred compensation liabilities of $24.1 at September 30, 2018. The Bob Evans deferred compensation plans have been terminated, the investments have been liquidated and amounts previously accrued by the Company were paid in January 2019.
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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. Based on current market rates, the fair value of the Company’s debt (Level 2) was $6,502.0 and $7,790.9 as of June 30, 2019 and September 30, 2018, respectively. At September 30, 2018, the fair value of the Company’s debt included amounts classified as held for sale.
Certain assets and liabilities, including property, plant and equipment, goodwill, intangibles and assets held for sale, are measured at fair value on a non-recurring basis.
As stated previously (see Note 6), the Company had assets and liabilities held for sale at September 30, 2018 related to (i) the 8th Avenue Transactions and (ii) the closure of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts. On October 1, 2018, the Company completed the 8th Avenue Transactions, and effective as of that date, 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. The Post Consumer Brands cereal warehouse was sold in November 2018. The fair value of assets and liabilities held for sale were measured on a nonrecurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets and liabilities. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2018	$290.9
Gains related to assets and liabilities held for sale	125.3
Proceeds from the sale of assets and liabilities held for sale	(276.6)
Investment in 8th Avenue, working capital and other adjustments	(139.6)
Balance, June 30, 2019	$—

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
The case involved three plaintiff groups: (i) a nationwide class of direct purchasers of shell eggs (the “direct purchaser class”); (ii) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (iii) indirect purchasers of shell eggs (“indirect purchaser plaintiffs”).
Resolution of claims: To date, MFI has resolved the following claims, including all class claims: (i) in December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0, which was approved by the district court in December 2017; (ii) in January 2017, MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms; (iii) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms; (iv) in June 2019, MFI settled all egg products claims asserted against it by one opt-out plaintiff on confidential terms; and (v) in July 2019, MFI settled all egg products claims asserted against it by a second opt-out plaintiff on confidential terms. MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI.
Remaining portion of the case: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by four opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by such opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants filed a second motion for summary judgment seeking dismissal of the claims, which was denied in June 2019. MFI currently is scheduled to begin trial against one opt-out plaintiff in October 2019. The remaining opt-out plaintiffs have not yet been assigned trial dates.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the case could still result in a material adverse outcome.
Related to these settlements, the Company expensed $0.3 and $2.3 in the three and nine months ended June 30, 2018, which was included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations. No expense was recorded related to these matters in the three or nine months ended June 30, 2019. At June 30, 2019 and September 30, 2018, the Company had $4.2 and $6.0, respectively, accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s financial condition, results of operations and cash flows could be materially affected.
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
At September 30, 2018, former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $267.0 at September 30, 2018, which was the number of shares of Bob Evans common stock for which former Bob Evans stockholders demanded appraisal and had not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%. At June 30, 2019, former holders of 2.5 shares of Bob Evans common stock had not withdrawn their appraisal demands, and the Company had a remaining accrual of $14.0, which represents the accrued interest related to the 2.5 shares for which the $77.00 per share merger consideration was paid. Additional payments related to these 2.5 shares could be made in the future. The liabilities were reported in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets at June 30, 2019 and September 30, 2018, respectively.
While the Company believes its accrual for these matters is appropriate, the final amounts required to resolve such matters could differ materially and the Company’s financial condition, results of operations and cash flows could be materially affected. Accordingly, the Company cannot predict what impact, if any, these matters and any results from such matters could have on the Company’s future financial condition, results of operations or cash flows.
Weetabix Limited Environmental Matter
In March 2019, Weetabix Limited, one of the Company’s subsidiaries, received notification from the United Kingdom Environment Agency (the “Environment Agency”) that the Environment Agency intended to charge Weetabix Limited in relation to a spill of diesel fuel into the ground at Weetabix Limited’s Burton Latimer site in the United Kingdom that occurred in November 2016, prior to the Company’s acquisition of the Weetabix business. Upon discovery of the spill, Weetabix Limited informed the Environment Agency and took all necessary steps to address the spill, including putting in place monitoring and improvement measures. Weetabix Limited has fully cooperated with the Environment Agency at all times regarding the containment and assessment of the incident. A first court hearing was held in the Northampton Magistrates Court on July 4, 2019, and the matter was allocated to the Northampton Crown Court and listed for a hearing on September 13, 2019. The Company does not expect this matter will have a material effect on its financial condition, results of operations or cash flows.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the financial condition, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the financial condition, results of operations or cash flows of the Company.
Leases
Historically, Bob Evans guaranteed certain payment and performance obligations associated with the leases for 143 properties (the “Guarantee”) leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantee remained in effect following the Company’s acquisition of Bob Evans. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantee. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to June 30, 2019, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $13.5 and will increase up to 1.5% annually based on indexed inflation. The lease terms extend for approximately 17 years from June 30, 2019, and the Guarantee would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under the Guarantee, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. The Bob Evans Restaurant Business continues to meet its obligations under these leases, and there have been no events that would indicate the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantee is immaterial as of June 30, 2019.
NOTE 17 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	June 30, 2019	September 30, 2018
5.625% Senior Notes maturing January 2028	$940.9	$960.9
5.50% Senior Notes maturing March 2025	1,000.0	1,000.0
5.75% Senior Notes maturing March 2027	1,299.3	1,326.3
5.00% Senior Notes maturing August 2026	1,697.3	1,710.3
8.00% Senior Notes maturing July 2025	122.2	122.2
Term Loan	1,309.5	2,172.5
Bridge Loan (a)	—	—
Capital lease	0.1	0.2
	$6,369.3	$7,292.4
Less: Current portion of long-term debt	(10.1)	(22.1)
Debt issuance costs, net (a)	(64.6)	(71.2)
Plus: Unamortized premium	29.9	33.0
Total long-term debt	$6,324.5	$7,232.1

(a)
In connection with the 8th Avenue Transactions, the Company classified its Bridge Loan and associated debt issuance costs as held for sale at September 30, 2018. See below for more information about the Bridge Loan. See Note 6 for information about assets and liabilities held for sale.

Senior Notes
On February 8, 2019, the Company received consents (the “Requisite Consents”) from holders of a majority of the outstanding aggregate principal amount of its outstanding 5.00% Senior Notes due August 2026 (the “Notes”) to approve proposed amendments to the indenture relating to the Notes (the “Indenture”). Following receipt of the Requisite Consents, the Company, its subsidiary guarantors and the trustee for the Indenture executed a supplemental indenture documenting the amendments, which more closely aligns certain provisions of the Indenture with the comparable provisions included in the indentures for the Company’s other senior notes, specifically to (i) add an exception to the restricted payments covenant in the Indenture and (ii) revise the “Permitted Investments” definition in the Indenture to add an additional category of Permitted Investments under the Indenture. In connection with the consents, the Company incurred $8.4 of debt modification costs, which were deferred and will be amortized to interest expense over the remaining term of the Notes, and recorded expense of $1.3 in the nine months ended June 30, 2019, which is included in “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations.
Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement (as further amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The issuance of letters of credit is available under the Credit Agreement in an aggregate amount of up to $50.0. The Revolving Credit Facility has outstanding letters of credit of $19.9, which reduced the available borrowing capacity under the Credit Agreement to $780.1 at June 30, 2019.
The Credit Agreement also provides for potential incremental revolving and term facilities at the request of the Company and at the discretion of the lenders, in each case on terms to be determined, and permits the Company, subject to certain conditions, to incur incremental equivalent debt, in an aggregate maximum amount (for incremental revolving and term facilities and incremental equivalent debt combined) not to exceed the greater of (i) $700.0 and (ii) the maximum amount at which (a) the Company’s pro forma consolidated leverage ratio (as defined in the Credit Agreement) would not exceed 6.50 to 1.00 and (b) the Company’s pro forma senior secured leverage ratio (as defined in the Credit Agreement) would not exceed 3.00 to 1.00 as of the date such indebtedness is incurred. The outstanding amounts under the Revolving Credit Facility must be repaid on or before March 28, 2022.

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
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, indebtedness in excess of $75.0, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $75.0, attachments issued against a material part of the Company’s property, change in control, the invalidity of any loan document, the failure of the collateral documents to create a valid and perfected first priority lien and certain events under the Employee Retirement Income Security Act of 1974. Upon the occurrence of an event of default, the maturity of the loans under the Credit Agreement may be accelerated and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees for the Company’s obligations under the Credit Agreement.
Term Loan
In the first quarter of fiscal 2019, the Company utilized a portion of the net proceeds from the 8th Avenue Transactions (see Note 4) to repay $863.0 of the outstanding principal value of its term loan, as required by the Credit Agreement. As a result of the prepayment, quarterly principal installment payments on the term loan are not required until December 31, 2019. Beginning on December 31, 2019, the term loan will require quarterly principal installment payments of $3.35, compared to the previously required quarterly principal installment payments of $5.5, which began on September 30, 2017. The term loan bears interest at an annual rate equal to either the Base Rate or Eurodollar Rate plus an applicable margin of 2.00% for Eurodollar Rate-based loans and 1.00% for Base Rate-based loans. The interest rate on the term loan was 4.41% and 4.22% at June 30, 2019 and September 30, 2018, respectively. The maturity date for the term loan is May 24, 2024.
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
Repayments of Long-Term Debt
The following tables show the Company’s repayments of long-term debt and associated gain or loss included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

	Repayments of Long-Term Debt		(Gain) Loss on Extinguishment of Debt, net
Three Months Ended June 30,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Premium and Debt Extinguishment Costs Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	5.75% Senior Notes	$75.7	$(1.8)	$—	$0.7	$(1.9)
	5.625% Senior Notes	36.6	(1.9)	—	0.4	—
	5.00% Senior Notes	35.7	(2.3)	—	0.5	—
	8.00% Senior Notes	1.3	—	0.2	—	—
	Term Loan	5.5	—	—	—	—
2018	Total	$154.8	$(6.0)	$0.2	$1.6	$(1.9)

	Repayments of Long-Term Debt		(Gain) Loss on Extinguishment of Debt, net
Nine Months Ended June 30,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Premium and Debt Extinguishment Costs Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	Term Loan	$863.0	$—	$—	$7.6	$—
	5.75% Senior Notes	27.0	(1.5)	—	0.3	(0.7)
	5.625% Senior Notes	20.0	(1.3)	—	0.2	—
	5.00% Senior Notes	13.0	(1.2)	—	0.1	—
	Capital lease	0.1	—	—	—	—
	Bridge Loan (a)	—	—	—	2.6	—
2019	Total	$923.1	$(4.0)	$—	$10.8	$(0.7)

	6.00% Senior Notes	$630.0	$—	$30.8	$6.5	$—
	5.75% Senior Notes	173.7	(3.1)	—	1.8	(4.6)
	5.625% Senior Notes	36.6	(1.9)	—	0.4	—
	5.00% Senior Notes	35.7	(2.3)	—	0.5	—
	8.00% Senior Notes	15.3	—	2.0	0.1	—
	Term Loan (b)	16.5	—	0.9	0.4	—
2018	Total	$907.8	$(7.3)	$33.7	$9.7	$(4.6)

(a)
In connection with the assumption of the Bridge Loan by 8th Avenue discussed above, the Company recorded a write-off of debt issuance costs during the nine months ended June 30, 2019 for costs that were not refunded at closing of the 8th Avenue Transactions.

(b)	In connection with an amendment to the Credit Agreement entered into on March 8, 2018, the Company paid debt extinguishment costs and recorded a write-off of debt issuance costs.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of June 30, 2019, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%.
The Credit Agreement permits the Company to incur additional unsecured debt if, among other conditions, the pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of June 30, 2019, the pro forma consolidated interest coverage ratio exceeded this threshold.
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
The following tables provide the components of net periodic benefit cost (gain) for the pension plans.

	North America
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Service cost	$0.9	$1.1	$2.8	$3.2
Interest cost	1.1	0.9	3.1	2.7
Expected return on plan assets	(1.6)	(1.1)	(4.8)	(3.3)
Recognized net actuarial loss	—	0.3	—	0.9
Recognized prior service cost	—	—	0.1	—
Net periodic benefit cost	$0.4	$1.2	$1.2	$3.5

	Other International
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Service cost	$1.4	$1.7	$4.3	$5.1
Interest cost	4.7	5.0	14.3	14.9
Expected return on plan assets	(7.2)	(8.1)	(21.8)	(24.1)
Net periodic benefit gain	$(1.1)	$(1.4)	$(3.2)	$(4.1)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Service cost	$0.2	$0.1	$0.4	$0.4
Interest cost	0.5	0.6	1.6	1.6
Recognized net actuarial loss	—	0.1	—	0.2
Recognized prior service credit	(1.2)	(1.2)	(3.6)	(3.5)
Net periodic benefit gain	$(0.5)	$(0.4)	$(1.6)	$(1.3)

NOTE 19 — SHAREHOLDERS’ EQUITY
Common Stock Repurchases
During the three months ended June 30, 2019, the Company repurchased 0.2 shares of its common stock at an average share price of $103.85 per share for a total cost of $22.9, including broker’s commissions. Of the $22.9 total cost, $4.0 was not settled until July 2019 and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet at June 30, 2019. In the nine months ended June 30, 2019, the Company repurchased 0.9 shares of its common stock at an average share price of $96.18 per share for a total cost of $88.7, including broker’s commissions.
During the three months ended June 30, 2018, the Company repurchased 1.1 shares of its common stock at an average share price of $77.30 per share for a total cost of $79.9, including broker’s commissions. During the nine months ended June 30, 2018, the Company repurchased 2.9 shares of its common stock at an average share price of $76.21 per share for a total cost of $218.7, including broker’s commissions.
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
Exercises of Stock Options
In the nine months ended June 30, 2019, the Company had 1.3 stock options exercised at a weighted average exercise price per share of $32.71. In connection with the exercises, the Company received proceeds of $41.5. In the nine months ended June 30, 2018, the Company had 0.1 stock options exercised at weighted average exercise price per share of $40.30. In connection with the exercises, the Company received proceeds of $4.0.
NOTE 20 — SEGMENTS
During the first quarter of fiscal 2019, the Company reorganized its reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At June 30, 2019, the Company’s reportable segments were as follows:

•	Post Consumer Brands: North American RTE cereal business;

•	Weetabix: the international (primarily United Kingdom) RTE cereal and branded muesli business;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes and egg, cheese and sausage products; and

•	Active Nutrition: protein shakes and other ready-to-drink beverages, powders and nutrition bars.
Due to the level of integration between the Foodservice and Refrigerated Retail segments, it is impracticable to present total assets separately for each segment. Where practicable, all fiscal 2018 segment results reported herein have been reclassified to conform with the June 30, 2019 presentation. Additionally, effective October 1, 2018, 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. All historical segment results of 8th Avenue are reported herein as Post’s historical Private Brands segment.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Sales
Post Consumer Brands	$474.1	$466.4	$1,388.5	$1,360.7
Weetabix	108.4	107.1	313.4	315.8
Foodservice	412.6	399.3	1,209.8	1,148.4
Refrigerated Retail	207.1	214.5	688.2	576.0
Active Nutrition	237.6	216.4	639.9	607.6
Private Brands	—	209.1	—	628.1
Eliminations	(0.6)	(4.7)	(1.5)	(9.3)
Total	$1,439.2	$1,608.1	$4,238.3	$4,627.3
Segment Profit
Post Consumer Brands	$82.7	$83.3	$249.9	$244.6
Weetabix	26.8	26.1	69.3	58.6
Foodservice	58.5	30.8	158.6	119.6
Refrigerated Retail	15.8	25.7	72.8	68.7
Active Nutrition	55.6	40.2	134.8	86.1
Private Brands	—	12.7	—	43.8
Total segment profit	239.4	218.8	685.4	621.4
General corporate expenses and other	37.5	31.0	123.2	104.8
Gain on sale of business	—	—	(127.3)	—
Interest expense, net	85.6	98.9	230.5	288.2
(Gain) loss on extinguishment of debt, net	—	(6.1)	6.1	31.5
Expense (income) on swaps, net	86.2	(17.2)	200.9	(70.4)
Earnings before income taxes and equity method loss	$30.1	$112.2	$252.0	$267.3
Depreciation and amortization
Post Consumer Brands	$29.7	$31.3	$89.1	$93.1
Weetabix	9.2	9.5	26.7	29.3
Foodservice	28.3	27.0	83.0	76.9
Refrigerated Retail	17.7	17.5	55.4	40.3
Active Nutrition	6.3	6.5	19.0	19.4
Private Brands	—	11.8	—	36.9
Total segment depreciation and amortization	91.2	103.6	273.2	295.9
Corporate and accelerated depreciation	5.5	2.1	14.9	4.9
Total	$96.7	$105.7	$288.1	$300.8

Assets			June 30, 2019	September 30, 2018
Post Consumer Brands			$3,343.9	$3,391.7
Weetabix			1,817.8	1,853.3
Foodservice and Refrigerated Retail			5,097.0	5,132.4
Active Nutrition			596.9	559.3
Private Brands			—	1,055.3
Corporate			542.3	1,065.5
Total			$11,397.9	$13,057.5

NOTE 21 — SUBSEQUENT EVENT
On July 3, 2019, the Company issued $750.0 principal value of 5.50% senior notes due in December 2029. The 5.50% senior notes were issued at par and the Company received $743.0 after incurring investment banking and other fees and expenses of $7.0, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 5.50% senior notes will be due semi-annually each June 15 and December 15. The Company intends to use the net proceeds of this offering for general corporate purposes, which could include, among other things, financing acquisitions and repayment of indebtedness.

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
Segment Reorganization
During the first quarter of fiscal 2019, we reorganized our reportable segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” At June 30, 2019, our reportable segments were as follows:

•	Post Consumer Brands: North American ready-to-eat (“RTE”) cereal business;

•	Weetabix: the international (primarily United Kingdom) RTE cereal and branded muesli business;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes and egg, cheese and sausage products; and

•	Active Nutrition: protein shakes and other ready-to-drink (“RTD”) beverages, powders and nutrition bars.
Where practicable, all segment results reported herein have been reclassified to conform with the June 30, 2019 presentation.
Transactions
On October 1, 2018, Post and affiliates of Thomas H. Lee Partners, L.P. (collectively, “THL”) separately capitalized 8th Avenue Food & Provisions, Inc. (“8th Avenue,” and such transactions, the “8th Avenue Transactions”), and 8th Avenue became the holding company for our historical private brands business. We received gross proceeds of $875.0 million, as well as $16.8 million related to final working capital adjustments, from the 8th Avenue Transactions, and retained shares of common stock equal to 60.5% of the common equity in 8th Avenue. Effective October 1, 2018, 8th Avenue was no longer consolidated in our financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. 8th Avenue is reported historically herein as our Private Brands segment. For additional information, see Notes 4, 6, 9 and 17 within “Notes to Condensed Consolidated Financial Statements.”
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
Acquisition and Integration Activity
We acquired Bob Evans Farms, Inc. (“Bob Evans”) on January 12, 2018, and it is reported in both the Foodservice and Refrigerated Retail segments. In connection with the acquisition of Bob Evans and the segment reorganization in the first quarter of fiscal 2019, our legacy Refrigerated Food segment, which included the results of Bob Evans and our legacy egg, potato and cheese businesses in fiscal 2018, was split into two segments. Our foodservice and food ingredient businesses are now reported in our Foodservice segment, and our retail businesses are now reported in our Refrigerated Retail segment. Due to the level of integration within existing businesses, certain discrete financial data for Bob Evans and our legacy foodservice and refrigerated retail businesses is not available for the three and nine months ended June 30, 2019 and 2018.

Revenue from Contracts with Customers
On October 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all previously existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“GAAP”). Upon adoption, we reclassified certain payments to customers from “Selling, general, and administrative expenses” to “Net Sales” and recognized revenue that was previously deferred in “Net Sales” in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019. For additional information regarding ASU 2014-09, refer to Notes 2 and 3 within “Notes to Condensed Consolidated Financial Statements.” The following table presents the impact on net sales resulting from the adoption of ASU 2014-09 by segment.

dollars in millions	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Post Consumer Brands	$(1.6)	$(6.0)
Weetabix	—	—
Foodservice	(1.5)	(4.2)
Refrigerated Retail	(0.7)	(2.6)
Active Nutrition	(2.7)	(5.3)
	$(6.5)	$(18.1)
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$1,439.2	$1,608.1	$(168.9)	(11)%	$4,238.3	$4,627.3	$(389.0)	(8)%

Operating Profit	$198.2	$184.3	$13.9	8%	$678.4	$506.0	$172.4	34%
Interest expense, net	85.6	98.9	13.3	13%	230.5	288.2	57.7	20%
(Gain) loss on extinguishment of debt, net	—	(6.1)	(6.1)	(100)%	6.1	31.5	25.4	81%
Expense (income) on swaps, net	86.2	(17.2)	(103.4)	(601)%	200.9	(70.4)	(271.3)	(385)%
Other income, net	(3.7)	(3.5)	0.2	6%	(11.1)	(10.6)	0.5	5%
Income tax expense (benefit)	7.4	15.4	8.0	52%	39.6	(216.5)	(256.1)	(118)%
Equity method loss, net of tax	6.2	—	(6.2)	n/a	25.7	—	(25.7)	n/a
Less: Net earnings attributable to noncontrolling interest	0.3	0.3	—	—%	0.9	0.9	—	—%
Net Earnings	$16.2	$96.5	$(80.3)	(83)%	$185.8	$482.9	$(297.1)	(62)%
Net Sales
Net sales decreased $168.9 million, or 11%, during the three months ended June 30, 2019, compared to the corresponding period in the prior year. This decrease was primarily due to the absence of net sales in the current year period attributable to our historical Private Brands segment ($209.1 million in the three months ended June 30, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, partially offset by organic growth in our Active Nutrition, Foodservice, Post Consumer Brands and Weetabix segments. Net sales in our Refrigerated Retail segment decreased during the three months ended June 30, 2019, compared to the corresponding prior year period.
Net sales decreased $389.0 million, or 8%, during the nine months ended June 30, 2019, compared to the corresponding period in the prior year. This decrease was primarily due to the absence of net sales in the current year period attributable to our historical Private Brands segment ($628.1 million in the nine months ended June 30, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, partially offset by the inclusion of incremental net sales from our prior year acquisition of Bob Evans on January 12, 2018. Additionally, net sales grew in our Foodservice, Active Nutrition and Post Consumer Brands segments for the nine months ended June 30, 2019, compared to the corresponding prior year period. Net sales in our Weetabix segment decreased during the nine months ended June 30, 2019, compared to the corresponding prior year period.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $13.9 million, or 8%, during the three months ended June 30, 2019, compared to the corresponding period in the prior year, primarily due to increased segment profit within our Foodservice, Active Nutrition and Weetabix segments. These positive impacts were partially offset by the absence of segment profit in the current year period attributable to our historical Private Brands segment ($12.7 million in the three months ended June 30, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, as well as decreased segment profit within our Post Consumer Brands and Refrigerated Retail segments. General corporate expenses increased in the three months ended June 30, 2019, as compared to the prior year period.
Operating profit increased $172.4 million, or 34%, during the nine months ended June 30, 2019, compared to the corresponding period in the prior year. In the nine months ended June 30, 2019, operating profit was impacted by gains of $127.9 million related to the 8th Avenue Transactions and the sale of the Post Consumer Brands cereal warehouse in Clinton, Massachusetts. Excluding this impact, operating profit increased $44.5 million, or 9%, in the nine months ended June 30, 2019. This increase was primarily due to the inclusion of incremental segment profit contribution from our prior year acquisition of Bob Evans, as well as organic growth within our Active Nutrition, Foodservice, Weetabix and Post Consumer Brands segments. These positive impacts were partially offset by the absence of segment profit in the current year period attributable to our historical Private Brands segment ($43.8 million in the nine months ended June 30, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions. General corporate expenses increased in the nine months ended June 30, 2019, as compared to the prior year period.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $13.3 million, or 13%, during the three months ended June 30, 2019, compared to the corresponding period in the prior year. The decrease was primarily due to a reduction in the principal balance of debt outstanding due to repayments and repurchases of certain debt in fiscal 2019 and 2018, partially offset by an increase in our weighted-average interest rate resulting from a change in debt mix. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.0% for the three months ended June 30, 2019 and 2018, respectively. Additionally, with respect to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and had not withdrawn their demands, we recorded $4.7 million of interest expense during the three months ended June 30, 2018.
Interest expense, net decreased $57.7 million, or 20%, during the nine months ended June 30, 2019, compared to the corresponding period in the prior year. The decrease was primarily due to an increase in reclassifications of gains totaling $29.6 million from accumulated other comprehensive income (“OCI”) to interest expense, largely related to the termination of a portion of our interest rate swap contracts that were designated as hedging instruments. Additionally, interest expense was positively impacted by a decrease in the principal balance of debt outstanding due to repayments and repurchases of certain debt in fiscal 2019 and 2018, partially offset by an increase in our weighted-average interest rate resulting from a change in debt mix. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.0% for the nine months ended June 30, 2019 and 2018, respectively. Additionally, with respect to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and had not withdrawn their demands, we recorded $4.7 million and $8.5 million of interest expense during the nine months ended June 30, 2019 and 2018, respectively.
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

(Gain) Loss on Extinguishment of Debt, Net
Fiscal 2019
During the nine months ended June 30, 2019, we recognized a net loss of $6.1 million related to the repayment of a portion of our term loan, the assumption of our bridge loan by 8th Avenue in connection with the 8th Avenue Transactions and the repurchase and retirement of portions of the principal balances of our 5.75% senior notes due in March 2027, 5.625% senior notes due in January 2028 and 5.00% senior notes due in August 2026. The net loss included write-offs of debt issuance costs of $10.8 million, partially offset by gains realized on debt repurchased at a discount of $4.0 million and the write-off of an unamortized debt premium of $0.7 million.
Fiscal 2018
During the three months ended June 30, 2018, we recognized a net gain of $6.1 million related to the extinguishment of portions of the principal balances of our 5.75% senior notes due in March 2027, 5.625% senior notes due in January 2028, 5.00% senior notes due in August 2026 and 8.00% senior notes due in July 2025. The gain included amounts realized on debt repurchased at a discount of $6.0 million and write-offs of unamortized debt premium of $1.9 million, partially offset by debt issuance costs write-offs of $1.6 million and payments of premiums of $0.2 million.
During the nine months ended June 30, 2018, we recognized a net loss of $31.5 million related to the extinguishment of the principal balance of our 6.00% senior notes due in December 2022, portions of the principal balances of our 5.75% senior notes due in March 2027, 5.625% senior notes due in January 2028, 5.00% senior notes due in August 2026 and 8.00% senior notes due in July 2025 and the amendment of our term loan. The loss included payments of premiums and debt extinguishment costs of $33.7 million and debt issuance costs write-offs of $9.7 million, partially offset by gains realized on debt repurchased at a discount of $7.3 million and the write-off of an unamortized debt premium of $4.6 million.
For additional information on our debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements.”
Expense (Income) on Swaps, Net
Fiscal 2019
During the three and nine months ended June 30, 2019, we recognized losses of $86.2 million and $200.9 million, respectively, on our interest rate swaps that are not designated as hedging instruments. During the three months ended June 30, 2019, the losses included non-cash mark-to-market losses of $86.1 million and cash settlements paid of $0.1 million. During the nine months ended June 30, 2019, the losses included non-cash mark-to-market losses of $200.5 million and cash settlements paid of $0.4 million.
Fiscal 2018
During the three and nine months ended June 30, 2018, we recognized net gains of $17.2 million and $70.4 million, respectively, on our interest rate swaps that are not designated as hedging instruments. During the three months ended June 30, 2018, the net gains included non-cash mark-to-market gains of $17.4 million, which were partially offset by cash settlements paid of $0.2 million. During the nine months ended June 30, 2018, the net gains included non-cash mark-to-market gains of $71.4 million, which were partially offset by cash settlements paid of $1.0 million.
For additional information on our interest rate and cross-currency swap contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Taxes
Our effective income tax rate was 24.6% and 15.7% during the three and nine months ended June 30, 2019, respectively, and 13.7% and (81.0)% for the three and nine months ended June 30, 2018, respectively. In accordance with ASC Topic 740, “Income Taxes,” we record income tax expense (benefit) for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the nine months ended June 30, 2019, our effective income tax rate differed significantly from the statutory rate primarily resulting from $18.5 million of discrete tax benefit items related to excess tax benefits for share-based payments.
In the three and nine months ended June 30, 2018, our effective income tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to our accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for our 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the nine months ended June 30, 2018, we (i) remeasured our existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018 and recorded a provisional tax benefit of $283.1 million (adjusted to $281.2 million during the year ended September 30, 2018) and (ii) calculated the one-time transition tax and recorded provisional tax expense of $7.1 million (adjusted to $10.3 million during the year ended September 30, 2018). Full expensing of certain depreciable assets resulted in temporary differences, which were analyzed throughout fiscal 2018 as assets were placed in service. Included in (i) above are tax benefit adjustments of $10.7 million and $12.4 million, recorded in the three and nine months ended June 30, 2018, respectively, to further refine the remeasurement made in the first quarter of fiscal 2018 of our existing deferred tax assets and liabilities considering both the 2018 fiscal year blended rate and the 21% rate for periods beyond fiscal 2018. We finalized the impacts of the Tax Act, and no additional adjustments were or will be recorded in fiscal 2019.
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
Post Consumer Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$474.1	$466.4	$7.7	2%	$1,388.5	$1,360.7	$27.8	2%
Segment Profit	$82.7	$83.3	$(0.6)	(1)%	$249.9	$244.6	$5.3	2%
Segment Profit Margin	17%	18%			18%	18%
Net sales for the Post Consumer Brands segment increased $7.7 million, or 2%, for the three months ended June 30, 2019, when compared to the prior year period, primarily driven by higher average net selling prices resulting from targeted price increases, partially offset by an unfavorable product mix. Volume increased slightly, primarily due to an increase in private label cereal, driven by increased distribution and new product introductions, and Honey Bunches of Oats. These increases were partially offset by declines in licensed products, Malt-O-Meal bag cereal, Great Grains and governmental bid business.
Net sales for the Post Consumer Brands segment increased $27.8 million, or 2%, for the nine months ended June 30, 2019, when compared to the prior year period, primarily driven by higher average net selling prices resulting from targeted price increases. Volume increased slightly, primarily due to an increase in private label cereal and licensed products, both of which were driven by increased distribution and new product introductions, as well as increases in kid classic brands. These increases were partially offset by declines in Malt-O-Meal bag cereal, Great Grains, Honey Bunches of Oats and governmental bid business.
Segment profit for the three months ended June 30, 2019 decreased $0.6 million, or 1%, when compared to the prior year period, primarily driven by higher advertising and consumer spending of $3.6 million, increased raw material costs of $2.1 million, higher outside professional service costs of $2.1 million and increased integration costs of $1.9 million. These negative impacts were partially offset by higher average net selling prices, as previously discussed, and favorable manufacturing costs of $5.5 million. During the three months ended June 30, 2018, manufacturing costs were negatively impacted by higher than expected conversion costs associated with new product introductions, as well as unplanned downtime at two of our facilities.
Segment profit for the nine months ended June 30, 2019 increased $5.3 million, or 2%, when compared to the prior year period, primarily driven by higher average net selling prices, as previously discussed, as well as lower advertising and consumer spending of $7.9 million and decreased integration costs of $3.9 million. These positive impacts were partially offset by higher freight costs of $11.8 million (excluding volume-driven impacts), higher raw material costs of $10.3 million, unfavorable manufacturing costs of $3.0 million and increased employee-related expenses.

Weetabix

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$108.4	$107.1	$1.3	1%	$313.4	$315.8	$(2.4)	(1)%
Segment Profit	$26.8	$26.1	$0.7	3%	$69.3	$58.6	$10.7	18%
Segment Profit Margin	25%	24%			22%	19%
Net sales for the Weetabix segment increased $1.3 million, or 1%, for the three months ended June 30, 2019, when compared to the prior year period, primarily due to improved average net selling prices, partially offset by lower volume and unfavorable foreign exchange rates. Volume was down 3%, driven by declines in exports and non-biscuit cereal products, partially offset by increases in branded and private label biscuits and bars. Average net selling prices increased primarily due to targeted price increases and lower promotional spending.
Net sales for the Weetabix segment decreased $2.4 million, or 1%, for the nine months ended June 30, 2019, when compared to the prior year period, primarily due to unfavorable foreign exchange rates. Excluding this impact, net sales increased, driven by improved average net selling prices, partially offset by lower volume. Volume was down 4%, driven by declines in branded RTE cereal, non-biscuit cereal products, exports and Weetabix On the Go drink products, partially offset by increases in private label biscuits and bars. Average net selling prices increased primarily due to targeted price increases and lower promotional spending.
Segment profit for the three months ended June 30, 2019 increased $0.7 million, or 3%, when compared to the prior year period. This increase was driven by improved average net selling prices, as previously discussed, partially offset by unfavorable raw material and manufacturing costs of $4.8 million, higher advertising and consumer spending of $3.9 million and unfavorable foreign exchange rates, as compared to the prior year period.
Segment profit for the nine months ended June 30, 2019 increased $10.7 million, or 18%, when compared to the prior year period. This increase was driven by improved average net selling prices, as previously discussed, partially offset by unfavorable raw material and manufacturing costs of $5.1 million, increased advertising and consumer spending of $5.2 million, higher employee-related expenses and unfavorable foreign exchange rates, as compared to the prior year period.
Foodservice

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$412.6	$399.3	$13.3	3%	$1,209.8	$1,148.4	$61.4	5%
Segment Profit	$58.5	$30.8	$27.7	90%	$158.6	$119.6	$39.0	33%
Segment Profit Margin	14%	8%			13%	10%
Net sales for the Foodservice segment increased $13.3 million, or 3%, for the three months ended June 30, 2019, when compared to the prior year period, primarily due to increased volume of 3%. Average net selling prices increased slightly resulting from a favorable product mix. Egg product sales were up $14.0 million, or 4%, with volume up 3%, due to gains in both the foodservice and food ingredient channels. Sales of side dishes were up $1.9 million, or 5%, with volume up 5%. Sausage sales were down $0.5 million, or 9%, with volume down 13%. Other product sales were down $2.1 million, or 29%, with volume down 33%.
Net sales for the Foodservice segment increased $61.4 million, or 5%, for the nine months ended June 30, 2019, when compared to the prior year period, partially due to the inclusion of incremental net sales attributable to our prior year acquisition of Bob Evans. Excluding sales attributable to Bob Evans in both periods, net sales increased $40.5 million, or 4%, primarily due to increased volume and improved average net selling prices resulting from a favorable product mix. Egg product sales were up $34.5 million, or 3%, with volume up 3%. Volume increases were attributable to gains in the foodservice channel, partially offset by declines in the food ingredient channel. Sales of side dishes were up $6.8 million, or 7%, with volume up 7%. Other product sales were down $0.8 million, or 12%, with volume down 17%.
Segment profit for the three months ended June 30, 2019 increased $27.7 million, or 90%, when compared to the prior year period, primarily due to lower raw material costs of $23.1 million, including increased gains (compared to losses in the prior year period) related to unrealized mark-to-market adjustments on commodity hedges of $9.9 million, a gain on a legal settlement of $3.4 million in the current year period and higher net sales, as previously discussed. These favorable impacts were partially offset by unfavorable manufacturing costs of $3.1 million, increased storage and warehousing costs of $2.0 million and higher freight costs of $0.7 million (excluding volume-driven impacts).
Segment profit for the nine months ended June 30, 2019 increased $39.0 million, or 33%, when compared to the prior year period. Segment profit includes profit of $4.5 million and $1.7 million in the nine months ended June 30, 2019 and 2018, respectively, attributable to our prior year acquisition of Bob Evans. Excluding these amounts, segment profit increased $36.2 million, or 31%, primarily due to lower raw material costs of $17.9 million, including increased gains (compared to losses in the prior year period) related to unrealized mark-to-market adjustments on commodity hedges of $8.2 million, higher net sales, as previously discussed, lower employee-related expenses and lower integration costs of $0.7 million. These favorable impacts were partially offset by increased warehousing costs of $5.7 million, unfavorable manufacturing costs of $4.7 million and higher freight costs of $3.9 million (excluding volume-driven impacts). Additionally, segment profit was impacted in the nine months ended June 30, 2019 by a gain on a legal settlement of $3.4 million and in the nine months ended June 30, 2018 by a provision for legal settlement of $2.3 million.
Refrigerated Retail

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$207.1	$214.5	$(7.4)	(3)%	$688.2	$576.0	$112.2	19%
Segment Profit	$15.8	$25.7	$(9.9)	(39)%	$72.8	$68.7	$4.1	6%
Segment Profit Margin	8%	12%			11%	12%
Net sales for the Refrigerated Retail segment decreased $7.4 million, or 3%, for the three months ended June 30, 2019, when compared to the prior year period, primarily driven by lower average net selling prices resulting from an unfavorable product mix, partially offset by slightly higher volume. Egg product sales were down $5.7 million, or 13%, driven by reduced average net selling prices resulting from lower market-based egg prices and an unfavorable product mix, and 2% lower volumes. Cheese and other dairy case product sales were down $7.4 million, or 13%, with volume down 11%, primarily due to branded cheese distribution losses. Sales of side dishes increased $5.8 million, or 8%, with volume up 8%, driven by distribution gains. Sausage sales increased $1.6 million, or 6%, due to higher average net selling prices resulting from targeted price increases, partially offset by slightly lower volumes. Sales of other products were down $1.7 million, or 18%, with volume down 18%.
Net sales for the Refrigerated Retail segment increased $112.2 million, or 19%, for the nine months ended June 30, 2019 when compared to the prior year period, with volume increasing 24%. Volume and net sales were impacted in the current and prior year periods by the inclusion of results from our January 2018 acquisition of Bob Evans. When compared to the prior year (partially pre-acquisition) period, overall volumes for the segment increased 2%. This increase was due to higher side dish volume of 7%, partially offset by lower volumes of 5% in cheese and other dairy case products, 4% in sausage and 1% in egg products. Excluding the impact of the acquisition, volume for our legacy refrigerated retail businesses decreased 2%. Compared to the same period in the prior year (partially pre-acquisition) period, Bob Evans total retail volume increased 5%, driven by an 11% increase in side dish volumes.
Segment profit decreased $9.9 million, or 39%, for the three months ended June 30, 2019, when compared to the prior year period. This decrease was primarily due to unfavorable manufacturing costs of $3.5 million, lower net sales, as previously discussed, increased integration costs of $2.2 million, higher freight costs of $1.3 million and costs associated with the discontinuation of products of $1.1 million.
Segment profit increased $4.1 million, or 6%, for the nine months ended June 30, 2019, when compared to the prior year period, primarily due to the inclusion of an additional three months of results from our prior year acquisition of Bob Evans and lower integration costs of $6.3 million, partially offset by decreased volumes in our legacy refrigerated retail business, as previously discussed. In the nine months ended June 30, 2018, the results of our Bob Evans retail business were negatively impacted by the recognition of an acquisition accounting-related inventory valuation adjustment of $4.1 million and acquisition-related costs of $2.5 million.

Active Nutrition

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$237.6	$216.4	$21.2	10%	$639.9	$607.6	$32.3	5%
Segment Profit	$55.6	$40.2	$15.4	38%	$134.8	$86.1	$48.7	57%
Segment Profit Margin	23%	19%			21%	14%
Net sales for the Active Nutrition segment increased $21.2 million, or 10%, for the three months ended June 30, 2019, when compared to the prior year period, primarily due to higher average net selling prices and higher volume. Sales of RTD protein shakes and other RTD beverages were up $30.9 million, or 19%, due to 14% volume growth and higher average net selling prices as a result of targeted price increases. Sales of nutrition bars were down $6.4 million, or 29%, with volume down 37%, driven by distribution losses and strategic sales reductions of low-performing products within our North American portfolio. Sales of powders were down $2.5 million, or 8%, with volume down 4%, primarily due to declines in the specialty channel and lower average net selling prices, partially offset by organic growth in the eCommerce channel. Sales of all other products decreased $0.8 million, or 27%, with volume down 16%.
Net sales for the Active Nutrition segment increased $32.3 million, or 5%, for the nine months ended June 30, 2019, when compared to the prior year period, primarily due to higher volume and higher average net selling prices, partially offset by an unfavorable product mix. Sales of RTD protein shakes and other RTD beverages were up $54.6 million, or 12%, due to 8% volume growth and higher net selling prices resulting from targeted price increases. Growth for RTD protein shakes in the nine months ended June 30, 2019 was unfavorably impacted by a temporary reduction in available flavors due to low inventory levels at September 30, 2018. To increase inventory and minimize the overall impact to customers and consumers, the number of available RTD protein shake flavors was temporarily reduced from seven to two in the first quarter of fiscal 2019. During the second quarter of fiscal 2019, all flavors were reintroduced. Sales for powders were up $2.5 million, or 3%, with volume up 4%, primarily due to distribution gains in the club and mass channels and organic growth in the eCommerce channel. Sales for nutrition bars were down $23.4 million, or 32%, with volume down 32%, driven by distribution losses and strategic sales reductions of low-performing products within our North American portfolio. Sales of all other products decreased $1.4 million, or 17%, with volume down 7%.
Segment profit increased $15.4 million, or 38%, for the three months ended June 30, 2019, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, lower net product costs of $3.2 million, as favorable raw materials and freight costs were partially offset by increased manufacturing costs, and reduced advertising and consumer spending of $0.9 million. These positive impacts were partially offset by increased brokerage and warehousing costs of $1.0 million and higher employee-related expenses.
Segment profit increased $48.7 million, or 57%, for the nine months ended June 30, 2019, when compared to the prior year period. Segment profit in the nine months ended June 30, 2018 was impacted by a litigation settlement accrual of $9.0 million. Excluding this impact, segment profit increased $39.7 million, or 42%. This increase was primarily driven by higher net sales, as previously discussed, lower net product costs of $16.0 million, as favorable raw materials and freight costs were partially offset by increased manufacturing costs, and reduced advertising and consumer spending of $7.4 million. These positive impacts were partially offset by higher employee-related expenses.
Other Items
General Corporate Expenses and Other

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General corporate expenses and other	$37.5	$31.0	$(6.5)	(21)%	$123.2	$104.8	$(18.4)	(18)%
General corporate expenses and other increased $6.5 million, or 21%, during the three months ended June 30, 2019, when compared to the prior year period, primarily driven by increased restructuring and plant closure costs of $5.0 million (including increased accelerated depreciation of $3.4 million), higher stock compensation of $1.3 million, higher third party transaction costs of $1.3 million and increased employee-related expenses. These negative impacts were partially offset by lower mark-to-market adjustments on deferred compensation of $1.8 million and master services agreement (“MSA”) and advisory income of $0.9 million. Additionally, prior year general corporate expenses were impacted by costs related to the integration planning for the acquisition of Bob Evans of $0.5 million.

General corporate expenses and other increased $18.4 million, or 18%, during the nine months ended June 30, 2019, when compared to the prior year period, primarily driven by increased restructuring and plant closure costs of $14.9 million (including increased accelerated depreciation of $10.7 million), increased losses (compared to gains in the prior year period) related to mark-to-market adjustments on commodity and foreign currency hedges of $9.2 million, higher stock compensation of $4.1 million and increased employee-related expenses. These negative impacts were partially offset by lower third party transaction costs of $5.8 million, MSA and advisory income of $2.6 million and a gain on assets held for sale of $0.6 million in the current year period related to the Post Consumer Brands segment. Prior year general corporate expenses were impacted by costs related to the integration planning for the acquisition of Bob Evans of $6.1 million.
Restructuring and Facility Closure
The table below shows the amount of restructuring and facility closure costs, including accelerated depreciation, attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other. For additional information on restructuring costs, refer to Note 5 within “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended June 30,			Nine Months Ended June 30,
dollars in millions	2019	2018	$ Change	2019	2018	$ Change
Post Consumer Brands	$6.0	$2.1	$(3.9)	$13.6	$4.0	$(9.6)
Weetabix	1.1	—	(1.1)	5.3	—	(5.3)
	$7.1	$2.1	$(5.0)	$18.9	$4.0	$(14.9)
Gain on Sale of Business
During the nine months ended June 30, 2019, we recorded gains of $127.3 million related to the 8th Avenue Transactions. Gains recorded in the nine months ended June 30, 2019 included foreign exchange losses previously recorded in accumulated OCI of $42.1 million.
LIQUIDITY AND CAPITAL RESOURCES
In connection with completing divestitures and managing our capital structure, we completed the following transactions (for additional information, see Notes 4, 17, 19 and 21 within “Notes to Condensed Consolidated Financial Statements”):

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

•
0.9 million shares of our common stock repurchased at an average share price of $96.18 per share for a total cost of $88.7 million, including broker’s commissions, of which $84.7 million was cash settled during the period;

•	$253.6 million of payments made to former holders of Bob Evans common stock who had demanded appraisal of their shares under Delaware law and had not yet been paid for their shares; and

•	$750.0 million principal value of 5.50% senior notes due in December 2029 issued in July 2019.

The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2019	2018
Cash provided by (used in):
Operating activities	$504.8	$591.1
Investing activities	96.7	(1,597.0)
Financing activities	(1,228.3)	(173.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.2)	(1.7)
Net decrease in cash, cash equivalents and restricted cash	$(628.0)	$(1,181.5)
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
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2019 decreased $86.3 million compared to the prior year period, driven by increased investment to build inventory levels in our Active Nutrition, Foodservice, Post Consumer Brands and Weetabix segments and the absence of cash flows in the current year from our historical Private Brands segment, as well as higher income tax payments of $34.1 million and $10.8 million of legal settlements paid during the nine months ended June 30, 2019. These negative impacts were partially offset by increased cash proceeds received of $29.6 million, primarily related to the termination of $800.0 million notional value of our interest rate swaps that were designated as hedging instruments and incremental cash flows from our prior year acquisition of Bob Evans. Additionally, we made lower interest payments of $12.9 million, primarily due to a decrease in the principal balance of debt outstanding from debt repaid and repurchased and retired during fiscal 2019 and 2018.
Investing Activities
Cash provided by investing activities for the nine months ended June 30, 2019 was $96.7 million compared to cash used in the prior year period of $1,597.0 million. The cash inflow during the nine months ended June 30, 2019 was driven by proceeds received of $266.8 million related to the 8th Avenue Transactions and proceeds received of $30.5 million largely resulting from the termination of $214.2 million notional value of our cross-currency swaps that were designated as hedging instruments. The cash outflow during the nine months ended June 30, 2018 was primarily due to cash payments of $1,454.0 million related to our prior year acquisition of Bob Evans. Additionally, capital expenditures increased $60.6 million during the nine months ended June 30, 2019, when compared to the prior year period, primarily due to the construction of a new precooked egg facility in Norwalk, Iowa.

Financing Activities
Nine months ended June 30, 2019
Cash used in financing activities for the nine months ended June 30, 2019 was $1,228.3 million. For the nine months ended June 30, 2019, we repaid $863.0 million outstanding principal value of our term loan, and repurchased and retired $60.0 million principal value of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027 and 5.00% senior notes due in August 2026, at a $4.0 million discount. These repayments and repurchases, combined with payments related to our capital lease, resulted in total net payments of $919.1 million. Additionally, payments of $253.6 million, excluding interest, were made to former holders of Bob Evans common stock who had demanded appraisal and had not yet been paid for their shares. We paid $84.7 million, including broker’s commissions, for the repurchase of shares for our common stock during the nine months ended June 30, 2019, and we also received proceeds from the exercises of stock awards of $41.5 million.
Nine months ended June 30, 2018
Cash used in financing activities for the nine months ended June 30, 2018 was $173.9 million. In the nine months ended June 30, 2018, we received proceeds from the issuance of long-term debt of $1,000.0 million related to the issuance of our 5.625% senior notes due in January 2028. In connection with this senior notes issuance, combined with payments on prior year senior notes issuances, we paid $10.5 million in debt issuance costs. In addition, we repaid the outstanding principal balance of our 6.00% senior notes due in December 2022, a portion of the outstanding balances of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027, 5.00% senior notes due in August 2026 and 8.00% senior notes due in July 2025 and made quarterly payments on our term loan, which resulted in total principal payments of $900.5 million. We paid premiums and other expenses of $33.7 million related to the early extinguishment of the senior notes and costs associated with the amendment of our Credit Agreement. Additionally, we paid $218.7 million, including broker’s commissions, for the repurchase of shares of our common stock during the nine months ended June 30, 2018.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of June 30, 2019, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement also permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of June 30, 2019, our pro forma consolidated interest coverage ratio exceeded this threshold.
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

•	the ability and timing to close the proposed acquisition of the private label RTE cereal business of TreeHouse Foods, Inc.;

•	our ability to identify, complete and integrate acquisitions and manage our growth;

•	our ability to promptly and effectively realize the expected synergies of our acquisition of Bob Evans within the expected timeframe or at all;

•	higher freight costs, significant volatility in the costs or availability of certain raw materials, commodities or packaging used to manufacture our products or higher energy costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	our ability to successfully implement business strategies to reduce costs;

•	allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other litigation;

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $10 million at both June 30, 2019 and September 30, 2018. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of June 30, 2019, a hypothetical 10% adverse change in the expected Euro-USD exchange rates and a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by less than $1 million and approximately $54 million, respectively. As of September 30, 2018, a hypothetical 10% adverse change in the expected Euro-USD exchange rates and a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $1 million and $79 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of June 30, 2019, the Company had outstanding principal value of indebtedness of $6,369.3 million related to its senior notes, term loan and capital lease and an undrawn $800.0 million revolving credit facility. Of the total $6,369.3 million of outstanding indebtedness, $5,059.8 million bears interest at a weighted-average fixed interest rate of 5.5%. As of September 30, 2018, the Company had principal value of indebtedness of $7,917.4 million, including amounts classified as held for sale, related to its senior notes, term loan, bridge loan and capital lease. Of the total $7,917.4 million of outstanding indebtedness, $5,119.9 million bore interest at a weighted-average fixed interest rate of 5.5%.
As of June 30, 2019 and September 30, 2018, the fair value of the Company’s total debt, including debt classified as held for sale, was $6,502.0 million and $7,790.9 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $46 million and $97 million as of June 30, 2019 and September 30, 2018, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by approximately $1 million and $2 million during the three and nine months ended June 30, 2019, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by approximately $1 million during the three and nine months ended June 30, 2018.
For additional information regarding the Company’s debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of June 30, 2019 and September 30, 2018, the Company had interest rate swaps with a notional value of $1,922.8 million and $2,723.9 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $43 million and $66 million as of June 30, 2019 and September 30, 2018, respectively.
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
Except as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The case involved three plaintiff groups: (i) a nationwide class of direct purchasers of shell eggs (the “direct purchaser class”); (ii) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (iii) indirect purchasers of shell eggs (“indirect purchaser plaintiffs”).
Resolution of claims: To date, MFI has resolved the following claims, including all class claims: (i) in December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0 million, which was approved by the district court in December 2017; (ii) in January 2017, MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms; (iii) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms; (iv) in June 2019, MFI settled all egg products claims asserted against it by one opt-out plaintiff on confidential terms; and (v) in July 2019, MFI settled all egg products claims asserted against it by a second opt-out plaintiff on confidential terms. MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI.
Remaining portion of the case: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by four opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by such opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants filed a second motion for summary judgment seeking dismissal of the claims, which was denied in June 2019. MFI currently is scheduled to begin trial against one opt-out plaintiff in October 2019. The remaining opt-out plaintiffs have not yet been assigned trial dates.
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
While the Company believes its accrual for these matters is appropriate, the final amounts required to resolve such matters could differ materially and the Company’s financial condition, results of operations and cash flows could be materially affected.
Weetabix Limited Environmental Matter
In March 2019, Weetabix Limited, one of the Company’s subsidiaries, received notification from the United Kingdom Environment Agency (the “Environment Agency”) that the Environment Agency intended to charge Weetabix Limited in relation to a spill of diesel fuel into the ground at Weetabix Limited’s Burton Latimer site in the United Kingdom that occurred in November 2016, prior to the Company’s acquisition of the Weetabix business. Upon discovery of the spill, Weetabix Limited informed the Environment Agency and took all necessary steps to address the spill, including putting in place monitoring and improvement measures. Weetabix Limited has fully cooperated with the Environment Agency at all times regarding the containment and assessment of the incident. A first court hearing was held in the Northampton Magistrates Court on July 4, 2019, and the matter was allocated to the Northampton Crown Court and listed for a hearing on September 13, 2019. The Company does not expect this matter will have a material effect on its financial condition, results of operations or cash flows.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the financial condition, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the financial condition, results of operations or cash flows of the Company.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (c)
April 1, 2019 - April 30, 2019	—	—	—	$242,261,559
May 1, 2019 - May 31, 2019	500	$105.00	500	$242,209,059
June 1, 2019 - June 30, 2019	219,774	$103.82	219,774	$219,391,572
Total	220,274	$103.83	220,274	$219,391,572

(a)	The total number of shares purchased includes: (i) shares purchased on the open market and (ii) shares purchased pursuant to a Rule 10b5-1 plan.

(b)	Does not include broker’s commissions.

(c)
On May 2, 2018, our Board of Directors authorized the Company to repurchase up to $350,000,000 of shares of our common stock to begin on May 7, 2018. The authorization expires on May 7, 2020. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

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

4.1
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

4.2
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

4.3
Indenture (2025 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2017)

4.4
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

4.5
Third Supplemental Indenture (2025 Notes), dated as of May 19, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein), and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 22, 2017)

4.6
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

4.7
Fourth Supplemental Indenture (2026 Notes), dated as of February 8, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 12, 2019)

4.8
Indenture (2029 Notes), dated as of July 3, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2019)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2019

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2019

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2019

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2019 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	August 2, 2019	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)