Form 10-K
period 2019-09-30
Post Holdings, Inc.
filed 2019-11-22
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-35305
______________________
POST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________

Missouri			45-3355106
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2503 S. Hanley Road	St. Louis	Missouri	63144
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (314) 644-7600
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	POST	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,645,335,449.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 18, 2019: 70,707,039

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2019, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may,” “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:

•
our high leverage, our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);

•	our ability to continue to compete in our product categories and our ability to retain our market position and favorable perceptions of our brands;

•	our ability to anticipate and respond to changes in consumer and customer preferences and trends and introduce new products;

•	our ability to identify, complete and integrate acquisitions and manage our growth;

•
our ability to promptly and effectively realize the strategic and financial benefits expected as a result of the initial public offering of a minority interest in our BellRing Brands business, which consists of our historical Active Nutrition business, and certain other transactions completed in connection with the initial public offering;

•	our ability to promptly and effectively realize the expected synergies of our acquisition of Bob Evans Farms, Inc. (“Bob Evans”) within the expected timeframe or at all;

•	our ability and timing to close the proposed acquisition of the private label ready-to-eat cereal business of TreeHouse Foods, Inc.;

•	higher freight costs, significant volatility in the costs or availability of certain commodities (including raw materials and packaging used to manufacture our products) or higher energy costs;

•	impairment in the carrying value of goodwill or other intangibles;

•	our ability to successfully implement business strategies to reduce costs;

•	allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other litigation;

•
legal and regulatory factors, such as compliance with existing laws and regulations and changes to, and new, laws and regulations affecting our business, including current and future laws and regulations regarding food safety, advertising and labeling and animal feeding and housing operations;

•	the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;

•	consolidations in the retail and foodservice distribution channels;

•	the ultimate impact litigation or other regulatory matters may have on us;

•
disruptions or inefficiencies in the supply chain, including as a result of our reliance on third party suppliers or manufacturers for the manufacturing of many of our products, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;

•	our ability to successfully collaborate with the private equity firm Thomas H. Lee Partners, L.P., whose affiliates invested with us in 8th Avenue Food & Provisions, Inc. (“8th Avenue”);

•
costs associated with Bob Evans’s obligations in connection with the sale and separation of its restaurants business in April 2017, which occurred prior to our acquisition of Bob Evans, including certain indemnification obligations under the restaurants sale agreement and Bob Evans’s payment and performance obligations as a guarantor for certain leases;

•	the ability of our and our customers’ private brand products to compete with nationally branded products;

•	risks associated with our international business;

•	changes in economic conditions, disruptions in the United States and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;

•	the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;

•	costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents or information security breaches;

•	changes in estimates in critical accounting judgments;

•	our ability to protect our intellectual property and other assets;

•	loss of key employees, labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension or other postretirement plans;

•
significant differences in our, 8th Avenue’s and BellRing Brands, Inc.’s actual operating results from our guidance regarding our and 8th Avenue’s future performance and BellRing Brands, Inc.’s guidance regarding its future performance;

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

PART I
ITEM 1.    BUSINESS
Introduction
Post Holdings, Inc. is a Missouri corporation incorporated on September 22, 2011. Our principal executive offices are located at 2503 S. Hanley Road, St. Louis, Missouri 63144. We are a consumer packaged goods holding company, operating in the center-of-the-store, refrigerated, foodservice, food ingredient and convenient nutrition categories. We also participate in the private brand food category, including through our investment with affiliates of Thomas H. Lee Partners, L.P. (collectively, “THL”) in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries.
On February 3, 2012, Post completed its legal separation via a tax free spin-off from its former parent company. On February 6, 2012, Post common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “POST”. We operate in five reportable segments:

•
Post Consumer Brands: Includes branded and private label ready-to-eat (“RTE”) cereal operations of Post Foods, LLC, MOM Brands Company (“MOM Brands”), which Post acquired in May 2015, and Weetabix North America (“Weetabix NA”), which Post acquired as part of its acquisition of Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively, the “Weetabix Group”), in July 2017;

•
Weetabix: Includes the businesses of Weetabix Limited and its direct subsidiaries, which produce and distribute branded and private label RTE cereal, hot cereals and other cereal-based food products, breakfast drinks and muesli primarily outside of North America, which Post acquired as part of its acquisition of the Weetabix Group in July 2017;

•
Foodservice: Includes primarily egg and potato products in the foodservice and food ingredient channels from the businesses of MFI Holding Corporation (“Michael Foods”), which Post acquired in June 2014, Willamette Egg Farms (“Willamette”), which Post acquired in October 2015, National Pasteurized Eggs, Inc. (“NPE”), which Post acquired in October 2016, and Bob Evans Farms, Inc. (“Bob Evans”), which Post acquired in January 2018;

•
Refrigerated Retail: Includes refrigerated retail products, inclusive of side dishes, eggs and egg, cheese and sausage products, from the businesses of Michael Foods, Willamette, NPE and Bob Evans; and

•
BellRing Brands (historically referred to as Active Nutrition): Provides products in the convenient nutrition category, including ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders, nutrition bars and supplements, from the businesses of Premier Nutrition Company, LLC (formerly Premier Nutrition Corporation), which Post acquired in September 2013, Dymatize Enterprises, LLC (“Dymatize”), which Post acquired in February 2014, and the PowerBar brand, which Post acquired in October 2014, and includes Active Nutrition International GmbH, which manufactures and sells convenient nutrition products in certain international markets.

On October 21, 2019, the initial public offering (the “IPO”) of a minority interest in our historical Active Nutrition business was completed. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing Brands, Inc. (“BellRing”) is a holding company owning 28.8% of the non-voting membership units (the “BellRing Brands, LLC units”) of BellRing Brands, LLC (formerly Dymatize Holdings, LLC) and a publicly-traded company whose Class A common stock, $0.01 par value per share (the “Class A Common Stock”), is traded on the NYSE under the ticker symbol “BRBR”. Post owns 71.2% of the BellRing Brands, LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share, which, for so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing Brands, LLC units, represents 67% of the combined voting power of the common stock of BellRing. BellRing Brands, LLC is the holding company for Post’s historical Active Nutrition business. Effective October 21, 2019, the financial results of BellRing and its subsidiaries will be consolidated within the Company’s financial results and 28.8% of the consolidated net income (loss) and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing Brands, LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), will be allocated to noncontrolling interest. For additional information, refer to Note 25 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
On October 1, 2018, Post separately capitalized 8th Avenue with THL. 8th Avenue became the holding company for Post’s private brands food products business, which was historically reported as Post’s Private Brands segment. After completion of the transaction, Post retained 60.5% of the common equity in 8th Avenue, which, effective October 1, 2018, is accounted for using the equity method and is no longer consolidated in the Company’s financial statements. The private brands business was no longer considered a reportable segment of Post as of October 1, 2018. For additional information, refer to Note 7 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Additional information about us, including our Form 10, annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, other securities filings (and amendments thereto), press releases and other important announcements, is available at our website at www.postholdings.com or the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov (for securities filings only). These documents can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC or their release, as applicable. Our Corporate Governance Guidelines, our Code of Conduct and the charters of the Audit and Corporate Governance and Compensation Committees of our Board of Directors also are available on our website, where they can be printed free of charge. All of these documents also are available to shareholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144-2503, Telephone: 314-644-7600). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC.
Our Businesses
Post Consumer Brands
Our Post Consumer Brands segment includes our North America cereal business which manufactures, markets and sells branded and private label RTE cereal and hot cereal products. The RTE cereal category is one of the most prominent categories in the food industry. According to Nielsen’s expanded All Outlets Combined (“xAOC”) information, the category was approximately $8.2 billion in sales for the 52-week period ended October 26, 2019. We have leveraged the strength of our brands, category expertise and over a century of institutional knowledge to create a diverse portfolio of cereals. Post Consumer Brands is the third largest seller of RTE cereals in the United States with a 20.4% branded share of retail dollar sales and a 22.8% branded share of retail pound sales for the 52-week period ended October 26, 2019, based on Nielsen’s xAOC information. Nielsen’s xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (including Sam’s Club and BJs), some dollar retailers (including Dollar General, Family Dollar and Fred’s Super Dollar) and military. Our RTE cereal brands include Honey Bunches of Oats, Pebbles, Oreo O’s, Hostess Donettes, Hostess Honey Bun, Great Grains, Grape-Nuts, Post Shredded Wheat, Oh’s, Honeycomb, Golden Crisp, Post Raisin Bran, Alpha-Bits, Shreddies, Malt-O-Meal branded bagged cereal and Mom’s Best. Our hot cereal brands include Malt-O-Meal Hot Wheat, Coco Wheats, Better Oats and Mom’s Best Oatmeal.
Post Consumer Brands also includes the natural and organic RTE cereal and snacking platform in both branded and private label of Weetabix NA, led by the Weetabix and Barbara’s brands and the Puffins sub-brand, serving the natural and specialty channels and conventional retailers. The Post Consumer Brands business’s products are primarily manufactured through a flexible production platform at nine owned facilities in the United States and Canada.
Weetabix
Our Weetabix segment primarily markets and distributes branded and private label RTE cereal products. According to Nielsen’s ScanTrack data, the United Kingdom (the “U.K.”) cereals and breakfast drinks category was approximately £1.4 billion in sales for the 52-week period ended November 2, 2019. Weetabix holds the number two overall position for branded manufacturers in the U.K. cereals and breakfast drinks category according to Nielsen’s ScanTrack data for the 52-week period ended November 2, 2019. Its portfolio includes the Weetabix brand, which holds the number one brand position in the U.K. cereals and breakfast drinks category based on Nielsen’s ScanTrack data for the 52-week period ended November 2, 2019, as well as Alpen (the number one muesli brand in the U.K. according to Nielsen’s ScanTrack data for the 52-week period ended November 2, 2019), Weetos, Ready Brek and Weetabix On The Go. Nielsen’s ScanTrack data is representative of grocery, health and beauty and beverage purchases, collating data from, among others, major grocery stores, independent grocery chains, convenience stores and gas stations. Weetabix’s main markets are the U.K. and the Republic of Ireland, where Weetabix has deep relationships with all key retailers and key players in wholesale and foodservice. Weetabix also distributes products to multiple countries throughout the world, mainly through a network of third party distributors in the respective markets. Weetabix also has a growing business in emerging markets, such as China and Hong Kong, through the eCommerce channel. Additionally, Weetabix has operations in Africa through two joint ventures.
For fiscal 2019, 2018 and 2017, cereal and granola products sold by our Post Consumer Brands and Weetabix segments and the historical Private Brands segment (for fiscal 2018 and 2017 only) together contributed 40.4%, 37.6% and 37.6%, respectively, to our consolidated revenue.
Foodservice
Through our Foodservice segment, we primarily produce and distribute egg and potato products in the foodservice and food ingredient channels. We provide a broad portfolio of egg products under several brands, including Papetti’s and Abbotsford Farms, as well as potato products under several brands, including Simply Potatoes. Our operations include thirteen egg products production facilities in the United States, some of which are fully integrated, from the maintenance of laying flocks through the processing of egg products, and potato processing facilities in Maine, Minnesota, Nevada and Ohio. Several of these production facilities also produce products for our Refrigerated Retail segment.
Refrigerated Retail
Through our Refrigerated Retail segment, we produce and distribute side dishes, eggs and egg, cheese, sausage and other refrigerated products to retail customers. Our refrigerated side dish, potato and sausage products are marketed primarily under the Bob Evans, Bob Evans Farms, Simply Potatoes, Pineland Farms, Owens and Diner’s Choice brands; processing facilities for these products are located in Michigan, Minnesota, Ohio and Texas. Our egg products are chiefly marketed under the Bob Evans Egg Whites (which is the successor to the All Whites brand), Better’n Eggs, Abbotsford Farms and Davidson’s Safest Choice brands, and are produced at facilities located in Minnesota and New Jersey, as well as several of our egg products production facilities that also produce products for our Foodservice segment. Our cheese and other dairy case products are marketed principally under the Crystal Farms brand, as well as the Crescent Valley, Westfield Farms and David’s Deli brands. We operate a facility in Wisconsin that processes and packages various cheese products for the Crystal Farms brand and for private label customers.
Eggs and egg products sold by our Foodservice and Refrigerated Retail segments together for fiscal 2019, 2018 and 2017 contributed 27.8%, 24.6% and 27.1%, respectively, to our consolidated revenue.
BellRing Brands
Our BellRing Brands segment markets and distributes RTD protein shakes, other RTD beverages, powders, nutrition bars and supplements in the convenient nutrition category under the Premier Protein, Dymatize, PowerBar, Supreme Protein and Joint Juice brands. The BellRing Brands segment’s products are primarily manufactured under co-manufacturing agreements at various third party facilities located in the United States and Europe. BellRing Brands also owns a facility in Germany that manufactures bars and gels primarily for the European Union (the “E.U.”) and the U.K. Our BellRing Brands products are primarily sold in the club, food, drug and mass and eCommerce channels, as well as the specialty and convenience channels.
For fiscal 2019, 2018 and 2017, protein-based products and supplements contributed 15.0%, 13.2% and 13.6%, respectively, to our consolidated revenue.
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
Our Post Consumer Brands segment sells products primarily through an internal sales staff and broker organizations. Our Weetabix segment services its key U.K. markets through a centralized commercial team which manages relationships with customers at the corporate level while a third party sales force operates at the store level to ensure maximum availability and compliance with agreed plans, and it services emerging markets, such as China and Hong Kong, through the eCommerce channel. Our Foodservice and Refrigerated Retail segments sell and market their products primarily through dedicated teams of internal sales staff and broker organizations. Our BellRing Brands segment uses a flexible sales model that combines a national and international direct sales force, broker network and distributors.
Generally our products are distributed through a network of third party common carriers. In addition, our Refrigerated Retail and Foodservice segments have internal fleets that distribute certain of their products.
Research and Development
Our research and development efforts span our business segments. These capabilities extend to ingredients and packaging technologies; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations.
Raw Materials
Raw materials used in our businesses (purchased from local, regional and international suppliers) consist of ingredients and packaging materials. The principal ingredients for most of our businesses are agricultural commodities, including wheat, oats, rice, corn, other grain products, vegetable oils, milk-based, whey-based and soy-based proteins, protein blends, cocoa, corn syrup and sugar. Additionally, the principal ingredients for the Foodservice and Refrigerated Retail businesses are eggs, pork, pasta, potatoes, cheese, milk and butter. A portion of our egg needs comes from Company-owned layer hens, and the balance is purchased under third party contracts and in the spot market. We also buy significant amounts of grain to feed layer hens. In addition, we procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in various United States locations. Each of our segments utilizes raw material sources that ensure that its products meet standards and certification requirements, where applicable, for example, non-GMO, organic, gluten-free and/or cage-free. The principal packaging materials used by our businesses are linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging, cartonboard, and aseptic foil and plastic lined cartonboard.
Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as weather conditions, feed costs, labor disputes, governmental programs, regulations and trade and tariff policies, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances, such as avian influenza and diseases affecting livestock, which could affect the domestic poultry industry and our egg supply and our sow supply, respectively. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain ingredients and packaging needed for production. Although the prices of the principal raw materials can be expected to fluctuate, we believe such raw materials to be in adequate supply and generally available from numerous sources.
Cereal processing ovens and most of the Foodservice and Refrigerated Retail production facilities are generally fueled by natural gas or propane, which are obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) also are used in our processing facilities. Short-term standby propane storage exists at several plants for use in the event of an interruption in natural gas supplies. Oil also may be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products, including in our internal fleet. Weetabix owns and operates its own combined heat and power generation unit, which is capable of supplying the majority of the requirements of its main operation site with power and steam which means the site can be operated using either electricity or natural gas.
Trademarks and Intellectual Property
We own or have long-term licenses to use a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’s key trademarks include Post®, Honey Bunches of Oats®, Great Grains®, Post® Shredded Wheat, Spoon Size® Shredded Wheat, Golden Crisp®, Alpha-Bits®, Oh's®, ShreddiesTM, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Frosted Mini Spooners®, Golden Puffs®, Cinnamon Toasters®, Fruity Dyno-Bites®, Cocoa Dyno-Bites®, Berry Colossal Crunch®, Malt-O-Meal®, Farina®, Dyno-Bites®, MOM’s Best®, Better Oats™, CoCo Wheats™, Weetabix®, Barbara’s® and Puffins®, each of which we own, as well as several trademarks that we license from third parties for use in the United States, Canada and several other international markets, such as Pebbles™, Oreo O’s®, Nilla®, Nutter Butter®, Chips Ahoy!®, Honeymaid®, Hostess™ Donettes™ and Hostess™ Honey Bun. Our Weetabix segment’s key trademarks include Weetabix®, Alpen®, Weetos™, Ready Brek™, Weetabix On The Go™ and Oatibix™, each of which we own. The key trademarks for the Foodservice business include Papetti’s®, Abbotsford Farms® and Simply Potatoes®, each of which we own. The key trademarks for the Refrigerated Retail business include Davidson’s Safest Choice®, Abbotsford Farms®, Better’n Eggs®, Crystal Farms®, Simply Potatoes®, Diner’s Choice®, Westfield Farms®, David’s Deli®, Owens® and Country Creek Farm®, each of which we own, and Bob Evans® (which is used in brands such as Bob Evans® Egg Whites (which is the successor to All Whites®)), Bob Evans Farms® and Pineland Farms®, which we license for worldwide use. Our BellRing Brands segment’s key trademarks include Premier Protein®, Dymatize®, ISO.100®, PowerBar®, Joint Juice® and Supreme Protein®, each of which we own. Our owned trademarks are, in most cases, protected through registration in the United States or the U.K., as well as in many other countries where the related products are sold.
We also own several patents in North America and elsewhere. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.
We rely on a combination of trademark law, copyright law, trade secrets, non-disclosure and confidentiality agreements and provisions in other agreements and other measures to establish and protect our proprietary rights to our products, packaging, processes and intellectual property.
Seasonality
Demand for certain of our products may be influenced by customer and consumer spending patterns and the timing of promotional activities, as well as holidays, changes in seasons or other events. For example, demand for our egg products, potatoes, sausage, side dishes and cheese tends to increase during the Thanksgiving, Christmas and other holiday seasons, which may result in increased net sales during the first quarter of our fiscal year. Demand for our Malt-O-Meal hot wheat, Better Oats oatmeal and Ready Brek hot oats cereals also tends to be seasonably skewed towards the colder winter season. Demand for various products in our BellRing Brands business tends to be lower during our first fiscal quarter as a result of the holiday season and colder weather, which impacts outdoor activities. However, on a consolidated basis our revenues and results of operations are distributed relatively evenly over the quarters of our fiscal year.

Working Capital
A description of our working capital practices is included in the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. Cash receipts from goods sold, supplemented as required by borrowings, provide for our operating expenses and working capital needs. Our working capital practices also are described in Note 2 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Customers
We sell Post Consumer Brands products primarily to grocery stores, mass merchandise customers, supercenters, club stores, natural/specialty stores and drug store customers. We also sell in the military, eCommerce and foodservice channels. Our Weetabix segment’s products are primarily sold to grocery stores, discounters, wholesalers and convenience stores. Our Foodservice segment’s primary customers include foodservice distributors and national restaurant chains. Our Refrigerated Retail segment’s primary customers include grocery stores, mass merchandise customers and major food manufacturers and processors. Our BellRing Brands segment’s customers are predominately club stores, food, drug and mass customers and online retailers, and also include specialty retailers, supplement and convenience stores and distributors.
Our largest customer, Walmart, accounted for approximately 21% of our consolidated net sales in fiscal 2019. No other customer accounted for more than 10% of our fiscal 2019 consolidated net sales, but certain of our segments depend on sales to large customers.  For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for approximately 32% of Post Consumer Brands’s net sales in fiscal 2019. The largest customers of our Weetabix segment, Tesco, Walmart and Sainsbury’s, accounted for approximately 41% of Weetabix’s net sales in fiscal 2019. The largest customers of our Foodservice segment, Sysco and US Foods accounted for approximately 41% of the segment’s net sales in fiscal 2019. Additionally, the largest customer of our Refrigerated Retail segment, Walmart, accounted for approximately 22% of the segment’s net sales in fiscal 2019, and the largest customers of our BellRing Brands segment, Costco and Walmart, accounted for approximately 70% of the segment’s net sales in fiscal 2019. For purposes of this disclosure, “Walmart” refers to Walmart and its affiliates, which include Sam’s Club and Asda.
Competition
The consumer food and beverage and convenient nutrition categories in which we operate are highly competitive and highly sensitive to both pricing and promotion. Many of our principal competitors in these categories may have substantially more financial, marketing and other resources. Competition is based on, among other things, brand recognition, taste, nutritional value, ingredients, product quality, price, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and competitive pricing. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. The industries in which we operate are expected to remain highly competitive for the foreseeable future.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada and Europe are subject to regulations similar to those applicable to our business in the United States. As a producer and distributor of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the Food and Drug Administration (the “FDA”) and the Federal Trade Commission in the United States, as well as similar regulatory agencies in Canada, Mexico, the U.K., the E.U. and elsewhere and at the state level in the United States. Products that do not meet regulatory standards may be considered to be adulterated and/or misbranded and subject to recall. Additionally, following the adoption of the Food Safety Modernization Act in the United States and the Safe Foods for Canadians Act in Canada, the FDA and the Canadian Food Inspection Agency are implementing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
Certain egg and meat products produced by our Foodservice and Refrigerated Retail segments are under the jurisdiction of the United States Department of Agriculture (the “USDA”) and its regulations regarding quality, labeling and sanitary control, rather than FDA regulations. The Foodservice and Refrigerated Retail egg processing plants that break eggs, and some of our other meat and egg-processing operations, are subject to continuous on-site USDA inspections. Our other United States facilities are subject to periodic inspections by the USDA, the FDA and/or state regulatory authorities, such as state departments of agriculture. The pork product manufacturing operations of our Foodservice and Refrigerated Retail segments are subject to the Packers & Stockyards Act, which also is administered by the USDA and which regulates trade practices.

Our facilities, like those of similar businesses, are subject to certain safety regulations, including regulations issued pursuant to the United States Occupational Safety and Health Act and similar regulations in Canada, the U.K. and Germany. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. Additionally, some of the food commodities on which our businesses rely are subject to governmental agricultural programs (e.g., subsidies and import/export regulations), which have substantial effects on prices and supplies of these commodities.
In addition, our operations are subject to various federal, state and foreign laws and regulations regarding data privacy, including the E.U.’s General Data Protection Regulation and Privacy Shield, which applies to certain of our businesses and deals with the collection and use of personal information obtained from data subjects of the E.U. Our operations also are subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater pretreatment and discharge, storm water, waste handling and disposal and other regulations intended to protect public health and the environment. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and California’s Safe Drinking Water and Toxic Enforcement Act (Proposition 65). Our foreign facilities are subject to local and national regulations similar to those applicable to us in the United States. Additionally, Foodservice and Refrigerated Retail layer farms dispose of animal waste primarily by transferring it to farmers for use as fertilizer, and Foodservice and Refrigerated Retail potato product facilities dispose of solid vegetable waste primarily by transferring it to processors who convert it to animal feed. We have made, and will continue to make, expenditures to ensure environmental compliance.
Employees
The Company and its consolidated subsidiaries have approximately 10,100 employees as of November 1, 2019, of which approximately 8,100 are in the United States, approximately 1,100 are in the U.K., approximately 500 are in Canada and approximately 400 are located in other jurisdictions. Currently, approximately 17% of such employees are unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe that overall we have good relationships with employees and their representative organizations.
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 1, 2019:
Robert V. Vitale, age 53, has served as our President and Chief Executive Officer since November 2014 and serves as our principal executive officer. Mr. Vitale also has been a member of our Board of Directors since November 2014. Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 2014. Mr. Vitale previously served as president and chief executive officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale has been the executive chairman of BellRing, our publicly-traded subsidiary that manufactures products in the convenient nutrition category through its operating subsidiaries, since September 2019, and is a member of the board of directors of 8th Avenue. He also serves on the board of directors of Energizer Holdings, Inc., a publicly-traded manufacturer of primary batteries, portable lighting products and automotive appearance, performance and fragrance products.
Jeff A. Zadoks, age 54, has served as an Executive Vice President since November 2017 and as our Chief Financial Officer since November 2014, and serves as the Company’s principal financial officer. Mr. Zadoks previously served as our Senior Vice President and Chief Financial Officer from November 2014 until November 2017. Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 2014, and our Corporate Controller from October 2011 until November 2014. Prior to joining Post, Mr. Zadoks served as senior vice president and chief accounting officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as vice president and corporate controller of RehabCare Group from December 2003 until January 2010.
Howard A. Friedman, age 49, has served as President and Chief Executive Officer, Post Consumer Brands since July 2018. Mr. Friedman previously served as the executive vice president of the refrigerated meat and dairy business at The Kraft Heinz Company, a global food and beverage company, where he spent the majority of his more than twenty-year career.
Diedre J. Gray, age 41, has served as an Executive Vice President since November 2017 and as our General Counsel and Chief Administrative Officer since November 2014. She has served as our Corporate Secretary since January 2012. Ms. Gray previously served as our Senior Vice President, General Counsel and Chief Administrative Officer from November 2014 until November 2017. Ms. Gray served as our Senior Vice President-Legal starting in December 2011 and was promoted to Senior Vice President, General Counsel in September 2012. Prior to joining Post, Ms. Gray served as associate general counsel and assistant secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), a semiconductor and solar wafer manufacturing company, from 2010 to 2011. Previously, Ms. Gray was an attorney at Bryan Cave LLP (now Bryan Cave Leighton Paisner LLP) from 2003 to 2010.

Mark W. Westphal, age 54, has served as President, Foodservice (formerly known as Michael Foods) since January 2018. Mr. Westphal previously served as Chief Financial Officer of Michael Foods for nearly ten years. Prior to joining Michael Foods in 1995, Mr. Westphal worked for Grant Thornton, an audit, tax and advisory firm.
Available Information
We make available, free of charge, through our website (www.postholdings.com) reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC.

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
The consumer food and beverage and convenient nutrition categories are highly competitive. Competition in these categories is based on, among other things, brand recognition, taste, nutritional value, ingredients, product quality, price, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our competitors may have substantial financial, marketing and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive and customer pressures, as well as industry supply and market demand, also may limit our ability to increase prices, including in response to cost increases. In most product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in consumer preferences to competitors’ products, could result in us reducing prices, increasing marketing or other expenditures or losing market share. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume. In addition, our competitors are increasingly using social media networks to advertise products. If we are unable to compete in this environment and use social media effectively, it could adversely affect our business, financial condition, results of operations and cash flows.
We must identify changing consumer and customer preferences and develop and offer products to meet these preferences.
Consumer and customer preferences evolve over time. The success of our business depends on our ability to identify these changing preferences and to continue to develop and offer products that appeal to consumers and customers. Consumer preference changes include dietary trends, attention to different nutritional aspects of foods and beverages, concerns regarding the health effects of certain foods and beverages, sourcing practices relating to ingredients and animal welfare concerns. Any significant changes in consumer preferences or our inability to anticipate or react to such changes could result in reduced demand for our products and negatively impact our business, financial condition, results of operations and cash flows.
Our Foodservice and Refrigerated Retail businesses are, and will continue to be, affected by changing preferences and requirements as to the housing of egg-laying hens, as well as certain other farm animals. Many restaurant chains, foodservice companies and grocery chains have announced goals to transition to a cage-free egg supply by specified future dates. Meeting anticipated customer demand has resulted, and will continue to result, in additional operating and capital costs to procure cage-free eggs, to modify existing layer facilities and to construct new cage-free layer housing. In addition, several states have enacted, or are proposing, provisions providing for specific requirements for the housing of certain farm animals. These changing preferences and requirements also could require us to use specially sourced ingredients that may be more difficult to source or entail a higher cost or incremental capital investment which we may not be able to pass on to customers.
Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including adverse publicity about our products, packaging or ingredients (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, real or perceived health concerns regarding our products, our products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, products, ingredients or packaging or the food industry generally on social or digital media could seriously damage our brands and reputation. Further, third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. If consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. If we do not maintain favorable perceptions of our brands, our business, financial condition, results of operations and cash flows could be adversely impacted.

Our business strategy depends on us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable strategic transactions in the future. Our corporate development activities also may have an adverse impact on our business, financial condition, results of operations and cash flows.
Although we continuously evaluate strategic transactions, we may be unable to identify suitable strategic transactions in the future or may not be able to enter into such transactions at favorable prices or on terms that are favorable to us. Alternatively, we may in the future enter into additional strategic transactions, and any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, investment or merger, for cash or in exchange for our equity securities, a divestiture or a joint venture.
Evaluating potential transactions, including divestitures and joint ventures, requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support any acquired entities and information technology, personnel and other integration expenses) and may divert the attention of our management from ordinary operating matters.
Our corporate development activities also may present financial and operational risks and may have adverse effects on existing business relationships with suppliers and customers. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and amortization expenses related to certain intangible assets and increased operating expenses, all of which could, individually or collectively, adversely affect our business, financial condition, results of operations and cash flows.
The IPO of a minority interest in our BellRing Brands business, which consists of our historical Active Nutrition business, is subject to various risks and uncertainties, any of which could negatively impact our business, financial condition, results of operations and cash flows.
On October 21, 2019, the IPO of a minority interest in our BellRing Brands business, which consists of our historical Active Nutrition business, was completed. As a result of the IPO and the formation transactions, BellRing Brands, LLC is the holding company for our historical Active Nutrition business. As of October 21, 2019, BellRing is a holding company owning 28.8% of the BellRing Brands, LLC units, and Post owns one share of BellRing’s Class B common stock and 71.2% of the BellRing Brands, LLC units. For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing Brands, LLC units, the share of Class B common stock represents 67% of the combined voting power of the common stock of BellRing.
We may not be able to achieve the anticipated strategic and financial benefits expected as a result of the IPO. In addition, as a result of the IPO and the formation transactions, we will only benefit from a portion of any profits and growth of the BellRing Brands business in the future, and our historical financial information may not be indicative of future results. Further, the BellRing Brands business will be subject to additional costs as a result of being a standalone public company.
We may be unable to realize the anticipated benefits of the Bob Evans acquisition.
The acquisition of Bob Evans involved the combination of two companies that have historically operated independently. In order to realize the anticipated benefits of the Bob Evans acquisition, we have been, and will continue to be, required to devote significant management attention and resources to aligning the business practices, supply chains, cultures and operations of each business. We may encounter difficulties as we continue to align these businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition. Accordingly, the contemplated benefits of the Bob Evans acquisition may not be realized fully, or at all, or may take longer to realize than expected.
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

•	differences in business backgrounds, corporate cultures and management philosophies;

•	integration may be more costly, more time-consuming and more complex or less effective than anticipated;

•	inability to maintain uniform standards, controls and procedures; and

•	we may discover previously undetected operational or other issues, such as fraud.
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
Our freight costs may increase due to factors such as increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations and inflation. The primary ingredients used by our businesses include wheat, oats, rice, corn, other grain products, eggs, pork, pasta, potatoes, cheese, milk, butter, vegetable oils, milk-based, whey-based and soy-based proteins, protein blends, cocoa, corn syrup and sugar. The supply and price of these ingredients are subject to market conditions and are influenced by many factors beyond our control, including animal feed costs, weather patterns affecting ingredient production, governmental programs, regulations and trade and tariff policies, insects, plant diseases and inflation. Our primary packaging materials include linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging, cartonboard, and aseptic foil and plastic lined cartonboard. In addition, our manufacturing operations use large quantities of natural gas, propane and electricity. The cost of such commodities may fluctuate widely, and we may experience shortages in commodity items as a result of commodity availability, increased demand, weather conditions and natural disasters, as well as other factors outside of our control. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs. The prices charged for our products may not reflect changes in our freight, commodity, tariff and energy costs at the time they occur, or at all. Accordingly, changes in freight, commodity, tariff or energy costs may limit our ability to maintain existing margins and may have a material adverse effect on our business, financial condition, results of operations and cash flows. While we try to manage the impact of increases in certain of these costs by locking in prices on quantities required to meet our anticipated production requirements, if we fail, or are unable, to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our business, financial condition, results of operations and cash flows could be adversely affected.
Our Foodservice and Refrigerated Retail segments’ operating results are significantly affected by egg, sow, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely. In addition, our Refrigerated Retail segment’s cheese and butter products are affected by milk price supports established by the USDA. Although steps can be taken to mitigate the effects of changes in raw material costs, fluctuations in prices are outside of our control, and changes in the price of such items may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Certain supply and demand disruptions, such as those resulting from diseases affecting livestock and those experienced with the 2015 avian influenza outbreak, could create an inability to keep selling prices in line with input costs and may result in significant fluctuations in operating profit margins.
Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Intangibles and goodwill expected to contribute indefinitely to our cash flows are not amortized, but our management reviews them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (which stands for earnings before interest, income taxes, depreciation and amortization) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. In fiscal 2019, we had an impairment of both goodwill and other definite-lived intangible assets. In fiscal 2018, we had an impairment of other indefinite-lived intangible assets and no impairment of goodwill. In fiscal 2017, we had an impairment of goodwill and no impairment of other intangible assets. See further discussion of these impairments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Notes 2 and 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

Unsuccessful implementation of business strategies to reduce costs may adversely affect our business, financial condition, results of operations and cash flows.
Many of our costs, such as freight, raw materials and energy, are outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, our business, financial condition, results of operations and cash flows may be adversely impacted. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our business, financial condition, results of operations and cash flows may be adversely affected.
Economic downturns could limit consumer and customer demand for our products.
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. In periods of adverse or uncertain economic conditions, consumers may purchase less of our products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales of our products. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect profit margins. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.
If our products become adulterated or contaminated, or if they are misbranded or mislabeled , we might need to recall or withdraw those items and may experience product liability claims if consumers are injured.
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, tampering, mislabeling or other adulteration. Additionally, many of the ingredients used to make certain of our products, particularly eggs, pork, nuts, raw potatoes and grains, are vulnerable to contamination by naturally occurring molds and pathogens, such as salmonella. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. We may need to recall, withdraw or isolate some or all of our products if they become adulterated, mislabeled or misbranded, whether caused by us or someone in our supply chain. Such an incident could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers or customers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability claim against us, could result in a loss of consumer or customer confidence in our food products and damage our brands. Although we have various insurance programs in place, any of these events and/or a loss of consumer or customer confidence could have an adverse effect on our business, financial condition, results of operations and cash flows.
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations, could adversely affect our business.
The food industry is subject to a variety of federal, state and foreign laws and regulations, including requirements related to food safety, quality, manufacturing, processing, animal welfare, storage, marketing, advertising, labeling and distribution, as well as those related to worker health and workplace safety. Our activities, both inside and outside of the United States, are subject to extensive regulation. In the United States, we are regulated by, and our activities are affected by, among other federal and state authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). In Europe, we are regulated by, among other authorities, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in other E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed or licensed. Governmental regulations also affect taxes and levies, tariffs, healthcare costs, energy usage, data privacy and immigration and labor issues, any or all of which may have a direct or indirect effect on our business or the businesses of our customers or suppliers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children.
The impact of current laws and regulations, changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers, causing our business, financial condition, results of operations and cash flows to be adversely affected. As specific examples, Canada has enacted new food safety laws, and some states have passed laws that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, revocations of required licenses, injunctions or recalls, as well as potential criminal sanctions, any or all of which could have a material adverse effect on our business. The limited availability of government inspectors due to a government shutdown also could cause disruption to our manufacturing facilities.

We also may be impacted by changes to administrative policy, including tariffs and trade agreements. As an example, the United States, Canada and Mexico have renegotiated the North American Free Trade Agreement (“NAFTA”). Canada and Mexico have ratified the new agreement, named the United States, Mexico, Canada Agreement (“USMCA”). The United States has not yet done so. There remains uncertainty as to whether the United States Congress will adopt the legislation required to implement USMCA. If adopted in its current form by all three countries, we do not anticipate that USMCA will have a material impact on our operations. If USMCA is not adopted, then the current status quo (NAFTA) will prevail until such time as the United States (or another one of the signatories) chooses to withdraw (which can be done, in accordance with Article 2205 of NAFTA, on six months’ notice). Given the integrated nature of our North American operations and supply chain, we continue to monitor closely the implementation of USMCA.
Certain of our Foodservice, Refrigerated Retail and BellRing Brands products are subject to a higher level of regulatory scrutiny, resulting in increased costs of operations and the potential for delays in product sales.
Certain of our Foodservice and Refrigerated Retail businesses’ meat and egg products are subject to continuous on-site inspections by the USDA. Some of our BellRing Brands products are regulated by the FDA as dietary supplements, which are subject to FDA regulations and levels of regulatory scrutiny that are different from those applicable to conventional food. Internationally, certain of our BellRing Brands products are regulated as food, dietary supplements and, in some cases, drug products. There is some risk that product classifications could be changed by the regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs.
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
Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, results of operations or cash flows.
The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, significantly affected United States tax law, including by changing how the United States imposes tax on certain types of income of corporations and by reducing the United States federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carry forwards, taxation of foreign income and the foreign tax credit, among others. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in our stock. In addition, the Internal Revenue Service (the “IRS”) has yet to issue guidance on a number of important issues regarding the changes made by the Tax Act. In the absence of such guidance, we will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, financial condition, results of operations and cash flows.
The loss of, a significant reduction of purchases by or the bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for approximately 21% of our consolidated net sales in fiscal 2019. Walmart also is the largest customer of our Post Consumer Brands segment, accounting for approximately 32% of Post Consumer Brands’s net sales in fiscal 2019. The largest customers of our Weetabix segment, Tesco, Walmart and Sainsbury’s, accounted for approximately 41% of Weetabix’s net sales in fiscal 2019. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for approximately 41% of the segment’s net sales in fiscal 2019. Additionally, the largest customer of our Refrigerated Retail segment, Walmart, accounted for approximately 22% of the segment’s net sales in fiscal 2019, and the largest customers of our BellRing Brands segment, Costco and Walmart, accounted for approximately 70% of the segment’s net sales in fiscal 2019. For purposes of this risk factor, “Walmart” refers to Walmart and its affiliates, which include Sam’s Club and Asda.
The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, club stores, super centers and mass merchandisers. The competition to supply products to these high-volume stores is intense. Currently, we do not have long-term supply agreements with a substantial number of our retail customers, including our largest customers. These high-volume customers and mass merchandisers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of product purchased from us, sell another brand on an exclusive or priority basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our business, financial condition, results of operations and cash flows. In addition, our customers may offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our business, financial condition, results of operations and cash flows may be adversely affected.
Consolidation in the retail and foodservice distribution channels, and competitive, economic and other pressures facing our customers, may hurt our profit margins.
Over the past several years, the retail and foodservice channels have undergone significant consolidations and mass merchandisers and non-traditional retailers are gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands and increased promotional programs. If we are unable to respond to these requirements, our profitability or volume growth could be negatively impacted. Additionally, if any of our existing retailer or distributor customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired retailer or distributor. Further, the economic and competitive landscape for our customers is constantly changing, such as the growth of online food retailers and new market participants, and our customers’ responses to those changes could impact our businesses. The consolidation in the retail and foodservice channels also increases the risk that adverse changes to our customers’ business operations or financial performance would have a material adverse effect on us.
Pending and future litigation may impair our reputation or lead us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. There has been a recent increase in lawsuits filed against food and beverage companies alleging deceptive advertising and labeling. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are currently dependent on third party suppliers and manufacturers for the manufacturing of many of our products. Our business could suffer as a result of a third party’s inability to supply materials for our products or produce our products for us on time or to our specifications.
Our business relies on independent third parties for the supply of materials for, and the manufacture of, many products, such as RTD protein shakes, protein bars and powders, nutritional supplements, breakfast drinks, certain cereal and granola products, shell eggs, potatoes and certain refrigerated food products. Our business could be materially affected if we fail to develop or maintain our relationships with these third parties, if these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties cease doing business with us or go out of business. Additionally, we cannot be certain that we will not experience operational difficulties with these third parties, such as increases in costs, reductions in the availability of materials or production capacity, errors in complying with specifications, insufficient quality control and failure to meet production or shipment deadlines. The inability of a third party supplier or manufacturer to ship orders in a timely manner or in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business. Certain of our relationships with these third party manufacturers and suppliers are subject to minimum volume commitments, whereby the third party manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product and the third party supplier has committed to provide, and we have committed to purchase, a minimum quantity of materials, respectively. Despite these commitments, we may nonetheless experience situations where such third parties are unable to fulfill their obligations under our agreements or cannot produce or supply, as applicable, adequate amounts to allow us to meet customer demands.

8th Avenue has been separately capitalized with an unaffiliated third party, and as a result, we have less control over our historical Private Brands business.
On October 1, 2018, we separately capitalized 8th Avenue, which became the holding company for our historical Private Brands business, with THL (the transactions to separately capitalize 8th Avenue are referred to as the “8th Avenue Transactions”). As a result of the 8th Avenue Transactions, we hold 6.05 million shares of 8th Avenue Class B common stock, and THL and members of 8th Avenue’s management team together hold 3.95 million shares of 8th Avenue Class A common stock and 2.5 million shares of 8th Avenue Series A preferred stock. Although we hold a substantial majority of the voting power of 8th Avenue’s common stock and have the power to appoint a majority of the members of 8th Avenue’s board of directors, THL holds certain corporate governance and other rights with respect to 8th Avenue, and we cannot control the actions of THL. THL may have economic or business interests or goals that are inconsistent with our business interests or goals. Differences in views among THL and us may result in delayed decisions or disputes. THL’s interest could be sold to a third party, or 8th Avenue or its subsidiaries could be disposed of, in whole or in part, to third parties. These factors could potentially adversely impact the business and operations of 8th Avenue and, in turn, our business and operations.
Our historical financial information may not be indicative of our future financial performance as a result of the 8th Avenue Transactions. In addition, if our investment in 8th Avenue is not profitable, our financial condition and results of operations could be adversely impacted.
As of October 1, 2018, in connection with the 8th Avenue Transactions, 8th Avenue and its subsidiaries were deconsolidated from our financial statements. As a result, our balance sheets and statements of operations following the deconsolidation will not be comparable to the balance sheets and statements of operations reflected in our historical financial statements for periods prior to deconsolidation.
In addition, as of October 1, 2018, we hold 60.5% of the common equity of 8th Avenue. The 60.5% retained interest in 8th Avenue is accounted for using the equity method, and the carrying value of the investment in 8th Avenue is included on our balance sheet and returns from our investment in 8th Avenue are included in our results of operations. If our investment in 8th Avenue is not profitable, our financial condition and results of operations could be adversely impacted.
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
Our Post Consumer Brands and Weetabix segments operate in the mature RTE cereal category, and the failure or weakening of this category could materially adversely affect our business, financial condition, results of operations and cash flows.
Our Post Consumer Brands and Weetabix segments together produce and distribute branded, licensed and private label RTE cereals and hot cereals, other cereal-based food products and muesli, selling products to grocery stores, discounters, big box retailers, foodservice distributors, wholesalers and convenience stores across the United States, Puerto Rico, Canada, Mexico, the U.K., Ireland and the rest of the world. The RTE cereal category has experienced weakness in recent years, and we expect this trend may continue. Although we have achieved synergies in connection with our acquisition of the Weetabix Group, continuing weakness in the RTE cereal category, or the weakening of our major products competing in this category, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our sales and profit growth are dependent upon our ability to expand existing market penetration and enter into new markets.
Successful growth depends in part on our ability to add new retail and foodservice customers, as well as expand the number of products sold through existing customers. This growth would include expanding the number of our items our customers offer for sale and our product placement. The expansion of the business of our existing segments depends on our ability to obtain new, or expand our business with existing, large-account customers, such as grocery store chains, mass merchandisers and foodservice distributors. Our failure to obtain new, or expand our business with existing, large-account customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We participate in the private label food category, producing and distributing private label products, including through our investment in 8th Avenue. In many cases, competitors with nationally branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers and distributors becomes more challenging because the price differential between private label products and branded products may become less significant. Competitive pressures or promotions of branded products could cause us or our customers to lose sales, which may require us to lower prices or increase the use of our own discounting or promotional programs, each of which would adversely affect our margins, business, financial condition, results of operations, profitability and cash flows.
Disruption of our supply chain and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
In coordination with our suppliers, business partners and third party manufacturers, our ability to make, move and sell products is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, any potential effects of climate change, natural disaster, disease, fire, explosion, cyber-attacks, terrorism, pandemics, strikes, repairs or enhancements at our facilities or other reasons could impair our ability to manufacture, sell or timely deliver our products.
In addition, the manufacturing capabilities for certain of our products are concentrated with certain third party manufacturers and at certain of our and our third party manufacturers’ facilities. If we had to close or limit production of all or part of the operations at one or more of such facilities for any reason, or if certain of our facilities or such third party manufacturers were unable to produce our desired quantities, we may be unable to increase production at our other facilities or with other third party manufacturers in a timely manner, which could adversely affect our customer relationships, business, financial condition, results of operations and cash flows.
Changes in weather conditions and natural disasters also may affect the cost and supply of commodities and raw materials, including grains, eggs, sows, potatoes, corn syrup, proteins and sugar. Additionally, these events can result in lower recoveries of usable raw materials. Competitors can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a commodity or raw material is sourced from a single location, could adversely affect our business, financial condition, results of operations and cash flows and/or require additional resources to restore our supply chain.
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

•
the potential for substantial penalties and litigation related to violations of a wide variety of laws, treaties and regulations, including anti-corruption regulations (including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act) and privacy laws and regulations (including the E.U.’s General Data Protection Regulation, which applies to certain of our businesses);

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
The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility and could result in tariffs, which could adversely affect our operations and business.
The results of the referendum relating to the membership of the U.K. in the E.U., advising for the exit of the U.K. from the E.U. (“Brexit”), may cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers, suppliers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, in the event of a no-deal Brexit, our business could be adversely impacted by tariffs on imports to the U.K. as well as exports from the U.K.
These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, tariffs could impact the ability of our Weetabix business to continue to sell product in some of the markets where it currently does business.
United States and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
United States and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. Events affecting the credit markets also have had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow money, if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changing currency exchange rates may adversely affect our business, financial condition, results of operations and cash flows.
We have operations and assets in the United States as well as foreign jurisdictions, and a portion of our contracts and revenues are denominated in foreign currencies. Our consolidated financial statements are presented in United States dollars. We therefore must translate our foreign assets, liabilities, revenue and expenses into United States dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the United States dollar may negatively affect the value of these items in our consolidated financial statements. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our business and our consolidated financial condition, results of operations and cash flows may be negatively affected.
Technology failures, cybersecurity incidents and corruption of our data privacy protections could disrupt our operations and negatively impact our business.
We rely on information technology networks and systems to process, transmit and store operating and financial information, to manage and support a variety of business processes and activities, including production, and to comply with regulatory, legal and tax requirements. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and control costs. Our and our third party vendors’ information technology systems may be vulnerable to a variety of interruptions or malfunctions due to events beyond our or their control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, power outages, computer viruses and malware, hardware or software failures, cybersecurity incidents, hackers and other causes. Such interruptions or malfunctions could negatively impact our business.
If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, or if one of our third party service providers fails to provide the services we require, we could be subject to billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. Cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by individuals and groups (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons).
If any of our significant information technology systems suffers severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, business, financial condition, results of operations and cash flows may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation and reputational damage from leaks of confidential or personal information. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect them to continue.
We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding personal information, data privacy, data protection and data security. Several foreign governments, including the E.U., have laws and regulations dealing with the collection and use of personal information obtained from their data subjects, and we could incur substantial penalties or litigation related to violations of such laws and regulations.
Agricultural diseases or pests could harm our business, financial condition, results of operations and cash flows.
Many of our business activities are subject to a variety of agricultural risks, including diseases and pests, which can adversely affect the quality and quantity of the raw materials we use and the products we produce and distribute (or have produced or distributed by third parties), as well as increase the costs of production. Any actual or potential contamination of our products could result in product recalls, market withdrawals, safety alerts, cessation of manufacturing or distribution or, if we fail to comply with applicable FDA, USDA or other United States or international regulatory authority requirements, enforcement actions. We also could be subject to product liability claims or adverse publicity if any of our products are alleged to have caused illness or injury.
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
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, know-how, copyrights and licenses, to be a significant and valuable asset of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as exclusive and nonexclusive licensing agreements, third party nondisclosure, confidentiality and assignment agreements and confidentiality provisions in third party agreements and the policing of third party misuses of our intellectual property. Our failure or inability to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm our business. In addition, as certain of our trademarks, trade names and trade secrets are subject to licenses and are shared and used by third parties, negative events outside of our control could have an adverse impact on us and our business, financial condition, results of operations and cash flows.
We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time-consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could require us to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any or all of which could have a negative impact on our operating profits and harm our future prospects.
We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel or experience turnover of our management team.
We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. If we lose key personnel or one or more members of our senior management team, or if we fail to attract new qualified employees, our business, financial condition, results of operations and cash flows could be harmed.
Labor strikes or work stoppages by our employees could harm our business.
Some of our full-time production, maintenance and warehouse employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our business, financial condition, results of operations and cash flows could be adversely affected. In addition, we could be subject to unionization efforts at our non-union facilities. Increased unionization of our workforce could lead to disruptions in our business, increases in our operating costs and constraints on our operating flexibility.
In the event of a work stoppage, we have contingency plans in place to hire additional labor or manufacture products in other locations to mitigate disruption to our business. However, there are limitations inherent in any plan to mitigate disruption to our business in the event of a work stoppage, and particularly in the case of a prolonged work stoppage, there can be no assurance that it would not have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
With approximately 10,100 employees as of November 1, 2019 (which excludes the employees of our unconsolidated subsidiaries), our profitability may be substantially affected by costs of medical and other health and welfare benefits for these employees as well as certain former employees. Although we try to control these costs, they can vary because of changes in health care laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase could negatively affect our profitability.
We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. In addition, our Foodservice and Refrigerated Retail businesses are subject to particular federal and state requirements governing animal feeding operations and the management of animal waste. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, future laws may more stringently regulate the emission of greenhouse gases, particularly carbon dioxide and methane. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business.
Future events, such as new or more stringent environmental laws and regulations, new environmental claims, the discovery of currently unknown environmental conditions requiring response action or more vigorous interpretations or enforcement of existing environmental laws and regulations, might require us to incur additional costs that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Climate change, or legal or market measures to address climate change, may negatively affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If any of these climate changes has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, including wheat, oats and other grain products, proteins, eggs, potatoes and sows. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in damage and disruptions to our manufacturing operations and distribution channels, particularly where a product is primarily sourced from a single location. The increasing concern over climate change also may result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases. If such laws are enacted, we may experience significant increases in our costs of operation and delivery. As a result, climate change could negatively affect our business, financial condition, results of operations and cash flows.
Actual operating results may differ significantly from our or BellRing’s guidance.
From time to time, we release guidance regarding our future performance, the future performance of some or all of our unconsolidated and consolidated subsidiaries or the expected future performance of companies or businesses that we have agreed to acquire. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and the factors described under “Cautionary Statement on Forward-Looking Statements” in our current and periodic reports filed with the SEC. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party has audited, reviewed, examined, compiled or applied agreed upon procedures with respect to the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. The independent registered public accounting firm report included herein relates to our previously issued financial statements. It does not extend to any guidance and should not be read to do so.
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
Similarly, BellRing, as a separate publicly-traded company whose financial results are consolidated into Post’s financial statements, releases guidance regarding its future performance, which consists of forward-looking statements. These statements are prepared by BellRing’s management, and we do not accept any responsibility for any such statements.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the annual deadline imposed by SOX. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. In addition, in the event we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2019, management determined that our internal control over financial reporting was effective.

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
We have a significant amount of debt. We had $7,119.3 million in aggregate principal amount of total debt as of September 30, 2019. Additionally, our secured revolving credit facility had borrowing capacity of $780.5 million at September 30, 2019 (all of which would be secured when drawn).
In connection with the IPO and the formation transactions, Post borrowed $1,225.0 million under a bridge loan facility on October 11, 2019 (the “2020 Bridge Loan”), which was assumed by BellRing Brands, LLC upon the closing of the IPO and the formation transactions on October 21, 2019 pursuant to a borrower assignment and assumption agreement (the “Borrower Assignment and Assumption Agreement”). Under the Borrower Assignment and Assumption Agreement, Post retained the cash proceeds of the 2020 Bridge Loan, which it used to repay a portion of the $1,309.5 million balance of the existing term loan under its existing credit agreement. In addition, in connection with the closing of the IPO and the formation transactions, BellRing Brands, LLC repaid in full the balance of the 2020 Bridge Loan and all interest thereunder, entered into a credit agreement, which provides for a term B loan facility in an aggregate principal amount of $700.0 million (the “Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 million (the “BellRing Revolving Credit Facility”), and borrowed the full amount of the Term B Facility and $100.0 million under the BellRing Revolving Credit Facility. Subsequently, on October 31, 2019, BellRing Brands, LLC repaid $40.0 million of outstanding borrowings under the BellRing Revolving Credit Facility. These transactions are collectively referred to herein as the “BellRing Financing Transactions.”
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
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity.

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
A default would permit lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our indentures and credit agreement. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Certain of our subsidiaries are not subject to the restrictive covenants in our debt, and their financial resources and assets may not be available to us to pay our obligations on our indebtedness.
We have designated 8th Avenue and its subsidiaries and BellRing and its subsidiaries as unrestricted subsidiaries under our credit agreement and senior note indentures. Any subsidiary that is designated as unrestricted is not a guarantor under our credit agreement or under our senior note indentures, and the assets of our unrestricted subsidiaries do not secure our obligations under our credit agreement. 8th Avenue and BellRing Brands, LLC have entered into secured credit facilities that are separate from our credit agreement and senior note indentures and that restrict, among other matters, their ability to make distributions to us or engage in transactions with us. Accordingly, the financial resources and other assets of 8th Avenue and its subsidiaries and BellRing Brands,

LLC and its subsidiaries may not be available to us to pay our obligations on our indebtedness or, if available, may be significantly limited.
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
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in a sufficient amount, to enable us to pay our indebtedness, including the senior notes and our other debt obligations, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all.
Increases in interest rates may negatively affect earnings.
As of September 30, 2019, the aggregate principal amount of our debt instruments with exposure to interest rate risk was $1,309.5 million, based on the outstanding debt balance of our term loan. Higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. In May 2017, we entered into $1,000.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR base rate, beginning on May 24, 2017 and ending on May 24, 2024, of which $200.0 million remained outstanding as of September 30, 2019. As of September 30, 2019, each one hundred basis points change in LIBOR rates would result in an approximate $11 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $200.0 million in interest rate swap agreements.
As previously disclosed, in connection with the IPO and the formation transactions, Post and BellRing Brands, LLC entered into a series of BellRing Financing Transactions in October 2019. After giving effect to the BellRing Financing Transactions, each one hundred basis points change in LIBOR rates would result in an approximate $7 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk.
The U.K. Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. Certain of our variable rate debt use LIBOR as a benchmark for establishing interest rates. In addition, certain hedging transactions reference LIBOR as a benchmark rate in order to determine the applicable interest rate or payment amount. In the event LIBOR is discontinued, replaced or significantly changed, or ceases to be recognized as an acceptable benchmark, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument. This could result in different financial performance for existing transactions, require different hedging strategies and require renegotiation for existing instruments. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment. While we do not expect the transition from LIBOR and the risks thereto to have a material adverse effect on us, it remains uncertain at this time.
Risks Related to Our Common Stock
Your percentage ownership in Post may be diluted in the future.
As with any publicly-traded company, our shareholders’ percentage ownership in Post may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees and the vesting of other equity awards. For a brief discussion of our equity incentive plan, see Note 20 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
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
Our amended and restated articles of incorporation (as amended, the “articles of incorporation”), our amended and restated bylaws (the “bylaws”) and Missouri law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and incentivizing prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own our principal executive offices and lease corporate administrative offices in St. Louis, Missouri. The general offices and locations of our principal operations for each of our businesses are set forth in the summary below. We also lease sales offices mainly in the United States and maintain a number of stand-alone distribution facilities. In addition, there is on-site warehouse space available at many of our manufacturing facilities, and in addition to the owned and leased warehouse space discussed below, we contract for the usage of additional warehouse space on an as needed basis, as appropriate. Utilization of manufacturing capacity varies by manufacturing facility based upon the type of products assigned and the level of demand for those products.
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
Post Consumer Brands
The main administrative office for Post Consumer Brands, which we own, is located in Lakeville, Minnesota. Post Consumer Brands also leases administrative office space in Bentonville, Arkansas; Cincinnati, Ohio and Toronto, Canada.
Post Consumer Brands has eight owned manufacturing facilities located in Asheboro, North Carolina; Battle Creek, Michigan; Jonesboro, Arkansas; Niagara Falls, Ontario; Northfield, Minnesota (which consists of two facilities and also includes warehouse space); St. Ansgar, Iowa and Tremonton, Utah. Post Consumer Brands also leases land for another owned manufacturing facility located in Cobourg, Ontario. Post Consumer Brands maintains approximately 5.3 million square feet of warehouse and distribution space throughout the United States and Canada, approximately 1.0 million of which is owned by us and approximately 4.3 million of which is leased by us.
Weetabix
Weetabix has four owned manufacturing facilities in the U.K. in Burton Latimer, Corby and Ashton-under-Lyne. In addition, Weetabix’s joint ventures in Kenya and South Africa each owns a manufacturing facility in those respective countries. Weetabix also leases office space in the United Arab Emirates, Spain and China, and leases warehouse space in China.
Foodservice

The Foodservice segment has administrative offices, which are leased, in Minnetonka, Minnesota. Operations for our Foodservice segment include nine owned egg products production facilities in Illinois, Iowa, Minnesota, Nebraska and Oregon, and four leased egg products production facilities in New Jersey, Pennsylvania and South Dakota. The egg products business also owns eight layer facilities in the United States. In addition, operations for our Foodservice segment include two owned potato processing facilities in Mars Hill, Maine and Chaska, Minnesota, as well as a leased potato processing facility in North Las Vegas, Nevada.
Refrigerated Retail
The Refrigerated Retail segment has administrative offices, which are leased, in New Albany, Ohio. In addition to certain of the egg products production facilities previously referenced for our Foodservice business, our Refrigerated Retail operations include owned sausage production plants in Hillsdale, Michigan and Xenia, Ohio. In addition to the facilities in Chaska, Minnesota and Mars Hill, Maine previously referenced for our Foodservice business, our Refrigerated Retail operations include a leased manufacturing plant in Sulphur Springs, Texas, which produces RTE products, such as sandwiches, soups and gravies, and a leased potato and side dish processing facility in Lima, Ohio. Refrigerated Retail also uses an owned transportation facility in Springfield, Ohio and a leased transportation facility in Sunnyvale, Texas. The Refrigerated Retail segment additionally owns a cheese processing and packaging facility and warehouse in Lake Mills, Wisconsin for its cheese and other dairy-case products business.
BellRing Brands
The BellRing Brands segment leases research and development facilities and administrative offices in Emeryville, California and Dallas, Texas, an additional research and development facility in Boise, Idaho and an administrative office in Rogers, Arkansas. The BellRing Brands business also uses administrative office space in St. Louis, Missouri pursuant to a master services agreement by and among Post, BellRing and BellRing Brands, LLC entered in connection with the IPO and the formation transactions. The BellRing Brands segment also leases administrative offices in Munich, Germany; Worb, Switzerland and Manchester, England. In addition, the BellRing Brands segment leases warehouse space in Tagelswangen, Switzerland, a distribution center with warehouse space in Kleve, Germany and, through a third party logistics firm, warehouse space in Farmers Branch, Texas. The BellRing Brands business manufactures protein and energy bars and gels and conducts research and development through an owned facility in Voerde, Germany.
ITEM 3.    LEGAL PROCEEDINGS
Antitrust claims
In late 2008 and early 2009, approximately 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. (“MFI”), a wholly owned subsidiary of the Company, and approximately 20 other defendants (producers of shell eggs and egg products and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
The cases involved three plaintiff groups: (i) a nationwide class of direct purchasers of shell eggs (the “direct purchaser class”); (ii) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (iii) indirect purchasers of shell eggs (“indirect purchaser plaintiffs”).
Resolution of claims: To date, MFI has resolved the following claims, including all class claims: (i) in December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0 million, which was approved by the district court in December 2017; (ii) in January 2017, MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms; (iii) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms; and (iv) between June 2019 and September 2019, MFI individually settled on confidential terms egg product opt-out claims asserted against it by four separate opt-out plaintiffs. MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI.
Remaining portion of the cases: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by three opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by such opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants filed a second motion for summary judgment seeking dismissal of the claims, which was denied in June 2019. The remaining opt-out plaintiffs have not yet been assigned trial dates.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the cases could still result in a material adverse outcome.
Bob Evans Appraisal Proceedings
Prior to completion of the Company’s acquisition of Bob Evans on January 12, 2018, Bob Evans received demands from certain stockholders demanding appraisal of their shares of Bob Evans common stock. After the completion of the acquisition, several such former stockholders filed petitions in the Delaware Court of Chancery (Arbitrage Fund v. Bob Evans Farms, Inc. filed on January 23, 2018; Blue Mountain Credit Alternatives Master Fund L.P., et al. v. Bob Evans Farms, Inc. filed on April 30,

2018; and 2017 Clarendon LLC, et al. v. Bob Evans Farms, Inc. filed on April 30, 2018) seeking appraisal of their shares of Bob Evans common stock pursuant to Section 262 of the Delaware General Corporation Law (“Section 262”). The lawsuits sought appraisal for such shares, plus statutory interest, as well as the costs of the proceedings and such other relief as appropriate. Under Section 262, persons who were stockholders at the time of the closing were entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares (plus statutory interest) as determined by the Delaware Court of Chancery. In May 2018, the court consolidated the lawsuits into one action.
In December 2018, the Company settled with one petitioner, Arbitrage Fund, and Arbitrage Fund was dismissed with prejudice from the consolidated action. In addition, in December 2018, the Company pre-paid the $77.00 per share merger consideration to the Blue Mountain and 2017 Clarendon petitioners, effectively stopping the continued accrual of statutory interest on that amount. The Company made total payments of $257.6 million, inclusive of the aforementioned prepayment of $77.00 per share merger consideration, related to these matters in fiscal 2019. In September 2019, the Company reached settlement terms on a confidential basis with the remaining petitioners regarding their outstanding appraisal claims. The settlement was finalized and the remaining portion of the case was dismissed in October 2019. All former Bob Evans stockholders who demanded appraisal of their shares were paid for their shares of Bob Evans common stock.
Weetabix Limited Environmental Matter
In March 2019, Weetabix Limited, one of the Company’s wholly-owned subsidiaries, received notification from the U.K. Environment Agency (the “Environment Agency”) that the Environment Agency intended to charge Weetabix Limited in relation to a spill of diesel fuel into the ground at Weetabix Limited’s Burton Latimer site in the U.K. that occurred in November 2016, prior to the Company’s acquisition of the Weetabix Group. Upon discovery of the spill, Weetabix Limited informed the Environment Agency and took all necessary steps to address the spill, including putting in place monitoring and improvement measures. Weetabix Limited has fully cooperated with the Environment Agency at all times regarding the containment and assessment of the incident. The matter was allocated to the Northampton Crown Court which was heard on November 20, 2019, during which Weetabix Limited pleaded guilty to the offense under the Environmental Permitting Regulations 2010 and the Court imposed a fine of $0.1 million, plus costs.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial condition, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the consolidated financial condition, results of operations or cash flows of the Company.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “POST”. There were approximately 4,840 shareholders of record on November 18, 2019. We did not pay any cash dividends on our common stock during the years ended September 30, 2019 or 2018. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) (b)
July 1, 2019 - July 31, 2019	21,023	$104.81	21,023	$217,188,057
August 1, 2019 - August 31, 2019	1,721,679	$97.49	1,721,679	$49,348,287
September 1, 2019 - September 30, 2019	684,867	$105.27	684,867	$338,514,852
Total	2,427,569	$99.75	2,427,569	$338,514,852

(a)	Does not include broker’s commissions.

(b)
On May 2, 2018, our Board of Directors authorized the Company to repurchase up to $350,000,000 of shares of our common stock. The authorization had an expiration date of May 7, 2020. However, on September 4, 2019, our Board of Directors terminated the authorization effective September 4, 2019 and approved a new authorization to repurchase up to $400,000,000 of shares of our common stock to begin on September 4, 2019. As of September 4, 2019, the approximate dollar value of shares that could yet be repurchased under the prior authorization was $38,736,776. The table discloses the approximate dollar value of shares that may yet be repurchased under the new authorization as of September 30, 2019.

Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (i) Post common stock; (ii) the Russell 1000 index; and (iii) a peer group composed of 11 United States-based public companies in the food and consumer packaged goods industries.
The peer group companies are: B&G Foods, Inc.; Brown-Forman Corporation; Coca-Cola Bottling Co.; Cott Corporation; Darling International Inc.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; J&J Snack Foods Corp.; Sanderson Farms, Inc.; Sunopta Inc. and TreeHouse Foods Inc. Pinnacle Foods Inc. was removed from the peer group for the most recent period as it was acquired in 2018 and is no longer a publicly-traded company.
This graph covers the period from September 30, 2014 through September 30, 2019.

* $100 invested on 9/30/14 in stock or index.
Performance Graph Data

	Post ($)	Russell 1000 Index ($)	Peer Group ($)
9/30/2014	100.00	100.00	100.00
9/30/2015	178.12	97.45	107.90
9/30/2016	232.58	109.65	107.11
9/29/2017	266.03	127.40	121.54
9/28/2018	295.48	147.25	116.43
9/30/2019	318.99	149.96	136.43
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.    SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY
(in millions, except per share data)

	Year Ended September 30,
(dollars in millions, except per share data)	2019 (a)	2018 (a)	2017 (a)	2016 (a)	2015 (a)
Statements of Operations Data
Net sales (b)	$5,681.1	$6,257.2	$5,225.8	$5,026.8	$4,648.2
Cost of goods sold (c)	3,889.0	4,403.2	3,655.0	3,476.3	3,468.2
Gross profit	1,792.1	1,854.0	1,570.8	1,550.5	1,180.0
Selling, general and administrative expenses (b)(c)	911.6	976.4	867.7	839.7	734.1
Amortization of intangible assets	161.3	177.4	159.1	152.6	141.7
Gain on sale of business (d)	(126.6)	—	—	—	—
Impairment of goodwill and other intangible assets (e)	63.3	124.9	26.5	—	60.8
Other operating expenses, net	1.5	1.8	0.8	9.4	25.1
Operating profit	781.0	573.5	516.7	548.8	218.3
Interest expense, net	322.4	387.3	314.8	306.5	257.5
Loss on extinguishment of debt, net (f)	6.1	31.1	222.9	86.4	30.0
Expense (income) on swaps, net (g)	306.6	(95.6)	(91.8)	182.9	92.5
Other (income) expense, net (c)	(13.2)	(14.0)	(3.6)	3.1	5.6
Earnings (loss) before income taxes and equity method loss	159.1	264.7	74.4	(30.1)	(167.3)
Income tax (benefit) expense (h)	(3.9)	(204.0)	26.1	(26.8)	(52.0)
Equity method loss, net of tax (i)	37.0	0.3	—	—	—
Net earnings (loss) including noncontrolling interest	126.0	468.4	48.3	(3.3)	(115.3)
Less: Net earnings attributable to noncontrolling interest (i)	1.3	1.1	—	—	—
Net earnings (loss)	124.7	467.3	48.3	(3.3)	(115.3)
Less: Preferred stock dividends	3.0	10.0	13.5	25.1	17.0
Net earnings (loss) available to common shareholders	$121.7	$457.3	$34.8	$(28.4)	$(132.3)

Earnings (Loss) Per Share
Basic	$1.72	$6.87	$0.51	$(0.41)	$(2.33)
Diluted	$1.66	$6.16	$0.50	$(0.41)	$(2.33)

Statements of Cash Flows Data
Depreciation and amortization	$379.6	$398.4	$323.1	$302.8	$272.8
Cash provided (used) by:
Operating activities (j)	$688.0	$718.6	$386.7	$502.4	$457.7
Investing activities (j)	26.7	(1,675.6)	(2,095.0)	(206.5)	(1,320.8)
Financing activities	(652.4)	423.4	2,053.1	(4.5)	1,372.4

Balance Sheet Data
Cash and cash equivalents	$1,050.7	$989.7	$1,525.9	$1,143.6	$841.4
Working capital (excluding cash, cash equivalents, restricted cash and current portion of long-term debt)	282.4	435.8	403.5	303.2	317.6
Total assets	11,951.6	13,057.5	11,876.8	9,360.6	9,163.9
Debt, including short-term portion and amounts held for sale	7,079.5	7,868.8	7,171.2	4,563.5	4,470.9
Other liabilities	456.9	499.3	327.8	440.3	290.2
Total shareholders’ equity	2,937.3	3,060.5	2,789.7	3,008.6	2,976.0
____________

(a)
The data in these columns include results from acquisitions from the respective date of acquisition through September 30, 2019, as well as results from divestitures through the date of sale or deconsolidation. For more information on our fiscal 2018 and 2017 acquisitions and our fiscal 2019 divestiture, see Notes 5 and 7, respectively, within “Notes to Consolidated Financial Statements.” In fiscal 2016, the Company acquired Willamette and sold certain assets of its Michael Foods Canadian egg business. In fiscal 2015, the Company acquired the PowerBar and Musashi brands, American Blanching Company and MOM Brands, and sold the PowerBar Australia assets and the Musashi trademark.

(b)
On October 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method of adoption. Therefore, “Net sales” for the year ended September 30, 2019 are presented under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and “Net sales” for the years ended September 30, 2018, 2017, 2016 and 2015 are presented under ASC Topic 605, “Revenue Recognition.” For additional information about the adoption of ASU 2014-09, see Notes 3 and 4 within “Notes to Consolidated Financial Statements.”

(c)
For information about the impact of the retrospective adoption of ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on fiscal 2018 and 2017 results, see Note 3 within “Notes to Consolidated Financial Statements.” In connection with the adoption of ASU 2017-07, $3.1 million and $5.6 million of expense was reclassified from “Cost of goods sold” to “Other (income) expense, net” for the years ended September 30, 2016 and 2015, respectively.

(d)	For information about “Gain on sale of business” for fiscal 2019, see Note 7 within “Notes to Consolidated Financial Statements.”

(e)
For information about “Impairment of goodwill and other intangible assets” for fiscal 2019, 2018 and 2017, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Notes 2 and 8 within “Notes to Consolidated Financial Statements.” In the year ended September 30, 2015, the Company recorded a goodwill impairment charge of $57.0 million related to its Active Nutrition segment, as well as impairment losses of $3.7 million and $0.1 million related to the Grape-Nuts brand and the 100% Bran brand, respectively.

(f)
For information about “Losses on extinguishment of debt, net” for fiscal 2019, 2018 and 2017, see Note 17 within “Notes to Consolidated Financial Statements.” In the year ended September 30, 2016, the Company expensed $86.4 million, which included premium and debt extinguishment costs paid and write-offs of debt issuance costs, partially offset by the write-off of unamortized debt premium. This net loss related to the early repayment of a portion of its 7.375% senior notes and the repayment of a portion of its prior term loan. In the year ended September 30, 2015, the Company expensed $30.0 million of debt issuance costs and unamortized debt discount related to the repayment of a portion its prior term loan.

(g)
For information about “Expense (income) on swaps, net” for fiscal 2019, 2018 and 2017, see Note 15 within “Notes to Consolidated Financial Statements.” In the year ended September 30, 2016, the Company recorded expense of $182.9 million related to non-cash mark-to-market adjustments and cash settlements on its interest rate swaps. In the year ended September 30, 2015, the Company recorded expense of $92.5 million related to non-cash mark-to-market adjustments on its interest rate swaps.

(h)
In fiscal 2018, the effective tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. For information about “Income tax (benefit) expense,” see Note 10 within “Notes to Consolidated Financial Statements.”

(i)	For information about equity interests, see Note 9 within “Notes to Consolidated Financial Statements.”

(j)
For information about the impact of the retrospective adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” on fiscal 2018 and 2017, see Note 3 within “Notes to Consolidated Financial Statements.” In connection with the adoption of ASU 2016-18, net cash used in investing activities increased $10.4 million and $72.1 million for the years ended September 30, 2016 and 2015, respectively. Net cash provided by operating activities for the year ended September 30, 2015 was impacted by the adoption of this ASU as a result of the reclassification of restricted cash to current assets held for sale and foreign exchange losses on restricted cash balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8 of this report and the “Cautionary Statement on Forward-Looking Statements” on page 1.
OVERVIEW
We are a consumer packaged goods holding company, operating in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and Active Nutrition. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
Segment Reorganization
During the first quarter of fiscal 2019, we reorganized our reportable segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” At September 30, 2019, our reportable segments were as follows:

•	Post Consumer Brands: the North American ready-to-eat (“RTE”) cereal business;

•	Weetabix: the international (primarily the United Kingdom (the “U.K.”)) RTE cereal and muesli business;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes and egg, cheese and sausage products; and

•	Active Nutrition: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
Where practicable, all segment results reported herein have been reclassified to conform with the September 30, 2019 presentation. Effective October 21, 2019, our Active Nutrition segment will be known as our BellRing Brands segment.
Acquisitions and Integration Activity
We completed the following acquisitions during fiscal 2018 and 2017:
Fiscal 2018

•	Bob Evans Farms, Inc. (“Bob Evans”), acquired January 12, 2018 and reported in our Foodservice and Refrigerated Retail segments.
Fiscal 2017

•	National Pasteurized Eggs, Inc. (“NPE”), acquired October 3, 2016 and reported in our Foodservice and Refrigerated Retail segments; and

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

In connection with the acquisition of Bob Evans and the segment reorganization in the first quarter of fiscal 2019, our legacy Refrigerated Food segment, which included the results of Bob Evans and our legacy egg, potato and cheese businesses in fiscal 2018, was split into two segments. Our foodservice and food ingredient businesses are now reported in our Foodservice segment, and our retail businesses are now reported in our Refrigerated Retail segment. Due to the level of integration within our existing businesses, certain discrete financial data for Bob Evans and our legacy foodservice and refrigerated retail businesses is not available for the years ended September 30, 2019 and 2018.
Transactions
On October 21, 2019, our subsidiary BellRing Brands, Inc. (“BellRing”) closed the initial public offering (the “IPO”) of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), at an offering price of $14.00 per share. BellRing received net proceeds from the IPO of $524.4 million, excluding fees payable to us and after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. BellRing is a holding company owning 28.8% of the non-voting membership units (the “BellRing Brands, LLC units”) of BellRing Brands, LLC (formerly Dymatize Holdings, LLC) and we own 71.2% of the BellRing Brands, LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock”). For so long as we and our affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing Brands, LLC units, the Class B Common Stock represents 67% of the combined voting power of the common stock of BellRing. BellRing

Brands, LLC is the holding company for our historical Active Nutrition business (reported herein as our Active Nutrition segment). For additional information, see Note 25 within “Notes to Consolidated Financial Statements.”
On October 1, 2018, we and affiliates of Thomas H. Lee Partners, L.P. (collectively, “THL”) separately capitalized 8th Avenue Food & Provisions, Inc. (“8th Avenue,” and such transactions, the “8th Avenue Transactions”), and 8th Avenue became the holding company for our historical Private Brands business. We received gross proceeds of $875.0 million, as well as $16.8 million related to final working capital adjustments, from the 8th Avenue Transactions, and retained shares of common stock equal to 60.5% of the common equity in 8th Avenue. Effective October 1, 2018, 8th Avenue was no longer consolidated in our financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. 8th Avenue is reported historically herein as our Private Brands segment. Our historical Private Brands business manufactured and sold peanut and other nut butters, dried fruit and nut products, granola and pasta. For additional information, see Notes 1, 7, 9 and 17 within “Notes to Consolidated Financial Statements.”
Revenue from Contracts with Customers
On October 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all previously existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“GAAP”). As a result of the adoption, we reclassified certain payments to customers from “Selling, general, and administrative expenses” to “Net Sales” and recognized revenue that was previously deferred in “Net Sales” in the Consolidated Statement of Operations for the year ended September 30, 2019. For additional information regarding ASU 2014-09, refer to Notes 3 and 4 within “Notes to Consolidated Financial Statements.” The following table presents the impact on net sales resulting from the adoption of ASU 2014-09 by segment.

dollars in millions	Year Ended September 30, 2019
Post Consumer Brands	$(7.6)
Weetabix	—
Foodservice	(5.2)
Refrigerated Retail	(3.3)
Active Nutrition	(8.8)
$(24.9)
RESULTS OF OPERATIONS

	Fiscal 2019 compared to 2018				Fiscal 2018 compared to 2017
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$5,681.1	$6,257.2	$(576.1)	(9)%	$6,257.2	$5,225.8	$1,031.4	20%

Operating Profit	$781.0	$573.5	$207.5	36%	$573.5	$516.7	$56.8	11%
Interest expense, net	322.4	387.3	64.9	17%	387.3	314.8	(72.5)	(23)%
Loss on extinguishment of debt, net	6.1	31.1	25.0	80%	31.1	222.9	191.8	86%
Expense (income) on swaps, net	306.6	(95.6)	(402.2)	(421)%	(95.6)	(91.8)	3.8	4%
Other income, net	(13.2)	(14.0)	(0.8)	(6)%	(14.0)	(3.6)	10.4	289%
Income tax (benefit) expense	(3.9)	(204.0)	(200.1)	(98)%	(204.0)	26.1	230.1	882%
Equity method loss, net of tax	37.0	0.3	(36.7)	(12,233)%	0.3	—	(0.3)	n/a
Less: Net earnings attributable to noncontrolling interest	1.3	1.1	(0.2)	(18)%	1.1	—	(1.1)	n/a
Net Earnings	$124.7	$467.3	$(342.6)	(73)%	$467.3	$48.3	$419.0	867%

Net Sales
Fiscal 2019 compared to 2018
Net sales decreased $576.1 million, or 9%, during the year ended September 30, 2019. This decrease was primarily due to the absence of net sales in the current year attributable to our historical Private Brands segment ($848.9 million in the year ended September 30, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, partially offset by the inclusion of incremental net sales from our prior year acquisition of Bob Evans on January 12, 2018. Additionally, net sales grew in our Foodservice, Post Consumer Brands and Active Nutrition segments for the year ended September 30, 2019. Net sales in our Weetabix segment decreased during the year ended September 30, 2019. For further discussion, refer to “Segment Results” within this section.
Fiscal 2018 compared to 2017
Net sales increased $1,031.4 million, or 20%, during the year ended September 30, 2018. This increase was primarily due to the inclusion of incremental contributions from our fiscal 2018 acquisition of Bob Evans and our fiscal 2017 acquisition of the Weetabix Group, combined with net sales growth in all of our segments for the year ended September 30, 2018. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Fiscal 2019 compared to 2018
Operating profit increased $207.5 million, or 36%, for the year ended September 30, 2019. In the years ended September 30, 2019 and 2018, operating profit was impacted by losses related to the impairment of goodwill and other intangible assets of $63.3 million and $124.9 million, respectively, and provisions for legal settlement of $2.4 million and $17.3 million, respectively. Additionally, in the year ended September 30, 2019, operating profit was impacted by gains of $127.2 million related to the 8th Avenue Transactions and the sale of the Post Consumer Brands cereal warehouse in Clinton, Massachusetts. Excluding these impacts in both years, operating profit increased slightly, primarily due to the inclusion of incremental segment profit contribution from our prior year acquisition of Bob Evans, as well as organic growth within our Active Nutrition, Foodservice, Weetabix and Post Consumer Brands segments. These positive impacts were offset by the absence of segment profit in the current year attributable to our historical Private Brands segment ($60.8 million in the year ended September 30, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, and increased general corporate expenses and other in the year ended September 30, 2019. For further discussion, refer to “Segment Results” within this section.
Fiscal 2018 compared to 2017
Operating profit increased $56.8 million, or 11%, for the year ended September 30, 2018. In the years ended September 30, 2018 and 2017, operating profit was impacted by losses related to the impairment of goodwill and other intangible assets of $124.9 million and $26.5 million, respectively, and provisions for legal settlement of $17.3 million and $74.5 million, respectively. Additionally, the year ended September 30, 2017 was impacted by net foreign currency gains of $30.0 million related to cash held in Pounds Sterling to fund the fiscal 2017 acquisition of the Weetabix Group. Excluding these impacts in both years, operating profit increased $128.0 million, or 22%, primarily resulting from the inclusion of incremental segment profit contributions from our fiscal 2018 acquisition of Bob Evans and fiscal 2017 acquisition of the Weetabix Group, as well as increased segment profit within our Foodservice, Active Nutrition and Private Brands segments for the year ended September 30, 2018, partially offset by a decrease in segment profit within our Post Consumer Brands and Refrigerated Retail segments. General corporate expenses and other, excluding the previously described foreign currency gains, were higher in the year ended September 30, 2018. For further discussion, refer to “Segment Results” within this section.
Interest Expense, net
Interest expense decreased $64.9 million, or 17%, for the year ended September 30, 2019, compared to the prior year. The decrease was partially due to an increase in reclassifications of gains totaling $28.7 million from accumulated other comprehensive income (“OCI”) to interest expense, largely related to the termination of a portion of our interest rate swap contracts that were designated as hedging instruments. Additionally, interest expense was positively impacted by a decrease in the principal balance of debt outstanding due to repayments and repurchases of certain debt in fiscal 2019 and 2018 and lower interest expense of $7.5 million related to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock under Delaware law. These positive impacts were partially offset by an increase in our weighted-average interest rate resulting from a change in debt mix. Our weighted-average interest rate on our total outstanding debt was 5.2% and 5.0% for the years ended September 30, 2019 and 2018, respectively
Interest expense increased $72.5 million, or 23%, for the year ended September 30, 2018, compared to the prior year. The increase was driven primarily by the increase in the principal balance of debt outstanding from debt issued in fiscal 2018 and 2017, partially offset by a decrease in our weighted-average interest rate resulting from a change in debt mix. Our weighted-

average interest rate on our total outstanding debt was 5.0% and 5.5% for the years ended September 30, 2018 and 2017, respectively. We recorded $13.4 million of interest expense in the year ended September 30, 2018, with respect to the amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock under Delaware law and had not withdrawn their demands (see Note 5 within “Notes to Consolidated Financial Statements”). No such interest expense was incurred in the year ended September 30, 2017.
For additional information on our interest rate swaps designated as hedging instruments, refer to Note 15 within “Notes to Consolidated Financial Statements.” For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report. For additional information on former holders of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock, refer to Note 5 within “Notes to Consolidated Financial Statements.”
Loss on Extinguishment of Debt, net
During the years ended September 30, 2019, 2018 and 2017, we recognized net losses of $6.1 million, $31.1 million and $222.9 million, respectively, related to the extinguishment of debt.
For the year ended September 30, 2019, the net loss related to the repayment of a portion of our term loan, the assumption of our 2018 bridge loan by 8th Avenue in connection with the 8th Avenue Transactions (the “2018 Bridge Loan”) and the repurchase and retirement of portions of the principal balances of our 5.75% senior notes, 5.625% senior notes and 5.00% senior notes. The net loss included write-offs of debt issuance costs of $10.8 million, partially offset by gains realized on debt repurchased at a discount of $4.0 million and the write-off of an unamortized debt premium of $0.7 million.
For the year ended September 30, 2018, the net loss related to the extinguishment of the principal balance of our 6.00% senior notes, portions of the principal balances of our 5.625% senior notes, 5.75% senior notes, 5.00% senior notes and 8.00% senior notes and the amendment of our term loan. The net loss included premiums and debt extinguishment costs paid of $33.7 million and the write-off of debt issuance costs of $9.7 million, partially offset by the write-off of an unamortized debt premium of $4.6 million and gains realized on debt repurchased at a discount of $7.7 million.
For the year ended September 30, 2017, the net loss related to the extinguishment of the entire remaining principal balances of our 6.75% senior notes, 7.375% senior notes and 7.75% senior notes and a portion of the principal balance of our 8.00% senior notes. The net loss included premiums of $219.8 million and the write-off of debt issuance costs of $18.6 million, partially offset by the write-off of unamortized debt premium of $15.5 million.
For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements.”
Expense (Income) on Swaps, net
During the years ended September 30, 2019, 2018 and 2017, we recognized net losses (gains) of $306.6 million, $(95.6) million and $(91.8) million, respectively, on our interest rate swaps and cross-currency foreign exchange contracts that were not designated as hedging instruments. Of the total losses recognized in the year ended September 30, 2019, $293.1 million related to non-cash mark-to-market adjustments and $13.5 million related to cash settlements paid, both of which related to our interest rate swaps. Of the total gains recognized in the year ended September 30, 2018, $(96.7) million related to non-cash mark-to-market adjustments, which was offset by $1.1 million related to cash settlements paid, both of which related to our interest rate swaps. Of the total gains recognized in the year ended September 30, 2017, $(93.6) million related to non-cash mark-to-market adjustments on our interest rate swaps, cross-currency swaps and foreign exchange forward contracts, which was offset by $1.8 million related to cash settlements paid on our interest rate swaps. For additional information on our interest rate swaps and cross-currency foreign exchange contracts, refer to Note 15 within “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.

Income Taxes
Our effective income tax rate for fiscal 2019 was (2.5)% compared to (77.1)% for fiscal 2018 and 35.1% for fiscal 2017. A reconciliation of income tax (benefit) expense with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
(dollars in millions)	2019	2018	2017
Computed tax (a)	$33.4	$64.9	$26.1
Enacted tax law and changes, including the Tax Act (a)	(4.8)	(270.9)	—
Non-deductible goodwill impairment loss	6.9	—	7.2
Non-deductible compensation	2.7	1.2	1.8
Non-deductible transaction costs	2.2	1.5	2.9
Domestic production activities deduction	—	(5.9)	—
State income taxes, net of effect on federal tax	(0.7)	5.6	0.8
Non-taxable interest income	—	(2.4)	(3.4)
Valuation allowances	6.6	4.1	4.8
Change in deferred tax rates	(4.6)	0.3	—
Uncertain tax positions	(7.9)	0.3	(0.5)
Net losses and basis difference attributable to equity method investment	4.4	—	—
Income tax credits	(3.0)	(2.3)	(1.4)
Rate differential on foreign income	(7.7)	(5.3)	(6.8)
Excess tax benefits for share-based payments	(33.4)	(1.8)	(6.2)
Other, net (none in excess of 5% of statutory tax)	2.0	6.7	0.8
Income tax (benefit) expense	$(3.9)	$(204.0)	$26.1

(a)
Fiscal 2019 and 2017 federal corporate income tax was computed at the federal statutory rate of 21% and 35%, respectively. Fiscal 2018 federal corporate income tax was computed using a blended United States (“U.S.”) federal corporate income tax rate of 24.5%, as discussed below.

In fiscal 2018, the effective tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to our accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for our 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the year ended September 30, 2018, we (i) remeasured our existing deferred tax assets and liabilities considering both the 2018 blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $281.2 million and (ii) calculated the one-time transition tax and recorded provisional tax expense of $10.3 million. Full expensing of certain depreciable assets resulted in temporary differences, which were analyzed throughout fiscal 2018 as assets were placed in service. During the year ended September 30, 2019, in connection with preparing our fiscal 2018 corporate income tax returns, we recorded tax benefits related to the (i) re-measurement of our existing deferred tax assets and liabilities and (ii) adjustment to the one-time transition tax of $0.2 and $4.6, respectively. The Tax Act subjects U.S. corporations to a tax on global low-taxed income, which we elected to recognize in the period in which it is incurred.
SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sales of businesses and facilities, interest expense and other unallocated corporate income and expenses.

Post Consumer Brands

	Fiscal 2019 compared to 2018				Fiscal 2018 compared to 2017
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$1,875.9	$1,831.7	$44.2	2%	$1,831.7	$1,742.5	$89.2	5%
Segment Profit	$337.1	$329.2	$7.9	2%	$329.2	$354.9	$(25.7)	(7)%
Segment Profit Margin	18%	18%			18%	20%
Fiscal 2019 compared to 2018
Net sales for the Post Consumer Brands segment increased $44.2 million, or 2%, for the year ended September 30, 2019, primarily driven by higher average net selling prices resulting from targeted price increases and 1% higher volumes, partially offset by an unfavorable product mix. Volume increases were primarily due to increases in private label cereal, kid classic brands and licensed products. These increases were partially offset by declines in Malt-O-Meal bag cereal, Great Grains, Honey Bunches of Oats and adult classic brands.
Segment profit for the year ended September 30, 2019 increased $7.9 million, or 2%, compared to the prior year. This increase was primarily due to higher average net selling prices and increased volumes, as previously discussed, as well as lower advertising and consumer spending of $8.5 million and decreased integration costs of $1.2 million. These positive impacts were partially offset by higher raw material costs of $13.8 million, increased freight costs of $11.8 million (excluding volume-driven impacts), unfavorable manufacturing costs of $5.3 million, higher warehousing expense of $4.2 million and increased employee-related expenses.
Fiscal 2018 compared to 2017
Net sales for the Post Consumer Brands segment increased $89.2 million, or 5%, for the year ended September 30, 2018, primarily due to the inclusion of an additional nine months of results of the Weetabix NA business in the year ended September 30, 2018, as compared to the prior year. Excluding this impact, net sales increased 1% on 1% higher volumes. Volume increases were primarily due to gains in licensed products, driven by new product introductions and expanded distribution, as well as increases in Honey Bunches of Oats and governmental bid business. These increases were partially offset by decreases in Malt-O-Meal bag cereal and kid and adult classic brands. Average net selling prices decreased primarily due to higher trade spending, which included increased slotting fees related to new product introductions, partially offset by a favorable product mix.
Segment profit for the year ended September 30, 2018 decreased $25.7 million, or 7%, compared to the prior year. The decrease in segment profit was primarily due to unfavorable manufacturing costs of $20.1 million, in part due to higher than expected conversion costs associated with new product introductions, increased co-manufacturing costs also associated with new product introductions and unplanned downtime at two of our facilities. Segment profit was also negatively impacted by higher raw material costs of $8.9 million and higher freight costs of $17.0 million (excluding volume-driven increases). These negative impacts were partially offset by higher net sales, as previously discussed, lower advertising and consumer spending of $8.7 million and lower employee-related costs.
Weetabix

	Fiscal 2019 compared to 2018				Fiscal 2018 compared to 2017
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$418.2	$423.4	$(5.2)	(1)%	$423.4	$112.4	$311.0	277%
Segment Profit	$94.8	$87.2	$7.6	9%	$87.2	$14.5	$72.7	501%
Segment Profit Margin	23%	21%			21%	13%
Fiscal 2019 compared to 2018
Net sales for the Weetabix segment decreased $5.2 million, or 1%, for the year ended September 30, 2019, primarily due to unfavorable foreign exchange rates. Excluding this impact, net sales increased approximately 4%, driven by improved average net selling prices, partially offset by lower volume. Volume was down 5%, driven by declines in non-biscuit branded RTE cereal products, Weetabix On the Go drink products, exports and bars, partially offset by increases in private label products. Average net selling prices increased primarily due to targeted price increases and reduced promotional activity.
Segment profit increased $7.6 million, or 9%, for the year ended September 30, 2019. This increase was driven by improved average net selling prices, as previously discussed, partially offset by lower volumes, as previously discussed, increased advertising and consumer spending of $7.0 million, higher employee-related expenses, unfavorable foreign exchange rates and unfavorable raw material and manufacturing costs of $4.6 million. Segment profit was negatively impacted in the prior year by integration expenses of $2.3 million.
Fiscal 2018 compared to 2017
Net sales for the Weetabix segment increased $311.0 million, or 277%, for the year ended September 30, 2018. This increase was due to the inclusion of an additional nine months of results in the year ended September 30, 2018, as compared to the prior year period. Volumes declined as compared to the same period (partially pre-acquisition) in the prior year, driven by decreased branded RTE cereal and Weetabix On The Go drink product volumes, partially offset by increased private label RTE cereal volumes. Net sales benefited from higher average net selling prices and a favorable foreign exchange translation rate, compared to the prior year. The increase in average net selling prices was driven by reduced trade spending, partially offset by an unfavorable product mix.
Segment profit increased $72.7 million, or 501%, for the year ended September 30, 2018. This increase was due to the inclusion of an additional nine months of results in the year ended September 30, 2018, as compared to the prior year. Segment profit was positively impacted in fiscal 2018 by increased average net selling prices, as previously discussed, as well as reduced advertising and consumer spending. These positive impacts were partially offset by decreased volumes and an unfavorable product mix, as previously discussed, inventory write-offs and higher depreciation and amortization expense resulting from acquisition-related valuation adjustments. Segment profit was negatively impacted in the prior year by an acquisition accounting-related inventory valuation adjustment of $15.2 million, increased warehousing costs and start-up costs for a new sales office.
Foodservice

	Fiscal 2019 compared to 2018				Fiscal 2018 compared to 2017
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$1,627.4	$1,548.2	$79.2	5%	$1,548.2	$1,340.6	$207.6	15%
Segment Profit	$198.4	$157.6	$40.8	26%	$157.6	$26.9	$130.7	486%
Segment Profit Margin	12%	10%			10%	2%
Fiscal 2019 compared to 2018
Net sales for the Foodservice segment increased $79.2 million, or 5%, for the year ended September 30, 2019, partially due to the inclusion of incremental net sales attributable to our prior year acquisition of Bob Evans. Excluding net sales attributable to Bob Evans in both years, net sales increased $59.7 million, or 4%, primarily due to increased volume and improved average net selling prices resulting from a favorable product mix. Egg product sales were up $50.9 million, or 4%, with volume up 4%. Volume increases were attributable to gains in the foodservice and food ingredient channels. Sales of potato products were up $9.4 million, or 8%, with volume up 7%. Other product sales were down $0.4 million, or 6%, with volume down 12%.
Segment profit increased $40.8 million, or 26%, for the year ended September 30, 2019. Segment profit included profit of $3.2 million and $0.9 million in the years ended September 30, 2019 and 2018, respectively, attributable to our prior year acquisition of Bob Evans. Excluding these amounts, segment profit increased $38.5 million, or 25%, primarily due to volume growth and improved margins on a favorable product and customer mix with a continued shift to higher value-added products. These favorable impacts were partially offset by increased warehousing costs of $7.9 million, unfavorable manufacturing costs of $5.0 million, higher freight costs of $3.3 million (excluding volume-driven impacts) and increased employee-related expenses. Additionally, segment profit was impacted by provisions for legal settlement of $1.6 million and $8.3 million in the years ended September 30, 2019 and 2018, respectively.

Fiscal 2018 compared to 2017
Net sales for the Foodservice segment increased $207.6 million, or 15%, for the year ended September 30, 2018, partially due to the inclusion of incremental net sales attributable to our acquisition of Bob Evans in January 2018. Excluding this impact, net sales increased $152.2 million, or 11%. Egg product sales were up $137.5 million, or 11%, with volume up 6%, due to increased volumes in the foodservice channel combined with higher average net selling prices resulting from higher market-based egg prices and improved product mix. Sales of potato products were up $12.8 million, or 12%, with volume up 10%. Other product sales were up $1.9 million, or 31%, with volume up 58%.
Segment profit increased $130.7 million, or 486%, for the year ended September 30, 2018. Segment profit was impacted in fiscal 2018 by the inclusion of operating profit of $0.9 million attributable to Bob Evans. Additionally, segment profit was impacted by provisions for legal settlement of $8.3 million and $74.5 million in the years ended September 30, 2018 and 2017, respectively. Excluding these impacts, segment profit increased $63.6 million, or 63%, primarily due to increased volumes and higher average net selling prices, as previously discussed, partially offset by increased raw material and manufacturing costs, higher freight costs, increased employee-related expenses and integration costs of $1.1 million. Additionally, segment profit for the year ended September 30, 2018 was negatively impacted by repair and clean-up expenses, lost revenue and corresponding lost margin related to modest service level issues resulting from a fire and municipal water boil order at two precooked egg facilities. For the year ended September 30, 2018, the total negative impact on segment profit for these items was $7.0 million.
For additional information on the legal proceedings related to our Foodservice segment, refer to “Legal Proceedings” in Item 3 and Note 18 within “Notes to Consolidated Financial Statements.”
Refrigerated Retail

	Fiscal 2019 compared to 2018				Fiscal 2018 compared to 2017
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$907.3	$790.9	$116.4	15%	$790.9	$530.2	$260.7	49%
Segment Profit	$95.1	$90.0	$5.1	6%	$90.0	$83.7	$6.3	8%
Segment Profit Margin	10%	11%			11%	16%
Fiscal 2019 compared to 2018
Net sales for the Refrigerated Retail segment increased $116.4 million, or 15%, for the year ended September 30, 2019, with volume increasing 19%. Volume and net sales were impacted in the current and prior years by the inclusion of results from our prior year acquisition of Bob Evans. When compared to the prior year (partially pre-acquisition), overall volumes for the segment increased 2%. This increase was due to higher volumes of 8% in side dishes and 1% in egg, partially offset by lower volumes of 5% in cheese and other dairy case products and 4% in sausage. Excluding the impact of the acquisition, volume for our legacy refrigerated retail businesses decreased 1%. Compared to the prior year (partially pre-acquisition), Bob Evans total retail volume increased 6%, driven by an 11% increase in side dish volumes.
Segment profit increased $5.1 million, or 6%, for the year ended September 30, 2019, primarily due to the inclusion of an additional three months of results from our prior year acquisition of Bob Evans and lower integration costs of $7.0 million, partially offset by decreased volumes in our legacy refrigerated retail business, as previously discussed, unfavorable manufacturing cost performance and higher freight costs. During the year ended September 30, 2018, segment profit was negatively impacted by the recognition of an acquisition accounting-related inventory valuation adjustment of $4.1 million and acquisition-related costs of $2.4 million.
Fiscal 2018 compared to 2017
Net sales for the Refrigerated Retail segment increased $260.7 million, or 49%, for the year ended September 30, 2018, with volume increasing 39%. Volume and net sales were impacted in fiscal 2018 by the inclusion of results from our acquisition of Bob Evans in January 2018. When compared to the prior year (partially pre-acquisition), overall volumes for the segment decreased 1%. This decrease was due to lower volumes of 14% in egg and 6% in cheese and other dairy case products, partially offset by higher volumes of 12% in side dishes and 1% in sausage. Excluding the impact of the acquisition, volume for our legacy refrigerated retail businesses decreased 8%. Compared to the same period in the prior year (partially pre-acquisition), Bob Evans total retail volume increased 12%, driven by an 18% increase in side dish volumes.
Segment profit increased $6.3 million, or 8%, for the year ended September 30, 2018, primarily due to the inclusion of results from our acquisition of Bob Evans in January 2018, partially offset by decreased volumes in our legacy refrigerated retail business, as previously discussed. In the year ended September 30, 2018, segment profit was negatively impacted by integration costs of

$11.6 million, an acquisition accounting-related inventory valuation adjustment of $4.1 million and acquisition-related costs of $2.4 million.
Active Nutrition

	Fiscal 2019 compared to 2018				Fiscal 2018 compared to 2017
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net Sales	$854.4	$827.5	$26.9	3%	$827.5	$713.2	$114.3	16%
Segment Profit	$175.1	$124.4	$50.7	41%	$124.4	$96.4	$28.0	29%
Segment Profit Margin	20%	15%			15%	14%
Fiscal 2019 compared to 2018
Net sales for the Active Nutrition segment increased $26.9 million, or 3%, for the year ended September 30, 2019, primarily due to higher volume and higher average net selling prices. Sales of RTD protein shakes and other RTD beverages were up $53.7 million, or 9%, due to 6% volume growth and higher net selling prices resulting from targeted price increases. Growth for RTD protein shakes in the year ended September 30, 2019 was unfavorably impacted by a temporary reduction in available flavors due to short-term supply constraints which lead to low inventory levels at the beginning of the fiscal year. To increase inventory and minimize the overall impact to customers and consumers, the number of available RTD protein shake flavors was temporarily reduced from seven to two in the first quarter of fiscal 2019. During the second quarter of fiscal 2019, all flavors were reintroduced. Sales for powders were up $4.8 million, or 4%, with volume up 5%, primarily due to distribution gains in the mass channel and organic growth in the eCommerce and club channels. Sales for nutrition bars were down $30.0 million, or 32%, with volume down 35%, driven by distribution losses and strategic sales reductions of low-performing products within our North American portfolio. Sales of all other products decreased $1.6 million, or 13%, with volume down 5%.
Segment profit increased $50.7 million, or 41%, for the year ended September 30, 2019. Segment profit in the year ended September 30, 2018 was impacted by a litigation settlement accrual of $9.0 million. Excluding this impact, segment profit increased $41.7 million, or 31%. This increase was primarily driven by higher net sales, as previously discussed, lower net product costs of $19.6 million, as favorable raw materials and freight costs were partially offset by increased manufacturing costs, and reduced advertising and consumer spending of $5.4 million. These positive impacts were partially offset by increased brokerage and warehousing costs of $2.2 million and higher employee-related expenses.
Fiscal 2018 compared to 2017
Net sales for the Active Nutrition segment increased $114.3 million, or 16%, for the year ended September 30, 2018, primarily attributable to RTD protein shake and other RTD beverage volumes, which were up 26%, driven by increased consumption and distribution of protein shakes, as well as new product introductions. Volumes were down 10% for powders, primarily due to weakness in the domestic specialty and club channels, partially offset by distribution gains in the mass, grocery and eCommerce channels. Volumes were down 22% for nutrition bars, primarily due to lost distribution in North America.
Segment profit increased $28.0 million, or 29%, for the year ended September 30, 2018. Segment profit in the year ended September 30, 2018 was impacted by a litigation settlement accrual of $9.0 million. Excluding this impact, segment profit increased $37.0 million, or 38%. This increase was driven by higher RTD protein shake and other RTD beverage volumes, as previously discussed, and lower advertising and consumer spending of $9.7 million, partially offset by higher raw material costs of $2.3 million, increased freight costs of $8.4 million (excluding volume-driven increases) and increased employee-related expenses to support growth.

Private Brands

	Fiscal 2018 compared to 2017
			favorable/(unfavorable)
dollars in millions	2018	2017	$ Change	% Change
Net Sales	$848.9	$791.2	$57.7	7%
Segment Profit	$60.8	$58.1	$2.7	5%
Segment Profit Margin	7%	7%
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
Other Items
General Corporate Expenses and Other

	Fiscal 2019 compared to 2018				Fiscal 2018 compared to 2017
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
General corporate expenses and other	$169.6	$136.8	$(32.8)	(24)%	$136.8	$87.7	$(49.1)	(56)%
Fiscal 2019 compared to 2018
General corporate expenses and other increased $32.8 million, or 24%, during the year ended September 30, 2019, primarily driven by increased losses (compared to gains in the prior year) related to mark-to-market adjustments on commodity and foreign currency hedges of $13.0 million, increased restructuring and facility closure costs of $12.7 million (including increased accelerated depreciation of $8.3 million), higher stock compensation of $6.0 million, higher third party transaction costs of $1.4 million and increased employee-related expenses. Additionally, current year general corporate expenses were negatively impacted by costs of $1.3 million related to obtaining consents from holders of a majority of the outstanding aggregate principal amount of our outstanding 5.00% senior notes (see Note 17 within “Notes to Consolidated Financial Statements”). These negative impacts were partially offset by master services agreement (the “MSA”) and advisory income resulting from the 8th Avenue Transactions of $3.4 million recorded during the year ended September 30, 2019. Prior year general corporate expenses were impacted by costs related to the integration planning for the acquisition of Bob Evans of $6.1 million.
Fiscal 2018 compared to 2017
General corporate expenses and other increased $49.1 million, or 56%, during the year ended September 30, 2018, primarily due to fiscal 2017 net foreign currency gains of $30.0 million related to cash held in Pounds Sterling to fund our fiscal 2017 acquisition of the Weetabix Group. Excluding this impact, general corporate expenses and other increased $19.1 million, or 16%. The increase was primarily related to integration costs incurred in connection with the acquisition of Bob Evans of $6.1 million, increased restructuring and facility closure costs of $7.6 million (including accelerated depreciation of $3.9 million), higher stock-based compensation costs of $3.3 million and higher employee-related expenses to support growth. These negative impacts were partially offset by lower third party transaction costs of $6.6 million.

Restructuring and Facility Closure
The table below shows the amount of restructuring and facility closure costs, including accelerated depreciation, attributable to each segment. These amounts are excluded from the measure of segment profit but are included in general corporate expenses and other. For additional information on restructuring costs, refer to Note 6 within “Notes to Consolidated Financial Statements.”

	Fiscal 2019 compared to 2018			Fiscal 2018 compared to 2017
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	2018	2017	$ Change
Post Consumer Brands	$13.4	$6.4	$(7.0)	$6.4	$—	$(6.4)
Weetabix	7.1	1.4	(5.7)	1.4	—	(1.4)
Active Nutrition	—	—	—	—	0.2	0.2
	$20.5	$7.8	$(12.7)	$7.8	$0.2	$(7.6)
Gain on Assets and Liabilities Held for Sale
The table below shows the amount of net gains on assets and liabilities held for sale attributable to each segment. These amounts are excluded from the measure of segment profit but are included in general corporate expenses and other. In the year ended September 30, 2019, final adjustments to the fair value of the Clinton, Massachusetts manufacturing facility was recognized upon the sale of the facility. In the year ended September 30, 2018, the book values of the assets and liabilities for 8th Avenue, reported historically as our Private Brands segment, and the Clinton, Massachusetts manufacturing facility, reported in our Post Consumer Brands segment, were both lower than fair value; therefore, no fair value adjustment was recorded at the time the assets and liabilities were classified as held for sale. In the year ended September 30, 2017, the net gain related to the September 2015 closure of our Dymatize manufacturing facility located in Farmers Branch, Texas. For additional information on our assets and liabilities held for sale, refer to Note 7 within “Notes to Consolidated Financial Statements.”

	Fiscal 2019 compared to 2018			Fiscal 2018 compared to 2017
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	2018	2017	$ Change
Post Consumer Brands	$(0.6)	$—	$0.6	$—	$—	$—
Active Nutrition	—	—	—	—	(0.2)	(0.2)
	$(0.6)	$—	$0.6	$—	$(0.2)	$(0.2)
Impairment of Goodwill and Other Intangible Assets

	Fiscal 2019 compared to 2018			Fiscal 2018 compared to 2017
		favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	2018	2017	$ Change
Impairment of goodwill and other intangible assets	$63.3	$124.9	$61.6	$124.9	$26.5	$(98.4)
During the year ended September 30, 2019, we recorded non-cash impairment charges of $63.3 million, of which $48.7 million related to the cheese reporting unit and $14.6 million related to the All Whites trademark, both of which are reported in our Refrigerated Retail segment.
During the year ended September 30, 2018, we recorded a non-cash impairment charge of $124.9 million related to the Weetabix trademark, which is included in our Weetabix segment.
During the year ended September 30, 2017, we recorded a non-cash goodwill impairment charge totaling $26.5 million. The goodwill impairment charge related to Dymatize, which is reported in the Active Nutrition segment.
Gain on Sale of Business
During the year ended September 30, 2019, we recorded gains of $126.6 million related to the 8th Avenue Transactions, which included foreign exchange losses previously recorded in accumulated OCI of $42.1 million.

LIQUIDITY AND CAPITAL RESOURCES
In connection with funding acquisitions and managing our capital structure, we completed the following transactions (for additional information, see Notes 7, 17, 22 and 25 within “Notes to Consolidated Financial Statements”):
Fiscal 2019

•
$625.0 million principal value 2018 Bridge Loan assumed by 8th Avenue in connection with the 8th Avenue Transactions, releasing us from any material obligations thereunder while we retained the proceeds from the 2018 Bridge Loan;

•	$250.0 million received from THL as part of the 8th Avenue Transactions;

•
$863.0 million principal value paid on our existing term loan using the $875.0 million of proceeds received from the 8th Avenue Transactions, net of debt issuance costs paid related to the 2018 Bridge Loan and other transaction costs;

•	$60.0 million outstanding principal value repurchased and retired of our 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027 and 5.00% senior notes due in August 2026;

•	$330.8 million paid (including payments made subsequent to fiscal 2019) for the repurchase of 3.3 million shares of the Company’s common stock;

•	$750.0 million principal value of 5.50% senior notes due in December 2029 issued;

•
$257.4 million of payments, excluding interest, made in December 2018 and October 2019 (subsequent to the end of fiscal 2019) to former holders of shares of Bob Evans common stock who had demanded appraisal of their shares under Delaware law and had not yet been paid for their shares; and

•
our amended and restated credit agreement (as further amended, our “Credit Agreement”) currently has outstanding letters of credit of $19.5 million which reduced the available borrowing capacity under our Credit Agreement to $780.5 million at September 30, 2019.

In connection with the IPO and the formation transactions, on October 11, 2019, subsequent to the end of fiscal 2019, we entered into a $1,225.0 million Bridge Facility Agreement (the “2020 Bridge Loan Facility”) and borrowed $1,225.0 million under the 2020 Bridge Loan Facility (the “2020 Bridge Loan”). On October 21, 2019, BellRing Brands, LLC entered into a Borrower Assignment and Assumption Agreement with us and the administrative agent under which BellRing Brands, LLC became the borrower under the 2020 Bridge Loan, and pursuant to which we had no further material obligations thereunder. We retained the net cash proceeds of the 2020 Bridge Loan and following the assumption by BellRing Brands, LLC of the 2020 Bridge Loan Facility, we used the cash proceeds of the 2020 Bridge Loan to repay a portion of the $1,309.5 million outstanding under the existing term loan under our Credit Agreement.
On October 21, 2019, BellRing Brands, LLC entered into a credit agreement providing for debt facilities consisting of a $700.0 million term B loan facility (the “Term B Facility”) and a $200.0 million revolving credit facility (the “BellRing Revolving Credit Facility”) and borrowed the full amount under the Term B Facility and $100.0 million under the BellRing Revolving Credit Facility. Additionally, BellRing received net proceeds from the IPO of $524.4 million, excluding fees payable to us and after deducting underwriting discounts and commissions. The majority of proceeds of such borrowings, as well as the proceeds from the IPO, were used to repay in full the balance of the 2020 Bridge Loan, all interest thereunder and related costs and expenses. On October 31, 2019, BellRing Brands, LLC repaid $40.0 million of outstanding borrowings under the BellRing Revolving Credit Facility.
Fiscal 2018

•	$1,000.0 million principal value of 5.625% senior notes due in January 2028 issued;

•	$218.7 million paid for the repurchase of 2.8 million shares of the Company’s common stock;

•	$630.0 million principal payment and $30.8 million premium payment made on the extinguishment of the 6.00% senior notes due in December 2022;

•
$252.5 million principal payment made at a discount of $7.7 million to repurchase and retire portions of the principal balances of the 5.625% senior notes due in January 2028, 5.75% senior notes due in March 2027 and 5.00% senior notes due in August 2026;

•	$15.3 million principal payment and $2.0 million premium payment made to repurchase and retire portions of the 8.00% senior notes due in July 2025;

•
amended our Credit Agreement and certain joinders thereto to reduce by 25 basis points the interest rate margin for the term loan under our Credit Agreement, such that a term loan that is a Eurodollar Rate Loan accrues interest at the

Eurodollar Rate plus 2.00% per annum and a term loan that is a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such capitalized terms are defined in our Credit Agreement);

•
amended our Credit Agreement to, among other things, permit us to designate each of 8th Avenue and its subsidiaries as an unrestricted subsidiary, permit the disposition of (and release of liens on) assets of and equity interests in the Company’s unrestricted subsidiaries and release such unrestricted subsidiaries as guarantors; and

•	$625.0 million principal value 2018 Bridge Loan obtained on September 24, 2018.
Fiscal 2017

•	$317.8 million paid for repurchase of 4.0 million shares of the Company’s common stock;

•	$1,500.0 million principal value of 5.75% senior notes due in March 2027 issued, $41.2 million premium received;

•	$1,000.0 million principal value of 5.50% senior notes due in March 2025 issued;

•	$2,200.0 million principal value term loan issued;

•
$2,070.5 million principal payment and $219.8 million premium payment made on extinguishment of the 6.75% senior notes due in December 2021, 7.375% senior notes due in February 2022 and 7.75% senior notes due in March 2024 and a portion of the 8.00% senior notes due in July 2025; and

•	amended and restated our Credit Agreement, which provides for a revolving credit facility in an aggregate available principal amount of $800.0 million.
The following table shows cash flow data for fiscal 2019, 2018 and 2017, which is discussed below.

	Year ended September 30,
(dollars in millions)	2019	2018	2017
Cash provided by (used in):
Operating activities	$688.0	$718.6	$386.7
Investing activities	26.7	(1,675.6)	(2,095.0)
Financing activities	(652.4)	423.4	2,053.1
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(2.0)	33.3
Net increase (decrease) in cash and cash equivalents	$60.0	$(535.6)	$378.1
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
Short-term financing needs primarily consist of working capital requirements and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Operating Activities
Fiscal 2019 compared to 2018
Cash provided by operating activities for the year ended September 30, 2019 decreased by $30.6 million compared to the year ended September 30, 2018, driven by increased investment to build inventory levels in our Active Nutrition, Foodservice and Weetabix segments and the absence of cash flows in the current year from our historical Private Brands segment, as well as higher income tax payments of $42.0 million and $10.4 million of legal settlements paid during the year ended September 30, 2019. These negative impacts were partially offset by increased cash proceeds received of $28.7 million related to settlements of our interest rate swaps that were designated as hedging instruments, as well as incremental cash flows from our prior year acquisition of Bob Evans. Additionally, we made lower interest payments of $29.5 million, primarily due to a decrease in the principal balance of outstanding debt resulting from debt being repaid and repurchased and retired during fiscal 2019 and 2018. Operating cash flows in the year ended September 30, 2018 were negatively impacted by an accelerated pension funding contribution of $29.6 million made to our qualified defined benefit plans in the United States.
Fiscal 2018 compared to 2017
Cash provided by operating activities for the year ended September 30, 2018 increased by $331.9 million compared to the year ended September 30, 2017 driven by incremental cash flows from our fiscal 2018 acquisition of Bob Evans, the fiscal 2017 acquisition of the Weetabix Group and strong growth within our existing businesses, primarily in our Foodservice and Active Nutrition segments. Additionally, cash provided by operating activities increased due to lower payments of advertising and consumer expenses and employee incentives, as well as lower payments for income taxes of $6.6 million, partially offset by increased interest payments of $40.3 million and an accelerated pension funding contribution of $29.6 million made to our qualified defined benefit plans in the United States. Operating cash flows in the year ended September 30, 2017 were negatively impacted by $103.0 million of legal settlements paid.
Investing Activities
Fiscal 2019 compared to 2018
Cash provided by investing activities for the year ended September 30, 2019 was $26.7 million compared to cash used in investing activities for the year ended September 30, 2018 of $1,675.6 million. The cash inflow during the year ended September 30, 2019 was driven by proceeds received of $266.8 million related to the 8th Avenue Transactions and an increase in proceeds received of $26.9 million related to settlements of our cross-currency swaps that were designated as hedging instruments. The cash outflow during the year ended September 30, 2018 was primarily due to cash payments of $1,454.4 million related to our prior year acquisition of Bob Evans.
Capital expenditures were $273.9 million and $225.0 million in the years ended September 30, 2019 and 2018, respectively. The increase was primarily due to the construction of a new precooked egg facility in Norwalk, Iowa.
Fiscal 2018 compared to 2017
Cash used in investing activities during the year ended September 30, 2018 decreased by $419.4 million compared to the year ended September 30, 2017, driven by a decrease in cash paid for acquisitions of $460.8 million. The prior year cash flow was also impacted by $10.3 million of proceeds received from the sale of our cereal plant located in Modesto, California and the sale of our Dymatize manufacturing facility located in Farmers Branch, Texas.
Capital expenditures were $225.0 million and $190.4 million in the years ended September 30, 2018 and 2017, respectively. The increase was primarily related to the cage-free housing conversion at the Michael Foods Bloomfield, Nebraska facility, as well as capital expenditures related to businesses acquired in fiscal 2017.
Financing Activities
Fiscal 2019
Cash used in financing activities was $652.4 million for the year ended September 30, 2019. During the year ended September 30, 2019, we received proceeds of $750.0 million from the issuance of our 5.50% senior notes due in December 2029. In connection with this senior notes issuance and the receipt of consents from holders of a majority of the outstanding aggregate principal amount of our outstanding 5.00% senior notes (see Note 17 within “Notes to Consolidated Financial Statements”), we paid $16.3 million in debt issuance and modification costs. We repaid $863.0 million outstanding principal value of our term loan, and we repurchased and retired $60.0 million principal value of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes, at a $4.0 million discount. These repayments and repurchases, combined with payments related to our capital lease, resulted in total net repayments of long-term debt of $919.1 million. Additionally, payments of $253.6 million, excluding interest, were made to former holders of shares of Bob Evans common stock who had demanded appraisal and, who at the time, had not yet been paid for their shares of Bob Evans common stock. We also paid $322.1 million, including broker’s commissions, for the repurchase of shares of our common stock and we received proceeds from the exercises of stock awards of $112.6 million.
Fiscal 2018
Cash provided by financing activities was $423.4 million for the year ended September 30, 2018. During the year ended September 30, 2018, we received proceeds of $1,625.0 million from the issuances of our 5.625% senior notes and our 2018 bridge loan. In connection with the senior notes and 2018 bridge loan issuances, the amendment of our Credit Agreement in August 2018 and payments on prior year senior notes issuances, we paid $24.9 million in debt issuance costs and deferred financing fees. We repurchased and retired $645.3 million outstanding principal value of our 6.00% senior notes and 8.00% senior notes and repurchased and retired $252.5 million principal value of our 5.625% senior notes, 5.75% senior notes, 5.00% senior notes, at a discount of $7.7 million. These repayments and repurchases, combined with quarterly principal payments on our term loan, resulted in net payments of $912.1 million. We paid premiums and other expenses of $33.7 million related to the early extinguishment of our 6.00% senior notes and our 8.00% senior notes and costs associated with the amendment of our Credit Agreement. We also repurchased shares of our common stock at a total cost of $218.7 million, including broker’s commissions, during the year ended September 30, 2018.
Fiscal 2017
Cash provided by financing activities was $2,053.1 million for the year ended September 30, 2017. During the year ended September 30, 2017, we received proceeds from the issuance of long-term debt of $4.7 billion related to the issuances of $2.5 billion principal of 5.50% senior notes due in March 2025 and 5.75% senior notes and $2.2 billion under our term loan. A premium of $41.2 million was received related to the issuance of 5.75% senior notes. A portion of the proceeds from the issuances was used to repay the outstanding principal balances of our 6.75% senior notes, 7.375% senior notes and 7.75% senior notes and a portion of the outstanding principal balance of our 8.00% senior notes and to make quarterly payments on our term loan, which resulted in total principal payments of $2,088.4 million. Related to the repayments of long-term debt, we paid tender premiums of $219.8 million for the early extinguishment of the senior notes. For the issuance of the new senior notes, the amendment and restatement of our prior credit agreement and the borrowings under our term loan, we paid $59.0 million in debt issuance costs and deferred financing fees. We also repurchased shares of our common stock at a total cost of $317.8 million, including broker’s commissions, during the year ended September 30, 2017.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of September 30, 2019, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%. We do not believe non-compliance with this financial covenant is reasonably likely in the foreseeable future.
Our Credit Agreement permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of September 30, 2019, our pro forma consolidated interest coverage ratio exceeded this threshold.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2019. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2019 and September 30, 2020, “1-3 Years” refers to obligations due between October 1, 2020 and September 30, 2022, “3-5 Years” refers to obligations due between October 1, 2022 and September 30, 2024 and “More Than 5 Years” refers to any obligations due after September 30, 2024.

(dollars in millions)	Total (g)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(a)	$7,119.3	$13.5	$26.8	$1,269.3	$5,809.7
Interest obligations(b)	2,665.7	388.7	745.5	725.6	805.9
Operating lease obligations(c)	207.3	28.3	57.1	44.6	77.3
Purchase obligations(d)	2,611.5	1,128.5	791.9	392.4	298.7
Deferred compensation obligations(e)	31.0	0.5	10.2	5.9	14.4
Net benefit obligations(f)	349.5	25.8	55.3	60.2	208.2
Total	$12,984.3	$1,585.3	$1,686.8	$2,498.0	$7,214.2

(a)	Debt obligations exclude the following transactions completed subsequent to the end of fiscal 2019 in connection the IPO and the formation transactions:

•	$1,225.0 million principal value borrowed by Post under the 2020 Bridge Loan;

•	$1,225.0 million outstanding principal balance repayment of the 2020 Bridge Loan by BellRing Brands, LLC;

•	$700.0 million of borrowings by BellRing Brands, LLC under the Term B Facility;

•	$60.0 million of net borrowings by BellRing Brands, LLC under the BellRing Revolving Credit Facility; and

•	$1,225.0 million principal payment made on our term loan.
For additional information on the IPO and the formation transactions, refer to “Transactions” and “Liquidity & Capital Resources” within this section and Note 25 within “Notes to Consolidated Financial Statements.”

(b)	As of September 30, 2019, we had interest rate swaps with a notional value of $1,804.1 million consisting of:

•	$73.1 million which will result in cash payments that began in July 2016 and will continue through May 2021;

•	$1,531.0 million which will result in seven lump sum settlements with the first occurring in December 2019 and the last in July 2023; and

•	$200.0 million that obligates us to pay a fixed rate and receive one-month LIBOR, and requires monthly cash settlements that began in June 2017 and will end in May 2024.
Those payments have been excluded from this table. For additional information on our interest rate swaps, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report and Note 15 within “Notes to Consolidated Financial Statements.” Additionally, we have included interest payments of $241.1 million on the portion of our term loan that was repaid in October 2019 and have excluded interest payments of $238.4 million related to the Term B Facility entered into by BellRing Brands, LLC in October 2019 and interest on used and unused portions of the BellRing Revolving Credit Facility entered into by BellRing Brands, LLC in October 2019. Interest obligations also exclude accrued interest of $2.2 million related to the 2020 Bridge Loan during fiscal 2020 before it was assumed by BellRing Brands, LLC. The outstanding amounts under the BellRing Revolving Credit Facility and Term B Facility must be repaid on or before October 21, 2024. Each of the 2020 Bridge Loan, the Term B Facility and the BellRing Revolving Credit Facility is discussed in (a).

(c)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 18 within “Notes to Consolidated Financial Statements.”

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

(e)
Deferred compensation obligations were allocated to time periods based on existing payment plans for terminated and severed employees. The estimated timing of distributions to current employees and directors is based on age and expected service term and participants’ payout elections. We fund a portion of our deferred compensation obligations by investing in certain mutual funds in the same amounts as selected by the participating employees. At September 30, 2019, we had an investment balance of $11.2 million partially offsetting these liabilities.

(f)
Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation and shown in Note 19 within “Notes to Consolidated Financial Statements.”

(g)	We have excluded from the table above:

•
$10.3 million, which includes interest, penalties and indemnification liabilities, under certain provisions of ASC Topic 740 “Income Taxes,” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payments, if any; and

•
payments for workers compensation, general liability and auto liability claim losses for which we had a liability recorded of $22.0 million at September 30, 2019, of which $9.8 million was classified as current, due to the uncertainty of the amount and timing of payments.

COMMODITY TRENDS AND SEASONALITY
Our Company is exposed to price fluctuations primarily from purchases of raw materials, including ingredients and packaging materials, fuel and energy. Primary exposures include wheat, oats, rice, corn, other grain products, eggs, sows, pasta, potatoes, cheese, milk, butter, vegetable oils, milk-based, whey-based and soy-based proteins, protein blends, cocoa, corn syrup, sugar, natural gas, propane, electricity, diesel fuel, linerboard cartons, corrugated boxes, plastic containers, flexible and beverage packaging, cartonboard, and aseptic foil and plastic lined cartonboard. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our anticipated production requirements. In addition, we may offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. Inflationary pressures also can have an adverse effect on us through higher raw material and fuel costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2019, 2018 and 2017, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
Demand for certain of our products may be influenced by customer and consumer spending patterns and the timing of promotional activities, as well as holidays, changes in seasons or other events. For example, demand for our egg products, sausage, side dishes and cheese tends to increase during the Thanksgiving, Christmas and other holiday seasons, which may result in increased net sales during the first quarter of our fiscal year. Demand for our Malt-O-Meal hot wheat, Better Oats oatmeal and Ready Brek hot oats cereals also tends to be seasonably skewed towards the colder winter season. Demand for various products in our Active Nutrition segment tends to be lower during our first fiscal quarter as a result of the holiday season and colder weather, which impacts outdoor activities. However, on a consolidated basis our revenues and results of operations are distributed relatively evenly over the quarters of our fiscal year.

CURRENCY
Certain sales and costs of our foreign operations were denominated in Pounds Sterling, Canadian Dollars, Euros, South African Rand, Kenyan Shillings, Mexican Pesos, Chinese Yuan and United Arab Emirates Dirhams. Consequently, profits from these businesses can be impacted by fluctuations in the value of these currencies relative to the U.S. Dollar.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2019 and September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that are likely to have a material impact on our financial condition or results of operations.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires the use of judgment, estimates and assumptions. We make these subjective determinations after considering our historical performance, management’s experience, current economic trends and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period.
Our significant accounting policies are described in Note 2 within “Notes to Consolidated Financial Statements.” Our critical accounting estimates are those that have a meaningful impact on the reporting of our financial condition and results of operations.
Revenue Recognition - We recognize revenue when performance obligations have been satisfied by transferring control of our goods to customers. Control is generally transferred upon delivery of the goods to the customer. At the time of delivery, the customer is invoiced using previously agreed-upon credit terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed fulfillment activities and are accounted for as fulfillment costs. Our contracts with customers generally contain one performance obligation.
Many of our contracts with customers include some form of variable consideration. The most common forms of variable consideration are trade promotions, rebates and discounts. Variable consideration is treated as a reduction of revenue at the time product revenue is recognized. Depending on the nature of the variable consideration, we use either the “expected value” or the “most likely amount” method to determine variable consideration. We do not believe that there will be significant changes to our estimates of variable consideration when any uncertainties are resolved with customers. We review and update estimates of variable consideration quarterly. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration.
Our products are sold with no right of return, except in the case of goods which do not meet product specifications or are damaged. No services beyond this assurance-type warranty are provided to customers. Customer remedies include either a cash refund or an exchange of the product. As a result, the right of return and related refund liability is estimated and recorded as a reduction of revenue based on historical sales return experience.
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
At September 30, 2019, we recorded an impairment charge of $14.6 million for the All Whites trademark to adjust its carrying value to zero. The impairment charge for the All Whites trademark is the result of a strategic decision made by new Refrigerated Retail management in the fourth quarter of fiscal 2019 to discontinue use of the brand name. All products previously sold under the All Whites brand name are now being marketed and sold under the Bob Evans Egg Whites brand name. No impairments of long-lived assets were recorded in the years ended September 30, 2018 or 2017.

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
In fiscal 2019, 2018 and 2017, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and appropriate royalty rates. We estimated royalty rates based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.
For the year ended September 30, 2019, we conducted impairment reviews and concluded there was no impairment of indefinite-lived intangible assets. Estimated fair value of all indefinite-lived trademarks exceeded book value by 31% or greater at September 30, 2019, with the exception of the Bob Evans trademark, which had a book value of $400.0 million, which exceeded book value by 13%. Changes in the assumptions used to estimate the fair value of our indefinite-lived intangible assets could result in additional impairment charges in future periods. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in incremental impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) increases in the discount rate or (iii) a significant change in profitability and the corresponding royalty rate.
At September 30, 2018, we recorded an impairment charge of $124.9 million for the Weetabix trademark to adjust its carrying value to its estimated fair value of $261.8 million. The impairment charge for the Weetabix trademark was a result of reduced branded cereal volumes related to Weetabix’s pricing reset and shifting consumer preferences to private label products. Estimated fair value of all remaining indefinite-lived trademarks exceeded book value by 46% or greater at September 30, 2018, with the exception of the Honey Bunches of Oats trademark which exceeded book value by 17%, the Great Grains trademark which exceeded book value by 4% and the Bob Evans trademark which exceeded book value by less than 1%.
For the year ended September 30, 2017, we conducted impairment reviews and concluded there was no impairment of other indefinite-lived intangible assets.
Goodwill - Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a quantitative goodwill impairment test. In fiscal 2019, 2018 and 2017, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
The goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.The estimated fair values of each reporting unit were determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rate. The market approach (25% of the calculation for all reporting units) is based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management’s expectations for future growth. The discount rates were based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management’s judgment. For the market approach, we used estimated EBITDA and revenue multiples based on industry market data.

For the year ended September 30, 2019, the Company recorded a charge of $48.7 million for the impairment of goodwill. The impairment charge related to the cheese reporting unit within the Refrigerated Retail segment and was primarily related to lost distribution with customers and a shift in supplier and consumer preferences to private label cheese products and away from branded cheese products. At September 30, 2019, the estimated fair values of all other reporting units exceeded their carrying values in all other cases by at least 11% (the lowest of which was Weetabix which had a book value of $850.7 million). Variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods. Factors that could create variances in the estimated fair value of the reporting units include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by external factors affecting demand such as changes in consumer preferences and consumer responses to marketing and pricing strategy, (ii) changes in product costs, including commodities, (iii) interest rate fluctuations and (iv) currency fluctuations.
We did not record a goodwill impairment charge at September 30, 2018, as all reporting units passed the quantitative impairment test. At September 30, 2018, the estimated fair values of our reporting units exceeded their carrying values in all cases by at least 6% (the lowest of which was Weetabix after consideration of the impairment of the Weetabix trademark).
For the year ended September 30, 2017, we recorded a charge of $26.5 million for the impairment of goodwill. The impairment charge related to our Dymatize reporting unit, which is included in the Active Nutrition segment. In fiscal 2017, consistent with the prior year, the specialty sports nutrition category, in which Dymatize sold the majority of its products, continued to experience weak sales, which resulted in management lowering its long-term expectations for the Dymatize reporting unit. After conducting the impairment analysis, it was determined that the carrying value of the Dymatize reporting unit exceeded its fair value by $76.6 million, and as a result, we recorded an impairment charge of goodwill down to the fair value. At the time of the analysis, the Dymatize reporting unit had $26.5 million of remaining goodwill, and we therefore recorded an impairment charge for the entire goodwill balance of $26.5 million.
Pension and Other Postretirement Benefits - Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, future salary increases and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual return on plan assets and the expected return on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and other postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 3.32% to 2.32% for U.S. pension; from 3.20% to 2.20% for U.S. other postretirement benefits; from 2.84% to 1.84% for Canadian pension; from 2.86% to 1.86% for Canadian other postretirement benefits and from 1.84% to 0.84% for other international pension) would have increased the recorded benefit obligations at September 30, 2019 by approximately $208.4 million for pensions and approximately $10.3 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 5.74% to 4.74% for U.S.; from 5.75% to 4.75% for Canadian and from 3.51% to 2.51% for other international) would have increased the net periodic benefit cost for the pension plans by approximately $9.5 million. We expect to contribute $0.4 million to the combined pension plans in fiscal 2020. No contributions to our postretirement medical benefit plans are expected in fiscal 2020. Contributions beyond fiscal 2020 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. See Note 19 within “Notes to Consolidated Financial Statements” for more information about pension and other postretirement benefit assumptions.
Gain on Sale of Business - In order to calculate the total recorded gain related to the 8th Avenue Transactions of $126.6 million, we were required to estimate the fair value of our equity method investment in 8th Avenue. In making this estimate, we used an approach combining the estimated implied value from the 8th Avenue Transactions, an income approach and a market approach, in which the greatest value was placed on the implied value from the 8th Avenue Transactions. In order to calculate the fair value implied by the 8th Avenue Transactions, we estimated the value of the 8th Avenue equity. In making this estimate, we used a lattice model, which required significant assumptions, including estimates for the term, credit spread, yield volatility and risk free rates associated with 8th Avenue’s preferred stock. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach was based on a market multiple (revenue and EBITDA) and required an estimate of appropriate multiples based on the market data.

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
With respect to the Bob Evans acquisition, we assumed all income tax liabilities for those jurisdictions which remain subject to examination, primarily consisting of tax years ended April 2015 through the short tax year ended January 11, 2018, the date of acquisition. With respect to the fiscal 2017 acquisition of the Weetabix Group, we assumed substantially all income tax liabilities for those jurisdictions which remain subject to examination. With respect to the NPE acquisition made in fiscal 2017, the seller generally retained responsibility for all income tax liabilities through the date of acquisition.
See Note 10 within “Notes to Consolidated Financial Statements” for more information about estimates affecting income taxes.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials, energy and fuel and supplies. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $8 million and $10 million as of September 30, 2019 and 2018, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 15 within “Notes to Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of September 30, 2019, a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by approximately $51 million. As of September 30, 2018, a hypothetical 10% adverse change in the expected EURO-USD exchange rates and a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by approximately $1 million and $79 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 15 within “Notes to Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of September 30, 2019, the Company has principal value of indebtedness of $7,119.3 million related to its senior notes, term loan and capital lease. Of the total $7,119.3 million outstanding indebtedness, $5,809.8 million bears interest at a weighted-average fixed interest rate of 5.5%. As of September 30, 2018, the Company had principal value of indebtedness of $7,917.4 million, including amounts classified as held for sale, related to its senior notes, term loan, 2018 Bridge Loan and capital lease. Of the total $7,917.4 million outstanding indebtedness, $5,119.9 million accrued interest at a weighted-average fixed interest rate of 5.5%.

As of September 30, 2019 and 2018, the fair value of the Company’s total debt, including debt classified as held for sale, was $7,412.0 million and $7,790.9 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $30 million and $97 million as of September 30, 2019 and 2018, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by approximately $3 million during the year ended September 30, 2019 and by approximately $2 million during the year ended September 30, 2018.
For additional information regarding the Company’s debt, refer to Note 17 within “Notes to Consolidated Financial Statements.”
Interest rate swaps
As of September 30, 2019 and 2018, the Company had interest rate swaps with a notional value of $1,804.1 million and $2,723.9 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by $36 million and $66 million as of September 30, 2019 and 2018, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 15 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Post Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Gain Related to the 8th Avenue Food & Provisions, Inc. Capitalization Transaction
As described in Notes 1 and 7 to the consolidated financial statements, the Company recorded a gain of $126.6 million for the year ended September 30, 2019 related to the separate capitalization of 8th Avenue Food & Provisions, Inc. (“8th Avenue”), the Company’s equity method investment with affiliates of Thomas H. Lee Partners, L.P. Effective October 1, 2018, 8th Avenue was no longer consolidated in the Company’s financial statements and the retained interest in 8th Avenue is accounted for using the equity method. In order to calculate the gain, management was required to estimate the fair value of the Company’s equity method investment in 8th Avenue. In making this estimate, management used an approach combining the estimated implied value from the 8th Avenue transaction, an income approach and a market approach. In order to calculate the fair value implied by the 8th Avenue transaction, management estimated the value of the 8th Avenue equity using a lattice model, which required significant assumptions, including estimates for the term, credit spread, yield volatility and risk free rates associated with 8th Avenue’s preferred stock. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach was based on a market multiple (revenue and EBITDA) and required an estimate of multiples based on the market data.
The principal considerations for our determination that performing procedures relating to the gain related to the 8th Avenue Food & Provisions, Inc. capitalization transaction is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures related to the fair value measurement of the 8th Avenue equity method investment due to the significant amount of judgment by management when determining this estimate; (ii) significant audit effort was necessary in evaluating audit evidence relating to management’s fair value estimate which included significant assumptions related to credit spread, future revenue, future profitability, the revenue market multiple and the EBITDA market multiple; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to estimating the fair value of the equity method investment in 8th Avenue, including controls over the valuation approach, assumptions and data used in the valuation.  These procedures also included, among others, testing management’s process for determining the fair value of the equity method investment in 8th Avenue. Testing management’s process included evaluating the appropriateness of the methods for estimating the fair value, testing the completeness, accuracy and relevance of underlying data and evaluating the reasonableness of significant assumptions, including credit spread, future revenue, future profitability, the revenue market multiple and the EBITDA market multiple. Evaluating the reasonableness of future revenue and profitability involved considering (i) the current and past performance of 8th Avenue, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s lattice model, income approach and market approach, and certain significant assumptions, including credit spread, the revenue market multiple and the EBITDA market multiple.
Goodwill Impairment - Reporting Unit within the Refrigerated Retail Segment
As described in Note 8 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the Refrigerated Retail segment was $4,399.8 million and $744.9 million, respectively, as of September 30, 2019. Management recorded a charge of $48.7 million for the impairment of goodwill related to one of the reporting units in the Refrigerated Retail segment during the year ended September 30, 2019. Management conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. As disclosed by management, the goodwill impairment assessment requires an entity to compare the fair value of each reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The estimated fair values of the reporting unit was determined using a combined income and market approach with a greater weighting on the income approach. As described by management, the income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements, and discount rate. The market approach is based on a market multiple (revenue and EBITDA) and requires an estimate of multiples based on market data.

The principal considerations for our determination that performing procedures relating to the goodwill impairment related to one of the reporting units within the Refrigerated Retail segment is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying  procedures relating to the fair value measurement of the reporting unit due to the significant amount of judgment by management when determining the fair value; (ii) significant audit effort was necessary in evaluating audit evidence relating to management’s fair value estimates which included significant assumptions related to future revenue, future profitability, discount rate, the revenue market multiple and the EBITDA market multiple; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the fair value of the reporting unit. These procedures also included, among others, testing management’s process for determining the fair value of the reporting unit. Testing management’s process included evaluating the appropriateness of the methods for estimating fair value, testing the completeness, accuracy and relevance of underlying data and evaluating the reasonableness of significant assumptions, including future revenue, future profitability, discount rate, the revenue market multiple and the EBITDA market multiple. Evaluating management’s assumptions related to future revenue and profitability involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and market approach, and certain significant assumptions, including discount rate, the revenue market multiple and the EBITDA market multiple.
Bob Evans Trademark Impairment Assessment
As described in Note 2 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $1,035.0 million and the book value of the Bob Evans indefinite-lived trademark was $400.0 million as of September 30, 2019. Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require management to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions, including estimates regarding future revenue growth, discount rates and royalty rates.
The principal considerations for our determination that performing procedures relating to the Bob Evans trademark impairment assessment is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the Bob Evans trademark due to the significant amount of judgment by management when determining the fair value; (ii) significant audit effort was necessary in evaluating audit evidence relating to management’s fair value estimates which included significant assumptions related to future revenue growth, the discount rate, and the royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the determination of the fair value of the Bob Evans trademark. These procedures also included, among others, testing management’s process for determining the fair value of the Bob Evans trademark. Testing management’s process included evaluating the appropriateness of the method for estimating the fair value, testing the completeness, accuracy and relevance of underlying data and evaluating the reasonableness of significant assumptions, including future revenue growth, the discount rate, and the royalty rate. Evaluating management’s assumptions related to future revenue growth involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the asset, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief-from-royalty method and certain significant assumptions, including the discount rate and royalty rate.

/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 22, 2019

We have served as the Company’s auditor since 2011.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2019	2018	2017
Net Sales	$5,681.1	$6,257.2	$5,225.8
Cost of goods sold	3,889.0	4,403.2	3,655.0
Gross Profit	1,792.1	1,854.0	1,570.8
Selling, general and administrative expenses	911.6	976.4	867.7
Amortization of intangible assets	161.3	177.4	159.1
Gain on sale of business	(126.6)	—	—
Impairment of goodwill and other intangible assets	63.3	124.9	26.5
Other operating expenses, net	1.5	1.8	0.8
Operating Profit	781.0	573.5	516.7
Interest expense, net	322.4	387.3	314.8
Loss on extinguishment of debt, net	6.1	31.1	222.9
Expense (income) on swaps, net	306.6	(95.6)	(91.8)
Other income, net	(13.2)	(14.0)	(3.6)
Earnings before Income Taxes and Equity Method Loss	159.1	264.7	74.4
Income tax (benefit) expense	(3.9)	(204.0)	26.1
Equity method loss, net of tax	37.0	0.3	—
Net Earnings Including Noncontrolling Interest	126.0	468.4	48.3
Less: Net earnings attributable to noncontrolling interest	1.3	1.1	—
Net Earnings	124.7	467.3	48.3
Less: Preferred stock dividends	3.0	10.0	13.5
Net Earnings Available to Common Shareholders	$121.7	$457.3	$34.8

Earnings per Common Share:
Basic	$1.72	$6.87	$0.51
Diluted	$1.66	$6.16	$0.50

Weighted-Average Common Shares Outstanding:
Basic	70.8	66.6	67.8
Diluted	75.1	75.9	69.9

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2019	2018	2017
Net Earnings Including Noncontrolling Interest	$126.0	$468.4	$48.3
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	(12.5)	5.0	47.8
Reclassifications to net earnings	(3.1)	(3.2)	(2.3)
Hedging adjustments:
Unrealized net gain (loss) on derivatives	40.5	72.2	(18.8)
Reclassifications to net earnings	(31.0)	(3.6)	0.7
Other reclassifications	—	(0.5)	—
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(95.3)	(50.7)	(5.7)
Reclassifications to net earnings (see Note 7)	42.1	—	—
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits	4.3	1.0	(8.3)
Hedging	(2.4)	(19.6)	7.0
Total Other Comprehensive (Loss) Income	$(57.4)	$0.6	$20.4
Less: Comprehensive income attributable to noncontrolling interest	1.3	1.1	—
Total Comprehensive Income	$67.3	$467.9	$68.7

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,050.7	$989.7
Restricted cash	3.8	4.8
Receivables, net	445.1	462.3
Inventories	579.8	484.2
Current assets held for sale	9.9	195.0
Prepaid expenses and other current assets	37.0	64.3
Total Current Assets	2,126.3	2,200.3
Property, net	1,736.0	1,709.7
Goodwill	4,399.8	4,499.6
Other intangible assets, net	3,338.5	3,539.3
Equity method investments	145.5	5.2
Other assets held for sale	—	856.6
Other assets	205.5	246.8
Total Assets	$11,951.6	$13,057.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$13.5	$22.1
Accounts payable	395.6	365.1
Current liabilities held for sale	—	65.6
Other current liabilities	393.8	339.3
Total Current Liabilities	802.9	792.1
Long-term debt	7,066.0	7,232.1
Deferred income taxes	688.5	778.4
Other liabilities held for sale	—	695.1
Other liabilities	456.9	499.3
Total Liabilities	9,014.3	9,997.0

Commitments and Contingencies (See Note 18)

Shareholders’ Equity
Preferred stock, $0.01 par value, 50.0 shares authorized
2.50% Series C, zero shares and 3.2 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 300.0 shares authorized, 72.1 and 66.7 shares outstanding, respectively	0.8	0.8
Additional paid-in capital	3,734.8	3,590.9
Retained earnings	207.8	88.0
Accumulated other comprehensive loss	(96.8)	(39.4)
Treasury stock, at cost, 11.9 and 8.6 shares, respectively	(920.7)	(589.9)
Total Shareholders’ Equity Excluding Noncontrolling Interest	2,925.9	3,050.4
Noncontrolling interest	11.4	10.1
Total Shareholders’ Equity	2,937.3	3,060.5
Total Liabilities and Shareholders’ Equity	$11,951.6	$13,057.5

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2019	2018	2017
Cash Flows from Operating Activities
Net earnings including noncontrolling interest	$126.0	$468.4	$48.3
Adjustments to reconcile net earnings including noncontrolling interest to net cash flow provided by operating activities:
Depreciation and amortization	379.6	398.4	323.1
Gain on sale of business	(126.6)	—	—
Loss on extinguishment of debt, net	6.1	31.1	222.9
(Gain) loss on foreign currency	(0.3)	0.7	(30.8)
Impairment of goodwill and other intangible assets	63.3	124.9	26.5
Unrealized loss (gain) on interest rate swaps and cross-currency swaps, net	293.1	(96.7)	(93.6)
Non-cash stock-based compensation expense	38.9	30.9	23.6
Equity method loss, net of tax	37.0	0.3	—
Deferred income taxes	(80.3)	(256.5)	17.4
Other, net	9.0	8.5	6.7
Other changes in operating assets and liabilities, net of business acquisitions and held for sale assets and liabilities:
Decrease (increase) in receivables	19.3	(6.0)	(45.9)
(Increase) decrease in inventories	(97.9)	3.6	(2.5)
Decrease in prepaid expenses and other current assets	20.7	7.2	3.7
Decrease (increase) in other assets	0.2	(24.0)	(8.7)
Increase (decrease) in accounts payable and other current liabilities	4.4	29.4	(109.0)
(Decrease) increase in non-current liabilities	(4.5)	(1.6)	5.0
Net Cash Provided by Operating Activities	688.0	718.6	386.7
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(1,454.4)	(1,915.2)
Additions to property	(273.9)	(225.0)	(190.4)
Proceeds from sale of property and assets held for sale	2.1	0.2	10.6
Proceeds from sale of businesses	266.8	—	—
Cross-currency swap cash settlements	31.7	4.8	—
Other, net	—	(1.2)	—
Net Cash Provided by (Used in) Investing Activities	26.7	(1,675.6)	(2,095.0)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	750.0	1,625.0	4,700.0
Repayments of long-term debt	(919.1)	(912.1)	(2,088.4)
Payments to appraisal rights holders	(253.6)	—	—
Purchases of treasury stock	(322.1)	(218.7)	(317.8)
Payments of preferred stock dividends	(4.0)	(10.8)	(13.5)
Premium from issuance of long-term debt	—	—	41.2
Payments of debt issuance costs, financing fees and modification costs	(16.3)	(24.9)	(59.0)
Refund of debt issuance costs	7.8	—	—
Payments of debt extinguishment costs	—	(33.7)	(219.8)
Proceeds from exercise of stock awards	112.6	5.7	13.4
Distribution to noncontrolling interest	—	(1.4)	—
Other, net	(7.7)	(5.7)	(3.0)
Net Cash (Used in) Provided by Financing Activities	(652.4)	423.4	2,053.1
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(2.3)	(2.0)	33.3
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	60.0	(535.6)	378.1
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	994.5	1,530.1	1,152.0
Cash, Cash Equivalents and Restricted Cash, End of Year	$1,054.5	$994.5	$1,530.1

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Post Holdings, Inc. Shareholders’
	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Retirement Benefit Adjustments, net of tax	Hedging Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Non-Controlling Interest	Total Shareholders’ Equity
Balance, September 30, 2016	4.7	$—	64.9	$0.7	$3,546.0	$(424.3)	$(2.1)	$—	$(58.3)	$(53.4)	$—	$3,008.6
Net earnings	—	—	—	—	—	48.3	—	—	—	—	—	48.3
Preferred stock dividends declared	—	—	—	—	(13.5)	—	—	—	—	—	—	(13.5)
Activity under stock and deferred compensation plans	—	—	0.5	—	10.4	—	—	—	—	—	—	10.4
Stock-based compensation expense	—	—	—	—	23.6	—	—	—	—	—	—	23.6
Purchases of treasury stock	—	—	(4.0)	—	—	—	—	—	—	(317.8)	—	(317.8)
Non-controlling interest in acquisition	—	—	—	—	—	—	—	—	—	—	9.7	9.7
Tangible equity units conversion	—	—	4.7	—	—	—	—	—	—	—	—	—
Net change in retirement benefits, net of tax	—	—	—	—	—	—	37.2	—	—	—	—	37.2
Net change in cash flow hedges, net of tax	—	—	—	—	—	—	—	(11.1)	—	—	—	(11.1)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(5.7)	—	—	(5.7)
Balance, September 30, 2017	4.7	$—	66.1	$0.7	$3,566.5	$(376.0)	$35.1	$(11.1)	$(64.0)	$(371.2)	$9.7	$2,789.7
Net earnings	—	—	—	—	—	467.3	—	—	—	—	—	467.3
Adoption of accounting standards updates	—	—	—	—	—	1.4	—	—	—	—	—	1.4
Preferred stock dividends declared	—	—	—	—	(6.8)	(4.0)	—	—	—	—	—	(10.8)
Preferred stock conversion	(1.5)	—	3.1	0.1	—	—	—	—	—	—	—	0.1
Activity under stock and deferred compensation plans	—	—	0.3	—	0.3	—	—	—	—	—	—	0.3
Stock-based compensation expense	—	—	—	—	30.9	—	—	—	—	—	—	30.9
Purchases of treasury stock	—	—	(2.8)	—	—	—	—	—	—	(218.7)	—	(218.7)
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.1	1.1
Distribution to noncontrolling interest	—	—	—	—	—	(0.7)	—	—	—	—	(0.7)	(1.4)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	2.8	—	—	—	—	2.8

Net change in hedges, net of tax	—	—	—	—	—	—	—	48.5	—	—	—	48.5
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(50.7)	—	—	(50.7)
Balance, September 30, 2018	3.2	$—	66.7	$0.8	$3,590.9	$88.0	$37.9	$37.4	$(114.7)	$(589.9)	$10.1	$3,060.5
Net earnings	—	—	—	—	—	124.7	—	—	—	—	—	124.7
Adoption of accounting standards updates	—	—	—	—	—	(0.9)	—	—	—	—	—	(0.9)
Preferred stock dividends declared	—	—	—	—	—	(4.0)	—	—	—	—	—	(4.0)
Preferred stock conversion	(3.2)	—	5.9	—	(0.1)	—	—	—	—	—	—	(0.1)
Activity under stock and deferred compensation plans	—	—	2.8	—	105.1	—	—	—	—	—	—	105.1
Stock-based compensation expense	—	—	—	—	38.9	—	—	—	—	—	—	38.9
Purchases of treasury stock	—	—	(3.3)	—	—	—	—	—	—	(330.8)	—	(330.8)
Net earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.3	1.3
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(11.3)	—	—	—	—	(11.3)
Net change in hedges, net of tax	—	—	—	—	—	—	—	7.1	—	—	—	7.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(53.2)	—	—	(53.2)
Balance, September 30, 2019	—	$—	72.1	$0.8	$3,734.8	$207.8	$26.6	$44.5	$(167.9)	$(920.7)	$11.4	$2,937.3

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data or where indicated otherwise)

NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice, food ingredient and convenient nutrition categories. The Company also participates in the private brand food category, including through its investment with affiliates of Thomas H. Lee Partners, L.P. (collectively, “THL”) in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). The Company’s products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce. As of September 30, 2019, Post operates in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and Active Nutrition. The Post Consumer Brands segment includes the North American ready-to-eat (“RTE”) cereal business; the Weetabix segment includes the international (primarily the United Kingdom (the “U.K”)). RTE cereal and muesli business; the Foodservice segment includes primarily egg and potato products; the Refrigerated Retail segment includes refrigerated retail products, inclusive of side dishes and egg, cheese and sausage products; and the Active Nutrition segment includes ready-to-drink (“RTD”) protein shakes and other RTD beverages, powders and nutrition bars.
On October 1, 2018, Post and THL separately capitalized 8th Avenue (such transactions, the “8th Avenue Transactions”), and 8th Avenue became the holding company for Post’s historical private brands business. Post received gross proceeds of $875.0, as well as $16.8 related to final working capital adjustments, from the 8th Avenue Transactions, and the Company retained shares of common stock equal to 60.5% of the common equity in 8th Avenue. Effective October 1, 2018, 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% retained interest in 8th Avenue is accounted for using the equity method. 8th Avenue is reported historically herein as Post’s Private Brands segment. At September 30, 2018, the assets and liabilities of the historical Private Brands segment were classified as held for sale. For additional information, see Notes 7, 9 and 17.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated and non-consolidated subsidiaries. Certain prior year amounts have been reclassified to conform with the fiscal 2019 presentation. These reclassifications had no impact on Net Earnings or Shareholders’ Equity, as previously reported.
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
Restricted Cash — Restricted cash includes items such as cash deposits which serve as collateral for certain commodity hedging contracts as well as the Company’s high deductible workers’ compensation insurance program.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts and other amounts which the Company does not ultimately expect to collect. The Company determines its allowance for doubtful accounts based on historical losses as well as the economic status of and its relationship with its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or are otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. The Weetabix segment sells certain receivables to third party institutions without recourse. Receivables sold during the years ended September 30, 2019 and 2018 were $120.7 and $137.3, respectively.

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
Restructuring Expenses — Restructuring charges principally consist of severance, accelerated stock compensation and other employee separation costs and accelerated depreciation. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans. Depreciation expense related to assets that will be disposed of or idled as a part of the restructuring activity is accelerated through the expected date of the asset shut down. See Note 6 for information about restructuring expenses.
Held for Sale Assets and Liabilities — Assets and liabilities are classified as held for sale if the Company has committed to a plan for selling the assets and liabilities, is actively and reasonably marketing them and sale is reasonably expected within one year. The carrying value of assets held for sale is included in “Current assets held for sale” and “Other assets held for sale” on the Consolidated Balance Sheets. The carrying value of liabilities held for sale is included in “Current liabilities held for sale” and “Other liabilities held for sale” on the Consolidated Balance Sheets. See Note 7 for information about assets and liabilities held for sale.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 29 years for machinery and equipment; 1 to 39 years for buildings, building improvements and leasehold improvements; and 1 to 7 years for software. Total depreciation expense was $218.3, $221.0 and $164.0 in fiscal 2019, 2018 and 2017, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating expenses, net” in the Consolidated Statements of Operations. Repair and maintenance costs incurred in connection with ongoing and planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2019	2018
Land and land improvements	$91.1	$88.2
Buildings and leasehold improvements	796.7	720.7
Machinery and equipment	1,595.8	1,507.4
Software	106.0	112.0
Construction in progress	147.3	114.7
	2,736.9	2,543.0
Accumulated depreciation	(1,000.9)	(833.3)
	$1,736.0	$1,709.7
Other Intangible Assets — Other intangible assets consist primarily of customer relationships and trademarks/brands acquired in business combinations and include both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $161.3, $177.4 and $159.1 in fiscal 2019, 2018 and 2017, respectively. For the definite-lived intangible assets recorded as of September 30, 2019, amortization expense of $159.2, $159.2, $159.2, $159.0 and $157.8 is expected for fiscal 2020, 2021, 2022, 2023 and 2024, respectively. Other intangible assets consisted of:

	September 30, 2019			September 30, 2018
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$2,297.2	$(562.2)	$1,735.0	$2,307.0	$(444.4)	$1,862.6
Trademarks and brands	793.7	(225.2)	568.5	768.5	(188.2)	580.3
Other	3.1	(3.1)	—	3.1	(3.1)	—
	3,094.0	(790.5)	2,303.5	3,078.6	(635.7)	2,442.9
Not subject to amortization:
Trademarks and brands	1,035.0	—	1,035.0	1,096.4	—	1,096.4
	$4,129.0	$(790.5)	$3,338.5	$4,175.0	$(635.7)	$3,539.3

Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles and goodwill. Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require the Company to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and appropriate royalty rates. Assumptions are determined after consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate is based on a weighted-average cost of capital utilizing industry market data of similar companies.
In addition, definite-lived assets and indefinite-lived intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset. In general, an asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount. See Note 8 for information about goodwill impairments.
At September 30, 2019, the Company recorded a definite-lived intangible impairment charge of $14.6 for the All Whites trademark in the Refrigerated Retail segment to adjust its carrying value to zero. The impairment charge for the All Whites trademark is the result of a strategic decision made by new Refrigerated Retail management in the fourth quarter of fiscal 2019 to discontinue use of the brand name. All products previously sold under the All Whites brand name are now being marketed and sold under the Bob Evans Egg Whites brand name.
At September 30, 2018, the Company recorded an indefinite-lived intangible impairment charge of $124.9 for the Weetabix trademark to adjust its carrying value to its estimated fair value of $261.8. The impairment charge for the Weetabix trademark is a result of reduced branded cereal volumes related to Weetabix’s pricing reset and shifting consumer preferences to private label products.
For the year ended September 30, 2017, the Company conducted impairment reviews and concluded there was no impairment of other intangible assets as of September 30, 2017.
These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 16. The trademark impairment losses are reported in “Impairment of goodwill and other intangible assets” on the Consolidated Statements of Operations.
Deferred Compensation Investments — The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts into or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheets (see Note 16). Both realized and unrealized gains and losses on these assets are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability.
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
The Company’s derivative programs include strategies that qualify and strategies that do not qualify for hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective in achieving offsetting changes in the fair value of the hedged risk during the period that the hedge is designated. All derivatives are recognized on the balance sheet at fair value. For derivatives that qualify for hedge accounting, the derivative is designated as a hedge on the date in which the derivative contract is entered. A derivative could be designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments, where changes in their fair value act as economic offsets to changes in fair value of the underlying hedged item and are not designated for hedge accounting. The Company does not have any derivatives currently designated as fair value hedges.
The effective portion of gains and losses on cash flow hedges are recorded in other comprehensive income (“OCI”), until earnings are affected by the variability of cash flows. If the hedge is no longer effective, all changes in the fair value of the derivative are included in earnings for each period until the instrument matures. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in OCI. The amounts recorded in OCI related to a net investment hedge would be recognized in earnings in the event the foreign operation is liquidated. Any ineffective portion of designated hedges are recognized in earnings. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized in earnings. Cash flows from derivatives that are accounted for as hedges and cash flows on derivatives utilized as economic hedges are classified in the same category on the Consolidated Statements of Cash Flows as the item being hedged or on a basis consistent with the nature of the instrument.
Equity Interests — The Company uses the equity method to account for investments in companies if its investment provides the ability to exercise significant influence over operating and financial policies of the investee. The Consolidated Statements of Operations include the Company's proportionate share of the net income or loss of these companies. The level of influence over each equity method investee includes considering factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and other commercial arrangements.
Revenue — In conjunction with the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” on October 1, 2018, the policy for recognizing revenue was updated. See Note 4 for a summary of the updated policy. For fiscal 2018 and 2017, a summary of the policy for recognizing revenue was as follows:
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs (including the Company-owned fleet) and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $170.1, $169.4 and $142.9 in fiscal 2019, 2018 and 2017, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising, such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized to the statement of operations over the time the advertising takes place. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were $3.9 and $1.9 as of September 30, 2019 and 2018, respectively.
Stock-based Compensation — The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of equity awards and the fair market value at each quarterly reporting date for liability awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). Any forfeitures of stock-based awards are recorded as they occur. See Note 20 for disclosures related to stock-based compensation.
Income Tax (Benefit) Expense — Income tax (benefit) expense is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is more likely than not that the future benefits will not be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest incurred due to an underpayment of income taxes is classified as income taxes. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested, so no United States (“U.S.”) taxes have been provided in relation to the Company’s investment in its foreign subsidiaries. See Note 10 for disclosures related to income taxes.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have an impact on the results of operations, OCI, financial condition, cash flows or shareholders’ equity based on current information.
Recently Issued
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July

2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. These ASUs are effective for annual periods beginning after December 15, 2018 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2020).
The Company is in the process of implementing its lease accounting software, developing its related business processes and implementing internal controls. The Company has substantially completed its analysis of these standards’ impacts on the Company’s lease portfolio. The Company will adopt these ASUs on October 1, 2019 and expects to use the cumulative effect adjustment approach. The Company will elect certain practical expedients permitted under the transition guidance, including not reassessing whether existing contracts contain leases and carrying forward the historical classification of those leases. In addition, the Company will also elect to not recognize leases with an initial term of twelve months or less on its Consolidated Balance Sheets. The Company’s estimate of right-of-use assets and lease liabilities to be recognized at adoption is between $155.0 and $185.0, subject to the completion of the Company’s implementation procedures, fluctuations within the Company’s lease portfolio and discount rates. The Company does not expect this guidance to have a material impact on its Consolidated Statements of Operations or its Consolidated Statements of Cash Flows. In addition, the Company will provide expanded disclosures to present additional information related to its leasing arrangements. See Note 18 for additional information on noncancelable future lease commitments.
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
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU removes, clarifies and adds certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company early adopted this ASU, as permitted by the ASU, as of September 30, 2019 and revised disclosures are provided in Note 19.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU removes, modifies and adds certain disclosure requirements related to fair value measurements. The Company early adopted this ASU, as permitted by the ASU, as of September 30, 2019 and revised disclosures are provided in Note 16.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires an entity to report the service cost component of periodic net benefit cost as an operating expense in the same line item or items as other compensation costs arising from services rendered by employees during the period. Other components of net benefit cost are to be presented outside of income from operations in the income statement separately from the service cost component. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. The Company adopted this ASU on October 1, 2018 and used the retrospective method of adoption, as required by the ASU. For the years ended September 30, 2018 and 2017, the adoption of this ASU resulted in increases in “Cost of goods sold” of $12.8 and $3.3, respectively, increases in “Selling, general and administrative expenses” of $1.2 and $0.3, respectively, and corresponding increases in “Other income, net” of $14.0 and $3.6, respectively, in the Consolidated Statements of Operations. For additional disclosures about pension and other postretirement benefits, refer to Note 19.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, and therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of year cash balance to the end of year cash balance as shown on the statement of cash flows. The Company adopted this ASU on October 1, 2018 and used the retrospective method of adoption, as required by the ASU. The adoption of this ASU resulted in a decrease in net cash provided by operating activities of $0.7 in the Consolidated Statement of Cash Flows for the year ended September 30, 2018, and a (decrease) increase in cash used by investing activities of $(1.3) and $4.2 in the Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017, respectively. Net cash provided by operating activities for the year ended September 30, 2018 was impacted by this ASU adoption as a result of the reclassification of restricted cash to current assets held for sale in connection with the 8th Avenue Transactions.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all previously existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU on October 1, 2018, as required by the ASU, and used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to recognition timing and classification changes of immaterial amounts within the Consolidated Statement of Operations for the year ended September 30, 2019 and on the Consolidated Balance Sheet as of September 30, 2019. For additional information, refer to Note 4.
NOTE 4 — REVENUE FROM CONTRACTS WITH CUSTOMERS
In conjunction with the adoption of ASU 2014-09 (see Note 3), the Company updated its policy for recognizing revenue. The Company utilized a comprehensive approach to assess the impact of this ASU by reviewing its customer contract portfolio and existing accounting policies and procedures in order to identify potential differences that would result from applying the new requirements of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” A summary of the updated policy is included below.
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

The following table summarizes the impact of the Company’s adoption of ASC Topic 606 on a modified retrospective basis in the Company’s Consolidated Statement of Operations. As a result of the adoption, certain payments to customers totaling $26.1 in the year ended September 30, 2019 previously classified in “Selling, general, and administrative expenses,” were classified as “Net Sales” in the Consolidated Statement of Operations. These payments to customers relate to trade advertisements that support the Company’s sales to customers. In accordance with ASC Topic 606, these payments were determined not to be distinct within the customer contracts and, as such, require classification within net sales. Additionally, in the year ended September 30, 2019, the Company recognized revenue of $1.2 that was deferred upon the adoption of ASC Topic 606 in accordance with the satisfaction of the related performance obligation. The recognition of unearned revenue is included in “Net Sales” in the Company’s Consolidated Statement of Operations. No material changes to the balance sheet were required by the adoption of ASC Topic 606.

	Year Ended September 30, 2019
	As Reported Under Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$5,681.1	$5,706.0	$(24.9)
Cost of goods sold	3,889.0	3,889.0	—
Gross Profit	1,792.1	1,817.0	(24.9)
Selling, general and administrative expenses	911.6	937.7	(26.1)
Amortization of intangible assets	161.3	161.3	—
Gain on sale of business	(126.6)	(126.6)	—
Impairment of goodwill and other intangible assets	63.3	63.3	—
Other operating expenses, net	1.5	1.5	—
Operating Profit	$781.0	$779.8	$1.2

NOTE 5 — BUSINESS COMBINATIONS
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
Fiscal 2018
On January 12, 2018, the Company completed its acquisition of Bob Evans Farms, Inc. (“Bob Evans”), resulting in the Company owning all of the outstanding shares of Bob Evans common stock. The Company paid each holder of shares of Bob Evans common stock, other than holders who demanded appraisal of their shares of Bob Evans common stock under Delaware law and had not withdrawn their demands as of the closing date, $77.00 per share, resulting in a payment at closing of $1,381.2 (which, in addition to the amounts paid to Bob Evans stockholders, includes amounts paid to retire certain debt and other obligations of Bob Evans). Any shares of Bob Evans common stock subject to appraisal as of the closing date were canceled and no longer outstanding after closing. The closing payment did not include any amounts due to former holders of approximately 4.35 shares of Bob Evans common stock who demanded appraisal under Delaware law and had not withdrawn their demands as of the closing date. At September 30, 2018, the former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $267.0, which was reported in “Other liabilities” on the Consolidated Balance Sheet at September 30, 2018. The accrual represents the number of shares of Bob Evans common stock for which former Bob Evans stockholders had demanded appraisal and not withdrawn their demands multiplied by the $77.00 per share merger consideration plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%. The Company recorded interest expense of $13.4 in connection these shares, which was included in “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2018.
In December 2018, the Company made payments of $257.6 to the former holders of Bob Evans common stock who had demanded appraisal and had not been paid for their shares of Bob Evans common stock. The payments constituted a settlement with one former stockholder as well as prepayments of the $77.00 per share merger consideration to the remaining former stockholders who had held 2.5 shares of Bob Evans common stock. In September 2019, the Company reached settlement terms on a confidential basis with the remaining former stockholders, and payments were made by the Company on October 1, 2019. In connection with the fiscal 2019 settlements, the Company recorded expense of $9.7, which was included in “Selling, general and administrative expenses” and “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2019, and had an accrual of $19.1, which was recorded as “Other current liabilities,” on the Consolidated Balance Sheet at September 30, 2019.
For additional information regarding the proceedings brought by former holders of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock under Delaware law, refer to Note 18.
Bob Evans is a producer of refrigerated potato and pasta side dishes, pork sausage and a variety of refrigerated and frozen convenience food items. The acquisition strengthened the Company’s position in the foodservice and refrigerated retail channels. Bob Evans is reported in two reportable segments. The results of Bob Evans’s foodservice operations are reported in the Foodservice segment, and the results of Bob Evans’s retail operations are reported in the Refrigerated Retail segment (see Note 23). Based upon the preliminary purchase price allocation, the Company recorded $376.0 of customer relationships to be amortized over a weighted-average period of 18 years, $6.0 of definite-lived trademarks to be amortized over a weighted-average period of 10 years and $400.0 of indefinite-lived trademarks.
The goodwill generated by the Company’s acquisition of Bob Evans is not deductible for U.S. federal income tax purposes; however, $13.8 of goodwill generated by business combinations completed by Bob Evans in periods prior to its acquisition was transferred to Post and is tax deductible.
The following table provides the final allocation of the purchase price related to the fiscal 2018 acquisition of Bob Evans based upon the fair value of assets and liabilities assumed, including the provisional amounts recognized related to the acquisition as of September 30, 2018, as well as measurement period adjustments made during the first quarter of fiscal 2019. The allocation of purchase price was finalized as of December 31, 2018, and no additional adjustments have been or will be made.

	Acquisition Date Amounts Recognized as of September 30, 2018 (a)	Adjustments During Fiscal 2019	Acquisition Date Amounts Recognized (as Adjusted)
Cash and cash equivalents	$15.6	$—	$15.6
Receivables	58.5	—	58.5
Inventories	27.1	—	27.1
Prepaid expenses and other current assets	34.3	—	34.3
Property	184.3	—	184.3
Goodwill	898.3	(0.7)	897.6
Other intangible assets	782.0	—	782.0
Other assets	0.4	—	0.4
Accounts payable	(18.2)	—	(18.2)
Other current liabilities	(58.5)	—	(58.5)
Deferred tax liability - long-term	(194.9)	0.7	(194.2)
Other liabilities	(5.3)	—	(5.3)
Total acquisition cost (b)	$1,723.6	$—	$1,723.6

(a)	As previously reported in Post’s Annual Report on Form 10-K for fiscal 2018 filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2018.

(b)
Total acquisition cost is comprised of $1,381.2 paid at closing and additional payments of $342.4, which includes payments to former holders of shares of Bob Evans common stock who exercised appraisal rights, payments in connection with Bob Evans deferred compensation plans and payments to compensate Bob Evans employees due to the cancellation of their outstanding employee stock awards.

Fiscal 2017
On July 3, 2017, the Company completed its acquisition of Latimer Newco 2 Limited (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively the “Weetabix Group”), for a purchase price of approximately £1,400.0 with a payment at closing of £1,454.1, excluding £48.0 of cash acquired (approximately $1,887.2, excluding $62.2 of cash acquired). The Weetabix Group is a packaged food company that primarily produces branded and private label RTE cereal and muesli products. The Weetabix Group is reported in two reportable segments. The results of the Weetabix operations outside of North America, primarily in the U.K. (“Weetabix U.K.”), are reported in the Weetabix segment, and the Weetabix North American operations (“Weetabix NA”) are reported in the Post Consumer Brands segment (see Note 23). Based on the purchase price allocation of Weetabix U.K., the Company recorded $172.8 of customer relationships to be amortized over a weighted-average period of approximately 20 years, $29.5 to definite-lived trademarks and brands to be amortized over a weighted-average period of 16 years and $385.1 of indefinite-lived trademarks. Based on the purchase price allocation of Weetabix NA, the Company recorded $13.6 of customer relationships to be amortized over a weighted-average period of 21 years.
On October 3, 2016, the Company completed its acquisition of National Pasteurized Eggs, Inc. (“NPE”) for $93.5, subject to working capital and other adjustments, resulting in a payment at closing of $97.0. In February 2017, a final settlement of net working capital and other adjustments was reached, resulting in an amount back to the Company of $1.2. NPE is a producer of pasteurized shell eggs, including cage-free eggs, and is reported in two reportable segments. The results of NPE’s foodservice operations are reported in the Foodservice segment, and the results of NPE’s retail operations are reported in the Refrigerated Retail segment (see Note 23). Based upon the purchase price allocation, the Company recorded $43.9 of customer relationships to be amortized over a weighted-average period of 16 years and $7.5 of trademarks and brands to be amortized over a weighted-average period of 20 years.
The following table provides the final allocations of the purchase price related to the fiscal 2017 acquisitions of the Weetabix Group and NPE based upon the fair value of assets and liabilities assumed. The final fair value of goodwill related to the acquisitions of the Weetabix Group and NPE are not deductible for U.S. federal income tax purposes.

	Weetabix Group	NPE
Cash and cash equivalents	$62.2	$5.6
Receivables	37.8	8.5
Inventories	63.2	2.1
Prepaid expenses and other current assets	1.2	0.4
Property	280.9	10.4
Goodwill	980.8	46.3
Other intangible assets	601.0	51.4
Other assets	112.0	—
Current portion of long-term debt	—	(0.1)
Accounts payable	(66.3)	(6.3)
Other current liabilities	(28.5)	(2.9)
Long-term debt	—	(0.2)
Deferred tax liability - long-term	(136.5)	(18.7)
Other liabilities	(10.9)	—
Noncontrolling interest	(9.7)	—
Total acquisition cost	$1,887.2	$96.5

Acquisition-Related Expenses
The Company incurs transaction-related expenses in conjunction with both completed and contemplated acquisitions. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. During the years ended September 30, 2019, 2018 and 2017, the Company incurred transaction-related expenses of $8.9, $23.4 and $29.9, respectively, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. In addition, during the year ended September 30, 2017, the Company recorded net foreign currency gains of $30.0 related to cash held in Pounds Sterling to fund the acquisition of the Weetabix Group, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statement of Operations.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of all businesses acquired in fiscal 2018 and 2017 for the periods presented as if the fiscal 2018 acquisition had occurred on October 1, 2016 and the fiscal 2017 acquisitions had occurred on October 1, 2015. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustments on acquired businesses, acquisition costs and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	2018	2017
Pro forma net sales	$6,423.8	$5,258.3
Pro forma net earnings available to common shareholders	$486.4	$23.6
Pro forma basic earnings per share	$7.30	$0.35
Pro forma diluted earnings per share	$6.54	$0.34

NOTE 6 — RESTRUCTURING
In February 2018, the Company announced its plan to close its cereal manufacturing facility in Clinton, Massachusetts, which manufactured certain Weetabix NA products distributed in North America. The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the Clinton, Massachusetts facility was completed at September 30, 2019. For additional information on assets held for sale related to the closure, see Note 7.
In May 2015, the Company announced its plan to consolidate its cereal business administrative offices into its Lakeville, Minnesota location. In connection with the consolidation, the Company closed its office located in Parsippany, New Jersey and relocated those functions, as well as certain functions located in Battle Creek, Michigan, to the Lakeville office. The Parsippany office closure was completed during fiscal 2016, and final cash payments for employee-related costs were made in fiscal 2017. No additional restructuring costs were incurred in fiscal 2019, 2018 or 2017.
Amounts related to the restructuring events are shown in the following table. All costs are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Operations with the exception of accelerated depreciation expense incurred in the year ended September 30, 2019, which is included in “Cost of goods sold.” These expenses are not included in the measure of segment performance for any segment (see Note 23).

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2016	$1.1	$—	$1.1
Cash payments	(1.1)	—	(1.1)
Balance, September 30, 2017	$—	$—	$—
Charge to expense	2.7	2.5	5.2
Non-cash charges	—	(2.5)	(2.5)
Balance, September 30, 2018	$2.7	$—	$2.7
Charge to expense	2.2	7.3	9.5
Cash payments	(4.8)	—	(4.8)
Non-cash charges	—	(7.3)	(7.3)
Balance, September 30, 2019	$0.1	$—	$0.1

Total expected restructuring charge	$16.0	$12.3	$28.3
Cumulative incurred to date	16.0	12.3	28.3
Remaining expected restructuring charge	$—	$—	$—

NOTE 7 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Divestiture
On October 1, 2018, the Company completed the 8th Avenue Transactions in which Post and THL separately capitalized 8th Avenue and 8th Avenue became the holding company for Post’s historical private brands business. Post received gross proceeds of $875.0 from the 8th Avenue Transactions, as well as $16.8 related to final working capital adjustments, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. Post’s gross proceeds consisted of (i) $250.0 from THL and (ii) $625.0 from a committed senior increasing rate bridge loan (the “2018 Bridge Loan”), which was funded in fiscal 2018 prior to the closing of the 8th Avenue Transactions (see Note 17). THL received 2.5 shares of 8th Avenue preferred stock with an 11% cumulative, quarterly compounding dividend and a $100.00 per share liquidation value and shares of common stock equal to 39.5% of the common equity in 8th Avenue. During the year ended September 30, 2019, the Company recorded a gain of $126.6 related to the 8th Avenue Transactions, which was reported as “Gain on sale of business” in the Consolidated Statement of

Operations. The gain included foreign exchange losses previously recorded in accumulated OCI of $42.1. Effective October 1, 2018, 8th Avenue was no longer consolidated in the Company’s financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. For additional information regarding the Company’s equity method investment in 8th Avenue, refer to Note 9. The Company incurred third party costs attributable to the 8th Avenue Transactions of $9.9, $12.4 and $0.6 in the years ended September 30, 2019, 2018 and 2017, respectively.
In order to calculate the total recorded gain related to the 8th Avenue Transactions of $126.6, management was required to estimate the fair value of the Company’s equity method investment in 8th Avenue. In making this estimate, management used an approach combining the estimated implied value from the 8th Avenue Transactions, an income approach and a market approach, in which the greatest value was placed on the implied value from the 8th Avenue Transactions. In order to calculate the fair value implied by the 8th Avenue Transactions, management was required to estimate the value of the 8th Avenue equity. In making this estimate, management used a lattice model, which required significant assumptions, including estimates for the term, credit spread, yield volatility and risk-free rates associated with 8th Avenue’s preferred stock. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach was based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and required an estimate of appropriate multiples based on the market data.
Amounts Held For Sale
The major classes of assets and liabilities comprising “Current assets held for sale,” “Other assets held for sale,” “Current liabilities held for sale ” and “Other liabilities held for sale” on the Consolidated Balance Sheets are shown in the following table.

	September 30,
	2019	2018
Current assets held for sale
Restricted cash	$—	$0.7
Receivables, net	—	79.8
Inventories	—	111.6
Prepaid expenses and other current assets	—	1.5
Property, net (a)	9.9	1.4
	$9.9	$195.0
Other assets held for sale
Property, net (a)	$—	$165.1
Goodwill	—	417.1
Other intangible assets, net	—	270.4
Other assets	—	4.0
	$—	$856.6
Current liabilities held for sale
Accounts payable	$—	$37.4
Other current liabilities	—	28.2
	$—	$65.6
Other liabilities held for sale
Long-term debt (b)	$—	$614.6
Deferred income taxes	—	79.9
Other liabilities	—	0.6
	$—	$695.1

(a)
In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the land and buildings classified as held for sale in Clinton, Massachusetts and Asheboro, North Carolina were classified as current and the 8th Avenue properties held for sale were classified as noncurrent on the Consolidated Balance Sheets.

(b)
In connection with the 8th Avenue Transactions, the Company classified its 2018 Bridge Loan and associated debt issuance costs as held for sale at September 30, 2018. See Note 17 for information about the 2018 Bridge Loan.

In connection with the closure of the Company’s Post Consumer Brands cereal manufacturing facility in Clinton, Massachusetts (see Note 6), the Company had a manufacturing plant held for sale with a book value of $8.4 at September 30, 2019 and a warehouse held for sale with a book value of $1.4 at September 30, 2018. The warehouse was sold in November 2018. Additionally, the Company had land and a building with a combined book value of $1.5 classified as held for sale at its Post Consumer Brands manufacturing facility in Asheboro, North Carolina at September 30, 2019. In connection with the 8th Avenue Transactions, the Company had assets and liabilities held for sale at September 30, 2018.
Held for sale net gains of $127.2 and $0.2 were recorded in the years ended September 30, 2019 and 2017, respectively. In the year ended September 30, 2019, in connection with the 8th Avenue Transactions, the Company recorded a gain of $126.6, which was reported as “Gain on sale of business,” as well as a loss of $2.6, which was included in “Loss on extinguishment of debt, net” in the Consolidated Statement of Operations. During the year ended September 30, 2019, a gain of $0.6 was recorded related to the sale of the Company’s Post Consumer Brands cereal warehouse in Clinton, Massachusetts and was included in “Other operating expenses, net” in the Consolidated Statement of Operations. In the year ended September 30, 2017, the net gain related to the September 2015 closure of the Company’s Dymatize manufacturing facility located in Farmers Branch, Texas and was included in “Other operating expenses, net” in the Consolidated Statement of Operations. There were no held for sale gains or losses recorded in the year ended September 30, 2018.
In the year ended September 30, 2019, there were no held for sale gains or losses recorded related to the Company’s manufacturing plant in Clinton, Massachusetts or the Company’s land and building in Asheboro, North Carolina as the book values of the assets were lower than fair value; therefore, no fair value adjustments were recorded at the time the assets were classified as held for sale. Any final adjustments to the fair values of the assets will be recognized upon the sale of the property.

NOTE 8 — GOODWILL
On October 1, 2018, the Company completed the reorganization of its refrigerated foods businesses, which resulted in the assignment of the foodservice and retail components previously included in the historical Refrigerated Food segment to its Foodservice and Refrigerated Retail segments. In connection with the reorganization, the Company assigned goodwill previously reported within the historical Refrigerated Food segment to reporting units within the Foodservice and Refrigerated Retail segments at September 30, 2018. The historical Refrigerated Food segment contained two reporting units: refrigerated food and cheese and dairy. The Company’s cheese and dairy reporting unit was not impacted by the reorganization and is now reported within the Refrigerated Retail segment. The remaining goodwill balance within the refrigerated food reporting unit at September 30, 2018 was allocated between the Foodservice and Refrigerated Retail segments based on the relative fair value of the businesses. The fair values of the foodservice and refrigerated retail businesses were determined using methodologies consistent with the Company’s annual goodwill impairment assessment. Due to the level of integration within the business, it was impracticable to assign goodwill separately to the Foodservice and Refrigerated Retail segments at September 30, 2017, and as a result, goodwill for the historical Refrigerated Food segment is reported within the Foodservice segment.
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Active Nutrition	Private Brands	Total
Balance, September 30, 2017
Goodwill (gross)	$1,999.6	$926.9	$1,231.6	$—	$180.7	$417.1	$4,755.9
Accumulated impairment losses	(609.1)	—	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,390.5	$926.9	$1,231.6	$—	$65.9	$417.1	$4,032.0
Goodwill acquired	—	—	898.3	—	—	—	898.3
Transfer of goodwill	—	—	(793.8)	793.8	—	—	—
Acquisition related adjustment	12.6	(1.1)	—	—	—	—	11.5
Held for sale assets	—	—	—	—	—	(417.1)	(417.1)
Currency translation adjustment	(0.2)	(24.9)	—	—	—	—	(25.1)
Balance, September 30, 2018
Goodwill (gross)	$2,012.0	$900.9	$1,336.1	$793.8	$180.7	$—	$5,223.5
Accumulated impairment losses	(609.1)	—	—	—	(114.8)	—	(723.9)
Goodwill (net)	$1,402.9	$900.9	$1,336.1	$793.8	$65.9	$—	$4,499.6
Impairment loss	—	—	—	(48.7)	—	—	(48.7)
Acquisition related adjustment	—	—	(0.5)	(0.2)	—	—	(0.7)
Currency translation adjustment	(0.2)	(50.2)	—	—	—	—	(50.4)
Balance, September 30, 2019
Goodwill (gross)	$2,011.8	$850.7	$1,335.6	$793.6	$180.7	$—	$5,172.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	—	(772.6)
Goodwill (net)	$1,402.7	$850.7	$1,335.6	$744.9	$65.9	$—	$4,399.8

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an analysis to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal 2019, 2018 and 2017, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach is based on a market multiple (revenue and EBITDA) and requires an estimate of appropriate multiples based on market data.
For the year ended September 30, 2019, the Company recorded a charge of $48.7 for the impairment of goodwill. The impairment charge related to the Refrigerated Retail segment and was primarily related to lost distribution with customers and a shift in supplier and consumer preferences to private label cheese products and away from branded cheese products.
The Company did not record a goodwill impairment charge at September 30, 2018, as all reporting units passed the quantitative impairment test.

For the year ended September 30, 2017, the Company recorded a charge of $26.5 for the impairment of goodwill. The impairment charge related to the Dymatize reporting unit which is included in the Active Nutrition segment. In fiscal 2017, consistent with the prior year, the specialty sports nutrition category, in which Dymatize sold the majority of its products, continued to experience weak sales, which resulted in management lowering its long-term expectations for the Dymatize reporting unit. After conducting the impairment analysis, it was determined that the carrying value of the Dymatize reporting unit exceeded its fair value by $76.6, and the Company recorded an impairment charge for goodwill down to the fair value. At the time of the analysis, the Dymatize reporting unit had $26.5 of remaining goodwill, and therefore an impairment charge for the entire goodwill balance of $26.5 was recorded.
These fair value measurements fell within Level 3 of the fair value hierarchy (see Note 16). The goodwill impairment losses are aggregated with trademark impairment losses in “Impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations.
NOTE 9 — EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
8th Avenue
In connection with the 8th Avenue Transactions, the Company has a 60.5% common equity retained interest in 8th Avenue that is accounted for using the equity method. In determining the accounting treatment of the retained interest, management concluded that 8th Avenue was not a variable interest entity as defined by ASC Topic 810, “Consolidation” and, as such, was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by THL associated with the governance of 8th Avenue. However, the Company does retain significant influence, and therefore, the use of the equity method of accounting is required.
The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

Year Ended September 30, 2019
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(46.7)
60.5%
Equity method loss available to Post	$(28.3)
Less: Amortization of basis difference, net of tax (a)	8.8
Equity method loss, net of tax	$(37.1)

(a)
The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a total basis difference of $70.3. The basis difference related to inventory of $2.0, net of tax, was included in equity method loss in the year ended September 30, 2019. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At September 30, 2019, the remaining basis difference to be amortized was $61.5.

Summarized financial information of 8th Avenue is presented in the following tables.

Year Ended September 30, 2019
Net sales	$838.5
Gross profit	$139.6

Net loss	$(17.6)
Less: Preferred stock dividend	29.1
Net Loss Available to 8th Avenue Common Shareholders	$(46.7)

September 30, 2019
Current assets	$209.2
Other assets	826.2
Total Assets	$1,035.4

Current portion of long-term debt	$5.3
Accounts payable and other current liabilities	74.3
Long-term debt	644.9
Other liabilities	76.5
Total Liabilities	801.0
Preferred stock	29.1
Other shareholders’ equity	205.3
Shareholders’ Equity	234.4
Total Liabilities and Shareholders’ Equity	$1,035.4

Prior to the 8th Avenue Transactions, Post’s historical private brands business used certain functions and services performed by the Company. These functions and services included information systems, sales and marketing, procurement, accounting shared services, legal, tax, human resources, payroll and cash management. After the completion of the 8th Avenue Transactions, the Company continues to provide many of these services to 8th Avenue under a master services agreement (the “MSA”). In addition, Post and THL both provide certain advisory services to 8th Avenue for a fee. During the year ended September 30, 2019, the Company recorded MSA and advisory income of $4.1, which was recorded in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. No such income was recorded in the years ended September 30, 2018 or 2017.
During the year ended September 30, 2019, the Company had net sales to 8th Avenue of $4.7 and purchases from and royalties paid to 8th Avenue of $9.4. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $140.5 at September 30, 2019 and was included in “Equity method investments” on the Consolidated Balance Sheet. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $5.1, $0.6 and $0.7, respectively, at September 30, 2019, related to the separation of 8th Avenue from the Company, the closing of the 8th Avenue Transactions, MSA fees, pass-through charges owed by 8th Avenue to the Company and related party sales and purchases. The current receivables, current payables and long-term liability were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Consolidated Balance Sheet.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $5.0 and $5.2 at September 30, 2019 and 2018, respectively, and was included in “Equity method investments” on the Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.5 and $1.0 at September 30, 2019 and 2018, respectively, which was included in “Other assets” on the Consolidated Balance Sheets.

Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results from operations are reported in the Weetabix segment (see Note 23).
NOTE 10 — INCOME TAXES
The components of “Earnings before Income Taxes and Equity Method Loss” on the Consolidated Statements of Operations and other summary information is presented in the following table.

	Year Ended September 30,
	2019	2018	2017
Domestic	$80.4	$289.0	$49.7
Foreign	78.7	(24.3)	24.7
Earnings before Income Taxes and Equity Method Loss	$159.1	$264.7	$74.4

Income tax (benefit) expense	$(3.9)	$(204.0)	$26.1
Effective income tax rate	(2.5)%	(77.1)%	35.1%

The (benefit) expense for income taxes consisted of the following:

	Year Ended September 30,
	2019	2018	2017
Current:
Federal	$61.5	$27.3	$(5.8)
State	2.6	5.2	4.3
Foreign	12.3	20.0	10.2
	76.4	52.5	8.7
Deferred:
Federal	(61.8)	(253.5)	19.7
State	(15.2)	21.4	2.7
Foreign	(3.3)	(24.4)	(5.0)
	(80.3)	(256.5)	17.4
Income tax (benefit) expense	$(3.9)	$(204.0)	$26.1

A reconciliation of income tax (benefit) expense with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2019	2018	2017
Computed tax (a)	$33.4	$64.9	$26.1
Enacted tax law and changes, including the Tax Act (a)	(4.8)	(270.9)	—
Non-deductible goodwill impairment loss	6.9	—	7.2
Non-deductible compensation	2.7	1.2	1.8
Non-deductible transaction costs	2.2	1.5	2.9
Domestic production activities deduction	—	(5.9)	—
State income tax (benefit) expense, net of effect on federal tax	(0.7)	5.6	0.8
Non-taxable interest income	—	(2.4)	(3.4)
Valuation allowances	6.6	4.1	4.8
Change in deferred tax rates	(4.6)	0.3	—
Uncertain tax positions	(7.9)	0.3	(0.5)
Net losses and basis difference attributable to equity method investment	4.4	—	—
Income tax credits	(3.0)	(2.3)	(1.4)
Rate differential on foreign income	(7.7)	(5.3)	(6.8)
Excess tax benefits for share-based payments	(33.4)	(1.8)	(6.2)
Other, net (none in excess of 5% of statutory tax)	2.0	6.7	0.8
Income tax (benefit) expense	$(3.9)	$(204.0)	$26.1

(a)
Fiscal 2019 and 2017 federal corporate income tax was computed at the federal statutory rate of 21% and 35%, respectively. Fiscal 2018 federal corporate income tax was computed using a blended U.S. federal corporate income tax rate of 24.5%, as discussed below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2019			September 30, 2018
	Assets	Liabilities	Net	Assets	Liabilities	Net
Accrued vacation, incentive and severance	$7.7	$—	$7.7	$10.0	$—	$10.0
Inventory	6.2	—	6.2	4.0	—	4.0
Accrued liabilities	15.6	—	15.6	17.4	—	17.4
Property	—	(173.4)	(173.4)	—	(161.7)	(161.7)
Intangible assets	—	(652.4)	(652.4)	—	(688.3)	(688.3)
Pension and other postretirement benefits	—	(11.2)	(11.2)	—	(15.3)	(15.3)
Basis difference attributable to equity method investment	—	(30.0)	(30.0)	—	—	—
Stock-based and deferred compensation	19.9	—	19.9	27.5	—	27.5
Derivative mark-to-market adjustments	98.5	—	98.5	18.1	—	18.1
Disallowed interest carryforwards	29.7	—	29.7	6.9	—	6.9
Net operating loss and credit carryforwards	30.8	—	30.8	27.2	—	27.2
Other items	4.5	(1.8)	2.7	4.7	(3.2)	1.5
Total gross deferred income taxes	212.9	(868.8)	(655.9)	115.8	(868.5)	(752.7)
Valuation allowance	(32.6)	—	(32.6)	(25.7)	—	(25.7)
Total deferred taxes	$180.3	$(868.8)	$(688.5)	$90.1	$(868.5)	$(778.4)

As of September 30, 2019, the Company had U.S. federal net operating loss (“NOL”) carryforwards totaling approximately $47.2, which have expiration dates beginning in fiscal 2022 and extending through fiscal 2034, as well as state NOL carryforwards totaling approximately $604.9, which have expiration dates beginning in fiscal 2020 and extending through fiscal 2039. As of September 30, 2019, the Company had NOL carryforwards in foreign jurisdictions of $9.1.
As certain of these NOLs and carryforwards were acquired through acquisitions, the deductibility of the NOLs is subject to limitation under section 382 of the Internal Revenue Code (“IRC”) and similar limitations under state tax law. Giving consideration to IRC section 382 and state limitations, the Company believes it will generate sufficient taxable income to fully utilize the U.S. federal and certain state NOLs before they expire. As of September 30, 2019, approximately $19.6 of the deferred tax asset related to the state NOLs has been offset by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future.
No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $50.9 at September 30, 2019, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
Tax Act
In fiscal 2018, the effective tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to the Company’s accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for the Company’s 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the year ended September 30, 2018, the Company (i) remeasured its existing deferred tax assets and liabilities considering both the 2018 blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $281.2 and (ii) calculated the one-time transition tax and recorded provisional tax expense of $10.3. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed as assets are placed in service. During the year ended September 30, 2019, in connection with preparing its fiscal 2018 corporate income tax returns, the Company recorded tax benefits related to the (i) re-measurement of its existing deferred tax assets and liabilities and (ii) adjustment to the one-time transition tax of $0.2 and $4.6, respectively. The Tax Act subjects U.S. corporations to a tax on global low-taxed income, which the Company has elected to recognize in the period in which it is incurred.
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
Unrecognized tax benefits activity for the years ended September 30, 2019, 2018 and 2017 is presented in the following table.

	September 30,
	2019	2018	2017
Balance, beginning of year	$9.9	$8.6	$9.3
Additions for tax positions taken in current year and acquisitions	0.1	2.0	—
Additions (reductions) for tax positions taken in prior years	5.7	(0.1)	—
Held for sale liabilities	—	(0.6)	—
Settlements with tax authorities/statute expirations	(7.1)	—	(0.7)
Balance, end of year	$8.6	$9.9	$8.6

The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $8.2 at September 30, 2019. The Company believes that, due to expiring statutes of limitations and settlements with tax authorities, it is reasonably possible that the total unrecognized tax benefits may decrease up to approximately $0.4 within twelve months of the reporting date.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax (benefit) expense. The Company recorded (benefit) expense of $(2.5), $0.8 and $0.3 related to interest and penalties in the years ended September 30, 2019, 2018 and 2017, respectively. The Company had accrued interest and penalties of $1.0 and $3.5 at September 30, 2019 and 2018, respectively. The accrued interest and penalties are not included in the table above.
U.S. federal, U.S. state and foreign jurisdictions income tax returns for the tax years ended September 30, 2018, 2017, 2016 and 2015 are subject to examination by the tax authorities in each respective jurisdiction. During the year ended September 30, 2019, the Internal Revenue Service initiated an examination of the Company’s 2015, 2016 and 2017 U.S. federal income tax returns. The Company does not expect the examination will have a material impact on its consolidated financial statements.
With respect to the Bob Evans acquisition, the Company assumed all income tax liabilities for those jurisdictions which remain subject to examination, primarily consisting of tax years ended April 2015 through the short tax year ended January 11, 2018, the date of acquisition. With respect to the fiscal 2017 acquisition of the Weetabix Group, the Company assumed substantially all income tax liabilities for those jurisdictions which remain subject to examination. With respect to the NPE acquisition made in fiscal 2017, the seller generally retained responsibility for all income tax liabilities through the date of acquisition.
NOTE 11 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. For the periods outstanding, the Company’s tangible equity units (“TEUs”) (see Note 21) were assumed to be settled at the minimum settlement amount of 1.7114 shares per TEU for weighted-average shares for basic earnings per share. For diluted earnings per share, the TEUs, to the extent dilutive, were assumed to be settled at a conversion factor based on the daily volume-weighted-average price per share of the Company’s common stock not to exceed 2.0964 shares per TEU. All TEU purchase contracts were settled as of June 1, 2017.
In the second quarter of fiscal 2019, the Company completed the redemption of its 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (“Series C Preferred”). Substantially all of the 3.2 shares of Series C Preferred outstanding as of January 10, 2019, the date the Series C Preferred redemption was announced, were converted into 5.9 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series C Preferred, and the remaining shares of Series C Preferred were redeemed. In the second quarter of fiscal 2018, the Company completed the redemption of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (“Series B Preferred”). Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the redemption was announced, were converted into 3.1 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series B Preferred, and the remaining shares of Series B Preferred were redeemed. For additional information on the Series C Preferred and Series B Preferred conversions, see Note 22.
The following table sets forth the computation of basic and diluted earnings per share.

	Year ended September 30,
	2019	2018	2017
Net earnings for basic earnings per share	$121.7	$457.3	$34.8
Dilutive preferred stock dividends	3.0	10.0	—
Net earnings for diluted earnings per share	$124.7	$467.3	$34.8

Weighted-average shares outstanding	70.8	66.6	65.2
Effect of TEUs on weighted-average shares for basic earnings per share	—	—	2.6
Weighted-average shares for basic earnings per share	70.8	66.6	67.8
Effect of dilutive securities:
Stock options	1.6	1.8	1.8
Stock appreciation rights	0.1	0.1	—
Restricted stock awards	0.5	0.4	0.3
Preferred shares conversion to common	2.1	7.0	—
Total dilutive securities	4.3	9.3	2.1
Weighted-average shares for diluted earnings per share	75.1	75.9	69.9

Basic earnings per common share	$1.72	$6.87	$0.51
Diluted earnings per common share	$1.66	$6.16	$0.50

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Year ended September 30,
	2019	2018	2017
Stock options	0.1	0.6	0.3
Restricted stock awards	—	0.1	—
Preferred shares conversion to common	—	—	9.1

NOTE 12 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2019	2018	2017
Advertising and promotion expenses (a)	$122.3	$153.4	$159.7
Repair and maintenance expenses	156.9	149.1	162.6
Research and development expenses	25.0	25.1	18.6
Rent expense	40.1	41.3	41.8
Interest income	(7.9)	(7.4)	(6.8)
Interest paid	344.4	373.9	333.6
Income taxes paid	65.0	23.0	29.6
Accrued additions to property	24.7	30.4	21.0

(a)
As a result of the adoption of ASU 2014-09, certain payments to customers totaling $23.7 in the year ended September 30, 2019 previously classified as advertising and promotion expenses were classified as net sales. For additional information, see Note 3.

NOTE 13 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2019	2018
Receivables, net
Trade	$408.4	$412.8
Income tax receivable	21.9	41.5
Other	16.8	10.3
	447.1	464.6
Allowance for doubtful accounts	(2.0)	(2.3)
	$445.1	$462.3
Inventories
Raw materials and supplies	$99.4	$107.8
Work in process	19.4	17.8
Finished products	425.4	324.1
Flocks	35.6	34.5
	$579.8	$484.2
Other Assets
Pension asset	$166.7	$167.0
Hedging assets - non-current	19.3	52.0
Other	19.5	27.8
	$205.5	$246.8
Accounts Payable
Trade	$349.6	$329.3
Book cash overdrafts	35.1	26.7
Other	10.9	9.1
	$395.6	$365.1
Other Current Liabilities
Advertising and promotion	$45.2	$53.6
Accrued interest	46.0	38.5
Accrued compensation	85.3	114.2
Hedging liabilities	87.6	27.7
Accrued legal settlements	16.1	23.9
Accrued appraisal rights and related interest	19.1	—
Other	94.5	81.4
	$393.8	$339.3
Other Liabilities
Pension and other postretirement benefit obligations	$66.0	$53.3
Hedging liabilities - non-current	330.5	113.7
Accrued compensation - non-current	34.0	30.4
Accrued appraisal rights and related interest	—	267.0
Other	26.4	34.9
	$456.9	$499.3

NOTE 14 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

	September 30,
	2019	2018	2017
Balance, beginning of year	$2.3	$1.6	$1.6
Provision charged to expense	0.1	0.1	0.3
Write-offs, less recoveries	(0.4)	(1.2)	(0.3)
Held for sale assets	—	(0.5)	—
Other (a)	—	2.3	—
Balance, end of year	$2.0	$2.3	$1.6

(a)	Other items are primarily related to acquisitions.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials, energy and fuel and supplies, interest rate risks relating to floating rate debt and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
At September 30, 2019, the Company’s derivative instruments consisted of:
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

In the first quarter of fiscal 2019, the Company terminated $800.0 and $214.2 notional value of its interest rate swap and cross-currency swap contracts, respectively, that were designated as hedging instruments. In connection with the interest rate swap terminations, the Company received cash proceeds of $29.8, and reclassified previously recorded gains from accumulated OCI to “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2019. In connection with the cross-currency swap terminations, the Company received cash proceeds of $26.2, which were recorded in accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event all U.K.-based operations are liquidated.
In the second quarter of fiscal 2018, the Company changed the designation of its foreign currency forward contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the new designation, the Company reclassified gains previously recorded in accumulated OCI of $1.8, of which $1.3 was reclassified to “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended September 30, 2018, and $0.5 was reclassified to “Property, net” on the Consolidated Balance Sheet as of September 30, 2018.
As of July 1, 2017, the Company changed the designation of its cross-currency swap contracts from a non-designated hedging instrument to a net investment hedge. Prior to its designation as a net investment hedge, the Company had reported non-cash mark-to-market adjustments related to the cross-currency swaps in “Expense (income) on swaps, net” in the Consolidated Statements of Operations.
The following table shows the notional amounts of derivative instruments held.

	September 30, 2019	September 30, 2018
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$47.1	$64.3
Energy contracts	39.8	20.8
Foreign exchange contracts - Forward contracts	—	9.3
Interest rate swap	73.1	74.6
Interest rate swaps - Rate-lock swaps	1,531.0	1,649.3
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	448.7	662.9
Interest rate swap	200.0	1,000.0

The following tables present the balance sheet location and fair value of the Company’s derivative instruments on a gross and net basis as of September 30, 2019 and 2018, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$1.9	$1.9	$—	$—
Energy contracts	Prepaid expenses and other current assets	0.7	4.9	—	—
Commodity contracts	Other assets	0.1	0.2	—	—
Energy contracts	Other assets	—	0.3	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	1.3	1.2	1.3	1.1
Foreign exchange contracts	Other assets	19.2	17.6	19.2	17.6
Interest rate swaps	Prepaid expenses and other current assets	—	6.4	—	6.4
Interest rate swaps	Other assets	—	33.9	—	30.6
		$23.2	$66.4	$20.5	$55.7

Liability Derivatives:
Commodity contracts	Other current liabilities	$1.0	$2.2	$—	$—
Energy contracts	Other current liabilities	1.5	0.4	—	—
Energy contracts	Other liabilities	0.1	—	—	—
Foreign exchange contracts	Other current liabilities	—	1.5	—	1.4
Foreign exchange contracts	Other liabilities	—	19.4	—	19.4
Interest rate swaps	Other current liabilities	85.1	23.6	1.6	—
Interest rate swaps	Other liabilities	330.4	94.3	6.2	—
		$418.1	$141.4	$7.8	$20.8

The following tables present the effects of the Company’s derivative instruments on the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2019	2018	2017
Commodity contracts	Cost of goods sold	$2.8	$4.0	$(0.4)
Energy contracts	Cost of goods sold	5.0	(6.4)	(1.3)
Foreign exchange contracts	Selling, general and administrative expenses	—	1.5	0.8
Foreign exchange contracts	Expense (income) on swaps, net	—	—	10.3
Interest rate swaps	Expense (income) on swaps, net	306.6	(95.6)	(102.1)
For the years ended September 2019, 2018, and 2017, “Expense (income) on swaps, net” related to our interest rate swaps not designated as hedging instruments included cash settlements paid of $13.5, $1.1 and $1.8, respectively.

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI			(Gain) Loss Reclassified from Accumulated OCI into Earnings			Statement of Operations Location
	2019	2018	2017	2019	2018	2017
Foreign exchange contracts	$—	$(0.2)	$(1.6)	$—	$(1.3)	$—	Selling, general and administrative expenses
Interest rate swaps	13.8	(44.2)	5.6	(31.0)	(2.3)	0.7	Interest expense, net
Cross-currency swaps	(54.3)	(27.8)	14.8	—	—	—	Expense (income) on swaps, net

Accumulated OCI included a $59.5 net gain on hedging instruments before taxes ($44.5 after taxes) at September 30, 2019, compared to a $50.0 net gain before taxes ($37.4 after taxes) at September 30, 2018. Approximately $1.6 of the net hedging losses reported in accumulated OCI at September 30, 2019 are expected to be reclassified into earnings within the next 12 months. For gains or losses associated with interest rate swaps, the reclassification will occur in conjunction with repayments of the principal balance of the related debt. A reclassification of gains and losses reported in accumulated OCI related to the cross-currency swaps will only occur in the event all U.K.-based operations are liquidated. Accumulated OCI included settlements of cross-currency swaps of $36.5 and $4.8 at September 30, 2019 and 2018, respectively. In connection with the settlements of cross-currency swaps, the Company recognized gains in accumulated OCI of $31.7 and $4.8 during the years ended September 30, 2019 and 2018, respectively.
At September 30, 2019 and 2018, the Company had pledged collateral of $3.7 and $4.5, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Consolidated Balance Sheets.
NOTE 16 — FAIR VALUE MEASUREMENTS
The following table presents the assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820. As of September 30, 2019, the Company adopted ASU 2018-13 (see Note 3).

	September 30, 2019			September 30, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Deferred compensation investment	$11.2	$11.2	$—	$43.6	$43.6	$—
Derivative assets	23.2	—	23.2	66.4	—	66.4
	$34.4	$11.2	$23.2	$110.0	$43.6	$66.4

Liabilities
Deferred compensation liabilities	$31.0	$—	$31.0	$52.2	$—	$52.2
Derivative liabilities	418.1	—	418.1	141.4	—	141.4
	$449.1	$—	$449.1	$193.6	$—	$193.6

The deferred compensation investments are primarily invested in mutual funds, and the fair value is measured using the market approach. These investments are in the same funds, and are purchased in the same amounts, as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach. In connection with the acquisition of Bob Evans (see Note 5), the Company had current deferred compensation investments of $24.3 and current deferred compensation liabilities of $24.1 at September 30, 2018. The Bob Evans deferred compensation plans have been terminated, the investments have been liquidated and amounts previously accrued by the Company were paid in January 2019.
The Company utilizes the income approach to measure fair value for its commodity and energy derivatives. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices. Foreign exchange contracts are valued using the spot rate less the forward rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Refer to Note 15 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the Consolidated Statements of Operations.

The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Consolidated Balance Sheets. Based on current market rates, the fair value of the Company’s debt (Level 2), including prior year amounts classified as held for sale, was $7,412.0 and $7,790.9 as of September 30, 2019 and 2018, respectively.
Certain assets and liabilities, including long-lived assets, goodwill, indefinite-lived intangibles and assets held for sale, are measured at fair value on a non-recurring basis.
In the year ended September 30, 2019, the Company recorded goodwill and definite-lived intangible asset impairment charges of $63.3. In the year ended September 30, 2018, the Company recorded indefinite-lived intangible asset impairment charges of $124.9. In the year ended September 30, 2017, the Company recorded goodwill impairment losses of $26.5. These losses were recorded as “Impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations. For additional information on other intangible assets and goodwill, see Note 2 and Note 8, respectively. There were no other fair value measurement losses recognized during the years ended September 30, 2019, 2018 and 2017.
At September 30, 2019, the Company had land and buildings classified as assets held for sale related to (i) the closure of the Company’s Post Consumer Brands cereal manufacturing facility in Clinton, Massachusetts and (ii) the closure of a building at the Company’s Post Consumer Brands manufacturing facility in Asheboro, North Carolina. At September 30, 2018, the Company had assets and liabilities held for sale related to (i) the 8th Avenue Transactions and (ii) the closure of the Company’s Post Consumer Brands cereal warehouse in Sterling, Massachusetts. On October 1, 2018, the Company completed the 8th Avenue Transactions, and in November 2018, the Post Consumer Brands cereal warehouse was sold in connection with the closure of the Company’s Post Consumer Brands manufacturing facility in Clinton, Massachusetts. For additional information on assets and liabilities held for sale, see Note 7. The fair value of assets and liabilities held for sale was measured on a non-recurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets and liabilities. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2017	$—
Transfers of assets into held for sale	1,051.6
Transfers of liabilities into held for sale	(760.7)
Balance, September 30, 2018	$290.9
Gains related to assets and liabilities held for sale	124.6
Proceeds from the sale of assets and liabilities held for sale	(276.6)
Investment in 8th Avenue, working capital and other adjustments	(138.9)
Transfer of assets into held for sale	9.9
Balance, September 30, 2019	$9.9

NOTE 17 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	September 30,
	2019	2018
5.50% Senior Notes maturing December 2029	$750.0	$—
5.625% Senior Notes maturing January 2028	940.9	960.9
5.50% Senior Notes maturing March 2025	1,000.0	1,000.0
5.75% Senior Notes maturing March 2027	1,299.3	1,326.3
5.00% Senior Notes maturing August 2026	1,697.3	1,710.3
8.00% Senior Notes maturing July 2025	122.2	122.2
Term Loan	1,309.5	2,172.5
2018 Bridge Loan (a)	—	—
Capital leases	0.1	0.2
	7,119.3	7,292.4
Less: Current Portion	(13.5)	(22.1)
Debt issuance costs, net (a)	(69.0)	(71.2)
Plus: Unamortized premium	29.2	33.0
Total long-term debt	$7,066.0	$7,232.1

(a) In connection with the 8th Avenue Transactions, the Company classified its 2018 Bridge Loan and associated debt issuance costs as held for sale at September 30, 2018. See below for more information about the 2018 Bridge Loan. See Note 7 for information about assets and liabilities held for sale.
Senior Notes
On August 18, 2015, the Company issued $400.0 principal value of 8.00% senior notes due in July 2025. The 8.00% senior notes were issued at par, and the Company received $396.0 after paying related fees of $4.0, which were deferred and amortized to interest expense over the term of the notes. Interest payments on the 8.00% senior notes are due semi-annually each January 15 and July 15.
On August 3, 2016, the Company issued $1,750.0 principal value of 5.00% senior notes due in August 2026. The 5.00% senior notes were issued at par, and the Company received $1,725.7 after paying related fees of $24.3, which were deferred and will be amortized to interest expense over the term of the notes. Interest payments on the 5.00% senior notes are due semi-annually each February 15 and August 15. On February 8, 2019, the Company received consents (the “Requisite Consents”) from holders of a majority of the outstanding aggregate principal amount of its outstanding 5.00% senior notes to approve proposed amendments to the indenture relating to the 5.00% senior notes (the “Indenture”). Following receipt of the Requisite Consents, the Company, its subsidiary guarantors and the trustee for the Indenture executed a supplemental indenture to give effect to the amendments. The supplemental indenture more closely aligned certain provisions of the Indenture with the comparable provisions included in the indentures for the Company’s other senior notes, specifically to (i) add an exception to the restricted payments covenant in the Indenture and (ii) revise the “Permitted Investments” definition in the Indenture to add an additional category of Permitted Investments under the Indenture. In connection with the required consents, the Company incurred $8.4 of debt modification costs, which were deferred and will be amortized to interest expense over the remaining term of the 5.00% senior notes, and recorded expense of $1.3 in the year ended September 30, 2019, which was included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations.
On February 14, 2017, the Company issued $1,000.0 principal value of 5.50% senior notes due in March 2025 and $750.0 principal value of 5.75% senior notes due in March 2027. The 5.50% senior notes due in March 2025 and the 5.75% senior notes were each issued at par, and the Company received $1,725.4 after paying related fees of $24.6, which were deferred and will be amortized to interest expense over the term of the notes. On August 10, 2017, the Company issued an additional $750.0 principal value of 5.75% senior notes due in March 2027. The additional 5.75% senior notes were issued at 105.5% of par value, and the Company received $784.0 after paying related fees of $7.2. The premium related to the 5.75% senior notes was recorded as an unamortized premium, which was included in “Long-term debt” on the Consolidated Balance Sheets at September 30, 2019 and 2018 and will be amortized as a reduction to interest expense over the term of the notes. Interest payments on the 5.50% senior notes due in March 2025 and the 5.75% senior notes are due semi-annually each March 1 and September 1.
On December 1, 2017, the Company issued $1,000.0 principal value of 5.625% senior notes due in January 2028. The 5.625% senior notes were issued at par, and the Company received $990.6 after paying related fees of $9.4, which are being deferred and amortized to interest expense over the term of the notes. Interest payments on the 5.625% senior notes are due semi-annually each January 15 and July 15.
On July 3, 2019, the Company issued $750.0 principal value of 5.50% senior notes due in December 2029. The 5.50% senior notes due in December 2029 were issued at par, and the Company received $743.0 after incurring investment banking and other fees and expenses of $7.0, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 5.50% senior notes due in December 2029 will be due semi-annually each June 15 and December 15.
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
Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement (as further amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The issuance of letters of credit is available under the Credit Agreement in an aggregate amount of up to $50.0. The Revolving Credit Facility has outstanding letters of credit of $19.5, which reduced the available borrowing capacity to $780.5 at September 30, 2019. The outstanding amounts under the Revolving Credit Facility must be repaid on or before March 28, 2022. The Company incurred $4.2 of issuance costs in connection with the Credit Agreement in the year ended September 30, 2018, which was included in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheet.
The Credit Agreement also provides for potential incremental revolving and term facilities at the request of the Company and at the discretion of the lenders, in each case on terms to be determined, and also permits the Company, subject to certain conditions, to incur incremental equivalent debt, in an aggregate maximum amount not to exceed the greater of (i) $700.0 and (ii) the maximum amount at which (A) the Company’s pro forma consolidated leverage ratio (as defined in the Credit Agreement) would not exceed 6.50 to 1.00 and (B) the Company’s pro forma senior secured leverage ratio (as defined in the Credit Agreement) would not exceed 3.00 to 1.00 as of the date such indebtedness is incurred. Additionally, the Credit Agreement permits the Company to incur additional unsecured debt if, among other conditions, its pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt.
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
Term Loans
On May 24, 2017, the Company entered into a Joinder Agreement No. 1 (“Joinder No. 1”). Joinder No.1 provided for an incremental term loan of $1,200.0 (the “Joinder No. 1 Term Loan”) under the Credit Agreement. Pursuant to Joinder No. 1, the Company borrowed $1,200.0 and used a portion of the proceeds to fund payments to holders of the Company’s 8.00% senior notes and then outstanding 7.75% senior notes who tendered their notes in connection with the Company’s tender offer and whose notes were accepted for purchase and to pay related fees and expenses. On June 29, 2017, the Company entered into a Joinder Agreement No. 2 (“Joinder No. 2”). Joinder No. 2 provided for an incremental term loan of $1,000.0 (the “ Joinder No. 2 Term Loan”) under the Credit Agreement. Pursuant to Joinder No. 2, the Company borrowed $1,000.0 and used the proceeds, together with cash on hand, to finance its fiscal 2017 acquisition of the Weetabix Group (see Note 5). The Joinder No. 2 Term Loan was combined with the outstanding amounts under the Joinder No.1 Term Loan (collectively the “Term Loan”). On March 8, 2018, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”). Under the Second Amendment, the interest rate margin for the Term Loan was reduced by 25 basis points such that a Term Loan that is a Eurodollar Rate Loan accrues interest at the Eurodollar Rate plus 2.00% per annum, and a Term Loan that is a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such terms are defined in the Credit Agreement). The maturity date for the Term Loan remains May 24, 2024, and all other material provisions of the Credit Agreement remained unchanged. The interest rate on the Term Loan was 4.04% and 4.22% at September 30, 2019 and 2018, respectively.
In the first quarter of fiscal 2019, the Company utilized a portion of the net proceeds from the 8th Avenue Transactions (see Note 7) to repay $863.0 of the outstanding principal value of its Term Loan, as required by the Credit Agreement. As a result of the prepayment, quarterly principal installment payments on the Term Loan were not required until December 31, 2019. Beginning on December 31, 2019, the Term Loan would have required quarterly principal installment payments of $3.35, compared to the previously required quarterly principal installment payments of $5.5, which began on September 30, 2017. For additional information about repayments of the Term Loan, see Note 25.
2018 Bridge Loan
On September 24, 2018, in connection with the 8th Avenue Transactions (see Note 7), the Company entered into a $625.0 bridge facility agreement (the “2018 Bridge Loan Facility”) and borrowed $625.0 under the Bridge Loan Facility (the 2018 Bridge Loan, as defined in Note 7). The 2018 Bridge Loan bore interest at a rate per annum equal to the Eurodollar Rate (as such term is defined in the 2018 Bridge Loan Facility) plus 450 basis points. In connection with the 2018 Bridge Loan Facility, the Company incurred issuance costs of $10.4, of which $7.8 were refunded to the Company at the closing of the 8th Avenue Transactions on October 1, 2018, and the remaining $2.6 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Consolidated Statement of Operations for the year ended September 30, 2019 (see Note 7). Upon the closing of the 8th Avenue Transactions on October 1, 2018, the 2018 Bridge Loan was assumed by 8th Avenue and the Company was released from its repayment obligations thereunder while retaining the proceeds from the 2018 Bridge Loan.

Repayments of Long-Term Debt
The following table shows the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment of debt, net” on the Consolidated Statements of Operations for the years ended September 30, 2019, 2018 and 2017.

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Year Ended September 30,	Issuance	Principal Amount Repaid	Debt Repurchased at a Discount	Premium and Debt Extinguishment Costs Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	Term Loan	$863.0	$—	$—	$7.6	$—
	5.75% Senior Notes	27.0	(1.5)	—	0.3	(0.7)
	5.625% Senior Notes	20.0	(1.3)	—	0.2	—
	5.00% Senior Notes	13.0	(1.2)	—	0.1	—
	Capital lease	0.1	—	—	—	—
	2018 Bridge Loan (a)	—	—	—	2.6	—
2019	Total	$923.1	$(4.0)	$—	$10.8	$(0.7)

	6.00% Senior Notes	$630.0	$—	$30.8	$6.5	$—
	5.625% Senior Notes	39.1	(2.1)	—	0.4	—
	5.75% Senior Notes	173.7	(3.1)	—	1.9	(4.6)
	5.00% Senior Notes	39.7	(2.5)	—	0.4	—
	8.00% Senior Notes	15.3	—	2.0	0.1	—
	Term Loan (b)	22.0	—	0.9	0.4	—
2018	Total	$919.8	$(7.7)	$33.7	$9.7	$(4.6)

	6.75% Senior Notes	$875.0	$—	$63.0	$8.9	$(13.4)
	7.375% Senior Notes	133.0	—	4.9	1.2	(2.1)
	7.75% Senior Notes	800.0	—	108.6	6.3	—
	8.00% Senior Notes	262.5	—	43.3	2.2	—
	Term Loan	5.5	—	—	—	—
	TEUs	11.0	—	—	—	—
	4.57% 2012 Series Bond	1.3	—	—	—	—
	Capital lease	0.1	—	—	—	—
2017	Total	$2,088.4	$—	$219.8	$18.6	$(15.5)

(a)
In connection with the assumption of the 2018 Bridge Loan by 8th Avenue discussed above, the Company recorded a write-off of debt issuance costs during the year ended September 30, 2019 for costs that were not refunded upon the closing of the 8th Avenue Transactions.

(b)	In connection with an amendment to the Credit Agreement entered into on March 8, 2018, the Company paid debt extinguishment costs and recorded a write-off of debt issuance costs.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of September 30, 2019, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%.
The Credit Agreement permits the Company to incur additional unsecured debt if, among other conditions, the pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of September 30, 2019, the pro forma consolidated interest coverage ratio exceeded this threshold.

NOTE 18 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Antitrust claims
In late 2008 and early 2009, approximately 22 class action lawsuits were filed in various federal courts against Michael Foods, Inc. (“MFI”), a wholly-owned subsidiary of the Company, and approximately 20 other defendants (producers of shell eggs and egg products and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. All cases were transferred to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings.
The cases involved three plaintiff groups: (i) a nationwide class of direct purchasers of shell eggs (the “direct purchaser class”); (ii) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (“opt-out plaintiffs”); and (iii) indirect purchasers of shell eggs (“indirect purchaser plaintiffs”).
Resolution of claims: To date, MFI has resolved the following claims, including all class claims: (i) in December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0, which was approved by the district court in December 2017; (ii) in January 2017, MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms; (iii) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms; and (iv) between June 2019 and September 2019, MFI individually settled on confidential terms egg product opt-out claims asserted against it by four separate opt-out plaintiffs. MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI.
Remaining portion of the cases: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by three opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by such opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants filed a second motion for summary judgment seeking dismissal of the claims, which was denied in June 2019. The remaining opt-out plaintiffs have not yet been assigned trial dates.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the cases could still result in a material adverse outcome. At September 30, 2019 and 2018, the Company had accrued $6.2 and $6.0, respectively, for this matter that was included in “Other current liabilities” on the Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s consolidated financial condition, results of operations and cash flows could be materially affected.
During the years ended September 30, 2019, 2018 and 2017, the Company expensed $5.0, $8.3 and $74.5 related to these settlements, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
Bob Evans Appraisal Proceedings
Prior to completion of the Company’s acquisition of Bob Evans on January 12, 2018, Bob Evans received demands from certain stockholders demanding appraisal of their shares of Bob Evans common stock. After the completion of the acquisition, several such former stockholders filed petitions in the Delaware Court of Chancery (Arbitrage Fund v. Bob Evans Farms, Inc. filed on January 23, 2018; Blue Mountain Credit Alternatives Master Fund L.P., et al. v. Bob Evans Farms, Inc. filed on April 30, 2018; and 2017 Clarendon LLC, et al. v. Bob Evans Farms, Inc. filed on April 30, 2018) seeking appraisal of their shares of Bob Evans common stock pursuant to Section 262 of the Delaware General Corporation Law (“Section 262”). The lawsuits sought appraisal for such shares, plus statutory interest, as well as the costs of the proceedings and such other relief as appropriate. Under Section 262, persons who were stockholders at the time of the closing were entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares (plus statutory interest) as determined by the Delaware Court of Chancery. In May 2018, the court consolidated the lawsuits into one action.
In December 2018, the Company settled with one petitioner, Arbitrage Fund, and Arbitrage Fund was dismissed with prejudice from the consolidated action. In addition, in December 2018, the Company pre-paid the $77.00 per share merger consideration to the Blue Mountain and 2017 Clarendon petitioners, effectively stopping the continued accrual of statutory interest on that amount.

The Company made total payments of $257.6, inclusive of the aforementioned prepayment of $77.00 per share merger consideration, related to these matters in fiscal 2019. In September 2019, the Company reached settlement terms on a confidential basis with the remaining petitioners regarding their outstanding appraisal claims. The settlement was finalized and the remaining portion of the case was dismissed in October 2019. All former Bob Evans stockholders who demanded appraisal of their shares were paid for their shares of Bob Evans common stock.
At September 30, 2018, former holders of 3.3 shares of Bob Evans common stock had not withdrawn their appraisal demands and had not been paid for their shares of Bob Evans common stock. Related to these shares, the Company accrued $267.0 at September 30, 2018, which was the number of shares of Bob Evans common stock for which former Bob Evans stockholders demanded appraisal and had not withdrawn their demands multiplied by the $77.00 per share merger consideration, plus accrued interest at the Federal Reserve Discount Rate plus a spread of 5.00%. At September 30, 2019, the Company had an accrual of $19.1 on the Consolidated Balance Sheet related to the settlement that occurred in September 2019. The liabilities were reported in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets at September 30, 2019 and 2018, respectively.
During the years ended September 30, 2019 and 2018, the Company expensed $9.7 and $13.4 related to these matters. The expense was included in “Selling, general and administrative expenses” and “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2019, and in “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2018. No expense was recorded in the year ended September 30, 2017 related to these matters.
Weetabix Limited Environmental Matter
In March 2019, Weetabix Limited, one of the Company’s wholly-owned subsidiaries, received notification from the U.K. Environment Agency (the “Environment Agency”) that the Environment Agency intended to charge Weetabix Limited in relation to a spill of diesel fuel into the ground at Weetabix Limited’s Burton Latimer site in the U.K. that occurred in November 2016, prior to the Company’s acquisition of the Weetabix Group. Upon discovery of the spill, Weetabix Limited informed the Environment Agency and took all necessary steps to address the spill, including putting in place monitoring and improvement measures. Weetabix Limited has fully cooperated with the Environment Agency at all times regarding the containment and assessment of the incident. The matter was allocated to the Northampton Crown Court which was heard on November 20, 2019, during which Weetabix Limited pleaded guilty to the offense under the Environmental Permitting Regulations 2010 and the Court imposed a fine of $0.1, plus costs.
Other
The Company is subject to various other legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial condition, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the consolidated financial condition, results of operations or cash flows of the Company.
Leases
Lease Commitments
Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2019 were $28.3, $29.0, $28.1, $25.4, $19.2 and $77.3 for fiscal 2020, 2021, 2022, 2023, 2024 and thereafter, respectively.
Bob Evans Lease Guarantees
Historically, Bob Evans guaranteed certain payment and performance obligations associated with the leases for 143 properties (the “Guarantees”) leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantees remained in effect following the Company’s acquisition of Bob Evans. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to September 30, 2019, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $13.7 and will increase up to 1.5% annually based on indexed inflation. The lease terms extend for approximately 16 years from September 30, 2019, and the Guarantees would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under any of the Guarantees, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. The Bob Evans Restaurant Business continues to meet its obligations under these leases, and there have been no events that would indicate the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantees is immaterial as of September 30, 2019.
NOTE 19 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the U.S., the U.K. and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance). The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and certain allocations. Amounts for the Canadian plans are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. With respect to defined benefits for Canadian Post Consumer Brands employees, eligibility is frozen to new entrants and benefit accrual is frozen for salaried employees. During the year ended September 30, 2018, certain U.S. defined benefit plans for Weetabix NA employees were merged into the Company’s defined benefit plan for U.S. employees. With respect to defined benefits for U.S. Post Consumer Brands employees, eligibility is frozen to new employees and the benefit accruals are frozen for all administrative employees and certain production employees. The benefit accrual is frozen for salaried Weetabix NA employees in the U.S. With respect to defined benefit pension plans for Weetabix employees in the U.K., eligibility is frozen to new entrants and the benefit accrual is frozen with respect to participants in the executive pension scheme, and effective on September 30, 2019, eligibility is frozen to new entrants and the benefit accrual is frozen with respect to participants in the group pension scheme. On October 1, 2018, the Company adopted ASU 2017-07, and as of September 30, 2019, adopted ASU 2018-14 (see Note 3).

Defined Benefit Pension Plans
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2019 and a statement of the funded status and amounts recognized on the consolidated balance sheets as of September 30, 2019 and 2018.

	North America		Other International
	Year Ended September 30,		Year Ended September 30,
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of period	$100.9	$100.6	$691.2	$723.6
Service cost	3.7	4.2	5.6	6.7
Interest cost	4.1	3.6	18.9	19.6
Plan participants’ contributions	0.5	0.6	2.2	2.4
Prior service cost (a)	—	—	1.5	—
Actuarial loss (gain)	17.3	(4.3)	126.6	(14.0)
Benefits paid	(4.6)	(3.4)	(26.2)	(27.6)
Currency translation	(0.4)	(0.4)	(39.3)	(19.5)
Benefit obligation at end of period	$121.5	$100.9	$780.5	$691.2

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$114.1	$80.9	$844.5	$876.7
Actual return on plan assets	9.8	3.9	169.9	9.6
Employer contributions	0.3	32.6	4.8	7.2
Plan participants’ contributions	0.5	0.6	2.2	2.4
Benefits paid	(4.6)	(3.4)	(26.2)	(27.6)
Currency translation	(0.4)	(0.5)	(48.3)	(23.8)
Fair value of plan assets at end of period	119.7	114.1	946.9	844.5
Funded status	$(1.8)	$13.2	$166.4	$153.3

Amounts recognized in assets or liabilities
Other assets	$0.3	$13.7	$166.4	$153.3
Other liabilities	(2.1)	(0.5)	—	—
Net amount recognized	$(1.8)	$13.2	$166.4	$153.3

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$23.4	$9.5	$(46.5)	$(32.0)
Prior service cost	0.4	0.5	0.1	—
Total	$23.8	$10.0	$(46.4)	$(32.0)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	3.32%	4.30%	n/a	n/a
Discount rate — Canadian plans	2.84%	3.53%	n/a	n/a
Discount rate — Other international plans	n/a	n/a	1.84%	2.81%
Rate of compensation increase — U.S. plans	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Canadian plans	2.75%	2.75%	n/a	n/a
Rate of compensation increase — Other international plans	n/a	n/a	2.55%	2.75%

(a)	During the year ended September 30, 2019, the Company recognized prior service costs as a result of U.K. high court rulings made in connection with the Guaranteed Minimum Pension (the “GMP”).
The accumulated benefit obligation equaled the fair value of plan assets for the North American pension plans at September 30, 2019, whereas the fair value of plan assets for the North American pension plans exceeded the accumulated benefit obligation at September 30, 2018. The fair value of plan assets for the other international pension plans exceeded the accumulated benefit obligation at September 30, 2019 and 2018. The aggregate accumulated benefit obligation for the North American pension plans was $119.7 and $98.9 at September 30, 2019 and 2018, respectively. The aggregate accumulated benefit obligation for the other international pension plans was $776.4 and $677.6 at September 30, 2019 and 2018, respectively.
The following tables provide the components of net periodic benefit cost for the pension plans including amounts recognized in OCI. For the years ended September 30, 2019, 2018 and 2017, service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other income, net” in the Consolidated Statements of Operations.

	North America
	Year Ended September 30,
	2019	2018	2017
Components of net periodic benefit cost
Service cost	$3.7	$4.2	$4.1
Interest cost	4.1	3.6	2.5
Expected return on plan assets	(6.4)	(4.4)	(3.2)
Recognized net actuarial loss	—	1.1	1.6
Recognized prior service cost	0.1	0.1	0.2
Net periodic benefit cost	$1.5	$4.6	$5.2

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	4.30%	3.86%	3.66%
Discount rate — Canadian plans	3.53%	3.63%	3.18%
Rate of compensation increase — U.S. plans	3.00%	3.00%	2.99%
Rate of compensation increase — Canadian plans	2.75%	2.69%	2.50%
Expected return on plan assets — U.S. plans	5.74%	5.46%	5.33%
Expected return on plan assets — Canadian plans	5.75%	6.00%	6.00%

Changes in benefit obligation recognized in Total Comprehensive Income
Net loss (gain)	$13.9	$(3.7)	$(3.1)
Recognized loss	—	(1.1)	(1.6)
Recognized prior service cost	(0.1)	(0.1)	(0.2)
Currency translation	—	—	(0.1)
Total recognized in other comprehensive income (before tax effects)	$13.8	$(4.9)	$(5.0)

	Other International
	Year Ended September 30,
	2019	2018	2017
Components of net periodic benefit cost
Service cost	$5.6	$6.7	$1.7
Interest cost	18.9	19.6	4.9
Expected return on plan assets	(28.8)	(31.7)	(7.5)
Recognized curtailment (a)	1.5	—	—
Net periodic benefit income	$(2.8)	$(5.4)	$(0.9)

Weighted-average assumptions used to determine net benefit cost
Discount rate	2.81%	2.72%	2.61%
Rate of compensation increase	2.75%	2.70%	2.75%
Expected return on plan assets	3.51%	3.56%	3.52%

Changes in plan assets and benefit obligation recognized in Total Comprehensive Income
Net (gain) loss	$(14.4)	$8.2	$(39.3)
Prior service cost (b)	1.5	—	—
Recognized curtailment (a)	(1.5)	—	—
Currency translation	—	—	(0.9)
Total recognized in other comprehensive income (before tax effects)	$(14.4)	$8.2	$(40.2)

(a)
In September 2019, the Company signed an amendment to the pension deed to close the defined benefit plan for Weetabix employees in the U.K. participating in the group scheme. Eligibility is frozen to new entrants, and the benefit accrual is frozen with respect to current participants. Due to the closure of the group scheme plan, the prior service cost recognized in accumulated OCI in connection with the GMP high court rulings was reclassified to earnings during the year ended September 30, 2019.

(b)	During the year ended September 30, 2019, the Company recognized prior service cost as a result of U.K. high court rulings made in connection with the GMP.
The Company expects to make contributions of $0.4 and zero to its defined benefit North American and other international pension plans, respectively, during fiscal 2020.
The expected return on North American pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 49.0% equity securities, 38.6% fixed income, 8.8% debt securities, 2.6% real assets and 1.0% cash. At September 30, 2019, equity securities were 46.4%, fixed income was 36.9%, debt securities were 10.4%, real assets were 5.3% and cash was 1.0% of the fair value of total plan assets, 99.6% of which was invested in passive index funds. At September 30, 2018, equity securities were 53.6%, fixed income was 33.2%, debt securities were 8.9%, real assets were 3.4% and cash was 0.9% of the fair value of total plan assets, 99.6% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The expected return on other international pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 56.0% debt securities, 27.4% liability driven instruments, 13.9% fixed income, 2.5% real assets and 0.2% other. At September 30, 2019, debt securities were 49.9%, liability hedging instruments were 35.2%, fixed income was 12.6%, real assets was 1.8%, other was 0.3% and cash was 0.2% of the fair value of total plan assets, 38.1% of which was invested in passive index funds. At September 30, 2018, debt securities were 57.3%, liability hedging instruments were 23.8%, fixed income was 18.5%, other was 0.2% and cash was 0.2% of the fair value of total plan assets, 31.8% of which was invested in passive index funds. The allocation guidelines were established by the Trustees of the plan based on their determination of the appropriate risk posture and long-term objectives after consulting with management.
The following tables present the North American and other international pension plans’ assets measured at fair value on a recurring basis and the basis for that measurement. The fair value of mutual funds is based on quoted net asset values of the shares held by the plans at year end.

	North America
	September 30, 2019			September 30, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Equities	$9.9	$—	$9.9	$9.5	$—	$9.5
Bonds	12.4	—	12.4	10.1	0.1	10.0
Fixed income	5.1	—	5.1	14.7	—	14.7
Cash	1.2	1.2	—	1.1	1.1	—
Fair value of plan assets in the fair value hierarchy	28.6	1.2	27.4	35.4	1.2	34.2
Equities	45.6	—	—	51.7	—	—
Fixed income	39.1	—	—	23.2	—	—
Real assets	6.4	—	—	3.8	—	—
Investments measured at net asset value (a)	91.1	—	—	78.7	—	—
Total plan assets	$119.7	$1.2	$27.4	$114.1	$1.2	$34.2

	Other International
	September 30, 2019			September 30, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Bonds	$444.7	$444.7	$—	$439.5	$416.6	$22.9
Liability driven instruments	333.5	333.5	—	201.4	201.4	—
Fixed income	82.2	82.2	—	61.5	61.5	—
Cash	2.4	2.4	—	1.6	1.6	—
Fair value of plan assets in the fair value hierarchy	862.8	862.8	—	704.0	681.1	22.9
Bonds	27.6	—	—	44.4	—	—
Fixed income	37.3	—	—	94.2	—	—
Real assets	16.5	—	—	—	—	—
Other	2.7	—	—	1.9	—	—
Investments measured at net asset value (a)	84.1	—	—	140.5	—	—
Total plan assets	$946.9	$862.8	$—	$844.5	$681.1	$22.9

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

Other Postretirement Benefits
The following table provides a reconciliation of the changes in the North American other postretirement benefit obligations over the two year period ended September 30, 2019. Besides the North American plans, the Company does not maintain any other postretirement benefit plans.

	Year Ended September 30,
	2019	2018
Change in benefit obligation
Benefit obligation at beginning of period	$55.2	$65.0
Service cost	0.4	0.5
Interest cost	2.1	2.1
Actuarial loss (gain)	11.5	(9.9)
Benefits paid	(2.6)	(2.3)
Currency translation	(0.2)	(0.2)
Benefit obligation at end of period	$66.4	$55.2

Change in fair value of plan assets
Employer contributions	2.6	2.3
Benefits paid	(2.6)	(2.3)
Fair value of plan assets at end of period	—	—
Funded status	$(66.4)	$(55.2)

Amounts recognized in assets or liabilities
Other current liabilities	(2.5)	(2.4)
Other liabilities	(63.9)	(52.8)
Net amount recognized	$(66.4)	$(55.2)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$10.3	$(1.2)
Prior service credit	(19.4)	(24.1)
Total	$(9.1)	$(25.3)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	3.20%	4.27%
Discount rate — Canadian plans	2.86%	3.54%
Rate of compensation increase — Canadian plans	2.75%	2.75%

The following table provides the components of net periodic benefit cost for the other postretirement benefit plans including amounts recognized in OCI. For the years ended September 30, 2019, 2018 and 2017, service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other income, net” in the Consolidated Statements of Operations.

	Year Ended September 30,
	2019	2018	2017
Components of net periodic benefit cost
Service cost	$0.4	$0.5	$0.6
Interest cost	2.1	2.1	2.0
Recognized net actuarial loss	—	0.3	0.7
Recognized prior service credit	(4.7)	(4.7)	(4.8)
Net periodic benefit cost	$(2.2)	$(1.8)	$(1.5)

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	4.27%	3.77%	3.54%
Discount rate — Canadian plans	3.54%	3.69%	3.23%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%

Changes in plan assets and benefit obligation recognized in Total Comprehensive Income
Net loss (gain)	$11.5	$(9.9)	$(4.4)
Recognized net actuarial loss	—	(0.3)	(0.7)
Plan amendment	—	—	(0.1)
Recognized prior service credit	4.7	4.7	4.8
Currency translation	—	0.4	0.1
Total recognized in other comprehensive income (before tax effects)	$16.2	$(5.1)	$(0.3)

For September 30, 2019 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2020 was 6.3% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for 2025 and beyond. For September 30, 2018 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2019 was 6.5% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for 2025 and beyond. For September 30, 2019 and 2018 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 5.5% and 6.0%, respectively, declining gradually to an ultimate rate of 4.5% for 2021 and beyond for the years ended September 30, 2019 and 2018.
Additional Information
As of September 30, 2019, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2020	2021	2022	2023	2024	2025- 2029
Pension benefits	$23.2	$24.2	$25.2	$26.3	$27.4	$156.8
Other benefits	2.6	2.9	3.2	3.3	3.5	18.4
Subsidy receipts	—	0.1	0.1	0.1	0.2	1.1

In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $17.9, $19.6 and $18.2 for the years ended September 30, 2019, 2018 and 2017, respectively.
NOTE 20 — STOCK-BASED COMPENSATION
On February 3, 2012, the Company established the 2012 Long-Term Incentive Plan (the “2012 Plan”), which permitted the issuance of various stock-based compensation awards of up to 6.5 shares. On January 28, 2016, the Company’s shareholders approved the 2016 Long-Term Incentive Plan (the “2016 Plan”), which permitted the issuance of stock-based compensation awards of up to 2.4 shares. Upon the effectiveness of the 2016 Plan, all remaining shares available to be issued under the 2012 Plan were transferred to the 2016 Plan. On January 24, 2019, the Company’s shareholders approved the 2019 Long-Term Incentive Plan (the

“2019 Plan”), which permits the issuance of stock-based compensation awards of up to 1.2 shares, plus shares remaining to be issued under the 2016 Plan (including any shares assumed thereunder from the 2012 Plan) which were transfered to the 2019 Plan upon its effectiveness. Awards issued under the 2012 Plan, the 2016 Plan and the 2019 Plan have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of the Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside of the United States.
Total compensation cost for cash and non-cash stock-based compensation awards recognized in the years ended September 30, 2019, 2018 and 2017 was $39.7, $33.8 and $30.7, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $6.6, $7.8 and $9.7, respectively. As of September 30, 2019, the total compensation cost related to non-vested awards not yet recognized was $59.7, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock Appreciation Rights (“SSAR”)
Information about SSARs is summarized in the following table. Upon exercise of each SSAR, the holder will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. There were no SSARS exercised during the year ended September 30, 2019. The total intrinsic value of SSARs exercised was $0.1 and $0.6 during the years ended September 30, 2018 and 2017, respectively. There were no SSARs granted during the years ended September 30, 2019, 2018 or 2017.

	Stock-Settled Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2018	136,031	$41.94
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2019	136,031	41.94	3.73	$8.7
Vested and expected to vest as of September 30, 2019	136,031	41.94	3.73	8.7
Exercisable at September 30, 2019	136,031	41.94	3.73	8.7

Cash Settled Stock Appreciation Rights (“SAR”)
Information about SARs is summarized in the following table. There were no SARs granted during the years ended September 30, 2019, 2018 or 2017. There were no cash settlements of SARs during the years ended September 30, 2019 or 2017. Cash used by the Company to settle SARs was $5.0 during the year ended September 30, 2018.

	Cash-Settled Stock Appreciation Rights	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2018	2,500	$18.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2019	2,500	18.10	0.98	$0.2
Vested and expected to vest as of September 30, 2019	2,500	18.10	0.98	0.2
Exercisable at September 30, 2019	2,500	18.10	0.98	0.2

The fair value of each SAR was estimated for each reporting period using the Black-Scholes Model. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The following table presents the assumptions used to remeasure the fair value of outstanding SARs at September 30, 2019, 2018 and 2017.

	2019	2018	2017
Expected term (in years)	0	0	2.9
Expected stock price volatility	24.8%	21.5%	31.7%
Risk-free interest rate	1.8%	2.6%	1.6%
Expected dividends	0%	0%	0%
Fair value (per SAR)	$87.74	$79.94	$54.18

Stock Options

	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2018	4,311,040	$47.32
Granted	115,186	92.08
Exercised	(2,668,200)	42.20
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2019	1,758,026	58.03	6.06	$84.1
Vested and expected to vest as of September 30, 2019	1,758,026	58.03	6.06	84.1
Exercisable at September 30, 2019	1,266,365	52.80	5.65	67.2

The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a stock option term as it does not have sufficient historical share options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for stock options granted during the years ended September 30, 2019, 2018 and 2017 are summarized in the table below.

	2019	2018	2017
Expected term (in years)	6.5	6.5	6.5
Expected stock price volatility	29.7%	30.7%	30.6%
Risk-free interest rate	3.1%	2.2%	1.9%
Expected dividends	0%	0%	0%
Fair value (per option)	$33.82	$28.52	$24.80

The total intrinsic value of stock options exercised was $148.2, $4.7 and $17.6 in the years ended September 30, 2019, 2018 and 2017, respectively. The Company received proceeds from the exercise of stock options of $112.6, $5.7 and $13.4 during the years ended September 30, 2019, 2018 and 2017, respectively.
Restricted Stock Units

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2018	941,868	$71.94
Granted	379,647	98.03
Vested	(261,497)	71.67
Forfeited	(46,079)	83.13
Nonvested at September 30, 2019	1,013,939	81.27

The grant date fair value of each restricted stock unit award was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested restricted stock units was $81.27, $71.94 and $63.55 at September 30, 2019, 2018 and 2017, respectively. The total vest date fair value of restricted stock units that vested during fiscal 2019, 2018 and 2017 was $24.9, $17.4 and $10.5, respectively.

In fiscal 2019, 2018 and 2017, the Company granted 13,900, 13,300 and 10,200 restricted stock units to its non-management members of the Board of Directors, respectively. Due to vesting provisions of these awards, the Company determined that 11,400 and 8,500 of these awards granted in fiscal 2018 and 2017, respectively, had subjective acceleration rights such that the Company expensed the grant date fair value upon issuance and recognized related expense of $0.9 and $0.7 in the years ended September 30, 2018 and 2017, respectively. None of the awards granted in fiscal 2019 to non-management members of the Board of Directors had subjective acceleration rights and are being amortized over the terms of the awards.
Cash Settled Restricted Stock Units

	Cash-Settled Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2018	60,252	$53.13
Granted	—	—
Vested	(11,252)	60.51
Forfeited	—	—
Nonvested at September 30, 2019	49,000	51.43

At September 30, 2019, the 49,000 nonvested cash settled restricted stock units were valued at the greater of the closing stock price or the grant price of $51.43. Cash used by the Company to settle restricted stock units was $1.1, $3.2 and $4.1 for the years ended September 30, 2019, 2018 and 2017, respectively.
Performance-Based Restricted Stock Units (“PRSU”)

	Performance-Based Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2018	32,307	$97.74
Granted	50,564	122.34
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2019	82,871	112.75

During the years ended September 30, 2019 and 2018, the Company granted PRSUs to certain employees. These awards will be earned by comparing the Company’s total shareholder return (“TSR”) during a three year period to the respective TSRs of companies in a performance peer group. Based upon the Company’s ranking in its performance peer group when comparing TSRs, a recipient of the PRSU grant may earn a total award ranging from 0% to 200% of the target award. The fair value of each PRSU was estimated on the grant date using a Monte Carlo simulation. There were no PRSUs granted during the year ended September 30, 2017. The assumptions for PRSUs granted during the years ended September 30, 2019 and 2018 are summarized in the table below.

	2019	2018
Expected term (in years)	3.0	3.0
Expected stock price volatility	24.2%	31.8%
Risk-free interest rate	2.9%	1.8%
Fair value (per PRSU)	$122.34	$97.74

Deferred Compensation
Post provides deferred compensation plans for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation, or with respect to key employee participants, all or a portion of their eligible annual bonus, until a later date based on the participant’s elections. Participant deferrals for employee participants may be notionally invested in Post common stock equivalents (the “Equity Option”) or into a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (the “Vanguard Funds”). In order to receive a 33.3% matching contribution, deferrals for director participants must be made into Post common stock equivalents. Deferrals into the Equity Option are generally distributed in Post stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to the administration of the deferred compensation plans. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability. For additional information, refer to Note 16.
NOTE 21 — TANGIBLE EQUITY UNITS
In May 2014, the Company completed a public offering of 2.875 TEUs, each with a stated value of $100.00. Each TEU was comprised of a prepaid stock purchase contract and a senior amortizing note due June 1, 2017. The prepaid common stock purchase contracts were recorded as additional paid-in capital, net of issuance costs, and the senior amortizing notes were recorded as long-term debt. Issuance costs associated with the debt component were recorded as deferred financing costs within “Long-term debt” on the Consolidated Balance Sheets and were amortized using the effective interest rate method over the term of the instrument to June 1, 2017. At September 30, 2019 and 2018, there was no long-term debt related to TEUs recorded on the Consolidated Balance Sheets. Post allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The proceeds received in the offering were $278.6, which were net of financing fees of $8.9. The aggregate values assigned upon issuance of each component of the TEUs were as follows (amounts in millions except price per TEU):

	Equity Component	Debt Component	TEUs Total
Price per TEU	$85.48	$14.52	$100.00
Gross proceeds	$245.7	$41.8	$287.5
Issuance costs	(7.6)	(1.3)	(8.9)
Net proceeds	$238.1	$40.5	$278.6

Balance sheet impact (at issuance)
Long-term debt (deferred financing fees)	$—	$1.3	$1.3
Current portion of long-term debt	—	13.3	13.3
Long-term debt	—	28.5	28.5
Additional paid-in capital	238.1	—	238.1

The senior amortizing note component of each TEU’s initial principal amount of $14.5219 bore interest at 5.25% per annum and had a final installment payment date of June 1, 2017. The Company paid equal quarterly cash installments of $1.3125 per amortizing note on March 1, June 1, September 1 and December 1 of each year. Payments commenced on September 1, 2014 and ended on June 1, 2017. Each installment constituted a payment of interest and a partial repayment of principal. The senior amortizing note component of the TEUs was repaid as of June 1, 2017 and the Company delivered 1.7114 shares of its common stock per purchase contract.
Holders of TEUs, or their separated purchase contract components, settled 2.8 purchase contracts during the year ended September 30, 2017 for which the Company issued 4.7 shares of common stock during the year ended September 30, 2017. All outstanding purchase contracts were settled as of September 30, 2017.
NOTE 22 — SHAREHOLDERS’ EQUITY
Preferred Stock
During the year ended September 30, 2019, the Company had one class of preferred stock outstanding, the Series C Preferred. During the year ended September 30, 2018, the Company had two classes of preferred stock outstanding, the Series C Preferred and the Series B Preferred. There are 50.0 preferred shares authorized.
Series C Preferred
The Series C Preferred had a $0.01 par value per share and a $100.00 liquidation value per share. There were zero and 3.2 shares outstanding at September 30, 2019 and 2018, respectively. The Series C Preferred earned cumulative dividends at a rate of 2.5% per annum payable quarterly on February 15, May 15, August 15 and November 15. The Series C Preferred was non-voting and ranked senior to the Company’s outstanding common stock upon the Company’s dissolution or liquidation.

In the second quarter of fiscal 2019, the Company completed the redemption of its Series C Preferred. Substantially all of the 3.2 shares of Series C Preferred outstanding as of January 10, 2019, the date the Series C Preferred redemption was announced, were converted into 5.9 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series C Preferred. The number of shares of common stock exchanged in the transactions was based upon the conversion rate under the Certificate of Designation, Rights and Preferences for the Series C Preferred of 1.8477 shares of common stock per share of Series C Preferred. The remaining shares of Series C Preferred were redeemed.
 Series B Preferred
The Series B Preferred had a $0.01 par value per share and a $100.00 liquidation value per share. There were zero shares outstanding at both September 30, 2019 and 2018. The Series B Preferred earned cumulative dividends at a rate of 3.75% per annum payable quarterly on February 15, May 15, August 15 and November 15. The Series B Preferred was non-voting and ranked senior to the Company’s outstanding common stock upon the Company’s dissolution or liquidation.
In the second quarter of fiscal 2018, the Company completed the redemption of its Series B Preferred. Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the redemption was announced, were converted into 3.1 shares of the Company’s common stock. The number of shares of common stock exchanged in the transactions was based upon the conversion rate under the Certificate of Designation, Rights and Preferences for the Series B Preferred, of 2.1192 shares of common stock per share of Series B Preferred. The remaining shares of Series B Preferred were redeemed.
Common Stock
During the year ended September 30, 2019, the Company repurchased 3.3 shares of its common stock at an average share price of $98.78 per share for a total cost of $330.8, including broker’s commissions. Of the $330.8 total cost, $8.7 was not settled until October 2019 and was included in “Other current liabilities” on the Consolidated Balance Sheet at September 30, 2019. During the year ended September 30, 2018, the Company repurchased 2.8 shares of its common stock at an average share price of $76.21 per share for a total cost of $218.7, including broker’s commissions. During the year ended September 30, 2017, the Company repurchased 4.0 shares of its common stock at an average share price of $79.53 per share for a total cost of $317.8, including broker’s commissions. These share repurchases were recorded as “Treasury stock, at cost” on the Consolidated Balance Sheets.
NOTE 23 — SEGMENTS
During the first quarter of fiscal 2019, the Company reorganized its reportable segments in accordance with ASC Topic 280, “Segment Reporting.” At September 30, 2019, the Company’s reportable segments were as follows:

•	Post Consumer Brands: North American RTE cereal business;

•	Weetabix: the international (primarily U.K.) RTE cereal and muesli business;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes and egg, cheese and sausage products; and

•	Active Nutrition: RTD protein shakes, other RTD beverages, powders and nutrition bars.
Due to the level of integration between the Foodservice and Refrigerated Retail segments, it is impracticable to present additions to property and intangibles and total assets separately for each segment. An allocation has been made between the two segments for depreciation based on inventory costing. Where practicable, all fiscal 2018 and 2017 segment results reported herein have been reclassified to conform with the fiscal 2019 presentation. Additionally, effective October 1, 2018, 8th Avenue was no longer consolidated in the Company's financial statements and the Company’s 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. All historical segment results of 8th Avenue are reported herein as Post’s Private Brands segment.
Management evaluates each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sales of businesses and facilities, interest expense and other unallocated corporate income and expenses.
In fiscal 2019, 2018 and 2017, Post’s external revenues were primarily generated by sales within the U.S.; foreign (primarily located in the U.K. and Canada) sales were approximately 13%, 13% and 8% of total net sales, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2019 and 2018, the majority of Post’s tangible long-lived assets were located in the U.S.; the remainder were located primarily in the U.K. and Canada which combined have a net carrying value of approximately $279.0 and $284.3, respectively. Additionally, the Company had tangible long-lived assets located in Canada of $12.4, which were classified as held for sale at September 30, 2018.

In the years ended September 30, 2019, 2018 and 2017, one customer, including its affiliates, accounted for $1,186.8, $1,100.6 and $914.2, respectively, or approximately 21%, 18% and 17%, respectively, of total net sales. Each of the segments sold products to this major customer or its affiliates.
The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product. Net sales for the year ended September 30, 2019 are presented under ASC Topic 606, “Revenue from Contracts with Customers,” and net sales for the years ended September 30, 2018 and 2017 are presented under ASC Topic 605, “Revenue Recognition.” Note that additions to property and intangibles excludes additions through business acquisitions (see Note 5).

	Year Ended September 30,
	2019	2018	2017
Net Sales
Post Consumer Brands	$1,875.9	$1,831.7	$1,742.5
Weetabix	418.2	423.4	112.4
Foodservice	1,627.4	1,548.2	1,340.6
Refrigerated Retail	907.3	790.9	530.2
Active Nutrition	854.4	827.5	713.2
Private Brands	—	848.9	791.2
Eliminations	(2.1)	(13.4)	(4.3)
Total	$5,681.1	$6,257.2	$5,225.8
Segment Profit
Post Consumer Brands	$337.1	$329.2	$354.9
Weetabix	94.8	87.2	14.5
Foodservice	198.4	157.6	26.9
Refrigerated Retail	95.1	90.0	83.7
Active Nutrition	175.1	124.4	96.4
Private Brands	—	60.8	58.1
Total segment profit	900.5	849.2	634.5
General corporate expenses and other	169.6	136.8	87.7
Gain on sale of business	(126.6)	—	—
Impairment of goodwill and other intangibles	63.3	124.9	26.5
Interest expense, net	322.4	387.3	314.8
Loss on extinguishment of debt, net	6.1	31.1	222.9
Expense (income) on swaps, net	306.6	(95.6)	(91.8)
Earnings before income taxes and equity method loss	$159.1	$264.7	$74.4
Net sales by product
Cereal and granola	$2,293.3	$2,351.2	$1,963.9
Eggs and egg products	1,578.4	1,542.8	1,419.1
Side dishes	519.6	398.2	192.3
Cheese and dairy	234.6	248.6	259.4
Sausage	149.6	96.0	—
Protein-based products and supplements	854.7	827.5	713.2
Nut butters and dried fruit and nut	—	487.5	432.5
Pasta	—	258.4	249.4
Other	52.5	53.0	—
Eliminations	(1.6)	(6.0)	(4.0)
Total	$5,681.1	$6,257.2	$5,225.8
Additions to property and intangibles
Post Consumer Brands	$62.1	$51.5	$57.8
Weetabix	37.7	26.3	13.6

Foodservice and Refrigerated Retail	162.3	114.6	66.0
Active Nutrition	3.2	5.0	3.9
Private Brands	—	26.6	29.1
Corporate	8.6	1.0	20.0
Total	$273.9	$225.0	$190.4
Depreciation and amortization
Post Consumer Brands	$117.4	$122.0	$112.4
Weetabix	35.0	38.1	7.7
Foodservice	111.8	105.4	98.6
Refrigerated Retail	74.1	57.9	26.8
Active Nutrition	25.3	25.9	25.3
Private Brands	—	40.9	48.6
Total segment depreciation and amortization	363.6	390.2	319.4
Corporate and accelerated depreciation	16.0	8.2	3.7
Total	$379.6	$398.4	$323.1

	September 30,
	2019	2018	2017
Assets, end of year
Post Consumer Brands	$3,296.3	$3,391.7	$3,440.5
Weetabix	1,779.1	1,853.3	2,048.9
Foodservice and Refrigerated Retail	5,033.8	5,132.4	3,176.0
Active Nutrition	594.0	559.3	581.3
Private Brands	—	1,055.3	1,054.9
Corporate	1,248.4	1,065.5	1,575.2
Total	$11,951.6	$13,057.5	$11,876.8

NOTE 24 — SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2019
Net sales	$1,411.3	$1,387.8	$1,439.2	$1,442.8
Gross profit	426.5	451.3	462.1	452.2
(Gain) loss on sale of business	(124.7)	(2.6)	—	0.7
Impairment of goodwill and other intangible assets	—	—	—	63.3
Net earnings (loss)	125.6	44.0	16.2	(61.1)
Net earnings (loss) available to common shareholders	123.6	43.0	16.2	(61.1)
Basic earnings (loss) per share	$1.85	$0.61	$0.22	$(0.84)
Diluted earnings (loss) per share	$1.67	$0.58	$0.21	$(0.84)

Fiscal 2018
Net sales	$1,433.1	$1,586.1	$1,608.1	$1,629.9
Gross profit	448.5	472.4	458.2	474.9
Impairment of goodwill and other intangible assets	—	—	—	124.9
Net earnings (loss)	294.9	91.5	96.5	(15.6)
Net earnings (loss) available to common shareholders	291.5	88.9	94.5	(17.6)
Basic earnings (loss) per share	$4.42	$1.33	$1.41	$(0.26)
Diluted earnings (loss) per share	$3.82	$1.20	$1.29	$(0.26)

NOTE 25 — SUBSEQUENT EVENTS
BellRing Brands, Inc. Initial Public Offering
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), a subsidiary of the Company, closed its initial public offering (“IPO”) of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), at an offering price of $14.00 per share. BellRing received net proceeds from the IPO of $524.4, excluding fees payable to us and after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. BellRing is a holding company owning 28.8% of the non-voting membership units (the “BellRing Brands, LLC units”) of BellRing Brands, LLC (formerly Dymatize Holdings, LLC). Post owns 71.2% of the BellRing Brands, LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock”). For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing Brands, LLC units, the Class B Common Stock represents 67% of the combined voting power of the common stock of BellRing. BellRing Brands, LLC is the holding company for Post’s historical Active Nutrition business (reported herein as the Active Nutrition segment). Effective October 21, 2019, the Active Nutrition segment will be known as the BellRing Brands segment.
Effective October 21, 2019, the financial results of BellRing and its subsidiaries will be consolidated within Post’s financial results and 28.8% of the consolidated net income (loss) and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing Brands, LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), will be allocated to noncontrolling interest.
2020 Bridge Loan and BellRing Brands, LLC’s Senior Debt Facilities
On October 11, 2019, in connection with the IPO and the formation transactions, Post entered into a $1,225.0 Bridge Facility Agreement (the “2020 Bridge Loan Facility”) and borrowed $1,225.0 under the 2020 Bridge Loan Facility (the “2020 Bridge Loan”). On October 21, 2019, BellRing Brands, LLC entered into a Borrower Assignment and Assumption Agreement with Post and the administrative agent, under which BellRing Brands, LLC became the borrower under the 2020 Bridge Loan, and Post had no further material obligations thereunder. Post retained the net cash proceeds of the 2020 Bridge Loan, and following the assumption by BellRing Brands, LLC of the 2020 Bridge Loan Facility, Post used the cash proceeds of the 2020 Bridge Loan to repay a portion of the $1,309.5 outstanding balance of the Term Loan. Subsequent to the partial repayment, the Term Loan will require quarterly principal installment payments of $0.2 beginning on December 31, 2020. In connection with the repayment of a portion of the Term Loan and the repayment of the 2020 Bridge Loan, the Company recorded a write-off of debt issuance costs of $12.2 which will be reported as loss on extinguishment of debt.

On October 21, 2019, BellRing Brands, LLC entered into debt facilities consisting of a $700.0 term B loan facility (the “Term B Facility”) and a $200.0 revolving credit facility (the “BellRing Revolving Credit Facility”). On that same day, BellRing Brands, LLC borrowed the full amount under the Term B Facility and $100.0 under the BellRing Revolving Credit Facility. The majority of proceeds of such borrowings, as well as the proceeds from the IPO, were used to repay in full the balance of the 2020 Bridge Loan, all interest thereunder and related costs and expenses. On October 31, 2019, BellRing Brands, LLC repaid $40.0 of outstanding borrowings under the BellRing Revolving Credit Facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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
As of September 30, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2019, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in Internal Control Over Financial Reporting
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 and concluded that no activity has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item, included under the headings “Election of Directors – Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance – Board Meetings and Committees,” “Corporate Governance – Nomination Process for Election of Directors” and “Security Ownership of Certain Shareholders – Delinquent Section 16(a) Reports” in the Company’s 2020 Notice of Annual Meeting and Proxy Statement, is hereby incorporated by reference. Information regarding executive officers of the Company is included in the “Information about our Executive Officers” section under “Business” in Item 1 of this report.
The Company has adopted a code of ethics, our Code of Conduct, applicable to our directors, officers and employees, which sets forth the Company’s expectations for the conduct of business by our directors, officers and employees. The Code of Conduct is available on the Company’s website at www.postholdings.com. In the event the Company modifies the Code of Conduct or waivers of compliance are granted and it is determined that such modifications or waivers are subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company will post such modifications or waivers on its website or in a report on Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the Company’s 2020 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The discussion of the security ownership of certain beneficial owners and management appearing under the heading “Security Ownership of Certain Shareholders” and equity compensation plan information under the heading “Compensation of Officers and Directors – Equity Compensation Plan Information” in the Company’s 2020 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence and Role of the Independent Lead Director” in the Company’s 2020 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2020 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the years ended September 30, 2019, 2018 and 2017

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2018 and 2017

•	Consolidated Balance Sheets at September 30, 2019 and 2018

•	Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017

•	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

Exhibit No.	Description
2.1
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
4.1
Indenture (2025 Notes), dated as of August 18, 2015, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on August 21, 2015)

4.2
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

4.3
Indenture (2025 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2017)

4.4
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

4.5
Third Supplemental Indenture (2025 Notes), dated as of May 19, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 22, 2017)

4.6
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

4.7
Fourth Supplemental Indenture (2026 Notes), dated February 8, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 12, 2019)

4.8
Indenture (2029 Notes), dated as of July 3, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2019)

4.9	Description of Post Holdings, Inc.’s Registered Securities
†10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed on January 25, 2012)
†10.2	Post Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of February 3, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
†10.3	Form of Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 2, 2012)
†10.4	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)
†10.5	Post Holdings, Inc. Supplemental Retirement Plan, effective as of January 1, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on February 2, 2012)
†10.6	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of Post Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2012)
†10.7	Form of Cliff Vesting Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 26, 2012)
†10.8	Form of Cliff Vesting Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 26, 2012)

Exhibit No.	Description
†10.9
Post Holdings, Inc. 2012 Long-Term Incentive Plan, as amended and restated, effective as of January 31, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2013)

†10.10	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on August 8, 2014)
†10.11	Post Holdings, Inc. Senior Management Bonus Program, effective as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)
†10.12	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)
†10.13	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2015)
†10.14
Side Letter Agreement, dated as of October 1, 2015, by and between Post Holdings, Inc. and James E. Dwyer, Jr. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K filed on November 25, 2015)

†10.15	Post Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of January 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)
†10.16	Form of Non-Employee Director Restricted Stock Unit Agreement (Non-Management Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2016)
†10.17	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 1, 2016)
†10.18	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 1, 2016)
†10.19	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2016)
†10.20	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2016)
†10.21	Form of Stock- or Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 16, 2016)
10.22
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

10.23
First Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2017, by and among Post Holdings, Inc., Barclays Bank PLC, as administrative agent, and the Required Lenders and the Guarantors named therein (Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q filed on May 9, 2017)

10.24
Joinder Agreement No. 1, dated as of May 24, 2017, by and among Credit Suisse AG, Cayman Islands Branch, Post Holdings, Inc., the Guarantors named therein and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2017)

10.25
Joinder Agreement No. 2, dated as of June 29, 2017, by and among Credit Suisse AG, Cayman Islands Branch, Post Holdings, Inc., the Guarantors named therein and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2017)

†10.26	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2017)
†10.27	Post Holdings, Inc. Amended and Restated Executive Savings Investment Plan, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2017)
†10.28
Post Holdings, Inc. Amended and Restated Deferred Compensation Plan for Key Employees, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2017)

†10.29
Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q filed on August 4, 2017)

Exhibit No.	Description
†10.30	Form of Performance-Based, Stock Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2017)
†10.31	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 15, 2017)
10.32
Second Amendment to Amended and Restated Credit Agreement, dated as of March 8, 2018, by and among Post Holdings, Inc., Barclays Bank PLC, as administrative agent, and the Required Lenders, the Consenting Lenders, the Replacement Lender and Guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 8, 2018)

†10.33	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two year vesting) (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q filed on August 3, 2018)
†10.34	Letter of Understanding, dated as of June 4, 2018, by and between Post Holdings, Inc. and Chris Neugent (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q filed on August 3, 2018)
†10.35
Amendment to Side Letter Agreement, effective as of July 31, 2018, by and among James E. Dwyer, Jr., Post Holdings, Inc. and Dakota Growers Pasta Company, Inc. (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q filed on August 3, 2018)

10.36
Third Amendment to Amended and Restated Credit Agreement; First Amendment to Joinder Agreement No. 1; and First Amendment to Amended and Restated Guarantee and Collateral Agreement, dated as of August 17, 2018, by and among Post Holdings, Inc., Barclays Bank PLC, as administrative agent, and the Required Lenders and the Guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 22, 2018)

10.37
Bridge Facility Agreement, dated as of September 24, 2018, by and among Post Holdings, Inc., certain subsidiaries of Post Holdings, Inc., as guarantors, the institutions from time to time party thereto as lenders, Barclays Bank PLC and Goldman Sachs Bank USA, as joint lead arrangers and joint physical bookrunners, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2018)

10.38
Borrower Assignment and Assumption Agreement, dated as of October 1, 2018, by and among Post Holdings, Inc., 8th Avenue Food & Provisions, Inc. and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s second Form 8-K filed on October 5, 2018)

10.39
First Lien Credit Agreement, dated as of October 1, 2018, by and among 8th Avenue Food & Provisions, Inc., the Subsidiaries of 8th Avenue Food & Provisions, Inc. from time to time party thereto, the Lenders party thereto, Barclays Bank PLC, as administrative agent, Barclays Bank PLC and Goldman Sachs Bank USA, as joint bookrunners and joint lead arrangers, BMO Capital Markets Corp., Credit Suisse Loan Funding LLC, CitiGroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and Coöperatieve Rabobank U.A., New York Branch and SunTrust Bank, as documentation agents (Incorporated by reference to Exhibit 10.2 to the Company’s second Form 8-K filed on October 5, 2018)

10.40
Second Lien Credit Agreement, dated as of October 1, 2018, by and among 8th Avenue Food & Provisions, Inc., the Subsidiaries of 8th Avenue Food & Provisions, Inc. from time to time party thereto, the Lenders party thereto, Barclays Bank PLC, as administrative agent, Barclays Bank PLC and Goldman Sachs Bank USA, as joint bookrunners and joint lead arrangers, BMO Capital Markets Corp., Credit Suisse Loan Funding LLC, CitiGroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and Coöperatieve Rabobank U.A., New York Branch and SunTrust Bank, as documentation agents (Incorporated by reference to Exhibit 10.3 to the Company’s second Form 8-K filed on October 5, 2018)

†10.41	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two and five year vesting) (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on November 16, 2018)
†10.42	Form of Performance-Based, Stock Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2018)
†10.43	Form of Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2018)
†10.44	8th Avenue Food & Provisions, Inc. 2018 Equity Incentive Plan, effective as of December 14, 2018 (Incorporated by reference to Exhibit 10.58 to the Company’s Form 10-Q filed on February 1, 2019)
†10.45
Consent to Exchange Letter Agreement among Post Holdings, Inc., 8th Avenue Food & Provisions, Inc. and James E. Dwyer, Jr., dated December 18, 2018 (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-Q filed on February 1, 2019)

Exhibit No.	Description
†10.46
8th Avenue Food & Provisions, Inc. Non-Qualified Stock Option Award Agreement to James E. Dwyer, Jr., dated December 19, 2018 (Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q filed on February 1, 2019)

†10.47	8th Avenue Food & Provisions, Inc. Annual Bonus Program (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 18, 2019)
†10.48	Post Holdings, Inc. 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2019)
†10.49	Form of Stock-Settled Restricted Stock Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 30, 2019)
†10.50	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 30, 2019)
†10.51	Form of Non-Qualified Stock Option Award Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 30, 2019)
10.52
First Amendment to First Lien Credit Agreement, dated as of March 19, 2019, by and between 8th Avenue Food & Provisions, Inc. and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.66 to the Company’s Form 10-Q filed on May 3, 2019)

†10.53	Form of Stock-Settled Restricted Stock Unit Agreement (Non-Employee Directors)
†10.54	Amendment to the Post Holdings, Inc. Senior Management Bonus Program, effective September 30, 2019
21.1	Subsidiaries of Post Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 22, 2019
31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 22, 2019
32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 22, 2019
101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document
101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document
101.CAL	iXBRL (Inline XBRL) Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL (Inline XBRL) Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL (Inline XBRL) Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL (Inline XBRL) Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-K for the year ended September 30, 2019, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.

By:	/s/ Robert V. Vitale
Robert V. Vitale
President and Chief Executive Officer
November 22, 2019
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

Signature	Title	Date

/s/ Robert V. Vitale	Director, President and Chief Executive Officer (principal executive officer)	November 22, 2019
Robert V. Vitale

/s/ Jeff A. Zadoks	Executive Vice President and Chief Financial Officer (principal financial officer)	November 22, 2019
Jeff A. Zadoks

/s/ Bradly A. Harper	Senior Vice President, Chief Accounting Officer (principal accounting officer)	November 22, 2019
Bradly A. Harper

/s/ William P. Stiritz	Chairman of the Board	November 22, 2019
William P. Stiritz

/s/ Jay W. Brown	Director	November 22, 2019
Jay W. Brown

/s/ Edwin H. Callison	Director	November 22, 2019
Edwin H. Callison

/s/ Gregory L. Curl	Director	November 22, 2019
Gregory L. Curl

/s/ Robert E. Grote	Director	November 22, 2019
Robert E. Grote

/s/ Ellen F. Harshman	Director	November 22, 2019
Ellen F. Harshman

/s/ David W. Kemper	Director	November 22, 2019
David W. Kemper

/s/ David P. Skarie	Director	November 22, 2019
David P. Skarie