Form 10-Q
period 2019-12-31
Post Holdings, Inc.
filed 2020-02-07
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR
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
Common Stock, $0.01 par value – 69,906,711 shares as of February 3, 2020

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2019	2018
Net Sales	$1,456.8	$1,411.3
Cost of goods sold	985.3	984.8
Gross Profit	471.5	426.5
Selling, general and administrative expenses	235.3	217.1
Amortization of intangible assets	40.1	40.3
Gain on sale of business	—	(124.7)
Other operating expenses (income), net	0.1	(0.1)
Operating Profit	196.0	293.9
Interest expense, net	102.9	59.4
Loss on extinguishment of debt, net	12.9	6.1
(Income) expense on swaps, net	(61.4)	51.7
Other income, net	(3.2)	(3.7)
Earnings before Income Taxes and Equity Method Loss	144.8	180.4
Income tax expense	30.4	43.8
Equity method loss, net of tax	7.3	10.7
Net Earnings Including Noncontrolling Interests	107.1	125.9
Less: Net earnings attributable to noncontrolling interests	7.9	0.3
Net Earnings	99.2	125.6
Less: Preferred stock dividends	—	2.0
Net Earnings Available to Common Shareholders	$99.2	$123.6

Earnings per Common Share:
Basic	$1.40	$1.85
Diluted	$1.38	$1.67

Weighted-Average Common Shares Outstanding:
Basic	70.7	66.7
Diluted	72.1	75.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2019	2018
Net Earnings Including Noncontrolling Interests	$107.1	$125.9
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(0.5)	(1.2)
Hedging adjustments:
Unrealized net (loss) gain on derivatives	(33.3)	24.4
Reclassifications to net earnings	7.2	(30.1)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	115.1	(40.2)
Reclassifications to net earnings (see Note 4)	—	42.1
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	0.1	0.3
Hedging adjustments:
Unrealized gain/loss on derivatives	8.5	(6.0)
Reclassifications to net earnings	(1.6)	7.4
Total Other Comprehensive Income (Loss) Including Noncontrolling Interests	95.5	(3.3)
Less: Comprehensive income attributable to noncontrolling interests	8.4	0.3
Total Comprehensive Income	$194.2	$122.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2019	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$812.6	$1,050.7
Restricted cash	2.5	3.8
Receivables, net	451.8	445.1
Inventories	588.2	579.8
Prepaid expenses and other current assets	66.1	46.9
Total Current Assets	1,921.2	2,126.3
Property, net	1,764.2	1,736.0
Goodwill	4,460.7	4,399.8
Other intangible assets, net	3,328.3	3,338.5
Equity method investments	138.5	145.5
Other assets	330.6	205.5
Total Assets	$11,943.5	$11,951.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$156.5	$13.5
Accounts payable	332.1	395.6
Other current liabilities	394.5	393.8
Total Current Liabilities	883.1	802.9
Long-term debt	6,382.6	7,066.0
Deferred income taxes	842.4	688.5
Other liabilities	523.8	456.9
Total Liabilities	8,631.9	9,014.3

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.8	0.8
Additional paid-in capital	4,195.6	3,734.8
Retained earnings	307.0	207.8
Accumulated other comprehensive loss	(1.8)	(96.8)
Treasury stock, at cost	(1,143.8)	(920.7)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,357.8	2,925.9
Noncontrolling interests	(46.2)	11.4
Total Shareholders’ Equity	3,311.6	2,937.3
Total Liabilities and Shareholders’ Equity	$11,943.5	$11,951.6

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net Earnings Including Noncontrolling Interests	$107.1	$125.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash flow provided by operating activities:
Depreciation and amortization	90.3	93.6
Unrealized (gain) loss on interest rate swaps	(73.3)	51.5
Gain on sale of business	—	(124.7)
Loss on extinguishment of debt, net	12.9	6.1
Non-cash stock-based compensation expense	11.4	8.7
Equity method loss, net of tax	7.3	10.7
Deferred income taxes	19.0	8.1
Other, net	3.2	0.6
Other changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(6.7)	30.8
Increase in inventories	(6.1)	(16.1)
Increase in prepaid expenses and other current assets	(20.0)	(0.5)
Decrease in other assets	2.6	0.9
(Decrease) increase in accounts payable and other current liabilities	(41.3)	46.7
Increase (decrease) in non-current liabilities	2.0	(3.6)
Net Cash Provided by Operating Activities	108.4	238.7
Cash Flows from Investing Activities
Additions to property	(77.3)	(78.8)
Proceeds from sale of property and assets held for sale	0.1	2.0
Proceeds from sale of business	—	250.0
Cross-currency swap cash settlements	1.4	28.3
Net Cash (Used in) Provided by Investing Activities	(75.8)	201.5
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,031.0	—
Repayments of long-term debt	(2,574.5)	(919.0)
Payments to appraisal rights holders	(3.8)	(253.6)
Purchases of treasury stock	(231.8)	(25.3)
Payments of preferred stock dividends	—	(2.0)
Proceeds from initial public offering	524.4	—
Payments of debt issuance costs and deferred financing fees	(28.2)	(0.3)
Refund of debt issuance costs	15.3	7.8
Proceeds from exercises of stock awards	2.8	—
Other, net	(10.1)	(7.2)
Net Cash Used in Financing Activities	(274.9)	(1,199.6)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	2.9	(1.6)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(239.4)	(761.0)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,054.5	994.5
Cash, Cash Equivalents and Restricted Cash, End of Period	$815.1	$233.5

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended December 31,
	2019	2018
Preferred Stock
Beginning and end of period	$—	$—
Common Stock
Beginning and end of period	0.8	0.8
Additional Paid-in Capital
Beginning of period	3,734.8	3,590.9
Activity under stock and deferred compensation plans	(7.3)	(7.2)
Non-cash stock-based compensation expense	11.1	8.7
Initial public offering, net of tax	457.0	—
End of period	4,195.6	3,592.4
Retained Earnings
Beginning of period	207.8	88.0
Net earnings	99.2	125.6
Adoption of accounting standards update	—	(0.9)
Preferred stock dividends declared	—	(2.0)
End of period	307.0	210.7
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	26.6	37.9
Net change in retirement benefits, net of tax	(0.4)	(0.9)
End of period	26.2	37.0
Hedging Adjustments, net of tax
Beginning of period	44.5	37.4
Net change in hedges, net of tax	(19.4)	(4.3)
End of period	25.1	33.1
Foreign Currency Translation Adjustments
Beginning of period	(167.9)	(114.7)
Foreign currency translation adjustments	114.8	1.9
End of period	(53.1)	(112.8)
Treasury Stock
Beginning of period	(920.7)	(589.9)
Purchases of treasury stock	(223.1)	(25.3)
End of period	(1,143.8)	(615.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,357.8	3,146.0
Noncontrolling Interests
Beginning of period	11.4	10.1
Initial public offering	(66.3)	—
Net earnings attributable to noncontrolling interests	7.9	0.3
Non-cash stock-based compensation expense	0.3	—
Net change in hedges, net of tax	0.2	—
Foreign currency translation adjustments	0.3	—
End of period	(46.2)	10.4
Total Shareholders’ Equity	$3,311.6	$3,156.4
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its consolidated subsidiaries) as of and for the fiscal year ended September 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on November 22, 2019.
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
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), a subsidiary of the Company, closed its initial public offering (the “IPO”) of 39.4 shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 shares of Class A Common Stock. The IPO was completed at an offering price of $14.00 per share and BellRing received net proceeds from the IPO of $524.4, after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. BellRing is a holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of its non-voting membership units (the “BellRing LLC units”). Post owns 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock. BellRing LLC is the holding company for Post’s historical active nutrition business, reported herein as the BellRing Brands segment and reported historically as the Active Nutrition segment. In connection with the IPO, the Company incurred transaction-related expenses of $2.1 and $1.2 during the three months ended December 31, 2019 and 2018, respectively. These expenses generally included third party costs for due diligence, advisory services and government filing fees and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Effective October 21, 2019, the financial results of BellRing and its subsidiaries were consolidated within Post’s financial results and 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), is allocated to noncontrolling interest (“NCI”) (see Note 5). The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC.
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or disclosures based on current information.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. The Company adopted these ASUs on October 1, 2019, as required by the ASUs, and utilized the cumulative effect adjustment approach. At adoption, the Company recognized ROU assets and lease liabilities of $158.1 and $168.2, respectively, on the balance sheet at October 1, 2019. The new standard did not materially impact the statements of operations or cash flows. In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with theses ASUs. For additional information, refer to Note 14.
NOTE 3 — RESTRUCTURING
In February 2018, the Company announced its plan to close its ready-to-eat (“RTE”) cereal manufacturing facility in Clinton, Massachusetts, which manufactured certain Weetabix products distributed in North America. The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the facility was completed at September 30, 2019. Final cash payments for employee-related costs were made in the first quarter of fiscal 2020. No additional restructuring costs have been or are expected to be incurred in fiscal 2020. For additional information on assets held for sale related to the closure, see Note 4.
Restructuring charges and the related liabilities are shown in the following table. Employee-related costs were included in “Selling, general and administrative expenses” and accelerated depreciation expense was included in “Cost of goods sold” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2018. These expenses are not included in the measure of segment performance (see Note 18).

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2018	$2.7	$—	$2.7
Charge to expense	0.7	1.8	2.5
Non-cash charges	—	(1.8)	(1.8)
Balance, December 31, 2018	$3.4	$—	$3.4

Balance, September 30, 2019	$0.1	$—	$0.1
Cash payments	(0.1)	—	(0.1)
Balance, December 31, 2019	$—	$—	$—

Total expected restructuring charge	$4.9	$9.9	$14.8
Cumulative restructuring charges incurred to date	4.9	9.9	14.8
Remaining expected restructuring charge	$—	$—	$—

NOTE 4 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Divestiture
On October 1, 2018, 8th Avenue Food & Provisions, Inc. (“8th Avenue”) was separately capitalized through a series of transactions (the “8th Avenue Transactions”), and 8th Avenue became the holding company for Post’s historical private brands business. Post received total gross proceeds of $875.0, as well as $16.8 received in the second quarter of fiscal 2019 related to final working capital adjustments, from the 8th Avenue Transactions. Post’s gross proceeds consisted of (i) $250.0 from a third party and (ii) $625.0 from a committed senior increasing rate bridge loan (the “2018 Bridge Loan”), which was funded in fiscal 2018 prior to the closing of the 8th Avenue Transactions (see Note 15). During the three months ended December 31, 2018, the Company recorded a gain of $124.7 (adjusted to $126.6 during the year ended September 30, 2019) related to the 8th Avenue Transactions, which was reported as “Gain on sale of business” in the Condensed Consolidated Statement of Operations. The gain included foreign exchange losses previously recorded in accumulated other comprehensive loss (“OCI”) of $42.1. In connection with the 8th Avenue Transactions, the Company incurred transaction-related expenses of $9.1 during the three months ended December 31, 2018. These expenses generally included third party costs for advisory services and transaction success fees, and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations. No such gain or loss or transaction-related expenses were recorded during the three months ended December 31, 2019.
Amounts Held For Sale
In connection with the closure of the Company’s Post Consumer Brands RTE cereal manufacturing facility in Clinton, Massachusetts (see Note 3), the Company had a manufacturing plant (the “Clinton Plant”) held for sale with a book value of $8.4 at both December 31, 2019 and September 30, 2019. Additionally, the Company had land and a building with a combined book value of $1.5 classified as held for sale at its Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina (the “Asheboro Facility”) at both December 31, 2019 and September 30, 2019. In accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” these assets held for sale were classified as current, and were reported as “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.
There were no held for sale gains or losses recorded in the three months ended December 31, 2019. During the three months ended December 31, 2018, the Company recorded a held for sale gain of $124.7 (adjusted to $126.6 during the year ended September 30, 2019), which was reported as “Gain on sale of business,” and a held for sale loss of $2.6, which was included in “Loss on extinguishment of debt, net,” in the Condensed Consolidated Statement of Operations related to the 8th Avenue Transactions. A gain of $0.6 was recorded related to the sale of the Company’s Post Consumer Brands RTE cereal warehouse in Clinton, Massachusetts and was included in “Other operating expenses (income), net” in the Condensed Consolidated Statement of Operations.

NOTE 5 — EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
BellRing
As a result of the IPO on October 21, 2019 (see Note 1), the Company (other than BellRing and its subsidiaries) owned 71.2% of the BellRing LLC units and one share of Class B Common Stock. The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as the Company (other than BellRing and its subsidiaries) directly owns more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock, which provides the Company control over BellRing’s Board of Directors and results in the full consolidation of BellRing and its subsidiaries into the Company’s financial statements. The remaining interest in BellRing’s consolidated net income and net assets will be allocated to NCI. The BellRing LLC units held by the Company include a redemption feature that allows the Company to, at BellRing LLC’s option (as determined by its Board of Managers), redeem BellRing LLC units for either (i) Class A Common Stock of BellRing or (ii) cash equal to the market value of the BellRing Class A Common Stock at the time of redemption.
In the event the Company (other than BellRing and its subsidiaries) holds 50% or less of the BellRing LLC units, the holder of the share of Class B Common Stock will be entitled to a number of votes equal to the number of BellRing LLC units held by all persons other than BellRing and its subsidiaries. In such situation, the Company, as the holder of the share of Class B Common Stock, will only be entitled to cast a number of votes equal to the number of BellRing LLC units held by the Company (other than BellRing and its subsidiaries). Also, in such situation, if any BellRing LLC units are held by persons other than the Company, then the Company, as the holder of the share of Class B Common Stock, will cast the remainder of votes to which the share of Class B Common Stock is entitled only in accordance with the instructions and directions from such other holders of the BellRing LLC units.
As of December 31, 2019, the Company owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within the Company’s financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), were allocated to NCI.
The following table summarizes the effects of changes in ownership of BellRing on the Company’s equity:

Three Months Ended December 31, 2019
Increase in additional paid-in capital related to net proceeds from IPO	$524.4
Increase in additional paid-in capital related to establishment of noncontrolling interest	66.3
Decrease in additional paid-in capital related to tax effects of IPO	(133.7)
Net transfers from noncontrolling interest	$457.0

8th Avenue
The Company has a 60.5% common equity interest in 8th Avenue that is accounted for using the equity method. In determining the accounting treatment of the common equity interest, management concluded that 8th Avenue was not a variable interest entity as defined by ASC Topic 810, “Consolidation” and, as such, was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by third parties associated with the governance of 8th Avenue. However, Post does retain significant influence, and therefore, the use of the equity method of accounting is required.

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Three Months Ended December 31,
	2019	2018
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(8.7)	$(11.5)
	60.5%	60.5%
Equity method loss available to Post	$(5.3)	$(7.0)
Less: Amortization of basis difference, net of tax (a)	1.7	3.6
Equity method loss, net of tax	$(7.0)	$(10.6)

(a)
The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3. The basis difference related to inventory of $2.0, net of tax, was included in equity method loss in the three months ended December 31, 2018. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At December 31, 2019 and September 30, 2019, the remaining basis difference to be amortized was $59.8 and $61.5, respectively.

Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended December 31,
	2019	2018
Net sales	$218.4	$214.1
Gross profit	$38.4	$33.7

Net loss	$(0.9)	$(4.5)
Less: Preferred stock dividend	7.8	7.0
Net Loss Available to 8th Avenue Common Shareholders	$(8.7)	$(11.5)

The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $1.0 during the three months ended December 31, 2019 and 2018, respectively, which was recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three months ended December 31, 2019 and 2018, the Company had net sales to 8th Avenue of $1.6 and $1.1, respectively, and purchases from and royalties paid to 8th Avenue of $2.8 and $2.3, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $133.5 and $140.5 at December 31, 2019 and September 30, 2019, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $3.6, $0.5 and $0.7, respectively, at December 31, 2019 and current receivables, current payables and a long-term liability of $5.1, $0.6 and $0.7, respectively, at September 30, 2019. The current receivables, current payables and long-term liability related to the separation of 8th Avenue from the Company, the closing of the 8th Avenue Transactions, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $5.0 and $5.0 at December 31, 2019 and September 30, 2019, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.6 and $0.5 at December 31, 2019 and September 30, 2019, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s Board of Directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results from operations are reported in the Weetabix segment (see Note 18). The remaining interest in the consolidated net income and net assets of Weeatbix East Africa is allocated to NCI.
NOTE 6 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock was calculated using the “if-converted” method. In addition, diluted earnings per share has been adjusted for the effect of BellRing stock awards issued to employees of BellRing and its subsidiaries, to the extent they are dilutive.
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2019	2018
Net earnings for basic earnings per share	$99.2	$123.6
Dilutive preferred stock dividends	—	2.0
Net earnings for diluted earnings per share	$99.2	$125.6

Weighted-average shares for basic earnings per share	70.7	66.7
Effect of dilutive securities:
Stock options	0.7	2.0
Stock appreciation rights	0.1	0.1
Restricted stock units	0.5	0.4
Performance-based restricted stock awards	0.1	—
Preferred shares conversion to common	—	5.9
Total dilutive securities	1.4	8.4
Weighted-average shares for diluted earnings per share	72.1	75.1

Basic earnings per common share	$1.40	$1.85
Diluted earnings per common share	$1.38	$1.67
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2019	2018
Stock options	0.1	0.3
Restricted stock units	0.1	0.2
Performance-based restricted stock awards	0.1	0.1

NOTE 7 — INVENTORIES

	December 31, 2019	September 30, 2019
Raw materials and supplies	$105.7	$99.4
Work in process	20.0	19.4
Finished products	429.3	425.4
Flocks	33.2	35.6
	$588.2	$579.8

NOTE 8 — PROPERTY, NET

	December 31, 2019	September 30, 2019
Property, at cost	$2,818.5	$2,736.9
Accumulated depreciation	(1,054.3)	(1,000.9)
	$1,764.2	$1,736.0

NOTE 9 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	BellRing Brands	Total
Balance, September 30, 2019
Goodwill (gross)	$2,011.8	$850.7	$1,335.6	$793.6	$180.7	$5,172.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$850.7	$1,335.6	$744.9	$65.9	$4,399.8
Currency translation adjustment	0.1	60.8	—	—	—	60.9
Balance, December 31, 2019
Goodwill (gross)	$2,011.9	$911.5	$1,335.6	$793.6	$180.7	$5,233.3
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.8	$911.5	$1,335.6	$744.9	$65.9	$4,460.7

NOTE 10 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	December 31, 2019			September 30, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,309.0	$(593.3)	$1,715.7	$2,297.2	$(562.2)	$1,735.0
Trademarks and brands	795.7	(235.9)	559.8	793.7	(225.2)	568.5
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,107.8	(832.3)	2,275.5	3,094.0	(790.5)	2,303.5
Not subject to amortization:
Trademarks and brands	1,052.8	—	1,052.8	1,035.0	—	1,035.0
	$4,160.6	$(832.3)	$3,328.3	$4,129.0	$(790.5)	$3,338.5

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials and supplies, interest rate risks relating to variable rate debt and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
At December 31, 2019, the Company’s derivative instruments consisted of:
Not designated as hedging instruments under ASC Topic 815

•	Commodity and energy futures and option contracts, which relate to inputs that generally will be utilized within the next year;

•
pay-fixed, receive-variable interest rate swaps maturing in May 2021 and May 2024 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced; and

•
rate-lock interest rate swaps that require six lump sum settlements with the first settlement occurring in July 2020 and the last in July 2023 and have the effect of hedging interest payments on debt expected to be issued but not yet priced.

Designated as hedging instruments under ASC Topic 815

•
Pay-fixed, receive-fixed cross-currency swaps maturing in July 2022 that require quarterly cash settlements and are used as net investment hedges of the Company’s investment in Weetabix, which is denominated in Pounds Sterling; and

•
pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements beginning in January 2020 and are used as cash flow hedges of forecasted interest payments on BellRing’s variable rate debt.

In the first quarter of fiscal 2020, contemporaneously with the repayment of its term loan, the Company changed the designation of one of its interest rate swap contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the de-designation, the Company reclassified losses previously recorded in accumulated OCI of $7.2 to “Interest expense, net” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2019.
In the first quarter of fiscal 2019, the Company terminated $800.0 and $214.2 notional value of its interest rate swap and cross-currency swap contracts, respectively, that were designated as hedging instruments. In connection with the interest rate swap terminations, the Company received cash proceeds of $29.8, and reclassified previously recorded gains from accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2018. In connection with the cross-currency swap terminations, the Company received cash proceeds of $26.2, which were recorded to accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event all United Kingdom-based operations are liquidated.
The following table shows the notional amounts of derivative instruments held.

	December 31, 2019	September 30, 2019
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$63.8	$47.1
Energy contracts	38.5	39.8
Interest rate swaps	272.8	73.1
Interest rate swaps - Rate-lock swaps	1,399.3	1,531.0
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	448.7	448.7
Interest rate swaps	350.0	200.0

The following table presents the balance sheet location and fair value of the Company’s derivative instruments, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2019
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$2.8	$1.9	$—	$—
Energy contracts	Prepaid expenses and other current assets	2.6	0.7	—	—
Commodity contracts	Other assets	—	0.1	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	—	1.3	—	1.3
Foreign exchange contracts	Other assets	—	19.2	—	19.2
Interest rate swaps	Prepaid expenses and other current assets	0.4	—	0.4	—
Interest rate swaps	Other assets	0.2	—	0.2	—
		$6.0	$23.2	$0.6	$20.5

Liability Derivatives:
Commodity contracts	Other current liabilities	$0.9	$1.0	$—	$—
Energy contracts	Other current liabilities	1.4	1.5	—	—
Energy contracts	Other liabilities	—	0.1	—	—
Foreign exchange contracts	Other current liabilities	1.0	—	1.0	—
Foreign exchange contracts	Other liabilities	14.5	—	14.5	—
Interest rate swaps	Other current liabilities	58.8	85.1	—	1.6
Interest rate swaps	Other liabilities	275.6	330.4	—	6.2
		$352.2	$418.1	$15.5	$7.8

The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2019	2018
Commodity contracts	Cost of goods sold	$(1.9)	$(0.2)
Energy contracts	Cost of goods sold	(2.5)	8.3
Interest rate swaps (a)	(Income) expense on swaps, net	(61.4)	51.7

(a)
For the three months ended December 31, 2019 and 2018, “(Income) expense on swaps, net” related to our interest rate swaps not designated as hedging instruments included cash settlements paid of $19.1 and $0.2, respectively.

Derivatives Designated as Hedging Instruments	(Gain) Loss Recognized in OCI including NCI		Loss (Gain) Reclassified from Accumulated OCI including NCI into Earnings		Statement of Operations Location
	2019	2018	2019	2018
Interest rate swaps	$(1.3)	$4.6	$7.2	$(30.1)	Interest expense, net
Cross-currency swaps	34.6	(29.0)	—	—	(Income) expense on swaps, net

Accumulated OCI, including amounts reported as NCI, included a $33.4 net gain on hedging instruments before taxes ($25.3 after taxes) at December 31, 2019, compared to a $59.5 net gain before taxes ($44.5 after taxes) at September 30, 2019. Approximately $0.4 of the net hedging gain reported in accumulated OCI at December 31, 2019 is expected to be reclassified into earnings within the next 12 months. For gains or losses associated with interest rate swaps, the reclassification will occur over the term of the related debt. Reclassification of gains and losses reported in accumulated OCI into earnings related to the cross-currency swaps will only occur in the event all United Kingdom-based operations are liquidated. Accumulated OCI included settlements of cross-currency swaps of $37.9 and $36.5 at December 31, 2019 and September 30, 2019, respectively. In connection with the settlements of cross-currency swaps, the Company recognized gains in accumulated OCI of $1.4 and $28.3 during the three months ended December 31, 2019 and 2018, respectively.
At December 31, 2019 and September 30, 2019, the Company had pledged collateral of $2.4 and $3.7, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 12 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	December 31, 2019			September 30, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$13.0	$13.0	$—	$11.2	$11.2	$—
Derivative assets	6.0	—	6.0	23.2	—	23.2
	$19.0	$13.0	$6.0	$34.4	$11.2	$23.2
Liabilities:
Deferred compensation liabilities	$33.6	$—	$33.6	$31.0	$—	$31.0
Derivative liabilities	352.2	—	352.2	418.1	—	418.1
	$385.8	$—	$385.8	$449.1	$—	$449.1

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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of the outstanding borrowings under BellRing’s Revolving Credit Facility (as defined in Note 15) as of December 31, 2019 approximated its carrying value. Based on current market rates, the fair value of the Company’s debt, excluding outstanding borrowings under BellRing’s Revolving Credit Facility, (Level 2) was $6,899.0 and $7,412.0 as of December 31, 2019 and September 30, 2019, respectively.

Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
At both December 31, 2019 and September 30, 2019, the Company had $9.9 of land and buildings classified as assets held for sale related to the closures of the Company’s Clinton Plant and Asheboro Facility, both of which are reported in the Post Consumer Brands segment. For additional information on assets and liabilities held for sale, see Note 4. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. In the three months ended December 31, 2019, the book values of the land and buildings related to the closures of the Clinton Plant and Asheboro Facility were both lower than fair value; therefore, no fair value adjustment was recorded to the assets that were classified as held for sale. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
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
No expense was recorded related to these matters in the three months ended December 31, 2019 or 2018. At December 31, 2019 and September 30, 2019, the Company had $3.5 and $6.2, respectively, accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s financial condition, results of operations and cash flows could be materially affected.
Under current law, any settlement paid, including the settlements with the direct purchaser class, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
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
In December 2018, the Company settled with one petitioner, Arbitrage Fund, and Arbitrage Fund was dismissed with prejudice from the consolidated action. In addition, in December 2018, the Company pre-paid the $77.00 per share merger consideration to the Blue Mountain and 2017 Clarendon petitioners, effectively stopping the continued accrual of statutory interest on that amount. The Company made total payments of $257.6, inclusive of the aforementioned prepayment of $77.00 per share merger consideration, related to these matters in fiscal 2019. In September 2019, the Company reached settlement terms on a confidential basis with the remaining petitioners regarding their outstanding appraisal claims. The settlement was finalized and paid in October 2019, and the remaining portion of the case was dismissed on October 3, 2019. All former Bob Evans stockholders who demanded appraisal of their shares of Bob Evans common stock were paid for their shares.
During the three months ended December 31, 2018, the Company expensed $4.3 related to these matters, which was included in “Interest expense, net” in the Condensed Consolidated Statement of Operations. At September 30, 2019, the Company had an accrual of $19.1, which was reported in “Other current liabilities” on the Condensed Consolidated Balance Sheet. All remaining cash payments related to this matter were made in October 2019 and there was no accrual reported on the Condensed Consolidated Balance Sheet as of December 31, 2019. In addition, no expense was recorded in the Condensed Consolidated Statement of Operations related to these matters for the three months ended December 31, 2019.
Weetabix Limited Environmental Matter
In March 2019, Weetabix Limited, one of the Company’s wholly-owned subsidiaries, received notification from the United Kingdom Environment Agency (the “Environment Agency”) that the Environment Agency intended to charge Weetabix Limited in relation to a spill of diesel fuel into the ground at Weetabix Limited’s Burton Latimer site in the United Kingdom that occurred in November 2016, prior to the Company’s acquisition of the Weetabix business. Upon discovery of the spill, Weetabix Limited informed the Environment Agency and took all necessary steps to address the spill, including putting in place monitoring and improvement measures. Weetabix Limited has fully cooperated with the Environment Agency at all times regarding the containment and assessment of the incident. The matter was allocated to the Northampton Crown Court and was heard on November 20, 2019, during which Weetabix Limited pleaded guilty to the offense under the Environmental Permitting Regulations 2010 and the Court imposed a fine of $0.1, plus costs.
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
NOTE 14 — LEASES
In conjunction with the adoption of ASUs 2016-02 and 2018-11 (see Note 2), the Company updated its policy for recognizing leases under ASC Topic 842. The Company assessed the impact of these ASUs by reviewing its lease portfolio, implementing lease accounting software, developing related business processes and implementing internal controls. A summary of the updated policy is included below. Prior to October 1, 2019, the Company accounted for leases under ASC Topic 840, “Leases.”
Lease Portfolio
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from 1 to 57 years and most leases provide the Company with the option to exercise one or more renewal terms.

Lease Policy
The Company determines if an arrangement is a lease at its inception. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component. Leases with an initial term of less than 12 months are not reported on the balance sheet, but rather recognized as lease expense on a straight-line basis over the lease term. Arrangements may include options to extend or terminate the lease arrangement. These options are included in the lease term used to establish ROU assets and lease liabilities when it is reasonably certain they will be exercised. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised.
The Company has certain lease arrangements that include variable rental payments. The future variability of these payments and adjustments are unknown and therefore are not included in minimum rental payments used to determine ROU assets and lease liabilities. The Company has lease arrangements where it makes separate payments to the lessor based on the lessor's common area maintenance expenses, property and casualty insurance costs, property taxes assessed on the property and other variable expenses. As the Company has elected the practical expedient not to separate lease and non-lease components, these variable amounts are captured in operating lease expense in the period in which they are incurred. Variable rental payments are recognized in the period in which their associated obligation is incurred.
As most of the Company’s lease arrangements do not provide an implicit interest rate, an incremental borrowing rate (“IBR”) is applied in determining the present value of future payments. The Company’s IBR is selected based upon information available at the lease commencement date.
ROU assets are recorded as “Other assets,” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term and is included in either “Cost of goods sold” or “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.
Impact of Adoption
The Company utilized the cumulative effect adjustment method of adoption and, accordingly, recorded ROU assets and lease liabilities of $158.1 and $168.2, respectively, on the balance sheet at October 1, 2019. The Company elected the following practical expedients in accordance with ASC Topic 842:

•
Reassessment elections — The Company elected the package of practical expedients, and did not reassess whether any existing contracts are or contain a lease, provided a lease analysis was conducted under ASC Topic 840. To the extent leases were identified under ASC Topic 840, the Company did not reassess the classification of those leases. Additionally, to the extent initial direct costs were capitalized under ASC Topic 840 and are not amortized as a result of the implementation of ASC Topic 842, they were not reassessed.

•
Short-term lease election — ASC Topic 842 allows lessees an option to not recognize ROU assets and lease liabilities arising from short-term leases. A short-term lease is defined as a lease with an initial term of 12 months or less. The Company elected to not recognize short-term leases as ROU assets and lease liabilities on the balance sheet. All short-term leases which are not included on the Company’s balance sheet will be recognized within lease expense. Leases that have an initial term of 12 months or less with an option for renewal will need to be assessed in order to determine if the lease qualifies for the short-term lease exception. If the option is reasonably certain to be exercised, the lease does not qualify as a short-term lease.

•	Lease vs non-lease components — The Company elected to combine lease and non-lease components as a single component and the total consideration for the arrangements were accounted for as a lease.
The following table presents the balance sheet location of the Company’s operating leases.

December 31, 2019
ROU assets:
Other assets	$128.8

Lease liabilities:
Other current liabilities	$23.4
Other liabilities	116.1
Total lease liabilities	$139.5

The following table presents maturities of the Company’s operating lease liabilities as of December 31, 2019, presented under ASC Topic 842.

December 31, 2019
Remaining fiscal 2020	$21.8
Fiscal 2021	27.2
Fiscal 2022	26.3
Fiscal 2023	23.3
Fiscal 2024	17.2
Thereafter	51.1
Total future minimum payments	$166.9
Less: Implied interest	27.4
Total lease liabilities	$139.5

The following table presents future minimum rental payments under the Company’s noncancelable operating lease agreements as of September 30, 2019, presented under ASC Topic 840.

September 30, 2019
Fiscal 2020	$28.3
Fiscal 2021	29.0
Fiscal 2022	28.1
Fiscal 2023	25.4
Fiscal 2024	19.2
Thereafter	77.3
Total future minimum payments (a)	$207.3

(a)
Future minimum payments as of September 30, 2019 included $36.0 related to a real estate lease, consisting of land and a building, that was purchased by the Company in December 2019. As of December 31, 2019, the Company de-recognized both a ROU asset and lease liability of $23.1 and recognized the assets as property on the Condensed Consolidated Balance Sheet.

As reported under ASC Topic 842, operating lease expense for the three months ended December 31, 2019 was $11.0, of which $1.2 and $2.0 related to variable lease costs and short-term lease costs, respectively. As reported under ASC Topic 840, rent expense during the three months ended December 31, 2018 was $9.9. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the three months ended December 31, 2019 were $7.4. ROU assets obtained in exchange for operating lease liabilities during the three months ended December 31, 2019 were $0.1. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2019 was approximately seven years and the weighted average incremental borrowing rate was 4.40% as of December 31, 2019.

NOTE 15 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	December 31, 2019	September 30, 2019
5.50% Senior Notes maturing December 2029	$750.0	$750.0
5.625% Senior Notes maturing January 2028	940.9	940.9
5.50% Senior Notes maturing March 2025	1,000.0	1,000.0
5.75% Senior Notes maturing March 2027	1,299.3	1,299.3
5.00% Senior Notes maturing August 2026	1,697.3	1,697.3
8.00% Senior Notes maturing July 2025	122.2	122.2
Term Loan	—	1,309.5
BellRing Term B Facility	700.0	—
BellRing Revolving Credit Facility	80.0	—
Capital lease	—	0.1
	$6,589.7	$7,119.3
Less: Current portion of long-term debt	(156.5)	(13.5)
Debt issuance costs, net	(65.6)	(69.0)
Plus: Unamortized premium and discount, net	15.0	29.2
Total long-term debt	$6,382.6	$7,066.0
Senior Notes
On December 18, 2019, the Company provided notice that it elected to redeem all of its remaining outstanding 8.00% senior notes, which had an aggregate outstanding principal amount of $122.2. On January 8, 2020, subsequent to the end of the period, the Company completed the previously announced redemption of the 8.00% senior notes and made a payment of $135.5, which included accrued and unpaid interest and a tender premium, using cash on hand. As of December 31, 2019, the Company reclassified the outstanding principal balance of $122.2 and associated debt issuance costs of $0.7 to “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet. In connection with the January 8, 2020 repayment, the Company will record a write-off of the associated debt issuance costs and a tender premium payment of $9.3, which will be reported as loss on extinguishment of debt.
Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement (as further amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $800.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. The issuance of letters of credit is available under the Credit Agreement in an aggregate amount of up to $50.0. The Revolving Credit Facility has outstanding letters of credit of $22.0, which reduced the available borrowing capacity under the Credit Agreement to $778.0 at December 31, 2019.
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
2020 Bridge Loan
On October 11, 2019, in connection with the IPO and the formation transactions, the Company entered into a $1,225.0 Bridge Facility Agreement (the “2020 Bridge Loan Facility”) and borrowed $1,225.0 under the 2020 Bridge Loan Facility (the “2020 Bridge Loan”). On October 21, 2019, BellRing entered into a Borrower Assignment and Assumption Agreement with the Company and the administrative agent under the 2020 Bridge Loan Facility, under which BellRing became the borrower under the 2020 Bridge Loan and assumed all interest of $2.2 thereunder, and the Company and its subsidiary guarantors (other than BellRing and its domestic subsidiaries) were released from all material obligations thereunder. The Company retained the net cash proceeds of the 2020 Bridge Loan, and following the assumption by BellRing of the 2020 Bridge Loan Facility, used the cash proceeds of the 2020 Bridge Loan to repay a portion of the $1,309.5 outstanding balance of its term loan. The domestic subsidiaries of BellRing continued to guarantee the 2020 Bridge Loan, and BellRing’s obligations under the 2020 Bridge Loan became secured by a first priority security interest in substantially all of the assets (other than real estate) of BellRing and in substantially all of the assets of its subsidiary guarantors. On October 21, 2019, the 2020 Bridge Loan was repaid in full by BellRing. In connection with the 2020 Bridge Loan Facility, the Company incurred issuance costs of $19.1, of which $15.3 were refunded to the Company at the closing of the IPO on October 21, 2019, and the remaining $3.8 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2019.
2018 Bridge Loan
On September 24, 2018, in connection with the 8th Avenue Transactions, the Company entered into a $625.0 bridge facility agreement (the “2018 Bridge Loan Facility”) and borrowed $625.0 under the 2018 Bridge Loan. In connection with the 2018 Bridge Loan Facility, the Company incurred issuance costs of $10.4, of which $7.8 were refunded to the Company at the closing of the 8th Avenue Transactions on October 1, 2018, and the remaining $2.6 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2018. Upon the closing of the 8th Avenue Transactions on October 1, 2018, the 2018 Bridge Loan was assumed by 8th Avenue and the Company was released from its repayment obligations thereunder while retaining the proceeds from the 2018 Bridge Loan.
Term Loan
As discussed above, the Company used the cash proceeds from the 2020 Bridge Loan to repay a portion of the $1,309.5 outstanding principal balance of its term loan. Subsequent to this repayment, the Company used cash on hand to repay the remaining outstanding principal balance of its term loan. In connection with these repayments, the Company recorded a write-off of debt issuance costs of $9.1, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2019. The term loan bore interest at an annual rate equal to either the Base Rate or Eurodollar Rate plus an applicable margin of 2.00% for Eurodollar Rate-based loans and 1.00% for Base Rate-based loans. The interest rate on the term loan was 4.04% at September 30, 2019.
BellRing’s Credit Agreement and Senior Debt Facilities
On October 21, 2019, BellRing entered into a credit agreement (the “BellRing Credit Agreement”) by and among BellRing, the institutions from time to time party thereto as lenders (the “Lenders”), Credit Suisse Loan Funding LLC, BofA Securities, Inc., Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and BMO Capital Markets Corp., Coöperatieve Rabobank U.A., New York Branch, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc., UBS Securities LLC and Wells Fargo Securities, LLC, as co-managers, and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the Lenders (in such capacity, the “Agent”).
The BellRing Credit Agreement provides for a term B loan facility in an aggregate principal amount of $700.0 (the “BellRing Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “BellRing Revolving Credit Facility”), with the commitments under the BellRing Revolving Credit Facility to be made available to BellRing in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the BellRing Credit Agreement in an aggregate amount of up to

$20.0. The outstanding amounts under the BellRing Revolving Credit Facility and BellRing Term B Facility must be repaid on or before October 21, 2024.
On October 21, 2019, BellRing borrowed the full amount under the BellRing Term B Facility and $100.0 under the BellRing Revolving Credit Facility. The BellRing Term B Facility was issued at 98.0% of par and BellRing received $776.4 from the BellRing Term B Facility and BellRing Revolving Credit Facility after accounting for the original issue discount of $14.0 and paying investment banking and other fees of $9.6, which were deferred and will be amortized to interest expense over the terms of the loans. BellRing used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing Brands, Inc., (i) to repay in full the $1,225.0 of borrowings under the 2020 Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse the Company for, as applicable, all fees and expenses incurred by BellRing Brands, Inc., BellRing or the Company in connection with the IPO and the formation transactions, (iii) to reimburse the Company for the amount of cash on BellRing’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay $20.0 of outstanding borrowings under the BellRing Revolving Credit Facility.
During the three months ended December 31, 2019, BellRing borrowed $120.0 and repaid $40.0 on the BellRing Revolving Credit Facility. The available borrowing capacity under the BellRing Revolving Credit Facility was $120.0 at December 31, 2019, and there were no outstanding letters of credit at December 31, 2019.
Borrowings under the BellRing Term B Facility bear interest, at the option of BellRing, at an annual rate equal to either (a) the Eurodollar Rate or (b) the Base Rate (as such terms are defined in the BellRing Credit Agreement) determined by reference to the greatest of (i) the Prime Rate (as defined in the BellRing Credit Agreement), (ii) the Federal Funds Effective Rate (as defined in the BellRing Credit Agreement) plus 0.50% per annum and (iii) the one-month Eurodollar Rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar Rate-based loans and 4.00% for Base Rate-based loans. The BellRing Term B Facility requires quarterly scheduled amortization payments of $8.75 beginning on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. The BellRing Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) beginning with the fiscal year ending September 30, 2020, of 75% of Consolidated Excess Cash Flow (as defined in the BellRing Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the BellRing Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). The BellRing Term B Facility may be optionally prepaid at 101% of the principal amount prepaid at any time during the first 12 months following the closing of the BellRing Term B Facility, and without premium or penalty thereafter.
Borrowings under the BellRing Revolving Credit Facility bear interest, at the option of BellRing, at an annual rate equal to either the Eurodollar Rate or the Base Rate (determined as described above) plus a margin, which initially will be 4.25% for Eurodollar Rate-based loans and 3.25% for Base Rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar Rate-based loans and Base Rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the BellRing Revolving Credit Facility will initially accrue at the rate of 0.50% per annum and thereafter, depending on BellRing’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum.
The BellRing Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the BellRing Credit Agreement.
The BellRing Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or default under certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $65.0, certain events under the Employee Retirement Income Security Act of 1974, the invalidity of any loan document, a change in control and the failure of the collateral documents to create a valid and perfected first priority lien. Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the BellRing Credit Agreement may accelerate and the Agent and Lenders under the BellRing Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees of BellRing’s obligations under the BellRing Credit Agreement.
Obligations under the BellRing Credit Agreement are guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing LLC (other than immaterial subsidiaries and certain excluded subsidiaries) and are secured by security interests in substantially all of the assets of BellRing LLC and the assets of its subsidiary guarantors (other than real estate), subject to limited exceptions. The Company and its subsidiaries (other than BellRing LLC and certain of its subsidiaries) are not obligors or guarantors under the BellRing debt facilities.

Repayments of Long-Term Debt
The following tables show the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Three Months Ended December 31,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	Term Loan	$1,309.5	$—	$9.1	$—
	2020 Bridge Loan	1,225.0	—	3.8	—
	BellRing Revolving Credit Facility	40.0	$—	—	$—
2019	Total	$2,574.5	$—	$12.9	$—

	Term Loan	$863.0	$—	$7.6	$—
	5.75% Senior Notes	27.0	(1.5)	0.3	(0.7)
	5.625% Senior Notes	20.0	(1.3)	0.2	—
	5.00% Senior Notes	13.0	(1.2)	0.1	—
	2018 Bridge Loan	—	—	2.6	—
2018	Total	$923.0	$(4.0)	$10.8	$(0.7)

Debt Covenants
Credit Agreement
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of December 31, 2019, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%.
The Credit Agreement permits the Company to incur additional unsecured debt if, among other conditions, the pro forma consolidated interest coverage ratio, calculated as provided in the Credit Agreement, would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of December 31, 2019, the pro forma consolidated interest coverage ratio exceeded this threshold.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the quarter ending March 31, 2020. The total net leverage ratio of BellRing would not have exceeded this threshold had BellRing been required to comply with the financial covenant as of December 31, 2019.
The BellRing Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the BellRing Credit Agreement.
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
The following tables provide the components of net periodic benefit cost (gain) for the pension plans.

	North America
	Three Months Ended December 31,
	2019	2018
Service cost	$1.1	$1.0
Interest cost	0.9	1.0
Expected return on plan assets	(1.6)	(1.6)
Recognized net actuarial loss	0.5	—
Net periodic benefit cost	$0.9	$0.4

	Other International
	Three Months Ended December 31,
	2019	2018
Service cost	$—	$1.4
Interest cost	3.7	4.8
Expected return on plan assets	(6.2)	(7.3)
Net periodic benefit gain	$(2.5)	$(1.1)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans.

	Three Months Ended December 31,
	2019	2018
Service cost	$0.1	$0.1
Interest cost	0.5	0.6
Recognized net actuarial loss	0.2	—
Recognized prior service credit	(1.2)	(1.2)
Net periodic benefit gain	$(0.4)	$(0.5)

NOTE 17 — SHAREHOLDERS’ EQUITY
During the three months ended December 31, 2019, the Company repurchased 2.2 shares of its common stock at an average share price of $102.99 per share for a total cost of $223.1, including broker’s commissions. Purchases of treasury stock in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2019 included $8.7 of repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020. During the three months ended December 31, 2018, the Company repurchased 0.3 shares of its common stock at an average share price of $88.14 per share for a total cost of $25.3, including broker’s commissions.
NOTE 18 — SEGMENTS
At December 31, 2019, the Company’s reportable segments were as follows:

•	Post Consumer Brands: North American RTE cereal business;

•	Weetabix: primarily United Kingdom RTE cereal and muesli business;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes and egg, cheese and sausage products; and

•	BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
Due to the level of integration between the Foodservice and Refrigerated Retail segments, it is impracticable to present total assets separately for each segment. An allocation has been made between the two segments for depreciation based on inventory costing.
Management evaluates each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, interest expense and other unallocated corporate income and expenses. The following tables present information about the Company’s reportable segments.

	Three Months Ended December 31,
	2019	2018
Net Sales
Post Consumer Brands	$441.2	$455.3
Weetabix	101.5	100.9
Foodservice	420.6	408.1
Refrigerated Retail	249.9	261.6
BellRing Brands	244.0	185.8
Eliminations	(0.4)	(0.4)
Total	$1,456.8	$1,411.3
Segment Profit
Post Consumer Brands	$80.6	$84.0
Weetabix	23.7	18.9
Foodservice	47.0	52.7
Refrigerated Retail	26.0	30.5
BellRing Brands	49.3	35.2
Total segment profit	226.6	221.3
General corporate expenses and other	27.4	48.4
Gain on sale of business	—	(124.7)
Interest expense, net	102.9	59.4
Loss on extinguishment of debt, net	12.9	6.1
(Income) expense on swaps, net	(61.4)	51.7
Earnings before income taxes and equity method loss	$144.8	$180.4
Net sales by product
Cereal and granola	$542.5	$556.2
Eggs and egg products	395.3	394.7
Side dishes	148.5	145.7
Cheese and dairy	67.6	70.3
Sausage	45.9	43.6
Protein-based products and supplements	244.1	185.8
Other	13.2	15.4
Eliminations	(0.3)	(0.4)
Total	$1,456.8	$1,411.3
Depreciation and amortization
Post Consumer Brands	$27.9	$29.5
Weetabix	8.7	8.7
Foodservice	29.0	27.0
Refrigerated Retail	17.4	18.0
BellRing Brands	6.4	6.4
Total segment depreciation and amortization	89.4	89.6
Corporate and accelerated depreciation	0.9	4.0
Total	$90.3	$93.6

Assets	December 31, 2019	September 30, 2019
Post Consumer Brands	$3,340.4	$3,296.3
Weetabix	1,908.8	1,779.1
Foodservice and Refrigerated Retail	5,063.9	5,033.8
BellRing Brands	670.9	594.0
Corporate	959.5	1,248.4
Total	$11,943.5	$11,951.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and BellRing Brands. Our products are sold through a variety of channels including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At December 31, 2019, our reportable segments were as follows:

•	Post Consumer Brands: North American ready-to-eat (“RTE”) cereal business;

•	Weetabix: primarily United Kingdom RTE cereal and branded muesli business;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: refrigerated retail products, inclusive of side dishes and egg, cheese and sausage products; and

•	BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
Transactions
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), our subsidiary, closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 million shares of Class A Common Stock. The IPO was completed at an offering price of $14.00 per share and BellRing received net proceeds from the IPO of $524.4 million, after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. BellRing is a holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of its non-voting membership units (the “BellRing LLC units”). We own 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as we (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock. BellRing LLC is the holding company for our historical active nutrition business, reported herein as the BellRing Brands segment and reported historically as the Active Nutrition segment.
Effective October 21, 2019, the financial results of BellRing and its subsidiaries were consolidated within our financial results and 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), is allocated to noncontrolling interest. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC. For additional information, see Notes 1 and 5 within “Notes to Condensed Consolidated Financial Statements.”
On October 1, 2018, 8th Avenue Food & Provisions, Inc. (“8th Avenue”) was separately capitalized through a series of transactions (the “8th Avenue Transactions”), and 8th Avenue became the holding company for our historical private brands business. We retained shares of common stock equal to 60.5% of the common equity in 8th Avenue. 8th Avenue is no longer consolidated in our financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. For additional information, see Notes 4 and 5 within “Notes to Condensed Consolidated Financial Statements.”
Lease Accounting
On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, we recognized right-of-use assets and lease liabilities of $158.1 million and $168.2 million, respectively, on the balance sheet at October 1, 2019. For additional information regarding the ASUs, refer to Notes 2 and 15 within “Notes to Condensed Consolidated Financial Statements.”

RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change
Net Sales	$1,456.8	$1,411.3	$45.5	3%

Operating Profit	$196.0	$293.9	$(97.9)	(33)%
Interest expense, net	102.9	59.4	(43.5)	(73)%
Loss on extinguishment of debt, net	12.9	6.1	(6.8)	(111)%
(Income) expense on swaps, net	(61.4)	51.7	113.1	219%
Other income, net	(3.2)	(3.7)	(0.5)	(14)%
Income tax expense	30.4	43.8	13.4	31%
Equity method loss, net of tax	7.3	10.7	3.4	32%
Less: Net earnings attributable to noncontrolling interests	7.9	0.3	(7.6)	(2,533)%
Net Earnings	$99.2	$125.6	$(26.4)	(21)%
Net Sales
Net sales increased $45.5 million, or 3%, during the three months ended December 31, 2019, compared to the corresponding period in the prior year. This increase was primarily due to growth in our BellRing Brands and Foodservice segments, partially offset by declines in our Post Consumer Brands and Refrigerated Retail segments. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $97.9 million, or 33%, during the three months ended December 31, 2019, compared to the corresponding period in the prior year. In the three months ended December 31, 2018, operating profit was impacted by gains of $125.3 million related to the 8th Avenue Transactions and the sale of the Post Consumer Brands cereal warehouse in Clinton, Massachusetts. Excluding these impacts, operating profit increased $27.4 million, or 16%, primarily due to decreased general corporate expenses, as well as increased segment profit within our BellRing Brands and Weetabix segments, partially offset by lower segment profit within our Foodservice, Refrigerated Retail and Post Consumer Brands segments. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $43.5 million, or 73%, during the three months ended December 31, 2019, compared to the corresponding period in the prior year, driven by increased reclassifications of losses (compared to gains in the prior year period) of $37.3 million from accumulated other comprehensive loss to interest expense related to our interest rate swap contracts that were previously designated as hedging instruments. Additionally, interest expense was negatively impacted by debt entered into in connection with the IPO on October 21, 2019, partially offset by reduced interest expense of $11.3 million as a result of the repayment of our term loan. Our weighted-average interest rate on our total outstanding debt was 5.6% and 5.2% for the three months ended December 31, 2019 and 2018, respectively. During the three months ended December 31, 2018, we recorded $4.3 million of interest expense related to amounts owed to former holders of shares of Bob Evans Farms, Inc. (“Bob Evans”) common stock who demanded appraisal of their shares under Delaware law and had not withdrawn their demands.
For additional information on our interest rate swaps designated as hedging instruments, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.” For additional information on former holders of Bob Evans common stock who demanded appraisal of their shares, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.” For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Loss on Extinguishment of Debt, Net
Fiscal 2019
During the three months ended December 31, 2019, we recognized a loss of $12.9 million related to the write-offs of debt issuance costs associated with the repayments of the outstanding principal balances of our 2020 bridge loan and our term loan.

Fiscal 2018
During the three months ended December 31, 2018, we recognized a net loss of $6.1 million related to the repayment of a portion of our term loan, the assumption of our 2018 bridge loan by 8th Avenue in connection with the 8th Avenue Transactions and the repurchase and retirement of portions of the principal balances of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes. The net loss included write-offs of debt issuance costs of $10.8 million, partially offset by gains realized on debt repurchased at a discount of $4.0 million and the write-off of an unamortized debt premium of $0.7 million.
For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
(Income) Expense on Swaps, Net
Fiscal 2019
During the three months ended December 31, 2019, we recognized net gains of $61.4 million on our interest rate swaps that are not designated as hedging instruments. During the three months ended December 31, 2019, the net gains included non-cash mark-to-market gains of $80.5 million, partially offset by settlements paid of $19.1 million.
Fiscal 2018
During the three months ended December 31, 2018, we recognized losses of $51.7 million on our interest rate swaps that are not designated as hedging instruments. Of the total losses recognized in the three months ended December 31, 2018, $51.5 million related to non-cash adjustments and $0.2 million related to cash settlements paid.
For additional information on our interest rate swap contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Tax Expense
Our effective income tax rate was 21.0% and 24.3% for the three months ended December 31, 2019 and 2018, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we record income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, interest expense and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change
Net Sales	$441.2	$455.3	$(14.1)	(3)%
Segment Profit	$80.6	$84.0	$(3.4)	(4)%
Segment Profit Margin	18%	18%
Net sales for the Post Consumer Brands segment decreased $14.1 million, or 3%, for the three months ended December 31, 2019, when compared to the prior year period, primarily driven by 3% lower volume. This decrease in volume was largely due to losses in Honey Bunches of Oats, natural and organic cereals, adult classic brands, licensed products, Great Grains and Malt-O-Meal bag cereal. These declines were partially offset by increases in private label cereal volume. Average net selling prices increased when compared to the prior year period resulting from targeted price increases that went fully into effect in the second quarter of fiscal 2019, partially offset by an unfavorable product mix.
Segment profit for the three months ended December 31, 2019 decreased $3.4 million, or 4%, when compared to the prior year period, primarily driven by lower net sales, as previously discussed, increased advertising and consumer spending of $1.9 million, incremental third party consulting costs of $1.9 million, higher warehousing costs of $1.5 million and increased integration expense of $1.1 million. These negative impacts were partially offset by lower manufacturing costs of $4.9 million and reduced freight costs of $4.5 million.

Weetabix

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change
Net Sales	$101.5	$100.9	$0.6	1%
Segment Profit	$23.7	$18.9	$4.8	25%
Segment Profit Margin	23%	19%
Net sales for the Weetabix segment increased $0.6 million, or 1%, for the three months ended December 31, 2019, when compared to the prior year period, due to improved average net selling prices, partially offset by lower volume. Average net selling prices increased primarily due to targeted price increases that occurred in the third quarter of fiscal 2019, reduced promotional activity and a favorable product mix. Volume was down 8%, primarily driven by declines in non-biscuit cereal products, Weetabix On the Go drink products and exports, partially offset by increases in biscuit cereal products.
Segment profit for the three months ended December 31, 2019 increased $4.8 million, or 25%, when compared to the prior year period. This increase was driven by favorable manufacturing costs of $2.9 million, lower employee-related expenses and higher net sales, as previously discussed, partially offset by higher advertising and consumer spending of $1.5 million.
Foodservice

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change
Net Sales	$420.6	$408.1	$12.5	3%
Segment Profit	$47.0	$52.7	$(5.7)	(11)%
Segment Profit Margin	11%	13%
Net sales for the Foodservice segment increased $12.5 million, or 3%, for the three months ended December 31, 2019, when compared to the prior year period, primarily due to increased volume of 3%. Egg product sales were up $9.6 million, or 3%, with volume up 2%, due to volume gains in the foodservice and food ingredient channels. Sales of side dishes were up $5.0 million, or 11%, with volume up 9%. Sausage sales were down $0.7 million, or 13%, with volume down 15%. Other product sales were down $1.4 million, or 22%, with volume down 21%.
Segment profit for the three months ended December 31, 2019 decreased $5.7 million, or 11%, when compared to the prior year period, primarily due to unfavorable manufacturing costs of $8.2 million, which were driven by unplanned downtime at certain facilities that is not expected to be recurring and start-up costs of $2.7 million related to our new precooked egg facility in Norwalk, Iowa, increased warehousing expense of $1.2 million and higher freight costs of $0.9 million. These negative impacts were partially offset by higher volume, as previously discussed, lower raw material costs of $2.8 million and decreased employee-related costs.
Refrigerated Retail

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change
Net Sales	$249.9	$261.6	$(11.7)	(4)%
Segment Profit	$26.0	$30.5	$(4.5)	(15)%
Segment Profit Margin	10%	12%
Net sales for the Refrigerated Retail segment decreased $11.7 million, or 4%, for the three months ended December 31, 2019, when compared to the prior year period, primarily due to lower volume of 7%. Sales of side dishes decreased $2.5 million, or 2%, with volume down 5%, driven by lower breakfast sides volume. Egg product sales were down $8.7 million, or 19%, with volume down 10%, due to losses in branded egg product volume and lower average net selling prices resulting from lower market-based egg prices. Cheese and other dairy case product sales were down $2.1 million, or 3%, with volume down 9%, primarily due to branded and deli cheese distribution losses. Sales of other products were down $1.3 million, or 13%, with volume down 16%. Sausage sales increased $2.9 million, or 8%, with volume down 3%. Average net selling prices increased compared to the prior year period due to reduced trade spending.

Segment profit decreased $4.5 million, or 15%, for the three months ended December 31, 2019, when compared to the prior year period. This decrease was primarily due to lower volume, as previously discussed, higher net raw material costs of $4.7 million (due to higher cheese input costs of $5.5 million, partially offset by lower sow costs of $0.8 million), higher third party consulting costs of $1.1 million and increased integration costs of $0.9 million. These negative impacts were partially offset by higher average net selling prices, as previously discussed.
BellRing Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change
Net Sales	$244.0	$185.8	$58.2	31%
Segment Profit	$49.3	$35.2	$14.1	40%
Segment Profit Margin	20%	19%
Net sales for the BellRing Brands segment increased $58.2 million, or 31%, for the three months ended December 31, 2019, when compared to the prior year period. Sales of Premier Protein products were up $63.2 million, or 45%, with volume up 38%. Volume increases were driven by higher RTD protein shake product volumes, which primarily related to distribution gains, new product introductions and lapping short-term capacity constraints in the first quarter of 2019. Average net selling prices increased in the three months ended December 31, 2019 resulting from targeted price increases that occurred in the second quarter of fiscal 2019. Sales of Dymatize products were down $3.0 million, or 10%, with volume down 4%, primarily due to higher club volumes in the prior year associated with promotional activity that did not recur. Sales of PowerBar products were down $1.2 million, or 12%, with volume down 28%, driven by strategic sales reductions of low performing products within BellRing Brands’ North American portfolio. Sales of all other products were down $0.8 million.
Segment profit increased $14.1 million, or 40%, for the three months ended December 31, 2019, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, partially offset by higher net product costs of $1.7 million, as unfavorable raw materials costs were partially offset by lower freight costs. These positive impacts were partially offset by higher employee-related expenses (including stock-based compensation expense of $1.4 million), higher warehousing costs of $1.9 million, transaction costs of $1.5 million, increased advertising and consumer spending of $1.8 million and incremental public company costs of $1.8 million.
Other Items
General Corporate Expenses and Other

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change	% Change
General corporate expenses and other	$27.4	$48.4	$21.0	43%
General corporate expenses and other decreased $21.0 million, or 43%, for the three months ended December 31, 2019, when compared to the prior year period, primarily driven by increased gains (compared to losses in the prior year period) related to mark-to-market adjustments on commodity hedges of $12.9 million, lower third party transaction costs of $7.2 million and decreased restructuring and plant closure costs of $4.2 million (including lower accelerated depreciation of $3.3 million). These positive impacts were partially offset by higher stock compensation of $1.6 million. Prior year general corporate expenses were positively impacted by a gain on assets held for sale of $0.6 million related to our Post Consumer Brands segment.
Restructuring and Facility Closure
The table below shows the amount of restructuring and facility closure costs, including accelerated depreciation, attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other. For additional information on restructuring costs, refer to Note 3 within “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2019	2018	$ Change
Post Consumer Brands	$0.6	$3.3	$2.7
Weetabix	(0.1)	1.4	1.5
	$0.5	$4.7	$4.2
Gain on Sale of Business
During the three months ended December 31, 2018, we recorded a gain of $124.7 million (adjusted to $126.6 million during the year ended September 30, 2019) related to the 8th Avenue Transactions. Gains recorded in the three months ended December 31, 2018 included foreign exchange losses previously recorded in accumulated other comprehensive loss of $42.1 million.
LIQUIDITY AND CAPITAL RESOURCES
In connection with completing the BellRing formation transactions and managing our capital structure, we completed the following activities during the three months ended December 31, 2019 (for additional information, see Notes 1, 15 and 17 within “Notes to Condensed Consolidated Financial Statements”):

•	$524.4 million net proceeds received by BellRing from the IPO, after deducting underwriting discounts and commissions;

•	$1,225.0 million borrowed under our 2020 bridge facility agreement (the “2020 Bridge Loan”);

•	$1,225.0 million outstanding principal value repaid by BellRing on the 2020 Bridge Loan;

•
BellRing entered into a credit agreement (the “BellRing Credit Agreement”) providing for debt facilities consisting of a $700.0 million term B loan facility (the “BellRing Term B Facility”) and a $200.0 million revolving credit facility (the “BellRing Revolving Credit Facility”);

•	$700.0 million borrowed by BellRing under the BellRing Term B Facility;

•	$1,309.5 million outstanding principal value repaid on our term loan;

•	$120.0 million borrowed by BellRing under the BellRing Revolving Credit Facility;

•	$40.0 million outstanding principal value repaid by BellRing on the BellRing Revolving Credit Facility; and

•	2.2 million shares of our common stock repurchased at an average share price of $102.99 per share for a total cost of $223.1 million, including broker’s commissions.
Additionally, on January 8, 2020, subsequent to the end of the reporting period, we repurchased and retired the remaining $122.2 million outstanding principal value of our 8.00% senior notes.
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2019	2018
Cash provided by (used in):
Operating activities	$108.4	$238.7
Investing activities	(75.8)	201.5
Financing activities	(274.9)	(1,199.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.9	(1.6)
Net decrease in cash, cash equivalents and restricted cash	$(239.4)	$(761.0)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our amended and restated credit agreement (as further amended, our “Credit Agreement”) and indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
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
Obligations under the BellRing Credit Agreement are guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing LLC (other than immaterial subsidiaries and certain excluded subsidiaries) and are secured by security interests in substantially all of the assets of BellRing LLC and the assets of its subsidiary guarantors (other than real estate), subject to limited exceptions. We and our subsidiaries (other than BellRing LLC and certain of its subsidiaries) are not obligors or guarantors under the BellRing debt facilities.
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2019 decreased $130.3 million compared to the prior year period, primarily driven by an increase in cash settlements paid (compared to cash settlements received in the prior year period) of $49.0 million related to our interest rate swaps, higher interest payments of $30.1 million resulting from debt entered into in connection with the IPO and interest paid related to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and had not withdrawn their demands, higher tax payments (net of refunds) of $43.5 million, increased payments of employee incentives and unfavorable changes in working capital, primarily related to fluctuations in the timing of sales and collections of trade receivables within our BellRing Brands segment and the timing of payments of trade accounts payables within our Post Consumer Brands and Foodservice segments.
Investing Activities
Three months ended December 31, 2019
Cash used in investing activities for the three months ended December 31, 2019 was $75.8 million, primarily consisting of capital expenditures of $77.3 million. The most significant capital expenditure project in the period related to the purchase of a previously leased manufacturing plant in Sulphur Springs, Texas.
Three months ended December 31, 2018
Cash provided by investing activities for the three months ended December 31, 2018 was $201.5 million, driven by proceeds received of $250.0 million related to the 8th Avenue Transactions and proceeds received of $28.3 million largely resulting from the termination of $214.2 million notional value of our cross-currency swaps that were designated as hedging instruments. These positive impacts were partially offset by capital expenditures of $78.8 million. The most significant capital expenditure project in the period related to the construction of a new precooked egg facility in Norwalk, Iowa.
Financing Activities
Three months ended December 31, 2019
Cash used in financing activities for the three months ended December 31, 2019 was $274.9 million. BellRing Brands, Inc. received $524.4 million net proceeds from the IPO, after deducting underwriting discounts and commissions. We borrowed $1,225.0 million under the 2020 Bridge Loan, BellRing borrowed $700.0 million under the BellRing Term B Facility, at a discount of $14.0 million, and BellRing borrowed $120.0 million under the BellRing Revolving Credit Facility, which resulted in total proceeds from the issuance of long-term debt of $2,031.0 million. In connection with these borrowings, we paid $28.2 million in debt issuance costs and deferred financing fees. BellRing repaid the outstanding principal balance on the 2020 Bridge Loan and we repaid the outstanding principal balance on our term loan, and BellRing repaid $40.0 million outstanding principal borrowings on the BellRing Revolving Credit Facility, which resulted in total repayments of long-term debt of $2,574.5 million. In connection with the IPO, we were refunded $15.3 million of debt issuance costs paid in connection with the 2020 Bridge Loan. We paid $231.8 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020.

Three months ended December 31, 2018
Cash used in financing activities for the three months ended December 31, 2018 was $1,199.6 million. In the three months ended December 31, 2018, we repaid $863.0 million outstanding principal value of our term loan,and repurchased and retired $60.0 million principal value of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes, at a discount of $4.0 million, which resulted in total net payments of $919.0 million. Additionally, payments of $253.6 million, excluding interest, were made to former holders of Bob Evans common stock who had demanded appraisal and, who at the time, had not yet been paid for their shares. In connection with the 8th Avenue Transactions, we were refunded $7.8 million of debt issuance costs we paid in fiscal 2018 related to the 2018 bridge loan. We also paid $25.3 million, including broker’s commissions, for the repurchase of shares of our common stock.
Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum senior secured leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of December 31, 2019, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30%. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement also permits us to incur additional unsecured debt if, among other conditions, our pro forma consolidated interest coverage ratio (as defined in the Credit Agreement) would be greater than or equal to 2.00 to 1.00 after giving effect to such new debt. As of December 31, 2019, our pro forma consolidated interest coverage ratio exceeded this threshold.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the quarter ending March 31, 2020. The total net leverage ratio of BellRing would not have exceeded this threshold had BellRing been required to comply with the financial covenant as of December 31, 2019. We do not believe non-compliance is reasonably likely in the foreseeable future.
The BellRing Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the BellRing Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
On October 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” For additional information, refer to Notes 2 and 14 within “Notes to Condensed Consolidated Financial Statements.”
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the Securities and Exchange Commission ( the “SEC”) on November 22, 2019. Except as noted above, there have been no significant changes to our critical accounting policies and estimates since September 30, 2019.
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

•
our ability to promptly and effectively realize the strategic and financial benefits expected as a result of the IPO of a minority interest in our BellRing Brands business, which consists of our historical active nutrition business, and certain other transactions completed in connection with the IPO;

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

•	our ability to successfully collaborate with third parties that have invested with us in 8th Avenue;

•
costs associated with Bob Evans’s obligations in connection with the sale and separation of its restaurants business in April 2017, which occurred prior to our acquisition of Bob Evans, including certain indemnification obligations under the restaurants sale agreement and Bob Evans’s payment and performance obligations as a guarantor for certain leases;

•	the ability of our and our customers’, and 8th Avenue’s and its customers’, private brand products to compete with nationally branded products;

•	risks associated with our international business;

•	changes in economic conditions, disruptions in the United States and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;

•	the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;

•	costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents or information security breaches;

•	changes in estimates in critical accounting judgments;

•	our ability to protect our intellectual property and other assets;

•	loss of key employees, labor strikes, work stoppages or unionization efforts;

•	losses or increased funding and expenses related to our qualified pension or other postretirement plans;

•
significant differences in our, 8th Avenue’s and BellRing’s actual operating results from our guidance regarding our and 8th Avenue’s future performance and BellRing’s guidance regarding its future performance;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on November 22, 2019.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $10 million and $8 million as of December 31, 2019 and September 30, 2019, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of December 31, 2019 and September 30, 2019, a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $55 million and $51 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of December 31, 2019, the Company had outstanding principal value of indebtedness of $6,589.7 million related to its senior notes, term loan and revolving credit facilities with a combined available borrowing capacity of $898.0 million. Of the total $6,589.7 million of outstanding indebtedness, $5,809.7 million bears interest at a weighted-average fixed interest rate of 5.5%. As of September 30, 2019, the Company had principal value of indebtedness of $7,119.3 million, related to its senior notes, term loan and capital lease. Of the total $7,119.3 million of outstanding indebtedness, $5,809.8 million bore interest at a weighted-average fixed interest rate of 5.5%.
As of December 31, 2019 and September 30, 2019, the fair value of the Company’s total debt, excluding outstanding borrowings under BellRing’s Revolving Credit Facility, was $6,899.0 million and $7,412.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $23 million and $30 million as of December 31, 2019 and September 30, 2019, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by an immaterial amount for both the three months ended December 31, 2019 and 2018.
For additional information regarding the Company’s debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”

Interest rate swaps
As of December 31, 2019 and September 30, 2019, the Company had interest rate swaps with a notional value of $2,022.1 million and $1,804.1 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $39 million and $36 million as of December 31, 2019 and September 30, 2019, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Management, with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In December 2018, the Company settled with one petitioner, Arbitrage Fund, and Arbitrage Fund was dismissed with prejudice from the consolidated action. In addition, in December 2018, the Company pre-paid the $77.00 per share merger consideration to the Blue Mountain and 2017 Clarendon petitioners, effectively stopping the continued accrual of statutory interest on that amount. The Company made total payments of $257.6 million, inclusive of the aforementioned prepayment of $77.00 per share merger consideration, related to these matters in fiscal 2019. In September 2019, the Company reached settlement terms on a confidential basis with the remaining petitioners regarding their outstanding appraisal claims. The settlement was finalized and paid in October 2019, and the remaining portion of the case was dismissed on October 3, 2019. All former Bob Evans stockholders who demanded appraisal of their shares of Bob Evans common stock were paid for their shares.
Weetabix Limited Environmental Matter
In March 2019, Weetabix Limited, one of the Company’s wholly-owned subsidiaries, received notification from the United Kingdom Environment Agency (the “Environment Agency”) that the Environment Agency intended to charge Weetabix Limited in relation to a spill of diesel fuel into the ground at Weetabix Limited’s Burton Latimer site in the United Kingdom that occurred in November 2016, prior to the Company’s acquisition of the Weetabix business. Upon discovery of the spill, Weetabix Limited informed the Environment Agency and took all necessary steps to address the spill, including putting in place monitoring and improvement measures. Weetabix Limited has fully cooperated with the Environment Agency at all times regarding the containment and assessment of the incident. The matter was allocated to the Northampton Crown Court and was heard on November 20, 2019, during which Weetabix Limited pleaded guilty to the offense under the Environmental Permitting Regulations 2010 and the Court imposed a fine of $0.1 million, plus costs.
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
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 22, 2019, as of and for the year ended September 30, 2019. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a) (b)
October 1, 2019 - October 31, 2019	1,425,660	$101.45	1,425,660	$193,879,849
November 1, 2019 - November 30, 2019	257,186	$105.03	257,186	$166,866,527
December 1, 2019 - December 31, 2019	483,418	$106.36	483,418	$367,861,503
Total	2,166,264	$102.97	2,166,264	$367,861,503

(a)	Does not include broker’s commissions.

(b)
On September 4, 2019, our Board of Directors authorized the Company to repurchase up to $400,000,000 of shares of our common stock to begin on September 4, 2019 (the “Prior Authorization”). The Prior Authorization had an expiration date of September 4, 2021. However, on December 5, 2019, our Board of Directors terminated the Prior Authorization effective December 5, 2019 and approved a new authorization to repurchase up to $400,000,000 of shares of our common stock effective December 5, 2019 (the “New Authorization”). The New Authorization expires on December 5, 2021. As of December 5, 2019, the approximate dollar value of shares that could yet be purchased under the Prior Authorization was $147,590,259. The Company began repurchasing shares under the New Authorization on December 6, 2019. The table discloses the approximate dollar value of shares that may yet be purchased under the New Authorization as of December 31, 2019. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

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

†10.55	Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2019

10.56
Master Transaction Agreement, dated October 7, 2019, by and among Post Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by BellRing Brands, Inc. on October 11, 2019 (File No. 333-233867))

10.57
Bridge Facility Agreement, dated as of October 11, 2019, by and among Post Holdings, Inc., certain subsidiaries of Post Holdings, Inc., as guarantors, the institutions from time to time party thereto as lenders, Morgan Stanley Senior Funding, Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint physical bookrunners, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 11, 2019)

10.58
Guarantee and Collateral Agreement, dated as of October 11, 2019, by and among Post Holdings, Inc., certain of its subsidiaries and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 11, 2019)

10.59
Tax Receivable Agreement, dated October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

Exhibit No.	Description
10.60
Borrower Assignment and Assumption Agreement, dated as of October 21, 2019, by and among Post Holdings, Inc., BellRing Brands, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.8 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

10.61
Credit Agreement, dated as of October 21, 2019, by and among BellRing Brands, LLC, the institutions from time to time party thereto as lenders, Credit Suisse Loan Funding LLC, BofA Securities, Inc., Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and BMO Capital Markets Corp., Coöperatieve Rabobank U.A., New York Branch, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc., UBS Securities LLC and Wells Fargo Securities, LLC, as co-managers, and Credit Suisse AG, Cayman Islands Branch, as administrative agent (Incorporated by reference to Exhibit 10.9 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

†10.62	Form of Performance-Based, Stock Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2019)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2020

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2020

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2020

101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2019 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
†    These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	February 7, 2020	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)