Form 10-Q
period 2020-03-31
Post Holdings, Inc.
filed 2020-05-08
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Common Stock, $0.01 par value – 68,177,336 shares as of May 4, 2020

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Sales	$1,494.2	$1,387.8	$2,951.0	$2,799.1
Cost of goods sold	1,055.4	936.5	2,040.7	1,921.3
Gross Profit	438.8	451.3	910.3	877.8
Selling, general and administrative expenses	245.0	225.8	480.3	442.9
Amortization of intangible assets	40.0	40.4	80.1	80.7
Gain on sale of business	—	(2.6)	—	(127.3)
Other operating expenses, net	0.3	1.4	0.4	1.3
Operating Profit	153.5	186.3	349.5	480.2
Interest expense, net	94.0	85.5	196.9	144.9
Loss on extinguishment of debt, net	60.0	—	72.9	6.1
Expense on swaps, net	224.6	63.0	163.2	114.7
Other income, net	(3.3)	(3.7)	(6.5)	(7.4)
(Loss) Earnings before Income Taxes and Equity Method Loss	(221.8)	41.5	(77.0)	221.9
Income tax (benefit) expense	(47.1)	(11.6)	(16.7)	32.2
Equity method loss, net of tax	11.1	8.8	18.4	19.5
Net (Loss) Earnings Including Noncontrolling Interests	(185.8)	44.3	(78.7)	170.2
Less: Net earnings attributable to noncontrolling interests	5.6	0.3	13.5	0.6
Net (Loss) Earnings	(191.4)	44.0	(92.2)	169.6
Less: Preferred stock dividends	—	1.0	—	3.0
Net (Loss) Earnings Available to Common Shareholders	$(191.4)	$43.0	$(92.2)	$166.6

(Loss) Earnings per Common Share:
Basic	$(2.76)	$0.61	$(1.32)	$2.43
Diluted	$(2.76)	$0.58	$(1.32)	$2.26

Weighted-Average Common Shares Outstanding:
Basic	69.3	70.6	70.0	68.6
Diluted	69.3	75.3	70.0	75.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net (Loss) Earnings Including Noncontrolling Interests	$(185.8)	$44.3	$(78.7)	$170.2
Pension and postretirement benefits adjustments:
Reclassifications to net (loss) earnings	(0.5)	(1.1)	(1.0)	(2.3)
Hedging adjustments:
Net gain (loss) on derivatives	55.8	(11.9)	22.5	12.5
Reclassifications to net (loss) earnings	(0.2)	(0.4)	7.0	(30.5)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(109.5)	37.7	5.6	(2.5)
Reclassifications to net (loss) earnings (see Note 4)	—	—	—	42.1
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net (loss) earnings	0.1	0.2	0.2	0.5
Hedging adjustments:
Net gain/loss on derivatives	(13.9)	11.1	(5.4)	5.1
Reclassifications to net (loss) earnings	—	0.1	(1.6)	7.5
Total Other Comprehensive (Loss) Income Including Noncontrolling Interests	(68.2)	35.7	27.3	32.4
Less: Comprehensive income attributable to noncontrolling interests	2.1	0.6	10.5	0.9
Total Comprehensive (Loss) Income	$(256.1)	$79.4	$(61.9)	$201.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2020	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,179.4	$1,050.7
Restricted cash	17.2	3.8
Receivables, net	551.2	445.1
Inventories	569.0	579.8
Prepaid expenses and other current assets	66.9	46.9
Total Current Assets	2,383.7	2,126.3
Property, net	1,729.2	1,736.0
Goodwill	4,404.6	4,399.8
Other intangible assets, net	3,261.1	3,338.5
Equity method investments	126.4	145.5
Other assets	332.6	205.5
Total Assets	$12,237.6	$11,951.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$36.1	$13.5
Accounts payable	317.1	395.6
Other current liabilities	383.7	393.8
Total Current Liabilities	736.9	802.9
Long-term debt	7,171.3	7,066.0
Deferred income taxes	771.0	688.5
Other liabilities	693.2	456.9
Total Liabilities	9,372.4	9,014.3

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.8	0.8
Additional paid-in capital	4,207.0	3,734.8
Retained earnings	115.6	207.8
Accumulated other comprehensive loss	(66.5)	(96.8)
Treasury stock, at cost	(1,349.8)	(920.7)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,907.1	2,925.9
Noncontrolling interests	(41.9)	11.4
Total Shareholders’ Equity	2,865.2	2,937.3
Total Liabilities and Shareholders’ Equity	$12,237.6	$11,951.6

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net (Loss) Earnings Including Noncontrolling Interests	$(78.7)	$170.2
Adjustments to reconcile net (loss) earnings including noncontrolling interests to net cash flow provided by operating activities:
Depreciation and amortization	181.8	191.4
Unrealized loss on interest rate swaps	150.9	114.4
Gain on sale of business	—	(127.3)
Loss on extinguishment of debt, net	72.9	6.1
Non-cash stock-based compensation expense	24.7	18.1
Equity method loss, net of tax	18.4	19.5
Deferred income taxes	(58.6)	(12.6)
Other, net	5.5	2.9
Other changes in operating assets and liabilities:
Increase in receivables, net	(90.4)	(34.8)
Decrease (increase) in inventories	9.9	(71.6)
(Increase) decrease in prepaid expenses and other current assets	(23.2)	10.3
(Increase) decrease in other assets	(16.9)	4.4
Decrease in accounts payable and other current liabilities	(111.1)	(91.2)
Increase in non-current liabilities	3.8	5.0
Net Cash Provided by Operating Activities	89.0	204.8
Cash Flows from Investing Activities
Additions to property	(117.5)	(135.5)
Proceeds from sale of property and assets held for sale	2.4	2.0
Proceeds from sale of business	—	266.8
Cross-currency swap cash settlements	52.7	29.6
Net Cash (Used in) Provided by Investing Activities	(62.4)	162.9
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	3,846.0	—
Repayments of long-term debt	(3,731.5)	(919.1)
Payments to appraisal rights holders	(3.8)	(253.6)
Purchases of treasury stock	(437.8)	(65.8)
Payments of preferred stock dividends	—	(4.0)
Proceeds from initial public offering	524.4	—
Payments of debt issuance costs and deferred financing fees	(39.8)	(8.7)
Refund of debt issuance costs	15.3	7.8
Payments of premiums on debt extinguishment	(49.8)	—
Proceeds from exercises of stock awards	3.4	41.5
Other, net	(10.5)	(7.5)
Net Cash Provided by (Used in) Financing Activities	115.9	(1,209.4)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(0.4)	(0.9)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	142.1	(842.6)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,054.5	994.5
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,196.6	$151.9

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended March 31,		As Of and For The Six Months Ended March 31,
	2020	2019	2020	2019
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning and end of period	0.8	0.8	0.8	0.8
Additional Paid-in Capital
Beginning of period	4,195.6	3,592.4	3,734.8	3,590.9
Activity under stock and deferred compensation plans	0.3	41.4	(7.0)	34.2
Non-cash stock-based compensation expense	12.5	9.4	23.6	18.1
Initial public offering, net of tax	(1.4)	—	455.6	—
Preferred stock conversion	—	(0.1)	—	(0.1)
End of period	4,207.0	3,643.1	4,207.0	3,643.1
Retained Earnings
Beginning of period	307.0	210.7	207.8	88.0
Net (loss) earnings	(191.4)	44.0	(92.2)	169.6
Adoption of accounting standards update	—	—	—	(0.9)
Preferred stock dividends declared	—	(2.0)	—	(4.0)
End of period	115.6	252.7	115.6	252.7
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	26.2	37.0	26.6	37.9
Net change in retirement benefits, net of tax	(0.4)	(0.9)	(0.8)	(1.8)
End of period	25.8	36.1	25.8	36.1
Hedging Adjustments, net of tax
Beginning of period	25.1	33.1	44.5	37.4
Net change in hedges, net of tax	44.7	(1.1)	25.3	(5.4)
End of period	69.8	32.0	69.8	32.0
Foreign Currency Translation Adjustments
Beginning of period	(53.1)	(112.8)	(167.9)	(114.7)
Foreign currency translation adjustments	(109.0)	37.7	5.8	39.6
End of period	(162.1)	(75.1)	(162.1)	(75.1)
Treasury Stock
Beginning of period	(1,143.8)	(615.2)	(920.7)	(589.9)
Purchases of treasury stock	(206.0)	(40.5)	(429.1)	(65.8)
End of period	(1,349.8)	(655.7)	(1,349.8)	(655.7)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,907.1	3,233.9	2,907.1	3,233.9
Noncontrolling Interests
Beginning of period	(46.2)	10.4	11.4	10.1
Initial public offering	1.4	—	(64.9)	—
Net earnings attributable to noncontrolling interests	5.6	0.3	13.5	0.6
Non-cash stock-based compensation expense	0.8	—	1.1	—
Net change in hedges, net of tax	(3.0)	—	(2.8)	—
Foreign currency translation adjustments	(0.5)	0.3	(0.2)	0.3
End of period	(41.9)	11.0	(41.9)	11.0
Total Shareholders’ Equity	$2,865.2	$3,244.9	$2,865.2	$3,244.9
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
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), a subsidiary of the Company, closed its initial public offering (the “IPO”) of 39.4 shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 shares of Class A Common Stock. The IPO was completed at an offering price of $14.00 per share and BellRing received net proceeds from the IPO of $524.4, after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. BellRing is a holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of its non-voting membership units (the “BellRing LLC units”). Post owns 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock. BellRing LLC is the holding company for Post’s historical active nutrition business, reported herein as the BellRing Brands segment and reported historically as the Active Nutrition segment. In connection with the IPO, the Company incurred transaction-related expenses of $0.3 and $2.4 during the three and six months ended March 31, 2020, respectively, and $1.7 and $2.9 during the three and six months ended March 31, 2019, respectively. These expenses generally included third party costs for due diligence, advisory services and government filing fees and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
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
Recently Issued
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and effective for all entities as of March 12, 2020, the date this ASU was issued. An entity may elect to apply the amendments for contract modifications provided by this ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the impact of this ASU as it relates to its debt and hedging relationships that reference LIBOR.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments. This ASU replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates.This ASU is effective for annual periods beginning after December 15, 2019 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2021), with early adoption permitted. The Company is currently evaluating the timing and impact of adopting this ASU.
Recently Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. The Company adopted these ASUs on October 1, 2019, as required by these ASUs, and utilized the cumulative effect adjustment approach. At adoption, the Company recognized ROU assets and lease liabilities of $158.1 and $168.2, respectively, on the balance sheet at October 1, 2019. The new standard did not materially impact the statements of operations or cash flows. In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. For additional information, refer to Note 15.
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
Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2018	$2.7	$—	$2.7
Charge to expense	1.5	4.3	5.8
Cash payments	(0.1)	—	(0.1)
Non-cash charges	—	(4.3)	(4.3)
Balance, March 31, 2019	$4.1	$—	$4.1

Balance, September 30, 2019	$0.1	$—	$0.1
Cash payments	(0.1)	—	(0.1)
Balance, March 31, 2020	$—	$—	$—

Total expected restructuring charges	$4.9	$9.9	$14.8
Cumulative restructuring charges incurred to date	4.9	9.9	14.8
Remaining expected restructuring charges	$—	$—	$—

In the three and six months ended March 31, 2019, the Company incurred total restructuring charges of $3.3 and $5.8, respectively. Employee-related costs were included in “Selling, general and administrative expenses” and accelerated depreciation expense was included in “Cost of goods sold” in the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance (see Note 19).
NOTE 4 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Divestiture
On October 1, 2018, 8th Avenue Food & Provisions, Inc. (“8th Avenue”) was separately capitalized through a series of transactions (the “8th Avenue Transactions”), and 8th Avenue became the holding company for Post’s historical private brands business. Post received total gross proceeds of $875.0, as well as $16.8 received in the second quarter of fiscal 2019 related to final working capital adjustments, from the 8th Avenue Transactions. Post’s gross proceeds consisted of (i) $250.0 from a third party and (ii) $625.0 from a committed senior increasing rate bridge loan (the “2018 Bridge Loan”), which was funded in fiscal 2018 prior to the closing of the 8th Avenue Transactions (see Note 16). During the three and six months ended March 31, 2019, the Company recorded gains of $2.6 and $127.3, respectively (adjusted to $126.6 for the full year ended September 30, 2019), related to the 8th Avenue Transactions, which was reported as “Gain on sale of business” in the Condensed Consolidated Statements of Operations. The gain recorded in the six months ended March 31, 2019 included foreign exchange losses previously recorded in accumulated other comprehensive loss (“OCI”) of $42.1. In connection with the 8th Avenue Transactions, the Company incurred transaction-related expenses of $0.8 and $9.9 during the three and six months ended March 31, 2019, respectively. These expenses generally included third party costs for advisory services and transaction success fees, and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. No such gain or loss or transaction-related expenses were recorded during the three or six months ended March 31, 2020.
Amounts Held For Sale
In connection with the closure of the Company’s Post Consumer Brands RTE cereal manufacturing facility in Clinton, Massachusetts (see Note 3), the Company had a manufacturing plant (the “Clinton Plant”) classified as held for sale with a book value of $6.0 and $8.4 at March 31, 2020 and September 30, 2019, respectively. The Company sold a portion of the Clinton Plant in March 2020. Additionally, the Company had land and a building with a combined book value of $1.5 classified as held for sale at its Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina (the “Asheboro Facility”) at both March 31, 2020 and September 30, 2019. In accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” these assets held for sale were classified as current, and were reported as “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.
There were no held for sale gains or losses recorded in the three or six months ended March 31, 2020. A gain of $0.6 was recorded related to the sale of the Company’s Post Consumer Brands RTE cereal warehouse in Clinton, Massachusetts during the six months ended March 31, 2019 and was included in “Other operating expenses, net” in the Condensed Consolidated Statement of Operations. Related to the 8th Avenue Transactions, the Company recorded gains of $2.6 and $127.3 during the three and six months ended March 31, 2019, respectively (adjusted to $126.6 for the full year ended September 30, 2019), which were reported as “Gain on sale of business” in the Condensed Consolidated Statements of Operations and a held for sale loss of $2.6 in the six months ended March 31, 2019, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations (see Note 16).

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
As of March 31, 2020, the Company owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within the Company’s financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), were allocated to NCI.
The following table summarizes the effects of changes in ownership of BellRing on the Company’s equity:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Increase in additional paid-in capital related to net proceeds from IPO	$—	$524.4
(Decrease) increase in additional paid-in capital related to establishment of noncontrolling interest	(1.4)	64.9
Decrease in additional paid-in capital related to tax effects of IPO	—	(133.7)
Net transfers (to) from noncontrolling interest	$(1.4)	455.6

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

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(15.2)	$(11.3)	$(23.9)	$(22.8)
	60.5%	60.5%	60.5%	60.5%
Equity method loss available to Post	$(9.2)	$(6.8)	$(14.5)	$(13.8)
Less: Amortization of basis difference, net of tax (a)	1.7	1.8	3.4	5.4
Equity method loss, net of tax	$(10.9)	$(8.6)	$(17.9)	$(19.2)

(a)
The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3. The basis difference related to inventory of $2.0, net of tax, was included in equity method loss in the six months ended March 31, 2019. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At March 31, 2020 and September 30, 2019, the remaining basis difference to be amortized was $58.1 and $61.5, respectively.

Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net sales	$233.1	$213.7	$451.5	$427.8
Gross profit	$41.2	$35.5	$79.6	$69.2

Net loss	$(7.2)	$(4.2)	$(8.1)	$(8.7)
Less: Preferred stock dividend	8.0	7.1	15.8	14.1
Net Loss Available to 8th Avenue Common Shareholders	$(15.2)	$(11.3)	$(23.9)	$(22.8)

The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $1.0 and $2.0 during the three and six months ended March 31, 2020, respectively, and $1.1 and $2.1 during the three and six months ended March 31, 2019, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three and six months ended March 31, 2020, the Company had net sales to 8th Avenue of $1.6 and $3.2, respectively, and purchases from and royalties paid to 8th Avenue of $2.4 and $5.2, respectively. During the three and six months ended March 31, 2019, the Company had net sales to 8th Avenue of $0.9 and $2.0, respectively, and purchases from and royalties paid to 8th Avenue of $2.8 and $5.1, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $122.6 and $140.5 at March 31, 2020 and September 30, 2019, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $3.7, $1.2 and $0.7, respectively, at March 31, 2020 and current receivables, current payables and a long-term liability of $5.1, $0.6 and $0.7, respectively, at September 30, 2019. The current receivables, current payables and long-term liability, which related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases, were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $3.8 and $5.0 at March 31, 2020 and September 30, 2019, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.4 and $0.5 at March 31, 2020 and September 30, 2019, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on

Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results from operations are reported in the Weetabix segment (see Note 19). The remaining interest in the consolidated net income and net assets of Weetabix East Africa is allocated to NCI.
NOTE 6 — INCOME TAXES
The effective income tax rate was 21.2% and 21.7% for the three and six months ended March 31, 2020, respectively, and (28.0)% and 14.5% for the three and six months ended March 31, 2019, respectively. In the fiscal 2019 periods, the effective income tax rates differed significantly from the statutory rate as a result of $21.2 of discrete tax benefit items occurring in the three months ended March 31, 2019, of which $17.6 related to excess tax benefits for share-based payments.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact the Company’s accounting for income taxes, such as modifications to the limitation of business interest expense deductibility for tax years beginning in 2019 and 2020, and have been accounted for within the three and six months ended March 31, 2020. The CARES Act did not have a material impact on the Company’s financial statements as its impact primarily related to immaterial short and long-term classifications on the Condensed Consolidated Balance Sheet.
NOTE 7 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is based on the average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock equivalents using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock was calculated using the “if-converted” method. In addition, “Net (loss) earnings for diluted (loss) earnings per share” in the table below has been adjusted for the Company’s share of BellRing’s consolidated net (loss) earnings for diluted (loss) earnings per share, to the extent it is dilutive.
The following table sets forth the computation of basic and diluted (loss) earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net (loss) earnings for basic (loss) earnings per share	$(191.4)	$43.0	$(92.2)	$166.6
Dilutive impact of BellRing net earnings	—	—	—	—
Dilutive preferred stock dividends	—	1.0	—	3.0
Net (loss) earnings for diluted (loss) earnings per share	$(191.4)	$44.0	$(92.2)	$169.6

Weighted-average shares for basic (loss) earnings per share	69.3	70.6	70.0	68.6
Effect of dilutive securities:
Stock options	—	1.7	—	1.9
Stock appreciation rights	—	0.1	—	0.1
Restricted stock units	—	0.4	—	0.4
Preferred shares conversion to common	—	2.5	—	4.2
Total dilutive securities	—	4.7	—	6.6
Weighted-average shares for diluted (loss) earnings per share	69.3	75.3	70.0	75.2

Basic (loss) earnings per common share	$(2.76)	$0.61	$(1.32)	$2.43
Diluted (loss) earnings per common share	$(2.76)	$0.58	$(1.32)	$2.26

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted (loss) earnings per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Stock options	1.7	0.1	1.7	0.4
Stock appreciation rights	0.1	—	0.1	—
Restricted stock units	1.0	—	1.0	—
Performance-based restricted stock awards	0.2	—	0.2	—

NOTE 8 — INVENTORIES

	March 31, 2020	September 30, 2019
Raw materials and supplies	$101.2	$99.4
Work in process	16.2	19.4
Finished products	418.7	425.4
Flocks	32.9	35.6
	$569.0	$579.8

NOTE 9 — PROPERTY, NET

	March 31, 2020	September 30, 2019
Property, at cost	$2,824.2	$2,736.9
Accumulated depreciation	(1,095.0)	(1,000.9)
	$1,729.2	$1,736.0

NOTE 10 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	BellRing Brands	Total
Balance, September 30, 2019
Goodwill (gross)	$2,011.8	$850.7	$1,335.6	$793.6	$180.7	$5,172.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$850.7	$1,335.6	$744.9	$65.9	$4,399.8
Currency translation adjustment	(0.3)	5.1	—	—	—	4.8
Balance, March 31, 2020
Goodwill (gross)	$2,011.5	$855.8	$1,335.6	$793.6	$180.7	$5,177.2
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.4	$855.8	$1,335.6	$744.9	$65.9	$4,404.6

NOTE 11 — INTANGIBLE ASSETS, NET
Total intangible assets are as follows:

	March 31, 2020			September 30, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,298.2	$(621.6)	$1,676.6	$2,297.2	$(562.2)	$1,735.0
Trademarks and brands	793.9	(245.9)	548.0	793.7	(225.2)	568.5
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,095.2	(870.6)	2,224.6	3,094.0	(790.5)	2,303.5
Not subject to amortization:
Trademarks and brands	1,036.5	—	1,036.5	1,035.0	—	1,035.0
	$4,131.7	$(870.6)	$3,261.1	$4,129.0	$(790.5)	$3,338.5

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
At March 31, 2020, the Company’s derivative instruments consisted of:
Not designated as hedging instruments under ASC Topic 815

•	Commodity and energy futures and option contracts, which relate to inputs that generally will be utilized within the next two years;

•	foreign currency forward contracts maturing within the next six months that have the effect of hedging currency fluctuations between the Euro and Pound Sterling;

•	interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:

◦	pay-fixed, receive-variable interest rate swaps maturing in May 2021 and May 2024 that require monthly settlements;

◦	rate-lock interest rate swaps that require nine lump sum settlements with the first settlement occurring in July 2020 and the last in July 2026; and

◦	interest rate swaps that give the Company the option of pay-variable, receive-fixed lump sum settlements with the first settlement occurring in July 2020 and the last in July 2021.
Designated as hedging instruments under ASC Topic 815

•
Pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements and are used as cash flow hedges of forecasted interest payments on BellRing’s variable rate debt.

Interest rate swaps
In the first quarter of fiscal 2020, contemporaneously with the repayment of its term loan, the Company changed the designation of one of its interest rate swap contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the de-designation, the Company reclassified losses previously recorded in accumulated OCI of $7.2 to “Interest expense, net” in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2020. In the first quarter of fiscal 2019, the Company terminated $800.0 notional value of its interest rate swaps that were designated as hedging instruments. In connection with this termination, the Company received cash proceeds of $29.8, and reclassified previously recorded gains from accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2019.
Cross-currency swaps
The Company terminated $448.7 and $214.2 notional value of its cross-currency swap contracts that were designated as hedging instruments during the second quarter of fiscal 2020 and the first quarter of fiscal 2019, respectively. In connection with these terminations, the Company received cash proceeds of $50.3 during the three and six months ended March 31, 2020 and $26.2 during the six months ended March 31, 2019, both of which were recorded to accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event United Kingdom-based operations are substantially liquidated.
The following table shows the notional amounts of derivative instruments held.

	March 31, 2020	September 30, 2019
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$53.4	$47.1
Energy contracts	93.0	39.8
Foreign exchange contracts - Forward contracts	3.3	—
Interest rate swaps	272.4	73.1
Interest rate swaps - Rate-lock swaps	1,774.3	1,531.0
Interest rate swaps - Options	650.0	—
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	—	448.7
Interest rate swaps	350.0	200.0

The following table presents the balance sheet location and fair value of the Company’s derivative instruments, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	March 31, 2020	September 30, 2019	March 31, 2020	September 30, 2019
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$2.3	$1.9	$—	$—
Energy contracts	Prepaid expenses and other current assets	0.2	0.7	—	—
Commodity contracts	Other assets	1.7	0.1	—	—
Energy contracts	Other assets	0.3	—	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	1.3	—	1.3
Foreign exchange contracts	Other assets	—	19.2	—	19.2
Interest rate swaps	Prepaid expenses and other current assets	7.8	—	—	—
Interest rate swaps	Other assets	13.1	—	—	—
		$25.5	$23.2	$—	$20.5

Liability Derivatives:
Commodity contracts	Other current liabilities	$5.1	$1.0	$—	$—
Energy contracts	Other current liabilities	14.9	1.5	—	—
Energy contracts	Other liabilities	7.8	0.1	—	—
Interest rate swaps	Other current liabilities	99.2	85.1	3.8	1.6
Interest rate swaps	Other liabilities	464.2	330.4	6.8	6.2
		$591.2	$418.1	$10.6	$7.8

The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2020	2019
Commodity contracts	Cost of goods sold	$8.0	$3.2
Energy contracts	Cost of goods sold	26.0	(8.3)
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	—
Interest rate swaps (a)	Expense on swaps, net	224.6	63.0

(a)
For the three months ended March 31, 2020 and 2019, “Expense on swaps, net” related to our interest rate swaps not designated as hedging instruments included cash settlements paid of $0.4 and $0.1, respectively.

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI		Loss (Gain) Reclassified from Accumulated OCI including NCI into Earnings		Statement of Operations Location
	2020	2019	2020	2019
Interest rate swaps	$11.0	$2.5	$(0.2)	$(0.4)	Interest expense, net
Cross-currency swaps	(66.8)	9.4	—	—	Expense on swaps, net

The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the six months ended March 31, 2020 and 2019.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2020	2019
Commodity contracts	Cost of goods sold	$6.1	$3.0
Energy contracts	Cost of goods sold	23.5	—
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	—
Interest rate swaps (a)	Expense on swaps, net	163.2	114.7

(a)
For the six months ended March 31, 2020 and 2019, “Expense on swaps, net” related to our interest rate swaps not designated as hedging instruments included cash settlements paid of $19.5 and $0.3, respectively.

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI		Loss (Gain) Reclassified from Accumulated OCI including NCI into Earnings		Statement of Operations Location
	2020	2019	2020	2019
Interest rate swaps	$9.7	$7.1	$7.0	$(30.5)	Interest expense, net
Cross-currency swaps	(32.2)	(19.6)	—	—	Expense on swaps, net

Accumulated OCI, including amounts reported as NCI, included a $89.0 net gain on hedging instruments before taxes ($67.0 after taxes) at March 31, 2020, compared to a $59.5 net gain before taxes ($44.5 after taxes) at September 30, 2019. Approximately $3.8 of the net hedging losses reported in accumulated OCI at March 31, 2020 is expected to be reclassified into earnings within the next 12 months. For gains or losses associated with interest rate swaps, the reclassification will occur over the term of the related debt. Reclassification of gains and losses reported in accumulated OCI into earnings related to the cross-currency swaps will only occur in the event United Kingdom-based operations are substantially liquidated. Accumulated OCI included settlements of and previously unrealized gains on cross-currency swaps of $99.5 and $36.5 at March 31, 2020 and September 30, 2019, respectively. In connection with the settlements and terminations of cross-currency swaps, the Company recognized gains in accumulated OCI of $61.6 and $63.0 during the three and six months ended March 31, 2020, respectively, and $1.3 and $29.6 during the three and six months ended March 31, 2019, respectively.
At March 31, 2020 and September 30, 2019, the Company had pledged collateral of $17.0 and $3.7, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	March 31, 2020			September 30, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$10.6	$10.6	$—	$11.2	$11.2	$—
Derivative assets	25.5	—	25.5	23.2	—	23.2
	$36.1	$10.6	$25.5	$34.4	$11.2	$23.2
Liabilities:
Deferred compensation liabilities	$26.5	$—	$26.5	$31.0	$—	$31.0
Derivative liabilities	591.2	—	591.2	418.1	—	418.1
	$617.7	$—	$617.7	$449.1	$—	$449.1

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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of the outstanding borrowings under Post’s Revolving Credit Facility (as defined in Note 16), municipal bond and BellRing’s Revolving Credit Facility (as defined in Note 16) as of March 31, 2020 approximated its carrying value. Based on current market rates, the fair value of the Company’s debt, excluding outstanding borrowings under Post’s Revolving Credit Facility, municipal bond and BellRing’s Revolving Credit Facility (Level 2), was $6,671.9 and $7,412.0 as of March 31, 2020 and September 30, 2019, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
At both March 31, 2020 and September 30, 2019, the Company had land and buildings classified as assets held for sale related to the closures of the Company’s Clinton Plant and Asheboro Facility. The Company sold a portion of the Clinton Plant in March 2020. The Clinton Plant and Asheboro Facility are both reported in the Post Consumer Brands segment. For additional information on assets and liabilities held for sale, see Note 4. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. In the six months ended March 31, 2020, the book values of the land and buildings related to the closure of the Asheboro Facility were both lower than fair value; therefore, no fair value adjustment was recorded to the assets that were classified as held for sale. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2019	$9.9
Proceeds from the sale of assets held for sale	(2.4)
Balance, March 31, 2020	$7.5

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
No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three or six months ended March 31, 2020 or 2019. At March 31, 2020 and September 30, 2019, the Company had $3.5 and $6.2, respectively, accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s financial condition, results of operations and cash flows could be materially affected.
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
During the three and six months ended March 31, 2019, the Company expensed $0.4 and $4.7, respectively, related to these matters, which was included in “Interest expense, net” in the Condensed Consolidated Statements of Operations. At September 30, 2019, the Company had an accrual of $19.1, which was reported in “Other current liabilities” on the Condensed Consolidated Balance Sheet. All remaining cash payments related to this matter were made in October 2019 and there was no accrual reported on the Condensed Consolidated Balance Sheet as of March 31, 2020. In addition, no expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three or six months ended March 31, 2020.
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
NOTE 15 — LEASES
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
The Company has certain lease arrangements that include variable rental payments. The future variability of these payments and adjustments are unknown and therefore are not included in minimum rental payments used to determine ROU assets and lease liabilities. The Company has lease arrangements where it makes separate payments to the lessor based on the lessor’s common area maintenance expenses, property and casualty insurance costs, property taxes assessed on the property and other variable expenses. As the Company has elected the practical expedient not to separate lease and non-lease components, these variable amounts are captured in operating lease expense in the period in which they are incurred. Variable rental payments are recognized in the period in which their associated obligation is incurred.
As most of the Company’s lease arrangements do not provide an implicit interest rate, an incremental borrowing rate (“IBR”) is applied in determining the present value of future payments. The Company’s IBR is selected based upon information available at the lease commencement date.
ROU assets are recorded as “Other assets,” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term and is included in either “Cost of goods sold” or “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.

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

•	Lease vs non-lease components — The Company elected to combine lease and non-lease components as a single component and the total consideration for the arrangements was accounted for as a lease.
The following table presents the balance sheet location of the Company’s operating leases.

March 31, 2020
ROU assets:
Other assets	$123.2

Lease liabilities:
Other current liabilities	$23.2
Other liabilities	110.8
Total lease liabilities	$134.0

The following table presents maturities of the Company’s operating lease liabilities as of March 31, 2020, presented under ASC Topic 842.

March 31, 2020
Remaining fiscal 2020	$14.7
Fiscal 2021	27.4
Fiscal 2022	26.3
Fiscal 2023	23.3
Fiscal 2024	17.2
Thereafter	51.1
Total future minimum payments	$160.0
Less: Implied interest	26.0
Total lease liabilities	$134.0

The following table presents future minimum rental payments under the Company’s noncancelable operating lease agreements as of September 30, 2019, presented under ASC Topic 840.

September 30, 2019
Fiscal 2020	$28.3
Fiscal 2021	29.0
Fiscal 2022	28.1
Fiscal 2023	25.4
Fiscal 2024	19.2
Thereafter	77.3
Total future minimum payments (a)	$207.3

(a)
Future minimum payments as of September 30, 2019 included $36.0 related to a real estate lease, consisting of land and a building, that was purchased by the Company in December 2019 and the Company de-recognized both a ROU asset and lease liability of $23.1 and recognized the assets as property on the Condensed Consolidated Balance Sheet.

As reported under ASC Topic 842, operating lease expense for the three and six months ended March 31, 2020 was $10.1 and $21.1, respectively. Of the total operating lease expense incurred during the three and six months ended March 31, 2020, $1.3 and $2.5, respectively, related to variable lease costs and $1.7 and $3.7, respectively, related to short-term lease costs. As reported under ASC Topic 840, rent expense during the three and six months ended March 31, 2019 was $10.2 and $20.1, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the six months ended March 31, 2020 were $14.5. ROU assets obtained in exchange for operating lease liabilities during the six months ended March 31, 2020 were $0.8. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2020 was approximately 7 years and the weighted average incremental borrowing rate was 4.41% as of March 31, 2020.
NOTE 16 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	March 31, 2020	September 30, 2019
4.625% Senior Notes maturing April 2030	$1,250.0	$—
5.50% Senior Notes maturing December 2029	750.0	750.0
5.625% Senior Notes maturing January 2028	940.9	940.9
5.50% Senior Notes maturing March 2025	—	1,000.0
5.75% Senior Notes maturing March 2027	1,299.3	1,299.3
5.00% Senior Notes maturing August 2026	1,697.3	1,697.3
8.00% Senior Notes maturing July 2025	—	122.2
Term Loan	—	1,309.5
Revolving Credit Facility	500.0	—
BellRing Term B Facility	691.3	—
BellRing Revolving Credit Facility	120.0	—
Municipal bond	6.3	—
Capital lease	—	0.1
	$7,255.1	$7,119.3
Less: Current portion of long-term debt	36.1	13.5
Debt issuance costs, net	62.8	69.0
Plus: Unamortized premium and discount, net	15.1	29.2
Total long-term debt	$7,171.3	$7,066.0
Senior Notes
On February 26, 2020, the Company issued $1,250.0 principal value of 4.625% senior notes due in April 2030. The 4.625% senior notes were issued at par, and the Company received $1,241.0 after incurring investment banking and other fees and expenses of $9.0, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 4.625% senior notes will be due semi-annually each April 15 and October 15, beginning on October 15, 2020. With the net proceeds received from this issuance, the Company repaid the $1,000.0 outstanding principal balance of the 5.50% senior notes due in March 2025. In connection with the early repayment of these notes, the Company recorded expense of $50.0 in the three and six months ended March 31, 2020, which is included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations. This loss included a premium of $41.3 and debt issuance costs write-offs of $8.7.
In the second quarter of fiscal 2020, the Company repaid the $122.2 outstanding principal balance of the 8.00% senior notes using cash on hand. In connection with the early repayment of these notes, the Company recorded expense of $9.2 in the three and six months ended March 31, 2020, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations. This loss included a premium of $8.5 and debt issuance costs write-offs of $0.7.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Company incurred $3.5 of issuance costs in connection with entering into the Credit Agreement, which will be deferred and amortized to interest expense over the term of the Credit Agreement. Additionally, the Company recorded write-offs of debt issuance costs of $0.8 in the three and six months ended March 31, 2020, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.
On March 23, 2020, the Company borrowed $500.0 under the Revolving Credit Facility. The proceeds under the Revolving Credit Facility may be used for working capital, general corporate or other purposes as permitted by the Revolving Credit Facility. The Revolving Credit Facility has outstanding letters of credit of $21.8, which reduced the available borrowing capacity under the Revolving Credit Facility to $228.2 at March 31, 2020. The outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
The Credit Agreement provides for potential incremental revolving and term facilities at the request of the Company and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Credit Agreement.
The Credit Agreement permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and authorizes the release of liens on) the assets of, and the equity interests in, such unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors under the Credit Agreement. The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial domestic subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which includes 8th Avenue and its subsidiaries and BellRing Brands, Inc. and its subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real estate.
Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin, which initially were 1.50% for Eurodollar rate-based loans and 0.50% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio (as defined in the Credit Agreement), with the applicable margin for Eurodollar rate loans and base rate loans being (i) 2.00% and 1.00%, respectively, if the secured net leverage ratio is greater than or equal to 3.00:1.00, (ii) 1.75% and 0.75%, respectively, if the secured net leverage ratio is less than 3.00:1.00 and greater than or equal to 1.50:1.00 or (iii) 1.50% and 0.50%, respectively, if the secured net leverage ratio is less than 1.50:1.00. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility initially accrued at the rate of 0.25%, and thereafter, will accrue at a rate of 0.375% if the Company’s secured net leverage ratio is greater than 3.00:1.00, and will accrue at a rate of 0.25% if the Company’s secured net leverage ratio is less than or equal to 3.00:1.00.
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or default under certain other indebtedness in excess of $100.0, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $100.0, attachments issued against all or any material part of the Company’s property, certain events under the Employee Retirement Income Security Act of 1974 (“ERISA”), a change of control (as defined in the Credit Agreement), the invalidity of any loan document and the failure of the collateral documents to create a valid and perfected first priority lien (subject to certain permitted liens). Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the Credit Agreement may accelerate and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees of the Company’s obligations under the Credit Agreement.

2020 Bridge Loan
On October 11, 2019, in connection with the IPO and the formation transactions, the Company entered into a $1,225.0 bridge facility agreement (the “2020 Bridge Loan Facility”) and borrowed $1,225.0 under the 2020 Bridge Loan Facility (the “2020 Bridge Loan”). On October 21, 2019, BellRing entered into a borrower assignment and assumption agreement with the Company and the administrative agent under the 2020 Bridge Loan Facility, under which BellRing became the borrower under the 2020 Bridge Loan and assumed all interest of $2.2 thereunder, and the Company and its subsidiary guarantors (other than BellRing and its domestic subsidiaries) were released from all material obligations thereunder. The Company retained the net cash proceeds of the 2020 Bridge Loan, and following the assumption by BellRing of the 2020 Bridge Loan Facility, used the cash proceeds of the 2020 Bridge Loan to repay a portion of the $1,309.5 outstanding principal balance of its term loan. The domestic subsidiaries of BellRing continued to guarantee the 2020 Bridge Loan, and BellRing’s obligations under the 2020 Bridge Loan became secured by a first priority security interest in substantially all of the assets (other than real estate) of BellRing and in substantially all of the assets of its subsidiary guarantors. On October 21, 2019, the 2020 Bridge Loan was repaid in full by BellRing. In connection with the 2020 Bridge Loan Facility, the Company incurred issuance costs of $19.1, of which $15.3 were refunded to the Company at the closing of the IPO on October 21, 2019, and the remaining $3.8 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2020.
2018 Bridge Loan
On September 24, 2018, in connection with the 8th Avenue Transactions, the Company entered into a $625.0 bridge facility agreement (the “2018 Bridge Loan Facility”) and borrowed $625.0 under the 2018 Bridge Loan. In connection with the 2018 Bridge Loan Facility, the Company incurred issuance costs of $10.4, of which $7.8 were refunded to the Company at the closing of the 8th Avenue Transactions on October 1, 2018, and the remaining $2.6 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2019. Upon the closing of the 8th Avenue Transactions on October 1, 2018, the 2018 Bridge Loan was assumed by 8th Avenue and the Company was released from its repayment obligations thereunder while retaining the proceeds from the 2018 Bridge Loan.
Term Loan
As discussed above, the Company used the cash proceeds from the 2020 Bridge Loan to repay a portion of the $1,309.5 outstanding principal balance of its term loan. Subsequent to this repayment, the Company used cash on hand to repay the remaining outstanding principal balance of its term loan. In connection with these repayments, the Company recorded a write-off of debt issuance costs of $9.1, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2020. The term loan bore interest at an annual rate equal to either the base rate or Eurodollar rate plus an applicable margin of 2.00% for Eurodollar rate-based loans and 1.00% for base rate-based loans. The interest rate on the term loan was 4.04% at September 30, 2019.
Municipal Bond
In connection with the construction of a filtration system at the Company’s potato plant in Chaska, Minnesota, the Company incurred debt that guarantees the repayment of certain industrial revenue bonds used to finance the construction of the project. Principal payments are due annually on March 1, and interest payments are due semi-annually each March 1 and September 1. The debt matures on March 1, 2028.
BellRing’s Credit Agreement and Senior Debt Facilities
On October 21, 2019, BellRing entered into a credit agreement (the “BellRing Credit Agreement”), which provides for a term B loan facility in an aggregate principal amount of $700.0 (the “BellRing Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “BellRing Revolving Credit Facility”), with the commitments under the BellRing Revolving Credit Facility to be made available to BellRing in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the BellRing Credit Agreement in an aggregate amount of up to $20.0. The outstanding amounts under the BellRing Revolving Credit Facility and BellRing Term B Facility must be repaid on or before October 21, 2024.
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

During the three and six months ended March 31, 2020, BellRing borrowed $65.0 and $185.0 under the BellRing Revolving Credit Facility, respectively, and repaid $25.0 and $65.0 on the BellRing Revolving Credit Facility, respectively. As of March 31, 2020, the available borrowing capacity under the BellRing Revolving Credit Facility was $80.0 at March 31, 2020, and there were no outstanding letters of credit.
Borrowings under the BellRing Term B Facility bear interest, at the option of BellRing, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. The BellRing Term B Facility requires quarterly scheduled amortization payments of $8.75 which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. The BellRing Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) beginning with the fiscal year ending September 30, 2020, of 75% of consolidated excess cash flow (as defined in the BellRing Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the BellRing Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). The BellRing Term B Facility may be optionally prepaid at 101% of the principal amount prepaid at any time during the first 12 months following the closing of the BellRing Term B Facility, and without premium or penalty thereafter.
Borrowings under the BellRing Revolving Credit Facility bear interest, at the option of BellRing, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially were 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the BellRing Revolving Credit Facility initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum.
The BellRing Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the BellRing Credit Agreement.
The BellRing Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or default under certain other material indebtedness, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $65.0, certain events under ERISA, the invalidity of any loan document, a change in control and the failure of the collateral documents to create a valid and perfected first priority lien. Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the BellRing Credit Agreement may accelerate and the agent and lenders under the BellRing Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees of BellRing’s obligations under the BellRing Credit Agreement.
Obligations under the BellRing Credit Agreement are guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing (other than immaterial subsidiaries and certain excluded subsidiaries) and are secured by security interests in substantially all of the assets of BellRing and the assets of its subsidiary guarantors (other than real estate), subject to limited exceptions. The Company and its subsidiaries (other than BellRing and certain of its subsidiaries) are not obligors or guarantors under the BellRing debt facilities.
Repayments of Long-Term Debt
The following tables show the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Three Months Ended March 31,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Premium Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	5.50% Senior Notes maturing in March 2025	1,000.0	—	41.3	8.7	—
	8.00% Senior Notes	122.2	—	8.5	0.7	—
	BellRing Revolving Credit Facility	25.0	—	—	—	—
	BellRing Term B Facility	8.7	—	—	—	—
	Municipal bond	1.1	—	—	—	—
	Credit Agreement	—	—	—	0.8	—
2020	Total	$1,157.0	$—	$49.8	$10.2	$—

	Capital lease	0.1	—	—	—	—
2019	Total	$0.1	$—	$—	$—	$—

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Six Months Ended March 31,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Premium Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	Term Loan	$1,309.5	$—	$—	$9.1	$—
	2020 Bridge Loan	1,225.0	—	—	3.8	—
	5.50% Senior Notes maturing in March 2025	1,000.0	—	41.3	8.7	—
	8.00% Senior Notes	122.2	—	8.5	0.7	—
	BellRing Revolving Credit Facility	65.0	—	—	—	—
	BellRing Term B Facility	8.7	—	—	—	—
	Municipal bond	1.1	—	—	—	—
	Credit Agreement	—	—	—	0.8	—
2020	Total	$3,731.5	$—	$49.8	$23.1	$—

	Term Loan	$863.0	$—	$—	$7.6	$—
	5.75% Senior Notes	27.0	(1.5)	—	0.3	(0.7)
	5.625% Senior Notes	20.0	(1.3)	—	0.2	—
	5.00% Senior Notes	13.0	(1.2)	—	0.1	—
	Capital lease	0.1	—	—	—	—
	2018 Bridge Loan	—	—	—	2.6	—
2019	Total	$923.1	$(4.0)	$—	$10.8	$(0.7)

Debt Covenants
Credit Agreement
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum secured net leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of March 31, 2020, the Company’s secured net leverage ratio did not exceed this threshold.
The Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.

BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of March 31, 2020.
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
The following tables provide the components of net periodic benefit cost (gain) for the pension plans.

	North America
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service cost	$1.0	$0.9	$2.1	$1.9
Interest cost	0.9	1.0	1.8	2.0
Expected return on plan assets	(1.6)	(1.6)	(3.2)	(3.2)
Recognized net actuarial loss	0.4	—	0.9	—
Recognized prior service cost	0.1	0.1	0.1	0.1
Net periodic benefit cost	$0.8	$0.4	$1.7	$0.8

	Other International
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service cost	$—	$1.5	$—	$2.9
Interest cost	3.7	4.8	7.4	9.6
Expected return on plan assets	(6.2)	(7.3)	(12.4)	(14.6)
Net periodic benefit gain	$(2.5)	$(1.0)	$(5.0)	$(2.1)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service cost	$0.2	$0.1	$0.3	$0.2
Interest cost	0.4	0.5	0.9	1.1
Recognized net actuarial loss	0.1	—	0.3	—
Recognized prior service credit	(1.1)	(1.2)	(2.3)	(2.4)
Net periodic benefit gain	$(0.4)	$(0.6)	$(0.8)	$(1.1)

NOTE 18 — SHAREHOLDERS’ EQUITY
Stock Repurchases
During the three months ended March 31, 2020, the Company repurchased 2.0 shares of its common stock at an average share price of $101.77 per share for a total cost of $206.0, including broker’s commissions. During the six months ended March 31, 2020, the Company repurchased 4.2 shares of its common stock at an average share price of $102.40 for a total cost of $429.1, including broker’s commissions. Purchases of treasury stock in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2020 included $8.7 of repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020. During the three months ended March 31, 2019, the Company repurchased 0.4 shares of its common stock at an average share price of $97.68 per share for a total cost of $40.5, including broker’s commissions. During the six months ended March 31, 2019, the Company repurchased 0.7 shares of its common stock at an average share price of $93.77 per share for a total cost of $65.8, including broker’s commissions.
2.5% Series C Cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred”) Conversion and Redemption
In the second quarter of fiscal 2019, the Company completed the redemption of its Series C Preferred. Substantially all of the 3.2 shares of Series C Preferred outstanding as of January 10, 2019, the date the Series C Preferred redemption was announced, were converted into 5.9 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series C Preferred. The remaining shares of Series C Preferred were redeemed.
Exercises of Stock Options
During the three and six months ended March 31, 2019, the Company had 1.3 stock options exercised at a weighted average exercise price per share of $32.71 and as a result, received proceeds of $41.5. The Company had minimal stock options exercised during the three and six months ended March 31, 2020 and received proceeds of $0.6 and $3.4, respectively.
NOTE 19 — SEGMENTS
At March 31, 2020, the Company’s reportable segments were as follows:

•	Post Consumer Brands: North American RTE cereal;

•	Weetabix: primarily United Kingdom RTE cereal and muesli;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: side dishes and egg, cheese and sausage products; and

•	BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Sales
Post Consumer Brands	$507.9	$459.1	$949.1	$914.4
Weetabix	113.4	104.1	214.9	205.0
Foodservice	378.4	389.1	799.0	797.2
Refrigerated Retail	237.6	219.5	487.5	481.1
BellRing Brands	257.5	216.5	501.5	402.3
Eliminations	(0.6)	(0.5)	(1.0)	(0.9)
Total	$1,494.2	$1,387.8	$2,951.0	$2,799.1
Segment Profit
Post Consumer Brands	$92.4	$83.2	$173.0	$167.2
Weetabix	28.0	23.6	51.7	42.5

Foodservice	23.8	47.4	70.8	100.1
Refrigerated Retail	30.2	26.5	56.2	57.0
BellRing Brands	35.1	44.0	84.4	79.2
Total segment profit	209.5	224.7	436.1	446.0
General corporate expenses and other	52.7	37.3	80.1	85.7
Gain on sale of business	—	(2.6)	—	(127.3)
Interest expense, net	94.0	85.5	196.9	144.9
Loss on extinguishment of debt, net	60.0	—	72.9	6.1
Expense on swaps, net	224.6	63.0	163.2	114.7
(Loss) earnings before income taxes and equity method loss	$(221.8)	$41.5	$(77.0)	$221.9
Net sales by product
Cereal and granola	$621.1	$563.2	$1,163.6	$1,119.4
Eggs and egg products	363.2	381.1	758.5	775.8
Side dishes	143.1	123.4	291.6	269.1
Cheese and dairy	56.5	53.7	124.1	124.0
Sausage	40.3	36.7	86.2	80.3
Protein-based products and supplements	257.6	216.5	501.7	402.3
Other	12.9	13.7	26.1	29.1
Eliminations	(0.5)	(0.5)	(0.8)	(0.9)
Total	$1,494.2	$1,387.8	$2,951.0	$2,799.1
Depreciation and amortization
Post Consumer Brands	$28.1	$29.9	$56.0	$59.4
Weetabix	8.6	8.8	17.3	17.5
Foodservice	29.7	27.7	58.7	54.7
Refrigerated Retail	17.6	19.7	35.0	37.7
BellRing Brands	6.4	6.3	12.8	12.7
Total segment depreciation and amortization	90.4	92.4	179.8	182.0
Corporate and accelerated depreciation	1.1	5.4	2.0	9.4
Total	$91.5	$97.8	$181.8	$191.4

Assets			March 31, 2020	September 30, 2019
Post Consumer Brands			$3,321.8	$3,296.3
Weetabix			1,793.5	1,779.1
Foodservice and Refrigerated Retail			5,093.5	5,033.8
BellRing Brands			725.5	594.0
Corporate			1,303.3	1,248.4
Total			$12,237.6	$11,951.6

NOTE 20 — SUBSEQUENT EVENT
On May 5, 2020, the Company repaid $150.0 of the outstanding principal value on its Revolving Credit Facility using cash on hand. As of May 5, 2020, the Revolving Credit Facility had outstanding letters of credit of $21.8, which reduced the available borrowing capacity under the Revolving Credit Facility to $378.2.

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
At March 31, 2020, our reportable segments were as follows:

•	Post Consumer Brands: North American ready-to-eat (“RTE”) cereal;

•	Weetabix: primarily United Kingdom RTE cereal and branded muesli;

•	Foodservice: primarily egg and potato products;

•	Refrigerated Retail: side dishes and egg, cheese and sausage products; and

•	BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
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
COVID-19
The COVID-19 pandemic has created global economic disruption and uncertainty, including in our business. We are closely monitoring the impact of the COVID-19 pandemic and are taking necessary actions to ensure our ability to safeguard the health of our employees, maintain the continuity of our supply chain to serve customers and manage our financial performance and liquidity. Examples of actions we have taken in response to the pandemic include:

•	reinforcing manufacturing facilities with adequate supplies, staffing and support;

•	enhancing facility safety measures and working closely with public health officials to follow additional health and safety guidelines;

•	drawing $500.0 million of our $750.0 million revolving credit facility to further enhance liquidity;

•	temporarily suspending our share repurchase program;

•
actively managing our foodservice egg supply, including taking measures to reduce internal production, invoking force majeure contractual rights with respect to certain of our suppliers and repurposing product into our retail channel; and

•
within our foodservice business, approaching cost reduction in a restrained manner with the goal of preserving our ability to respond quickly as demand resumes. We will manage costs more aggressively if the reduced demand for our foodservice products extends over a longer period.

Since the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the categories in which we operate, our products sold through the food, drug and mass, club and eCommerce channels have generally experienced an increase in sales as a result of consumer pantry loading and increased at-home consumption. We expect some of the benefit of what amounts to a massive trial exercise (as consumers try products that they may not have been purchasing previously) to convert into an intermediate term improvement in category trends across our retail businesses. However, there is no guarantee that such increase in sales and/or intermediate term improvement in category trends will continue or be realized. Our foodservice business has been negatively impacted by lower demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section, as well as “Risk Factors” in Part II of this report.
Lease Accounting
On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, we recognized right-of-use assets and lease liabilities of $158.1 million and $168.2 million, respectively, on the balance sheet at October 1, 2019. For additional information regarding the ASUs, refer to Notes 2 and 15 within “Notes to Condensed Consolidated Financial Statements.”
RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$1,494.2	$1,387.8	$106.4	8%	$2,951.0	$2,799.1	$151.9	5%

Operating Profit	$153.5	$186.3	$(32.8)	(18)%	$349.5	$480.2	$(130.7)	(27)%
Interest expense, net	94.0	85.5	(8.5)	(10)%	196.9	144.9	(52.0)	(36)%
Loss on extinguishment of debt, net	60.0	—	(60.0)	n/a	72.9	6.1	(66.8)	(1,095)%
Expense on swaps, net	224.6	63.0	(161.6)	(257)%	163.2	114.7	(48.5)	(42)%
Other income, net	(3.3)	(3.7)	(0.4)	(11)%	(6.5)	(7.4)	(0.9)	(12)%
Income tax (benefit) expense	(47.1)	(11.6)	35.5	306%	(16.7)	32.2	48.9	152%
Equity method loss, net of tax	11.1	8.8	(2.3)	(26)%	18.4	19.5	1.1	6%
Less: Net earnings attributable to noncontrolling interests	5.6	0.3	(5.3)	(1,767)%	13.5	0.6	(12.9)	(2,150)%
Net (Loss) Earnings	$(191.4)	$44.0	$(235.4)	(535)%	$(92.2)	$169.6	$(261.8)	(154)%
Net Sales
Net sales increased $106.4 million, or 8%, during the three months ended March 31, 2020, and increased $151.9 million, or 5%, during the six months ended March 31, 2020, compared to the corresponding periods in the prior year. These increases were due to growth in our BellRing Brands, Post Consumer Brands, Refrigerated Retail and Weetabix segments, partially offset by a decline in our Foodservice segment during the three months ended March 31, 2020. All segments were impacted by significant changes in consumer behavior in response to the COVID-19 pandemic. For further discussion, refer to “Segment Results” within this section.

Operating Profit
Operating profit decreased $32.8 million, or 18%, during the three months ended March 31, 2020, compared to the corresponding period in the prior year. The decrease was primarily due to lower segment profit within our Foodservice and BellRing Brands segments, as well as increased general corporate expenses and other, partially offset by increased segment profit within our Post Consumer Brands, Weetabix and Refrigerated Retail segments.
Operating profit decreased $130.7 million, or 27%, during the six months ended March 31, 2020, compared to the corresponding period in the prior year. In the six months ended March 31, 2019, operating profit was impacted by gains of $127.9 million related to the 8th Avenue Transactions and the sale of our Post Consumer Brands cereal warehouse in Clinton, Massachusetts. Excluding these impacts, operating profit decreased $2.8 million, or 1%, primarily due to lower segment profit within our Foodservice and Refrigerated Retail segments, partially offset by increased segment profit within our Weetabix, Post Consumer Brands and BellRing Brands segments, as well as decreased general corporate expenses and other.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $8.5 million, or 10%, during the three months ended March 31, 2020, compared to the corresponding period in the prior year, driven by an increase in the principal balance of debt outstanding from senior notes issued in fiscal 2020 and fiscal 2019 and debt entered into in connection with the IPO on October 21, 2019, partially offset by reduced interest expense of $15.3 million as a result of the repayment of our term loan in the first quarter of fiscal 2020. Our weighted-average interest rate on our total outstanding debt was 5.4% and 5.3% for the three months ended March 31, 2020 and 2019, respectively. This increase in our weighted-average interest rate was driven by a change in the mix of debt outstanding as a result of repayments and issuances that occurred in the first half of fiscal 2020 and the second half of fiscal 2019.
Interest expense, net increased $52.0 million, or 36%, during the six months ended March 31, 2020, compared to the corresponding period in the prior year, driven by increased reclassifications of losses (compared to gains in the prior year period) of $37.5 million from accumulated other comprehensive loss to interest expense related to our interest rate swap contracts that were previously designated as hedging instruments. Additionally, interest expense was negatively impacted by an increase in the principal balance of debt outstanding from senior notes issued in fiscal 2020 and fiscal 2019 and debt entered into in connection with the IPO on October 21, 2019, partially offset by reduced interest expense of $26.6 million as a result of the repayment of our term loan. Our weighted-average interest rate on our total outstanding debt was 5.5% and 5.2% for the six months ended March 31, 2020 and 2019, respectively. This increase in our weighted-average interest rate was driven by a change in the mix of debt outstanding as a result of repayments and issuances that occurred in the first half of fiscal 2020 and the second half of fiscal 2019. During the six months ended March 31, 2019, we recorded $4.7 million of interest expense related to amounts owed to former holders of shares of Bob Evans Farms, Inc. (“Bob Evans”) common stock who demanded appraisal of their shares under Delaware law and had not withdrawn their demands.
For additional information on our interest rate swaps designated as hedging instruments, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.” For additional information on former holders of Bob Evans common stock who demanded appraisal of their shares, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.” For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Loss on Extinguishment of Debt, Net
Fiscal 2020
During the three months ended March 31, 2020, we recognized a loss of $60.0 million related to the repayments of the outstanding principal balances of our 5.50% notes due in March 2025 and our 8.00% senior notes, as well as the amendment and restatement of our credit agreement.The loss included premiums paid of $49.8 million and write-offs of debt issuance costs of $10.2 million.
During the six months ended March 31, 2020, we recognized a loss of $72.9 million related to the repayments of the outstanding principal balances of our 2020 bridge loan, our term loan, our 5.50% notes due in March 2025 and our 8.00% senior notes, as well as the amendment and restatement of our credit agreement. The loss included premiums paid of $49.8 million and write-offs of debt issuance costs of $23.1 million.

Fiscal 2019
During the six months ended March 31, 2019, we recognized a net loss of $6.1 million related to the repayments of a portion of our term loan, the assumption of our 2018 bridge loan by 8th Avenue in connection with the 8th Avenue Transactions and the repurchase and retirement of portions of the principal balances of our 5.75% senior notes, 5.625% senior notes and 5.00% senior notes. The net loss included write-offs of debt issuance costs of $10.8 million, partially offset by gains realized on debt repurchased at a discount of $4.0 million and the write-off of an unamortized debt premium of $0.7 million.
For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Expense on Swaps, Net
Fiscal 2020
During the three and six months ended March 31, 2020, we recognized net losses of $224.6 million and $163.2 million, respectively, on our interest rate swaps that are not designated as hedging instruments. During the three months ended March 31, 2020, the net losses included non-cash mark-to-market losses of $224.2 million and settlements paid of $0.4 million. During the six months ended March 31, 2020, the net losses included non-cash mark-to-market losses of $143.7 million and settlements paid of $19.5 million.
Fiscal 2019
During the three and six months ended March 31, 2019, we recognized net losses of $63.0 million and $114.7 million, respectively, on our interest rate swaps that are not designated as hedging instruments. Of the total losses recognized in the three months ended March 31, 2019, $62.9 million related to non-cash adjustments and $0.1 million related to cash settlements paid. Of the total losses recognized in the six months ended March 31, 2019, $114.4 million related to non-cash adjustments and $0.3 million related to cash settlements paid.
For additional information on our interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Tax (Benefit) Expense
Our effective income tax rate was 21.2% and 21.7% for the three and six months ended March 31, 2020, respectively, and (28.0)% and 14.5% for the three and six months ended March 31, 2019, respectively. In the fiscal 2019 periods, our effective income tax rates differed significantly from the statutory rate as a result of $21.2 million of discrete tax benefit items occurring in the three months ended March 31, 2019, of which $17.6 million related to excess tax benefits for share-based payments.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact our accounting for income taxes, such as modifications to the limitation of business interest expense deductibility for tax years beginning in 2019 and 2020, and have been accounted for within the three and six months ended March 31, 2020. The CARES Act did not have a material impact on our financial statements as its impact primarily related to immaterial short and long-term classifications on our Condensed Consolidated Balance Sheet.
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
Post Consumer Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$507.9	$459.1	$48.8	11%	$949.1	$914.4	$34.7	4%
Segment Profit	$92.4	$83.2	$9.2	11%	$173.0	$167.2	$5.8	3%
Segment Profit Margin	18%	18%			18%	18%
Net sales for the Post Consumer Brands segment increased $48.8 million, or 11%, for the three months ended March 31, 2020, when compared to the prior year period, primarily driven by 14% higher volume. This increase in volume was largely due to an increase in consumer purchases in response to the COVID-19 pandemic, driven by gains in Honey Bunches of Oats, private label cereal, Pebbles, Malt-O-Meal bag cereal, adult and kid classic brands and Great Grains, partially offset by declines in licensed products and natural and organic cereal volume. Average net selling prices decreased when compared to the prior year period resulting from an unfavorable product mix and higher trade spending, driven by both planned promotional spending, as well as higher than expected volumes of products sold under promotions which were planned and in place prior to the COVID-19 pandemic.
Net sales for the Post Consumer Brands segment increased $34.7 million, or 4%, for the six months ended March 31, 2020, when compared to the prior year period, primarily driven by 5% higher volume. This increase in volume was largely due to an increase in consumer purchases in response to the COVID-19 pandemic, driven by gains in private label cereal, Honey Bunches of Oats, Pebbles and Malt-O-Meal bag cereal, partially offset by volume declines in natural and organic cereal, licensed products, adult classic brands and Great Grains. Average net selling prices decreased when compared to the prior year period resulting from an unfavorable product mix and higher trade spending, driven by both planned promotional spending, as well as higher than expected volumes of products sold under promotions which were planned and in place prior to the COVID-19 pandemic. These negative pricing impacts were partially offset by targeted price increases that occurred in the first quarter of fiscal 2019.
Segment profit for the three months ended March 31, 2020 increased $9.2 million, or 11%, when compared to the prior year period, primarily driven by higher net sales, as previously discussed, lower manufacturing costs of $7.4 million, reduced freight costs of $7.0 million and lower third party consulting costs of $1.5 million. These positive impacts were partially offset by increased employee-related expenses, higher raw material costs of $2.9 million, increased product donations of $2.7 million, increased advertising and consumer spending of $1.6 million and higher warehousing costs of $1.4 million.
Segment profit for the six months ended March 31, 2020 increased $5.8 million, or 3%, when compared to the prior year period, primarily driven by higher net sales, as previously discussed, lower manufacturing costs of $12.1 million and reduced freight costs of $11.5 million. These positive impacts were partially offset by increased employee-related expenses, higher product donations of $4.1 million, increased advertising and consumer spending of $3.5 million, higher warehousing costs of $2.9 million, higher raw material costs of $2.7 million and increased integration expense of $1.5 million.
Weetabix

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$113.4	$104.1	$9.3	9%	$214.9	$205.0	$9.9	5%
Segment Profit	$28.0	$23.6	$4.4	19%	$51.7	$42.5	$9.2	22%
Segment Profit Margin	25%	23%			24%	21%
Net sales for the Weetabix segment increased $9.3 million, or 9%, for the three months ended March 31, 2020, when compared to the prior year period, due to 6% higher volume and improved average net selling prices. This increase in volume was largely due to an increase in consumer purchases in response to the COVID-19 pandemic, driven by increases in biscuit cereal products, partially offset by declines in exports, bars and Weetabix On the Go drink products. Average net selling prices increased primarily due to targeted price increases that occurred in the third quarter of fiscal 2019 and a favorable product mix. Net sales for the three months ended March 31, 2020 were negatively impacted by unfavorable foreign exchange rates when compared to the prior year period.
Net sales for the Weetabix segment increased $9.9 million, or 5%, for the six months ended March 31, 2020, when compared to the prior year period, due to improved average net selling prices, partially offset by lower volume. Average net selling prices increased primarily due to targeted price increases that occurred in the third quarter of fiscal 2019, reduced trade spending and a favorable product mix. Volume was down 1%, primarily driven by declines in non-biscuit cereal products, Weetabix On the Go drink products, exports and bars, partially offset by increases in biscuit cereal products. Additionally, volume for the six months ended March 31, 2020 was positively impacted by an increase in consumer purchases in response to the COVID-19 pandemic. Net sales for the six months ended March 31, 2020 were negatively impacted by unfavorable foreign exchange rates when compared to the prior year period.
Segment profit for the three months ended March 31, 2020 increased $4.4 million, or 19%, when compared to the prior year period. This increase was driven by increased net sales, as previously discussed, partially offset by unfavorable manufacturing costs of $1.6 million, higher advertising and consumer spending of $0.7 million and unfavorable foreign exchange rates when compared to the prior year period.
Segment profit for the six months ended March 31, 2020 increased $9.2 million, or 22%, when compared to the prior year period. This increase was driven by higher net sales, as previously discussed, favorable manufacturing costs of $1.6 million and lower employee-related expenses, partially offset by higher advertising and consumer spending of $2.5 million and unfavorable foreign exchange rates when compared to the prior year period.

Foodservice

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$378.4	$389.1	$(10.7)	(3)%	$799.0	$797.2	$1.8	—%
Segment Profit	$23.8	$47.4	$(23.6)	(50)%	$70.8	$100.1	$(29.3)	(29)%
Segment Profit Margin	6%	12%			9%	13%
Net sales for the Foodservice segment decreased $10.7 million, or 3%, for the three months ended March 31, 2020, when compared to the prior year period, driven by 4% lower volume, partially offset by a favorable product mix. The volume decline was primarily due to lower foodservice product demand as a result of the COVID-19 pandemic. Egg product sales were down $10.0 million, or 3%, with volume down 5%, due to volume losses in the foodservice channel, partially offset by volume gains in the food ingredient channel. Sales of side dishes were up $0.9 million, or 2%, with volume down 2%, due to increased average net selling prices resulting from targeted price increases and a favorable product mix. Sausage sales were down $0.6 million, or 13%, with volume down 11%. Other product sales were down $1.0 million, or 17%, with volume down 14%.
Net sales for the Foodservice segment increased $1.8 million for the six months ended March 31, 2020, when compared to the prior year period, due to a favorable product mix, partially offset by 1% lower volume. Volume for the six months ended March 31, 2020 was negatively impacted by lower foodservice product demand as a result of the COVID-19 pandemic. Egg product sales were down $0.4 million with volume down 1%, due to lower foodservice volume, partially offset by volume gains in the food ingredient channel. Sales of side dishes were up $5.9 million, or 7%, with volume up 4%, due to volume gains and increased average net selling prices from targeted price increases and a favorable product mix. Sausage sales were down $1.3 million, or 13%, with volume down 13%. Other product sales were down $2.4 million, or 20%, with volume down 18%.
Segment profit for the three months ended March 31, 2020 decreased $23.6 million, or 50%, when compared to the prior year period, primarily due to lower foodservice volumes, as previously discussed, increased net product costs and negative impacts related to the COVID-19 pandemic. The impact of the COVID-19 pandemic resulted in lower volume, as previously discussed, as well as increased inventory reserves, including increased reserves for obsolete inventory on short-dated products, of $6.1 million due to the decline in foodservice product demand. Net product costs, excluding inventory reserves, increased $16.3 million driven by (i) start-up costs of $4.2 million related to our new precooked egg facility in Norwalk, Iowa, (ii) manufacturing inefficiencies at certain facilities, (iii) increased freight costs of $2.3 million, (iv) a $2.5 million insurance deductible and approximately $0.5 million of repair and clean-up expenses and incremental external cage free egg purchases to replace lost production due to a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020, (v) $2.7 million of insurance proceeds received in the prior year period in connection with a fire that occurred at our Klingerstown, Pennsylvania facility in the third quarter of fiscal 2018 and (vi) increased raw material costs as a result of increased potato costs. These negative impacts were partially offset by a favorable product mix and lower employee-related expenses.
Segment profit for the six months ended March 31, 2020 decreased $29.3 million, or 29%, when compared to the prior year period, primarily due to lower foodservice volumes, as previously discussed, increased net product costs and negative impacts related to the COVID-19 pandemic. The impact of the COVID-19 pandemic resulted in lower volume, as previously discussed, as well as increased inventory reserves, including increased reserves for obsolete inventory on short-dated products, of $6.1 million due to the decline in foodservice product demand. Net product costs, excluding inventory reserves, increased $24.9 million driven by (i) start-up costs of $6.9 million related to our new precooked egg facility in Norwalk, Iowa, (ii) manufacturing inefficiencies at certain facilities, (iii) increased freight costs of $3.2 million, (iv) a $2.5 million insurance deductible and approximately $0.5 million of repair and clean-up expenses and incremental external cage free egg purchases to replace lost production due to a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020, (v) $4.7 million of insurance proceeds received in the prior year period in connection with a fire that occurred at our Klingerstown, Pennsylvania facility in the third quarter of fiscal 2018 and (vi) increased raw material costs as a result of increased potato costs. These negative impacts were partially offset by a favorable product mix and lower employee-related expenses.

Refrigerated Retail

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$237.6	$219.5	$18.1	8%	$487.5	$481.1	$6.4	1%
Segment Profit	$30.2	$26.5	$3.7	14%	$56.2	$57.0	$(0.8)	(1)%
Segment Profit Margin	13%	12%			12%	12%
Net sales for the Refrigerated Retail segment increased $18.1 million, or 8%, for the three months ended March 31, 2020, when compared to the prior year period. Volume for the three months ended March 31, 2020 was positively impacted by an increase in consumer purchases in response to the COVID-19 pandemic. Sales of side dishes increased $19.1 million, or 23%, with volume up 13%, driven by higher branded dinner and breakfast sides volume and increased average net selling prices resulting from targeted price increases and reduced trade spending, partially offset by lower deli sides volume. Sausage sales increased $4.2 million, or 13%, driven by 9% higher volume and higher average net selling prices as a result of reduced trade spending. Cheese and other dairy case product sales were up $3.4 million, or 6%, with volume down 4%, primarily due to higher average net selling prices as a result of targeted price increases and lower trade spending, partially offset by branded and deli cheese distribution losses. Egg product sales were down $8.2 million, or 19%, with volume down 13%, due to losses in branded egg product volume, lower average net selling prices due to lower market-based egg prices and an unfavorable product mix, as well as the decision to exit certain low-margin business. Sales of other products were down $0.4 million, or 4%, with volume down 10%.
Net sales for the Refrigerated Retail segment increased $6.4 million, or 1%, for the six months ended March 31, 2020, when compared to the prior year period. Volume for the six months ended March 31, 2020 was positively impacted by an increase in consumer purchases in response to the COVID-19 pandemic. Sales of side dishes increased $16.6 million, or 9%, with volume up 3%, driven by higher branded dinner sides volume and average net selling prices resulting from targeted price increases and reduced trade spending, partially offset by lower deli sides, private label sides and breakfast sides volumes. Sausage sales increased $7.2 million, or 10%, driven by higher average net selling prices as a result of reduced trade spending, as well as 2% higher volume. Cheese and other dairy case product sales were up $1.3 million, or 1%, with volume down 6%, primarily due to higher average net selling prices as a result of targeted price increases and lower trade spending, partially offset by branded and deli cheese distribution losses. Egg product sales were down $16.9 million, or 19%, with volume down 10%, due to losses in branded egg product volume, lower average net selling prices due to lower market-based egg prices and an unfavorable product mix, as well as the decision to exit certain low-margin business. Sales of other products were down $1.8 million, or 10%, with volume down 13%.
Segment profit increased $3.7 million, or 14%, for the three months ended March 31, 2020, when compared to the prior year period. This increase was primarily due to higher net sales, as previously discussed, partially offset by higher net raw material costs of $4.0 million (due to higher cheese and egg input costs of $5.8 million and $0.3 million, respectively, partially offset by lower sow costs of $2.1 million), higher advertising and promotion costs of $2.0 million and increased employee-related expenses.
Segment profit decreased $0.8 million, or 1%, for the six months ended March 31, 2020, when compared to the prior year period. This decrease was primarily due to higher net raw material costs of $8.7 million (due to higher cheese and egg input costs of $11.3 million and $0.3 million, respectively, partially offset by lower sow costs of $2.9 million), increased employee-related expenses, higher advertising and promotion costs of $1.7 million, increased third party consulting costs of $1.5 million and higher freight costs of $1.4 million. These negative impacts were partially offset by higher net sales, as previously discussed.
BellRing Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$257.5	$216.5	$41.0	19%	$501.5	$402.3	$99.2	25%
Segment Profit	$35.1	$44.0	$(8.9)	(20)%	$84.4	$79.2	$5.2	7%
Segment Profit Margin	14%	20%			17%	20%
Net sales for the BellRing Brands segment increased $41.0 million, or 19%, for the three months ended March 31, 2020, when compared to the prior year period. Sales of Premier Protein products were up $44.2 million, or 26%, with volume up 27%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to increased consumer purchases in response to the COVID-19 pandemic, distribution gains, increased promotional activity and lapping short-term capacity constraints in the second quarter of 2019. This positive impact was partially offset by a decrease in average net selling prices in the three months ended March 31, 2020 due to increased promotional spending. Sales of Dymatize products were down $0.7 million, or 2%, with volume up 1%. Sales decreased primarily due to an unfavorable sales mix resulting from an increase in lower-priced powder volumes. Volumes increased primarily due to eCommerce gains, partially offset by lower FDM (lapping prior year promotional activity) and international sales (resulting largely from temporary specialty retail store closures in reaction to the COVID-19 pandemic). Sales of PowerBar products were down $2.5 million, or 20%, with volume down 27%, driven by lower international volumes associated with lapping a prior year distribution center transition and planned product discontinuations of certain products in North America. Sales of all other products were flat during the three months ended March 31, 2020 compared to the corresponding prior year period.
Net sales for the BellRing Brands segment increased $99.2 million, or 25%, for the six months ended March 31, 2020, when compared to the prior year period. Sales of Premier Protein products were up $107.4 million, or 34%, with volume up 32%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, lapping short-term capacity constraints in the prior year period and increased consumer purchases in response to the COVID-19 pandemic. Average net selling prices increased in the six months ended March 31, 2020 resulting from targeted price increases that occurred in the second quarter of fiscal 2019. Sales of Dymatize products were down $3.7 million, or 6%, with volume down 1%. Sales decreased primarily due to an unfavorable sales mix resulting from an increase in lower-priced powder volumes. Volumes decreased primarily due to lower FDM sales (lapping prior year promotional activity) and lower international sales (resulting largely from temporary specialty retail store closures in reaction to the COVID-19 pandemic), partially offset by higher eCommerce volumes. Sales of PowerBar products were down $3.7 million, or 16%, with volume down 27%, driven by planned product discontinuations of certain products in North America and lower international volumes associated with lapping a prior year distribution center transition. Sales of all other products were down $0.8 million.
Segment profit decreased $8.9 million, or 20%, for the three months ended March 31, 2020, when compared to the prior year period. This decrease was primarily driven by increased advertising and consumer spending of $9.9 million, higher net product costs of $4.8 million, as unfavorable raw materials costs were partially offset by lower freight and manufacturing costs, higher employee-related expenses (including stock-based compensation expense of $1.6 million) and incremental public company costs of $2.5 million. These negative impacts were partially offset by higher net sales, as previously discussed.
Segment profit increased $5.2 million, or 7%, for the six months ended March 31, 2020, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, partially offset by increased advertising and consumer spending of $11.7 million, higher net product costs of $6.5 million, as unfavorable raw materials costs were partially offset by lower freight and manufacturing costs, incremental public company costs of $4.3 million, higher employee-related expenses (including stock-based compensation expense of $3.0 million), higher warehousing costs of $2.3 million and increased transaction costs of $1.7 million.
Other Items
General Corporate Expenses and Other

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General corporate expenses and other	$52.7	$37.3	$(15.4)	(41)%	$80.1	$85.7	$5.6	7%
General corporate expenses and other increased $15.4 million, or 41%, for the three months ended March 31, 2020, when compared to the prior year period, primarily driven by increased losses (compared to gains in the prior year period) related to mark-to-market adjustments on commodity hedges of $33.0 million and higher employee-related expenses (including stock-based compensation of $1.0 million), partially offset by increased gains related to expense and mark-to-market adjustments on deferred compensation of $7.4 million, decreased restructuring and plant closure costs of $6.6 million (including lower accelerated depreciation of $4.4 million) and lower third party transaction costs of $3.6 million. General corporate expenses and other was negatively impacted in the three months ended March 31, 2019 by debt consent solicitation costs of $1.3 million.
General corporate expenses and other decreased $5.6 million, or 7%, for the six months ended March 31, 2020, when compared to the prior year period, primarily driven by lower third party transaction costs of $10.8 million, decreased restructuring and plant closure costs of $10.8 million (including lower accelerated depreciation of $7.7 million) and increased gains related to expense and mark-to-market adjustments on deferred compensation of $5.9 million. These positive impacts were partially offset by increased losses (compared to gains in the prior year period) related to mark-to-market adjustments on commodity hedges of $20.1 million and higher stock compensation of $2.6 million. General corporate expenses and other was negatively impacted in the six months ended March 31, 2019 by debt consent solicitation costs of $1.3 million and positively impacted by a gain on assets held for sale of $0.6 million related to our Post Consumer Brands segment.

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

	Three Months Ended March 31,			Six Months Ended March 31,
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	2020	2019	$ Change
Post Consumer Brands	$0.5	$4.3	$3.8	$1.1	$7.6	$6.5
Weetabix	—	2.8	2.8	(0.1)	4.2	4.3
	$0.5	$7.1	$6.6	$1.0	$11.8	$10.8
Gain on Sale of Business
During the three and six months ended March 31, 2019, we recorded gains of $2.6 million and $127.3 million, respectively (adjusted to $126.6 million for the full year ended September 30, 2019), related to the 8th Avenue Transactions. Gains recorded in the six months ended March 31, 2019 included foreign exchange losses previously recorded in accumulated other comprehensive loss of $42.1 million.
LIQUIDITY AND CAPITAL RESOURCES
In connection with completing the BellRing formation transactions and managing our capital structure, we completed the following activities during the six months ended March 31, 2020 (for additional information, see Notes 1, 16 and 18 within “Notes to Condensed Consolidated Financial Statements”):

•	$1,250.0 million principal value issued of 4.625% senior notes due in April 2030;

•	$1,000.0 million principal value repaid and $41.3 million premium payment made on the extinguishment of our 5.50% senior notes due in March 2025;

•	$122.2 million principal value repaid and $8.5 million premium payment made on the extinguishment of our 8.00% senior notes;

•	$1,309.5 million outstanding principal value repaid on our term loan;

•
entered into a second amended and restated credit agreement (the “Credit Agreement”) providing for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”);

•	$500.0 million borrowed under the Revolving Credit Facility;

•	$524.4 million net proceeds received by BellRing from the IPO, after deducting underwriting discounts and commissions;

•	$1,225.0 million borrowed under our 2020 bridge facility agreement (the “2020 Bridge Loan”);

•	$1,225.0 million outstanding principal value repaid by BellRing on the 2020 Bridge Loan;

•
BellRing entered into a credit agreement (the “BellRing Credit Agreement”) providing for debt facilities consisting of a $700.0 million term B loan facility (the “BellRing Term B Facility”) and a $200.0 million revolving credit facility (the “BellRing Revolving Credit Facility”);

•	$700.0 million borrowed by BellRing under the BellRing Term B Facility;

•	$185.0 million borrowed by BellRing under the BellRing Revolving Credit Facility;

•	$65.0 million outstanding principal value repaid by BellRing on the BellRing Revolving Credit Facility; and

•	4.2 million shares of our common stock repurchased at an average share price of $102.4 per share for a total cost of $429.1 million, including broker’s commissions.
On May 5, 2020, subsequent to the end of the period, we repaid $150.0 million of the outstanding principal value on our Revolving Credit Facility using cash on hand. As of May 5, 2020, the Revolving Credit Facility had outstanding letters of credit of $21.8 million, which reduced the available borrowing capacity under our Revolving Credit Facility to $378.2 million.

The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2020	2019
Cash provided by (used in):
Operating activities	$89.0	$204.8
Investing activities	(62.4)	162.9
Financing activities	115.9	(1,209.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	(0.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	$142.1	$(842.6)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have taken steps across the organization to limit discretionary expenses and re-prioritize our capital projects and we continue to focus on cash flow generation. We have temporarily suspended our share repurchase program and have borrowed under our revolving credit facilities in order to increase our cash position and financial flexibility. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. Additionally, we expect to generate positive cash flows from the operations of our diverse businesses, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
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
Obligations under the BellRing Credit Agreement are guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing (other than immaterial subsidiaries and certain excluded subsidiaries) and are secured by security interests in substantially all of the assets of BellRing and the assets of its subsidiary guarantors (other than real estate), subject to limited exceptions. We and our subsidiaries (other than BellRing and certain of its subsidiaries) are not obligors or guarantors under the BellRing debt facilities.
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2020 decreased $115.8 million compared to the prior year period, primarily driven by an increase in cash settlements paid (compared to cash settlements received in the prior year period) of $49.5 million related to our interest rate swaps, higher interest payments of $28.4 million resulting from debt entered into in connection with the IPO and interest paid related to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and had not withdrawn their demands, higher tax payments (net of refunds) of $17.5 million, increased payments of employee incentives, higher advertising and promotional spending and unfavorable changes in working capital, primarily related to fluctuations in the timing of sales and collections of trade receivables, driven by an increase in consumer purchases in response to the COVID-19 pandemic, within our BellRing Brands, Post Consumer Brands, Refrigerated Retail and Weetabix segments and the timing of payments of trade accounts payables within all of our segments.

Investing Activities
Six months ended March 31, 2020
Cash used in investing activities for the six months ended March 31, 2020 was $62.4 million, primarily consisting of capital expenditures of $117.5 million, partially offset by proceeds received of $52.7 million largely resulting from the termination of $448.7 million notional value of our cross-currency swaps that were designated as hedging instruments. The most significant capital expenditure project in the period related to the purchase of a previously leased manufacturing plant in Sulphur Springs, Texas.
Six months ended March 31, 2019
Cash provided by investing activities for the six months ended March 31, 2019 was $162.9 million, driven by proceeds received of $266.8 million related to the 8th Avenue Transactions and proceeds received of $29.6 million largely resulting from the termination of $214.2 million notional value of our cross-currency swaps that were designated as hedging instruments. These positive impacts were partially offset by capital expenditures of $135.5 million. The most significant capital expenditure project in the period related to the construction of a new precooked egg facility in Norwalk, Iowa.
Financing Activities
Six months ended March 31, 2020
Cash provided by financing activities for the six months ended March 31, 2020 was $115.9 million. BellRing Brands, Inc. received $524.4 million net proceeds from the IPO, after deducting underwriting discounts and commissions. We received proceeds of $1,250.0 million from the issuance of our 4.625% senior notes. We borrowed $1,225.0 million under the 2020 Bridge Loan and $500.0 million under the Revolving Credit Facility. BellRing borrowed $700.0 million under the BellRing Term B Facility, at a discount of $14.0 million, and borrowed $185.0 million under the BellRing Revolving Credit Facility. These issuances and borrowings resulted in total proceeds from the issuance of long-term debt of $3,846.0 million. In connection with these issuances, borrowings and the amendment and restatement of our Credit Agreement, we paid $39.8 million in debt issuance costs and deferred financing fees. We repaid the outstanding principal balances on our term loan, our 5.50% senior notes due in March 2025 and our 8.00% senior notes and made a principal payment on our municipal bond. BellRing repaid the outstanding principal balance on the 2020 Bridge Loan and repaid $65.0 million outstanding principal borrowings on the BellRing Revolving Credit Facility, which resulted in total repayments of long-term debt of $3,731.5 million. We paid premiums of $49.8 million related to our early extinguishment of our 5.50% senior notes due in March 2025 and our 8.00% senior notes. In connection with the IPO, we were refunded $15.3 million of debt issuance costs paid in connection with the 2020 Bridge Loan. We paid $437.8 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020.
Six months ended March 31, 2019
Cash used in financing activities for the six months ended March 31, 2019 was $1,209.4 million. During the six months ended March 31, 2019, we repaid $863.0 million outstanding principal value of our term loan, and repurchased and retired $60.0 million principal value of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes, at a discount of $4.0 million. These repayments and repurchases, combined with payments to our capital lease, resulted in total net payments of $919.1 million. Additionally, payments of $253.6 million, excluding interest, were made to former holders of Bob Evans common stock who had demanded appraisal and, who at the time, had not yet been paid for their shares. In connection with the 8th Avenue Transactions, we were refunded $7.8 million of debt issuance costs we paid in fiscal 2018 related to the 2018 bridge loan. We also paid $65.8 million, including broker’s commissions, for the repurchase of shares of our common stock and we received proceeds from the exercises of stock awards of $41.5 million.

Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum secured net leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of March 31, 2020, our secured net leverage ratio did not exceed this threshold. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of March 31, 2020. We do not believe non-compliance is reasonably likely in the foreseeable future.
The BellRing Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the BellRing Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
On October 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” For additional information, refer to Notes 2 and 15 within “Notes to Condensed Consolidated Financial Statements.”
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
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report, including statements regarding the effect of the COVID-19 pandemic on our business and our continuing response to the COVID-19 pandemic. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our results of operations, financial condition and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:

•
the impact of the COVID-19 pandemic, including negative impacts on the global economy and capital markets, our ability to manufacture and deliver our products, operating costs, demand for our foodservice products and our operations generally;

•
disruptions or inefficiencies in the supply chain, including as a result of our reliance on third party suppliers or manufacturers for the manufacturing of many of our products, pandemics, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;

•	significant volatility in the costs or availability of certain commodities (including raw materials and packaging used to manufacture our products), higher freight costs or higher energy costs;

•	changes in economic conditions, disruptions in the United States and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;

•	loss of key employees, employee absenteeism, labor strikes, work stoppages or unionization efforts;

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

•
significant differences in our, 8th Avenue’s and BellRing’s actual operating results from any of our guidance regarding our and 8th Avenue’s future performance and BellRing’s guidance regarding its future performance;

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The COVID-19 pandemic has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the Company is unable to predict or determine the impacts that the COVID-19 pandemic may have on its exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within Item 2 of Part I of this report, as well as “Risk Factors” in Part II of this report.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $13 million and $8 million as of March 31, 2020 and September 30, 2019, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of March 31, 2020, a hypothetical 10% adverse change in the expected Euro-GBP exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount. As of September 30, 2019, a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $51 million.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of March 31, 2020, the Company had outstanding principal value of indebtedness of $7,255.1 million related to its senior notes, term loan, revolving credit facilities and municipal bond. At March 31, 2020, Post’s Revolving Credit Facility and BellRing’s Revolving Credit Facility had available borrowing capacity of $228.2 million and $80.0 million, respectively. Of the total $7,255.1 million of outstanding indebtedness, $5,937.5 million bears interest at a weighted-average fixed interest rate of 5.2%. As of September 30, 2019, the Company had principal value of indebtedness of $7,119.3 million, related to its senior notes, term loan and capital lease. Of the total $7,119.3 million of outstanding indebtedness, $5,809.8 million bore interest at a weighted-average fixed interest rate of 5.5%.
As of March 31, 2020 and September 30, 2019, the fair value of the Company’s total debt, excluding outstanding borrowings under Post’s Revolving Credit Facility and municipal bond and BellRing’s Revolving Credit Facility, was $6,671.9 million and $7,412.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $23 million and $30 million as of March 31, 2020 and September 30, 2019, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by an immaterial amount for both the three and six months ended March 31, 2020. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by an immaterial amount and by approximately $1 million during the three and six months ended March 31, 2019, respectively.
For additional information regarding the Company’s debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”

Interest rate swaps
As of March 31, 2020 and September 30, 2019, the Company had interest rate swaps with a notional value of $3,046.7 million and $1,804.1 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $22 million and $36 million as of March 31, 2020 and September 30, 2019, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 22, 2019, as of and for the year ended September 30, 2019 (the “Form 10-K”). These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks may or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic has and is expected to continue to impact our financial and operational performance.
The COVID-19 pandemic has and is likely to continue to negatively impact the global economy and capital markets, which could result in a prolonged economic downturn or a global economic recession. These impacts could limit our ability to satisfy our debt obligations or the cost or availability of additional capital transactions. As of March 31, 2020, we had $7,255.1 million in aggregate principal amount of debt and $1,179.4 million in cash and cash equivalents.
The rapid spread of COVID-19 has impacted, and we expect will continue to impact, our workforce and operations. We have and could continue to experience labor shortages from increased employee absenteeism in our manufacturing facilities, which has and could continue to negatively impact our production and could negatively impact our ability to deliver our products. We also have and expect to continue to incur increased operating costs, including increased labor-related costs and increased healthcare costs. We have and may continue to incur additional expenses to comply with new requirements imposed by governmental authorities, including purchases of equipment or supplies that are in high demand, as well as engaging third party resources. We have and may have future needs to temporarily close individual production lines or partial or entire manufacturing facilities either due to a widespread employee outbreak, cleaning or related operational interruptions or for other reasons related to COVID-19. The impact of the COVID-19 pandemic on our and our co-manufacturers’ operations could further include interruptions in our supply chain and increases in the cost or availability of ingredients, packaging and other materials.
We have and expect to continue to experience reduced demand for our foodservice products due to reduced consumer traffic in restaurants, schools and other locations. Due to such reduced demand, we have temporarily idled certain of our facilities and have delivered contract suspension notices to certain of our suppliers, invoking force majeure clauses, and we could become a party to litigation to enforce these force majeure clauses or otherwise enforce our rights under the Uniform Commercial Code. Even in facilities manufacturing products with strong demand, production and sales of these products could be negatively affected by the COVID-19 impacts on our operations previously discussed, retailer limitations, interruptions in our distribution channels or other factors.
These and other impacts of the COVID-19 pandemic have heightened, or in some cases manifested, many of the other risks we previously disclosed in the “Risk Factors” section of the Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of as of the date hereof. The extent and potential short and long term impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, which could be material, will depend on future developments, including the duration, severity and spread of the pandemic, actions that have and may be taken by governmental authorities in response to the pandemic and the impact on our supply chain, operations, workforce and the financial markets, all of which are highly uncertain and cannot be predicted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a) (b)
January 1, 2020 - January 31, 2020	208,450	$106.44	208,450	$345,674,728
February 1, 2020 - February 29, 2020	1,348,812	$103.96	1,348,812	$205,448,310
March 1, 2020 - March 31, 2020	467,194	$93.27	467,194	$161,874,205
Total	2,024,456	$101.75	2,024,456	$161,874,205

(a)	Does not include broker’s commissions.

(b)
On December 5, 2019, our Board of Directors approved an authorization to repurchase up to $400,000,000 of shares of our common stock effective December 5, 2019 (the “Authorization”). The Authorization expires on December 5, 2021. The Company began repurchasing shares under the Authorization on December 6, 2019. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

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

4.1
Indenture (2026 Notes), dated as of August 3, 2016, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 3, 2016)

4.2
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

4.3
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

4.4
Fourth Supplemental Indenture (2026 Notes), dated as of February 8, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 12, 2019)

4.5
Indenture (2029 Notes), dated as of July 3, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2019)

4.6
Indenture (2030 Notes), dated as of February 26, 2020, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2020)

†10.63	Form of Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 6, 2020)

10.64	First Amendment to Credit Agreement, dated as of February 21, 2020, by and among BellRing Brands, LLC and Credit Suisse AG, Cayman Islands Branch, as administrative agent

10.65
Second Amended and Restated Credit Agreement, dated as of March 18, 2020, by and among Post Holdings, Inc., as borrower, the institutions from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent, Barclays Bank PLC, BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as syndication agents, and Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as documentation agents (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 24, 2020)

10.66
Second Amended and Restated Guarantee and Collateral Agreement, dated as of March 18, 2020, by and among Post Holdings, Inc., certain of its subsidiaries and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2020)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2020 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†    These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	May 8, 2020	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)