Form 10-Q
period 2020-06-30
Post Holdings, Inc.
filed 2020-08-07
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Common Stock, $0.01 par value – 67,704,337 shares as of August 3, 2020

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.  FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Sales	$1,336.4	$1,439.2	$4,287.4	$4,238.3
Cost of goods sold	899.6	977.1	2,940.3	2,898.4
Gross Profit	436.8	462.1	1,347.1	1,339.9
Selling, general and administrative expenses	224.2	223.2	704.5	666.1
Amortization of intangible assets	40.1	40.3	120.2	121.0
Gain on sale of business	—	—	—	(127.3)
Other operating expenses, net	0.4	0.4	0.8	1.7
Operating Profit	172.1	198.2	521.6	678.4
Interest expense, net	96.4	85.6	293.3	230.5
Loss on extinguishment of debt, net	—	—	72.9	6.1
Expense on swaps, net	29.2	86.2	192.4	200.9
Other income, net	(3.1)	(3.7)	(9.6)	(11.1)
Earnings (Loss) before Income Taxes and Equity Method Loss	49.6	30.1	(27.4)	252.0
Income tax expense (benefit)	5.0	7.4	(11.7)	39.6
Equity method loss, net of tax	4.2	6.2	22.6	25.7
Net Earnings (Loss) Including Noncontrolling Interests	40.4	16.5	(38.3)	186.7
Less: Net earnings attributable to noncontrolling interests	4.4	0.3	17.9	0.9
Net Earnings (Loss)	36.0	16.2	(56.2)	185.8
Less: Preferred stock dividends	—	—	—	3.0
Net Earnings (Loss) Available to Common Shareholders	$36.0	$16.2	$(56.2)	$182.8

Earnings (Loss) per Common Share:
Basic	$0.53	$0.22	$(0.81)	$2.61
Diluted	$0.52	$0.21	$(0.81)	$2.47

Weighted-Average Common Shares Outstanding:
Basic	68.1	73.3	69.4	70.1
Diluted	69.2	75.4	69.4	75.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Earnings (Loss) Including Noncontrolling Interests	$40.4	$16.5	$(38.3)	$186.7
Pension and postretirement benefits adjustments:
Reclassifications to net earnings (loss)	(0.6)	(1.2)	(1.6)	(3.5)
Hedging adjustments:
Net gain on derivatives	—	13.6	22.5	26.1
Reclassifications to net earnings (loss)	0.6	(0.4)	7.6	(30.9)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(4.7)	(41.0)	0.9	(43.5)
Reclassifications to net earnings (loss) (see Note 4)	—	—	—	42.1
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings (loss)	0.3	0.3	0.5	0.8
Hedging adjustments:
Net gain/loss on derivatives	—	(2.8)	(5.4)	2.3
Reclassifications to net earnings (loss)	(0.1)	0.1	(1.7)	7.6
Total Other Comprehensive (Loss) Income Including Noncontrolling Interests	(4.5)	(31.4)	22.8	1.0
Less: Comprehensive income attributable to noncontrolling interests	4.5	0.2	15.0	1.1
Total Comprehensive Income (Loss)	$31.4	$(15.1)	$(30.5)	$186.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2020	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,043.6	$1,050.7
Restricted cash	11.1	3.8
Receivables, net	419.5	445.1
Inventories	609.6	579.8
Prepaid expenses and other current assets	48.5	46.9
Total Current Assets	2,132.3	2,126.3
Property, net	1,721.8	1,736.0
Goodwill	4,401.4	4,399.8
Other intangible assets, net	3,219.5	3,338.5
Equity method investments	122.3	145.5
Other assets	330.4	205.5
Total Assets	$11,927.7	$11,951.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$36.1	$13.5
Accounts payable	314.6	395.6
Other current liabilities	397.3	393.8
Total Current Liabilities	748.0	802.9
Long-term debt	6,776.9	7,066.0
Deferred income taxes	767.3	688.5
Other liabilities	755.9	456.9
Total Liabilities	9,048.1	9,014.3

Shareholders’ Equity
Preferred stock	—	—
Common stock	0.8	0.8
Additional paid-in capital	4,218.0	3,734.8
Retained earnings	151.6	207.8
Accumulated other comprehensive loss	(71.1)	(96.8)
Treasury stock, at cost	(1,383.0)	(920.7)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,916.3	2,925.9
Noncontrolling interests	(36.7)	11.4
Total Shareholders’ Equity	2,879.6	2,937.3
Total Liabilities and Shareholders’ Equity	$11,927.7	$11,951.6
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net (Loss) Earnings Including Noncontrolling Interests	$(38.3)	$186.7
Adjustments to reconcile net (loss) earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	274.5	288.1
Unrealized loss on interest rate swaps	155.1	200.5
Gain on sale of business	—	(127.3)
Loss on extinguishment of debt, net	72.9	6.1
Non-cash stock-based compensation expense	37.2	28.4
Equity method loss, net of tax	22.6	25.7
Deferred income taxes	(61.8)	(39.7)
Other, net	7.4	3.4
Other changes in operating assets and liabilities:
Decrease (increase) in receivables, net	31.5	(8.1)
Increase in inventories	(30.1)	(77.4)
(Increase) decrease in prepaid expenses and other current assets	(7.6)	14.3
(Increase) decrease in other assets	(17.5)	1.4
Decrease in accounts payable and other current liabilities	(43.9)	(1.1)
Increase in non-current liabilities	6.4	3.8
Net Cash Provided by Operating Activities	408.4	504.8
Cash Flows from Investing Activities
Additions to property	(160.0)	(202.7)
Proceeds from sale of property and assets held for sale	2.5	2.1
Proceeds from sale of business	—	266.8
Insurance proceeds on property losses	10.0	—
Cross-currency swap cash settlements	52.7	30.5
Net Cash (Used in) Provided by Investing Activities	(94.8)	96.7
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	3,848.0	—
Repayments of long-term debt	(4,130.3)	(919.1)
Payments to appraisal rights holders	(3.8)	(253.6)
Purchases of treasury stock	(469.0)	(84.7)
Payments of preferred stock dividends	—	(4.0)
Proceeds from initial public offering	524.4	—
Payments of debt issuance costs and deferred financing fees	(40.8)	(8.7)
Refund of debt issuance costs	15.3	7.8
Payments of premiums on debt extinguishment	(49.8)	—
Proceeds from exercises of stock awards	3.9	41.5
Other, net	(11.8)	(7.5)
Net Cash Used in Financing Activities	(313.9)	(1,228.3)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.5	(1.2)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	0.2	(628.0)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,054.5	994.5
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,054.7	$366.5

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2020	2019	2020	2019
Preferred Stock
Beginning and end of period	$—	$—	$—	$—
Common Stock
Beginning and end of period	0.8	0.8	0.8	0.8
Additional Paid-in Capital
Beginning of period	4,207.0	3,643.1	3,734.8	3,590.9
Activity under stock and deferred compensation plans	(0.9)	—	(7.9)	34.2
Non-cash stock-based compensation expense	11.9	10.3	35.5	28.4
Initial public offering, net of tax	—	—	455.6	—
Preferred stock conversion	—	—	—	(0.1)
End of period	4,218.0	3,653.4	4,218.0	3,653.4
Retained Earnings
Beginning of period	115.6	252.7	207.8	88.0
Net earnings (loss)	36.0	16.2	(56.2)	185.8
Adoption of accounting standards update	—	—	—	(0.9)
Preferred stock dividends declared	—	—	—	(4.0)
End of period	151.6	268.9	151.6	268.9
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	25.8	36.1	26.6	37.9
Net change in retirement benefits, net of tax	(0.3)	(0.9)	(1.1)	(2.7)
End of period	25.5	35.2	25.5	35.2
Hedging Adjustments, net of tax
Beginning of period	69.8	32.0	44.5	37.4
Net change in hedges, net of tax	0.3	10.5	25.6	5.1
End of period	70.1	42.5	70.1	42.5
Foreign Currency Translation Adjustments
Beginning of period	(162.1)	(75.1)	(167.9)	(114.7)
Foreign currency translation adjustments	(4.6)	(41.0)	1.2	(1.4)
End of period	(166.7)	(116.1)	(166.7)	(116.1)
Treasury Stock
Beginning of period	(1,349.8)	(655.7)	(920.7)	(589.9)
Purchases of treasury stock	(33.2)	(22.9)	(462.3)	(88.7)
End of period	(1,383.0)	(678.6)	(1,383.0)	(678.6)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,916.3	3,206.1	2,916.3	3,206.1
Noncontrolling Interests
Beginning of period	(41.9)	11.0	11.4	10.1
Initial public offering	—	—	(64.9)	—
Net earnings attributable to noncontrolling interests	4.4	0.3	17.9	0.9
Activity under deferred compensation plan	0.1	—	0.1	—
Non-cash stock-based compensation expense	0.6	—	1.7	—
Net change in hedges, net of tax	0.2	—	(2.6)	—
Foreign currency translation adjustments	(0.1)	(0.1)	(0.3)	0.2
End of period	(36.7)	11.2	(36.7)	11.2
Total Shareholders’ Equity	$2,879.6	$3,217.3	$2,879.6	$3,217.3
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
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), a subsidiary of the Company, closed its initial public offering (the “IPO”) of 39.4 shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”), which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 5.1 shares of Class A Common Stock. The IPO was completed at an offering price of $14.00 per share and BellRing received net proceeds from the IPO of $524.4, after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. BellRing is a holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of its non-voting membership units (the “BellRing LLC units”). Post owns 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock. BellRing LLC is the holding company for Post’s historical active nutrition business, reported herein as the BellRing Brands segment and reported historically as the Active Nutrition segment. In connection with the IPO, the Company incurred transaction-related expenses of $0.1 and $2.5 during the three and nine months ended June 30, 2020, respectively, and $1.1 and $4.0 during the three and nine months ended June 30, 2019, respectively. These expenses generally included third party costs for due diligence, advisory services and government filing fees and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments. This ASU replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2021), with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU; however, the impact to the Company’s financial statements is not likely to be material.
Recently Adopted
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. The Company early adopted this ASU as of June 30, 2020 on a prospective basis, as permitted by the ASU. The adoption of this ASU did not have a material impact on the Company’s financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. The Company adopted these ASUs on October 1, 2019, as required by these ASUs, and utilized the cumulative effect adjustment approach. At adoption, the Company recognized ROU assets and lease liabilities of $158.1 and $168.2, respectively, on the balance sheet at October 1, 2019. The adoption of these ASUs did not materially impact the statements of operations or cash flows. In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. For additional information, refer to Note 15.
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

Restructuring charges and the related liabilities are shown in the following table.

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2018	$2.7	$—	$2.7
Charge to expense	2.7	7.8	10.5
Cash payments	(1.4)	—	(1.4)
Non-cash charges	—	(7.8)	(7.8)
Balance, June 30, 2019	$4.0	$—	$4.0

Balance, September 30, 2019	$0.1	$—	$0.1
Cash payments	(0.1)	—	(0.1)
Balance, June 30, 2020	$—	$—	$—

Total expected restructuring charges	$4.9	$9.9	$14.8
Cumulative restructuring charges incurred to date	4.9	9.9	14.8
Remaining expected restructuring charges	$—	$—	$—
In the three and nine months ended June 30, 2019, the Company incurred total restructuring charges of $4.7 and $10.5, respectively. Employee-related costs were included in “Selling, general and administrative expenses” and accelerated depreciation expense was included in “Cost of goods sold” in the Condensed Consolidated Statements of Operations. These expenses are not included in the measure of segment performance (see Note 19).
NOTE 4 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Divestiture
On October 1, 2018, 8th Avenue Food & Provisions, Inc. (“8th Avenue”) was separately capitalized through a series of transactions (the “8th Avenue Transactions”), and 8th Avenue became the holding company for Post’s historical private brands business. Post received total gross proceeds of $875.0, as well as $16.8 received in the second quarter of fiscal 2019 related to final working capital adjustments, from the 8th Avenue Transactions. Post’s gross proceeds consisted of (i) $250.0 from a third party and (ii) $625.0 from a committed senior increasing rate bridge loan (the “2018 Bridge Loan”), which was funded in fiscal 2018 prior to the closing of the 8th Avenue Transactions (see Note 16). During the nine months ended June 30, 2019, the Company recorded a gain of $127.3 (adjusted to $126.6 for the full year ended September 30, 2019) related to the 8th Avenue Transactions, which was reported as “Gain on sale of business” in the Condensed Consolidated Statement of Operations. The gain recorded in the nine months ended June 30, 2019 included foreign exchange losses previously recorded in accumulated other comprehensive income (loss) (“OCI”) of $42.1. In connection with the 8th Avenue Transactions, the Company incurred transaction-related expenses of $9.9 during the nine months ended June 30, 2019. These expenses generally included third party costs for advisory services and transaction success fees, and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations. No such gain or loss or transaction-related expenses were recorded during the three or nine months ended June 30, 2020.
Amounts Held For Sale
In connection with the closure of the Company’s Post Consumer Brands RTE cereal manufacturing facility in Clinton, Massachusetts (see Note 3), the Company had a manufacturing plant (the “Clinton Plant”) classified as held for sale with a book value of $6.0 and $8.4 at June 30, 2020 and September 30, 2019, respectively. The Company sold a portion of the Clinton Plant in March 2020. Additionally, the Company had land and a building with a combined book value of $1.5 classified as held for sale at its Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina (the “Asheboro Facility”) at both June 30, 2020 and September 30, 2019. In accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” these assets held for sale were classified as current, and were reported as “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.
There were no held for sale gains or losses recorded in the three or nine months ended June 30, 2020. A gain of $0.6 was recorded related to the sale of the Company’s Post Consumer Brands RTE cereal warehouse in Clinton, Massachusetts during the nine months ended June 30, 2019 and was included in “Other operating expenses, net” in the Condensed Consolidated Statement of Operations. Related to the 8th Avenue Transactions, the Company recorded a gain of $127.3 during the nine months ended June 30, 2019 (adjusted to $126.6 for the full year ended September 30, 2019), which was reported as “Gain on sale of business” in the Condensed Consolidated Statement of Operations, and a held for sale loss of $2.6 in the nine months ended June 30, 2019, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations (see Note 16).
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
As of June 30, 2020, the Company owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within the Company’s financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), were allocated to NCI.
The following table summarizes the effects of changes in ownership of BellRing on the Company’s equity:

Nine Months Ended June 30, 2020
Increase in additional paid-in capital related to net proceeds from IPO	$524.4
Increase in additional paid-in capital related to establishment of noncontrolling interest	64.9
Decrease in additional paid-in capital related to tax effects of IPO	(133.7)
Net transfers from noncontrolling interest	$455.6
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

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(4.3)	$(7.3)	$(28.2)	$(30.1)
	60.5%	60.5%	60.5%	60.5%
Equity method loss available to Post	$(2.6)	$(4.4)	$(17.1)	$(18.2)
Less: Amortization of basis difference, net of tax (a)	1.7	1.8	5.1	7.2
Equity method loss, net of tax	$(4.3)	$(6.2)	$(22.2)	$(25.4)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3. The basis difference related to inventory of $2.0, net of tax, was included in equity method loss in the nine months ended June 30, 2019. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At June 30, 2020 and September 30, 2019, the remaining basis difference to be amortized was $56.4 and $61.5, respectively.
Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales	$243.7	$202.7	$695.2	$630.5
Gross profit	$45.0	$35.2	$124.6	$104.4

Net earnings (loss)	$3.9	$—	$(4.2)	$(8.7)
Less: Preferred stock dividend	8.2	7.3	24.0	21.4
Net Loss Available to 8th Avenue Common Shareholders	$(4.3)	$(7.3)	$(28.2)	$(30.1)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $1.0 and $3.0 during the three and nine months ended June 30, 2020, respectively, and $1.0 and $3.1 during the three and nine months ended June 30, 2019, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three and nine months ended June 30, 2020, the Company had net sales to 8th Avenue of $1.5 and $4.7, respectively, and purchases from and royalties paid to 8th Avenue of $2.2 and $7.4, respectively. During the three and nine months ended June 30, 2019, the Company had net sales to 8th Avenue of $1.3 and $3.3, respectively, and purchases from and royalties paid to 8th Avenue of $1.9 and $7.0, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $118.3 and $140.5 at June 30, 2020 and September 30, 2019, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $3.0, $1.3 and $0.7, respectively, at June 30, 2020 and current receivables, current payables and a long-term liability of $5.1, $0.6 and $0.7, respectively, at September 30, 2019. The current receivables, current payables and long-term liability, which related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases, were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method earnings (loss), net of tax, attributable to Alpen was $0.1 and $(0.4) for the three and nine months ended June 30, 2020, respectively, and zero and $(0.3) for the three and nine months ended June 30, 2019, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $4.0 and $5.0 at June 30, 2020 and September 30, 2019, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with

Alpen of $0.5 and $0.5 at June 30, 2020 and September 30, 2019, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
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
NOTE 6 — INCOME TAXES
The effective income tax rate was 10.1% and 42.7% for the three and nine months ended June 30, 2020, respectively, and 24.6% and 15.7% for the three and nine months ended June 30, 2019, respectively. The effective income tax rates differed significantly from the statutory rates in both current year periods, primarily due to rate differential on foreign income and net discrete tax benefits of $3.9 and $8.7 in the three and nine months ended June 30, 2020, respectively, which largely related to the Company’s equity method investment in 8th Avenue. In the nine months ended June 30, 2019, the effective income tax rate differed significantly from the statutory rate primarily due to $18.5 of net discrete tax benefits related to excess tax benefits for share-based payments.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact the Company’s accounting for income taxes, such as modifications to the limitation of business interest expense deductibility for tax years beginning in 2019 and 2020, and have been accounted for within the three and nine months ended June 30, 2020. The CARES Act did not have a material impact on the Company’s financial statements as its impact primarily related to immaterial short-term and long-term classifications on the Condensed Consolidated Balance Sheet.
NOTE 7 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock was calculated using the “if-converted” method. In addition, “Net earnings (loss) for diluted earnings (loss) per share” in the table below has been adjusted for the Company’s share of BellRing’s consolidated net earnings (loss) for diluted earnings (loss) per share, to the extent it is dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net earnings (loss) for basic earnings (loss) per share	$36.0	$16.2	$(56.2)	$182.8
Dilutive impact of BellRing net earnings	—	—	—	—
Dilutive preferred stock dividends	—	—	—	3.0
Net earnings (loss) for diluted earnings (loss) per share	$36.0	$16.2	$(56.2)	$185.8

Weighted-average shares for basic earnings (loss) per share	68.1	73.3	69.4	70.1
Effect of dilutive securities:
Stock options	0.5	1.5	—	1.8
Stock appreciation rights	0.1	0.1	—	0.1
Restricted stock units	0.4	0.5	—	0.5
Performance-based restricted stock unit awards	0.1	—	—	—
Preferred shares conversion to common	—	—	—	2.8
Total dilutive securities	1.1	2.1	—	5.2
Weighted-average shares for diluted earnings (loss) per share	69.2	75.4	69.4	75.3

Basic earnings (loss) per common share	$0.53	$0.22	$(0.81)	$2.61
Diluted earnings (loss) per common share	$0.52	$0.21	$(0.81)	$2.47

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Stock options	0.1	0.1	1.7	0.1
Stock appreciation rights	—	—	0.1	—
Restricted stock units	0.1	—	0.9	—
Performance-based restricted stock unit awards	0.1	—	0.2	—
NOTE 8 — INVENTORIES

	June 30, 2020	September 30, 2019
Raw materials and supplies	$108.2	$99.4
Work in process	16.8	19.4
Finished products	449.7	425.4
Flocks	34.9	35.6
	$609.6	$579.8
NOTE 9 — PROPERTY, NET

	June 30, 2020	September 30, 2019
Property, at cost	$2,868.0	$2,736.9
Accumulated depreciation	(1,146.2)	(1,000.9)
	$1,721.8	$1,736.0
NOTE 10 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	BellRing Brands	Total
Balance, September 30, 2019
Goodwill (gross)	$2,011.8	$850.7	$1,335.6	$793.6	$180.7	$5,172.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$850.7	$1,335.6	$744.9	$65.9	$4,399.8
Currency translation adjustment	(0.1)	1.7	—	—	—	1.6
Balance, June 30, 2020
Goodwill (gross)	$2,011.7	$852.4	$1,335.6	$793.6	$180.7	$5,174.0
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.6	$852.4	$1,335.6	$744.9	$65.9	$4,401.4

NOTE 11 — INTANGIBLE ASSETS, NET
        Total intangible assets are as follows:

	June 30, 2020			September 30, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,297.6	$(651.1)	$1,646.5	$2,297.2	$(562.2)	$1,735.0
Trademarks and brands	793.8	(256.3)	537.5	793.7	(225.2)	568.5
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,094.5	(910.5)	2,184.0	3,094.0	(790.5)	2,303.5
Not subject to amortization:
Trademarks and brands	1,035.5	—	1,035.5	1,035.0	—	1,035.0
	$4,130.0	$(910.5)	$3,219.5	$4,129.0	$(790.5)	$3,338.5
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
At June 30, 2020, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, consisted of:
•Commodity and energy futures and option contracts, which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts maturing within the next three months that have the effect of hedging currency fluctuations between the Euro and Pound Sterling;
•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
◦pay-fixed, receive-variable interest rate swaps maturing in May 2021 and May 2024 that require monthly settlements;
◦rate-lock interest rate swaps that require ten lump sum settlements with the first settlement occurring in July 2020 and the last in July 2026; and
◦interest rate swaps that mature in July 2021 and give the Company the option of pay-variable, receive-fixed lump sum settlements; and
•pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements and have the effect of hedging forecasted interest payments on BellRing’s variable rate debt.
Interest rate swaps
Fiscal 2020
In the first quarter of fiscal 2020, contemporaneously with the repayment of its term loan, the Company changed the designation of one of its interest rate swap contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the de-designation, the Company reclassified losses previously recorded in accumulated OCI of $7.2 to “Interest expense, net” in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2020.
As of April 1, 2020, the Company changed the designation of its interest rate swap contracts that are used as hedges of forecasted interest payments on BellRing’s variable rate debt from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by GAAP). In connection with the de-designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of BellRing’s variable rate debt. Mark-to-market adjustments related to these swaps will also be included in “Interest expense, net” in the Condensed Consolidated Statements of Operations. At June 30, 2020, the remaining net loss before taxes to be amortized was $10.0.

Fiscal 2019
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
Cross-currency swaps
The Company terminated $448.7 and $214.2 notional value of its cross-currency swap contracts that were designated as hedging instruments during the second quarter of fiscal 2020 and the first quarter of fiscal 2019, respectively. In connection with these terminations, the Company received cash proceeds of $50.3 during the nine months ended June 30, 2020 and $26.2 during the nine months ended June 30, 2019, both of which were recorded to accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event United Kingdom-based operations are substantially liquidated.
The following table shows the notional amounts of derivative instruments held.

	June 30, 2020	September 30, 2019
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$38.0	$47.1
Energy contracts	88.7	39.8
Foreign exchange contracts - Forward contracts	1.7	—
Interest rate swaps	622.0	73.1
Interest rate swaps - Rate-lock swaps	1,717.8	1,531.0
Interest rate swaps - Options	433.3	—
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	—	448.7
Interest rate swaps	—	200.0

The following table presents the balance sheet location and fair value of the Company’s derivative instruments, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	June 30, 2020	September 30, 2019	June 30, 2020	September 30, 2019
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$3.3	$1.9	$—	$—
Energy contracts	Prepaid expenses and other current assets	0.5	0.7	—	—
Commodity contracts	Other assets	0.4	0.1	—	—
Energy contracts	Other assets	1.1	—	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	—	1.3	—	1.3
Foreign exchange contracts	Other assets	—	19.2	—	19.2
Interest rate swaps	Other assets	11.4	—	—	—
		$16.7	$23.2	$—	$20.5

Liability Derivatives:
Commodity contracts	Other current liabilities	$2.2	$1.0	$—	$—
Energy contracts	Other current liabilities	10.5	1.5	—	—
Energy contracts	Other liabilities	4.9	0.1	—	—
Interest rate swaps	Other current liabilities	32.7	85.1	—	1.6
Interest rate swaps	Other liabilities	529.8	330.4	—	6.2
		$580.1	$418.1	$—	$7.8
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2020 and 2019.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2020	2019
Commodity contracts	Cost of goods sold	$0.8	$(5.7)
Energy contracts	Cost of goods sold	(2.8)	2.6
Foreign exchange contracts	Selling, general and administrative expenses	0.1	—
Interest rate swaps	Interest expense, net	2.1	—
Interest rate swaps	Expense on swaps, net	29.2	86.2

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI		Loss (Gain) Reclassified from Accumulated OCI including NCI into Earnings (a)		Statement of Operations Location
	2020	2019	2020	2019
Interest rate swaps	$—	$4.6	$0.6	$(0.4)	Interest expense, net
Cross-currency swaps	—	(18.2)	—	—	Expense on swaps, net
(a)For the three months ended June 30, 2020, this amount includes the amortization of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.

The following table presents the components of the Company’s net hedging losses (gains) on interest rate swaps, which are included in “Interest expense, net” and “Expense on swaps, net” in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30,	Statement of Operations Location	Mark-to-Market Loss (a)	Cash Settlements Paid (Received), Net (b)	Net Loss Reclassified from Accumulated OCI including NCI (c)
	Interest expense, net	$0.6	$0.9	$0.6
	Expense on swaps, net	3.0	26.2	—
2020	Total	$3.6	$27.1	$0.6

	Interest expense, net	$—	$(0.4)	$—
	Expense on swaps, net	86.1	0.1	—
2019	Total	$86.1	$(0.3)	$—

(a)Includes non-cash adjustments related to interest rate swaps that were not designated as hedging instruments during the three months ended June 30, 2020 or 2019.
(b)Includes cash settlements recognized in earnings related to interest rate swaps that were not designated as hedging instruments during the nine months ended June 30, 2020 or 2019. Additionally, includes cash settlements reclassified from accumulated OCI into earnings related to interest rate swaps that had been previously designated as hedging instruments during the three months ended June 30, 2020 or 2019.
(c)Includes the amortization of previously unrealized losses on interest rate swaps over the term of the related debt that were de-designated as hedging instruments.
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2020 and 2019.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2020	2019
Commodity contracts	Cost of goods sold	$6.9	$(2.7)
Energy contracts	Cost of goods sold	20.7	2.6
Interest rate swaps	Interest expense, net	2.1	—
Interest rate swaps	Expense on swaps, net	192.4	200.9

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI		Loss (Gain) Reclassified from Accumulated OCI including NCI into Earnings (a)		Statement of Operations Location
	2020	2019	2020	2019
Interest rate swaps	$9.7	$11.7	$7.6	$(30.9)	Interest expense, net
Cross-currency swaps	(32.2)	(37.8)	—	—	Expense on swaps, net
(a)For the nine months ended June 30, 2020, this amount includes the reclassification of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments in the first quarter of fiscal 2020, as well as the amortization of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.
The following table presents the components of the Company’s net hedging losses (gains) on interest rate swaps, which are included in “Interest expense, net” and “Expense on swaps, net” in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2020 and 2019.

Nine Months Ended June 30,	Statement of Operations Location	Mark-to-Market Loss (a)	Cash Settlements Paid (Received), Net (b)	Net Loss Reclassified from Accumulated OCI including NCI (c)
	Interest expense, net	$0.6	$0.7	$7.8
	Expense on swaps, net	146.7	45.7	—
2020	Total	$147.3	$46.4	$7.8

	Interest expense, net	$—	$(30.9)	$—
	Expense on swaps, net	200.5	0.4	—
2019	Total	$200.5	$(30.5)	$—
(a)Includes non-cash adjustments related to interest rate swaps that were not designated as hedging instruments during the nine months ended June 30, 2020 or 2019.
(b)Includes cash settlements recognized in earnings related to interest rate swaps that were not designated as hedging instruments during the nine months ended June 30, 2020 or 2019. Additionally, includes cash settlements reclassified from accumulated OCI into earnings related to interest rate swaps that had been previously designated as hedging instruments during the nine months ended June 30, 2020 or 2019.
(c)Includes the reclassification of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments, as well as the amortization of previously unrealized losses on interest rate swaps over the term of the related debt that were de-designated as hedging instruments.
Accumulated OCI, including amounts reported as NCI, included a $89.6 net gain on hedging instruments before taxes ($67.5 after taxes) at June 30, 2020, compared to a $59.5 net gain before taxes ($44.5 after taxes) at September 30, 2019. Approximately $2.3 of the net hedging losses reported in accumulated OCI at June 30, 2020 are expected to be reclassified into earnings within the next 12 months. Accumulated OCI included settlements of and previously unrealized gains on cross-currency swaps of $99.5 and $36.5 at June 30, 2020 and September 30, 2019, respectively. In connection with the settlements and terminations of cross-currency swaps, the Company recognized gains in accumulated OCI of $63.0 during the nine months ended June 30, 2020 and $0.9 and $30.5 during the three and nine months ended June 30, 2019, respectively. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event United Kingdom-based operations are substantially liquidated.
At June 30, 2020 and September 30, 2019, the Company had pledged collateral of $11.0 and $3.7, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	June 30, 2020			September 30, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$12.0	$12.0	$—	$11.2	$11.2	$—
Derivative assets	16.7	—	16.7	23.2	—	23.2
	$28.7	$12.0	$16.7	$34.4	$11.2	$23.2
Liabilities:
Deferred compensation liabilities	$28.9	$—	$28.9	$31.0	$—	$31.0
Derivative liabilities	580.1	—	580.1	418.1	—	418.1
	$609.0	$—	$609.0	$449.1	$—	$449.1
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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of the outstanding borrowings under Post’s Revolving Credit Facility (as defined in Note 16), its municipal bond and BellRing’s Revolving Credit Facility (as defined in Note 16) as of June 30, 2020 approximated its carrying value. Based on current market rates, the fair value of the Company’s debt, excluding outstanding borrowings under Post’s Revolving Credit Facility, its municipal bond and BellRing’s Revolving Credit Facility (all of which are categorized as Level 2), was $6,683.0 and $7,412.0 as of June 30, 2020 and September 30, 2019, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
At both June 30, 2020 and September 30, 2019, the Company had land and buildings classified as assets held for sale related to the closures of the Company’s Clinton Plant and Asheboro Facility. The Company sold a portion of the Clinton Plant in March 2020. The Clinton Plant and Asheboro Facility are both reported in the Post Consumer Brands segment. For additional information on assets and liabilities held for sale, see Note 4. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. In the nine months ended June 30, 2020, the book values of the land and buildings related to the closures of the portion of the Clinton Plant not yet sold and the Asheboro Facility were both lower than fair value; therefore, no fair value adjustment was recorded to the assets that were classified as held for sale. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2019	$9.9
Proceeds from the sale of assets held for sale	(2.4)
Balance, June 30, 2020	$7.5
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

Remaining portion of the cases: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by three opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by such opt-out plaintiffs, but in January 2018, the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants filed a second motion for summary judgment seeking dismissal of the claims, which was denied in June 2019. The remaining opt-out plaintiffs have not yet been assigned trial dates.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the cases could still result in a material adverse outcome.
No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three or nine months ended June 30, 2020 or 2019. At June 30, 2020 and September 30, 2019, the Company had $3.5 and $6.2, respectively, accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s financial condition, results of operations and cash flows could be materially affected.
Under current law, any settlement paid, including the settlements with the direct purchaser class, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
Bob Evans Appraisal Proceedings
Prior to the completion of the Company’s acquisition of Bob Evans Farms, Inc. (“Bob Evans”) on January 12, 2018, Bob Evans received demands from certain stockholders demanding appraisal of their shares of Bob Evans common stock. After the completion of the acquisition, several such former stockholders filed petitions in the Delaware Court of Chancery (Arbitrage Fund v. Bob Evans Farms, Inc. filed on January 23, 2018; Blue Mountain Credit Alternatives Master Fund L.P., et al. v. Bob Evans Farms, Inc. filed on April 30, 2018; and 2017 Clarendon LLC, et al. v. Bob Evans Farms, Inc. filed on April 30, 2018) seeking appraisal of their shares of Bob Evans common stock pursuant to Section 262 of the Delaware General Corporation Law (“Section 262”). The lawsuits sought appraisal for such shares, plus statutory interest, as well as the costs of the proceedings and such other relief as appropriate. Under Section 262, persons who were stockholders at the time of the closing were entitled to have their shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares (plus statutory interest) as determined by the Delaware Court of Chancery. In May 2018, the court consolidated the lawsuits into one action.
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
During the nine months ended June 30, 2019, the Company expensed $4.7 related to these matters, which was included in “Interest expense, net” in the Condensed Consolidated Statement of Operations. At September 30, 2019, the Company had an accrual of $19.1, which was reported in “Other current liabilities” on the Condensed Consolidated Balance Sheet. All remaining cash payments related to this matter were made in October 2019 and there was no accrual reported on the Condensed Consolidated Balance Sheet as of June 30, 2020. In addition, no expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three or nine months ended June 30, 2020 or for the three months ended June 30, 2019.
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
Lease Policy
The Company determines if an arrangement is a lease at its inception. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component. Leases with an initial term of less than 12 months are not reported on the balance sheet, but rather are recognized as lease expense on a straight-line basis over the lease term. Arrangements may include options to extend or terminate the lease arrangement. These options are included in the lease term used to establish ROU assets and lease liabilities when it is reasonably certain they will be exercised. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised.
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
Impact of Adoption
The Company utilized the cumulative effect adjustment method of adoption and, accordingly, recorded ROU assets and lease liabilities of $158.1 and $168.2, respectively, on the balance sheet at October 1, 2019. The Company elected the following practical expedients in accordance with ASC Topic 842:
•Reassessment elections — The Company elected the package of practical expedients, and did not reassess whether any existing contracts are or contain a lease, provided a lease analysis was conducted under ASC Topic 840. To the extent leases were identified under ASC Topic 840, the Company did not reassess the classification of those leases. Additionally, to the extent initial direct costs were capitalized under ASC Topic 840 and are not amortized as a result of the implementation of ASC Topic 842, they were not reassessed.
•Short-term lease election — ASC Topic 842 allows lessees an option to not recognize ROU assets and lease liabilities arising from short-term leases. A short-term lease is defined as a lease with an initial term of 12 months or less. The Company elected to not recognize short-term leases as ROU assets and lease liabilities on the balance sheet. All short-term leases which are not included on the Company’s balance sheet will be recognized within lease expense. Leases that have an initial term of 12 months or less with an option for renewal will need to be assessed in order to determine if the lease qualifies for the short-term lease exception. If the option is reasonably certain to be exercised, the lease does not qualify as a short-term lease.
•Lease vs non-lease components — The Company elected to combine lease and non-lease components as a single component and the total consideration for the arrangements was accounted for as a lease.
The following table presents the balance sheet location of the Company’s operating leases.

June 30, 2020
ROU assets:
Other assets	$119.6

Lease liabilities:
Other current liabilities	$23.1
Other liabilities	107.0
Total lease liabilities	$130.1
The following table presents maturities of the Company’s operating lease liabilities as of June 30, 2020, presented under ASC Topic 842.

June 30, 2020
Remaining fiscal 2020	$7.4
Fiscal 2021	27.8
Fiscal 2022	26.8
Fiscal 2023	23.7
Fiscal 2024	17.6
Thereafter	51.7
Total future minimum payments	$155.0
Less: Implied interest	24.9
Total lease liabilities	$130.1
The following table presents future minimum rental payments under the Company’s noncancelable operating lease agreements as of September 30, 2019, presented under ASC Topic 840.

September 30, 2019
Fiscal 2020	$28.3
Fiscal 2021	29.0
Fiscal 2022	28.1
Fiscal 2023	25.4
Fiscal 2024	19.2
Thereafter	77.3
Total future minimum payments (a)	$207.3
(a)Future minimum payments as of September 30, 2019 included $36.0 related to a real estate lease, consisting of land and a building, that was purchased by the Company in December 2019 and the Company de-recognized both a ROU asset and lease liability of $23.1 and recognized the assets as property on the balance sheet.
As reported under ASC Topic 842, operating lease expense for the three and nine months ended June 30, 2020 was $10.1 and $31.2, respectively. Of the total operating lease expense incurred during the three and nine months ended June 30, 2020, $1.2 and $3.7, respectively, related to variable lease costs and $1.9 and $5.6, respectively, related to short-term lease costs. As reported under ASC Topic 840, rent expense during the three and nine months ended June 30, 2019 was $11.2 and $31.3, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the nine months ended June 30, 2020 were $20.6. ROU assets obtained in exchange for operating lease liabilities during the nine months ended June 30, 2020 were $3.0. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2020 was approximately 7 years and the weighted average IBR was 4.42% as of June 30, 2020.
NOTE 16 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	June 30, 2020	September 30, 2019
4.625% Senior Notes maturing April 2030	$1,250.0	$—
5.50% Senior Notes maturing December 2029	750.0	750.0
5.625% Senior Notes maturing January 2028	940.9	940.9
5.50% Senior Notes maturing March 2025	—	1,000.0
5.75% Senior Notes maturing March 2027	1,299.3	1,299.3
5.00% Senior Notes maturing August 2026	1,697.3	1,697.3
8.00% Senior Notes maturing July 2025	—	122.2
Term Loan	—	1,309.5
Revolving Credit Facility	175.0	—
BellRing Term B Facility	682.5	—
BellRing Revolving Credit Facility	55.0	—
Municipal bond	8.3	—
Capital lease	—	0.1
	$6,858.3	$7,119.3
Less: Current portion of long-term debt	36.1	13.5
Debt issuance costs, net	60.4	69.0
Plus: Unamortized premium and discount, net	15.1	29.2
Total long-term debt	$6,776.9	$7,066.0
Senior Notes
On February 26, 2020, the Company issued $1,250.0 principal value of 4.625% senior notes maturing in April 2030. The 4.625% senior notes were issued at par, and the Company received $1,241.0 after incurring investment banking and other fees and expenses of $9.0, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 4.625% senior notes will be due semi-annually each April 15 and October 15, beginning on October 15, 2020. With the net proceeds received from this issuance, the Company repaid the $1,000.0 outstanding principal balance of the 5.50% senior notes maturing in March 2025. In connection with the early repayment of these notes, the Company recorded expense of $50.0 in the nine months ended June 30, 2020, which is included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations. This loss included a premium of $41.3 and debt issuance costs write-offs of $8.7.
In the second quarter of fiscal 2020, the Company repaid the $122.2 outstanding principal balance of the 8.00% senior notes using cash on hand. In connection with the early repayment of these notes, the Company recorded expense of $9.2 in the nine months ended June 30, 2020, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations. This loss included a premium of $8.5 and debt issuance costs write-offs of $0.7.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Company incurred $3.6 of issuance costs in connection with entering into the Credit Agreement, which will be deferred and amortized to interest expense over the term of the Credit Agreement. Additionally, the Company recorded write-offs of debt issuance costs of $0.8 in the nine months ended June 30, 2020, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations.

During the nine months ended June 30, 2020, the Company borrowed $500.0 under the Revolving Credit Facility and repaid $325.0 on the Revolving Credit Facility. The proceeds under the Revolving Credit Facility may be used for working capital, general corporate or other purposes as permitted by the Revolving Credit Facility. The Revolving Credit Facility has outstanding letters of credit of $21.8, which reduced the available borrowing capacity under the Revolving Credit Facility to $553.2 at June 30, 2020. The outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
The Credit Agreement permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and authorizes the release of liens on) the assets of, and the equity interests in, such unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors under the Credit Agreement. The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial domestic subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries and BellRing Brands, Inc. and its subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real estate.
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
2020 Bridge Loan
On October 11, 2019, in connection with the IPO and the formation transactions, the Company entered into a $1,225.0 bridge facility agreement (the “2020 Bridge Loan Facility”) and borrowed $1,225.0 under the 2020 Bridge Loan Facility (the “2020 Bridge Loan”). On October 21, 2019, BellRing entered into a borrower assignment and assumption agreement with the Company and the administrative agent under the 2020 Bridge Loan Facility, under which BellRing became the borrower under the 2020 Bridge Loan and assumed all interest of $2.2 thereunder, and the Company and its subsidiary guarantors (other than BellRing and its domestic subsidiaries) were released from all material obligations thereunder. The Company retained the net cash proceeds of the 2020 Bridge Loan, and following the assumption by BellRing of the 2020 Bridge Loan Facility, used the cash proceeds of the 2020 Bridge Loan to repay a portion of the $1,309.5 outstanding principal balance of its term loan. The domestic subsidiaries of BellRing continued to guarantee the 2020 Bridge Loan, and BellRing’s obligations under the 2020 Bridge Loan became secured by a first priority security interest in substantially all of the assets (other than real estate) of BellRing and in substantially all of the assets of its subsidiary guarantors. On October 21, 2019, the 2020 Bridge Loan was repaid in full by BellRing. In connection with the 2020 Bridge Loan Facility, the Company incurred issuance costs of $19.1, of which $15.3 were refunded to the Company at the closing of the IPO on October 21, 2019, and the remaining $3.8 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2020.

2018 Bridge Loan
On September 24, 2018, in connection with the 8th Avenue Transactions, the Company entered into a $625.0 bridge facility agreement (the “2018 Bridge Loan Facility”) and borrowed $625.0 under the 2018 Bridge Loan. In connection with the 2018 Bridge Loan Facility, the Company incurred issuance costs of $10.4, of which $7.8 were refunded to the Company at the closing of the 8th Avenue Transactions on October 1, 2018, and the remaining $2.6 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2019. Upon the closing of the 8th Avenue Transactions on October 1, 2018, the 2018 Bridge Loan was assumed by 8th Avenue and the Company was released from its repayment obligations thereunder while retaining the proceeds from the 2018 Bridge Loan.
Term Loan
As discussed above, the Company used the cash proceeds from the 2020 Bridge Loan to repay a portion of the $1,309.5 outstanding principal balance of its term loan. Subsequent to this repayment, the Company used cash on hand to repay the remaining outstanding principal balance of its term loan. In connection with these repayments, the Company recorded a write-off of debt issuance costs of $9.1, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2020. The term loan bore interest at an annual rate equal to either the base rate or Eurodollar rate plus an applicable margin of 2.00% for Eurodollar rate-based loans and 1.00% for base rate-based loans. The interest rate on the term loan was 4.04% at September 30, 2019.
Municipal Bond
In connection with the ongoing construction of a filtration system at the Company’s potato plant in Chaska, Minnesota, the Company continues to incur debt that guarantees the repayment of certain industrial revenue bonds used to finance the construction of the project. During the nine months ended June 30, 2020, the Company received $2.0 in proceeds related to the municipal bond and repaid $1.1 related to the municipal bond. Principal payments are due annually on March 1, and interest payments are due semi-annually each March 1 and September 1. The debt matures on March 1, 2028.
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
During the nine months ended June 30, 2020, BellRing borrowed $185.0 under the BellRing Revolving Credit Facility and repaid $130.0 on the BellRing Revolving Credit Facility. As of June 30, 2020, the available borrowing capacity under the BellRing Revolving Credit Facility was $145.0 and there were no outstanding letters of credit.
Borrowings under the BellRing Term B Facility bear interest, at the option of BellRing, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. The BellRing Term B Facility requires quarterly scheduled amortization payments of $8.75, which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. The BellRing Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) beginning with the fiscal year ending September 30, 2020, of 75% of consolidated excess cash flow (as defined in the BellRing Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the BellRing Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). The BellRing Term B Facility may be optionally prepaid at 101% of the principal amount prepaid at any time during the first 12 months following the closing of the BellRing Term B Facility, and without premium or penalty thereafter. The interest rate on the BellRing Term B Facility was 6.00% at June 30, 2020.
Borrowings under the BellRing Revolving Credit Facility bear interest, at the option of BellRing, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially were 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the BellRing Revolving Credit Facility initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. The interest rate on the drawn portion of the BellRing Revolving Credit Facility was 5.25% at June 30, 2020.
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
Obligations under the BellRing Credit Agreement are guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries of BellRing it designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the assets of BellRing and the assets of its subsidiary guarantors (other than real estate), subject to limited exceptions. The Company and its subsidiaries (other than BellRing and certain of its subsidiaries) are not obligors or guarantors under the BellRing debt facilities.

Repayments of Long-Term Debt
The following tables show the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Three Months Ended June 30,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Premium Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	Revolving Credit Facility	$325.0	$—	$—	$—	$—
	BellRing Revolving Credit Facility	65.0	—	—	—	—
	BellRing Term B Facility	8.8	—	—	—	—
2020	Total	$398.8	$—	$—	$—	$—

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Nine Months Ended June 30,	Issuance or Borrowing	Principal Amount Repaid	Debt Repurchased at a Discount	Premium Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	Term Loan	$1,309.5	$—	$—	$9.1	$—
	2020 Bridge Loan	1,225.0	—	—	3.8	—
	5.50% Senior Notes maturing in March 2025	1,000.0	—	41.3	8.7	—
	Revolving Credit Facility	325.0	—	—	—	—
	BellRing Revolving Credit Facility	130.0	—	—	—	—
	8.00% Senior Notes	122.2	—	8.5	0.7	—
	BellRing Term B Facility	17.5	—	—	—	—
	Municipal bond	1.1	—	—	—	—
	Credit Agreement	—	—	—	0.8	—
2020	Total	$4,130.3	$—	$49.8	$23.1	$—

	Term Loan	$863.0	$—	$—	$7.6	$—
	5.75% Senior Notes	27.0	(1.5)	—	0.3	(0.7)
	5.625% Senior Notes	20.0	(1.3)	—	0.2	—
	5.00% Senior Notes	13.0	(1.2)	—	0.1	—
	Capital lease	0.1	—	—	—	—
	2018 Bridge Loan	—	—	—	2.6	—
2019	Total	$923.1	$(4.0)	$—	$10.8	$(0.7)
Debt Covenants
Credit Agreement
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a ratio for quarterly maximum secured net leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of June 30, 2020, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
The Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.

BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of June 30, 2020.
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
The following tables provide the components of net periodic benefit cost (gain) for the pension plans.

	North America
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service cost	$1.1	$0.9	$3.2	$2.8
Interest cost	1.0	1.1	2.8	3.1
Expected return on plan assets	(1.6)	(1.6)	(4.8)	(4.8)
Recognized net actuarial loss	0.4	—	1.3	—
Recognized prior service cost	—	—	0.1	0.1
Net periodic benefit cost	$0.9	$0.4	$2.6	$1.2

	Other International
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service cost	$—	$1.4	$—	$4.3
Interest cost	3.6	4.7	11.0	14.3
Expected return on plan assets	(6.0)	(7.2)	(18.4)	(21.8)
Net periodic benefit gain	$(2.4)	$(1.1)	$(7.4)	$(3.2)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service cost	$0.1	$0.2	$0.4	$0.4
Interest cost	0.5	0.5	1.4	1.6
Recognized net actuarial loss	0.2	—	0.5	—
Recognized prior service credit	(1.2)	(1.2)	(3.5)	(3.6)
Net periodic benefit gain	$(0.4)	$(0.5)	$(1.2)	$(1.6)

NOTE 18 — SHAREHOLDERS’ EQUITY
Stock Repurchases
During the three months ended June 30, 2020, the Company repurchased 0.4 shares of its common stock at an average share price of $87.22 per share for a total cost of $33.2, including broker’s commissions. During the nine months ended June 30, 2020, the Company repurchased 4.6 shares of its common stock at an average share price of $101.14 per share for a total cost of $462.3, including broker’s commissions. Of the $33.2 total cost, $2.0 was not settled until July 2020 and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet at June 30, 2020. Purchases of treasury stock in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2020 included $8.7 of repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020. During the three months ended June 30, 2019, the Company repurchased 0.2 shares of its common stock at an average share price of $103.85 per share for a total cost of $22.9, including broker’s commissions. Of the $22.9 total cost, $4.0 was accrued and had not yet been paid at June 30, 2019. During the nine months ended June 30, 2019, the Company repurchased 0.9 shares of its common stock at an average share price of $96.18 per share for a total cost of $88.7, including broker’s commissions.
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
Exercises of Stock Options
During the nine months ended June 30, 2019, the Company had 1.3 stock options exercised at a weighted average exercise price per share of $32.71 and as a result, received proceeds of $41.5. The Company had minimal stock options exercised during the three and nine months ended June 30, 2020 and received proceeds of $0.5 and $3.9, respectively.
NOTE 19 — SEGMENTS
At June 30, 2020, the Company’s reportable segments were as follows:
•Post Consumer Brands: North American RTE cereal;
•Weetabix: primarily United Kingdom RTE cereal and muesli;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: side dishes and egg, cheese and sausage products; and
•BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Sales
Post Consumer Brands	$528.1	$474.1	$1,477.2	$1,388.5
Weetabix	111.8	108.4	326.7	313.4
Foodservice	242.3	412.6	1,041.3	1,209.8
Refrigerated Retail	250.3	207.1	737.8	688.2
BellRing Brands	204.2	237.6	705.7	639.9
Eliminations	(0.3)	(0.6)	(1.3)	(1.5)
Total	$1,336.4	$1,439.2	$4,287.4	$4,238.3
Segment Profit (Loss)

Post Consumer Brands	$127.6	$82.7	$300.6	$249.9
Weetabix	32.6	26.8	84.3	69.3
Foodservice	(40.3)	58.5	30.5	158.6
Refrigerated Retail	42.3	15.8	98.5	72.8
BellRing Brands	30.6	55.6	115.0	134.8
Total segment profit	192.8	239.4	628.9	685.4
General corporate expenses and other	17.6	37.5	97.7	123.2
Gain on sale of business	—	—	—	(127.3)
Interest expense, net	96.4	85.6	293.3	230.5
Loss on extinguishment of debt, net	—	—	72.9	6.1
Expense on swaps, net	29.2	86.2	192.4	200.9
Earnings (loss) before income taxes and equity method loss	$49.6	$30.1	$(27.4)	$252.0
Net sales by product
Cereal and granola	$639.7	$582.5	$1,803.3	$1,701.9
Eggs and egg products	248.1	399.1	1,006.6	1,174.9
Side dishes	117.2	124.3	408.8	393.4
Cheese and dairy	71.5	51.4	195.6	175.4
Sausage	42.7	32.9	128.9	113.2
Protein-based products and supplements	204.3	237.6	706.0	639.9
Other	13.1	12.0	39.2	41.1
Eliminations	(0.2)	(0.6)	(1.0)	(1.5)
Total	$1,336.4	$1,439.2	$4,287.4	$4,238.3
Depreciation and amortization
Post Consumer Brands	$28.2	$29.7	$84.2	$89.1
Weetabix	8.4	9.2	25.7	26.7
Foodservice	29.6	28.3	88.3	83.0
Refrigerated Retail	19.4	17.7	54.4	55.4
BellRing Brands	6.2	6.3	19.0	19.0
Total segment depreciation and amortization	91.8	91.2	271.6	273.2
Corporate and accelerated depreciation	0.9	5.5	2.9	14.9
Total	$92.7	$96.7	$274.5	$288.1

Assets			June 30, 2020	September 30, 2019
Post Consumer Brands			$3,266.0	$3,296.3
Weetabix			1,805.8	1,779.1
Foodservice and Refrigerated Retail			5,006.7	5,033.8
BellRing Brands			659.9	594.0
Corporate			1,189.3	1,248.4
Total			$11,927.7	$11,951.6

NOTE 20 — SUBSEQUENT EVENT
Repayment of Revolving Credit Facility Borrowings
On July 8, 2020, the Company repaid the remaining outstanding principal balance on its Revolving Credit Facility using cash on hand. As of July 31, 2020, the Revolving Credit Facility had outstanding letters of credit of $21.8, which reduced the available borrowing capacity under the Revolving Credit Facility to $728.2.
Acquisition Subsequent to Period End
On July 1, 2020, the Company completed its acquisition of Henningsen Foods, Inc. from Kewpie Corporation for $20.0, subject to working capital and other adjustments, resulting in a payment at closing of $22.7. The acquisition was completed using cash on hand.

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
At June 30, 2020, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal;
•Weetabix: primarily United Kingdom RTE cereal and branded muesli;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: side dishes and egg, cheese and sausage products; and
•BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
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
Effective October 21, 2019, the financial results of BellRing and its subsidiaries were consolidated within our financial results and 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), was allocated to noncontrolling interest. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC. For additional information, see Notes 1 and 5 within “Notes to Condensed Consolidated Financial Statements.”
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
COVID-19
The COVID-19 pandemic has continued to create global economic disruption and uncertainty, including in our business. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto and are taking necessary actions to ensure our ability to safeguard the health of our employees, maintain the continuity of our supply chain to serve customers and manage our financial performance and liquidity. Examples of actions we have taken in response to the pandemic include:
•reinforcing manufacturing facilities with adequate supplies, staffing and support;
•enhancing facility safety measures and working closely with public health officials to follow additional health and safety guidelines;
•drawing $500.0 million of our $750.0 million revolving credit facility and $65.0 million of BellRing’s revolving credit facility to further enhance liquidity in March 2020. We repaid $325.0 million during the three months ended June 30, 2020 on our revolving credit facility and repaid the remaining outstanding principal balance in July 2020. The $65.0 million of borrowings under the BellRing revolving credit facility were repaid in May 2020. For additional information, see Notes 16 and 20 within “Notes to Condensed Consolidated Financial Statements”;
•temporarily suspending our share repurchase program, which we resumed in May 2020. For additional information, see Note 18 within “Notes to Condensed Consolidated Financial Statements” and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” within Part II of this report;
•actively managing our foodservice egg supply, including taking measures to reduce internal production, delivering contract suspension notices invoking force majeure clauses with respect to certain of our suppliers in the second quarter of fiscal 2020 (these contract suspensions were provisionally lifted on July 1, 2020) and repurposing product into our retail channel; and
•within our foodservice business, where our results continue to be negatively impacted by lower away-from-home demand in various channels, approaching cost reduction in a restrained manner which has preserved our ability to respond quickly as demand resumes. We will manage costs more aggressively if the reduced demand for our foodservice products extends over a longer period.
Since the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the categories in which we operate, our products sold through the food, drug and mass, club and eCommerce channels generally experienced an increase in sales as a result of consumer pantry loading in the second quarter of fiscal 2020 and increased at-home consumption that continued throughout the third quarter of fiscal 2020. However, as a result of increased at-home consumption, we experienced declines in sales of on-the-go products in the three months ended June 30, 2020. We expect some of the benefit of what amounts to a massive trial exercise (as consumers try products that they may not have been purchasing previously) to convert into an intermediate term improvement in category trends across the majority of our retail businesses. However, there is no guarantee that such increase in sales and/or intermediate term improvement in category trends will continue or be realized. Additionally, we have incurred increased expenses specifically attributable to the COVID-19 pandemic, including increased employee wages and paid absences, COVID-19 screening expenses and additional cleaning costs. Our foodservice business has been negatively impacted by lower demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. From April lows, our foodservice volumes improved throughout the third quarter of fiscal 2020 and largely followed changes in the degree of restrictions on mobility and gatherings. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section, as well as “Risk Factors” in Part II of this report.
Lease Accounting
On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, we recognized right-of-use assets and lease liabilities of $158.1 million and $168.2 million, respectively, on the balance sheet at October 1, 2019. For additional information regarding these ASUs, refer to Notes 2 and 15 within “Notes to Condensed Consolidated Financial Statements.”

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$1,336.4	$1,439.2	$(102.8)	(7)%	$4,287.4	$4,238.3	$49.1	1%

Operating Profit	$172.1	$198.2	$(26.1)	(13)%	$521.6	$678.4	$(156.8)	(23)%
Interest expense, net	96.4	85.6	(10.8)	(13)%	293.3	230.5	(62.8)	(27)%
Loss on extinguishment of debt, net	—	—	—	n/a	72.9	6.1	(66.8)	(1,095)%
Expense on swaps, net	29.2	86.2	57.0	66%	192.4	200.9	8.5	4%
Other income, net	(3.1)	(3.7)	(0.6)	(16)%	(9.6)	(11.1)	(1.5)	(14)%
Income tax expense (benefit)	5.0	7.4	2.4	32%	(11.7)	39.6	51.3	130%
Equity method loss, net of tax	4.2	6.2	2.0	32%	22.6	25.7	3.1	12%
Less: Net earnings attributable to noncontrolling interests	4.4	0.3	(4.1)	(1,367)%	17.9	0.9	(17.0)	(1,889)%
Net Earnings (Loss)	$36.0	$16.2	$19.8	122%	$(56.2)	$185.8	$(242.0)	(130)%
Net Sales
Net sales decreased $102.8 million, or 7%, during the three months ended June 30, 2020, compared to the corresponding period in the prior year. This decrease was due to declines in our Foodservice and BellRing Brands segments, partially offset by growth in our Refrigerated Retail, Post Consumer Brands and Weetabix segments.
Net sales increased $49.1 million, or 1%, during the nine months ended June 30, 2020, compared to the corresponding period in the prior year. This increase was due to growth in our Post Consumer Brands, BellRing Brands, Refrigerated Retail and Weetabix segments, partially offset by a decline in our Foodservice segment.
All segments were impacted by significant changes in consumer behavior in response to the COVID-19 pandemic in both the three and nine months ended June 30, 2020. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $26.1 million, or 13%, during the three months ended June 30, 2020, compared to the corresponding period in the prior year. This decrease was primarily due to a segment loss in our Foodservice segment combined with lower segment profit in our BellRing Brands segment, partially offset by increased segment profit within our Post Consumer Brands, Refrigerated Retail and Weetabix segments, as well as decreased general corporate expenses and other.
Operating profit decreased $156.8 million, or 23%, during the nine months ended June 30, 2020, compared to the corresponding period in the prior year. In the nine months ended June 30, 2019, operating profit was impacted by gains of $127.9 million related to the 8th Avenue Transactions and the sale of our Post Consumer Brands cereal warehouse in Clinton, Massachusetts. Excluding these impacts, operating profit decreased $28.9 million, or 5%, primarily due to lower segment profit within our Foodservice and BellRing Brands segments, partially offset by increased segment profit within our Post Consumer Brands, Refrigerated Retail and Weetabix segments, as well as decreased general corporate expenses and other.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $10.8 million, or 13%, during the three months ended June 30, 2020, compared to the corresponding period in the prior year, driven by an increase in the principal balance of debt outstanding from senior notes issued in fiscal 2020 and fiscal 2019 and debt entered into in connection with the IPO on October 21, 2019, partially offset by reduced interest expense of $15.2 million as a result of the repayment of our term loan in the first quarter of fiscal 2020 and a decrease in our weighted-average interest rate resulting from a change in the mix of debt outstanding. Our weighted-average interest rate on our total outstanding debt was 5.2% and 5.3% for the three months ended June 30, 2020 and 2019, respectively. Additionally, interest expense was negatively impacted by increased losses (compared to gains in the prior year period) of $2.5 million related to our interest rate swap contracts.

Interest expense, net increased $62.8 million, or 27%, during the nine months ended June 30, 2020, compared to the corresponding period in the prior year, driven by increased losses (compared to gains in the prior year period) of $40.0 million on our interest rate swap contracts. Additionally, interest expense was negatively impacted by an increase in the principal balance of debt outstanding from senior notes issued in fiscal 2020 and fiscal 2019 and debt entered into in connection with the IPO on October 21, 2019, partially offset by reduced interest expense of $41.8 million as a result of the repayment of our term loan. Our weighted-average interest rate on our total outstanding debt was 5.4% and 5.3% for the nine months ended June 30, 2020 and 2019, respectively. This increase in our weighted-average interest rate was driven by a change in the mix of debt outstanding. During the nine months ended June 30, 2019, we recorded $4.7 million of interest expense related to amounts owed to former holders of shares of Bob Evans Farms, Inc. (“Bob Evans”) common stock who demanded appraisal of their shares under Delaware law and had not withdrawn their demands.
For additional information on our interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.” For additional information on former holders of Bob Evans common stock who demanded appraisal of their shares, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.” For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Loss on Extinguishment of Debt, Net
Fiscal 2020
During the nine months ended June 30, 2020, we recognized a loss of $72.9 million related to the repayments of the outstanding principal balances of our 2020 bridge loan, our term loan, our 5.50% notes maturing in March 2025 and our 8.00% senior notes, as well as the amendment and restatement of our credit agreement. The loss included premiums paid of $49.8 million and write-offs of debt issuance costs of $23.1 million.
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
Expense on Swaps, Net
Fiscal 2020
During the three and nine months ended June 30, 2020, we recognized net losses of $29.2 million and $192.4 million, respectively, on our interest rate swaps that are not designated as hedging instruments. During the three months ended June 30, 2020, the net losses included non-cash mark-to-market losses of $3.0 million and settlements paid of $26.2 million. During the nine months ended June 30, 2020, the net losses included non-cash mark-to-market losses of $146.7 million and settlements paid of $45.7 million.
Fiscal 2019
During the three and nine months ended June 30, 2019, we recognized net losses of $86.2 million and $200.9 million, respectively, on our interest rate swaps that were not designated as hedging instruments. Of the total losses recognized in the three months ended June 30, 2019, $86.1 million related to non-cash adjustments and $0.1 million related to cash settlements paid. Of the total losses recognized in the nine months ended June 30, 2019, $200.5 million related to non-cash adjustments and $0.4 million related to cash settlements paid.
For additional information on our interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Tax Expense (Benefit)
Our effective income tax rate was 10.1% and 42.7% for the three and nine months ended June 30, 2020, respectively, and 24.6% and 15.7% for the three and nine months ended June 30, 2019, respectively. Our effective income tax rates differed significantly from the statutory rates in both current year periods, primarily due to rate differential on foreign income and net discrete tax benefits of $3.9 million and $8.7 million in the three and nine months ended June 30, 2020, respectively, which largely related to our equity method investment in 8th Avenue. In the nine months ended June 30, 2019, our effective income tax rate differed significantly from the statutory rate primarily due to $18.5 million of net discrete tax benefits related to excess tax benefits for share-based payments.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact our accounting for income taxes, such as modifications to the limitation of business interest expense deductibility for tax years beginning in 2019 and 2020, and have been accounted for within the three and nine months ended June 30, 2020. The CARES Act did not have a material impact on our financial statements as its impact primarily related to immaterial short-term and long-term classifications on the Condensed Consolidated Balance Sheet.
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
Post Consumer Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$528.1	$474.1	$54.0	11%	$1,477.2	$1,388.5	$88.7	6%
Segment Profit	$127.6	$82.7	$44.9	54%	$300.6	$249.9	$50.7	20%
Segment Profit Margin	24%	17%			20%	18%
Net sales for the Post Consumer Brands segment increased $54.0 million, or 11%, for the three months ended June 30, 2020, when compared to the prior year period, primarily driven by 8% higher volume. This increase in volume was largely due to an increase in consumer purchases in response to the COVID-19 pandemic, driven by gains in Malt-O-Meal bag cereal, private label cereal, Pebbles, Honey Bunches of Oats, adult and kid classic brands and Great Grains, partially offset by declines in licensed products, government bid business and natural and organic cereal volume. Average net selling prices increased when compared to the prior year period resulting from lower trade spending and a favorable product mix.
Net sales for the Post Consumer Brands segment increased $88.7 million, or 6%, for the nine months ended June 30, 2020, when compared to the prior year period, primarily driven by 6% higher volume. This increase in volume was largely due to an increase in consumer purchases in response to the COVID-19 pandemic, driven by gains in private label cereal, Malt-O-Meal bag cereal, Pebbles, Honey Bunches of Oats and kid classic brands, partially offset by volume declines in natural and organic cereal and licensed products.
Segment profit for the three months ended June 30, 2020 increased $44.9 million, or 54%, when compared to the prior year period, primarily driven by higher net sales, as previously discussed, lower manufacturing costs of $8.2 million (driven by manufacturing cost efficiencies, partially offset by increased COVID-19 related expenses), reduced integration costs of $2.7 million, lower raw materials costs of $2.3 million, lower freight costs of $1.8 million and decreased advertising and consumer spending of $1.5 million. These positive impacts were partially offset by increased employee-related expenses.
Segment profit for the nine months ended June 30, 2020 increased $50.7 million, or 20%, when compared to the prior year period, primarily driven by higher net sales, as previously discussed, lower manufacturing costs of $19.5 million (driven by manufacturing cost efficiencies, partially offset by increased COVID-19 related expenses), reduced freight costs of $13.3 million and decreased integration expenses of $1.2 million. These positive impacts were partially offset by increased employee-related expenses, higher product donations of $4.7 million, higher warehousing costs of $2.5 million and increased advertising and consumer spending of $2.0 million.

Weetabix

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$111.8	$108.4	$3.4	3%	$326.7	$313.4	$13.3	4%
Segment Profit	$32.6	$26.8	$5.8	22%	$84.3	$69.3	$15.0	22%
Segment Profit Margin	29%	25%			26%	22%
Net sales for the Weetabix segment increased $3.4 million, or 3%, for the three months ended June 30, 2020, when compared to the prior year period, primarily due to 4% higher volume. This increase in volume was largely due to an increase in consumer purchases in response to the COVID-19 pandemic, driven by increases in at-home consumption of biscuit cereal products and export volumes and the benefit of participation in a government-backed parcel initiative, partially offset by declines in on-the-go consumption of Weetabix On the Go drinks and bars. Average net selling prices increased primarily due to reduced trade spending and a favorable product mix. Net sales for the three months ended June 30, 2020 were negatively impacted by unfavorable foreign exchange rates when compared to the prior year period.
Net sales for the Weetabix segment increased $13.3 million, or 4%, for the nine months ended June 30, 2020, when compared to the prior year period, due to improved average net selling prices and 1% higher volume. Average net selling prices increased primarily due to targeted price increases, reduced trade spending and a favorable product mix. Volume increases were largely due to an increase in consumer purchases in response to the COVID-19 pandemic, primarily driven by gains in at-home consumption of RTE branded cereal products, partially offset by declines in on-the-go consumption of Weetabix On the Go drinks and bars, as well as reduced private label cereal volume due to the start-up of a new manufacturing facility in fiscal 2020. Net sales for the nine months ended June 30, 2020 were negatively impacted by unfavorable foreign exchange rates when compared to the prior year period.
Segment profit for the three months ended June 30, 2020 increased $5.8 million, or 22%, when compared to the prior year period. This increase was driven by higher net sales, as previously discussed, and favorable manufacturing and raw material costs of $4.4 million, partially offset by increased employee-related expenses, higher advertising and consumer spending of $1.5 million and unfavorable foreign exchange rates when compared to the prior year period.
Segment profit for the nine months ended June 30, 2020 increased $15.0 million, or 22%, when compared to the prior year period. This increase was driven by higher net sales, as previously discussed, and favorable manufacturing and raw materials costs of $6.0 million, partially offset by higher advertising and consumer spending of $4.0 million, higher employee-related expenses and unfavorable foreign exchange rates when compared to the prior year period.
Foodservice

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$242.3	$412.6	$(170.3)	(41)%	$1,041.3	$1,209.8	$(168.5)	(14)%
Segment (Loss) Profit	$(40.3)	$58.5	$(98.8)	(169)%	$30.5	$158.6	$(128.1)	(81)%
Segment (Loss) Profit Margin	(17)%	14%			3%	13%
Net sales for the Foodservice segment decreased $170.3 million, or 41%, for the three months ended June 30, 2020, when compared to the prior year period, driven by 42% lower volume. The volume decline was due to lower foodservice product demand as a result of the COVID-19 pandemic. Egg product sales were down $145.6 million, or 40%, with volume down 39%, driven by 48% lower volume in the foodservice channel and lower average net selling prices in the food ingredient channel, partially offset by 1% higher volume in the food ingredient channel. Food ingredient average net selling prices decreased primarily due to lower market-based raw and liquid egg prices and short-term price reductions used to move excess inventory created by lower product demand as a result of the COVID-19 pandemic. Sales of side dishes were down $21.3 million, or 49%, with volume down 53%. Sausage sales were down $2.1 million, or 46%, with volume down 42%. Other product sales were down $1.3 million, or 25%, with volume down 29%.
Net sales for the Foodservice segment decreased $168.5 million for the nine months ended June 30, 2020, when compared to the prior year period, driven by 15% lower volume. The volume decline was due to lower foodservice product demand as a result of the COVID-19 pandemic. Egg product sales were down $146.0 million, or 14%, with volume down 14%, driven by 18% lower volume in the foodservice channel and lower average net selling prices in the food ingredient channel, partially offset by 2% higher volume in the food ingredient channel. Food ingredient average net selling prices decreased primarily due to lower market-based raw and liquid egg prices and short-term price reductions used to move excess inventory created by lower product demand as a result of the COVID-19 pandemic. Sales of side dishes were down $15.4 million, or 12%, with volume down 15%. Sausage sales were down $3.4 million, or 23%, with volume down 21%. Other product sales were down $3.7 million, or 22%, with volume down 21%.
Segment loss for the three months ended June 30, 2020 was $40.3 million compared to segment profit of $58.5 million in the three months ended June 30, 2019. The decline in segment profit was primarily due to negative impacts related to the COVID-19 pandemic, including lower volume and short-term price reductions, as previously discussed, unfavorable fixed cost absorption as we reduced our egg supply and production in our plants to match lower demand and increased inventory write-offs, including increased expense for donated and obsolete inventory on short-dated products, of $3.9 million, as well as increased expenses attributable to the COVID-19 pandemic, including increased employee wages and paid absences, COVID-19 screening expenses and additional cleaning costs. Additionally, segment profit was negatively impacted by increased losses (compared to gains in the prior year period) related to mark-to-market adjustments on commodity hedges of $4.5 million and higher freight costs of $2.8 million despite lower volumes, due to load factor and other inefficiencies in our transportation network. In addition, segment profit for the three months ended June 30, 2019 was positively impacted by a gain on a legal settlement of $3.4 million.
Segment profit for the nine months ended June 30, 2020 decreased $128.1 million, or 81%, when compared to the prior year period, primarily due to lower foodservice volumes, as previously discussed, increased net product costs and other negative impacts related to the COVID-19 pandemic. The impact of the COVID-19 pandemic resulted in lower volume and short-term price reductions, as previously discussed, unfavorable fixed cost absorption as we reduced our egg supply and production in our plants to match lower demand and increased inventory write-offs of $10.7 million, mainly due to increased expense for donated and obsolete inventory on short-dated products, due to the decline in foodservice product demand, as well as increased expenses attributable to the COVID-19 pandemic, including increased employee wages and paid absences, COVID-19 screening expenses and additional cleaning costs. Additionally, net product costs were negatively impacted by (i) start-up costs of $9.1 million related to our new precooked egg facility in Norwalk, Iowa, (ii) manufacturing inefficiencies at certain facilities, (iii) higher freight costs of $6.0 million despite lower volumes, due to load factor and other inefficiencies in our transportation network, (iv) increased losses (compared to gains in the prior year period) related to mark-to-market adjustments on commodity hedges of $7.4 million, (v) a $2.5 million insurance deductible and $0.4 million of repair and clean-up expenses due to a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020 and (vi) $4.7 million of insurance proceeds received in the prior year period in connection with a fire that occurred at our Klingerstown, Pennsylvania facility in the third quarter of fiscal 2018. In addition, segment profit for the nine months ended June 30, 2019 was positively impacted by a gain on a legal settlement of $3.4 million.
Refrigerated Retail

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$250.3	$207.1	$43.2	21%	$737.8	$688.2	$49.6	7%
Segment Profit	$42.3	$15.8	$26.5	168%	$98.5	$72.8	$25.7	35%
Segment Profit Margin	17%	8%			13%	11%
Net sales for the Refrigerated Retail segment increased $43.2 million, or 21%, for the three months ended June 30, 2020, when compared to the prior year period. Volume for the three months ended June 30, 2020 was positively impacted by an increase in consumer purchases in response to the COVID-19 pandemic. Sales of side dishes increased $14.2 million, or 17%, driven by increased average net selling prices and 7% higher volume. The increase in average net selling prices was primarily due to targeted price increases, lower trade spending and a favorable product mix. The increase in volume was driven by higher branded dinner and breakfast sides volume, partially offset by lower private label dinner sides and deli sides volume. Cheese and other dairy case product sales were up $20.4 million, or 40%, driven by 29% higher volume and higher average net selling prices as a result of targeted price increases and lower trade spending. Sausage sales increased $11.8 million, or 42%, driven by 33% higher volume and higher average net selling prices as a result of reduced trade spending. Egg product sales were down $5.3 million, or 14%, with volume down 19%, due to declines in deli products resulting from deli closures and lower away-from-home demand, as well as the decision to exit certain low-margin business. Sales of other products were up $2.1 million, or 28%, with volume up 2%.

Net sales for the Refrigerated Retail segment increased $49.6 million, or 7%, for the nine months ended June 30, 2020, when compared to the prior year period. Volume for the nine months ended June 30, 2020 was positively impacted by an increase in consumer purchases in response to the COVID-19 pandemic. Sales of side dishes increased $30.8 million, or 12%, driven by increased average net selling prices and 4% higher volume. The increase in average net selling prices was primarily due to targeted price increases, a favorable product mix and lower trade spending. Volume increases were driven by higher branded dinner and breakfast sides volume, partially offset by lower private label dinner sides and deli sides volume. Cheese and other dairy case product sales were up $21.7 million, or 12%, with volume up 4%, primarily due to higher average net selling prices as a result of targeted price increases and lower trade spending. Sausage sales increased $19.0 million, or 19%, driven by 10% higher volume and higher average net selling prices as a result of reduced trade spending. Egg product sales were down $22.2 million, or 17%, with volume down 13%, due to losses in branded liquid egg product volume and declines in deli products resulting from deli closures and lower away-from-home demand, as well as the decision to exit certain low-margin business. Sales of other products were up $0.3 million, or 1%, with volume down 25%.
Segment profit increased $26.5 million, or 168%, for the three months ended June 30, 2020, when compared to the prior year period. This increase was primarily due to higher net sales, as previously discussed, lower raw material costs of $9.8 million (due to lower sow and cheese costs of $7.8 million and $2.2 million, respectively, partially offset by higher egg input costs of $0.2 million) and lower advertising and promotion costs of $1.5 million, partially offset by higher manufacturing costs of $4.4 million and increased employee-related expenses.
Segment profit increased $25.7 million, or 35%, for the nine months ended June 30, 2020, when compared to the prior year period. This increase was primarily due to higher net sales, as previously discussed, and lower raw material costs of $1.1 million (due to lower sow costs of $10.7 million, partially offset by higher cheese and egg input costs of $9.1 million and $0.5 million, respectively), partially offset by increased employee-related expenses, higher manufacturing costs of $4.8 million and higher freight costs of $2.0 million.
BellRing Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$204.2	$237.6	$(33.4)	(14)%	$705.7	$639.9	$65.8	10%
Segment Profit	$30.6	$55.6	$(25.0)	(45)%	$115.0	$134.8	$(19.8)	(15)%
Segment Profit Margin	15%	23%			16%	21%
Net sales for the BellRing Brands segment decreased $33.4 million, or 14%, for the three months ended June 30, 2020, when compared to the prior year period. Sales of Premier Protein products were down $23.3 million, or 12%, with volume down 10%. Volume decreases were driven by lower RTD protein shake, other RTDs and bar volumes. The decrease in RTD protein shake volumes was primarily the result of higher customer inventory levels at the end of our second fiscal quarter, which reduced customer purchases in the three months ended June 30, 2020. In addition, RTD protein shake volumes in the three months ended June 30, 2020 were negatively impacted by the lapping of an early delivery of product requested by a large customer in the third quarter of fiscal 2019 to support promotional activity and lower category-wide on-the-go consumption. These negative impacts were partially offset by distribution gains and new product introductions. Average net selling prices decreased in the three months ended June 30, 2020 due to increased promotional spending. Sales of Dymatize products were down $4.4 million, or 17%, with volume down 22%. Volume decreases were primarily driven by lower international and specialty channel sales, largely resulting from temporary and permanent retail store closures in reaction to the COVID-19 pandemic, partially offset by gains in the club and eCommerce channels. Sales of PowerBar products were down $5.6 million, or 44%, with volume down 45%, driven by lower international consumer purchases in response to the COVID-19 pandemic and planned product discontinuations of certain products in North America. Sales of all other products were down $0.1 million.
Net sales for the BellRing Brands segment increased $65.8 million, or 10%, for the nine months ended June 30, 2020, when compared to the prior year period. Sales of Premier Protein products were up $84.1 million, or 17%, with volume up 16%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, lapping short-term capacity constraints in the prior year period and new product introductions, partially offset by decreased consumer purchases in response to the COVID-19 pandemic and the lapping of an early delivery of product requested by a large customer in the third quarter of fiscal 2019 to support promotional activity as well as lower bar volumes. Sales of Dymatize products were down $8.1 million, or 10%, with volume down 8%. Volumes decreased primarily due to lower club volumes as a result of lapping prior year promotional activity and lower international and specialty channel volumes, largely resulting from temporary and permanent retail store closures in reaction to the COVID-19 pandemic. These negative impacts were partially offset by higher eCommerce volumes. Average net selling prices decreased in the nine months ended June 30, 2020 due to an unfavorable sales mix resulting from an increase in lower-priced powder volumes. Sales of PowerBar products were down $9.3 million, or 26%, with volume down 33%, driven by planned product discontinuations of certain products in North America and lower international consumer purchases in response to the COVID-19 pandemic, partially offset by an increase in average net selling prices. Sales of all other products were down $0.9 million.
Segment profit decreased $25.0 million, or 45%, for the three months ended June 30, 2020, when compared to the prior year period. This decrease was primarily driven by lower net sales, as previously discussed, higher net product costs of $2.7 million, as unfavorable raw materials costs were partially offset by lower manufacturing and freight costs, increased advertising and consumer spending of $2.0 million, incremental public company costs of $2.1 million and incremental stock-based compensation of $1.8 million. These negative impacts were partially offset by lower employee-related expenses (excluding stock-based compensation).
Segment profit decreased $19.8 million, or 15%, for the nine months ended June 30, 2020, when compared to the prior year period. This decrease was primarily driven by increased advertising and consumer spending of $13.5 million, higher net product costs of $9.2 million, as unfavorable raw materials costs were partially offset by lower freight and manufacturing costs, incremental public company costs of $6.4 million, higher employee-related expenses (including stock-based compensation expense of $4.8 million), higher warehousing costs of $3.1 million and increased transaction costs of $1.8 million. These negative impacts were partially offset by higher net sales, as previously discussed.
Other Items
General Corporate Expenses and Other

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General corporate expenses and other	$17.6	$37.5	$19.9	53%	$97.7	$123.2	$25.5	21%
General corporate expenses and other decreased $19.9 million, or 53%, for the three months ended June 30, 2020, when compared to the prior year period, primarily driven by increased gains (compared to losses in the prior year period) related to mark-to-market adjustments on commodity hedges of $12.9 million, decreased restructuring and plant closure costs of $6.1 million (including lower accelerated depreciation of $4.6 million) and lower third party transaction costs of $3.3 million. These positive impacts were partially offset by increased losses related to mark-to-market adjustments on deferred compensation of $1.9 million and higher employee-related expenses (including stock-based compensation of $0.8 million).
General corporate expenses and other decreased $25.5 million, or 21%, for the nine months ended June 30, 2020, when compared to the prior year period, primarily driven by lower restructuring and plant closure costs of $16.9 million (including lower accelerated depreciation of $12.3 million), decreased third party transaction costs of $14.1 million and increased gains related to mark-to-market adjustments on deferred compensation of $4.0 million. These positive impacts were partially offset by increased losses related to mark-to-market adjustments on commodity hedges of $7.2 million and higher employee-related expenses (including stock-based compensation of $3.4 million).
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

	Three Months Ended June 30,			Nine Months Ended June 30,
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	2020	2019	$ Change
Post Consumer Brands	$0.4	$6.0	$5.6	$1.5	$13.6	$12.1
Weetabix	0.6	1.1	0.5	0.5	5.3	4.8
	$1.0	$7.1	$6.1	$2.0	$18.9	$16.9
Gain on Sale of Business
During the nine months ended June 30, 2019, we recorded a gain of $127.3 million (adjusted to $126.6 million for the full year ended September 30, 2019) related to the 8th Avenue Transactions. The gain recorded in the nine months ended June 30, 2019 included foreign exchange losses previously recorded in accumulated other comprehensive loss of $42.1 million.

LIQUIDITY AND CAPITAL RESOURCES
In connection with completing the BellRing formation transactions and managing our capital structure, we completed the following activities during the nine months ended June 30, 2020 (for additional information, see Notes 1, 16 and 18 within “Notes to Condensed Consolidated Financial Statements”):
•$1,250.0 million principal value issued of 4.625% senior notes;
•$1,000.0 million principal value repaid and $41.3 million premium payment made on the extinguishment of our 5.50% senior notes maturing in March 2025;
•$122.2 million principal value repaid and $8.5 million premium payment made on the extinguishment of our 8.00% senior notes;
•$1,309.5 million outstanding principal value repaid on our term loan;
•entered into a second amended and restated credit agreement (the “Credit Agreement”) providing for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”);
•$500.0 million borrowed under the Revolving Credit Facility;
•$325.0 million outstanding principal value repaid on the Revolving Credit Facility;
•$524.4 million net proceeds received by BellRing from the IPO, after deducting underwriting discounts and commissions;
•$1,225.0 million borrowed under our 2020 bridge facility agreement (the “2020 Bridge Loan”);
•$1,225.0 million outstanding principal value repaid by BellRing on the 2020 Bridge Loan;
•BellRing entered into a credit agreement (the “BellRing Credit Agreement”) providing for debt facilities consisting of a $700.0 million term B loan facility (the “BellRing Term B Facility”) and a $200.0 million revolving credit facility (the “BellRing Revolving Credit Facility”);
•$700.0 million borrowed by BellRing under the BellRing Term B Facility;
•$185.0 million borrowed by BellRing under the BellRing Revolving Credit Facility;
•$130.0 million outstanding principal value repaid by BellRing on the BellRing Revolving Credit Facility; and
•4.6 million shares of our common stock repurchased at an average share price of $101.14 per share for a total cost of $462.3 million (including amounts settled subsequent to the period), including broker’s commissions.
On July 8, 2020, subsequent to the end of the period, we repaid the remaining outstanding principal balance on our Revolving Credit Facility using cash on hand. As of July 31, 2020, our Revolving Credit Facility had outstanding letters of credit of $21.8 million, which reduced the available borrowing capacity under our Revolving Credit Facility to $728.2 million.

The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2020	2019
Cash provided by (used in):
Operating activities	$408.4	$504.8
Investing activities	(94.8)	96.7
Financing activities	(313.9)	(1,228.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(1.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$0.2	$(628.0)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have taken steps across the organization to limit discretionary expenses and re-prioritize our capital projects and we continue to focus on cash flow generation. We temporarily suspended our share repurchase program and borrowed under our revolving credit facilities in order to increase our cash position and financial flexibility in the second quarter of fiscal 2020. As a result of our strong operating cash flows and our healthy liquidity position, in the third quarter of fiscal 2020, we were able to resume our share repurchase program and repay the majority of the borrowings under our revolving credit facilities, the remainder of which were repaid in July 2020. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. Additionally, we expect to generate positive cash flows from the operations of our diverse businesses; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
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
Obligations under the BellRing Credit Agreement are guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries of BellRing it designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the assets of BellRing and the assets of its subsidiary guarantors (other than real estate), subject to limited exceptions. We and our subsidiaries (other than BellRing and certain of its subsidiaries) are not obligors or guarantors under the BellRing debt facilities.
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2020 decreased $96.4 million compared to the prior year period, primarily driven by an increase in cash settlements paid (compared to cash settlements received in the prior year period) of $76.9 million related to our interest rate swaps, higher interest payments of $47.2 million resulting primarily from debt entered into in connection with the IPO and interest paid related to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares under Delaware law and had not withdrawn their demands, higher tax payments (net of refunds) of $12.5 million, increased payments of employee incentives and higher advertising and promotional spending. These negative impacts were partially offset by favorable changes in working capital of $22.2 million, primarily related to fluctuations in the timing of sales and collections of trade receivables, combined with higher cash outflows for inventory in the prior year period due to inventory builds in our BellRing Brands, Foodservice, Post Consumer Brands and Weetabix segments.
Investing Activities
Nine months ended June 30, 2020
Cash used in investing activities for the nine months ended June 30, 2020 was $94.8 million, primarily consisting of capital expenditures of $160.0 million, partially offset by proceeds received of $52.7 million largely resulting from the termination of $448.7 million notional value of our cross-currency swaps that were designated as hedging instruments and insurance proceeds received of $10.0 million related to a fire at our Bloomfield, Nebraska layer facility. The most significant capital expenditure project in the period related to the purchase of a previously leased manufacturing plant in Sulphur Springs, Texas.
Nine months ended June 30, 2019
Cash provided by investing activities for the nine months ended June 30, 2019 was $96.7 million, driven by proceeds received of $266.8 million related to the 8th Avenue Transactions and proceeds received of $30.5 million largely resulting from the termination of $214.2 million notional value of our cross-currency swaps that were designated as hedging instruments. These cash inflows were partially offset by capital expenditures of $202.7 million. The most significant capital expenditure project in the period related to the construction of a new precooked egg facility in Norwalk, Iowa.

Financing Activities
Nine months ended June 30, 2020
Cash used in financing activities for the nine months ended June 30, 2020 was $313.9 million. BellRing Brands, Inc. received $524.4 million net proceeds from the IPO, after deducting underwriting discounts and commissions. We received proceeds of $1,250.0 million from the issuance of our 4.625% senior notes, borrowed $1,225.0 million under the 2020 Bridge Loan and borrowed $500.0 million under the Revolving Credit Facility. BellRing borrowed $700.0 million under the BellRing Term B Facility, at a discount of $14.0 million, and borrowed $185.0 million under the BellRing Revolving Credit Facility. These issuances and borrowings, combined with proceeds received of $2.0 million from the municipal bond, resulted in total proceeds from the issuance of long-term debt of $3,848.0 million. In connection with these issuances, borrowings and the amendment and restatement of our Credit Agreement, we paid $40.8 million in debt issuance costs and deferred financing fees. We repaid the outstanding principal balances on our term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, repaid $325.0 million of outstanding principal borrowings on our Revolving Credit Facility and made a principal payment on the municipal bond. BellRing repaid the outstanding principal balance on the 2020 Bridge Loan and repaid $130.0 million of outstanding principal borrowings on the BellRing Revolving Credit Facility, which resulted in total repayments of long-term debt of $4,130.3 million. We paid premiums of $49.8 million related to our early extinguishment of our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes. In connection with the IPO, we were refunded $15.3 million of debt issuance costs paid in connection with the 2020 Bridge Loan. We paid $469.0 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020.
Nine months ended June 30, 2019
Cash used in financing activities for the nine months ended June 30, 2019 was $1,228.3 million. During the nine months ended June 30, 2019, we repaid $863.0 million outstanding principal value of our term loan, and repurchased and retired $60.0 million principal value of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes, at a discount of $4.0 million. These repayments and repurchases, combined with payments to our capital lease, resulted in total net payments of $919.1 million. Additionally, payments of $253.6 million, excluding interest, were made to former holders of Bob Evans common stock who had demanded appraisal and, who at the time, had not yet been paid for their shares. In connection with the 8th Avenue Transactions, we were refunded $7.8 million of debt issuance costs we paid in fiscal 2018 related to the 2018 bridge loan. We also paid $84.7 million, including broker’s commissions, for the repurchase of shares of our common stock during the nine months ended June 30, 2019, and received proceeds from the exercises of stock awards of $41.5 million.
Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a ratio for quarterly maximum secured net leverage (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of June 30, 2020, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of June 30, 2020. We do not believe non-compliance is reasonably likely in the foreseeable future.
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
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report, including statements regarding the effect of the COVID-19 pandemic on our business and our continuing response to the COVID-19 pandemic. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our results of operations, financial condition and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•the impact of the COVID-19 pandemic, including negative impacts on the global economy and capital markets, our ability to manufacture and deliver our products, operating costs, demand for our foodservice and on-the-go products and our operations generally;
•disruptions or inefficiencies in the supply chain, including as a result of our reliance on third party suppliers or manufacturers for the manufacturing of many of our products, pandemics, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;
•significant volatility in the costs or availability of certain commodities (including raw materials and packaging used to manufacture our products), higher freight costs or higher energy costs;
•changes in economic conditions, disruptions in the United States and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;
•loss of key employees, employee absenteeism, labor strikes, work stoppages or unionization efforts;
•our high leverage, our ability to obtain additional financing (including both secured and unsecured debt) and our ability to service our outstanding debt (including covenants that restrict the operation of our business);
•our ability to continue to compete in our product categories and our ability to retain our market position and favorable perceptions of our brands;
•our ability to anticipate and respond to changes in consumer and customer preferences and trends and introduce new products;
•our ability to identify, complete and integrate acquisitions and manage our growth;
•our ability to promptly and effectively realize the strategic and financial benefits expected as a result of the IPO of a minority interest in our BellRing Brands business, which consists of our historical active nutrition business, and certain other transactions completed in connection with the IPO;
•our ability to promptly and effectively realize the expected synergies of our acquisition of Bob Evans within the expected timeframe or at all;
•impairment in the carrying value of goodwill or other intangibles;
•our ability to successfully implement business strategies to reduce costs;

•allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other litigation;
•legal and regulatory factors, such as compliance with existing laws and regulations and changes to, and new, laws and regulations affecting our business, including current and future laws and regulations regarding food safety, advertising and labeling and animal feeding and housing operations;
•the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;
•consolidations in the retail and foodservice distribution channels;
•the ultimate impact litigation or other regulatory matters may have on us;
•our ability to successfully collaborate with third parties that have invested with us in 8th Avenue;
•costs associated with Bob Evans’s obligations in connection with the sale and separation of its restaurants business in April 2017, which occurred prior to our acquisition of Bob Evans, including certain indemnification obligations under the restaurants sale agreement and Bob Evans’s payment and performance obligations as a guarantor for certain leases;
•the ability of our and our customers’, and 8th Avenue’s and its customers’, private brand products to compete with nationally branded products;
•risks associated with our international business;
•the impact of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) on us and our operations;
•costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents or information security breaches;
•changes in estimates in critical accounting judgments;
•our ability to protect our intellectual property and other assets;
•losses or increased funding and expenses related to our qualified pension or other postretirement plans;
•significant differences in our, 8th Avenue’s and BellRing’s actual operating results from any of our guidance regarding our and 8th Avenue’s future performance and BellRing’s guidance regarding its future performance;
•our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•other risks and uncertainties included under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on November 22, 2019.
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
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $11 million and $8 million as of June 30, 2020 and September 30, 2019, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions.

Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of June 30, 2020, a hypothetical 10% adverse change in the expected Euro-GBP exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount. As of September 30, 2019, a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $51 million.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of June 30, 2020, the Company had outstanding principal value of indebtedness of $6,858.3 million related to its senior notes, term loan, revolving credit facilities and municipal bond. At June 30, 2020, Post’s Revolving Credit Facility and BellRing’s Revolving Credit Facility had available borrowing capacity of $553.2 million and $145.0 million, respectively. Of the total $6,858.3 million of outstanding indebtedness, $5,937.5 million bears interest at a weighted-average fixed interest rate of 5.2%. As of September 30, 2019, the Company had principal value of indebtedness of $7,119.3 million, related to its senior notes, term loan and capital lease. Of the total $7,119.3 million of outstanding indebtedness, $5,809.8 million bore interest at a weighted-average fixed interest rate of 5.5%.
As of June 30, 2020 and September 30, 2019, the fair value of the Company’s total debt, excluding outstanding borrowings under Post’s Revolving Credit Facility and municipal bond and BellRing’s Revolving Credit Facility, was $6,683.0 million and $7,412.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $20 million and $30 million as of June 30, 2020 and September 30, 2019, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by an immaterial amount for both the three and nine months ended June 30, 2020. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by approximately $1 million and $2 million during the three and nine months ended June 30, 2019, respectively.
For additional information regarding the Company’s debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of June 30, 2020 and September 30, 2019, the Company had interest rate swaps with a notional value of $2,773.1 million and $1,804.1 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $20 million and $36 million as of June 30, 2020 and September 30, 2019, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Management, with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Remaining portion of the cases: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by three opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by such opt-out plaintiffs, but in January 2018, the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants filed a second motion for summary judgment seeking dismissal of the claims, which was denied in June 2019. The remaining opt-out plaintiffs have not yet been assigned trial dates.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the cases could still result in a material adverse outcome.
Henningsen Environmental Matter
In connection with the Company’s acquisition of Henningsen Foods, Inc. (“Henningsen“) from Kewpie Corporation (the “Seller”) under a purchase and sale agreement (the “Purchase Agreement”), which closed on July 1, 2020, the Company acquired an egg processing plant located in David City, Nebraska (the “David City Facility”).
On July 7, 2020, the United States Department of Justice (the “DOJ”) and the Nebraska Attorney General filed a complaint against Henningsen in the United States District Court for the District of Nebraska seeking civil penalties and injunctive relief for violations of pre-treatment regulations under the Federal Water Pollution Control Act (also known as the Clean Water Act (the “CWA”)) and under the Nebraska Environmental Protection Act and Henningsen’s Nebraska pre-treatment program permit at the David City Facility dating from January 2014 to the date of the filing of the complaint. At the same time that the complaint was filed, the DOJ and the Nebraska Attorney General lodged a proposed consent decree that would require Henningsen to pay a civil penalty of $0.8 million and to implement injunctive relief measures, including compliance with the CWA and other environmental regulations, payments to the David City, Nebraska wastewater treatment facility regarding an anaerobic water treatment lagoon and implementation of an operations, maintenance and training program for Henningsen’s employees. The proposed consent decree would resolve the claims alleged in the complaint, although the decree may not be finalized until after expiration of a 30 day public comment period following the July 13, 2020 public notice of the consent decree in the Federal Register. Henningsen expects to finalize the consent decree after completion of the public comment period. However, there is no assurance that there will not be any material changes to the consent decree following completion of the public comment period.
Under the Purchase Agreement, the Seller is contractually obligated to indemnify the Company for this matter, and the Company does not expect this matter will have a material effect on its financial condition, results of operations or cash flows.

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
ITEM 1A. RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on November 22, 2019, as of and for the year ended September 30, 2019 (the “Form 10-K”). These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic has and is expected to continue to impact our financial and operational performance.
The COVID-19 pandemic has and is likely to continue to negatively impact the global economy and capital markets, which could result in a prolonged economic downturn or a global economic recession. These impacts could limit our ability to satisfy our debt obligations or the cost or availability of additional capital transactions. As of June 30, 2020, we had $6,858.3 million in aggregate principal amount of debt and $1,043.6 million in cash and cash equivalents.
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
We have and expect to continue to experience reduced demand for our foodservice and on-the-go products due to reduced consumer traffic in restaurants, schools and other locations. Due to such reduced demand, we had and may in the future temporarily idle certain of our facilities and deliver contract suspension notices to certain of our suppliers, invoking force majeure clauses, and we could become a party to litigation to enforce these force majeure clauses or otherwise enforce our rights under the Uniform Commercial Code. Even in facilities manufacturing products with strong demand, production and sales of these products could be negatively affected by the COVID-19 impacts on our operations previously discussed, retailer limitations, interruptions in our distribution channels or other factors.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a) (b)
April 1, 2020 - April 30, 2020	—	$—	—	$161,874,205
May 1, 2020 - May 31, 2020	74,149	$85.95	74,149	$155,501,370
June 1, 2020 - June 30, 2020	306,279	$87.51	306,279	$128,699,593
Total	380,428	$87.20	380,428	$128,699,593
(a) Does not include broker’s commissions.
(b) On December 5, 2019, our Board of Directors approved an authorization to repurchase up to $400,000,000 of shares of our common stock effective December 5, 2019 (the “Existing Authorization”), and the Company began repurchasing shares under the Existing Authorization on December 6, 2019. The Existing Authorization had an expiration date of December 5, 2021. However, on August 4, 2020, our Board of Directors terminated the Existing Authorization effective August 7, 2020 and approved a new authorization to repurchase up to $400,000,000 of shares of our common stock effective August 8, 2020 (the “New Authorization”). The New Authorization expires on August 8, 2022. Repurchases may be made from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. The table above shows the approximate dollar value of shares that could have been repurchased under the Existing Authorization.

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

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2020

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2020

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2020

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2020 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	August 7, 2020	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)