Form 10-K
period 2020-09-30
Post Holdings, Inc.
filed 2020-11-20
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,680,868,433.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 16, 2020: 65,848,095

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2020, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report, including statements regarding the effect of the COVID-19 pandemic on our business and our continuing response to the COVID-19 pandemic. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•the impact of the COVID-19 pandemic, including negative impacts on the global economy and capital markets, the health of our employees, our ability to manufacture and deliver our products, operating costs, demand for our foodservice and on-the-go products and our operations generally;
•our high leverage, our ability to obtain additional financing (including both secured and unsecured debt), our ability to service our outstanding debt (including covenants that restrict the operation of our business) and a downgrade or potential downgrade in our credit ratings;
•our ability to continue to compete in our product categories and our ability to retain our market position and favorable perceptions of our brands;
•our ability to anticipate and respond to changes in consumer and customer preferences and behaviors and introduce new products;
•changes in economic conditions, disruptions in the United States (the “U.S.”) and global capital and credit markets, changes in interest rates, volatility in the market value of derivatives and fluctuations in foreign currency exchange rates;
•disruptions or inefficiencies in our supply chain, including as a result of our reliance on third party suppliers or manufacturers for the manufacturing of many of our products, pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, fires and evacuations related thereto, changes in weather conditions, natural disasters, agricultural diseases and pests and other events beyond our control;
•significant volatility in the cost or availability of inputs to our business (including freight, raw materials, energy and other supplies);
•our ability to hire and retain talented personnel, the ability of our employees to safely perform their jobs, including the potential for physical injuries or illness (such as COVID-19), employee absenteeism, labor strikes, work stoppages and unionization efforts;
•allegations that our products cause injury or illness, product recalls and withdrawals and product liability claims and other related litigation;
•our ability to identify, complete and integrate or otherwise effectively execute acquisitions or other strategic transactions and effectively manage our growth;
•our ability to promptly and effectively realize the strategic and financial benefits expected as a result of the initial public offering of a minority interest in our BellRing Brands business, which consists of our historical active nutrition business;
•impairment in the carrying value of goodwill or other intangibles;
•our ability to successfully implement business strategies to reduce costs;
•legal and regulatory factors, such as compliance with existing laws and regulations, as well as new laws and regulations and changes to existing laws and regulations and interpretations thereof, affecting our business, including current and future laws and regulations regarding food safety, advertising and labeling and animal feeding and housing operations;
•the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;
•the failure or weakening of the ready-to-eat cereal category and consolidations in the retail and foodservice distribution channels;
•the ultimate impact litigation or other regulatory matters may have on us;

•our ability to successfully collaborate with third parties that have invested with us in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) and to effectively realize the strategic and financial benefits expected as a result of the separate capitalization of 8th Avenue;
•costs associated with Bob Evans Farms, Inc.’s (“Bob Evans”) obligations in connection with the sale and separation of its restaurants business in April 2017, which occurred prior to our acquisition of Bob Evans, including certain indemnification obligations under the restaurants sale agreement and Bob Evans’s payment and performance obligations as a guarantor for certain leases;
•our ability to protect our intellectual property and other assets and to continue to use third party intellectual property subject to intellectual property licenses;
•the ability of our and our customers’, and 8th Avenue’s and its customers’, private brand products to compete with nationally branded products;
•risks associated with our international businesses;
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
•significant differences in our, 8th Avenue’s and BellRing Brands, Inc.’s actual operating results from our guidance regarding our and 8th Avenue’s future performance and BellRing Brands, Inc.’s guidance regarding its future performance;
•our ability and BellRing Brands, Inc.’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•other risks and uncertainties included under “Risk Factors” in Item 1A of this report.
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

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, including risks related to our business, risks related to our indebtedness, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:
•Global health developments and economic uncertainty resulting from the COVID-19 pandemic have impacted, and are expected to continue to impact, our financial and operational performance.
•We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our business.
•Despite our current level of indebtedness, we may be able to incur substantially more debt, which could further exacerbate the risks related to our debt and leverage.
•The agreements governing our debt, including the indentures governing our senior notes, contain, or may in future financings contain, various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have a material adverse effect on us.
•We operate in categories with strong competition.
•We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
•Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.
•Uncertain or unfavorable economic conditions, including as a result of the COVID-19 pandemic, could limit consumer and customer demand for our products or otherwise adversely affect us.
•Disruption of our supply chain, including as a result of the COVID-19 pandemic, and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
•We are currently dependent upon third party suppliers and manufacturers for the manufacturing of many of our products. Our business could suffer as a result of a third party’s inability to supply materials for our products or produce our products for us on time or to our specifications.
•Increased input costs, including costs for freight, raw materials, energy and other supplies, or limited availability of such inputs could negatively impact our business, financial condition, results of operations and cash flows.
•We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to safely perform their jobs, including the potential for physical injuries or illness (such as COVID-19).
•Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
•U.S. and global capital and credit market issues, including those that have arisen or may arise as a result of the COVID-19 pandemic, could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
•If our products become adulterated or contaminated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and may experience product liability claims if consumers are injured.
•Our business strategy depends upon us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable strategic transactions in the future. Our corporate development activities also may have an adverse impact on our business, financial condition, results of operations and cash flows.
•We may experience difficulties in integrating acquired businesses, or acquisitions may not perform as expected.
•Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
•Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations or to interpretations thereof, could adversely affect our business.

•The loss of, a significant reduction of purchases by or the bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
•Our Post Consumer Brands and Weetabix segments operate in the historically mature ready-to-eat cereal category, and the failure or weakening of this category could materially adversely affect our business, financial condition, results of operations and cash flows.
•Consolidation in the retail and foodservice distribution channels, and competitive, economic and other pressures facing our customers, may hurt our profit margins.
•Pending and future litigation may impair our reputation or cause us to incur significant costs.
•Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands.
•Our international operations subject us to additional risks, including, among others, unfavorable changes to tariffs, quotas, trade barriers, export or import restrictions or treaties; challenges with cross-border product distribution; increased exposure to general market conditions, political and economic uncertainty and other events outside of the U.S.; compliance with additional U.S. laws as well as laws outside of the U.S.; and the difficulty of conducting operations across diverse regions and employee bases.
•Technology failures, cybersecurity incidents or corruption of our data privacy protections could disrupt our operations and negatively impact our business.
•Agricultural diseases or pests could harm our business, financial condition, results of operations and cash flows.
•Actual operating results may differ significantly from our or BellRing Brands, Inc.’s guidance.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

PART I
ITEM 1.    BUSINESS
Introduction
Post Holdings, Inc. is a Missouri corporation incorporated on September 22, 2011. We are a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice, food ingredient and convenient nutrition food categories. We also participate in the private brand food category, including through our investment with third parties in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries.
On February 3, 2012, Post completed its legal separation via a tax free spin-off from its former parent company. On February 6, 2012, Post common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “POST”. We operate in five reportable segments:
•Post Consumer Brands: Includes branded and private label ready-to-eat (“RTE”) cereal operations of Post Foods, LLC, MOM Brands Company, LLC (“MOM Brands”), which Post acquired in May 2015, and Weetabix North America (“Weetabix NA”), which Post acquired as part of its acquisition of Latimer Newco 2 Limited, a company registered in England and Wales (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited (collectively, the “Weetabix Group”), in July 2017;
•Weetabix: Includes the business of Weetabix Limited, which produces and distributes branded and private label RTE cereal, hot cereals and other cereal-based food products, breakfast drinks and muesli primarily outside of North America, which Post acquired as part of its acquisition of the Weetabix Group in July 2017;
•Foodservice: Includes primarily egg and potato products in the foodservice and food ingredient channels from the businesses of MFI Holding Corporation (“Michael Foods”), which Post acquired in June 2014, Willamette Egg Farms, LLC (“Willamette”), which Post acquired in October 2015, National Pasteurized Eggs, Inc. (“NPE”), which Post acquired in October 2016, and Bob Evans Farms, Inc. (“Bob Evans”), which Post acquired in January 2018;
•Refrigerated Retail: Provides refrigerated retail products, inclusive of side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated products, from the businesses of Bob Evans, Michael Foods, including the business of Crystal Farms Dairy Company (“Crystal Farms”), which Post acquired as a part of its acquisition of Michael Foods in June 2014, Willamette and NPE; and
•BellRing Brands (historically referred to as Active Nutrition): Provides products in the convenient nutrition category, including ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars, from the businesses of Premier Nutrition Company, LLC, which Post acquired in September 2013, Dymatize Enterprises, LLC, which Post acquired in February 2014, and the PowerBar brand, which Post acquired in October 2014, and includes Active Nutrition International GmbH, which manufactures and sells convenient nutrition products in certain international markets.
On October 21, 2019, the initial public offering (the “IPO”) of a minority interest in our historical active nutrition business was completed. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing Brands, Inc. (“BellRing”) is a holding company owning 28.8% of the non-voting membership units (the “BellRing Brands, LLC units”) of BellRing Brands, LLC and a publicly-traded company whose Class A common stock, $0.01 par value per share (the “Class A Common Stock”), is traded on the NYSE under the ticker symbol “BRBR”. Post owns 71.2% of the BellRing Brands, LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share, which, for so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing Brands, LLC units, represents 67% of the combined voting power of the common stock of BellRing. BellRing Brands, LLC is the holding company for Post’s historical active nutrition business. Effective October 21, 2019, the financial results of BellRing and its subsidiaries are consolidated within the Company’s financial results and 28.8% of the consolidated net income (loss) and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing Brands, LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), are allocated to noncontrolling interest. For additional information, refer to Notes 1 and 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
On October 1, 2018, 8th Avenue was separately capitalized by Post and third parties through a series of transactions, and 8th Avenue became the holding company for Post’s private brand food products business, which was historically reported as Post’s Private Brands segment. After completion of the transactions, Post retained 60.5% of the common equity in 8th Avenue, which, effective October 1, 2018, is accounted for using the equity method and is no longer consolidated in the Company’s financial statements. The private brands business was no longer considered a reportable segment of Post as of October 1, 2018. For additional information, refer to Notes 6 and 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report. 8th Avenue primarily manufactures and distributes private label peanut and other nut butters, dried fruit and nut products, granola and pasta.
COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We are closely monitoring the impact of the COVID-19 pandemic and developments related thereto and are taking necessary actions to ensure our ability to safeguard the health of our employees, including their economic health, maintain the continuity of our supply chain to serve customers and consumers and preserve financial liquidity to navigate the uncertainty caused by the pandemic. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Sales, Marketing and Distribution” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A of this report.
Our Business Model
We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Since our formation, we have expanded and established new platforms through numerous acquisitions. Our acquisition strategy has focused on businesses with product offerings that can strengthen our current portfolio, enable us to expand into complementary categories, geographic regions or distribution channels or provide diversification of cash flows in similar channels. In addition to acquisitions, we also have pursued and completed other types of strategic transactions. For example, we separately capitalized 8th Avenue with third parties on October 1, 2018 and the IPO of BellRing was completed on October 21, 2019.
Our Businesses
Post Consumer Brands
Our Post Consumer Brands segment includes our North America cereal business which manufactures, markets and sells branded and private label RTE cereal and hot cereal products. The RTE cereal category is one of the most prominent categories in the food industry. According to Nielsen’s expanded All Outlets Combined (“xAOC”) information, the category was approximately $9.0 billion in sales for the 52-week period ended October 24, 2020. We have leveraged the strength of our brands, category expertise and over a century of institutional knowledge to create a diverse portfolio of cereals. Post Consumer Brands is the third largest seller of RTE cereals in the United States (the “U.S.”) with a 19.6% branded share of retail dollar sales and a 22.1% branded share of retail pound sales for the 52-week period ended October 24, 2020, based on Nielsen’s xAOC information. Nielsen’s xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (including Sam’s Club and BJs), some dollar retailers (including Dollar General and Family Dollar) and military. Based on sales data for fiscal 2020, Post Consumer Brands’s core brands include the following RTE cereal brands: Honey Bunches of Oats, Pebbles, Great Grains, Grape-Nuts, Honeycomb and Malt-O-Meal branded cereals. Post Consumer Brands’s brand portfolio also includes, among others, the RTE cereal brands of Oreo O’s and Mom’s Best, as well as the hot cereal brands of Malt-O-Meal hot wheat, CoCo Wheats, Better Oats and Mom’s Best oatmeal. In addition, Post Consumer Brands includes the natural and organic RTE cereal and snacking platform in both branded and private label of Weetabix NA, led by the Weetabix and Barbara’s brands, serving the natural and specialty channels and conventional retailers. Post Consumer Brands’s products are primarily manufactured through a flexible production platform at nine owned facilities in the U.S. and Canada.
Weetabix
Our Weetabix segment primarily markets and distributes branded and private label RTE cereal products. According to Nielsen’s ScanTrack data, the United Kingdom (the “U.K.”) cereals and breakfast drinks category was approximately £1.5 billion in sales for the 52-week period ended October 31, 2020. Weetabix holds the number two overall position for branded manufacturers in the U.K. cereals and breakfast drinks category according to Nielsen’s ScanTrack data for the 52-week period ended October 31, 2020. Based on sales data for fiscal 2020, the core brands in Weetabix’s portfolio include the Weetabix brand, which holds the number one brand position in the U.K. cereals and breakfast drinks category based on Nielsen’s ScanTrack data for the 52-week period ended October 31, 2020, and the Alpen brand (the number one muesli brand in the U.K. according to Nielsen’s ScanTrack data for the 52-week period ended October 31, 2020). Nielsen’s ScanTrack data is representative of grocery, health and beauty and beverage purchases, collating data from, among others, major grocery stores, independent grocery chains, convenience stores and gas stations. Other brands in Weetabix’s portfolio include Weetos, Ready Brek and Weetabix On The Go. Weetabix’s main markets are the U.K. and the Republic of Ireland, where Weetabix has deep relationships with all key retailers and key players in wholesale and foodservice. Weetabix distributes products to multiple countries throughout the world, mainly through a network of third party distributors in the respective markets. Weetabix also has a growing business in emerging markets, such as China and Hong Kong, through the eCommerce channel. Additionally, Weetabix has operations in Africa through two joint ventures.
Cereal and granola products sold by our Post Consumer Brands and Weetabix segments together contributed 41.9% to our consolidated revenue for fiscal 2020. For additional information regarding our net sales by product, refer to Note 22 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Foodservice
Through our Foodservice segment, we primarily produce and distribute egg and potato products in the foodservice and food ingredient channels. We provide a broad portfolio of egg products under several brands, with the primary brands being Papetti’s and Abbotsford Farms, and potato products under several brands, with the primary brand being Simply Potatoes; the primary brands were determined based on sales data for fiscal 2020. The Foodservice segment also manufactures certain meat products. Our operations include fourteen egg products production facilities in the U.S., some of which are fully integrated, from the maintenance of laying flocks through the processing of egg products, potato processing facilities in Maine, Minnesota, Nevada and Ohio, and meat products processing and production facilities in Michigan, Nebraska, Ohio and Texas. Several of these production facilities also produce products for our Refrigerated Retail segment.
Refrigerated Retail
Through our Refrigerated Retail segment, we produce and distribute side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated products to retail customers. Our refrigerated side dish, potato and sausage products are sold primarily under the Bob Evans, Bob Evans Farms and Simply Potatoes brands; processing facilities for these products are located in Michigan, Minnesota, Ohio and Texas. Our egg products are chiefly sold under the Bob Evans Egg Whites brand, and are produced at facilities located in Minnesota and New Jersey, as well as several of our egg products production facilities that also produce products for our Foodservice segment. Our cheese and other dairy case products are sold principally under the Crystal Farms brand. In addition to utilizing third party manufacturers, we operate a facility in Wisconsin that processes and packages various cheese products for the Crystal Farms brand and for private label customers.
Eggs and egg products sold by our Foodservice and Refrigerated Retail segments together contributed 22.9% to our consolidated revenue for fiscal 2020. For additional information regarding our net sales by product, refer to Note 22 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
BellRing Brands
Our BellRing Brands segment markets and distributes RTD protein shakes, other RTD beverages, powders and nutrition bars in the convenient nutrition category. BellRing Brands’s primary brands based on fiscal 2020 sales data are Premier Protein, Dymatize and PowerBar. The BellRing Brands segment’s products are primarily manufactured under co-manufacturing agreements at various third party facilities located in the U.S. and Europe. BellRing Brands also owns a facility in Germany that manufactures bars and gels primarily for the European Union (the “E.U.”) and the U.K. markets. Our BellRing Brands products are primarily sold in the club, food, drug and mass and eCommerce channels, as well as the specialty and convenience channels.
Protein-based products and supplements contributed 17.3% to our consolidated revenue for fiscal 2020. For additional information regarding our net sales by product, refer to Note 22 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Sales, Marketing and Distribution
Each of our businesses has developed marketing strategies specific to its product lines. For certain of our products, we have consumer-targeted marketing campaigns, which generally include television, digital and print advertisements, coupon offers, rebate programs, co-marketing arrangements with complementary consumer product and entertainment companies and joint advertising with select retail customers. We also generally use traditional outdoor, print and digital advertising and social media, as well as more targeted grass roots programs such as sampling events and business drops, in order to increase brand awareness and loyalty at both national and local levels. Our internet and social media efforts are used to educate consumers about the nutritional value and flavor profiles of our products and for product promotion and consumer entertainment.
Our Post Consumer Brands segment sells products primarily through an internal sales staff and broker organizations. Our Weetabix segment services its key U.K. markets through a centralized commercial team which manages relationships with customers at the corporate level while a third party sales force operates at the store level to ensure maximum availability and compliance with agreed plans. Weetabix has small sales and marketing teams in the growth markets of Spain, the United Arab Emirates and China, and it also services emerging markets, such as China and Hong Kong, through the eCommerce channel. Our Foodservice and Refrigerated Retail segments sell and market their products primarily through dedicated teams of internal sales staff and broker organizations. Our BellRing Brands segment uses a flexible sales model that combines a national and international direct sales force, broker network and distributors.
Generally, our products are distributed through a network of third party common carriers. In addition, our Refrigerated Retail and Foodservice segments have internal fleets that distribute certain of their products.
Demand for our products is impacted by changes in consumer behaviors and preferences. Since the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the categories in which we operate, our products sold through the food, drug and mass, club and eCommerce channels generally experienced an increase in sales as a result of consumer pantry loading in the second quarter of fiscal 2020 and increased at-home consumption that continued throughout the second half of fiscal 2020. However, our foodservice business has been negatively impacted by lower demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. In addition, during the second half of fiscal 2020, we experienced declines in sales of certain on-the-go products as a result of increased at-home consumption. For further discussion regarding the impact of the COVID-19 pandemic on our business, refer to “COVID-19 Pandemic” above. Prior to the COVID-19 pandemic, the RTE cereal category in which our Post Consumer Brands and Weetabix segments operate had been experiencing relatively flat to declining demand. In general, our Foodservice business had been growing prior to the COVID-19 pandemic. Our Refrigerated Retail business operates in a category that had been growing prior to the COVID-19 pandemic, with such growth accelerating during the COVID-19 pandemic. Our BellRing Brands business operates primarily in the liquids sub-category of the convenient nutrition category, which had been growing prior to the COVID-19 pandemic, experienced a brief slowdown early in the COVID-19 pandemic but has since returned to growth relatively in line with its pre-pandemic growth rate. We continue to actively monitor the COVID-19 pandemic and its impact on our businesses; however, we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak, actions that may be taken by governmental authorities and changes in consumer behaviors and preferences.
Research and Development
Our research and development efforts span our business segments. These capabilities extend to ingredients, packaging technologies, product sizes and delivery formats; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations.
Raw Materials and Energy
Raw materials used in our businesses (purchased from local, regional and international suppliers) consist of ingredients and packaging materials. The principal ingredients for most of our businesses are agricultural commodities, including wheat, oats, rice, corn, other grain products, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit and nuts. Additionally, the principal ingredients for the Foodservice and Refrigerated Retail businesses are eggs, pork, pasta, potatoes, cheese, milk and butter. A portion of our egg needs comes from Company-owned layer hens, and the balance is purchased under third party contracts and in the spot market. We also buy significant amounts of grain to feed layer hens. In addition, we procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in various U.S. locations. Each of our segments utilizes raw material sources that ensure that its products meet standards and certification requirements, where applicable, for example, non-GMO, organic, gluten-free and/or cage-free. The principal packaging materials used by our businesses are folding cartons, corrugated boxes, flexible and rigid plastic film and containers, beverage packaging, and aseptic foil and plastic lined cartonboard.
Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, weather conditions, feed costs, labor disputes, governmental programs, regulations and trade and tariff policies, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances, such as avian influenza and diseases affecting livestock, which could affect the domestic poultry industry and our egg supply and our sow supply, respectively. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain ingredients and packaging needed for production. Although the prices of the principal raw materials can be expected to fluctuate, we believe such raw materials to be in adequate supply and generally available from multiple sources.
Cereal processing ovens and most of the Foodservice and Refrigerated Retail production facilities generally are fueled by natural gas, which is obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) also are used in our processing facilities. Short-term standby propane storage exists at several plants for use in the event of an interruption in natural gas supplies. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products, including in our internal fleet. Refrigerated Retail also uses large quantities of carbon dioxide as a cooling agent during its sausage production. Weetabix owns and operates its own combined heat and power generation unit, which is capable of supplying the majority of the requirements of its main operation site with power and steam which means the site can be operated using either electricity or natural gas.
Trademarks and Intellectual Property
We own or have long-term licenses to use a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’s trademarks include Post®, Honey Bunches of Oats®, Great Grains®, Post® Bran Flakes, Post® Shredded Wheat, Spoon Size® Shredded Wheat, Golden Crisp®, Alpha-Bits®, Ohs!®, Shreddies™, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Frosted Mini Spooners®, Golden Puffs®, Cinnamon Toasters®, Fruity Dyno-Bites®, Cocoa Dyno-Bites®, Berry Colossal Crunch®, Malt-O-Meal®, Farina™, Dyno-Bites®, Mom’s Best®, Better Oats®, CoCo Wheats®, Weetabix®, Barbara’s® and Puffins®, each of which we own, as well as several trademarks that we license from third parties for use in the U.S., Canada and several other international markets, such as Pebbles™, Oreo O’s®, Chips Ahoy!®, Honeymaid® and Dunkin’®. Our Weetabix segment’s trademarks include Weetabix®, Alpen®, Weetos™, Ready Brek™, Weetabix On The Go™ and Oatibix®, each of which we own. The trademarks for the Foodservice business include Papetti’s®, Abbotsford Farms® and Simply Potatoes®, each of which we own, and Just® Egg, which we license for use in North America. The trademarks for the Refrigerated Retail business include Davidson’s Safest Choice®, Abbotsford Farms®, Better’n Eggs®, Crystal Farms®, Simply Potatoes®, Diner’s Choice®, Westfield Farms®, David’s Deli®, Crescent Valley®, Owens® and Country Creek Farm®, each of which we own, and Bob Evans® (which is used in brands such as Bob Evans® Egg Whites), Bob Evans Farms® and Pineland Farms®, which we license for worldwide use. Our BellRing Brands segment’s trademarks include BellRing®, BellRing Brands®, Premier Protein®, Premier Nutrition®, Dymatize®, ISO.100®, PowerBar®, Joint Juice® and Supreme Protein®, each of which we own. Our owned trademarks are, in most cases, protected through registration in the U.S. or the U.K., as well as in many other countries where the related products are sold.
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
Seasonality
Demand for certain of our products may be influenced by holidays, changes in seasons or other events, which may impact customer and consumer spending patterns and the timing of promotional activities. For example, demand for our egg products, potatoes, sausage, side dishes, butter and cheese tends to increase during the Thanksgiving, Christmas, Easter and other holiday seasons, which may result in increased net sales during the first and third quarters of our fiscal year. Demand for our Malt-O-Meal hot wheat, Better Oats oatmeal and Ready Brek hot oats cereals also tends to be seasonably skewed towards the colder winter season. Demand for various products in our BellRing Brands business tends to be lower during our first fiscal quarter as a result of the holiday season. However, on a consolidated basis our revenues and results of operations generally are distributed relatively evenly over the quarters of our fiscal year. For a discussion of the impact of the COVID-19 pandemic, which impacted demand trends for fiscal 2020, refer to “COVID-19 Pandemic” above.
Customers
We sell Post Consumer Brands products primarily to grocery stores, mass merchandise customers, supercenters, club stores, natural/specialty stores and drug store customers. We also sell Post Consumer Brands products in the military, eCommerce and foodservice channels. Our Weetabix segment’s products are primarily sold to grocery stores, discounters, wholesalers and convenience stores and through eCommerce. Our Foodservice segment’s primary customers include foodservice distributors and national restaurant chains. Our Refrigerated Retail segment’s primary customers include grocery stores, mass merchandise customers and major food manufacturers and processors. Our BellRing Brands segment’s customers are predominately club stores, food, drug and mass customers and online retailers, and also include specialty retailers, supplement and convenience stores and distributors.
Our largest customer, Walmart, accounted for 20.9% of our consolidated net sales in fiscal 2020. No other customer accounted for more than 10% of our fiscal 2020 consolidated net sales, but certain of our segments depend on sales to large customers. For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for 31.4% of Post Consumer Brands’s net sales in fiscal 2020. The largest customers of our Weetabix segment, Tesco, Walmart and Sainsbury’s, accounted for 40.1% of Weetabix’s net sales in fiscal 2020. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 35.8% of the segment’s net sales in fiscal 2020. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 31.7% of the segment’s net sales in fiscal 2020, and the largest customers of our BellRing Brands segment, Costco and Walmart, accounted for 67.3% of the segment’s net sales in fiscal 2020. For purposes of this disclosure, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club and Asda.

Competition
The consumer food and beverage and convenient nutrition categories in which we operate are highly competitive and highly sensitive to both pricing and promotion. Many of our principal competitors in these categories may have substantially more financial, marketing and other resources. Competition is based on, among other things, brand recognition and loyalty, taste, nutritional value, ingredients, product quality, price, variety, innovation, distribution, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and competitive pricing. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. The industries in which we operate are expected to remain highly competitive for the foreseeable future.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada and Europe are subject to regulations similar to those applicable to our business in the U.S. As a producer and distributor of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the applicable government entity, namely the Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Federal Trade Commission and state and local agencies in the U.S., as well as similar regulatory agencies in Canada, Mexico, the U.K., the E.U. and elsewhere. Products that do not meet regulatory standards may be considered to be adulterated and/or misbranded and subject to recall. Additionally, following the adoption of the Food Safety Modernization Act in the U.S. and the Safe Foods for Canadians Act in Canada, the FDA and the Canadian Food Inspection Agency are implementing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
Certain egg and meat products produced by our Foodservice and Refrigerated Retail segments are under the jurisdiction of the USDA and its regulations regarding quality, labeling and sanitary control, rather than FDA regulations. The Foodservice and Refrigerated Retail egg processing plants that break eggs, and some of our other meat and egg-processing operations, are currently subject to continuous on-site USDA inspections and will be subject to newly issued USDA Egg Products Inspections Act regulations starting in 2021. Our other U.S. facilities are subject to periodic inspections by the USDA, the FDA and/or state regulatory authorities, such as state departments of agriculture. The pork product manufacturing operations of our Foodservice and Refrigerated Retail segments are subject to the Packers and Stockyards Act, which also is administered by the USDA and which regulates trade practices.
Our facilities, like those of similar businesses, are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act and similar regulations in Canada, the U.K. and Germany. These regulations require us to comply with certain safety standards to protect our employees. Further, certain of our Foodservice and Refrigerated Retail operations are subject to laws that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs, which laws may vary on a state to state basis. As a company with international operations, we also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition and economic sanctions. Additionally, some of the ingredients on which our businesses rely are subject to governmental agricultural programs (e.g., subsidies and import/export regulations), which have substantial effects on prices and supplies of these raw materials.
In addition, our operations are subject to various federal, state and foreign laws and regulations regarding data privacy, including the E.U.’s General Data Protection Regulation, which applies to certain of our businesses and deals with the collection and use of personal information obtained from data subjects of the E.U. Our operations also are subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, wastewater pretreatment and discharge, storm water, waste handling and disposal and other regulations intended to protect public health and the environment. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and California’s Safe Drinking Water and Toxic Enforcement Act (Proposition 65). Our foreign facilities are subject to local and national regulations similar to those applicable to us in the U.S. Additionally, Foodservice and Refrigerated Retail layer farms dispose of animal waste primarily by transferring it to farmers for use as fertilizer, and Foodservice and Refrigerated Retail potato product facilities dispose of solid vegetable waste primarily by transferring it to processors who convert it into animal feed.
We have made, and will continue to make, expenditures to ensure and enhance environmental compliance. While the impact of compliance with laws and regulations, including environmental laws and regulations, cannot be predicted with certainty, we currently expect that our Refrigerated Retail and Foodservice segments will incur material capital expenditures in future fiscal years to comply with recently enacted state laws regulating housing and space requirements for layer hens.

Human Capital
The Company and its consolidated subsidiaries have approximately 10,200 employees as of November 1, 2020, of which approximately 8,380 are in the U.S., approximately 1,040 are in the U.K., approximately 440 are in Canada and approximately 340 are located in other jurisdictions. As of November 1, 2020, approximately 16% of such employees were unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. In general, as these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. Any new collective bargaining agreements could result in changes to our cost structure at the relevant facilities. We believe that overall we have good relationships with employees and their representative organizations. We are currently renegotiating our collective bargaining agreement at our Post Consumer Brands manufacturing plant in Battle Creek, Michigan, which, as of November 1, 2020, covered approximately 500 employees. There is no guarantee that we will reach an agreement in a timely manner, and if an agreement is not reached, there could be an interruption in production at that facility.
Our people are critical to our success. While each of our businesses generally operates autonomously to implement certain strategies with respect to its employees, our organization aligns to provide a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on their skills, performance and potential. We adhere to our Code of Conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect. We also incorporate safety principles into every aspect of our business. We have a well-developed environmental, health and safety program, which is reinforced through rigorous policies, education and engagement of our employees and internal and external periodic audits.
We strive to recruit, hire and retain a talented and diverse team of people. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies. Our compensation and benefits teams strive to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among the Company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. We provide our employees with competitive fixed and/or variable pay, and for eligible employees we currently provide access to medical, dental and life insurance benefits, disability coverage, 401(k) plans or programs and employee assistance programs, among other benefits, through our Total Rewards program.
During the COVID-19 pandemic, our commitment to our employees has been put into action. One of the principles that has guided and continues to guide our decision-making during the COVID-19 pandemic is to safeguard the health of our employees, including their economic health. Steps we have taken include deep cleaning our facilities, providing personal protective equipment to our manufacturing employees, installing plexi-glass, where possible, in our manufacturing facilities, encouraging hygiene practices advised by health authorities, restricting business travel and site visitors and implementing remote working for certain office employees when practicable. We engaged third party service providers to provide on-the-ground nurses, testing and protection to our employees. We continue to enhance our practices to remain aligned with federal, state, local and international regulations and guidelines. In addition, we have paid special bonuses and incentives to many of our manufacturing employees across several of our businesses, in recognition of their outstanding service during the COVID-19 pandemic, and we extended COVID-19 protection pay for employees who were quarantined, sick or needed to provide care for their families. Further, despite the negative impact the COVID-19 pandemic has had on our Foodservice business, we have not cut salaries or hourly rates for employees in the Foodservice business, we continued to maintain the shifts for our Foodservice hourly workers at thirty-two hours per week, ensuring that their benefits coverage would continue, and although we made the difficult decision to make necessary hour reductions and targeted furloughs at some points, all employees furloughed in fiscal 2020 have returned to full employment.
Available Information
We make available, free of charge, through our website (www.postholdings.com) reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”), including our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Corporate Governance Guidelines, our Code of Conduct and the charters of the Audit and Corporate Governance and Compensation Committees of our Board of Directors also are available on our website, where they can be printed free of charge. All of these documents also are available to shareholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144, Telephone: 314-644-7600). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC.

Information about our Executive Officers
The section below provides information regarding our executive officers as of November 1, 2020:
Robert V. Vitale, age 54, has served as our President and Chief Executive Officer and as a member of our Board of Directors since November 2014. Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 2014. Mr. Vitale served as president and chief executive officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale has been the executive chairman of BellRing, our publicly-traded subsidiary that manufactures products in the convenient nutrition category through its operating subsidiaries, since September 2019, and is a member of the board of directors of 8th Avenue. Mr. Vitale also serves on the board of directors of Energizer Holdings, Inc., a publicly-traded manufacturer and distributor of primary batteries, portable lighting products and automotive appearance, performance, refrigerant and fragrance products.
Jeff A. Zadoks, age 55, has served as an Executive Vice President since November 2017 and as our Chief Financial Officer since November 2014. Mr. Zadoks previously served as our Senior Vice President and Chief Financial Officer from November 2014 until November 2017. Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 2014, and as our Corporate Controller from October 2011 until November 2014. Prior to joining Post, Mr. Zadoks served as senior vice president and chief accounting officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as vice president and corporate controller of RehabCare Group from December 2003 until January 2010.
Howard A. Friedman, age 50, has served as President and Chief Executive Officer, Post Consumer Brands since July 2018. Mr. Friedman previously served as the executive vice president of the refrigerated meat and dairy business at The Kraft Heinz Company, a global food and beverage company, where he spent the majority of his more than twenty-year career.
Diedre J. Gray, age 42, has served as an Executive Vice President since November 2017 and as our General Counsel and Chief Administrative Officer since November 2014. She has served as our Corporate Secretary since January 2012. Ms. Gray previously served as our Senior Vice President, General Counsel and Chief Administrative Officer from November 2014 until November 2017. Ms. Gray served as our Senior Vice President-Legal starting in December 2011 and was promoted to Senior Vice President, General Counsel in September 2012. Prior to joining Post, Ms. Gray served as associate general counsel and assistant secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), a semiconductor and solar wafer manufacturing company, from 2010 to 2011. Previously, Ms. Gray was an attorney at Bryan Cave LLP (now Bryan Cave Leighton Paisner LLP) from 2003 to 2010.
Mark W. Westphal, age 55, has served as President, Foodservice (formerly known as Michael Foods) since January 2018. Mr. Westphal previously served as Chief Financial Officer of Michael Foods for nearly ten years. Prior to joining Michael Foods in 1995, Mr. Westphal worked for Grant Thornton LLP, an audit, tax and advisory firm.

ITEM 1A.    RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Risks Related to Our Business
Operating Risks
Global health developments and economic uncertainty resulting from the COVID-19 pandemic have impacted, and are expected to continue to impact, our financial and operational performance.
The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us, and the public at large to limit the spread of COVID-19 have had, and we expect will continue to have, certain impacts on our financial and operational performance, including the following:
•Deteriorating economic conditions resulting from the COVID-19 pandemic, including economic slowdowns or recessions or significant disruptions in financial markets, could limit our ability to satisfy our debt obligations or impact the cost or availability of additional capital. As of September 30, 2020, we had $7,049.7 million in aggregate principal amount of debt and $1,187.9 million in cash and cash equivalents.
•We have experienced, and expect to continue to experience, reduced demand for our foodservice and certain on-the-go products due to reduced consumer traffic in restaurants, schools and other locations resulting from permanent and temporary customer closures, shelter-in-place regulations or recommendations and changes in consumer behavior in response to the pandemic. Due to such reduced demand, during fiscal 2020, we temporarily idled certain of our facilities and delivered contract suspension notices to certain of our suppliers, invoking force majeure clauses, which have since been provisionally lifted, and we could become a party to litigation to enforce these force majeure clauses or otherwise enforce our rights under the Uniform Commercial Code. If the COVID-19 pandemic persists or intensifies, its negative impacts on demand for our foodservice or on-the-go products could be more prolonged and may become more severe, and we may in the future need to take similar or more aggressive actions.
•We have experienced, and could continue to experience, temporary workforce or other disruptions in our supply chain as a result of the COVID-19 pandemic, including increased employee absenteeism, which has negatively impacted and could continue to negatively impact our ability to deliver our products. We have implemented employee safety measures at our manufacturing facilities, but these measures may not be sufficient to prevent the spread of COVID-19 among our employees or protect against other impacts resulting from COVID-19. We have had, and may have future needs, to temporarily close individual production lines or entire manufacturing facilities either due to a widespread employee outbreak, sanitizings or related operational interruptions or for other reasons related to COVID-19.
•The impact of the COVID-19 pandemic on our and our third party manufacturers’ operations has included, and could in the future include, increases in the cost or reductions in the availability of ingredients, packaging and other materials used to manufacture our products and has resulted in, and could result in additional, interruptions in our supply chain.
•We have incurred, and may continue to incur, increased operating costs, including facility reconfiguration costs to enhance social distancing, purchases of equipment and supplies that are in high demand, costs to engage third party resources and costs for employee health screenings and facility sanitizings, as a result of the COVID-19 pandemic and the evolving understanding of the science and best practices. In addition, we have incurred, and may continue to incur, additional expenses to comply with new requirements imposed by governmental authorities in response to the COVID-19 pandemic.
•Changes and volatility in consumer purchasing and consumption patterns may increase demand for our products in one quarter (such as occurred for certain of our retail products in the second quarter of fiscal 2020 and continued through the second half of fiscal 2020), which in certain cases has exceeded and could continue to exceed our production capacity or otherwise strain our supply chain. Further, while we experienced increased demand for certain of our retail products in the second quarter of fiscal 2020 that continued through the second half of fiscal 2020, this increase may moderate or reverse in future periods if consumers alter their purchasing habits. Consumer perceptions of our Company’s response to the COVID-19 pandemic, and any perceived quality or health concerns (whether or not valid) regarding our products, could affect our brand value.
•Significant policy changes in markets in which we manufacture, sell or distribute our products (including quarantines, import or export restrictions, price controls, governmental or regulatory actions, closures or other restrictions) could adversely impact our business, financial condition, results of operations and cash flows.

•Actions we have taken or may take, or decisions we have made or may make, in response to the COVID-19 pandemic may result in investigations, legal claims or litigation against us.
•Continued business disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve anticipated cost savings and productivity initiatives on planned timelines.
These and other impacts of the COVID-19 pandemic have heightened, or in some cases manifested, other risks set forth below, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of as of the date hereof. The extent and potential short and long term impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows, which could be material, will depend on future developments, including the duration, severity and spread of the pandemic, actions that have and may be taken by governmental authorities in response to the pandemic, changing consumer behaviors and the impact on our supply chain, operations, workforce and the financial markets, all of which are highly uncertain and cannot be predicted.
We operate in categories with strong competition.
The consumer food and beverage and convenient nutrition categories are highly competitive. Competition in these categories is based on, among other things, brand recognition and loyalty, taste, nutritional value, ingredients, product quality, price, product availability, variety, innovation, distribution, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our competitors may have substantial financial, marketing and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive and customer pressures, as well as industry supply and market demand, also may limit our ability to increase prices, including in response to cost increases. In most product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in consumer preferences to competitors’ products, could result in us reducing prices, increasing marketing or other expenditures or losing market share. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume. In addition, our competitors are increasingly using social media networks and digital platforms to advertise products. If we are unable to compete in this environment and use social media and digital platforms effectively, it could adversely affect our business, financial condition, results of operations and cash flows.
We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
Consumer and customer preferences and behaviors evolve over time due to a variety of factors. The success of our business depends on our ability to identify these changing preferences and behaviors and to continue to develop and offer products that appeal to consumers and customers through the sales channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages, consumer at-home and on-the-go consumption patterns, preferences for certain sales channels, such as eCommerce, concerns regarding the health effects of certain foods and beverages, attention to sourcing practices relating to ingredients, animal welfare concerns, environmental concerns regarding packaging and attention to other social and governance aspects of our Company and operations. Any significant changes in consumer or customer preferences and behaviors and our inability to anticipate or react to such changes could result in reduced demand for our products, which could negatively impact our business, financial condition, results of operations and cash flows.
During the second quarter and continuing throughout the second half of fiscal 2020, our products sold through the food, drug and mass, club and eCommerce channels experienced an increase in sales as a result of the COVID-19 pandemic, while our foodservice product sales were negatively impacted by lower demand resulting from the impact of the COVID-19 pandemic on various channels. In addition, during the second half of fiscal 2020, we experienced declines in sales of certain on-the-go products as a result of increased at-home consumption. If these trends continue into the future and we are unable to adapt our business in response to these consumer behaviors, or if these trends are temporary and we fail to quickly respond as they moderate or reverse, our business, financial condition, results of operations and cash flows could be adversely impacted. In addition, consumers are increasingly shopping through eCommerce websites and mobile commerce applications, particularly during the COVID-19 pandemic, and this trend is significantly altering the retail landscape in many of our markets. If we are unable to effectively compete in the expanding eCommerce market or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition, results of operations and cash flows.
Our Foodservice and Refrigerated Retail businesses are, and will continue to be, affected by changing preferences and requirements as to the housing of egg-laying hens, as well as certain other farm animals. Many restaurant chains, foodservice companies and grocery chains have announced goals to transition to a cage-free egg supply, as well as goals for other farm animal initiatives, by specified future dates. Meeting anticipated customer demand has resulted, and will continue to result, in additional operating and capital costs to procure cage-free eggs, to modify existing layer facilities and to construct new cage-free layer housing. In addition, several states have enacted, or are proposing, provisions providing for specific requirements for the housing of certain farm animals, which we expect will require us to incur additional operating and capital costs in the future. Also, our retail businesses are, and will continue to be, affected by changing preferences and requirements as to the environmental impact of food packaging. Several of our customers have announced goals to transition to recyclable, compostable or reusable packaging. These changing preferences and requirements could require us to use specially sourced ingredients and packaging types that may be more difficult to source or entail a higher cost or incremental capital investment which we may not be able to pass on to customers.
Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.
Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including adverse publicity about us, our business practices, products, packaging or ingredients (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, real or perceived health concerns regarding our products, our products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner. In addition, negative perceptions of the food and beverage industry as a whole, or segments of the food and beverage industry in which we operate, may heighten attention from consumers, third parties, the media, governments, shareholders and other stakeholders to such factors and could adversely affect our brand image. Such pressures also could lead to stricter regulations, industry self-regulation that is unevenly adopted among companies and increased focus on food marketing practices. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our business practices, brands, products, ingredients, packaging, suppliers or third party manufacturers or the food and beverage industry generally (whether or not valid) in the media, especially on social or digital media, could seriously damage our brands and reputation. Further, third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. If consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. If we do not maintain favorable perceptions of our brands, our business, financial condition, results of operations and cash flows could be adversely impacted.
Uncertain or unfavorable economic conditions, including as a result of the COVID-19 pandemic, could limit consumer and customer demand for our products or otherwise adversely affect us.
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. In periods of adverse or uncertain economic conditions, including as a result of the COVID-19 pandemic, consumers may purchase less of our products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales of our products. Also, as a result of economic conditions or competitive actions, including as a result of the COVID-19 pandemic, we may be unable to raise our prices sufficiently to protect profit margins. Further, uncertain or unfavorable economic conditions, including as a result of the COVID-19 pandemic, could negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.
Disruption of our supply chain, including as a result of the COVID-19 pandemic, and changes in weather conditions could have an adverse effect on our business, financial condition, results of operations and cash flows.
In coordination with our suppliers, business partners and third party manufacturers, our ability to make, move and sell products is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from pandemics (including the COVID-19 pandemic) or other outbreaks of contagious diseases, governmental restrictions or mandates, border closures, weather, freight carrier availability, any potential effects of climate change, natural disasters, agricultural diseases, fires or evacuations related thereto, explosions, cyber-attacks, terrorism, strikes or other labor unrest, repairs or enhancements at our facilities or other reasons could impair our ability to source inputs or manufacture, sell or timely deliver our products. Changes in weather conditions, agricultural diseases and natural disasters also may affect the cost and supply of commodities and manufacturing materials, including grains, eggs, sows, potatoes, cheese, proteins and sugar and other sweeteners, or result in lower recoveries of usable raw materials. Competitors can be affected differently by any of these events depending on the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events if they occur, particularly when a commodity or raw material is sourced from a single location, could adversely affect our business, financial condition, results of operations and cash flows and require additional resources to restore our supply chain.

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
As previously discussed, during fiscal 2020, the COVID-19 pandemic has impacted, and we expect will continue to impact, our operations, including temporary workforce disruptions and other disruptions in our supply chain. The increased demand for certain of our retail products during the COVID-19 pandemic has in certain cases exceeded our production capacity and could continue to do so in the future or otherwise strain our supply chain. We continue to actively monitor the COVID-19 pandemic and its impact on our supply chain and operations; however, we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak, actions that may be taken by governmental authorities and changes in consumer behaviors.
We are currently dependent upon third party suppliers and manufacturers for the manufacturing of many of our products. Our business could suffer as a result of a third party’s inability to supply materials for our products or produce our products for us on time or to our specifications.
Our business relies on independent third parties for the supply of materials for, and the manufacture of, many products, such as RTD protein shakes, protein bars and powders, nutritional supplements, breakfast drinks, certain cereal and granola products, shell eggs, dairy products, potatoes and certain refrigerated food products. Our business could be materially affected if we fail to develop or maintain our relationships with these third parties, if these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties ceases doing business with us or goes out of business. Additionally, we cannot be certain that we will not experience operational difficulties with these third parties, such as increases in costs, reductions in the availability of materials or production capacity, errors in complying with specifications, insufficient quality control and failures to meet production or shipment deadlines, including as a result of pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases. The inability of a third party supplier or manufacturer to ship orders in a timely manner or in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business.
Certain of our relationships with these third party manufacturers and suppliers are subject to minimum volume commitments, whereby the third party manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product and the third party supplier has committed to provide, and we have committed to purchase, a minimum quantity of materials, respectively. Despite these commitments, we may nonetheless experience situations where such third parties are unable to fulfill their obligations under our agreements or cannot produce or supply, as applicable, adequate amounts to allow us to meet customer demands. For example, due to a combination of better than expected volume growth for our Premier Protein RTD shakes in the second half of fiscal 2018 and delays in planned incremental production capacity by our third party contract manufacturer network, customer demand for Premier Protein RTD shakes exceeded available capacity and resulted in inventory of our Premier Protein RTD shakes below acceptable levels at September 30, 2018. Alternately, we could incur penalties if we do not purchase the minimum quantities provided under these commitments. In addition, certain of our relationships with these third party manufacturers and suppliers are not subject to supply commitments, and we may not be able to obtain such commitments in a timely manner or at all. The impact of the COVID-19 pandemic on our third party manufacturers’ operations combined with a lack of contractual commitments has resulted in and continues to result in shortages in certain of our Crystal Farms products.
Increased input costs, including costs for freight, raw materials, energy and other supplies, or limited availability of such inputs could negatively impact our business, financial condition, results of operations and cash flows.
Our freight costs may increase due to factors such as increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) and other outbreaks of contagious diseases and inflation. The primary ingredients used by our business include wheat, oats, rice, corn, other grain products, eggs, pork, pasta, potatoes, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit and nuts. The supply and price of these ingredients are subject to market conditions and are impacted by many factors beyond our control, including pandemics (such as the COVID-19 pandemic) and other outbreaks of contagious diseases, animal feed costs, weather patterns affecting ingredient production, governmental programs, regulations and trade and tariff policies, insects, plant diseases and inflation. Our primary packaging materials include folding cartons, corrugated boxes, flexible and rigid plastic film and containers, beverage packaging, and aseptic foil and plastic lined cartonboard. In addition, our manufacturing operations use large quantities of natural gas, propane, electricity, carbon dioxide, sanitizing supplies and personal protective equipment. The cost of these inputs may fluctuate widely, and we may experience shortages in such items as a result of commodity availability, increased demand, pandemics (such as the COVID-19 pandemic) and other outbreaks of contagious diseases, weather conditions and natural disasters, as well as other factors outside of our control. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs.
During the COVID-19 pandemic, we experienced volatility in the prices of raw materials, energy and other supplies. In addition, we have been experiencing shortages of carbon dioxide used by our Refrigerated Retail business as a cooling agent during sausage production, which has resulted in us paying increased costs for this input and impacted our ability to produce products and could continue to do so in the future. As a result of the COVID-19 pandemic, we also have incurred, and may continue to incur, additional costs, including costs for facility reconfigurations to enhance social distancing, personal protective equipment, employee health screenings and facility sanitizings and to secure sources of alternate supply for certain inputs.
Our Foodservice and Refrigerated Retail segments’ operating results are significantly affected by egg, sow, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely, especially during the COVID-19 pandemic. In addition, our Refrigerated Retail segment’s cheese and butter products are affected by milk price supports established by the USDA or government inventory purchasing programs. Although steps can be taken to mitigate the effects of changes in raw material costs, fluctuations in prices are outside of our control, and changes in the price of such items may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Certain supply and demand disruptions, such as those resulting from diseases affecting livestock and those experienced with the 2013 PEDV swine outbreak and the 2015 avian influenza outbreak, could create an inability to keep selling prices in line with input costs and may result in significant fluctuations in operating profit margins.
The prices charged for our products may not reflect changes in our input costs at the time they occur or at all. Accordingly, changes in input costs may limit our ability to maintain existing margins and may have a material adverse effect on our business, financial condition, results of operations and cash flows. While we try to manage the impact of increases in certain of these costs by locking in prices on quantities required to meet our anticipated production requirements, if we fail, or are unable, to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our business, financial condition, results of operations and cash flows could be adversely affected.
We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to safely perform their jobs, including the potential for physical injuries or illness (such as COVID-19).
We depend upon the skills, working relationships and continued services of key personnel, including our senior management team. In addition, our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to operate and expand our business. We compete with other companies both within and outside of our industry for talented personnel. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed.
Our business is dependent upon our employees being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our business, financial condition, results of operations and cash flows could be adversely affected. As a result of the COVID-19 pandemic, we have experienced temporary workforce disruptions and periods where we temporarily closed manufacturing lines or partial facilities. These events, or if similar events occur in the future, could have a material adverse impact on us in the future.
If our products become adulterated or contaminated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and may experience product liability claims if consumers are injured.
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, degradation, tampering, mislabeling or other adulteration. Additionally, many of the ingredients used to make certain of our products, particularly eggs, pork, nuts, raw potatoes and grains, are vulnerable to contamination by naturally occurring molds and pathogens, such as salmonella. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. We may need to recall, withdraw or isolate some or all of our products if they become damaged, adulterated, mislabeled or misbranded, whether caused by us or someone in our supply chain. Such an incident could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. New scientific discoveries regarding microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers or customers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability claim against us, could result in a loss of consumer or customer confidence in our products and damage our brands. Although we have various insurance programs in place, any of these events or a loss of consumer or customer confidence could have an adverse effect on our business, financial condition, results of operations and cash flows.
The loss of, a significant reduction of purchases by or the bankruptcy of a major customer may adversely affect our business, financial condition, results of operations and cash flows.
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for 20.9% of our consolidated net sales in fiscal 2020. Walmart also is the largest customer of our Post Consumer Brands segment, accounting for 31.4% of Post Consumer Brands’s net sales in fiscal 2020. The largest customers of our Weetabix segment, Tesco, Walmart and Sainsbury’s, accounted for 40.1% of Weetabix’s net sales in fiscal 2020. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 35.8% of the segment’s net sales in fiscal 2020. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 31.7% of the segment’s net sales in fiscal 2020, and the largest customers of our BellRing Brands segment, Costco and Walmart, accounted for 67.3% of the segment’s net sales in fiscal 2020. For purposes of this risk factor, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club and Asda.
The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, club stores, supercenters and mass merchandisers. The competition to supply products to these high-volume customers is intense. Currently, we do not have long-term supply agreements with a substantial number of our retail customers, including our largest customers. These high-volume customers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends attributable to the COVID-19 pandemic or otherwise, sell another brand on an exclusive or priority basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our business, financial condition, results of operations and cash flows. In addition, our customers may offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our business, financial condition, results of operations and cash flows may be adversely affected.
Our Post Consumer Brands and Weetabix segments operate in the historically mature RTE cereal category, and the failure or weakening of this category could materially adversely affect our business, financial condition, results of operations and cash flows.
Our Post Consumer Brands and Weetabix segments produce and distribute branded, licensed and private label RTE cereals and hot cereals, other cereal-based food products and muesli, selling products to grocery stores, discounters, big box retailers, foodservice distributors, wholesalers and convenience stores primarily across the U.S., Puerto Rico, Canada, Mexico, the U.K. and Ireland. While the RTE cereal category has experienced strong demand during the COVID-19 pandemic, the RTE cereal category had previously been experiencing weakness in recent years. Although we expect some of the benefit in the RTE cereal category experienced during the COVID-19 pandemic to be long-lasting, continuing weakness in the RTE cereal category, or the weakening of our major products competing in this category, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Consolidation in the retail and foodservice distribution channels, and competitive, economic and other pressures facing our customers, may hurt our profit margins.
Over the past several years, the retail and foodservice channels have undergone significant consolidations and mass merchandisers and non-traditional retailers are gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands and increased promotional programs. If we are unable to respond to these requirements, our profitability or volume growth could be negatively impacted. Additionally, if any of our existing retailer or distributor customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired retailer or distributor. Further, the economic and competitive landscape for our customers is constantly changing, such as the growth of online food retailers and new market participants, and our customers’ responses to those changes could impact our business. The consolidation in the retail and foodservice channels also increases the risk that adverse changes to our customers’ business operations or financial performance, including as a result of the COVID-19 pandemic, would have a corresponding material adverse effect on us.

Our sales and profit growth are dependent upon our ability to expand existing market penetration, enter into new markets and enhance our product portfolio with innovative and profitable products.
Successful growth depends upon our ability to add new retail and foodservice customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio with new innovative and profitable products. This growth would include expanding the number of our products our customers offer for sale and our product placement. The expansion of the business of our existing segments depends upon our ability to obtain new, or expand our business with existing, large-account customers, such as grocery store chains, mass merchandisers and foodservice distributors. Our failure to successfully add new customers, enter into new markets, expand our business with existing, large-account customers or enhance our product portfolio could have a material adverse effect on our business, financial condition, results of operations and cash flows. For some of our businesses, the COVID-19 pandemic has impacted our innovation and growth efforts as a result of reduced demand for certain products or as our customers have modified their shelf reset timings, reduced in store-displays and promotional activities and shifted their ordering patterns to focus on our core products for shipments, which could adversely impact our sales and profit growth.
Our or 8th Avenue’s private label products may not be able to compete successfully with nationally branded products.
We participate in the private brand food category, producing and distributing private label products, including through our investment in 8th Avenue. In many cases, competitors with nationally branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers and distributors becomes more challenging because the price differential between private label products and branded products may become less significant. Competitive pressures or promotions of branded products could cause us, 8th Avenue or our or 8th Avenue’s customers to lose sales, which may require us or 8th Avenue to lower prices or increase the use of discounting or promotional programs, each of which would adversely affect our or 8th Avenue’s margins, business, financial condition, results of operations, profitability and cash flows.
Our international operations subject us to additional risks.
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our business. These risks include:
•restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;
•unfavorable changes in tariffs, quotas, trade barriers or other export or import restrictions;
•unfavorable foreign exchange controls and currency exchange rates;
•challenges associated with cross-border product distribution;
•an outbreak of a contagious disease, such as COVID-19, which may cause us or our distributors, third party manufacturers, vendors or customers to temporarily suspend our or their respective operations in the affected city or country;
•increased exposure to general market and economic conditions, political and economic uncertainty and volatility and other events, including social unrest, government shutdowns, terrorist activity, acts of war and travel restrictions, outside of the U.S.;
•compliance with U.S. laws and regulations affecting operations outside of the U.S., including anti-corruption regulations (such as the U.S. Foreign Corrupt Practices Act) and changes to such laws and regulations;
•compliance with treaties, antitrust and competition laws, data privacy laws (including the E.U.’s General Data Protection Regulation), anti-corruption laws (including the U.K. Bribery Act), food safety laws and other regulatory requirements and a variety of other local, national and multi-national regulations and laws in multiple jurisdictions and changes to such laws and regulations;
•changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations or tax audit implications;
•the potential difficulty of enforcing intellectual property and contractual rights;
•increased risk of uncollectible accounts and longer collection cycles;
•unfavorable changes in labor conditions and difficulties in staffing our operations;
•the difficulty and costs of designing and implementing an effective control environment across diverse regions and employee bases;
•the difficulty and costs of maintaining effective data security; and

•unfavorable or changing foreign tax treaties and policies.
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Our principal exposure is to the British pound sterling, the Canadian dollar and the Euro.
The uncertainty surrounding the implementation and effect of Brexit may cause increased regulatory complexity and economic volatility and could result in tariffs, which could adversely affect our operations and business.
The exit of the U.K. from the E.U. (“Brexit”) has created uncertainty surrounding our business. The effects of Brexit depend on any agreement the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers, suppliers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, our business could be adversely impacted by tariffs on imports to the U.K. as well as exports from the U.K.
These developments may have a material adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, tariffs could impact the ability of our Weetabix business to continue to sell product in some of the markets where it currently does business.
Agricultural diseases or pests could harm our business, financial condition, results of operations and cash flows.
Many of our business activities are subject to a variety of agricultural risks, including diseases and pests, which can adversely affect the quality and quantity of the raw materials we use and the products we produce and distribute (or have produced or distributed by third parties), as well as increase the costs of production. Any actual or potential contamination of our products could result in product recalls, market withdrawals, product detentions, safety alerts, cessation of manufacturing or distribution or, if we fail to comply with applicable FDA, USDA or other U.S. or international regulatory authority requirements, enforcement actions. We also could be subject to product liability claims or adverse publicity if any of our products are alleged to have caused illness or injury.
Avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. In 2015, an avian influenza outbreak occurred in the Midwest of the U.S., affecting a substantial portion of our owned and third party contracted flocks. Although we utilize biosecurity measures at our layer locations to protect against disease exposures, if our facilities are exposed to diseases and pests, such exposure could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Diseases affecting livestock (including PEDV) occasionally impact sow supply, which also could adversely affect our business, prospects, financial condition, results of operations and cash flows.
Labor strikes or work stoppages by our employees could harm our business.
Some of our full-time production, maintenance and warehouse employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our business, financial condition, results of operations and cash flows could be adversely affected. We are currently renegotiating our collective bargaining agreement at our Post Consumer Brands manufacturing plant in Battle Creek, Michigan, which, as of November 1, 2020, covered approximately 500 employees. There is no guarantee that we will reach an agreement in a timely manner, and if an agreement is not reached, there could be an interruption in production at that facility. In addition, we could be subject to unionization efforts at our non-union facilities. Increased unionization of our workforce could lead to disruptions in our business, increases in our operating costs and constraints on our operating flexibility.
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
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If any of these climate changes has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, including wheat, oats and other grain products, proteins, eggs, potatoes and sows. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in damage and disruptions to our manufacturing operations and distribution channels or our third party manufacturers’

operations, particularly where a product is primarily sourced from a single location. Also, the impacts of these climate changes may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our business, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations. The increasing concern over climate change and related environmental sustainability matters also may result in more federal, state, local and foreign legal requirements, including requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water. If such laws are enacted, we may experience significant increases in our costs of operation and delivery. Further, our business could be adversely affected if we are unable to effectively address increased concerns from the media, shareholders and other stakeholders on climate change and related environmental sustainability and governance matters. As a result, climate change could negatively affect our business, financial condition, results of operations and cash flows.
Actual operating results may differ significantly from our or BellRing’s guidance.
From time to time, we release guidance regarding our future performance, the future performance of some or all of our unconsolidated and consolidated subsidiaries or the expected future performance of companies or businesses that we have agreed to acquire. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and certain factors described in our current and periodic reports filed with the SEC. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party has audited, reviewed, examined, compiled or applied agreed upon procedures with respect to the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. The independent registered public accounting firm report included herein relates to our previously issued financial statements. It does not extend to any guidance and should not be read to do so.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors also should recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecasted. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
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
Risks Related to Our Strategy
Our business strategy depends upon us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable strategic transactions in the future. Our corporate development activities also may have an adverse impact on our business, financial condition, results of operations and cash flows.
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
As a result of the IPO of a minority interest in our BellRing Brands business, which consists of our historical active nutrition business, we are subject to various risks and uncertainties, any of which could negatively impact our business, financial condition, results of operations and cash flows.
    As a result of the IPO and the formation transactions, BellRing Brands, LLC is the holding company for our historical active nutrition business. Effective October 21, 2019, BellRing became a holding company owning 28.8% of the BellRing Brands, LLC units, and Post owns one share of BellRing’s Class B common stock and 71.2% of the BellRing Brands, LLC units. For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing Brands, LLC units, the share of Class B common stock represents 67% of the combined voting power of the common stock of BellRing.
    We may not be able to achieve the anticipated strategic and financial benefits expected as a result of the IPO. In addition, as a result of the IPO and the formation transactions, we only benefit from a portion of any profits and growth of the BellRing Brands business, and our historical financial information prior to the IPO may not be comparable to or indicative of future results. Further, the BellRing Brands business is subject to additional costs as a result of being a standalone public company.
We may experience difficulties in integrating acquired businesses, or acquisitions may not perform as expected.
We have acquired multiple businesses, and we may continue to acquire other businesses. The successful integration of these acquisitions depends upon our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both us and the acquired businesses. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:
•employees may voluntarily or involuntarily separate employment from us or the acquired businesses because of the acquisitions;
•our management may have its attention diverted while trying to integrate the acquired businesses;
•we may encounter obstacles when incorporating the acquired businesses into our operations and management, including integrating or separating personnel, financial systems, operating procedures, regulatory compliance programs, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•differences in business backgrounds, corporate cultures and management philosophies;
•integration may be more costly, time-consuming or complex or less effective than anticipated;
•inability to maintain uniform standards, controls and procedures; and
•we may discover previously undetected operational or other issues, such as fraud.
Any of these factors could adversely affect our and the acquired businesses’ ability to maintain relationships with customers, suppliers, employees and other constituencies.
In addition, the success of these acquired businesses will depend, in part, upon our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing businesses. Even if we are successful in integrating acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.
Financial Risks
U.S. and global capital and credit market issues, including those that have arisen or may arise as a result of the COVID-19 pandemic, could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. The COVID-19 pandemic has increased, and may continue to increase, volatility and pricing in the capital markets. This and other events affecting the credit markets also have had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow money, if necessary. Our business also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy, whether resulting from the COVID-19 pandemic or otherwise. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Intangibles and goodwill expected to contribute indefinitely to our cash flows are not amortized, but our management reviews them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (which stands for earnings before interest, income taxes, depreciation and amortization) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. We also continue to evaluate the potential impact of the COVID-19 pandemic on the fair value of our intangible assets. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. In fiscal 2020, we had no impairments of goodwill or other intangible assets. In fiscal 2019, we had an impairment of both goodwill and other definite-lived intangible assets. In fiscal 2018, we had an impairment of other indefinite-lived intangible assets and no impairment of goodwill. See further discussion of these impairments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Notes 2 and 7 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Unsuccessful implementation of business strategies to reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our business, financial condition, results of operations and cash flows.
Many of our costs, such as freight, raw materials and energy, are outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, or if the implementation of these projects results in unintended consequences, such as business disruptions, distraction of management and employees or reduced productivity, our business, financial condition, results of operations and cash flows may be adversely impacted. The COVID-19 pandemic has, in certain instances, resulted in delays of certain cost-saving and productivity initiatives. Continued disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives or impact our ability to complete projects to reduce costs or improve efficiency on planned timelines. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our business, financial condition, results of operations and cash flows may be adversely affected.
As a result of the transactions to separately capitalize 8th Avenue, we have less control over our historical private brands business, and certain of our historical financial information may not be comparable with our future financial performance. In addition, if our investment in 8th Avenue is not profitable, our financial condition and results of operations could be adversely impacted.
Effective October 1, 2018, 8th Avenue, which became the holding company for our historical private brands business, was separately capitalized by us and third parties (the transactions to separately capitalize 8th Avenue are referred to as the “8th Avenue Transactions”). As a result of the 8th Avenue Transactions, we hold 6.05 million shares of 8th Avenue Class B common stock, and third parties and members of 8th Avenue’s management team together hold 3.95 million shares of 8th Avenue Class A common stock and 2.5 million shares of 8th Avenue Series A preferred stock. Although we hold a substantial majority of the voting power of 8th Avenue’s common stock and have the power to appoint a majority of the members of 8th Avenue’s board of directors, third parties hold certain corporate governance and other rights with respect to 8th Avenue, and we cannot control the actions of such third parties. Such third parties may have economic or business interests or goals that are inconsistent with each other and our business interests or goals. Differences in views among the owners of 8th Avenue may result in delayed decisions or disputes. In addition, such third parties could sell their interests in 8th Avenue, or 8th Avenue or its subsidiaries could be disposed of, in whole or in part, to other third parties with different views or economic or business interests or goals. These factors could potentially adversely impact the business and operations of 8th Avenue and, in turn, our business and operations.
In connection with the 8th Avenue Transactions, as of October 1, 2018, 8th Avenue and its subsidiaries were deconsolidated from our financial statements. As a result, our balance sheets and statements of operations following the deconsolidation are not and will not be comparable to the balance sheets and statements of operations reflected in our historical financial statements for periods prior to deconsolidation.
As of October 1, 2018, our 60.5% retained interest in 8th Avenue is accounted for using the equity method, and the carrying value of the investment in 8th Avenue is included on our balance sheet and returns from our investment in 8th Avenue are included in our results of operations. If our investment in 8th Avenue is not profitable, our financial condition and results of operations could be adversely impacted.

Volatility in the market value of derivatives we use to manage exposures to fluctuations of our manufacturing costs will cause volatility in our margins and net earnings.
We utilize derivatives to manage price risk for some of our principal ingredient and energy costs. Changes in the values of these derivatives are recorded in earnings, resulting in volatility in our margins and net earnings. These gains and losses are reported in cost of goods sold in our Consolidated Statements of Operations and in unallocated corporate items outside of our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We may experience volatile earnings as a result of these accounting treatments.
Changing currency exchange rates may adversely affect our business, financial condition, results of operations and cash flows.
We have operations and assets in the U.S. as well as foreign jurisdictions, and a portion of our contracts and revenues are denominated in foreign currencies. Our consolidated financial statements are presented in U.S. dollars. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our consolidated financial statements. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our business, financial condition, results of operations and cash flows may be negatively affected.
We may experience losses or be subject to increased funding and expenses to our qualified pension and other postretirement plans, which could negatively impact profits.
We maintain and contribute to qualified defined benefit plans in the U.S., Canada and the U.K. primarily for our Post Consumer Brands and Weetabix businesses. With respect to those plans we maintain, we are obligated to ensure that these plans are funded or paid in accordance with applicable regulations. In the event the assets in which we invest do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to these plans and recognize increased expense on our financial statements.
Increases in labor-related costs, including the costs of medical and other employee health and welfare benefits, may reduce our profitability.
Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our profitability. Labor costs also include the costs of providing medical and other health and welfare benefits to our employees as well as certain former employees. With approximately 10,200 employees as of November 1, 2020 (which excludes the employees of our unconsolidated subsidiaries), our profitability may be substantially affected by the costs of such benefits. Although we try to control these costs, they can vary because of changes in health care laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. In addition, we continue to monitor the impact of the COVID-19 pandemic on these costs. Any substantial increase in these costs could negatively affect our profitability.
Legal, Regulatory and Technology Risks
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations or to interpretations thereof, could adversely affect our business.
Our business is subject to a variety of laws and regulations administered by federal, state and local government authorities in the U.S., as well as government authorities outside of the U.S., including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling and distribution, animal welfare, worker health and workplace safety. Our activities, both inside and outside of the U.S., are subject to extensive regulation. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). In Europe, we are regulated by, among other authorities, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed or licensed. Governmental regulations also affect taxes and levies, tariffs, import and export restrictions, healthcare costs, energy usage, data privacy and immigration and labor issues, any or all of which may have a direct or indirect effect on our business or the businesses of our customers or suppliers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children.

The impact of current laws and regulations, changes in these laws or regulations or interpretations thereof or the introduction of new laws or regulations could increase the costs of doing business for us or our customers, suppliers or third party manufacturers, causing our business, financial condition, results of operations and cash flows to be adversely affected. As specific examples, Canada has enacted new food safety laws, and some states have passed laws that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs, which we expect will result in us incurring additional operating and capital costs in the future.
It also is possible that federal, state or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties, revocations of required licenses or injunctions, as well as potential criminal sanctions. If we are found to be significantly out of compliance with applicable laws, regulations or permits, an enforcement authority could issue a warning letter and/or institute enforcement actions that could result in additional costs, product detentions, substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall product or otherwise remove product from the market, and temporarily cease its manufacture and distribution, which would increase our costs and reduce our revenues. Any claims, such as product liability or labeling claims, resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations. The limited availability of government inspectors due to a government shutdown, government restrictions, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases or closed borders also could cause disruption to our manufacturing facilities.
We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we manufacture, sell or distribute our products. The COVID-19 pandemic has resulted in quarantines, travel restrictions, product and equipment seizures, import and export restrictions, price controls, governmental and regulatory actions, mandatory business closures and other restrictions that could adversely impact our operations. The U.S., Canada and Mexico have renegotiated and replaced the North American Free Trade Agreement (“NAFTA”) with the U.S., Mexico, Canada Agreement (“USMCA”). While we currently do not anticipate that the USMCA will have a material impact on our results, we continue to closely monitor the impact of USMCA on our consolidated and unconsolidated businesses.
Certain of our Foodservice, Refrigerated Retail and BellRing Brands products are subject to a higher level of regulatory scrutiny, resulting in increased costs of operations and the potential for delays in product sales.
Certain of our Foodservice and Refrigerated Retail businesses’ meat and egg products are subject to continuous on-site inspections by the USDA. Some of our BellRing Brands products are regulated by the FDA as dietary supplements, which are subject to FDA regulations and levels of regulatory scrutiny that are different from those applicable to conventional food. Internationally, certain of our BellRing Brands products are regulated as food and dietary supplements and, in some cases, may be regulated as drug products. Such heightened regulatory scrutiny results in increased costs of operations and the potential for delays in product sales. In addition, there is some risk that product classifications could be changed by the regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs.
Pending and future litigation may impair our reputation or cause us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, including as a result of the contract suspension notices delivered to certain of our suppliers as a result of the COVID-19 pandemic, intellectual property, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. There has been a recent increase in lawsuits filed against food and beverage companies alleging deceptive advertising and labeling. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in legal claims or litigation against us. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation or brands. In addition, we may incur substantial costs and fees in defending such actions or asserting our rights, be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition, in connection with the Bob Evans Restaurants Transaction, the Bob Evans Restaurants Buyer assumed the lease obligations of the Bob Evans restaurants business. However, as part of a sale leaseback transaction of 143 of Bob Evans’s restaurant properties that Bob Evans completed in 2016, Bob Evans and one of its wholly-owned subsidiaries entered into payment and performance guarantees relating to the leases on such restaurant properties, which remained in place after the completion of the Bob Evans Restaurants Transaction. Although the Bob Evans Restaurants Buyer assumed responsibility for the payment and performance obligations under the leases on the sale leaseback properties, under the terms of the guarantees, we remain liable for payments due under these leases, subject in certain cases to certain early termination allowances, if the Bob Evans Restaurants Buyer fails to satisfy its lease obligations. Any such unexpected expenses related to our obligations under the payment and performance guarantees or under the Restaurants Sale Agreement could adversely affect our financial condition, results of operations and cash flows.
Termination of our material intellectual property licenses could have a material adverse effect on our business.
We market certain of our products in the U.S., Canada, the U.K. and several other locations pursuant to intellectual property license agreements. These licenses give us the right to use certain names, characters and logos in connection with our products and to sell the products in certain regions. If we were to breach any material term of these license agreements and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the names, characters and logos for this reason or any other reason, or if a licensor decided not to renew a license agreement upon the expiration of the license term, the loss of such rights could have a material adverse effect on our business.
Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, know-how, copyrights and licenses, to be a significant and valuable asset of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as exclusive and nonexclusive licensing agreements, third party nondisclosure, confidentiality and assignment agreements, confidentiality provisions in third party agreements and the policing of third party misuses of our intellectual property. Our failure or inability to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm our business. In addition, as certain of our trademarks, trade names and trade secrets are subject to licenses and are shared and used by third parties, negative events outside of our control could have an adverse impact on us and our business, financial condition, results of operations and cash flows.
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
Technology failures, cybersecurity incidents or corruption of our data privacy protections could disrupt our operations and negatively impact our business.
We rely on information technology networks and systems to process, transmit and store operating and financial information, to manage and support a variety of business processes and activities, including production, and to comply with regulatory, legal and tax requirements. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and control costs. We also depend upon our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, third party manufacturers and suppliers. The importance of such networks and systems has increased due to many of our employees working remotely as a result of the COVID-19 pandemic. Our and our third party vendors’ information technology systems may be vulnerable to a variety of invasions, interruptions or malfunctions due to events beyond our or their control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, power outages, computer viruses, ransomware and malware, hardware or software failures, cybersecurity incidents, hackers and other causes. Such invasions, interruptions or malfunctions could negatively impact our business.
If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and to maintain and protect the related automated and manual control processes, or if one of our third party service providers fails to provide the services we require, we could be subject to, among other things, billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by individuals and groups (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons).
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
    We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding personal information, data privacy, data protection and data security. Several foreign governments have laws and regulations dealing with the collection and use of personal information obtained from their data subjects, including the E.U.’s General Data Protection Regulation, and we could incur substantial penalties or litigation related to violations of such laws and regulations. The invalidation of the privacy shield transfer mechanism between the U.S. and the E.U. under E.U. law exposes us to additional risks related to personal information obtained from E.U. data subjects.
We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. In addition, our Foodservice and Refrigerated Retail businesses are subject to particular federal and state requirements governing animal housing and feeding operations and the management of animal waste, which we expect will result in us incurring additional operating and capital costs in the future. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, future laws may more stringently regulate the emission of greenhouse gases, particularly carbon dioxide and methane. We cannot predict the impact that such regulations may have, or that climate change may otherwise have, on our business.
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
Risks Related to Our Indebtedness
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our business.
We have a significant amount of debt. We had $7,049.7 million in aggregate principal amount of total debt as of September 30, 2020. Additionally, our secured revolving credit facility had borrowing capacity of $731.2 million at September 30, 2020 (all of which would be secured when drawn). BellRing Brands, LLC, a subsidiary of BellRing, had $703.7 million in aggregate principal amount of debt, which is included in our total debt amount referenced earlier in this paragraph, and borrowing capacity of $170.0 million under its secured revolving credit facility as of September 30, 2020. Post and its subsidiaries (other than BellRing Brands, LLC and certain of its subsidiaries) are not obligors or guarantors under the BellRing Brands, LLC debt facilities.
Our overall leverage and the terms of our financing arrangements could:
•limit our ability to obtain additional financing in the future for working capital, for capital expenditures, for acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward;
•make it more difficult for us to satisfy our obligations under the terms of our financing arrangements;
•trigger limitations on our ability to deduct interest paid on such indebtedness;
•limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•limit our flexibility to plan for and to adjust to changing business and market conditions in the industries in which we operate and increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements;
•increase our vulnerability to adverse economic or industry conditions; and
•subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.
Our ability to meet expenses and debt service obligations will depend upon our future performance, which will be affected by financial, business, economic and other factors, including the impact of pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity.
Despite our current level of indebtedness, we may be able to incur substantially more debt, which could further exacerbate the risks related to our debt and leverage.
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
Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. Financing arrangements which we enter into in the future could contain similar restrictions and could additionally require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our financing arrangements, financing arrangements which we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to pay dividends, respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:
•borrow money or guarantee debt;
•create liens;
•pay dividends on or redeem or repurchase stock or other securities;
•make investments and acquisitions;
•enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;
•enter into new lines of business;

•enter into transactions with affiliates; and
•sell assets or merge with other companies.
Various risks, uncertainties and events beyond our control, including the impact of pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.
Our credit agreement contains customary financial covenants, including a covenant requiring us to maintain a secured net leverage ratio (as defined in our credit agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in our credit agreement) exceeds 30% of our revolving credit commitments. Our credit agreement permits us to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in our credit agreement. BellRing Brands, LLC’s credit agreement (the “BellRing LLC credit agreement”) contains a financial covenant requiring BellRing Brands, LLC to maintain a total net leverage ratio (as defined in the BellRing LLC credit agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter, beginning with the fiscal quarter that ended March 31, 2020.
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
To service our indebtedness and other cash needs, we will require a significant amount of cash. Our ability to generate cash depends upon many factors beyond our control, including the impact of the COVID-19 pandemic on our operations.
Our ability to pay interest on our outstanding senior notes, to satisfy our other debt obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, including the impact of pandemics (such as the COVID-19 pandemic) and other outbreaks of contagious diseases, will affect our ability to make these payments.
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
As of September 30, 2020, we did not have debt outstanding with exposure to interest rate risk. However, in the future, we may have debt outstanding with exposure to interest rate risk. In addition, the aggregate principal amount of BellRing Brands, LLC’s debt instruments with exposure to interest rate risk was $703.7 million as of September 30, 2020. Higher interest rates will increase the cost of servicing our and BellRing Brands, LLC’s financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. As of September 30, 2020, each one hundred basis points change in London Interbank Offered Rate (“LIBOR”) would result in an approximate $4.0 million change in the annual cash interest expense, before any principal payment, on BellRing Brands, LLC’s financial instruments with exposure to interest rate risk, including the impact of the $350.0 million in interest rate swap agreements held by BellRing Brands, LLC and excluding the impact of any interest rate floors (as defined in the BellRing Brands, LLC credit agreement). At September 30, 2020, we held interest rate swaps with a notional amount of $2,371.0 million, excluding the interest rate swaps held by BellRing Brands, LLC, to lock into a fixed LIBOR rate for debt expected to be issued but not yet priced.
The U.K. Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. Certain of BellRing Brands, LLC’s variable rate debt and our secured revolving credit facility use LIBOR as a benchmark for establishing interest rates. In addition, certain hedging transactions reference LIBOR as a benchmark rate in order to determine the applicable interest rate or payment amount. In the event LIBOR is discontinued, replaced or significantly changed, or ceases to be recognized as an acceptable benchmark, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending upon the terms of the governing instrument. This could result in different financial performance for existing transactions, require different hedging strategies and require renegotiation for existing instruments. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment. While we do not expect the transition from LIBOR and the risks related thereto to have a material adverse effect on us, it remains uncertain at this time.
Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based upon a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Any downgrade of our credit ratings by a credit rating agency, whether as a result of our actions or factors which are beyond our control, can increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all and result in a reduction in our liquidity. Our borrowing costs and access to capital markets also can be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity can adversely affect our financial condition, results of operations and cash flows.
Risks Related to Our Common Stock
Your percentage ownership in Post may be diluted in the future.
As with any publicly-traded company, our shareholders’ percentage ownership in Post may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees and the vesting of those equity awards. For a brief discussion of our equity incentive plan, see Note 20 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
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
Our amended and restated articles of incorporation (as amended, the “articles of incorporation”), our amended and restated bylaws (the “bylaws”) and Missouri law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and incentivizing prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:
•our Board of Directors is divided into three classes with staggered terms;
•our Board of Directors fixes the number of members on the Board;
•elimination of the rights of our shareholders to act by written consent (except when such consent is unanimous) and to call shareholder meetings;
•rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•the right of our Board of Directors to issue preferred stock without shareholder approval;
•supermajority vote requirements for certain amendments to our articles of incorporation and bylaws;
•anti-takeover provisions of Missouri law which may prevent us from engaging in a business combination with an interested shareholder, or which may deter third parties from acquiring amounts of our common stock above certain thresholds; and
•limitations on the right of shareholders to remove directors.

General Risk Factors
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks and uncertainties discussed in this report, announcements we make about our business, variations in our quarterly results of operations and those of our competitors, market data that is available to subscribers, reports by industry analysts, whether or not we meet the financial estimates of analysts who follow us, industry or market trends, investor perceptions, actions by credit rating agencies, future sales of our common stock or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions, including those that result from the COVID-19 pandemic.
As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, in the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources.
Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, results of operations or cash flows.
There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in our stock. Furthermore, there is no assurance that the Internal Revenue Service or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, financial condition, results of operations and cash flows.
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
BellRing, as a publicly-traded company, also is separately subject to SOX. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, BellRing’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting under SOX. However, if BellRing ceases to be an “emerging growth company,” it will be subject to this requirement under SOX. Further, if BellRing does not satisfy the requirements imposed by SOX, or if its internal control over financial reporting is not effective, it will impact our ability to satisfy our SOX requirements and could impair the effectiveness of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the annual deadline imposed by SOX. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. In addition, in the event that we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2020, management determined that our internal control over financial reporting was effective.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own our principal executive offices and lease corporate administrative offices in St. Louis, Missouri. The general offices and locations of our principal operations for each of our businesses are set forth in the summary below. We also lease sales offices mainly in the U.S. and maintain a number of stand-alone distribution facilities. In addition, there is on-site warehouse space available at many of our manufacturing facilities, and in addition to the owned and leased warehouse space discussed below, we contract for the usage of additional warehouse space on an as needed basis, as appropriate.
We own many of our manufacturing facilities. Certain of our owned real properties are subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes our facilities generally are in good operating condition and, taken as a whole and in conjunction with our arrangements with third party manufacturers, are suitable, adequate and of sufficient capacity for our current operations. Utilization of manufacturing capacity varies by manufacturing facility based upon the type of products assigned and the level of demand for those products.
Post Consumer Brands
The main administrative office for Post Consumer Brands, which we own, is located in Lakeville, Minnesota. Post Consumer Brands also leases administrative office space in Bentonville, Arkansas; Cincinnati, Ohio and Toronto, Ontario.
Post Consumer Brands has eight owned manufacturing facilities located in Asheboro, North Carolina; Battle Creek, Michigan; Jonesboro, Arkansas; Niagara Falls, Ontario; Northfield, Minnesota (which consists of two facilities and also includes warehouse space); St. Ansgar, Iowa and Tremonton, Utah. Post Consumer Brands also leases land for another owned manufacturing facility located in Cobourg, Ontario. Post Consumer Brands maintains approximately 4.5 million square feet of warehouse and distribution space throughout the U.S. and Canada, approximately 0.8 million of which is owned by us and approximately 3.7 million of which is leased by us.
Weetabix
Weetabix has three owned manufacturing facilities in the U.K. in Burton Latimer, Corby and Ashton-under-Lyne, each of which includes warehousing space. In addition, Weetabix’s joint ventures in Kenya and South Africa each owns a manufacturing facility in those respective countries. Weetabix also leases office space in the United Arab Emirates, Spain and China, and leases warehouse space in China.
Foodservice
The Foodservice segment has leased administrative offices in Minnetonka, Minnesota. Operations for our Foodservice segment include ten owned egg products production facilities in Illinois, Iowa, Minnesota, Nebraska and Oregon, and four leased egg products production facilities in New Jersey, Pennsylvania and South Dakota. The egg products business owns eight layer facilities in the U.S. Operations for our Foodservice segment include two owned potato processing facilities in Mars Hill, Maine and Chaska, Minnesota, two owned meat products processing and production facilities in Norfolk, Nebraska and Ravenna, Nebraska, three owned facilities in Hillsdale, Michigan, Sulphur Springs, Texas and Xenia, Ohio discussed in Refrigerated Retail below that also are used for foodservice meat products processing and production, a leased potato processing facility in North Las Vegas, Nevada and one leased facility in Lima, Ohio discussed in Refrigerated Retail below that also is used for foodservice potato and side dish production.
Refrigerated Retail
The Refrigerated Retail segment has leased administrative offices in New Albany, Ohio and also uses some of the leased administrative office space in Minnetonka, Minnesota previously referenced in Foodservice above. In addition to certain of the egg products production facilities previously referenced for our Foodservice business, our Refrigerated Retail operations include owned sausage production plants in Hillsdale, Michigan and Xenia, Ohio. In addition to the facilities in Chaska, Minnesota and Mars Hill, Maine previously referenced for our Foodservice business, our Refrigerated Retail operations include an owned manufacturing plant in Sulphur Springs, Texas, which produces products such as sandwiches, side dishes and precooked sausage products, and a leased potato and side dish processing facility in Lima, Ohio. Refrigerated Retail uses an owned transportation facility in Springfield, Ohio and a leased transportation facility in Sunnyvale, Texas. The Refrigerated Retail segment additionally owns a cheese processing and packaging facility and warehouse in Lake Mills, Wisconsin for its cheese and other dairy-case products business.

BellRing Brands
The BellRing Brands segment leases research and development facilities and administrative offices in Emeryville, California and Dallas, Texas and an administrative office in Rogers, Arkansas. The BellRing Brands business also uses administrative office space in St. Louis, Missouri pursuant to a master services agreement by and among Post, BellRing and BellRing Brands, LLC entered into in connection with the IPO and the formation transactions. The BellRing Brands segment leases administrative offices in Munich, Germany and Worb, Switzerland. In addition, the BellRing Brands segment leases warehouse space in Tagelswangen, Switzerland and, through third party logistics firms, a distribution center with warehouse space in Kleve, Germany and warehouse space in Farmers Branch, Texas. The BellRing Brands business manufactures protein and energy bars and gels and conducts research and development through an owned facility in Voerde, Germany.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 18 within “Notes to Consolidated Financial Statements” in Item 8 of this report, which is incorporated herein by reference. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “POST”. There were approximately 4,730 shareholders of record on November 16, 2020. We did not pay any cash dividends on our common stock during the years ended September 30, 2020 or 2019. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The information required under this Item 5 concerning equity compensation plan information is set out under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) (b)
July 1, 2020 - July 31, 2020	169,084	$88.40	169,084	$113,752,754
August 1, 2020 - August 31, 2020	589,780	$87.70	589,780	$348,275,686
September 1, 2020 - September 30, 2020	688,253	$85.41	688,253	$289,492,057
Total	1,447,117	$86.69	1,447,117	$289,492,057
(a)Does not include broker’s commissions.
(b)On December 5, 2019, our Board of Directors approved an authorization for the Company to repurchase up to $400,000,000 of shares of our common stock effective December 5, 2019 (the “Prior Authorization”), and the Company began repurchasing shares under the Prior Authorization on December 6, 2019. The Prior Authorization had an expiration date of December 5, 2021. On August 4, 2020, our Board of Directors terminated the Prior Authorization effective August 7, 2020 and approved a new authorization for the Company to repurchase up to $400,000,000 of shares of our common stock effective August 8, 2020 (the “New Authorization”). The New Authorization expires on August 8, 2022. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. As of August 7, 2020, the approximate dollar value of shares that could yet be repurchased under the Prior Authorization was $113,752,754.
Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (i) Post common stock; (ii) the Russell 1000 index; (iii) the S&P 1500 Packaged Foods & Meats Index; and (iv) a peer group composed of 11 United States-based public companies in the food and consumer packaged goods industries (the “Fiscal 2019 Peer Group”).
The Fiscal 2019 Peer Group companies are: B&G Foods, Inc.; Brown-Forman Corporation; Coca-Cola Consolidated, Inc.; Darling Ingredients Inc.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; J&J Snack Foods Corp.; Primo Water Corporation (formerly Cott Corporation); Sanderson Farms, Inc.; SunOpta Inc. and TreeHouse Foods, Inc. Going forward, the Fiscal 2019 Peer Group will be replaced by the S&P 1500 Packaged Foods & Meats Index to provide a broader representation of our industry peers and will be removed from this performance graph.
This graph covers the period from September 30, 2015 through September 30, 2020.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among Post Holdings, Inc., the Russell 1000 Index, the S&P 1500 Packaged Foods & Meats Index
and the Fiscal 2019 Peer Group
200.00
175.00
150.00
125.00
100.00
75.00
Sep 30, 2015
Sep 30, 2016
Sep 29, 2017
Sep 28, 2018
Sep 30, 2019
Sep 30, 2020
Post Holdings, Inc.
Russell 1000 Index
S&P 1500 Packaged Foods & Meats Index
Fiscal 2019 Peer Group

* $100 invested on 9/30/15 in stock or index.
Performance Graph Data

	Post ($)	Russell 1000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)	Fiscal 2019 Peer Group ($)
9/30/2015	100.00	100.00	100.00	100.00
9/30/2016	130.58	114.92	119.76	97.16
9/29/2017	149.36	136.22	112.97	109.95
9/28/2018	165.89	160.40	110.78	103.03
9/30/2019	179.09	166.61	126.32	117.74
9/30/2020	145.52	193.27	131.41	134.34
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

ITEM 6.    SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY
(in millions, except per share data)

	Year Ended September 30,
	2020 (a)	2019 (a)	2018 (a)	2017 (a)	2016 (a)
Statements of Operations Data
Net sales (b)	$5,698.7	$5,681.1	$6,257.2	$5,225.8	$5,026.8
Cost of goods sold (c)	3,911.3	3,889.0	4,403.2	3,655.0	3,476.3
Gross profit	1,787.4	1,792.1	1,854.0	1,570.8	1,550.5
Selling, general and administrative expenses (b)(c)	934.3	911.6	976.4	867.7	839.7
Amortization of intangible assets	160.3	161.3	177.4	159.1	152.6
Gain on sale of business (d)	—	(126.6)	—	—	—
Impairment of goodwill and other intangible assets (e)	—	63.3	124.9	26.5	—
Other operating (income) expenses, net (f)	(7.7)	1.5	1.8	0.8	9.4
Operating profit	700.5	781.0	573.5	516.7	548.8
Interest expense, net	388.6	322.4	387.3	314.8	306.5
Loss on extinguishment of debt, net (g)	72.9	6.1	31.1	222.9	86.4
Expense (income) on swaps, net (h)	187.1	306.6	(95.6)	(91.8)	182.9
Other (income) expense, net (c)	(11.5)	(13.2)	(14.0)	(3.6)	3.1
Earnings (loss) before income taxes and equity method loss	63.4	159.1	264.7	74.4	(30.1)
Income tax expense (benefit) (i)	3.5	(3.9)	(204.0)	26.1	(26.8)
Equity method loss, net of tax (j)	30.9	37.0	0.3	—	—
Net earnings (loss) including noncontrolling interest	29.0	126.0	468.4	48.3	(3.3)
Less: Net earnings attributable to noncontrolling interest (j)	28.2	1.3	1.1	—	—
Net earnings (loss)	0.8	124.7	467.3	48.3	(3.3)
Less: Preferred stock dividends	—	3.0	10.0	13.5	25.1
Net earnings (loss) available to common shareholders	$0.8	$121.7	$457.3	$34.8	$(28.4)

Earnings (Loss) Per Share
Basic	$0.01	$1.72	$6.87	$0.51	$(0.41)
Diluted	$0.01	$1.66	$6.16	$0.50	$(0.41)

Statements of Cash Flows Data
Depreciation and amortization	$370.3	$379.6	$398.4	$323.1	$302.8
Cash provided by (used in):
Operating activities (k)	$625.6	$688.0	$718.6	$386.7	$502.4
Investing activities (k)	(218.5)	26.7	(1,675.6)	(2,095.0)	(206.5)
Financing activities	(272.0)	(652.4)	423.4	2,053.1	(4.5)

Balance Sheet Data
Cash and cash equivalents	$1,187.9	$1,050.7	$989.7	$1,525.9	$1,143.6
Working capital (excluding cash, cash equivalents, restricted cash and current portion of long-term debt) (l)	184.9	282.4	435.8	403.5	303.2
Total assets (l)	12,146.7	11,951.6	13,057.5	11,876.8	9,360.6
Debt, including short-term portion and amounts held for sale	7,023.9	7,079.5	7,868.8	7,171.2	4,563.5
Other liabilities (l)	599.8	456.9	499.3	327.8	440.3
Total shareholders’ equity	2,829.0	2,937.3	3,060.5	2,789.7	3,008.6
____________
(a)     The data in these columns include results from acquisitions from the respective date of acquisition through September 30, 2020, as well as results from divestitures through the date of sale or deconsolidation. For more information on our fiscal 2020, 2019 and 2018 transactions, see Notes 4 and 6 within “Notes to Consolidated Financial Statements.” In fiscal 2017, the Company acquired Latimer Newco 2 Limited (“Latimer”), and all of Latimer’s direct and indirect subsidiaries at the time of acquisition, including Weetabix Limited, as well as National Pasteurized Eggs, Inc. In fiscal 2016, the Company acquired Willamette Egg Farms, LLC and sold certain assets of its Michael Foods Canadian egg business.
(b)    On October 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method of adoption. Therefore, “Net sales” and “Selling, general and administrative expenses” for the years ended September 30, 2020 and 2019 are presented under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and “Net sales” and “Selling, general and administrative expenses” for the years ended

September 30, 2018, 2017 and 2016 are presented under ASC Topic 605, “Revenue Recognition.” For additional information about revenue recognition, see Note 2 within “Notes to Consolidated Financial Statements.”
(c)    On October 1, 2018, the Company adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” using the retrospective method of adoption. For the years ended September 30, 2018, 2017 and 2016, the adoption of ASU 2017-07 resulted in increases (decreases) in “Cost of goods sold” of $12.8, $3.3 and $(3.1), respectively, and increases in “Selling, general and administrative expenses” of $1.2, $0.3 and zero, respectively, and corresponding increases in other income of $14.0 and $3.6 for the years ended September 30, 2018 and 2017, respectively, and in other expense of $3.1 for the year ended September 30, 2016, which are reported in “Other (income) expense, net” in the Consolidated Statements of Operations.
(d)    For information about “Gain on sale of business” for fiscal 2019, see Note 6 within “Notes to Consolidated Financial Statements.”
(e)    For information about “Impairment of goodwill and other intangible assets” for fiscal 2020, 2019 and 2018, see “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Notes 2 and 7 within “Notes to Consolidated Financial Statements.” In the year ended September 30, 2017, the Company recorded a charge of $26.5 for the impairment of goodwill related to the BellRing Brands segment (historically referred to as the Active Nutrition segment).
(f)    In fiscal 2020, “Other operating (income) expenses, net” was impacted by the recognition of a gain on bargain purchase in connection with the acquisition of Henningsen Foods, Inc. For more information on the acquisition and the related gain on bargain purchase, see Note 4 within “Notes to Consolidated Financial Statements.”
(g)     For information about “Loss on extinguishment of debt, net” for fiscal 2020, 2019 and 2018, see Note 17 within “Notes to Consolidated Financial Statements.” In the year ended September 30, 2017, the Company expensed $222.9, which included premiums and the write-offs of debt issuance costs, partially offset by the write-off of unamortized debt premiums. In the year ended September 30, 2016, the Company expensed $86.4, which included a premium paid and write-offs of debt issuance costs and unamortized debt discount, partially offset by the write-off of unamortized debt premium.
(h)     For information about “Expense (income) on swaps, net” for fiscal 2020, 2019 and 2018, see Note 14 within “Notes to Consolidated Financial Statements.” In the year ended September 30, 2017, the Company recorded income of $91.8 related to non-cash mark-to-market adjustments on its interest rate swaps, cross-currency swaps and foreign exchange forward contracts, as well as cash settlements on its interest rate swaps. In the year ended September 30, 2016, the Company recorded expense of $182.9 related to non-cash mark-to-market adjustments and cash settlements on its interest rate swaps.
(i)     In fiscal 2020, the Company’s accounting for income taxes was impacted by the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. In fiscal 2018, the effective tax rate was impacted by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. For information about “Income tax expense (benefit),” see Note 9 within “Notes to Consolidated Financial Statements.”
(j)    For information about equity interests, see Note 8 within “Notes to Consolidated Financial Statements.”
(k)    On October 1, 2018, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” using the retrospective method of adoption. The adoption of ASU 2016-18 resulted in a decrease in net cash provided by operating activities of $0.7 for the year ended September 30, 2018 and a (decrease) increase in net cash used by investing activities of $(1.3), $4.2 and $10.4 for the years ended September 30, 2018, 2017 and 2016, respectively.
(l)    On October 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, the Company recognized right-of-use assets and lease liabilities of $158.1 and $168.2, respectively, on the balance sheet at October 1, 2019. For additional information about the adoption of these ASUs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Notes 2, 3 and 16 within “Notes to Consolidated Financial Statements.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8 of this report and the “Cautionary Statement on Forward-Looking Statements” on page 1 of this report.
OVERVIEW
We are a consumer packaged goods holding company, operating in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and BellRing Brands. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At September 30, 2020, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal;
•Weetabix: primarily United Kingdom RTE cereal and muesli;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products; and
•BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
Transactions
Initial Public Offering of BellRing Brands, Inc,
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), our subsidiary, closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”). The IPO was completed at an offering price of $14.00 per share and BellRing received net proceeds from the IPO of $524.4 million, after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. BellRing is a holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of its non-voting membership units (the “BellRing LLC units”). We own 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as we and our affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock. BellRing LLC is the holding company for our historical active nutrition business, reported herein as the BellRing Brands segment and reported historically as the Active Nutrition segment.
Effective October 21, 2019, the financial results of BellRing and its subsidiaries were consolidated within our financial results and 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), was allocated to noncontrolling interest. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities and interest rate swaps, the term “BellRing” refers to BellRing Brands, LLC. For additional information, see Notes 1, 8 and 17 within “Notes to Consolidated Financial Statements.”
Capitalization of 8th Avenue Food & Provisions, Inc.
On October 1, 2018, 8th Avenue Food & Provisions, Inc. (“8th Avenue”) was separately capitalized by us and third parties through a series of transactions (the “8th Avenue Transactions”), and 8th Avenue became the holding company for our historical private brands business, reported historically as our Private Brands segment. We retained shares of common stock equal to 60.5% of the common equity in 8th Avenue. 8th Avenue is no longer consolidated in our financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. For additional information, see Notes 6 and 8 within “Notes to Consolidated Financial Statements.”
Acquisitions
We completed the following acquisitions during the reporting period:
•Henningsen Foods, Inc. (“Henningsen”) acquired July 1, 2020 and reported in our Foodservice segment; and

•Bob Evans Farms, Inc. (“Bob Evans”), acquired January 12, 2018 and reported in our Foodservice and Refrigerated Retail segments.
COVID-19
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We are closely monitoring the impact of the COVID-19 pandemic and developments related thereto and are taking necessary actions to ensure our ability to safeguard the health of our employees, including their economic health, maintain the continuity of our supply chain to serve customers and consumers and preserve financial liquidity to navigate the uncertainty caused by the pandemic. Examples of actions we have taken in response to the pandemic include:
•reinforcing manufacturing facilities with additional protective supplies, staffing and support;
•enhancing facility safety measures and working closely with public health officials to follow additional health and safety guidelines;
•drawing $500.0 million of our $750.0 million revolving credit facility and $65.0 million of BellRing’s revolving credit facility to further enhance liquidity in March 2020. Borrowings under both credit facilities were repaid prior to the end of fiscal 2020. For additional information, see Note 17 within “Notes to Consolidated Financial Statements”;
•temporarily suspending our share repurchase program, which we resumed in May 2020. For additional information, see Note 21 within “Notes to Consolidated Financial Statements” and “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this report;
•actively managing our foodservice egg supply, including taking measures to reduce internal production, delivering contract suspension notices invoking force majeure clauses with respect to certain of our suppliers in the second quarter of fiscal 2020 (subsequently, these contract suspensions were provisionally lifted) and repurposing product into our retail channel; and
•within our foodservice business, where our results continue to be negatively impacted by lower away-from-home demand in various channels, approaching cost reduction in a restrained manner which has preserved our ability to respond quickly as demand resumes. We will manage costs more aggressively if the reduced demand for our foodservice products extends over a longer period.
Since the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the categories in which we operate, our products sold through the food, drug and mass, club and eCommerce channels generally experienced an increase in sales as a result of consumer pantry loading in the second quarter of fiscal 2020 and increased at-home consumption that continued throughout the second half of fiscal 2020. However, as a result of increased at-home consumption, we experienced declines in sales of certain on-the-go products. We expect some of the benefit of what amounts to a massive trial exercise (as consumers try products that they may not have been purchasing previously) to convert into an intermediate term improvement in category trends across the majority of our retail businesses. However, there is no guarantee that such increase in sales and/or intermediate term improvement in category trends will continue or be realized. Additionally, we have incurred increased expenses specifically attributable to the COVID-19 pandemic, including increased employee wages and paid absences, COVID-19 screening expenses, additional sanitizing costs and facility reconfiguration expenses. Our foodservice business has been negatively impacted by lower demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. From April lows, our foodservice volumes improved during the second half of fiscal 2020 and largely followed changes in the degree of restrictions on mobility and gatherings. For additional discussion, refer to “Liquidity and Capital Resources” within this section, as well as “Cautionary Statement on Forward-Looking Statements” on page 1 of this report and “Risk Factors” in Item 1A of this report.
Lease Accounting
On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” At adoption, we recognized right-of-use (“ROU”) assets and lease liabilities of $158.1 million and $168.2 million, respectively, on the balance sheet at October 1, 2019. For additional information regarding these ASUs, refer to Notes 3 and 16 within “Notes to Consolidated Financial Statements."

Revenue from Contracts with Customers
On October 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all previously existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“GAAP”). As a result of the adoption, we reclassified certain payments to customers from “Selling, general, and administrative expenses” to “Net Sales” and recognized revenue that was previously deferred in “Net Sales” in the Consolidated Statement of Operations for the year ended September 30, 2019. For additional information regarding ASU 2014-09, refer to Note 2 within “Notes to Consolidated Financial Statements.” The following table presents the impact on net sales resulting from the adoption of ASU 2014-09 by segment.

dollars in millions	Year Ended September 30, 2019
Post Consumer Brands	$(7.6)
Weetabix	—
Foodservice	(5.2)
Refrigerated Retail	(3.3)
BellRing Brands	(8.8)
$(24.9)
RESULTS OF OPERATIONS

	Fiscal 2020 compared to 2019				Fiscal 2019 compared to 2018
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$5,698.7	$5,681.1	$17.6	—%	$5,681.1	$6,257.2	$(576.1)	(9)%

Operating Profit	$700.5	$781.0	$(80.5)	(10)%	$781.0	$573.5	$207.5	36%
Interest expense, net	388.6	322.4	(66.2)	(21)%	322.4	387.3	64.9	17%
Loss on extinguishment of debt, net	72.9	6.1	(66.8)	(1,095)%	6.1	31.1	25.0	80%
Expense (income) on swaps, net	187.1	306.6	119.5	39%	306.6	(95.6)	(402.2)	(421)%
Other income, net	(11.5)	(13.2)	(1.7)	(13)%	(13.2)	(14.0)	(0.8)	(6)%
Income tax expense (benefit)	3.5	(3.9)	(7.4)	(190)%	(3.9)	(204.0)	(200.1)	(98)%
Equity method loss, net of tax	30.9	37.0	6.1	16%	37.0	0.3	(36.7)	(12,233)%
Less: Net earnings attributable to noncontrolling interests	28.2	1.3	(26.9)	(2,069)%	1.3	1.1	(0.2)	(18)%
Net Earnings	$0.8	$124.7	$(123.9)	(99)%	$124.7	$467.3	$(342.6)	(73)%
Net Sales
Fiscal 2020 compared to 2019
Net sales increased $17.6 million, or less than 1%, during the year ended September 30, 2020. This increase was due to growth in our BellRing Brands, Post Consumer Brands, Refrigerated Retail and Weetabix segments, as well as the inclusion of incremental contributions from our current year acquisition of Henningsen. These positive impacts were partially offset by a decline in our Foodservice segment.
All segments were impacted by significant changes in consumer behavior in response to the COVID-19 pandemic in the year ended September 30, 2020. For further discussion, refer to “Segment Results” within this section.
Fiscal 2019 compared to 2018
Net sales decreased $576.1 million, or 9%, during the year ended September 30, 2019. This decrease was primarily due to the absence of net sales in fiscal 2019 attributable to our historical Private Brands segment ($848.9 million in the year ended

September 30, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, partially offset by the inclusion of incremental net sales from our fiscal 2018 acquisition of Bob Evans on January 12, 2018. Additionally, net sales grew in our Foodservice, Post Consumer Brands and BellRing Brands segments for the year ended September 30, 2019. Net sales in our Weetabix segment decreased during the year ended September 30, 2019. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Fiscal 2020 compared to 2019
Operating profit decreased $80.5 million, or 10%, for the year ended September 30, 2020. In the year ended September 30, 2019, operating profit was impacted by losses related to the impairment of goodwill and other intangible assets of $63.3 million and by a gain on sale of business of $126.6 million related to the 8th Avenue Transactions. Excluding these impacts in the prior year, operating profit decreased $17.2 million, or 2%, primarily due to lower segment profit within our Foodservice and BellRing Brands segments, partially offset by increased segment profit within our Post Consumer Brands, Refrigerated Retail and Weetabix segments, as well as decreased general corporate expenses and other. For further discussion, refer to “Segment Results” within this section.
Fiscal 2019 compared to 2018
Operating profit increased $207.5 million, or 36%, for the year ended September 30, 2019. In the years ended September 30, 2019 and 2018, operating profit was impacted by losses related to the impairment of goodwill and other intangible assets of $63.3 million and $124.9 million, respectively, and provisions for legal settlement of $2.4 million and $17.3 million, respectively. Additionally, in the year ended September 30, 2019, operating profit was impacted by a gain on sale of business of $126.6 million related to the 8th Avenue Transactions. Excluding these impacts in both years, operating profit increased slightly, primarily due to the inclusion of incremental segment profit contribution from our fiscal 2018 acquisition of Bob Evans, as well as organic growth within our BellRing Brands, Foodservice, Weetabix and Post Consumer Brands segments. These positive impacts were offset by the absence of segment profit in fiscal 2019 attributable to our historical Private Brands segment ($60.8 million in the year ended September 30, 2018), which is no longer consolidated in our financial results and is accounted for using the equity method as a result of the 8th Avenue Transactions, and increased general corporate expenses and other in the year ended September 30, 2019. For further discussion, refer to “Segment Results” within this section.
Interest Expense, net
Interest expense increased $66.2 million, or 21%, for the year ended September 30, 2020, compared to the prior year. The increase was driven by increased losses (compared to gains in the prior year period) of $41.0 million on our interest rate swap contracts. Additionally, interest expense increased from the impact of senior notes issued in fiscal 2020 and fiscal 2019 and debt entered into in connection with the IPO on October 21, 2019, partially offset by reduced interest expense of $56.6 million as a result of the repayment of our term loan in the first quarter of fiscal 2020. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.2% for the years ended September 30, 2020 and 2019, respectively. This increase in our weighted-average interest rate was driven by a change in the mix of debt outstanding. During the year ended September 30, 2019, we recorded $5.9 million of interest expense related to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock under Delaware law. No such interest expense was recorded during the year ended September 30, 2020.
Interest expense decreased $64.9 million, or 17%, for the year ended September 30, 2019, compared to the prior year. The decrease was partially due to increased gains of $28.7 million on our interest rate swap contracts, largely related to the termination of a portion of our interest rate swap contracts that were designated as hedging instruments. Additionally, interest expense was positively impacted by a decrease in the principal balance of debt outstanding due to repayments and repurchases of certain debt in fiscal 2019 and 2018 and lower interest expense of $7.5 million related to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock under Delaware law. These positive impacts were partially offset by an increase in our weighted-average interest rate resulting from a change in debt mix. Our weighted-average interest rate on our total outstanding debt was 5.2% and 5.0% for the years ended September 30, 2019 and 2018, respectively.
For additional information on our interest rate swaps designated as hedging instruments, refer to Note 14 within “Notes to Consolidated Financial Statements.” For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report. For additional information on former holders of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock, refer to Notes 4 and 18 within “Notes to Consolidated Financial Statements.”

Loss on Extinguishment of Debt, net
During the years ended September 30, 2020, 2019 and 2018, we recognized net losses of $72.9 million, $6.1 million and $31.1 million, respectively, related to the extinguishment of debt.
For the year ended September 30, 2020, the losses related to repayments of the outstanding principal balances of our 2020 bridge loan, our term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, as well as the amendment and restatement of our credit agreement. The loss included premiums paid of $49.8 million and write-offs of debt issuance costs of $23.1 million.
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
For the year ended September 30, 2018, the net loss related to the repayment of the outstanding principal balance of our 6.00% senior notes, the repurchase and retirement of portions of the principal balances of our 5.625% senior notes, 5.75% senior notes, 5.00% senior notes and 8.00% senior notes and the amendment of our term loan. The net loss included premiums and debt extinguishment costs paid of $33.7 million and the write-off of debt issuance costs of $9.7 million, partially offset by the write-off of an unamortized debt premium of $4.6 million and gains realized on debt repurchased at a discount of $7.7 million.
For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements.”
Expense (Income) on Swaps, net
During the years ended September 30, 2020, 2019 and 2018, we recognized net losses (gains) of $187.1 million, $306.6 million and $(95.6) million, respectively, on our interest rate swaps that were not designated as hedging instruments. Of the total net losses recognized in the year ended September 30, 2020, $117.4 million related to non-cash mark-to-market adjustments and $69.7 million related to cash settlements paid. Of the total net losses recognized in the year ended September 30, 2019, $293.1 million related to non-cash mark-to-market adjustments and $13.5 million related to cash settlements paid. Of the total net gains recognized in the year ended September 30, 2018, $(96.7) million related to non-cash mark-to-market adjustments, which was offset by $1.1 million related to cash settlements paid. For additional information on our interest rate swaps, refer to Note 14 within “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.

Income Tax Expense (Benefit)
Our effective income tax rate for fiscal 2020 was 5.5% compared to (2.5)% for fiscal 2019 and (77.1)% for fiscal 2018. A reconciliation of income tax expense (benefit) with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2020	2019	2018
Computed tax (a)	$13.3	$33.4	$64.9
Enacted tax law and changes, including the Tax Act (a)	(1.5)	(4.8)	(270.9)
Non-deductible goodwill impairment loss	—	6.9	—
Non-deductible compensation	4.5	2.7	1.2
Transaction costs	(1.1)	2.2	1.5
Domestic production activities deduction	—	—	(5.9)
State income tax (benefit) expense, net of effect on federal tax	(4.3)	(0.7)	5.6
Non-taxable interest income	—	—	(2.4)
Valuation allowances	5.0	6.6	4.1
Change in deferred tax rates	11.1	(4.6)	0.3
Uncertain tax positions	1.2	(7.9)	0.3
Net losses and basis difference attributable to equity method investment	(6.5)	4.4	—
Income tax credits	(2.6)	(3.0)	(2.3)
Rate differential on foreign income	(10.8)	(7.7)	(5.3)
Excess tax benefits for share-based payments	(1.4)	(33.4)	(1.8)
Gain on bargain purchase	(2.5)	—	—
Enhanced deduction for food donation	(1.5)	(0.6)	(0.8)
Return-to-provision	(1.5)	0.6	(1.0)
Other, net (none in excess of 5% of statutory tax)	2.1	2.0	8.5
Income tax expense (benefit)	$3.5	$(3.9)	$(204.0)
(a)Fiscal 2020 and 2019 federal corporate income tax was computed at the United States (the “U.S.”) federal statutory rate of 21%. Fiscal 2018 federal corporate income tax was computed using a blended U.S. federal corporate income tax rate of 24.5%, as discussed below.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact our accounting for income taxes, such as modifications to the limitation of business interest expense deductibility for tax years beginning in 2019 and 2020, and have been accounted for within the year ended September 30, 2020. The CARES Act did not have a material impact on our financial statements and disclosures as its impact primarily related to immaterial short-term and long-term classifications on the Consolidated Balance Sheet and current and deferred income tax expense (benefit) classifications in Note 9 of “Notes to Consolidated Financial Statements.”
In fiscal 2018, the effective tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to our accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for our 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for our 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the year ended September 30, 2018, we (i) remeasured our existing deferred tax assets and liabilities considering both the 2018 blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $281.2 million and (ii) calculated the one-time transition tax and recorded provisional tax expense of $10.3 million. Full expensing of certain depreciable assets resulted in temporary differences, which were analyzed throughout fiscal 2018 as assets were placed in service. During the year ended September 30, 2019, in connection with preparing our fiscal 2018 corporate income tax returns, we recorded tax benefits related to the (i) re-measurement of our existing deferred tax assets and liabilities and (ii) adjustment to the one-time transition tax of $0.2 and $4.6, respectively. No income tax adjustments were made related to the Tax Act during the year ended September 30, 2020. The Tax Act subjects U.S. corporations to a tax on global low-taxed income, which we elected to recognize in the period in which it is incurred.

SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sales of businesses and facilities, gain on bargain purchase, interest expense and other unallocated corporate income and expenses.
Post Consumer Brands

	Fiscal 2020 compared to 2019				Fiscal 2019 compared to 2018
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$1,949.1	$1,875.9	$73.2	4%	$1,875.9	$1,831.7	$44.2	2%
Segment Profit	$393.5	$337.1	$56.4	17%	$337.1	$329.2	$7.9	2%
Segment Profit Margin	20%	18%			18%	18%
Fiscal 2020 compared to 2019
Net sales for the Post Consumer Brands segment increased $73.2 million, or 4%, for the year ended September 30, 2020, primarily driven by 3% higher volume. This increase in volume was largely due to an increase in consumer purchases in response to the COVID-19 pandemic. At the product level, volume gains were primarily driven by gains in private label cereal, Pebbles, Malt-O-Meal bag cereal, Honey Bunches of Oats and adult and kid classic brands, partially offset by volume declines in natural and organic cereal, licensed products and government bid business. Average net selling prices increased when compared to the prior year period resulting from targeted price increases and a lower promotional trade rate.
Segment profit for the year ended September 30, 2020 increased $56.4 million, or 17%, compared to the prior year. This increase was primarily due to higher net sales, as previously discussed, lower manufacturing costs of $26.6 million (driven by manufacturing cost efficiencies and favorable fixed cost leverage on increased volumes, partially offset by increased COVID-19 related expenses), reduced freight costs of $13.1 million and decreased integration expenses of $6.6 million. These positive impacts were partially offset by increased employee-related expenses, higher product donations of $4.4 million, increased advertising and consumer spending of $3.5 million and higher warehousing costs of $2.6 million.
Fiscal 2019 compared to 2018
Net sales for the Post Consumer Brands segment increased $44.2 million, or 2%, for the year ended September 30, 2019, primarily driven by higher average net selling prices resulting from targeted price increases and 1% higher volumes, partially offset by an unfavorable product mix. Volume increases were primarily due to increases in private label cereal, kid classic brands, Pebbles and licensed products. These increases were partially offset by declines in Malt-O-Meal bag cereal, Great Grains, Honey Bunches of Oats and adult classic brands.
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
Weetabix

	Fiscal 2020 compared to 2019				Fiscal 2019 compared to 2018
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$440.4	$418.2	$22.2	5%	$418.2	$423.4	$(5.2)	(1)%
Segment Profit	$112.3	$94.8	$17.5	18%	$94.8	$87.2	$7.6	9%
Segment Profit Margin	25%	23%			23%	21%
Fiscal 2020 compared to 2019
Net sales for the Weetabix segment increased $22.2 million, or 5%, for the year ended September 30, 2020, due to improved average net selling prices and 2% higher volume. Average net selling prices increased primarily due to targeted price increases, reduced trade spending and a favorable product mix. Volume increases were largely due to an increase in consumer purchases in response to the COVID-19 pandemic, primarily driven by gains in at-home consumption of biscuit cereal products, partially offset by declines in consumption of Weetabix On The Go drinks and bars, as well as reduced extruded product volume due to the start-up of a new manufacturing line at our Corby, United Kingdom manufacturing facility in fiscal 2020.
Segment profit increased $17.5 million, or 18%, for the year ended September 30, 2020. This increase was driven by higher net sales, as previously discussed, and favorable manufacturing and raw materials costs of $7.4 million, partially offset by higher advertising and consumer spending of $5.9 million and increased employee-related expenses.
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
Segment profit increased $7.6 million, or 9%, for the year ended September 30, 2019. This increase was driven by improved average net selling prices, as previously discussed, partially offset by lower volumes, as previously discussed, increased advertising and consumer spending of $7.0 million, higher employee-related expenses, unfavorable foreign exchange rates and unfavorable raw material and manufacturing costs of $4.6 million. Segment profit was negatively impacted in fiscal 2018 by integration expenses of $2.3 million.
Foodservice

	Fiscal 2020 compared to 2019				Fiscal 2019 compared to 2018
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$1,361.8	$1,627.4	$(265.6)	(16)%	$1,627.4	$1,548.2	$79.2	5%
Segment Profit	$25.6	$198.4	$(172.8)	(87)%	$198.4	$157.6	$40.8	26%
Segment Profit Margin	2%	12%			12%	10%
Fiscal 2020 compared to 2019
Net sales for the Foodservice segment decreased $265.6 million, or 16%, for the year ended September 30, 2020. Net sales for the year ended September 30, 2020 were positively impacted by the inclusion of incremental net sales attributable to our current year acquisition of Henningsen. Excluding net sales attributable to Henningsen, net sales decreased $277.9 million, or 17%, driven by 17% lower volume. The volume decline was due to lower foodservice product demand as a result of the COVID-19 pandemic. Egg product sales were down $245.5 million, or 23%, with volume down 22%, driven by 21% lower volume in the foodservice channel and lower average net selling prices in the food ingredient channel, partially offset by 4% higher volume in the food ingredient channel. Food ingredient average net selling prices decreased primarily due to lower market-based raw and liquid egg prices and short-term price reductions used to move excess inventory created by lower product demand as a result of the COVID-19 pandemic. Sales of side dishes were down $24.0 million, or 14%, with volume down 18%. Sausage sales were down $4.0 million, or 21%, with volume down 19%. Other product sales were down $4.4 million, or 20%, with volume down 20%.
Segment profit decreased $172.8 million, or 87%, for the year ended September 30, 2020, primarily due to lower foodservice volumes, as previously discussed, increased net product costs and other negative impacts related to the COVID-19 pandemic. The impact of the COVID-19 pandemic resulted in lower volume and short-term price reductions, as previously discussed, unfavorable fixed cost absorption as we reduced our egg supply and production in our plants to match lower demand and increased inventory write-offs of $12.3 million, mainly due to increased expense for donated and obsolete inventory on short-dated products, due to the decline in foodservice product demand, as well as increased expenses attributable to the COVID-19 pandemic, including increased employee wages and paid absences, COVID-19 screening expenses and additional sanitizing costs. Additionally, net product costs were negatively impacted by (i) start-up costs of $14.2 million related to our new precooked egg facility in Norwalk, Iowa, (ii) manufacturing inefficiencies at certain facilities, (iii) higher freight costs of $5.7 million despite lower volumes, due to load factor and other inefficiencies in our transportation network, (iv) increased losses related to commodity and energy hedges of $8.2 million, (v) a $2.5 million insurance deductible and $0.4 million of repair and clean-up expenses due to a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020 and (vi) $4.7 million of insurance proceeds received in fiscal 2019 in connection with a fire that occurred at our Klingerstown, Pennsylvania facility in the third quarter of fiscal 2018.

Fiscal 2019 compared to 2018
Net sales for the Foodservice segment increased $79.2 million, or 5%, for the year ended September 30, 2019, partially due to the inclusion of incremental net sales attributable to our fiscal 2018 acquisition of Bob Evans. Excluding net sales attributable to Bob Evans in both years, net sales increased $59.7 million, or 4%, primarily due to increased volume and improved average net selling prices resulting from a favorable product mix. Egg product sales were up $50.9 million, or 4%, with volume up 4%. Volume increases were attributable to gains in the foodservice and food ingredient channels. Sales of side dishes were up $9.4 million, or 8%, with volume up 7%. Other product sales were down $0.4 million, or 6%, with volume down 12%.
Segment profit increased $40.8 million, or 26%, for the year ended September 30, 2019. Segment profit included profit of $3.2 million and $0.9 million in the years ended September 30, 2019 and 2018, respectively, attributable to our fiscal 2018 acquisition of Bob Evans. Excluding these amounts, segment profit increased $38.5 million, or 25%, primarily due to volume growth and improved margins on a favorable product and customer mix with a continued shift to higher value-added products. These favorable impacts were partially offset by increased warehousing costs of $7.9 million, unfavorable manufacturing costs of $5.0 million, higher freight costs of $3.3 million (excluding volume-driven impacts) and increased employee-related expenses. Additionally, segment profit was impacted by provisions for legal settlement of $1.6 million and $8.3 million in the years ended September 30, 2019 and 2018, respectively.
Refrigerated Retail

	Fiscal 2020 compared to 2019				Fiscal 2019 compared to 2018
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$961.2	$907.3	$53.9	6%	$907.3	$790.9	$116.4	15%
Segment Profit	$125.6	$95.1	$30.5	32%	$95.1	$90.0	$5.1	6%
Segment Profit Margin	13%	10%			10%	11%
Fiscal 2020 compared to 2019
Net sales for the Refrigerated Retail segment increased $53.9 million, or 6%, for the year ended September 30, 2020. Sales of side dishes increased $41.1 million, or 12%, driven by increased average net selling prices and 3% higher volume. The increase in average net selling prices was primarily due to targeted price increases, a favorable product mix and lower trade spending. Volume increases were driven by higher branded dinner sides volume, partially offset by lower deli sides and private label dinner sides volume. Sausage sales increased $22.4 million, or 17%, driven by 12% higher volume and higher average net selling prices as a result of reduced trade spending. Cheese and other dairy case product sales were up $20.7 million, or 9%, with volume up 1%, primarily due to higher average net selling prices as a result of targeted price increases and lower trade spending. Branded dinner sides, sausage and cheese and other dairy case products volumes were positively impacted by an increase in consumer purchases in response to the COVID-19 pandemic. Egg product sales were down $30.3 million, or 18%, with volume down 16%, due to declines in deli products resulting from deli closures as a result of the COVID-19 pandemic and the decision to exit certain low-margin business, as well as losses in branded liquid egg product volume. Sales of other products were flat with volume down 11%.
Segment profit increased $30.5 million, or 32%, for the year ended September 30, 2020, primarily due to higher net sales, as previously discussed, and lower raw material costs of $6.7 million (primarily due to lower sow costs, partially offset by higher cheese input costs), partially offset by increased employee-related expenses, higher manufacturing costs of $9.5 million and higher freight costs of $3.4 million.
Fiscal 2019 compared to 2018
Net sales for the Refrigerated Retail segment increased $116.4 million, or 15%, for the year ended September 30, 2019, with volume increasing 19%. Volume and net sales were impacted in fiscal 2019 and 2018 by the inclusion of results from our fiscal 2018 acquisition of Bob Evans. When compared to fiscal 2018 (partially pre-acquisition), overall volumes for the segment increased 2%. This increase was due to higher volumes of 8% in side dishes and 1% in egg products, partially offset by lower volumes of 5% in cheese and other dairy case products and 4% in sausage. Excluding the impact of the acquisition, volume for our legacy refrigerated retail businesses decreased 1%. Compared to fiscal 2018 (partially pre-acquisition), Bob Evans total retail volume increased 6%, driven by an 11% increase in side dish volumes.
Segment profit increased $5.1 million, or 6%, for the year ended September 30, 2019, primarily due to the inclusion of an additional three months of results from our fiscal 2018 acquisition of Bob Evans and lower integration costs of $7.0 million, partially offset by decreased volumes in our legacy refrigerated retail businesses, as previously discussed, unfavorable manufacturing cost performance and higher freight costs. During the year ended September 30, 2018, segment profit was negatively impacted by the recognition of an acquisition accounting-related inventory valuation adjustment of $4.1 million and acquisition-related costs of $2.4 million.
BellRing Brands

	Fiscal 2020 compared to 2019				Fiscal 2019 compared to 2018
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$988.3	$854.4	$133.9	16%	$854.4	$827.5	$26.9	3%
Segment Profit	$164.0	$175.1	$(11.1)	(6)%	$175.1	$124.4	$50.7	41%
Segment Profit Margin	17%	20%			20%	15%
Fiscal 2020 compared to 2019
Net sales for the BellRing Brands segment increased $133.9 million, or 16%, for the year ended September 30, 2020. Sales of Premier Protein products were up $148.2 million, or 22%, with volume up 23%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, lapping short-term capacity constraints in the prior year and new product introductions, partially offset by lower other RTD beverage volumes. Sales of Dymatize products were down $4.0 million, or 4%, with volume down 1%. Volumes decreased primarily due to lower international and specialty channel volumes, largely resulting from consumer reaction to the COVID-19 pandemic, partially offset by higher eCommerce volumes. Sales of PowerBar products were down $9.1 million, or 20%, with volume down 29%, driven by strategic sales reductions of low performing products within our North American portfolio and lower international channel volumes resulting from consumer reaction to the COVID-19 pandemic. Sales of all other products were down $1.2 million.
Segment profit decreased $11.1 million, or 6%, for the year ended September 30, 2020. This decrease was primarily driven by higher net product costs of $17.4 million (driven by unfavorable raw materials costs, partially offset by lower freight and manufacturing costs), increased advertising and consumer spending of $13.1 million, incremental public company costs of $8.4 million, higher employee-related expenses (including stock-based compensation expense of $6.5 million), higher warehousing costs of $3.7 million and increased IPO-related transaction costs of $1.5 million. These negative impacts were partially offset by higher net sales, as previously discussed.
Fiscal 2019 compared to 2018
Net sales for the BellRing Brands segment increased $26.9 million, or 3%, for the year ended September 30, 2019. Sales of Premier Protein products were up $43.8 million, of 7%, with volume up 5%, driven by higher average net selling prices resulting from targeted price increases and higher RTD protein shake product volumes, partially offset by lower sales of nutrition bars. Sales of Dymatize products were up $4.3 million, or 4%, with volume up 3%, primarily due to distribution gains in the mass channel and organic growth in the eCommerce channel, partially offset by declines in the domestic specialty channel. Sales of PowerBar products were down $15.6 million, or 26%, with volume down 29%, driven by distribution losses and strategic sales reductions of low performing products within the North American portfolio. Sales of all other products were down $5.6 million.
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

Other Items
General Corporate Expenses and Other

	Fiscal 2020 compared to 2019				Fiscal 2019 compared to 2018
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
General corporate expenses and other	$109.0	$169.6	$60.6	36%	$169.6	$136.8	$(32.8)	(24)%
Fiscal 2020 compared to 2019
General corporate expenses and other decreased $60.6 million, or 36%, during the year ended September 30, 2020, primarily driven by decreased third party transaction costs of $20.7 million, lower restructuring and facility closure costs of $18.2 million (including lower accelerated depreciation of $12.3 million), increased gains (compared to losses in the prior year) related to mark-to-market adjustments on deferred compensation of $4.7 million and decreased losses on commodity and foreign currency hedges of $2.6 million. Additionally, general corporate expenses and other for the year ended September 30, 2020 were positively impacted by a gain on bargain purchase of $11.7 million related to the current year acquisition of Henningsen. These positive impacts were partially offset by higher stock-based compensation of $3.5 million and increased losses on assets held for sale (compared to gains in the prior year) of $3.3 million. General corporate expenses and other for the year ended September 30, 2019 were negatively impacted by costs of $1.3 million related to obtaining consents from holders of a majority of the aggregate principal amount of our outstanding 5.00% senior notes.
Fiscal 2019 compared to 2018
General corporate expenses and other increased $32.8 million, or 24%, during the year ended September 30, 2019, primarily driven by increased losses (compared to gains in the prior year) related to mark-to-market adjustments on commodity and foreign currency hedges of $13.0 million, increased restructuring and facility closure costs of $12.7 million (including increased accelerated depreciation of $8.3 million), higher stock compensation of $6.0 million, higher third party transaction costs of $1.4 million and increased employee-related expenses. Additionally, fiscal 2019 general corporate expenses and other were negatively impacted by costs of $1.3 million related to obtaining consents from holders of a majority of the aggregate principal amount of our outstanding 5.00% senior notes. These negative impacts were partially offset by master services agreement and advisory income resulting from the 8th Avenue Transactions of $3.4 million recorded during the year ended September 30, 2019. Fiscal 2018 general corporate expenses and other were impacted by costs related to the integration planning for the acquisition of Bob Evans of $6.1 million.
For additional information on the consents from holders of a majority of the aggregate principal amount of our outstanding 5.00% senior notes, see Note 17 within “Notes to Consolidated Financial Statements.”
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

	Fiscal 2020 compared to 2019			Fiscal 2019 compared to 2018
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	2019	2018	$ Change
Post Consumer Brands	$2.0	$13.4	$11.4	$13.4	$6.4	$(7.0)
Weetabix	0.3	7.1	6.8	7.1	1.4	(5.7)
	$2.3	$20.5	$18.2	$20.5	$7.8	$(12.7)

Gain on Assets and Liabilities Held for Sale
The table below shows the amount of net losses (gains) on assets and liabilities held for sale attributable to each segment. These amounts are excluded from the measure of segment profit but are included in general corporate expenses and other. In the year ended September 30, 2020, adjustments to the fair values of the Clinton, Massachusetts manufacturing facility and certain assets at our Asheboro, North Carolina manufacturing facility, which are both reported in the Post Consumer Brands segment, were recognized as a result of third party data. In the year ended September 30, 2020, the book value of certain assets at our Corby, United Kingdom manufacturing facility, which is reported in our Weetabix segment, were lower than fair value; therefore, no fair value adjustment was recorded at the time the assets were classified as held for sale. In the year ended September 30, 2019, final adjustments to the fair value a portion of the Clinton, Massachusetts manufacturing facility were recognized upon the partial sale of the facility. In the year ended September 30, 2018, the book values of the assets and liabilities for 8th Avenue, historically reported as our Private Brands segment, and the Clinton, Massachusetts manufacturing facility, reported in our Post Consumer Brands segment, were both lower than the estimated fair value; therefore, no fair value adjustment was recorded at the time the assets and liabilities were classified as held for sale. For additional information on our assets and liabilities held for sale, refer to Note 6 within “Notes to Consolidated Financial Statements.”

	Fiscal 2020 compared to 2019			Fiscal 2019 compared to 2018
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	2019	2018	$ Change
Post Consumer Brands	$2.7	$(0.6)	$(3.3)	$(0.6)	$—	$0.6
Impairment of Goodwill and Other Intangible Assets

	Fiscal 2020 compared to 2019			Fiscal 2019 compared to 2018
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	2019	2018	$ Change
Impairment of goodwill and other intangible assets	$—	$63.3	$63.3	$63.3	$124.9	$61.6
During the year ended September 30, 2020, we did not record any non-cash impairment charges related to goodwill or other intangible assets.
During the year ended September 30, 2019, we recorded a non-cash impairment charge of $63.3 million, of which $48.7 million related to the cheese reporting unit and $14.6 million related to the All Whites trademark, both of which are reported in our Refrigerated Retail segment.
During the year ended September 30, 2018, we recorded a non-cash impairment charge of $124.9 million related to the Weetabix trademark, which is included in our Weetabix segment.
For additional information on other intangible assets and goodwill, see Note 2 and Note 7, respectively, within “Notes to Consolidated Financial Statements.”
Gain on Sale of Business
During the year ended September 30, 2019, we recorded gains of $126.6 million related to the 8th Avenue Transactions, which included foreign exchange losses previously recorded in accumulated other comprehensive income of $42.1 million. For additional information on gain on sale of business, see Note 6 within “Notes to Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
In connection with completing the BellRing formation transactions and the 8th Avenue Transactions, funding acquisitions and managing our capital structure, we completed the following activities (for additional information, see Notes 1, 4, 6, 17, and 21 within “Notes to Consolidated Financial Statements”):
Fiscal 2020
•$1,650.0 million principal value issued of 4.625% senior notes, $22.0 million premium received;
•$1,000.0 million principal value repaid and $41.3 million premium payment made on the extinguishment of our 5.50% senior notes maturing in March 2025;
•$122.2 million principal value repaid and $8.5 million premium payment made on the extinguishment of our 8.00% senior notes;

•$1,309.5 million outstanding principal value repaid on our term loan;
•entered into a second amended and restated credit agreement (the “Second AR Credit Agreement”) providing for a revolving credit facility in an aggregate principal amount of $750.0 million (the “Revolving Credit Facility”);
•$500.0 million borrowed under the Revolving Credit Facility;
•$500.0 million outstanding principal value repaid on the Revolving Credit Facility;
•$524.4 million net proceeds received by BellRing from the IPO, after deducting underwriting discounts and commissions;
•$1,225.0 million borrowed under our 2020 bridge facility agreement (the “2020 Bridge Loan”);
•$1,225.0 million principal value 2020 Bridge Loan assumed by BellRing in connection with the IPO, releasing us and our subsidiaries (other than BellRing and its subsidiaries) from any material obligations thereunder while we retained the proceeds from the 2020 Bridge Loan;
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
•$700.0 million borrowed by BellRing under the BellRing Term B Facility;
•$195.0 million borrowed by BellRing under the BellRing Revolving Credit Facility;
•$165.0 million outstanding principal value repaid by BellRing on the BellRing Revolving Credit Facility;
•$587.8 million paid (including broker’s commissions and amounts settled subsequent to fiscal 2020) for the repurchase of 6.1 million shares of our common stock;
•$46.4 million paid for share repurchase contracts that settle in November 2020 (subsequent to the end of the period) and will result in the receipt of either 0.6 million shares of our common stock or cash of $47.5 million; and
•our Revolving Credit Facility had outstanding letters of credit of $18.8 million, which reduced the available borrowing capacity under our Revolving Credit Facility to $731.2 million, at September 30, 2020.
Fiscal 2019
•$625.0 million principal value 2018 Bridge Loan assumed by 8th Avenue in connection with the 8th Avenue Transactions, releasing us and our subsidiaries (other than 8th Avenue and its subsidiaries) from any material obligations thereunder while we retained the proceeds from the 2018 Bridge Loan;
•$250.0 million received from a third party as part of the 8th Avenue Transactions;
•$863.0 million principal value paid on our existing term loan using the $875.0 million of proceeds received from the 8th Avenue Transactions, net of debt issuance costs paid related to the 2018 Bridge Loan and other transaction costs;
•$60.0 million outstanding principal value repurchased and retired of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes;
•$330.8 million paid (including broker’s commissions and amounts settled subsequent to fiscal 2019) for the repurchase of 3.3 million shares of our common stock;
•$750.0 million principal value issued of 5.50% senior notes maturing in December 2029; and
•$257.4 million of payments, excluding interest, made in December 2018 and October 2019 (subsequent to the end of fiscal 2019) to former holders of shares of Bob Evans common stock who had demanded appraisal of their shares under Delaware law and had not yet been paid for their shares.
Fiscal 2018
•$1,000.0 million principal value issued of 5.625% senior notes;
•$218.7 million paid (including broker’s commissions) for the repurchase of 2.8 million shares of our common stock;
•$630.0 million principal payment and $30.8 million premium payment made on the extinguishment of our 6.00% senior notes;

•$252.5 million principal payment made at a discount of $7.7 million to repurchase and retire portions of our principal balances of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes;
•$15.3 million principal payment and $2.0 million premium payment made to repurchase and retire portions of our 8.00% senior notes;
•amended our prior credit agreement and certain joinders thereto to reduce by 25 basis points the interest rate margin for the term loan under our prior credit agreement, such that a term loan that is a Eurodollar Rate Loan accrues interest at the Eurodollar Rate plus 2.00% per annum and a term loan that is a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such capitalized terms are defined in our prior credit agreement);
•amended our prior credit agreement to, among other things, permit us to designate each of 8th Avenue and its subsidiaries as an unrestricted subsidiary, permit the disposition of (and release of liens on) assets of and equity interests in our unrestricted subsidiaries and release such unrestricted subsidiaries as guarantors; and
•$625.0 million borrowed under the 2018 Bridge Loan.
The following table shows cash flow data for fiscal 2020, 2019 and 2018, which is discussed below.

	Year ended September 30,
(dollars in millions)	2020	2019	2018
Cash provided by (used in):
Operating activities	$625.6	$688.0	$718.6
Investing activities	(218.5)	26.7	(1,675.6)
Financing activities	(272.0)	(652.4)	423.4
Effect of exchange rate changes on cash and cash equivalents	3.8	(2.3)	(2.0)
Net increase (decrease) in cash and cash equivalents	$138.9	$60.0	$(535.6)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have taken steps across the organization to limit discretionary expenses and re-prioritize our capital projects and we continue to focus on cash flow generation. We temporarily suspended our share repurchase program and borrowed under our revolving credit facilities in order to increase our cash position and financial flexibility in the second quarter of fiscal 2020. As a result of our strong operating cash flows and our healthy liquidity position, in the third quarter of fiscal 2020, we were able to resume our share repurchase program in May 2020 and repaid such borrowings under our revolving credit facilities prior to the end of fiscal 2020. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. Additionally, we expect to generate positive cash flows from the operations of our diverse businesses; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity, navigate the uncertainty caused by the pandemic and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Second AR Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements.”
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
Obligations under the Second AR Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial domestic subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries and

BellRing Brands, Inc. and its subsidiaries) and are secured by security interests in substantially all of our assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
All of our senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than immaterial subsidiaries, receivables finance subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries and BellRing Brands, Inc. and its subsidiaries. These guarantees are subject to release in certain circumstances.
BellRing Brands, Inc. and its subsidiaries and 8th Avenue and its subsidiaries are not obligors or guarantors under the Company’s debt facilities or senior notes.
Obligations under the BellRing Credit Agreement are guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries of BellRing it designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the assets of BellRing and its subsidiary guarantors (other than real property), subject to limited exceptions. We and our subsidiaries (other than BellRing and certain of its subsidiaries) are not obligors or guarantors under the BellRing Credit Agreement.
Operating Activities
Fiscal 2020 compared to 2019
Cash provided by operating activities for the year ended September 30, 2020 decreased by $62.4 million compared to the year ended September 30, 2019, primarily due to an increase in cash settlements and premiums paid (compared to cash settlements received in the prior year) of $110.7 million related to our interest rate swaps, lower segment profit driven by our Foodservice and BellRing Brands segments, increased payments of employee incentives, higher advertising and promotional spending and higher interest payments of $4.4 million. These negative impacts were partially offset by favorable changes in working capital of $15.1 million, primarily related to higher cash outflows for inventory in the prior year due to inventory builds in our BellRing Brands, Foodservice and Weetabix segments, partially offset by unfavorable fluctuations in the timing of purchases and payments of trade payables, as well as lower income tax payments (net of refunds) of $10.6 million.
Fiscal 2019 compared to 2018
Cash provided by operating activities for the year ended September 30, 2019 decreased by $30.6 million compared to the year ended September 30, 2018, driven by increased investment to build inventory levels in our BellRing Brands, Foodservice and Weetabix segments and the absence of cash flows in fiscal 2019 from our historical Private Brands segment, as well as higher income tax payments of $42.0 million and $10.4 million of legal settlements paid during the year ended September 30, 2019. These negative impacts were partially offset by increased cash proceeds received of $28.7 million related to settlements of our interest rate swaps that were designated as hedging instruments, as well as incremental cash flows from our prior year acquisition of Bob Evans. Additionally, we made lower interest payments of $29.5 million, primarily due to a decrease in the principal balance of outstanding debt resulting from debt being repaid and repurchased and retired during fiscal 2019 and 2018. Operating cash flows in the year ended September 30, 2018 were negatively impacted by an accelerated pension funding contribution of $29.6 million made to our qualified defined benefit plans in the U.S.
Investing Activities
Fiscal 2020 compared to 2019
Cash used in investing activities for the year ended September 30, 2020 was $218.5 million compared to cash provided by investing activities for the year ended September 30, 2019 of $26.7 million. The cash outflow during the year ended September 30, 2020 was driven by capital expenditures, purchases of equity securities of $29.2 million and cash payments of $19.9 million related to our acquisition of Henningsen. These negative impacts were partially offset by an increase in proceeds received of $21.0 million largely resulting from the termination of $448.7 million notional value of our cross-currency swaps that were designated as hedging instruments and insurance proceeds received of $10.0 million related to a fire at our Bloomfield, Nebraska layer facility. The cash inflow during the year ended September 30, 2019 was driven by proceeds received of $266.8 million related to the 8th Avenue Transactions and an increase in proceeds received of $26.9 million related to settlements of our cross-currency swaps that were designated as hedging instruments.
Capital expenditures were $234.6 million and $273.9 million in the years ended September 30, 2020 and 2019, respectively. The largest individual capital expenditure project in fiscal 2020 related to the purchase of a previously leased manufacturing plant in Sulphur Springs, Texas.
Fiscal 2019 compared to 2018
Cash provided by investing activities for the year ended September 30, 2019 was $26.7 million compared to cash used in investing activities for the year ended September 30, 2018 of $1,675.6 million. The cash inflow during the year ended September 30, 2019 was driven by proceeds received of $266.8 million related to the 8th Avenue Transactions and an increase in proceeds received of $26.9 million related to settlements of our cross-currency swaps that were designated as hedging instruments. The cash outflow during the year ended September 30, 2018 was primarily due to cash payments of $1,454.4 million related to our fiscal 2018 acquisition of Bob Evans.
Capital expenditures were $273.9 million and $225.0 million in the years ended September 30, 2019 and 2018, respectively. The increase was primarily due to the construction of a new precooked egg facility in Norwalk, Iowa.
Financing Activities
Fiscal 2020
Cash used in financing activities was $272.0 million for the year ended September 30, 2020. BellRing Brands, Inc. received $524.4 million net proceeds from the IPO, after deducting underwriting discounts and commissions. We received proceeds of $1,650.0 million from the issuance of our 4.625% senior notes, borrowed $1,225.0 million under the 2020 Bridge Loan and borrowed $500.0 million under the Revolving Credit Facility. BellRing borrowed $700.0 million under the BellRing Term B Facility, at a discount of $14.0 million, and borrowed $195.0 million under the BellRing Revolving Credit Facility. These issuances and borrowings, combined with proceeds received of $2.2 million from a municipal bond, resulted in total proceeds from the issuance of long-term debt of $4,258.2 million. Additionally, we received a premium of $22.0 million related to the issuance of additional 4.625% senior notes in August 2020. In connection with the senior note issuances, borrowings and our entry into the Second AR Credit Agreement, we paid $45.3 million in debt issuance costs and deferred financing fees. We repaid the outstanding principal balances on our term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, repaid $500.0 million of outstanding principal borrowings on our Revolving Credit Facility and made a principal payment on the municipal bond. BellRing repaid the outstanding principal balance on the 2020 Bridge Loan, repaid $165.0 million of outstanding principal borrowings on the BellRing Revolving Credit Facility and made principal payments on the BellRing Term B Facility, which resulted in total repayments of long-term debt of $4,349.1 million. We paid premiums of $49.8 million related to the early extinguishment of our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes. In connection with the IPO, we were refunded $15.3 million of debt issuance costs paid in connection with the 2020 Bridge Loan. We paid $589.1 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of our common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020, as well as a premium of $46.4 million for share repurchase contracts that settle in November 2020.
Fiscal 2019
Cash used in financing activities was $652.4 million for the year ended September 30, 2019. During the year ended September 30, 2019, we received proceeds of $750.0 million from the issuance of our 5.50% senior notes maturing in December 2029. In connection with this senior notes issuance and the receipt of consents from holders of a majority of the aggregate principal amount of our outstanding 5.00% senior notes (see Note 17 within “Notes to Consolidated Financial Statements”), we paid $16.3 million in debt issuance and modification costs. We repaid $863.0 million outstanding principal value of our term loan, and we repurchased and retired $60.0 million principal value of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes, at a $4.0 million discount. These repayments and repurchases, combined with payments related to our capital lease, resulted in total net repayments of long-term debt of $919.1 million. Additionally, payments of $253.6 million, excluding interest, were made to former holders of shares of Bob Evans common stock who had demanded appraisal and, who at the time, had not yet been paid for their shares of Bob Evans common stock. We also paid $322.1 million, including broker’s commissions, for the repurchase of shares of our common stock and we received proceeds from the exercises of stock awards of $112.6 million.
Fiscal 2018
Cash provided by financing activities was $423.4 million for the year ended September 30, 2018. During the year ended September 30, 2018, we received proceeds of $1,625.0 million from the issuances of our 5.625% senior notes and the 2018 Bridge Loan. In connection with the senior notes and 2018 Bridge Loan issuances, the amendment of our prior credit agreement in August 2018 and payments on prior year senior notes issuances, we paid $24.9 million in debt issuance costs and deferred financing fees. We repurchased and retired $645.3 million outstanding principal value of our 6.00% senior notes and 8.00% senior notes and repurchased and retired $252.5 million principal value of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes, at a discount of $7.7 million. These repayments and repurchases, combined with quarterly principal payments on our term loan, resulted in net payments of $912.1 million. We paid premiums and other expenses of $33.7 million related to the early extinguishment of our 6.00% senior notes and our 8.00% senior notes and costs associated with the amendment of our prior credit agreement. We also repurchased shares of our common stock at a total cost of $218.7 million, including broker’s commissions, during the year ended September 30, 2018.

Debt Covenants
Second AR Credit Agreement
Under the terms of our Second AR Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Second AR Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Second AR Credit Agreement) exceeds 30% of our revolving credit commitments. As of September 30, 2020, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of our revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Second AR Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Second AR Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of September 30, 2020. We do not believe non-compliance is reasonably likely in the foreseeable future.
The BellRing Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the BellRing Credit Agreement.
Contractual Obligations
In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2020. For consideration of the table below, “Less Than 1 Year” refers to obligations due between October 1, 2020 and September 30, 2021, “1-3 Years” refers to obligations due between October 1, 2021 and September 30, 2023, “3-5 Years” refers to obligations due between October 1, 2023 and September 30, 2025 and “More Than 5 Years” refers to any obligations due after September 30, 2025.

(dollars in millions)	Total (g)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(a)	$7,049.7	$64.9	$72.2	$572.2	$6,340.4
Interest obligations(b)(c)	2,708.7	373.3	739.2	699.6	896.6
Purchase obligations(d)	4,110.4	1,134.2	1,203.3	789.7	983.2
Deferred compensation obligations(e)	29.7	0.5	4.3	7.5	17.4
Net benefit obligations(f)	376.8	28.0	60.1	65.1	223.6
Total	$14,275.3	$1,600.9	$2,079.1	$2,134.1	$8,461.2

(a)Debt obligations include amounts owed by both us and BellRing. However, obligations under the BellRing Credit Agreement are guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries of BellRing it designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the assets of BellRing and its subsidiary guarantors (other than real property), subject to limited exceptions. We and our subsidiaries (other than BellRing and certain of its subsidiaries) are not obligors or guarantors under the BellRing debt facilities. Additionally, we have designated BellRing Brands, Inc. and its subsidiaries as unrestricted subsidiaries, so they are not obligors or guarantors under our debt facilities.
(b)Interest obligations include payments related to both our and BellRing’s debt and as noted in (a), neither party nor its respective subsidiaries are guarantors or obligors of the other’s debt. To the extent that the interest rate is variable and amounts borrowed under the Second AR Credit Agreement and BellRing Credit Agreement may fluctuate, payments included in this table represent estimated interest payments on the current outstanding balance based on interest rates at September 30, 2020. Amounts borrowed, including interest, under the Second AR Credit Agreement and the BellRing Credit Agreement must be repaid by March 2025 and October 2024, respectively.
(c)As of September 30, 2020, we had interest rate swaps that require monthly or lump sum settlements with a notional value of $2,287.7 million consisting of:
•$71.7 million, which will result in monthly cash payments through May 2021;
•$1,666.0 million, which will result in nine lump sum settlements with the first occurring in July 2021 and the last in July 2026;

•$200.0 million that obligate us to pay a fixed rate and receive one-month LIBOR and require monthly cash settlements through May 2024; and
•$350.0 million that obligates BellRing to pay a fixed rate and receive one-month LIBOR and require monthly cash settlements through December 2022.
Those payments have been excluded from this table. For additional information on our interest rate swaps, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report and Note 14 within “Notes to Consolidated Financial Statements.”
(d)Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. Estimates of future open market egg prices and feed costs were used to derive the amounts reported for our egg contracts.
(e)Deferred compensation obligations were allocated to time periods based on existing payment plans for terminated and severed employees. The estimated timing of distributions to current employees and directors is based on age and expected service term and participants’ payout elections. We fund a portion of our deferred compensation obligations by investing in certain mutual funds in the same amounts as selected by the participating employees. At September 30, 2020, we had an investment balance of $12.8 million partially offsetting these liabilities.
(f)Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation and shown in Note 19 within “Notes to Consolidated Financial Statements.”
(g)We have excluded from the table above:
•$11.5 million, which includes interest, penalties and indemnification liabilities, under certain provisions of ASC Topic 740, “Income Taxes,” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payments, if any; and
•payments for workers compensation, general liability and auto liability claim losses for which we had a liability recorded of $21.6 million at September 30, 2020, of which $8.7 million was classified as current, due to the uncertainty of the amount and timing of payments.
COMMODITY TRENDS AND SEASONALITY
Our Company is exposed to price fluctuations primarily from purchases of raw materials, including ingredients and packaging materials, energy and other inputs. Primary exposures include wheat, oats, rice, corn, other grain products, eggs, sows, pasta, potatoes, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit, nuts, natural gas, propane, electricity, diesel fuel, carbon dioxide, folding cartons, corrugated boxes, flexible and rigid plastic film and containers, beverage packaging, and aseptic foil and plastic lined cartonboard. These costs have been volatile in recent years, especially in fiscal 2020 due to the market impacts resulting from the COVID-19 pandemic, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our anticipated production requirements. In addition, we may offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. Inflationary pressures also can have an adverse effect on us through higher raw material and energy costs. We believe that inflation has not had a material adverse impact on our operations for the years ended September 30, 2020, 2019 and 2018, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
Demand for certain of our products may be influenced by holidays, changes in seasons or other events, which may impact customer and consumer spending patterns and the timing of promotional activities. For example, demand for our egg products, potatoes, sausage, side dishes, butter and cheese tends to increase during the Thanksgiving, Christmas, Easter and other holiday seasons, which may result in increased net sales during the first and third quarters of our fiscal year. Demand for our Malt-O-Meal hot wheat, Better Oats oatmeal and Ready Brek hot oats cereals also tends to be seasonably skewed towards the colder winter season. Demand for various products in our BellRing Brands segment tends to be lower during our first fiscal quarter as a result of the holiday season. However, on a consolidated basis our revenues and results of operations generally are distributed relatively evenly over the quarters of our fiscal year.
CURRENCY
Certain sales and costs of our foreign operations were denominated in Pounds Sterling, Canadian Dollars, Euros, South African Rand, Kenyan Shillings, Mexican Pesos, Chinese Yuan and United Arab Emirates Dirhams. Consequently, profits from these businesses can be impacted by fluctuations in the value of these currencies relative to the U.S. Dollar.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2020 and September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that are likely to have a material impact on our financial condition or results of operations.

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
Business Combinations - We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets over the purchase price is recorded as a gain on bargain purchase. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions we normally obtain the assistance of a third party valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While we believe those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Long-Lived Assets - We review long-lived assets, including leasehold improvements, property and equipment, amortized intangible assets and ROU assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to its fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.
At September 30, 2019, we recorded an impairment charge of $14.6 million for the All Whites trademark to adjust its carrying value to zero. The impairment charge for the All Whites trademark is the result of a strategic decision made by Refrigerated Retail management in the fourth quarter of fiscal 2019 to discontinue use of the brand name. All products previously sold under the All Whites brand name are now being marketed and sold under the Bob Evans Egg Whites brand name. No impairments of long-lived assets were recorded in the years ended September 30, 2020 or 2018.
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
In fiscal 2020, 2019 and 2018, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and appropriate royalty rates. We estimated royalty rates based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.
For the year ended September 30, 2020, we conducted impairment reviews and concluded there was no impairment of indefinite-lived intangible assets. Estimated fair value of all indefinite-lived trademarks exceeded book value by 24% or greater at September 30, 2020. Changes in the assumptions used to estimate the fair value of our indefinite-lived intangible assets could result in additional impairment charges in future periods. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in incremental impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates as a result of impacts of the COVID-19 pandemic, among other impacts, (ii) increases in the discount rate or (iii) a significant change in profitability and the corresponding royalty rate.
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
Goodwill - Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a quantitative goodwill impairment test. In fiscal 2020, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units, except for BellRing Brands. We performed a qualitative test for the BellRing Brands reporting unit, and determined there were no adverse trends that could negatively impact the fair value of the business. In fiscal 2019 and 2018, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
The quantitative goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The estimated fair values of each reporting unit were determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. The market approach (25% of the calculation for all reporting units) is based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management’s expectations for future growth. The discount rates were based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management’s judgment. For the market approach, we used estimated EBITDA and revenue multiples based on industry market data.
We did not record a goodwill impairment charge at September 30, 2020, as all reporting units subjected to the quantitative test passed. At September 30, 2020, the estimated fair values of such reporting units exceeded their carrying values by at least 4% (the lowest of which was Foodservice, all others exceeded their carrying values by at least 13%). Variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods. Further, due to the low headroom in our Foodservice reporting unit, small changes in significant assumptions may have resulted in an impairment in the current period. Factors that could create variances in the estimated fair value of the reporting units include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by external factors affecting demand such as changes in consumer preferences, including changes related to the COVID-19 pandemic, and consumer responses to marketing and pricing strategy, (ii) changes in product costs, including commodities, (iii) interest rate fluctuations and (iv) currency fluctuations.
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
Other-Than-Temporary Impairment - Investments in unconsolidated subsidiaries are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. An impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be other than temporary. The Company determines whether a loss is other than temporary by considering the length of time and extent to which the fair value of the equity investment has been less than the carrying amount, the financial condition of the equity investment and the intent to retain the investment for a period of time is sufficient to allow for any anticipated recovery in market value.
Pension and Other Postretirement Benefits - Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, future salary increases and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual returns on plan assets and the expected returns on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including discount rates and expected trends in healthcare costs. Changes in the discount rates and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and other postretirement benefit calculations, the assumed discount rates are determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rates (from 3.01% to 2.01% for U.S. pension; from 2.79% to 1.79% for U.S. other postretirement benefits; from 2.71% to 1.71% for Canadian pension; from 2.78% to 1.78% for Canadian other postretirement benefits and from 1.73% to 0.73% for other international pension) would have increased the recorded benefit obligations at September 30, 2020 by approximately $212.0 million for pensions and approximately $10.7 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 5.53% to 4.53% for U.S.; from 5.75% to 4.75% for Canadian and from 2.53% to 1.53% for other international) would have increased the net periodic benefit cost for the pension plans by approximately $11.0 million. We expect to contribute $0.2 million to the combined pension plans in fiscal 2021. No contributions to our postretirement medical benefit plans are expected in fiscal 2021. Contributions beyond fiscal 2021 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. See Note 19 within “Notes to Consolidated Financial Statements” for more information about pension and other postretirement benefit assumptions.
Gain on Sale of Business - In order to calculate the total recorded gain related to the 8th Avenue Transactions of $126.6 million during the year ended September 30, 2019, we were required to estimate the fair value of our equity method investment in 8th Avenue. In making this estimate, we used an approach combining the estimated implied value from the 8th Avenue Transactions, an income approach and a market approach, in which the greatest value was placed on the implied value from the 8th Avenue Transactions. In order to calculate the fair value implied by the 8th Avenue Transactions, we estimated the value of the 8th Avenue equity. In making this estimate, we used a lattice model, which required significant assumptions, including estimates for the term, credit spread, yield volatility and risk free rates associated with 8th Avenue’s preferred stock. The income approach was based on discounted future cash flows and required significant assumptions, including estimates regarding future revenue, profitability and capital requirements. The market approach was based on a market multiple (revenue and EBITDA) and required an estimate of appropriate multiples based on the market data.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The COVID-19 pandemic has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the Company is unable to predict or determine the impacts that the COVID-19 pandemic may have on its exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion, refer to “Liquidity and Capital Resources” in Item 7 of this report, “Cautionary Statement on Forward-Looking Statements” on page 1 of this report and “Risk Factors” in Item 1A of this report.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials, energy and fuel and supplies. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $11 million and $8 million as of September 30, 2020 and 2019, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 14 within “Notes to Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of September 30, 2020, a hypothetical 10% adverse change in the expected Euro-GBP and USD-GBP exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by an immaterial amount and approximately $3 million, respectively. As of September 30, 2019, a hypothetical 10% adverse change in the expected GBP-USD exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by approximately $51 million.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 14 within “Notes to Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of September 30, 2020, the Company has principal value of indebtedness of $7,049.7 million related to its senior notes, a municipal bond, BellRing’s Term B Facility and BellRing’s Revolving Credit Facility. At September 30, 2020, Post’s Revolving Credit Facility and BellRing’s Revolving Credit Facility had available borrowing capacity of $731.2 million and $170.0 million, respectively. Of the total $7,049.7 million outstanding indebtedness, $6,337.5 million bears interest at a weighted-average fixed interest rate of 5.2%. As of September 30, 2019, the Company had principal value of indebtedness of

$7,119.3 million related to its senior notes, term loan and capital lease. Of the total $7,119.3 million outstanding indebtedness, $5,809.8 million accrued interest at a weighted-average fixed interest rate of 5.5%.
As of September 30, 2020 and 2019, the fair value of the Company’s total debt was $7,277.8 million and $7,412.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $14 million and $30 million as of September 30, 2020 and 2019, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by an immaterial amount during the year ended September 30, 2020 and by approximately $3 million during the year ended September 30, 2019.
For additional information regarding the Company’s debt, refer to Note 17 within “Notes to Consolidated Financial Statements.”
Interest rate swaps
As of September 30, 2020 and 2019, the Company had interest rate swaps with a notional value of $2,721.0 million and $1,804.1 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by $19 million and $36 million as of September 30, 2020 and 2019, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 14 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Post Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment– Foodservice Reporting Unit
As described in Note 7 to the consolidated financial statements, the Company’s goodwill balance was $4,438.6 million and the goodwill associated with the Foodservice Reporting Unit was $1,335.6 million as of September 30, 2020. Management conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. As disclosed by management, the goodwill impairment assessment requires an entity to compare the fair value of each reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The estimated fair value of the reporting unit was determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and the discount rate. The market approach is based on a market multiple (revenue and earnings before interest, income taxes, depreciation and amortization, “EBITDA”) and requires an estimate of multiples based on market data.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Foodservice reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenue, future profitability, the discount rate, the revenue market multiple and the EBITDA market multiple, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Foodservice reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate of the reporting unit, (ii) evaluating the appropriateness of the approaches used for estimating fair value, (iii) testing the completeness and accuracy of underlying data used in the approaches, and (iv) evaluating the significant assumptions used by management related to future revenue, future profitability, the discount rate, the revenue market multiple and the EBITDA market multiple. Evaluating management’s assumptions related to future revenue and future profitability involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and market approach, the discount rate, the revenue market multiple and the EBITDA market multiple.
/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
November 20, 2020

We have served as the Company’s auditor since 2011.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2020	2019	2018
Net Sales	$5,698.7	$5,681.1	$6,257.2
Cost of goods sold	3,911.3	3,889.0	4,403.2
Gross Profit	1,787.4	1,792.1	1,854.0
Selling, general and administrative expenses	934.3	911.6	976.4
Amortization of intangible assets	160.3	161.3	177.4
Gain on sale of business	—	(126.6)	—
Impairment of goodwill and other intangible assets	—	63.3	124.9
Other operating (income) expenses, net	(7.7)	1.5	1.8
Operating Profit	700.5	781.0	573.5
Interest expense, net	388.6	322.4	387.3
Loss on extinguishment of debt, net	72.9	6.1	31.1
Expense (income) on swaps, net	187.1	306.6	(95.6)
Other income, net	(11.5)	(13.2)	(14.0)
Earnings before Income Taxes and Equity Method Loss	63.4	159.1	264.7
Income tax expense (benefit)	3.5	(3.9)	(204.0)
Equity method loss, net of tax	30.9	37.0	0.3
Net Earnings Including Noncontrolling Interests	29.0	126.0	468.4
Less: Net earnings attributable to noncontrolling interests	28.2	1.3	1.1
Net Earnings	0.8	124.7	467.3
Less: Preferred stock dividends	—	3.0	10.0
Net Earnings Available to Common Shareholders	$0.8	$121.7	$457.3

Earnings per Common Share:
Basic	$0.01	$1.72	$6.87
Diluted	$0.01	$1.66	$6.16

Weighted-Average Common Shares Outstanding:
Basic	68.9	70.8	66.6
Diluted	70.1	75.1	75.9

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2020	2019	2018
Net Earnings Including Noncontrolling Interest	$29.0	$126.0	$468.4
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	(36.8)	(12.5)	5.0
Reclassifications to net earnings	(2.2)	(3.1)	(3.2)
Hedging adjustments:
Net gain on derivatives	22.5	40.5	72.2
Reclassifications to net earnings	8.2	(31.0)	(3.6)
Other reclassifications	—	—	(0.5)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	72.3	(95.3)	(50.7)
Reclassifications to net earnings (see Note 6)	—	42.1	—
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	7.5	3.4	(0.8)
Reclassification to net earnings	0.6	0.9	0.8
Adoption of accounting standards updates	—	—	1.0
Hedging adjustments:
Net gain on derivatives	(5.4)	(10.1)	(18.1)
Reclassification to net earnings	(1.9)	7.7	0.9
Adoption of accounting standards updates	—	—	(2.4)
Total Other Comprehensive Income (Loss) Including Noncontrolling Interests	$64.8	$(57.4)	$0.6
Less: Comprehensive income attributable to noncontrolling interests	25.5	1.3	1.1
Total Comprehensive Income	$68.3	$67.3	$467.9

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,187.9	$1,050.7
Restricted cash	5.5	3.8
Receivables, net	441.6	445.1
Inventories	599.4	579.8
Prepaid expenses and other current assets	53.4	46.9
Total Current Assets	2,287.8	2,126.3
Property, net	1,779.7	1,736.0
Goodwill	4,438.6	4,399.8
Other intangible assets, net	3,197.5	3,338.5
Equity method investments	114.1	145.5
Other assets	329.0	205.5
Total Assets	$12,146.7	$11,951.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$64.9	$13.5
Accounts payable	367.9	395.6
Other current liabilities	541.6	393.8
Total Current Liabilities	974.4	802.9
Long-term debt	6,959.0	7,066.0
Deferred income taxes	784.5	688.5
Other liabilities	599.8	456.9
Total Liabilities	9,317.7	9,014.3

Commitments and Contingencies (See Note 18)

Shareholders’ Equity
Preferred stock, $0.01 par value, 50.0 shares authorized, zero shares issued and outstanding in each year	—	—
Common stock, $0.01 par value, 300.0 shares authorized, 66.4 and 72.1 shares outstanding, respectively	0.8	0.8
Additional paid-in capital	4,182.9	3,734.8
Retained earnings	208.6	207.8
Accumulated other comprehensive loss	(29.3)	(96.8)
Treasury stock, at cost, 18.0 and 11.9 shares, respectively	(1,508.5)	(920.7)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,854.5	2,925.9
Noncontrolling interests	(25.5)	11.4
Total Shareholders’ Equity	2,829.0	2,937.3
Total Liabilities and Shareholders’ Equity	$12,146.7	$11,951.6

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2020	2019	2018
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$29.0	$126.0	$468.4
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	370.3	379.6	398.4
Gain on sale of business	—	(126.6)	—
Loss on extinguishment of debt, net	72.9	6.1	31.1
Impairment of goodwill and other intangible assets	—	63.3	124.9
Unrealized loss (gain) on interest rate swaps and foreign exchange contracts, net	125.5	293.1	(96.7)
Non-cash stock-based compensation expense	49.7	38.9	30.9
Equity method loss, net of tax	30.9	37.0	0.3
Deferred income taxes	(43.6)	(80.3)	(256.5)
Other, net	1.4	8.7	9.2
Other changes in operating assets and liabilities, net of business acquisitions and held for sale assets and liabilities:
Decrease (increase) in receivables	20.3	19.3	(6.0)
(Increase) decrease in inventories	(4.6)	(97.9)	3.6
(Increase) decrease in prepaid expenses and other current assets	(27.3)	20.7	7.2
Decrease (increase) in other assets	5.0	0.2	(24.0)
(Decrease) increase in accounts payable and other current liabilities	(26.8)	4.4	29.4
Increase (decrease) in non-current liabilities	22.9	(4.5)	(1.6)
Net Cash Provided by Operating Activities	625.6	688.0	718.6
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(19.9)	—	(1,454.4)
Additions to property	(234.6)	(273.9)	(225.0)
Proceeds from sale of businesses	—	266.8	—
Cross-currency swap cash settlements	52.7	31.7	4.8
Purchases of equity securities	(29.2)	—	—
Insurance proceeds on property losses	10.0	—	—
Other, net	2.5	2.1	(1.0)
Net Cash (Used in) Provided by Investing Activities	(218.5)	26.7	(1,675.6)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	4,258.2	750.0	1,625.0
Repayments of long-term debt	(4,349.1)	(919.1)	(912.1)
Payments to appraisal rights holders	(3.8)	(253.6)	—
Purchases of treasury stock	(589.1)	(322.1)	(218.7)
Payments of preferred stock dividends	—	(4.0)	(10.8)
Proceeds from initial public offering	524.4	—	—
Premium from issuance of long-term debt	22.0	—	—
Payments of debt issuance costs, financing fees and modification costs	(45.3)	(16.3)	(24.9)
Refund of debt issuance costs	15.3	7.8	—
Payments of debt extinguishment costs	(49.8)	—	(33.7)
Proceeds from exercise of stock awards	3.9	112.6	5.7
Cash paid for share repurchase contracts	(46.4)	—	—
Distribution to noncontrolling interest	—	—	(1.4)
Other, net	(12.3)	(7.7)	(5.7)
Net Cash (Used in) Provided by Financing Activities	(272.0)	(652.4)	423.4
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3.8	(2.3)	(2.0)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	138.9	60.0	(535.6)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,054.5	994.5	1,530.1
Cash, Cash Equivalents and Restricted Cash, End of Year	$1,193.4	$1,054.5	$994.5

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Post Holdings, Inc. Shareholders’
	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Retirement Benefit Adjustments, net of tax	Hedging Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Non-Controlling Interests	Total Shareholders’ Equity
Balance, September 30, 2017	4.7	$—	66.1	$0.7	$3,566.5	$(376.0)	$35.1	$(11.1)	$(64.0)	$(371.2)	$9.7	$2,789.7
Net earnings	—	—	—	—	—	467.3	—	—	—	—	—	467.3
Adoption of accounting standards updates	—	—	—	—	—	1.4	—	—	—	—	—	1.4
Preferred stock dividends declared	—	—	—	—	(6.8)	(4.0)	—	—	—	—	—	(10.8)
Preferred stock conversion	(1.5)	—	3.1	0.1	—	—	—	—	—	—	—	0.1
Activity under stock and deferred compensation plans	—	—	0.3	—	0.3	—	—	—	—	—	—	0.3
Non-cash stock-based compensation expense	—	—	—	—	30.9	—	—	—	—	—	—	30.9
Purchases of treasury stock	—	—	(2.8)	—	—	—	—	—	—	(218.7)	—	(218.7)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1.1	1.1
Distribution to noncontrolling interests	—	—	—	—	—	(0.7)	—	—	—	—	(0.7)	(1.4)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	2.8	—	—	—	—	2.8
Net change in hedges, net of tax	—	—	—	—	—	—	—	48.5	—	—	—	48.5
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(50.7)	—	—	(50.7)
Balance, September 30, 2018	3.2	$—	66.7	$0.8	$3,590.9	$88.0	$37.9	$37.4	$(114.7)	$(589.9)	$10.1	$3,060.5
Net earnings	—	—	—	—	—	124.7	—	—	—	—	—	124.7
Adoption of accounting standards updates	—	—	—	—	—	(0.9)	—	—	—	—	—	(0.9)
Preferred stock dividends declared	—	—	—	—	—	(4.0)	—	—	—	—	—	(4.0)
Preferred stock conversion	(3.2)	—	5.9	—	(0.1)	—	—	—	—	—	—	(0.1)
Activity under stock and deferred compensation plans	—	—	2.8	—	105.1	—	—	—	—	—	—	105.1
Non-cash stock-based compensation expense	—	—	—	—	38.9	—	—	—	—	—	—	38.9
Purchases of treasury stock	—	—	(3.3)	—	—	—	—	—	—	(330.8)	—	(330.8)

Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1.3	1.3
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(11.3)	—	—	—	—	(11.3)
Net change in hedges, net of tax	—	—	—	—	—	—	—	7.1	—	—	—	7.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(53.2)	—	—	(53.2)
Balance, September 30, 2019	—	$—	72.1	$0.8	$3,734.8	$207.8	$26.6	$44.5	$(167.9)	$(920.7)	$11.4	$2,937.3
Net earnings	—	—	—	—	—	0.8	—	—	—	—	—	0.8
Activity under stock and deferred compensation plans	—	—	0.4	—	(8.3)	—	—	—	—	—	0.1	(8.2)
Non-cash stock-based compensation expense	—	—	—	—	47.2	—	—	—	—	—	2.5	49.7
Purchases of treasury stock	—	—	(6.1)	—	—	—	—	—	—	(587.8)	—	(587.8)
Initial public offering	—	—	—	—	455.6	—	—	—	—	—	(65.0)	390.6
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	28.2	28.2
Cash paid for share repurchase contracts	—	—	—	—	(46.4)	—	—	—	—	—	—	(46.4)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(30.9)	—	—	—	—	(30.9)
Net change in hedges, net of tax	—	—	—	—	—	—	—	25.8	—	—	(2.4)	23.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	72.6	—	(0.3)	72.3
Balance, September 30, 2020	—	$—	66.4	$0.8	$4,182.9	$208.6	$(4.3)	$70.3	$(95.3)	$(1,508.5)	$(25.5)	$2,829.0

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share information or where indicated otherwise)
NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice, food ingredient and convenient nutrition food categories. The Company also participates in the private brand food category, including through its investment with third parties in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). The Company’s products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce. As of September 30, 2020, Post operates in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and BellRing Brands. The Post Consumer Brands segment includes the North American ready-to-eat (“RTE”) cereal business; the Weetabix segment includes primarily the United Kingdom (the “U.K.”) RTE cereal and muesli business; the Foodservice segment includes primarily egg and potato products; the Refrigerated Retail segment includes side dishes and egg, cheese and sausage products; and the BellRing Brands segment includes ready-to-drink (“RTD”) protein shakes and other RTD beverages, powders and nutrition bars.
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), a subsidiary of the Company, closed its initial public offering (the “IPO”) of 39.4 shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”). The IPO was completed at an offering price of $14.00 per share and BellRing received net proceeds from the IPO of $524.4, after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO (the “formation transactions”), BellRing is a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR”. BellRing is a holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of its non-voting membership units (the “BellRing LLC units”). Post owns 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock. BellRing LLC is the holding company for Post’s historical active nutrition business, reported herein as the BellRing Brands segment and reported historically as the Active Nutrition segment. In connection with the IPO, the Company incurred transaction-related expenses of $2.5 and $6.7 during the years ended September 30, 2020 and 2019, respectively. These expenses generally included third party costs for due diligence, advisory services and government filing fees and were recorded as “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The Company did not incur transaction-related expenses in connection with the IPO during the year ended September 30, 2018.
Effective October 21, 2019, the financial results of BellRing and its subsidiaries were consolidated within Post’s financial results and 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), is allocated to noncontrolling interest (“NCI”) (see Note 8). The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC.
On October 1, 2018, 8th Avenue was separately capitalized by Post and third parties through a series of transactions (the “8th Avenue Transactions”), and 8th Avenue became the holding company for Post’s historical private brands business. Post received gross proceeds of $875.0, as well as $16.8 related to final working capital adjustments, from the 8th Avenue Transactions, and the Company retained shares of common stock equal to 60.5% of the common equity in 8th Avenue. Effective October 1, 2018, 8th Avenue was no longer consolidated in the Company's financial statements and the 60.5% retained interest in 8th Avenue is accounted for using the equity method. 8th Avenue is reported historically herein as Post’s Private Brands segment. For additional information, see Notes 6, 8 and 17.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated and non-consolidated subsidiaries. Certain prior year amounts have been reclassified to conform with the fiscal 2020 presentation. These reclassifications had no impact on Net Earnings or Shareholders’ Equity, as previously reported.
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
Business Combinations — The Company uses the acquisition method in accounting for acquired businesses. Under the acquisition method, the Company’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets over the purchase price is recorded as a gain on bargain purchase.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months.
Restricted Cash — Restricted cash includes items such as cash deposits which serve as collateral for certain commodity hedging contracts as well as the Company’s high deductible workers’ compensation insurance program.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts and other amounts which the Company does not ultimately expect to collect. The Company determines its allowance for doubtful accounts based on historical losses as well as the economic status of and its relationship with its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or are otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. The Weetabix segment sells certain receivables to third party institutions without recourse. Receivables sold during the years ended September 30, 2020 and 2019 were $125.0 and $120.7, respectively.
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
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 29 years for machinery and equipment; 1 to 38 years for buildings, building improvements and leasehold improvements; and 1 to 7 years for software. Total depreciation expense was $209.6, $218.3 and $221.0 in fiscal 2020, 2019 and 2018, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating expenses, net” in the Consolidated Statements of Operations. Repair and maintenance costs incurred in connection with ongoing and planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2020	2019
Land and land improvements	$93.1	$91.1
Buildings and leasehold improvements	880.5	796.7
Machinery and equipment	1,766.8	1,595.8
Software	111.4	106.0
Construction in progress	127.4	147.3
	2,979.2	2,736.9
Accumulated depreciation	(1,199.5)	(1,000.9)
	$1,779.7	$1,736.0
Other Intangible Assets — Other intangible assets consist primarily of customer relationships, trademarks and brands acquired in business combinations and include both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $160.3, $161.3 and $177.4 in fiscal 2020, 2019 and 2018, respectively. For the definite-lived intangible assets recorded as of September 30, 2020, amortization expense of $160.4, $160.4, $160.2, $159.0 and $157.7 is expected for fiscal 2021, 2022, 2023, 2024 and 2025, respectively. Other intangible assets consisted of:

	September 30, 2020			September 30, 2019
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$2,304.8	$(681.9)	$1,622.9	$2,297.2	$(562.2)	$1,735.0
Trademarks and brands	795.0	(266.9)	528.1	793.7	(225.2)	568.5
Other	3.1	(3.1)	—	3.1	(3.1)	—
	3,102.9	(951.9)	2,151.0	3,094.0	(790.5)	2,303.5
Not subject to amortization:
Trademarks and brands	1,046.5	—	1,046.5	1,035.0	—	1,035.0
	$4,149.4	$(951.9)	$3,197.5	$4,129.0	$(790.5)	$3,338.5
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, goodwill and right-of-use (“ROU”) assets. Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require the Company to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and royalty rates. Assumptions are determined after consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate is based on a weighted-average cost of capital utilizing industry market data of similar companies.
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
For the year ended September 30, 2020, the Company conducted impairment reviews and concluded there was no impairment of other intangible assets as of September 30, 2020.
At September 30, 2019, the Company recorded a definite-lived intangible impairment charge of $14.6 for the All Whites trademark in the Refrigerated Retail segment to adjust its carrying value to zero. The impairment charge for the All Whites trademark was the result of a strategic decision made by new Refrigerated Retail management in the fourth quarter of fiscal 2019 to discontinue use of the brand name. All products previously sold under the All Whites brand name are now being marketed and sold under the Bob Evans Egg Whites brand name.
At September 30, 2018, the Company recorded an indefinite-lived intangible impairment charge of $124.9 for the Weetabix trademark to adjust its carrying value to its estimated fair value of $261.8. The impairment charge for the Weetabix trademark was a result of reduced branded cereal volumes related to Weetabix’s pricing reset and shifting consumer preferences to private label products.

These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 15. The trademark impairment losses are reported in “Impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations.
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
The effective portion of gains and losses on cash flow hedges are recorded in other comprehensive income (“OCI”), until earnings are affected by the variability of cash flows. If the hedge is no longer effective, all changes in the fair value of the derivative are included in earnings for each period until the instrument matures. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in OCI. The amounts recorded in OCI related to a net investment hedge would be recognized in earnings in the event the foreign operation is liquidated. Any ineffective portion of designated hedges is recognized in earnings. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized in earnings. Cash flows from derivatives that are accounted for as hedges and cash flows on derivatives utilized as economic hedges are classified in the same category on the Consolidated Statements of Cash Flows as the item being hedged or on a basis consistent with the nature of the instrument.
Leases — In conjunction with the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” on October 1, 2019, the policy for lease accounting was updated. See Note 16 for a summary of the updated policy.
Revenue — In conjunction with the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on October 1, 2018, the policy for recognizing revenue was updated. For fiscal 2020 and 2019, a summary of the policy for recognizing revenue was as follows:
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
For fiscal 2018, a summary of the policy for recognizing revenue was as follows:
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
The following table summarizes the impact of the Company’s adoption of Accounting Standards Codification (“ASC”) Topic 606 on a modified retrospective basis in the Company’s Consolidated Statement of Operations for the year ended September 30, 2019, the year of adoption. As a result of the adoption, certain payments to customers totaling $26.1 in the year ended September 30, 2019 previously classified in “Selling, general, and administrative expenses” were classified as “Net Sales” in the Consolidated Statement of Operations. These payments to customers relate to trade advertisements that support the Company’s sales to customers. In accordance with ASC Topic 606, these payments were determined not to be distinct within the customer contracts and, as such, require classification within net sales. Additionally, in the year ended September 30, 2019, the Company recognized revenue of $1.2 that was deferred upon the adoption of ASC Topic 606 in accordance with the satisfaction of the related performance obligation. The recognition of unearned revenue is included in “Net Sales” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2019. No material changes to the balance sheet were required by the adoption of ASC Topic 606.

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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs (including the Company-owned fleet) and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $177.8, $170.1 and $169.4 in fiscal 2020, 2019 and 2018, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising, such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized to the statement of operations over the time the advertising takes place. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were $1.3 and $3.9 as of September 30, 2020 and 2019, respectively.
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
Income Taxes — Income tax expense (benefit) is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is more likely than not that the future benefits will not be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest incurred due to an underpayment of income taxes is classified as income taxes. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested, so no United States (the “U.S.”) taxes have been provided in relation to the Company’s investment in its foreign subsidiaries. See Note 9 for disclosures related to income taxes.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have an impact on the results of operations, OCI, financial condition, cash flows, shareholders’ equity or disclosures based on current information.
Recently Issued
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and effective for all entities as of March 12, 2020, the date this ASU was issued. An entity may elect to apply the amendments for contract modifications provided by this ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the impact of this ASU as it relates to its debt and hedging relationships that reference LIBOR.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments. This ASU replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods therein (i.e., Post’s financial statements for the year ending September 30, 2021). The Company has substantially completed its analysis of this ASU’s impact on its trade receivables. The Company will adopt this ASU on October 1, 2020, and does not expect it to have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires a company to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for lessees, lessors and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. The Company adopted these ASUs on October 1, 2019, as required by these ASUs, and utilized the cumulative effect adjustment approach. At adoption, the Company recognized ROU assets and lease liabilities of $158.1 and $168.2, respectively, on the balance sheet at October 1, 2019. The adoption of these ASUs did not materially impact the statements of operations or cash flows. In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. For additional information, refer to Note 16.

NOTE 4 — BUSINESS COMBINATIONS
The Company accounts for business combinations using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The purchase price is allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets over the purchase price is recorded as a gain on bargain purchase. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies and the expansion of the business into new or growing segments of the industry.
Fiscal 2020
On July 1, 2020, the Company completed its acquisition of Henningsen Foods, Inc. (“Henningsen”) from a subsidiary of Kewpie Corporation for $20.0, subject to working capital and other adjustments, resulting in a payment at closing of $22.7. The acquisition was completed using cash on hand. At September 30, 2020, the Company recorded an estimated working capital settlement receivable of $1.8, which was included in “Receivables, net” on the Consolidated Balance Sheet. Henningsen is a producer of egg and meat products and is reported in the Foodservice segment (see Note 22). Based upon the preliminary purchase price allocation, the Company identified and recorded $32.6 of net assets, including cash of $2.8, which exceeded the purchase price paid for Henningsen. As a result, the Company recorded a gain of $11.7, which was included in “Other operating (income) expenses, net” in the Consolidated Statement of Operations for the year ended September 30, 2020.
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
In December 2018, the Company made payments of $257.6 to the former holders of Bob Evans common stock who had demanded appraisal and had not been paid for their shares of Bob Evans common stock. The payments constituted a settlement with one former stockholder as well as prepayments of the $77.00 per share merger consideration to the remaining former stockholders who had held 2.5 shares of Bob Evans common stock. In September 2019, the Company reached settlement terms on a confidential basis with the remaining former stockholders, and had an accrual of $19.1, which was recorded as “Other current liabilities,” on the Consolidated Balance Sheet at September 30, 2019. The final payments were made by the Company on October 1, 2019. In connection with the fiscal 2019 settlements, the Company recorded expense of $9.7, which was included in “Selling, general and administrative expenses” and “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2019. In the year ended September 30, 2018, the Company recorded interest expense of $13.4 related to these shares, which was included in “Interest expense, net” in the Consolidated Statement of Operations. No such accruals or expense were recorded for the year ended September 30, 2020.
For additional information regarding the proceedings brought by former holders of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock under Delaware law, refer to Note 18.
Bob Evans is a producer of refrigerated potato and pasta side dishes, pork sausage and a variety of refrigerated and frozen convenience food items. The acquisition strengthened the Company’s position in the foodservice and refrigerated retail channels. Bob Evans is reported in two reportable segments. The results of Bob Evans’s foodservice operations are reported in the Foodservice segment, and the results of Bob Evans’s retail operations are reported in the Refrigerated Retail segment (see Note 22). Based upon the purchase price allocation, the Company recorded $376.0 of customer relationships to be amortized over a weighted-average period of 18 years, $6.0 of definite-lived trademarks to be amortized over a weighted-average period of 10 years and $400.0 of indefinite-lived trademarks.

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
(a)As previously reported in Post’s Annual Report on Form 10-K for fiscal 2018 filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2018.
(b)Total acquisition cost is comprised of $1,381.2 paid at closing and additional payments of $342.4, which includes payments to former holders of shares of Bob Evans common stock who exercised appraisal rights, payments in connection with Bob Evans deferred compensation plans and payments to compensate Bob Evans employees due to the cancellation of their outstanding employee stock awards.
Acquisition-Related Expenses
The Company incurs transaction-related expenses in conjunction with both completed and contemplated acquisitions. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. During the years ended September 30, 2020, 2019 and 2018, the Company incurred transaction-related expenses of $3.8, $8.9 and $23.4, respectively, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the aggregate results of all businesses acquired in fiscal 2018 for the period presented as if the acquisition of Bob Evans had occurred on October 1, 2016. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense related to the financing of the business combinations, inventory revaluation adjustments on acquired businesses, acquisition costs and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

2018
Pro forma net sales	$6,423.8
Pro forma net earnings available to common shareholders	$486.4
Pro forma basic earnings per share	$7.30
Pro forma diluted earnings per share	$6.54
NOTE 5 — RESTRUCTURING
In February 2018, the Company announced its plan to close its Post Consumer Brands RTE cereal manufacturing facility in Clinton, Massachusetts (the “Clinton Facility”). The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the Clinton Facility was completed at September 30, 2019. Final cash payments for employee-related costs were made in the first quarter of fiscal 2020. No additional restructuring costs were incurred in fiscal 2020. For additional information on assets held for sale related to the closure, see Note 6.
Amounts related to the restructuring events are shown in the following table. All costs are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Operations with the exception of accelerated depreciation expense, which is included in “Cost of goods sold.” These expenses are not included in the measure of segment performance for any segment (see Note 22).

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2017	$—	$—	$—
Charge to expense	2.7	2.5	5.2
Non-cash charges	—	(2.5)	(2.5)
Balance, September 30, 2018	$2.7	$—	$2.7
Charge to expense	2.2	7.4	9.6
Cash payments	(4.8)	—	(4.8)
Non-cash charges	—	(7.4)	(7.4)
Balance, September 30, 2019	$0.1	$—	$0.1
Cash payments	(0.1)	—	(0.1)
Balance, September 30, 2020	$—	$—	$—

Total expected restructuring charge	$4.9	$9.9	$14.8
Cumulative incurred to date	4.9	9.9	14.8
Remaining expected restructuring charge	$—	$—	$—
NOTE 6 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Divestiture
On October 1, 2018, 8th Avenue was separately capitalized through the 8th Avenue Transactions, and 8th Avenue became the holding company for Post’s historical private brands business. Post received gross proceeds of $875.0 from the 8th Avenue Transactions, as well as $16.8 related to final working capital adjustments, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. Post’s gross proceeds consisted of (i) $250.0 from a third party and (ii) $625.0 from a committed senior increasing rate bridge loan (the “2018 Bridge Loan”), which was funded in fiscal 2018 prior to the closing of the 8th Avenue Transactions (see Note 17). A third party received 2.5 shares of 8th Avenue preferred stock with an 11% cumulative, quarterly compounding dividend and a $100.00 per share liquidation value and shares of common stock equal to 39.5% of the common equity in 8th Avenue. During the year ended September 30, 2019, the Company recorded a gain of $126.6 related to the 8th Avenue Transactions, which was reported as “Gain on sale of business” in the Consolidated Statement of Operations. The gain included foreign exchange losses previously recorded in accumulated OCI of $42.1. Effective October 1, 2018, 8th Avenue was no longer consolidated in the Company’s financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. For additional information regarding the Company’s equity method investment in 8th Avenue, refer to Note 8. The Company incurred third party costs attributable to the 8th Avenue Transactions of $9.9 and $12.4 in the years ended September 30, 2019 and 2018, respectively, which were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. No third party costs attributable to the 8th Avenue Transactions were incurred by the Company during the year ended September 30, 2020.
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
Amounts Held For Sale
In connection with the closure of the Clinton Facility (see Note 5), the Company had a manufacturing plant (the “Clinton Plant”) classified as held for sale with a book value of $3.4 and $8.4 at September 30, 2020 and 2019, respectively. The Company sold a portion of the Clinton Plant in March 2020. Additionally, the Company had land and a building with a combined book value of $1.4 and $1.5 classified as held for sale at its Post Consumer Brands manufacturing facility in Asheboro, North Carolina (the “Asheboro Facility”) at September 30, 2020 and 2019, respectively, and land and a building with a book value of $2.5 classified as held for sale at one of its Weetabix manufacturing facilities in Corby, United Kingdom (the “Corby Facility”) at September 30, 2020. In accordance with ASC Topic 360, “Property, Plant and Equipment,” these assets were classified as current and were reported as “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.
In the year ended September 30, 2020, a loss on assets held for sale of $2.7 was recorded consisting of losses of $2.6 and $0.1 related to the Clinton Plant and Asheboro Facility, respectively, and was included in “Other operating (income) expenses, net” in the Consolidated Statement of Operations. In the year ended September 30, 2019, a held for sale net gain of $124.6 was recorded consisting of (i) a gain of $126.6, which was reported as “Gain on sale of business,” and a loss of $2.6, which was included in “Loss on extinguishment of debt, net,” in the Consolidated Statement of Operations related to the 8th Avenue Transactions and (ii) a gain of $0.6, which was recorded related to the sale of the Company’s cereal warehouse at its Clinton Facility and was included in “Other operating (income) expenses, net” in the Consolidated Statement of Operations. There were no held for sale gains or losses recorded in the year ended September 30, 2018.
In the year ended September 30, 2020, there were no held for sale gains or losses recorded related to the Company’s Corby Facility as the book values of the assets were lower than fair value; therefore, no fair value adjustments were recorded at the time the assets were classified as held for sale.

NOTE 7 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	BellRing Brands	Total
Balance, September 30, 2018
Goodwill (gross)	$2,012.0	$900.9	$1,336.1	$793.8	$180.7	$5,223.5
Accumulated impairment losses	(609.1)	—	—	—	(114.8)	(723.9)
Goodwill (net)	$1,402.9	$900.9	$1,336.1	$793.8	$65.9	$4,499.6
Impairment loss	—	—	—	(48.7)	—	(48.7)
Acquisition related adjustment	—	—	(0.5)	(0.2)	—	(0.7)
Currency translation adjustment	(0.2)	(50.2)	—	—	—	(50.4)
Balance, September 30, 2019
Goodwill (gross)	$2,011.8	$850.7	$1,335.6	$793.6	$180.7	$5,172.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$850.7	$1,335.6	$744.9	$65.9	$4,399.8
Currency translation adjustment	—	38.8	—	—	—	38.8
Balance, September 30, 2020
Goodwill (gross)	$2,011.8	$889.5	$1,335.6	$793.6	$180.7	$5,211.2
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$889.5	$1,335.6	$744.9	$65.9	$4,438.6
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an analysis to determine if it is more likely than not that the fair value of the business is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal 2020, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units, except for BellRing Brands. The Company performed a qualitative test for the BellRing Brands reporting unit, and determined there were no adverse trends that could negatively impact the fair value of the business. In fiscal 2019 and 2018, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. The market approach is based on a market multiple (revenue and EBITDA) and requires an estimate of appropriate multiples based on market data.
The Company did not record a goodwill impairment charge at September 30, 2020, as all reporting units subjected to the quantitative test passed. At September 30, 2020, the estimated fair values of all such reporting units exceeded their carrying values by at least 4% (the lowest of which was Foodservice, all others exceeded their carrying values by at least 13%). Variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods. Further, due to the low headroom in the Foodservice reporting unit, small changes in significant assumptions may have resulted in an impairment in the current period. Factors that could create variances in the estimated fair value of the reporting units include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by external factors affecting demand such as changes in consumer preferences, including changes related to the COVID-19 pandemic, and consumer responses to marketing and pricing strategy, (ii) changes in product costs, including commodities, (iii) interest rate fluctuations and (iv) currency fluctuations.
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
These fair value measurements fell within Level 3 of the fair value hierarchy (see Note 15). The goodwill impairment losses are aggregated with trademark impairment losses in “Impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations.

NOTE 8 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
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
As of September 30, 2020, the Company owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within the Company’s financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), were allocated to NCI.
The following table summarizes the effects of changes in ownership of BellRing on the Company’s equity:

Year Ended September 30, 2020
Increase in additional paid-in capital related to net proceeds from IPO	$524.4
Increase in additional paid-in capital related to establishment of noncontrolling interest	65.0
Decrease in additional paid-in capital related to tax effects of IPO	(133.8)
Net transfers from noncontrolling interest	$455.6
8th Avenue
In connection with the 8th Avenue Transactions (see Note 6), the Company has a 60.5% common equity retained interest in 8th Avenue that is accounted for using the equity method. In determining the accounting treatment of the retained interest, management concluded that 8th Avenue was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, 8th Avenue was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by a third party associated with the governance of 8th Avenue. However, the Company does retain significant influence, and therefore, the use of the equity method of accounting is required.

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Year Ended September 30,
	2020	2019
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(38.9)	$(46.7)
	60.5%	60.5%
Equity method loss available to Post	$(23.5)	$(28.3)
Less: Amortization of basis difference, net of tax (a)	6.9	8.8
Equity method loss, net of tax	$(30.4)	$(37.1)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a total basis difference of $70.3. The basis difference related to inventory of $2.0, net of tax, was included in equity method loss in the year ended September 30, 2019. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At September 30, 2020 and 2019, the remaining basis difference to be amortized was $54.6 and $61.5, respectively.
Summarized financial information of 8th Avenue is presented in the following tables.

	Year Ended September 30,
	2020	2019
Net sales	$924.2	$838.5
Gross profit	$160.0	$139.6

Net loss	$(6.4)	$(17.6)
Less: Preferred stock dividend	32.5	29.1
Net Loss Available to 8th Avenue Common Shareholders	$(38.9)	$(46.7)

	Year Ended September 30,
	2020	2019
Current assets	$251.5	$209.2
Other assets	830.1	826.2
Total Assets	$1,081.6	$1,035.4

Current portion of long-term debt	$5.2	$5.2
Accounts payable and other current liabilities	113.3	74.4
Long-term debt	663.3	644.9
Other liabilities	71.6	76.5
Total Liabilities	853.4	801.0
Preferred stock	61.6	29.1
Other shareholders’ equity	166.6	205.3
Shareholders’ Equity	228.2	234.4
Total Liabilities and Shareholders’ Equity	$1,081.6	$1,035.4
Prior to the 8th Avenue Transactions, Post’s historical private brands business used certain functions and services performed by the Company. These functions and services included information systems, sales and marketing, procurement, accounting shared services, legal, tax, human resources, payroll and cash management. After the completion of the 8th Avenue Transactions, the Company continues to provide many of these services to 8th Avenue under a master services agreement (the “MSA”). In addition, Post and a third party each provide certain advisory services to 8th Avenue for a fee. During the years ended September 30, 2020 and 2019, the Company recorded MSA and advisory income of $3.9 and $4.1, respectively, which was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. No such income was recorded in the year ended September 30, 2018.
During the years ended September 30, 2020 and 2019, the Company had net sales to 8th Avenue of $5.7 and $4.7, respectively, and purchases from and royalties paid to 8th Avenue of $9.9 and $9.4, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $110.1 and $140.5 at

September 30, 2020 and 2019, respectively, and was included in “Equity method investments” on the Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $3.2, $0.6 and $0.7, respectively, at September 30, 2020, and current receivables, current payables and a long-term liability of $5.1, $0.6 and $0.7, respectively, at September 30, 2019. The current receivables, current payables and long-term liability, which related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases, were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Consolidated Balance Sheets.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method (loss) earnings, net of tax attributable to Alpen was $(0.5), $0.1 and $(0.3) for the years ended September 30, 2020, 2019 and 2018, respectively, and was included in “Equity method loss, net of tax” in the Consolidated Statements of Operations. The investment in Alpen was $4.0 and $5.0 at September 30, 2020 and 2019, respectively, and was included in “Equity method investments” on the Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.5 and $0.5 at September 30, 2020 and 2019, respectively, which was included in “Other assets” on the Consolidated Balance Sheets.
Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results from operations are reported in the Weetabix segment (see Note 22).
NOTE 9 — INCOME TAXES
The components of “Earnings before Income Taxes and Equity Method Loss” on the Consolidated Statements of Operations and other summary information is presented in the following table.

	Year Ended September 30,
	2020	2019	2018
Domestic	$(36.4)	$80.4	$289.0
Foreign	99.8	78.7	(24.3)
Earnings before Income Taxes and Equity Method Loss	$63.4	$159.1	$264.7

Income tax expense (benefit)	$3.5	$(3.9)	$(204.0)
Effective income tax rate	5.5%	(2.5)%	(77.1)%
The expense (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2020	2019	2018
Current:
Federal	$31.3	$61.5	$27.3
State	7.1	2.6	5.2
Foreign	8.7	12.3	20.0
	47.1	76.4	52.5
Deferred:
Federal	(45.6)	(61.8)	(253.5)
State	(14.5)	(15.2)	21.4
Foreign	16.5	(3.3)	(24.4)
	(43.6)	(80.3)	(256.5)
Income tax expense (benefit)	$3.5	$(3.9)	$(204.0)

A reconciliation of income tax expense (benefit) with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2020	2019	2018
Computed tax (a)	$13.3	$33.4	$64.9
Enacted tax law and changes, including the Tax Act (a)	(1.5)	(4.8)	(270.9)
Non-deductible goodwill impairment loss	—	6.9	—
Non-deductible compensation	4.5	2.7	1.2
Transaction costs	(1.1)	2.2	1.5
Domestic production activities deduction	—	—	(5.9)
State income tax (benefit) expense, net of effect on federal tax	(4.3)	(0.7)	5.6
Non-taxable interest income	—	—	(2.4)
Valuation allowances	5.0	6.6	4.1
Change in deferred tax rates	11.1	(4.6)	0.3
Uncertain tax positions	1.2	(7.9)	0.3
Net losses and basis difference attributable to equity method investment	(6.5)	4.4	—
Income tax credits	(2.6)	(3.0)	(2.3)
Rate differential on foreign income	(10.8)	(7.7)	(5.3)
Excess tax benefits for share-based payments	(1.4)	(33.4)	(1.8)
Gain on bargain purchase	(2.5)	—	—
Enhanced deduction for food donation	(1.5)	(0.6)	(0.8)
Return-to-provision	(1.5)	0.6	(1.0)
Other, net (none in excess of 5% of statutory tax)	2.1	2.0	8.5
Income tax expense (benefit)	$3.5	$(3.9)	$(204.0)
(a)Fiscal 2020 and 2019 federal corporate income tax was computed at the federal statutory rate of 21%. Fiscal 2018 federal corporate income tax was computed using a blended U.S. federal corporate income tax rate of 24.5%, as discussed below.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax non-current assets (liabilities) were as follows:

	September 30, 2020			September 30, 2019
	Assets	Liabilities	Net	Assets	Liabilities	Net
Derivative mark-to-market adjustments	$133.8	$—	$133.8	$98.5	$—	$98.5
Disallowed interest carryforwards	36.0	—	36.0	29.7	—	29.7
Net operating loss and credit carryforwards	33.7	—	33.7	30.8	—	30.8
Lease liabilities	26.2	—	26.2	—	—	—
Stock-based and deferred compensation	18.4	—	18.4	19.9	—	19.9
Accrued vacation, incentive and severance	8.3	—	8.3	7.7	—	7.7
Accrued liabilities	9.0	—	9.0	15.6	—	15.6
Inventory	3.2	—	3.2	6.2	—	6.2
Intangible assets	—	(619.9)	(619.9)	—	(652.4)	(652.4)
Property	—	(192.3)	(192.3)	—	(173.4)	(173.4)
Investment in partnership (a)	—	(144.6)	(144.6)	—	—	—
ROU assets	—	(25.5)	(25.5)	—	—	—
Basis difference attributable to equity method investment	—	(22.5)	(22.5)	—	(30.0)	(30.0)
Pension and other postretirement benefits	—	(10.1)	(10.1)	—	(11.2)	(11.2)
Other items	4.6	(1.7)	2.9	4.5	(1.8)	2.7
Total gross deferred income taxes	273.2	(1,016.6)	(743.4)	212.9	(868.8)	(655.9)
Valuation allowance	(41.1)	—	(41.1)	(32.6)	—	(32.6)
Total deferred taxes	$232.1	$(1,016.6)	$(784.5)	$180.3	$(868.8)	$(688.5)

(a)The Company’s deferred tax liability for investment in partnership relates to excess financial reporting outside basis over tax outside basis in BellRing entities treated as partnerships for U.S. federal income tax purposes.
As of September 30, 2020, the Company had U.S. federal net operating loss (“NOL”) carryforwards totaling approximately $41.8, which have expiration dates beginning in fiscal 2022 and extending through fiscal 2034, as well as state NOL carryforwards totaling approximately $576.4, which have expiration dates beginning in fiscal 2021 and extending through fiscal 2040. As of September 30, 2020, the Company had NOL carryforwards in foreign jurisdictions of $12.7.
As certain of these NOLs and carryforwards were acquired through acquisitions, the deductibility of the NOLs is subject to limitation under section 382 of the Internal Revenue Code (“IRC”) and similar limitations under state tax law. Giving consideration to IRC section 382 and state limitations, the Company believes it will generate sufficient taxable income to fully utilize the U.S. federal and certain state NOLs before they expire. As of September 30, 2020, approximately $23.4 of the deferred tax asset related to the state NOLs has been offset by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future.
No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $118.2 at September 30, 2020, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impacted the Company’s accounting for income taxes, such as modifications to the limitation of business interest expense deductibility for tax years beginning in 2019 and 2020, and have been accounted for within the year ended September 30, 2020. The CARES Act did not have a material impact on the Company’s financial statements and disclosures as its impact primarily related to immaterial short-term and long-term classifications on the Consolidated Balance Sheet and current and deferred income tax expense (benefit) classifications in the above table.
Tax Act
In fiscal 2018, the effective tax rate was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act resulted in significant impacts to the Company’s accounting for income taxes with the most significant of these impacts relating to the reduction of the U.S. federal corporate income tax rate, a one-time transition tax on unrepatriated foreign earnings and full expensing of certain qualified depreciable assets placed in service after September 27, 2017 and before January 1, 2023. The Tax Act enacted a new U.S. federal corporate income tax rate of 21% that went into effect for the Company’s 2019 tax year and was prorated with the pre-December 22, 2017 U.S. federal corporate income tax rate of 35% for the Company’s 2018 tax year. This proration resulted in a blended U.S. federal corporate income tax rate of 24.5% for fiscal 2018. During the year ended September 30, 2018, the Company (i) remeasured its existing deferred tax assets and liabilities considering both the 2018 blended rate and the 21% rate for future periods and recorded a provisional tax benefit of $281.2 and (ii) calculated the one-time transition tax and recorded provisional tax expense of $10.3. Full expensing of certain depreciable assets will result in a temporary difference and will be analyzed as assets are placed in service. During the year ended September 30, 2019, in connection with preparing its fiscal 2018 corporate income tax returns, the Company recorded tax benefits related to the (i) re-measurement of its existing deferred tax assets and liabilities and (ii) adjustment to the one-time transition tax of $0.2 and $4.6, respectively. No income tax adjustments were made related to the Tax Act during the year ended September 30, 2020. The Tax Act subjects U.S. corporations to a tax on global low-taxed income, which the Company has elected to recognize in the period in which it is incurred.
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
Unrecognized tax benefits activity for the years ended September 30, 2020, 2019 and 2018 is presented in the following table.

	September 30,
	2020	2019	2018
Balance, beginning of year	$8.6	$9.9	$8.6
Additions for tax positions taken in current year and acquisitions	1.7	0.1	2.0
Additions (reductions) for tax positions taken in prior years	—	5.7	(0.1)
Held for sale liabilities	—	—	(0.6)
Settlements with tax authorities/statute expirations	(0.5)	(7.1)	—
Balance, end of year	$9.8	$8.6	$9.9
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $9.6 at September 30, 2020. The Company believes that, due to expiring statutes of limitations and settlements with tax authorities, it is reasonably possible that the total unrecognized tax benefits may decrease up to approximately $1.8 within twelve months of the reporting date.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax (benefit) expense. The Company recorded (benefit) expense of zero, $(2.5) and $0.8 related to interest and penalties in the years ended September 30, 2020, 2019 and 2018, respectively. The Company had accrued interest and penalties of $1.0 and $1.0 at September 30, 2020 and 2019, respectively. The accrued interest and penalties are not included in the table above.
U.S. federal, U.S. state and foreign jurisdiction income tax returns for the tax years ended September 30, 2015 through September 30, 2019 are generally open and subject to examination by the tax authorities in each respective jurisdiction. During the year ended September 30, 2019, the Internal Revenue Service initiated an examination of the Company’s 2015, 2016 and 2017 U.S. federal income tax returns. The Company does not expect the examination will have a material impact on its consolidated financial statements.
With respect to the Bob Evans acquisition, the Company assumed all income tax liabilities for those jurisdictions which remain subject to examination, primarily consisting of tax years ended April 2017 through the short tax year ended January 11, 2018, the date of acquisition.
NOTE 10 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights, restricted stock units and performance-based restricted stock units using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. In addition, “Net earnings for diluted earnings per share” in the table below has been adjusted for the Company’s share of BellRing’s consolidated net earnings for diluted earnings per share, to the extent it is dilutive.
In the second quarter of fiscal 2019, the Company completed the redemption of its 2.5% Series C Cumulative Perpetual Convertible Preferred Stock (“Series C Preferred”). Substantially all of the 3.2 shares of Series C Preferred outstanding as of January 10, 2019, the date the Series C Preferred redemption was announced, were converted into 5.9 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series C Preferred, and the remaining shares of Series C Preferred were redeemed. In the second quarter of fiscal 2018, the Company completed the redemption of its 3.75% Series B Cumulative Perpetual Convertible Preferred Stock (“Series B Preferred”). Substantially all of the 1.5 shares of Series B Preferred outstanding as of January 10, 2018, the date the redemption was announced, were converted into 3.1 shares of the Company’s common stock pursuant to the conversion rights applicable to the Series B Preferred, and the remaining shares of Series B Preferred were redeemed. For additional information on the Series C Preferred and Series B Preferred conversions, see Note 21.
The following table sets forth the computation of basic and diluted earnings per share.

	Year ended September 30,
	2020	2019	2018
Net earnings for basic earnings per share	$0.8	$121.7	$457.3
Dilutive impact of BellRing net earnings	—	—	—
Dilutive preferred stock dividends	—	3.0	10.0
Net earnings for diluted earnings per share	$0.8	$124.7	$467.3

Weighted-average shares for basic earnings per share	68.9	70.8	66.6
Effect of dilutive securities:
Stock options	0.6	1.6	1.8
Stock appreciation rights	0.1	0.1	0.1
Restricted stock units	0.4	0.5	0.4
Performance-based restricted stock units	0.1	—	—
Preferred shares conversion to common	—	2.1	7.0
Total dilutive securities	1.2	4.3	9.3
Weighted-average shares for diluted earnings per share	70.1	75.1	75.9

Basic earnings per common share	$0.01	$1.72	$6.87
Diluted earnings per common share	$0.01	$1.66	$6.16
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Year ended September 30,
	2020	2019	2018
Stock options	0.1	0.1	0.6
Restricted stock units	—	—	0.1
Performance-based restricted stock units	0.1	—	—
NOTE 11 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2020	2019	2018
Advertising and promotion expenses (a)	$146.0	$122.3	$153.4
Repair and maintenance expenses	140.0	156.9	149.1
Research and development expenses	28.5	25.0	25.1
Interest income	(6.3)	(7.9)	(7.4)
Interest paid	348.8	344.4	373.9
Income taxes paid	54.4	65.0	23.0
Accrued additions to property	29.8	24.7	30.4
(a)As a result of the adoption of ASU 2014-09, certain payments to customers totaling $23.7 in the year ended September 30, 2019 previously classified as advertising and promotion expenses were classified as net sales. For additional information, see Note 2.

NOTE 12 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2020	2019
Receivables, net
Trade	$395.4	$407.8
Income tax receivable	26.6	21.9
Related party	3.2	5.1
Other	19.8	12.3
	445.0	447.1
Allowance for doubtful accounts	(3.4)	(2.0)
	$441.6	$445.1
Inventories
Raw materials and supplies	$118.1	$99.4
Work in process	17.8	19.4
Finished products	429.4	425.4
Flocks	34.1	35.6
	$599.4	$579.8
Other Assets
Pension asset	$159.0	$166.7
Operating ROU Assets	116.3	—
Equity securities	27.9	—
Other	25.8	38.8
	$329.0	$205.5
Accounts Payable
Trade	$357.6	$349.6
Book cash overdrafts	0.7	35.1
Other	9.6	10.9
	$367.9	$395.6
Other Current Liabilities
Advertising and promotion	$44.9	$45.2
Accrued interest	85.9	46.0
Accrued compensation	98.5	85.3
Hedging liabilities	187.9	87.6
Operating lease liabilities - current	23.6	—
Accrued legal settlements	13.2	16.1
Accrued appraisal rights and related interest	—	19.1
Other	87.6	94.5
	$541.6	$393.8
Other Liabilities
Pension and other postretirement benefit obligations	$77.7	$66.0
Hedging liabilities - non-current	355.2	330.5
Accrued compensation - non-current	30.2	34.0
Operating lease liabilities - non-current	103.0	—
Other	33.7	26.4
	$599.8	$456.9

NOTE 13 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

	September 30,
	2020	2019	2018
Balance, beginning of year	$2.0	$2.3	$1.6
Provision charged to expense	3.3	0.1	0.1
Write-offs, less recoveries	(1.9)	(0.4)	(1.2)
Held for sale assets	—	—	(0.5)
Other (a)	—	—	2.3
Balance, end of year	$3.4	$2.0	$2.3
(a)Other items are primarily related to acquisitions.
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
At September 30, 2020, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts maturing in the next year that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling and the U.S. Dollar and the Pound Sterling;
•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
•pay-fixed, receive-variable interest rate swaps maturing in May 2021 and May 2024 that require monthly settlements;
•rate-lock interest rate swaps that require nine lump sum settlements with the first settlement occurring in July 2021 and the last in July 2026; and
•interest rate swaps that mature in July 2021 and give the Company the option of pay-variable, receive-fixed lump sum settlements; and
•pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements and have the effect of hedging forecasted interest payments on BellRing’s variable rate debt.
Interest rate swaps
Fiscal 2020
In the first quarter of fiscal 2020, contemporaneously with the repayment of its term loan, the Company changed the designation of one of its interest rate swap contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the de-designation, the Company reclassified losses previously recorded in accumulated OCI of $7.2 to “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2020.
As of April 1, 2020, the Company changed the designation of its interest rate swap contracts that are used as hedges of forecasted interest payments on BellRing’s variable rate debt from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by ASC Topic 815). In connection with the de-designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Consolidated Statements of Operations on a straight-line basis over the term of BellRing’s variable rate debt. Mark-to-market adjustments related to these swaps also will be included in “Interest expense, net” in the Consolidated Statements of Operations. At September 30, 2020, the remaining net loss before taxes to be amortized was $9.4.
Fiscal 2019
In the first quarter of fiscal 2019, the Company terminated $800.0 notional value of its interest rate swap contracts that were designated as hedging instruments. In connection with the interest rate swap terminations, the Company received cash proceeds of $29.8, and reclassified previously recorded gains from accumulated OCI to “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2019.

Cross-currency swaps
The Company terminated $448.7 and $214.2 notional value of its cross-currency swap contracts that were designated as hedging instruments during the second quarter of fiscal 2020 and the first quarter of fiscal 2019, respectively. In connection with these terminations, the Company received cash proceeds of $50.3 during the year ended September 30, 2020 and $26.2 during the year ended September 30, 2019, both of which were recorded to accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event U.K.-based operations are substantially liquidated.
Foreign currency forward contracts
In the second quarter of fiscal 2018, the Company changed the designation of its foreign currency forward contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the new designation, the Company reclassified gains previously recorded in accumulated OCI of $1.8, of which $1.3 was reclassified to “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended September 30, 2018 and $0.5 was reclassified to “Property, net” on the Consolidated Balance Sheet as of September 30, 2018.
The following table shows the notional amounts of derivative instruments held.

	September 30, 2020	September 30, 2019
Not designated as hedging instruments under ASC Topic 815:
Commodity contracts	$24.7	$47.1
Energy contracts	87.1	39.8
Foreign exchange contracts - Forward contracts	28.9	—
Interest rate swap	621.7	73.1
Interest rate swaps - Rate-lock swaps	1,666.0	1,531.0
Interest rate swaps - Options	433.3	—
Designated as hedging instruments under ASC Topic 815:
Foreign exchange contracts - Cross-currency swaps	—	448.7
Interest rate swap	—	200.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

		Fair Value		Portion Designated as Hedging Instruments
	Balance Sheet Location	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$5.0	$1.9	$—	$—
Energy contracts	Prepaid expenses and other current assets	1.8	0.7	—	—
Commodity contracts	Other assets	0.1	0.1	—	—
Energy contracts	Other assets	0.9	—	—	—
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	1.3	—	1.3
Foreign exchange contracts	Other assets	—	19.2	—	19.2
Interest rate swaps	Prepaid expenses and other current assets	6.8	—	—	—
		$14.7	$23.2	$—	$20.5

Liability Derivatives:
Commodity contracts	Other current liabilities	$1.4	$1.0	$—	$—
Energy contracts	Other current liabilities	10.1	1.5	—	—
Energy contracts	Other liabilities	3.9	0.1	—	—
Interest rate swaps	Other current liabilities	176.4	85.1	—	1.6
Interest rate swaps	Other liabilities	351.3	330.4	—	6.2
		$543.1	$418.1	$—	$7.8
The following tables present the effects of the Company’s derivative instruments on the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2020	2019	2018
Commodity contracts	Cost of goods sold	$3.8	$2.8	$4.0
Energy contracts	Cost of goods sold	21.6	5.0	(6.4)
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	—	1.5
Interest rate swaps	Interest expense, net	3.0	—	—
Interest rate swaps	Expense (income) on swaps, net	187.1	306.6	(95.6)

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI			Loss (Gain) Reclassified from Accumulated OCI including NCI into Earnings (a)			Statement of Operations Location
	2020	2019	2018	2020	2019	2018
Foreign exchange contracts	$—	$—	$(0.2)	$—	$—	$(1.3)	Selling, general and administrative expenses
Interest rate swaps	9.7	13.8	(44.2)	8.2	(31.0)	(2.3)	Interest expense, net
Cross-currency swaps	(32.2)	(54.3)	(27.8)	—	—	—	Expense (income) on swaps, net
(a)For the year ended September 30, 2020, this amount includes the reclassification of previously unrealized net losses on interest rate swaps that were de-designated as hedging instruments in the first quarter of fiscal 2020, as well as the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.
The following table presents the components of the Company’s net hedging losses (gains) on interest rate swaps, which are included in “Interest expense, net” and “Expense on swaps, net” in the Consolidated Statements of Operations.

Year Ended September 30,	Statement of Operations Location	Mark-to-Market Loss (a)	Cash Settlements Paid (Received), Net (b)	Net Loss Reclassified from Accumulated OCI including NCI (c)
	Interest expense, net	$(0.2)	$1.8	$8.4
	Expense on swaps, net	117.4	69.7	—
2020	Total	$117.2	$71.5	$8.4

	Interest expense, net	$—	$(31.0)	$—
	Expense on swaps, net	293.1	13.5	—
2019	Total	$293.1	$(17.5)	$—

	Interest expense, net	$—	$(2.3)	$—
	Expense on swaps, net	(96.7)	1.1	—
2018	Total	$(96.7)	$(1.2)	$—
(a)Includes non-cash adjustments related to interest rate swaps that were not designated as hedging instruments.
(b)Includes cash settlements recognized in earnings related to interest rate swaps that were not designated as hedging instruments and cash settlements reclassified from accumulated OCI into earnings related to interest rate swaps that had been previously designated as hedging instruments.
(c)Includes the reclassification of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments, as well as the amortization of previously unrealized losses on BellRing’s interest rate swaps over the term of the related debt that were de-designated as hedging instruments.
Accumulated OCI, including amounts reported as NCI, included a $90.2 net gain on hedging instruments before taxes ($67.9 after taxes) at September 30, 2020, compared to a $59.5 net gain before taxes ($44.5 after taxes) at September 30, 2019. Approximately $2.3 of the net hedging losses reported in accumulated OCI at September 30, 2020 are expected to be reclassified into earnings within the next 12 months. Accumulated OCI included settlements of and previously unrealized gains on cross-currency swaps of $99.5 and $36.5 at September 30, 2020 and 2019, respectively. In connection with the settlements and terminations of cross-currency swaps, the Company recognized gains in accumulated OCI of $63.0, $31.7 and $4.8 during the years ended September 30, 2020, 2019 and 2018, respectively. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event all U.K.-based operations are substantially liquidated.
At September 30, 2020 and 2019, the Company had pledged collateral of $5.3 and $3.7, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Consolidated Balance Sheets.
NOTE 15 — FAIR VALUE MEASUREMENTS
The following table presents the assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2020			September 30, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Deferred compensation investment	$12.8	$12.8	$—	$11.2	$11.2	$—
Derivative assets	14.7	—	14.7	23.2	—	23.2
Equity securities	27.9	27.9	—	—	—	—
	$55.4	$40.7	$14.7	$34.4	$11.2	$23.2

Liabilities
Deferred compensation liabilities	$29.7	$—	$29.7	$31.0	$—	$31.0
Derivative liabilities	543.1	—	543.1	418.1	—	418.1
	$572.8	$—	$572.8	$449.1	$—	$449.1
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
The Company uses the market approach to measure the fair value of its equity securities.
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of the outstanding borrowings under the municipal bond and BellRing’s Revolving Credit Facility (as defined in Note 17) as of September 30, 2020 approximated its carrying value. Based on current market rates, the fair value of the Company’s debt, excluding outstanding borrowings under the municipal bond and BellRing’s Revolving Credit Facility (both of which are categorized as Level 2), was $7,277.8 and $7,412.0 as of September 30, 2020 and 2019, respectively.
Certain assets and liabilities, including long-lived assets, goodwill, indefinite-lived intangibles and assets held for sale, are measured at fair value on a non-recurring basis.
In the year ended September 30, 2020, no impairment charge was recorded for goodwill or definite-lived or indefinite-lived intangibles. In the year ended September 30, 2019, the Company recorded goodwill and definite-lived intangible asset impairment charges of $63.3. In the year ended September 30, 2018, the Company recorded indefinite-lived intangible asset impairment charges of $124.9. These losses were recorded as “Impairment of goodwill and other intangible assets” in the Consolidated Statements of Operations. For additional information on other intangible assets and goodwill, see Note 2 and Note 7, respectively. There were no other fair value measurement losses recognized during the years ended September 30, 2020, 2019 or 2018.
At September 30, 2020, the Company had land and buildings classified as assets held for sale related to the closures of the Company’s Clinton Plant, Asheboro Facility and Corby Facility. At September 30, 2019, the Company had land and buildings classified as assets held for sale related to the closures of the Company’s Clinton Plant and Asheboro Facility. The Company sold a portion of the Clinton Plant in March 2020. The Clinton Plant and the Asheboro Facility are both reported in the Company’s Post Consumer Brands segment, and the Corby Facility is reported in the Company’s Weetabix segment. In the year ended September 30, 2020, the book value of the land related to the Corby Facility was lower than fair value; therefore, no fair value adjustment was recorded to the assets that were classified as held for sale. On October 1, 2018, the Company completed the 8th Avenue Transactions, and in November 2018, the Post Consumer Brands cereal warehouse was sold in connection with the closure of its Clinton Facility. For additional information on assets and liabilities held for sale, see Note 6. The fair value of assets and liabilities held for sale was measured on a non-recurring basis based on the lower of book value or third party data. When applicable, the fair value is adjusted to reflect an offer to purchase the assets and liabilities. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2018	$290.9
Gains related to assets and liabilities held for sale	124.6
Proceeds from the sale of assets and liabilities held for sale	(276.6)
Investment in 8th Avenue, working capital and other adjustments	(138.9)
Transfers of assets into held for sale	9.9
Balance, September 30, 2019	$9.9
Losses related to assets held for sale	(2.7)
Proceeds from the sale of assets held for sale	(2.4)
Transfer of assets into held for sale	2.5
Balance, September 30, 2020	$7.3

NOTE 16 — LEASES
In conjunction with the adoption of ASUs 2016-02 and 2018-11 (see Note 3), the Company updated its policy for recognizing leases under ASC Topic 842. The Company assessed the impact of these ASUs by reviewing its lease portfolio, implementing lease accounting software, developing related business processes and implementing internal controls. A summary of the updated policy is included below. Prior to October 1, 2019, the Company accounted for leases under ASC Topic 840, “Leases.”
Lease Portfolio
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from 1 to 56 years and most leases provide the Company with the option to exercise one or more renewal terms.
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
ROU assets are recorded as “Other assets” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term and is included in either “Cost of goods sold” or “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.
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

The following table presents the balance sheet location of the Company’s operating leases.

September 30, 2020
ROU assets:
Other assets	$116.3

Lease liabilities:
Other current liabilities	$23.6
Other liabilities	103.0
Total lease liabilities	$126.6
The following table presents maturities of the Company’s operating lease liabilities as of September 30, 2020, presented under ASC Topic 842.

September 30, 2020
Fiscal 2021	$28.7
Fiscal 2022	27.7
Fiscal 2023	24.4
Fiscal 2024	17.7
Fiscal 2025	11.9
Thereafter	39.9
Total future minimum payments	$150.3
Less: Implied interest	23.7
Total lease liabilities	$126.6
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
As reported under ASC Topic 842, operating lease expense for the year ended September 30, 2020 was $42.0. Of the total operating lease expense incurred during the year ended September 30, 2020, $5.1 related to variable lease costs and $7.5 related to short-term lease costs. As reported under ASC Topic 840, rent expense during the years ended September 30, 2019 and 2018 was $40.1 and $41.3, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the year ended September 30, 2020 were $29.6. ROU assets obtained in exchange for operating lease liabilities during the year ended September 30, 2020 were $5.6. The weighted average remaining lease term of the Company’s operating leases as of September 30, 2020 was approximately 7 years and the weighted average IBR was 4.4% as of September 30, 2020.

NOTE 17 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	September 30,
	2020	2019
4.625% Senior Notes maturing April 2030	$1,650.0	$—
5.50% Senior Notes maturing December 2029	750.0	750.0
5.625% Senior Notes maturing January 2028	940.9	940.9
5.50% Senior Notes maturing March 2025	—	1,000.0
5.75% Senior Notes maturing March 2027	1,299.3	1,299.3
5.00% Senior Notes maturing August 2026	1,697.3	1,697.3
8.00% Senior Notes maturing July 2025	—	122.2
Term Loan	—	1,309.5
BellRing Term B Facility	673.7	—
BellRing Revolving Credit Facility	30.0	—
Municipal bond	8.5	—
Capital lease	—	0.1
	7,049.7	7,119.3
Less: Current Portion	64.9	13.5
Debt issuance costs, net	62.6	69.0
Plus: Unamortized premium	36.8	29.2
Total long-term debt	$6,959.0	$7,066.0
Senior Notes
On August 18, 2015, the Company issued $400.0 principal value of 8.00% senior notes maturing in July 2025. The 8.00% senior notes were issued at par, and the Company received $396.0 after paying related fees of $4.0, which were deferred and were being amortized to interest expense over the term of the notes.
On August 3, 2016, the Company issued $1,750.0 principal value of 5.00% senior notes maturing in August 2026. The 5.00% senior notes were issued at par, and the Company received $1,725.7 after paying related fees of $24.3, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 5.00% senior notes are due semi-annually each February 15 and August 15. On February 8, 2019, the Company received consents (the “Requisite Consents”) from holders of a majority of the aggregate principal amount of its outstanding 5.00% senior notes to approve amendments to the indenture relating to the 5.00% senior notes (the “Indenture”). Following receipt of the Requisite Consents, the Company, its subsidiary guarantors and the trustee for the Indenture executed a supplemental indenture to give effect to the amendments. The supplemental indenture more closely aligned certain provisions of the Indenture with the comparable provisions included in the indentures for the Company’s other senior notes, specifically to (i) add an exception to the restricted payments covenant in the Indenture and (ii) revise the “Permitted Investments” definition in the Indenture to add an additional category of Permitted Investments under the Indenture. In connection with the required consents, the Company incurred $8.4 of debt modification costs during the year ended September 30, 2019, which were deferred and will be amortized to interest expense over the remaining term of the 5.00% senior notes, and recorded expense of $1.3 in the year ended September 30, 2019, which was included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations.
On February 14, 2017, the Company issued $1,000.0 principal value of 5.50% senior notes maturing in March 2025 and $750.0 principal value of 5.75% senior notes maturing in March 2027. The 5.50% senior notes maturing in March 2025 and the 5.75% senior notes were each issued at par, and the Company received $1,725.4 after paying related fees of $24.6, which were deferred and are being amortized to interest expense over the term of the notes. On August 10, 2017, the Company issued an additional $750.0 principal value of 5.75% senior notes maturing in March 2027. The additional 5.75% senior notes were issued at 105.5% of par value, and the Company received $784.0 after paying related fees of $7.2, which were deferred and are being amortized to interest expense over the term of the 5.75% senior notes. The premium related to the 5.75% senior notes was recorded as an unamortized premium, and is being amortized as a reduction to interest expense over the term of the notes. Interest payments on the 5.75% senior notes are due semi-annually each March 1 and September 1.
On December 1, 2017, the Company issued $1,000.0 principal value of 5.625% senior notes maturing in January 2028. The 5.625% senior notes were issued at par, and the Company received $990.6 after paying related fees of $9.4, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 5.625% senior notes are due semi-annually each January 15 and July 15.
On July 3, 2019, the Company issued $750.0 principal value of 5.50% senior notes maturing in December 2029. The 5.50% senior notes maturing in December 2029 were issued at par, and the Company received $743.0 after incurring investment banking and other fees and expenses of $7.0, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 5.50% senior notes maturing in December 2029 are due semi-annually each June 15 and December 15.
On February 26, 2020, the Company issued $1,250.0 principal value of 4.625% senior notes maturing in April 2030. The 4.625% senior notes were issued at par, and the Company received $1,241.0 after incurring investment banking and other fees and expenses of $9.0, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 4.625% senior notes are due semi-annually each April 15 and October 15, beginning on October 15, 2020. On August 14, 2020, the Company issued an additional $400.0 principal value of 4.625% senior notes maturing in April 2030. The additional 4.625% senior notes were issued at a price of 105.5% of the par value and the Company received $417.5 after incurring investment banking and other fees and expenses of $4.5 which were deferred and are being amortized to interest expense over the term of the notes. The premium related to the 4.625% senior notes was recorded as an unamortized premium, and is being amortized as a reduction of interest expense over the term of the notes.
All of the Company’s senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than immaterial subsidiaries, receivables finance subsidiaries and subsidiaries the Company designated as unrestricted subsidiaries, which such unrestricted subsidiaries includes 8th Avenue and its subsidiaries and BellRing Brands, Inc. and its subsidiaries. These guarantees are subject to release in certain circumstances.
Credit Agreement
On March 28, 2017, the Company entered into an amended and restated credit agreement (the “First AR Credit Agreement”). On March 18, 2020, the Company entered into a second amended and restated credit agreement (the “Second AR Credit Agreement”). The Second AR Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Second AR Credit Agreement in an aggregate amount of up to $75.0. The Company incurred $3.6 of issuance costs in connection with entering into the Second AR Credit Agreement, which were deferred and are being amortized to interest expense over the term of the Second AR Credit Agreement. Additionally, the Company recorded write-offs of debt issuance costs of $0.8 in the year ended September 30, 2020, which were included in “Loss on extinguishment of debt, net” in the Consolidated Statement of Operations.
During the year ended September 30, 2020, the Company borrowed $500.0 under the Revolving Credit Facility and repaid $500.0 on the Revolving Credit Facility. The proceeds under the Revolving Credit Facility may be used for working capital, general corporate or other purposes as permitted by the Revolving Credit Facility. The Revolving Credit Facility has outstanding letters of credit of $18.8, which reduced the available borrowing capacity under the Revolving Credit Facility to $731.2 at September 30, 2020. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
The Second AR Credit Agreement provides for potential incremental revolving and term facilities at the request of the Company and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the Second AR Credit Agreement.
The Second AR Credit Agreement permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and authorizes the release of liens on) the assets of, and the equity interests in, such unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors under the Second AR Credit Agreement. The Company’s obligations under the Second AR Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than immaterial domestic subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries and BellRing Brands, Inc. and its subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin, which initially were 1.50% for Eurodollar rate-based loans and 0.50% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio (as defined in the Second AR Credit Agreement), with the applicable margin for Eurodollar rate loans and base rate loans being (i) 2.00% and 1.00%, respectively, if the secured net leverage ratio is greater than or equal to 3.00:1.00, (ii) 1.75% and 0.75%, respectively, if the secured net leverage ratio is less than 3.00:1.00 and greater than or equal to 1.50:1.00 or (iii) 1.50% and 0.50%, respectively, if the secured net leverage ratio is less than 1.50:1.00. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility initially accrued at the rate of 0.25%, and thereafter, will accrue at a rate of 0.375% if the Company’s secured net leverage ratio is greater than 3.00:1.00, and will accrue at a rate of 0.25% if the Company’s secured net leverage ratio is less than or equal to 3.00:1.00.
The Second AR Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or default under certain other indebtedness in excess of $100.0, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $100.0, attachments issued against all or any material part of the Company’s property, certain events under the Employee Retirement Income Security Act of 1974 (“ERISA”), a change of control (as defined in the Second AR Credit Agreement), the invalidity of any loan document and the failure of the collateral documents to create a valid and perfected first priority lien (subject to certain permitted liens). Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the Second AR Credit Agreement may accelerate and the agent and lenders under the Second AR Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees of the Company’s obligations under the Second AR Credit Agreement.
2020 Bridge Loan
On October 11, 2019, in connection with the IPO and the formation transactions, the Company entered into a $1,225.0 bridge facility agreement (the “2020 Bridge Loan Facility”) and borrowed $1,225.0 under the 2020 Bridge Loan Facility (the “2020 Bridge Loan”). On October 21, 2019, BellRing entered into a borrower assignment and assumption agreement with the Company and the administrative agent under the 2020 Bridge Loan Facility, under which BellRing became the borrower under the 2020 Bridge Loan and assumed all interest of $2.2 thereunder, and the Company and its subsidiary guarantors (other than BellRing and its domestic subsidiaries) were released from all material obligations thereunder. The Company retained the net cash proceeds of the 2020 Bridge Loan, and following the assumption by BellRing of the 2020 Bridge Loan Facility, used the cash proceeds of the 2020 Bridge Loan to repay a portion of the $1,309.5 outstanding principal balance of its Term Loan (as defined below). The domestic subsidiaries of BellRing continued to guarantee the 2020 Bridge Loan, and BellRing’s obligations under the 2020 Bridge Loan became secured by a first priority security interest in substantially all of the assets (other than real property) of BellRing and in substantially all of the assets of its subsidiary guarantors. On October 21, 2019, the 2020 Bridge Loan was repaid in full by BellRing. In connection with the 2020 Bridge Loan Facility, the Company incurred issuance costs of $19.1, of which $15.3 were refunded to the Company at the closing of the IPO on October 21, 2019, and the remaining $3.8 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Consolidated Statement of Operations for the year ended September 30, 2020.
2018 Bridge Loan
On September 24, 2018, in connection with the 8th Avenue Transactions (see Note 6), the Company entered into a $625.0 bridge facility agreement (the “2018 Bridge Loan Facility”) and borrowed $625.0 under the Bridge Loan Facility (the 2018 Bridge Loan, as defined in Note 6). The 2018 Bridge Loan bore interest at a rate per annum equal to the Eurodollar Rate (as such term is defined in the 2018 Bridge Loan Facility) plus 450 basis points. In connection with the 2018 Bridge Loan Facility, the Company incurred issuance costs of $10.4, of which $7.8 were refunded to the Company at the closing of the 8th Avenue Transactions on October 1, 2018, and the remaining $2.6 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Consolidated Statement of Operations for the year ended September 30, 2019 (see Note 6). Upon the closing of the 8th Avenue Transactions on October 1, 2018, the 2018 Bridge Loan was assumed by 8th Avenue and the Company (other than 8th Avenue and its subsidiaries) was released from its repayment obligations thereunder while retaining the proceeds from the 2018 Bridge Loan.
Term Loans
On May 24, 2017, the Company entered into a Joinder Agreement No. 1 (“Joinder No. 1”). Joinder No.1 provided for an incremental term loan of $1,200.0 (the “Joinder No. 1 Term Loan”) under the First AR Credit Agreement. Pursuant to Joinder No. 1, the Company borrowed $1,200.0 and used a portion of the proceeds to fund payments to holders of the Company’s then outstanding 8.00% senior notes and then outstanding 7.75% senior notes who tendered their notes in connection with the Company’s tender offer and whose notes were accepted for purchase and to pay related fees and expenses. On June 29, 2017, the Company entered into a Joinder Agreement No. 2 (“Joinder No. 2”). Joinder No. 2 provided for an incremental term loan of $1,000.0 (the “ Joinder No. 2 Term Loan”) under the First AR Credit Agreement. Pursuant to Joinder No. 2, the Company borrowed $1,000.0 and used the proceeds, together with cash on hand, to finance its fiscal 2017 acquisition of Latimer Newco 2 Limited (“Latimer”), and all of Latimer’s direct and indirect subsidiaries, including Weetabix Limited. The Joinder No. 2 Term Loan was combined with the outstanding amounts under the Joinder No.1 Term Loan (collectively the “Term Loan”). On

March 8, 2018, the Company entered into a second amendment to the First AR Credit Agreement (the “Second Amendment”). Under the Second Amendment, the interest rate margin for the Term Loan was reduced by 25 basis points such that a Term Loan that is a Eurodollar Rate Loan accrues interest at the Eurodollar Rate plus 2.00% per annum, and a Term Loan that is a Base Rate Loan accrues interest at the Base Rate plus 1.00% per annum (as such terms were defined in the First AR Credit Agreement). All other material provisions of the Credit Agreement remained unchanged. The interest rate on the Term Loan was 4.04% at September 30, 2019.
Municipal Bond
In connection with the ongoing construction of a filtration system at the Company’s potato plant in Chaska, Minnesota, the Company continues to incur debt that guarantees the repayment of certain industrial revenue bonds used to finance the construction of the project. During the year ended September 30, 2020, the Company received $2.2 in proceeds related to the municipal bond and repaid $1.1 related to the municipal bond. Principal payments are due annually on March 1, and interest payments are due semi-annually each March 1 and September 1. The debt matures on March 1, 2028.
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
On October 21, 2019, BellRing borrowed the full amount under the BellRing Term B Facility and $100.0 under the BellRing Revolving Credit Facility. The BellRing Term B Facility was issued at 98.0% of par and BellRing received $776.4 from the BellRing Term B Facility and BellRing Revolving Credit Facility after accounting for the original issue discount of $14.0 and paying investment banking and other fees of $9.6, which were deferred and are being amortized to interest expense over the terms of the loans. BellRing used the proceeds, together with the net proceeds of the IPO that were contributed to it by BellRing Brands, Inc., (i) to repay in full the $1,225.0 of borrowings under the 2020 Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse the Company for, as applicable, all fees and expenses incurred by BellRing Brands, Inc., BellRing or the Company in connection with the IPO and the formation transactions, (iii) to reimburse the Company for the amount of cash on BellRing’s balance sheet immediately prior to the completion of the IPO and (iv) for general corporate and working capital purposes, as well as to repay $20.0 of outstanding borrowings under the BellRing Revolving Credit Facility.
During the year ended September 30, 2020, BellRing borrowed $195.0 under the BellRing Revolving Credit Facility and repaid $165.0 on the BellRing Revolving Credit Facility. As of September 30, 2020, the available borrowing capacity under the BellRing Revolving Credit Facility was $170.0 and there were no outstanding letters of credit.
Borrowings under the BellRing Term B Facility bear interest, at the option of BellRing, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. The BellRing Term B Facility requires quarterly scheduled amortization payments of $8.75, which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the BellRing Credit Agreement) during the year ended September 30, 2020. The BellRing Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) beginning with the fiscal year ending September 30, 2020, of 75% of consolidated excess cash flow (as defined in the BellRing Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the BellRing Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). The Company classified $28.8 related to this mandatory prepayment of excess cash flow in “Current portion of long-term debt” on the Consolidated Balance Sheet at September 30, 2020. BellRing may prepay the BellRing Term B Facility at its option without penalty or premium. The interest rate on the BellRing Term B Facility was 6.00% at September 30, 2020.
Borrowings under the BellRing Revolving Credit Facility bear interest, at the option of BellRing, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially were 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the BellRing Revolving Credit Facility initially accrued at the rate of 0.50% per annum and thereafter, depending on

BellRing’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. The interest rate on the drawn portion of the BellRing Revolving Credit Facility was 5.25% at September 30, 2020.
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

Repayments of Long-Term Debt
The following table shows the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment of debt, net” in the Consolidated Statements of Operations.

	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
Year Ended September 30,	Issuance	Principal Amount Repaid	Debt Repurchased at a Discount	Premium and Debt Extinguishment Costs Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	Term Loan	$1,309.5	$—	$—	$9.1	$—
	2020 Bridge Loan	1,225.0	—	—	3.8	—
	5.50% Senior Notes maturing in March 2025	1,000.0	—	41.3	8.7	—
	Revolving Credit Facility	500.0	—	—	—	—
	BellRing Revolving Credit Facility	165.0	—	—	—	—
	8.00% Senior Notes	122.2	—	8.5	0.7	—
	BellRing Term B Facility	26.3	—	—	—	—
	Municipal bond	1.1	—	—	—	—
	Second AR Credit Agreement	—	—	—	0.8	—
2020	Total	$4,349.1	$—	$49.8	$23.1	$—

	Term Loan	$863.0	$—	$—	$7.6	$—
	5.75% Senior Notes	27.0	(1.5)	—	0.3	(0.7)
	5.625% Senior Notes	20.0	(1.3)	—	0.2	—
	5.00% Senior Notes	13.0	(1.2)	—	0.1	—
	Capital lease	0.1	—	—	—	—
	2018 Bridge Loan (a)	—	—	—	2.6	—
2019	Total	$923.1	$(4.0)	$—	$10.8	$(0.7)

	6.00% Senior Notes	$630.0	$—	$30.8	$6.5	$—
	5.625% Senior Notes	39.1	(2.1)	—	0.4	—
	5.75% Senior Notes	173.7	(3.1)	—	1.9	(4.6)
	5.00% Senior Notes	39.7	(2.5)	—	0.4	—
	8.00% Senior Notes	15.3	—	2.0	0.1	—
	Term Loan (b)	22.0	—	0.9	0.4	—
2018	Total	$919.8	$(7.7)	$33.7	$9.7	$(4.6)
(a)In connection with the assumption of the 2018 Bridge Loan by 8th Avenue discussed above, the Company recorded a write-off of debt issuance costs during the year ended September 30, 2019 for costs that were not refunded upon the closing of the 8th Avenue Transactions.
(b)In connection with the Second Amendment entered into on March 8, 2018, the Company paid debt extinguishment costs and recorded a write-off of debt issuance costs.
Debt Covenants
Second AR Credit Agreement
Under the terms of the Second AR Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Second AR Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Second AR Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of September 30, 2020, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.

The Second AR Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Second AR Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of September 30, 2020.
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
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the cases could still result in a material adverse outcome. At September 30, 2020 and 2019, the Company had accrued $3.5 and $6.2, respectively, for this matter that was included in “Other current liabilities” on the Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s consolidated financial condition, results of operations and cash flows could be materially affected.
During the years ended September 30, 2019 and 2018, the Company expensed $5.0 and $8.3 related to these settlements, respectively, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. No expense was recorded in the year ended September 30, 2020 related to these matters. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
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
At September 30, 2019, the Company had an accrual of $19.1, which was reported in “Other current liabilities” on the Consolidated Balance Sheet. All remaining cash payments related to these matters were made in October 2019 and there was no accrual reported on the Consolidated Balance Sheet at September 30, 2020. During the years ended September 30, 2019 and 2018, the Company expensed $9.7 and $13.4, respectively, related to these matters. The expense was included in “Selling, general and administrative expenses” and “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2019 and in “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2018. No expense was recorded in the year ended September 30, 2020 related to these matters.
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
Bob Evans Lease Guarantees
Historically, Bob Evans guaranteed certain payment and performance obligations associated with the leases for 143 properties (the “Guarantees”) leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantees remained in effect following the Company’s acquisition of Bob Evans. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, subject in certain cases to certain early termination allowances, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to September 30, 2020, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $13.9 and will increase up to 1.5% annually based on indexed inflation. The lease terms for the majority of the leases extend for approximately 17 years from September 30, 2020, and the Guarantees would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under any of the Guarantees, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. While the COVID-19 pandemic has impacted the restaurants industry generally, including the Bob Evans Restaurant Business, the Bob Evans Restaurant Business was able to amend certain of its leases during fiscal 2020 in order to ensure that it continues to meet its obligations under these leases, and there is no indication that the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantees is immaterial as of September 30, 2020.
NOTE 19 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the U.S., the U.K. and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance). The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and certain allocations. Amounts for the Canadian plans are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. With respect to defined benefits for Canadian Post Consumer Brands employees, eligibility is frozen to new entrants and benefit accrual is frozen for salaried employees. With respect to defined benefits for U.S. Post Consumer Brands employees, eligibility is frozen to new employees and the benefit accruals are frozen for all administrative employees and certain production employees. The benefit accrual is frozen for salaried Weetabix North America employees in the U.S. With respect to Weetabix employees in the U.K participating in the executive and group schemes of the defined benefit pension plans, eligibility is frozen to new entrants and the benefit accrual is frozen with respect to participants.

Defined Benefit Pension Plans
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2020 and a statement of the funded status and amounts recognized on the Consolidated Balance Sheets as of September 30, 2020 and 2019.

	North America		Other International
	Year Ended September 30,		Year Ended September 30,
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of period	$121.5	$100.9	$780.5	$691.2
Service cost	4.3	3.7	—	5.6
Interest cost	3.7	4.1	14.7	18.9
Plan participants’ contributions	0.5	0.5	—	2.2
Prior service cost (a)	—	—	11.4	1.5
Actuarial loss	6.6	17.3	17.6	126.6
Benefits paid	(5.4)	(4.6)	(25.9)	(26.2)
Currency translation	(0.1)	(0.4)	36.1	(39.3)
Benefit obligation at end of period	$131.1	$121.5	$834.4	$780.5

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$119.7	$114.1	$946.9	$844.5
Actual return on plan assets	6.4	9.8	28.1	169.9
Employer contributions	0.4	0.3	—	4.8
Plan participants’ contributions	0.5	0.5	—	2.2
Benefits paid	(5.4)	(4.6)	(25.9)	(26.2)
Currency translation	(0.1)	(0.4)	44.1	(48.3)
Fair value of plan assets at end of period	121.5	119.7	993.2	946.9
Funded status	$(9.6)	$(1.8)	$158.8	$166.4

Amounts recognized in assets or liabilities
Other assets	$0.2	$0.3	$158.8	$166.4
Other liabilities	(9.8)	(2.1)	—	—
Net amount recognized	$(9.6)	$(1.8)	$158.8	$166.4

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$28.2	$23.4	$(32.3)	$(46.5)
Prior service cost	0.3	0.4	11.5	0.1
Total	$28.5	$23.8	$(20.8)	$(46.4)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	3.01%	3.32%	n/a	n/a
Discount rate — Canadian plans	2.71%	2.84%	n/a	n/a
Discount rate — Other international plans	n/a	n/a	1.73%	1.84%
Rate of compensation increase — U.S. plans	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Canadian plans	2.75%	2.75%	n/a	n/a
Rate of compensation increase — Other international plans	n/a	n/a	2.65%	2.55%
(a)During the year ended September 30, 2020, the Company recognized prior service cost as a result of an amendment to the benefit plan for Weetabix employees in the U.K. participating in the group scheme. During the year ended September 30, 2019, the Company recognized prior service cost as a result of U.K. high court rulings made in connection with the Guaranteed Minimum Pension (the “GMP”).
The accumulated benefit obligation exceeded the fair value of plan assets for the North American pension plans at September 30, 2020, whereas the fair value of plan assets for the North American pension plans equaled the accumulated benefit obligation at September 30, 2019. The fair value of plan assets for the other international pension plans exceeded the accumulated benefit obligation at September 30, 2020 and 2019. The aggregate accumulated benefit obligation for the North American pension plans was $129.3 and $119.7 at September 30, 2020 and 2019, respectively. The aggregate accumulated benefit obligation for the other international pension plans was $831.1 and $776.4 at September 30, 2020 and 2019, respectively.
The following tables provide the components of net periodic benefit cost for the pension plans including amounts recognized in OCI. For the years ended September 30, 2020, 2019 and 2018, service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other income, net” in the Consolidated Statements of Operations.

	North America
	Year Ended September 30,
	2020	2019	2018
Components of net periodic benefit cost
Service cost	$4.3	$3.7	$4.2
Interest cost	3.7	4.1	3.6
Expected return on plan assets	(6.4)	(6.4)	(4.4)
Recognized net actuarial loss	1.8	—	1.1
Recognized prior service cost	0.1	0.1	0.1
Net periodic benefit cost	$3.5	$1.5	$4.6

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	3.32%	4.30%	3.86%
Discount rate — Canadian plans	2.84%	3.53%	3.63%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.69%
Expected return on plan assets — U.S. plans	5.53%	5.74%	5.46%
Expected return on plan assets — Canadian plans	5.75%	5.75%	6.00%

Changes in plan assets and benefit obligation recognized in Total Comprehensive Income
Net loss (gain)	$6.6	$13.9	$(3.7)
Recognized loss	(1.8)	—	(1.1)
Recognized prior service cost	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income (before tax effects)	$4.7	$13.8	$(4.9)

	Other International
	Year Ended September 30,
	2020	2019	2018
Components of net periodic benefit cost
Service cost	$—	$5.6	$6.7
Interest cost	14.7	18.9	19.6
Expected return on plan assets	(24.6)	(28.8)	(31.7)
Recognized curtailment (a)	—	1.5	—
Net periodic benefit income	$(9.9)	$(2.8)	$(5.4)

Weighted-average assumptions used to determine net benefit cost
Discount rate	1.84%	2.81%	2.72%
Rate of compensation increase	2.55%	2.75%	2.70%
Expected return on plan assets	2.53%	3.51%	3.56%

Changes in plan assets and benefit obligation recognized in Total Comprehensive Income
Net loss (gain)	$14.2	$(14.4)	$8.2
Prior service cost (b)	11.4	1.5	—
Recognized curtailment (a)	—	(1.5)	—
Total recognized in other comprehensive income (before tax effects)	$25.6	$(14.4)	$8.2

(a)In September 2019, the Company signed an amendment to the pension deed to close the defined benefit plan for Weetabix employees in the U.K. participating in the group scheme. Eligibility is frozen to new entrants, and the benefit accrual is frozen with respect to current participants. Due to the closure of the group scheme plan, the prior service cost recognized in accumulated OCI in connection with the GMP high court rulings was reclassified to earnings during the year ended September 30, 2019.
(b)During the year ended September 30, 2020, the Company recognized prior service cost as a result of an amendment to the benefit plan for Weetabix employees in the U.K. participating in the group scheme. During the year ended September 30, 2019, the Company recognized prior service cost as a result of U.K. high court rulings made in connection with the GMP.
The Company expects to make contributions of $0.2 and zero to its defined benefit North American and other international pension plans, respectively, during fiscal 2021.
The expected return on North American pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 55.6% equity securities, 40.8% fixed income and bonds, 2.6% real assets and 1.0% cash and cash equivalents. At September 30, 2020, equity securities were 58.3%, fixed income and bonds were 40.6%, real assets were 0.1% and cash and cash equivalents were 1.0% of the fair value of total plan assets, 99.5% of which was invested in passive index funds. At September 30, 2019, equity securities were 46.4%, fixed income and bonds were 47.3%, real assets were 5.3% and cash and cash equivalents were 1.0% of the fair value of total plan assets, 99.6% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The expected return on other international pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 67.1% fixed income and bonds, 30.2% liability driven investments, 2.5% real assets and 0.2% cash and cash equivalents. At September 30, 2020, fixed income and bonds were 69.6%, liability driven investments were 27.2%, real assets were 1.3% and cash and cash equivalents were 1.9% of the fair value of total plan assets, 34.4% of which was invested in passive index funds. At September 30, 2019, fixed income and bonds were 62.5%, liability driven investments were 30.1%, real assets was 1.7% and cash and cash equivalents were 5.7% of the fair value of total plan assets, 33.7% of which was invested in passive index funds. The allocation guidelines were established by the trustees of the plan based on their determination of the appropriate risk posture and long-term objectives after consulting with management.
The following tables present the North American and other international pension plans’ assets measured at fair value on a recurring basis and the basis for that measurement. The fair value of funds is based on quoted net asset values of the shares held by the plans at year end. Certain prior year amounts have been reclassified to conform with fiscal 2020 presentation.

	North America
	September 30, 2020			September 30, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Equities	$10.5	$—	$10.5	$9.9	$—	$9.9
Fixed income and bonds	5.5	—	5.5	5.3	—	5.3
Cash and cash equivalents	1.3	1.3	—	1.2	1.2	—
Fair value of plan assets in the fair value hierarchy	17.3	1.3	16.0	16.4	1.2	15.2
Equities	60.3	—	—	45.6	—	—
Fixed income and bonds	43.8	—	—	51.3	—	—
Real assets	0.1	—	—	6.4	—	—
Investments measured at net asset value (a)	104.2	—	—	103.3	—	—
Total plan assets	$121.5	$1.3	$16.0	$119.7	$1.2	$15.2

	Other International
	September 30, 2020			September 30, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Fixed income and bonds	$642.1	$642.1	$—	$554.8	$554.8	$—
Liability driven instruments	241.6	241.6	—	258.6	258.6	—
Cash and cash equivalents	16.1	16.1	—	51.3	51.3	—
Fair value of plan assets in the fair value hierarchy	899.8	899.8	—	864.7	864.7	—
Fixed income and bonds	49.2	—	—	37.0	—	—
Liability driven instruments	28.6	—	—	26.0	—	—
Real assets	12.8	—	—	16.5	—	—
Cash and cash equivalents	2.8	—	—	2.7	—	—
Investments measured at net asset value (a)	93.4	—	—	82.2	—	—
Total plan assets	$993.2	$899.8	$—	$946.9	$864.7	$—
(a)In accordance with ASC Topic 820-10, certain investments were measured at net asset value per share (“NAV”). In cases where the fair value was measured at NAV using the practical expedient provided for in ASC Topic 820-10, the investments have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the tables above.

Other Postretirement Benefits
The following table provides a reconciliation of the changes in the North American other postretirement benefit obligations over the two year period ended September 30, 2020. Besides the North American plans, the Company does not maintain any other postretirement benefit plans.

	Year Ended September 30,
	2020	2019
Change in benefit obligation
Benefit obligation at beginning of period	$66.4	$55.2
Service cost	0.6	0.4
Interest cost	1.9	2.1
Actuarial loss	4.6	11.5
Benefits paid	(2.7)	(2.6)
Currency translation	(0.1)	(0.2)
Benefit obligation at end of period	$70.7	$66.4

Change in fair value of plan assets
Employer contributions	2.7	2.6
Benefits paid	(2.7)	(2.6)
Fair value of plan assets at end of period	—	—
Funded status	$(70.7)	$(66.4)

Amounts recognized in assets or liabilities
Other current liabilities	(2.8)	(2.5)
Other liabilities	(67.9)	(63.9)
Net amount recognized	$(70.7)	$(66.4)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$14.3	$10.3
Prior service credit	(14.7)	(19.4)
Total	$(0.4)	$(9.1)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	2.79%	3.20%
Discount rate — Canadian plans	2.78%	2.86%
Rate of compensation increase — Canadian plans	2.75%	2.75%

The following table provides the components of net periodic benefit cost for the other postretirement benefit plans including amounts recognized in OCI. For the years ended September 30, 2020, 2019 and 2018, service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other income, net” in the Consolidated Statements of Operations.

	Year Ended September 30,
	2020	2019	2018
Components of net periodic benefit cost
Service cost	$0.6	$0.4	$0.5
Interest cost	1.9	2.1	2.1
Recognized net actuarial loss	0.6	—	0.3
Recognized prior service credit	(4.7)	(4.7)	(4.7)
Net periodic benefit cost	$(1.6)	$(2.2)	$(1.8)

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	3.20%	4.27%	3.77%
Discount rate — Canadian plans	2.86%	3.54%	3.69%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%

Changes in benefit obligation recognized in Total Comprehensive Income
Net loss (gain)	$4.6	$11.5	$(9.9)
Recognized net actuarial loss	(0.6)	—	(0.3)
Recognized prior service credit	4.7	4.7	4.7
Currency translation	—	—	0.4
Total recognized in other comprehensive income (before tax effects)	$8.7	$16.2	$(5.1)
For September 30, 2020 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2021 was 6.1% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for 2025 and beyond. For September 30, 2019 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2020 was 6.3% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for 2025 and beyond. For September 30, 2020 and 2019 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 5.0% and 5.5%, respectively, declining gradually to an ultimate rate of 4.5% for 2021 and beyond for the years ended September 30, 2020 and 2019.
Additional Information
As of September 30, 2020, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2021	2022	2023	2024	2025	2025- 2029
Pension benefits	$25.2	$26.3	$27.3	$28.5	$29.8	$168.9
Other benefits	2.9	3.2	3.5	3.6	3.6	18.3
Subsidy receipts	0.1	0.1	0.1	0.2	0.2	1.0
In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $18.4, $17.9 and $19.6 for the years ended September 30, 2020, 2019 and 2018, respectively.
NOTE 20 — STOCK-BASED COMPENSATION
The Company’s employees, including BellRing employees, participate in Post’s 2012 Long-Term Incentive Plan (the “Post 2012 Plan”), Post’s 2016 Long-Term Incentive Plan (the “Post 2016 Plan”) and Post’s 2019 Long-Term Incentive Plan (the “Post 2019 Plan”) (collectively, the “Post Long-Term Incentive Plans”). Subsequent to the IPO, BellRing’s employees also began participating in Belling’s 2019 Long-Term Incentive Plan (the “BellRing 2019 Plan”).

Post Long-Term Incentive Plans
On February 3, 2012, the Company established the Post 2012 Plan, which permitted the issuance of various stock-based compensation awards of up to 6.5 shares. On January 28, 2016, the Company’s shareholders approved the Post 2016 Plan, which permitted the issuance of stock-based compensation awards of up to 2.4 shares. Upon the effectiveness of the Post 2016 Plan, all remaining shares available to be issued under the Post 2012 Plan were transferred to the Post 2016 Plan. On January 24, 2019, the Company’s shareholders approved the Post 2019 Plan, which permits the issuance of stock-based compensation awards of up to 1.2 shares, plus shares remaining to be issued under the Post 2016 Plan (including any shares assumed thereunder from the Post 2012 Plan) which were transferred to the Post 2019 Plan upon its effectiveness. Awards issued under the Post Long-Term Incentive Plans have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of the Company’s Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S.
The following disclosures reflect the details of Post’s Long-Term Incentive Plans, which includes BellRing employees who participate in such plans.
Total compensation cost for Post’s cash and non-cash stock-based compensation awards recognized in the years ended September 30, 2020, 2019 and 2018 was $47.1, $39.7 and $33.8, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $7.0, $6.6 and $7.8, respectively. As of September 30, 2020, the total compensation cost related to Post’s non-vested awards not yet recognized was $59.7, which is expected to be recognized over a weighted-average period of 1.7 years.
Post Stock Appreciation Rights (“Post SSARs”)
Information about Post SSARs is summarized in the following table. Upon exercise of each Post SSAR, the holder will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of Post SSARs exercised was $0.1 and $0.1 during the years ended September 30, 2020 and 2018, respectively. There were no Post SSARs exercised during the year ended September 30, 2019.There were no Post SSARs granted during the years ended September 30, 2020, 2019 or 2018.

in millions, except Post SSARs or where otherwise indicated	Post SSARs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2019	136,031	$41.94
Granted	—	—
Exercised	(1,031)	18.10
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2020	135,000	42.12	2.75	$5.9
Vested and expected to vest as of September 30, 2020	135,000	42.12	2.75	5.9
Exercisable at September 30, 2020	135,000	42.12	2.75	5.9

Post Cash Settled Stock Appreciation Rights (“Post SARs”)
Information about Post SARs is summarized in the following table. There were no Post SARs granted during the years ended September 30, 2020, 2019 or 2018. Cash used by the Company to settle Post SARs was $0.2 and $5.0 during the years ended September 30, 2020 and 2018, respectively. There were no cash settlements of Post SARs during the year ended September 30, 2019.

in millions, except Post SARs or where otherwise indicated	Post SARs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2019	2,500	$18.10
Granted	—	—
Exercised	(2,500)	18.10
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2020	—	n/a	n/a	n/a
Vested and expected to vest as of September 30, 2020	—	n/a	n/a	n/a
Exercisable at September 30, 2020	—	n/a	n/a	n/a
The fair value of each Post SAR was estimated for each reporting period using the Black-Scholes Model. The expected term is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The following table presents the assumptions used to remeasure the fair value of outstanding Post SARs.

	2019	2018
Expected term (in years)	0	0.0
Expected stock price volatility	24.8%	21.5%
Risk-free interest rate	1.8%	2.6%
Expected dividends	0%	0%
Fair value (per Post SAR)	$87.84	$79.94
Post Stock Options

in millions, except Post stock options or where otherwise indicated	Post Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2019	1,758,026	$58.03
Granted	30,504	106.51
Exercised	(89,250)	44.11
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2020	1,699,280	59.63	5.21	$46.1
Vested and expected to vest as of September 30, 2020	1,699,280	59.63	5.21	46.1
Exercisable at September 30, 2020	1,509,246	55.91	4.88	45.6
The fair value of each Post stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a Post stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for Post stock options granted are summarized in the table below.

	2020	2019	2018
Expected term (in years)	6.5	6.5	6.5
Expected stock price volatility	29.2%	29.7%	30.7%
Risk-free interest rate	1.8%	3.1%	2.2%
Expected dividends	0%	0%	0%
Fair value (per Post stock option)	$35.32	$33.82	$28.52
The total intrinsic value of Post stock options exercised was $5.5, $148.2 and $4.7 in the years ended September 30, 2020, 2019 and 2018, respectively. The Company received proceeds from the exercise of Post stock options of $3.9, $112.6 and $5.7 during the years ended September 30, 2020, 2019 and 2018, respectively.
Post Restricted Stock Units (“Post RSUs”)

in millions, except Post RSUs or where otherwise indicated	Post RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2019	1,013,939	$81.27
Granted	351,786	103.97
Vested	(413,820)	82.16
Forfeited	(21,972)	95.08
Nonvested at September 30, 2020	929,933	89.14
The grant date fair value of each Post RSU award was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested Post RSUs was $89.14, $81.27 and $71.94 at September 30, 2020, 2019 and 2018, respectively. The total vest date fair value of Post RSUs that vested during fiscal 2020, 2019 and 2018 was $42.1, $24.9 and $17.4, respectively.
In fiscal 2018, 11,400 of the 13,300 Post RSUs granted by the Company to its non-management members of the Board of Directors had subjective acceleration rights such that the Company expensed the grant date fair value upon issuance and recognized related expense of $0.9 in the year ended September 30, 2018. None of the Post RSUs granted in fiscal 2020 and 2019 to non-management members of the Board of Directors had subjective acceleration rights and those awards are being amortized over the terms of the awards.
Post Cash Settled Restricted Stock Units (“Post Cash RSUs”)

in millions, except Post Cash RSUs or where otherwise indicated	Post Cash RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2019	49,000	$51.43
Granted	—	—
Vested	(9,800)	51.43
Forfeited	—	—
Nonvested at September 30, 2020	39,200	51.43
At September 30, 2020, the 39,200 nonvested Post Cash RSUs were valued at the greater of the closing stock price or the grant price of $51.43. Cash used by the Company to settle Post Cash RSUs was $0.9, $1.1 and $3.2 for the years ended September 30, 2020, 2019 and 2018, respectively.

Post Performance-Based Restricted Stock Units (“Post PRSUs”)

in millions, except Post PRSUs or where otherwise indicated	Post PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2019	82,871	$112.75
Granted	90,836	138.10
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2020	173,707	126.00
During the years ended September 30, 2020, 2019 and 2018, the Company granted Post PRSUs to certain employees. These awards will be earned by comparing Post’s total shareholder return (“TSR”) during a three year period to the respective TSRs of companies in a performance peer group. Based upon Post’s ranking in its performance peer group when comparing TSRs, a recipient of the Post PRSU grant may earn a total award ranging from 0% to 200% of the target award. The fair value of each Post PRSU was estimated on the grant date using a Monte Carlo simulation. The assumptions for Post PRSUs granted during the years ended September 30, 2020, 2019 and 2018 are summarized in the table below.

	2020	2019	2018
Expected term (in years)	3.0	3.0	3.0
Expected stock price volatility	22.2%	24.2%	31.8%
Risk-free interest rate	1.6%	2.9%	1.8%
Fair value (per Post PRSU)	$138.10	$122.34	$97.74
BellRing Long-Term Incentive Plan
On October 22, 2019, BellRing registered shares of its Class A Common Stock on a Form S-8 filed with the SEC, for issuance under the BellRing 2019 Plan, which permits the issuance of various stock-based compensation awards of up to 2.0 shares of BellRing’s Class A Common Stock. Awards issued under the BellRing 2019 Plan have a maximum term of 10 years, provided, however, that the corporate governance and compensation committee of BellRing’s board of directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S.
Total compensation cost for BellRing’s non-cash stock-based compensation awards recognized in the year ended September 30, 2020 was $2.5, and the related recognized deferred tax benefit was $0.6. As of September 30, 2020, the total compensation cost related to BellRing’s non-vested awards not yet recognized was $5.7, which is expected to be recognized over a weighted-average period of 2.7 years.
BellRing Stock Options
Information about BellRing’s stock options is summarized in the following table.

in millions, except BellRing stock options or where otherwise indicated	BellRing Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2019	—	$—
Granted	96,000	19.31
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2020	96,000	19.31	9.15	$0.1
Vested and expected to vest as of September 30, 2020	96,000	19.31	9.15	0.1
Exercisable at September 30, 2020	—	n/a	n/a	n/a
The fair value of each BellRing stock option was estimated on the date of grant using the Black-Scholes Model. BellRing uses the simplified method for estimating a BellRing stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for BellRing stock options granted during the year ended September 30, 2020 are summarized in the table below.

2020
Expected term (in years)	6.5
Expected stock price volatility	38.5%
Risk-free interest rate	1.6%
Expected dividends	0%
Fair value (per BellRing option)	$7.92
BellRing Restricted Stock Units (“BellRing RSUs”)
Information about BellRing’s RSUs is summarized in the following table.

in millions, except BellRing RSUs or where otherwise indicated	BellRing RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2019	—	$—
Granted	395,232	19.39
Vested	—	—
Forfeited	(10,000)	19.31
Nonvested at September 30, 2020	385,232	19.39
The grant date fair value of each BellRing RSU was determined based upon the closing price of BellRing’s Class A Common Stock on the date of grant.
Deferred Compensation
Post provides deferred compensation plans for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation, or with respect to key employee participants, all or a portion of their eligible annual bonus, until a later date based on the participant’s elections. Participant deferrals for employee participants may be notionally invested in Post common stock equivalents (the “Equity Option”) or into a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (the “Vanguard Funds”). In order to receive a 33.3% matching contribution, deferrals for director participants must be made into Post common stock equivalents. Deferrals into the Equity Option are generally distributed in Post stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to the administration of the deferred compensation plans. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in substantially the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability. For additional information, refer to Note 15.

NOTE 21 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	September 30,
	2020	2019	2018
Shares repurchased	6.1	3.3	2.8
Average share price	$97.67	$98.78	$76.21
Total cost including broker’s commissions (a)	$587.8	$330.8	$218.7
(a)Of the $587.8 total cost recorded during the year ended September 30, 2020, $7.4 was not settled until October 2020 and was included in “Other current liabilities” on the Consolidated Balance Sheet at September 30, 2020. Of the $330.8 total cost recorded during the year ended September 30, 2019, $8.7 was not settled until October 2019 and was included in “Other current liabilities” on the Consolidated Balance Sheet at September 30, 2019.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above the predetermined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the predetermined price, the Company will receive the number of shares specified in the agreement. During the year ended September 30, 2020, the Company entered into a structured share repurchase arrangement which required cash payments totaling $46.4, which were recorded as “Additional paid-in capital” on the Consolidated Balance Sheet at September 30, 2020 and as “Cash paid for stock repurchase contracts” in the Consolidated Statement of Cash Flows for year ended September 30, 2020. This arrangement will settle in November 2020 (subsequent to the end of the period) and will result in the receipt of either 0.6 shares of Post’s common stock or cash of $47.5.
NOTE 22 — SEGMENTS
At September 30, 2020, the Company’s reportable segments were as follows:
•Post Consumer Brands: North American RTE cereal;
•Weetabix: primarily U.K. RTE cereal and muesli;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products; and
•BellRing Brands: RTD protein shakes, other RTD beverages, powders and nutrition bars.
Due to the level of integration between the Foodservice and Refrigerated Retail segments, it is impracticable to present additions to property and intangibles and total assets separately for each segment. An allocation has been made between the two segments for depreciation based on inventory costing.
Management evaluates each segment’s performance based on its segment profit, which is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sales of businesses and facilities, gain on bargain purchase, interest expense and other unallocated corporate income and expenses.
In fiscal 2020, 2019 and 2018, Post’s external revenues were primarily generated by sales within the U.S.; foreign (primarily located in the U.K. and Canada) sales were 13.9%, 12.8% and 12.9% of total net sales, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2020 and 2019, the majority of Post’s tangible long-lived assets were located in the U.S.; the remainder were located primarily in the U.K. and Canada which combined have a net carrying value of approximately $294.2 and $279.0, respectively.
In the years ended September 30, 2020, 2019 and 2018, one customer, including its affiliates, accounted for 20.9%, 20.9% and 17.6%, respectively, of total net sales. All segments, except Foodservice, sold products to this major customer or its affiliates.
The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product. The historical Private Brands segment manufactured and distributed private label peanut and other nut butters, dried fruit and nut products, granola and pasta. Net sales for the years ended September 30, 2020 and 2019 are presented under ASC Topic 606, “Revenue from Contracts with Customers,” and net sales for the year ended September 30, 2018 are presented under ASC Topic 605, “Revenue Recognition.” Note that additions to property and intangibles exclude additions through business acquisitions (see Note 4).

	Year Ended September 30,
	2020	2019	2018
Net Sales
Post Consumer Brands	$1,949.1	$1,875.9	$1,831.7
Weetabix	440.4	418.2	423.4
Foodservice	1,361.8	1,627.4	1,548.2
Refrigerated Retail	961.2	907.3	790.9
BellRing Brands	988.3	854.4	827.5
Private Brands	—	—	848.9
Eliminations	(2.1)	(2.1)	(13.4)
Total	$5,698.7	$5,681.1	$6,257.2
Segment Profit
Post Consumer Brands	$393.5	$337.1	$329.2
Weetabix	112.3	94.8	87.2
Foodservice	25.6	198.4	157.6
Refrigerated Retail	125.6	95.1	90.0
BellRing Brands	164.0	175.1	124.4
Private Brands	—	—	60.8
Total segment profit	821.0	900.5	849.2
General corporate expenses and other	109.0	169.6	136.8
Gain on sale of business	—	(126.6)	—
Impairment of goodwill and other intangibles	—	63.3	124.9
Interest expense, net	388.6	322.4	387.3
Loss on extinguishment of debt, net	72.9	6.1	31.1
Expense (income) on swaps, net	187.1	306.6	(95.6)
Earnings before income taxes and equity method loss	$63.4	$159.1	$264.7
Net sales by product
Cereal and granola	$2,388.7	$2,293.3	$2,351.2
Eggs and egg products	1,307.8	1,578.4	1,542.8
Side dishes (including potato products)	536.6	519.6	398.2
Cheese and dairy	253.2	234.6	248.6
Sausage	168.1	149.6	96.0
Protein-based products and supplements	988.7	854.7	827.5
Nut butters and dried fruit and nut	—	—	487.5
Pasta	—	—	258.4
Other	57.3	52.5	53.0
Eliminations	(1.7)	(1.6)	(6.0)
Total	$5,698.7	$5,681.1	$6,257.2
Additions to property and intangibles
Post Consumer Brands	$67.4	$62.1	$51.5
Weetabix	24.6	37.7	26.3
Foodservice and Refrigerated Retail	139.5	162.3	114.6
BellRing Brands	2.1	3.2	5.0
Private Brands	—	—	26.6
Corporate	1.0	8.6	1.0
Total	$234.6	$273.9	$225.0
Depreciation and amortization
Post Consumer Brands	$112.4	$117.4	$122.0

Weetabix	35.9	35.0	38.1
Foodservice	119.6	111.8	105.4
Refrigerated Retail	73.1	74.1	57.9
BellRing Brands	25.3	25.3	25.9
Private Brands	—	—	40.9
Total segment depreciation and amortization	366.3	363.6	390.2
Corporate and accelerated depreciation	4.0	16.0	8.2
Total	$370.3	$379.6	$398.4

	September 30,
	2020	2019	2018
Assets, end of year
Post Consumer Brands	$3,291.7	$3,296.3	$3,391.7
Weetabix	1,864.5	1,779.1	1,853.3
Foodservice and Refrigerated Retail	5,022.0	5,033.8	5,132.4
BellRing Brands	653.5	594.0	559.3
Private Brands	—	—	1,055.3
Corporate	1,315.0	1,248.4	1,065.5
Total	$12,146.7	$11,951.6	$13,057.5

NOTE 23 — SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2020
Net sales	$1,456.8	$1,494.2	$1,336.4	$1,411.3
Gross profit	471.5	438.8	436.8	440.3
Net earnings (loss)	99.2	(191.4)	36.0	57.0
Net earnings (loss) available to common shareholders	99.2	(191.4)	36.0	57.0
Basic earnings (loss) per share	$1.40	$(2.76)	$0.53	$0.85
Diluted earnings (loss) per share	$1.38	$(2.76)	$0.52	$0.83

Fiscal 2019
Net sales	$1,411.3	$1,387.8	$1,439.2	$1,442.8
Gross profit	426.5	451.3	462.1	452.2
(Gain) loss on sale of business	(124.7)	(2.6)	—	0.7
Impairment of goodwill and other intangible assets	—	—	—	63.3
Net earnings (loss)	125.6	44.0	16.2	(61.1)
Net earnings (loss) available to common shareholders	123.6	43.0	16.2	(61.1)
Basic earnings (loss) per share	$1.85	$0.61	$0.22	$(0.84)
Diluted earnings (loss) per share	$1.67	$0.58	$0.21	$(0.84)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Management’s Report on Internal Control Over Financial Reporting
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
As of September 30, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2020, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in Internal Control Over Financial Reporting
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 and concluded that no activity has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item, appearing under the headings “Election of Directors – Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance – Board Meetings and Committees,” “Corporate Governance – Nomination Process for Election of Directors” and “Security Ownership of Certain Shareholders – Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for its 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2020 (the “2021 Proxy Statement”), is hereby incorporated by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Item 1 of this report.
The Company has adopted a code of ethics, our Code of Conduct, applicable to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which sets forth the Company’s expectations for the conduct of business by our directors, officers and employees. The Code of Conduct is available on the Company’s website at www.postholdings.com. In the event the Company amends the Code of Conduct or waivers of compliance are granted and it is determined that such amendments or waivers are subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company will post such amendments or waivers on its website or in a report on Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item, appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2021 Proxy Statement, is hereby incorporated by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2021 Proxy Statement shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item, appearing under the headings “Security Ownership of Certain Shareholders – Security Ownership of Certain Beneficial Owners,” “Security Ownership of Certain Shareholders – Security Ownership of Management” and “Compensation of Officers and Directors – Equity Compensation Plan Information” in the 2021 Proxy Statement, is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence and Role of the Independent Lead Director” in the 2021 Proxy Statement, is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement, is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Post Holdings, Inc. are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2020, 2019 and 2018
•Consolidated Balance Sheets at September 30, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2019 and 2018
•Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements

2.Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 2, 2018)
3.2	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 2, 2018)
3.3	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 19, 2020)
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

4.7	Description of Post Holdings, Inc.’s Registered Securities
†10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed on January 25, 2012)
†10.2	Post Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of February 3, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
†10.3	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)
†10.4	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of Post Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2012)
†10.5	Form of Cliff Vesting Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 26, 2012)
†10.6	Form of Cliff Vesting Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 26, 2012)
†10.7
Post Holdings, Inc. 2012 Long-Term Incentive Plan, as amended and restated, effective as of January 31, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2013)

†10.8	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on August 8, 2014)
†10.9	Post Holdings, Inc. Senior Management Bonus Program, effective as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)
†10.10	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)
†10.11	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2015)

Exhibit No.	Description
†10.12	Post Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of January 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)
†10.13	Form of Non-Employee Director Restricted Stock Unit Agreement (Non-Management Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2016)
†10.14	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 1, 2016)
†10.15	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 1, 2016)
†10.16	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2016)
†10.17	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2016)
†10.18	Form of Stock- or Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 16, 2016)
†10.19	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2017)
†10.20	Post Holdings, Inc. Amended and Restated Executive Savings Investment Plan, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2017)
†10.21
Post Holdings, Inc. Amended and Restated Deferred Compensation Plan for Key Employees, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2017)

†10.22
Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q filed on August 4, 2017)

†10.23	Form of Performance-Based, Stock Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2017)
†10.24	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 15, 2017)
10.25
Transaction Agreement, dated as of August 2, 2018, by and among THL Equity Fund VIII Investors (PB), LLC, 8th Avenue Food & Provisions, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K filed on August 2, 2018)

†10.26	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two year vesting) (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q filed on August 3, 2018)
10.27
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

10.28
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

†10.29	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two and five year vesting) (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on November 16, 2018)
†10.30	Form of Performance-Based, Stock Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2018)
†10.31	Form of Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2018)
†10.32	Post Holdings, Inc. 2019 Long-Term Incentive Plan, effective January 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2019)

Exhibit No.	Description
†10.33	Form of Stock-Settled Restricted Stock Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 30, 2019)
†10.34	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 30, 2019)
†10.35	Form of Non-Qualified Stock Option Award Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 30, 2019)
10.36
First Amendment to First Lien Credit Agreement, dated as of March 19, 2019, by and among 8th Avenue Food & Provisions, Inc. and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.66 to the Company’s Form 10-Q filed on May 3, 2019)

†10.37	Form of Stock-Settled Restricted Stock Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on November 22, 2019)
†10.38	Amendment to the Post Holdings, Inc. Senior Management Bonus Program, effective September 30, 2019 (Incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K filed on November 22, 2019)
†10.39
Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2019 (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q filed on February 7, 2020)

10.40
Master Transaction Agreement, dated as of October 7, 2019, by and among Post Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by BellRing Brands, Inc. on October 11, 2019 (File No. 333-233867))

10.41
Bridge Facility Agreement, dated as of October 11, 2019, by and among Post Holdings, Inc., certain subsidiaries of Post Holdings, Inc., as guarantors, the institutions from time to time party thereto as lenders, Morgan Stanley Senior Funding, Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA, and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint physical bookrunners, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 11, 2019)

10.42
Guarantee and Collateral Agreement, dated as of October 11, 2019, by and among Post Holdings, Inc., certain of its subsidiaries and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 11, 2019)

10.43
Tax Receivable Agreement, dated as of October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

10.44
Borrower Assignment and Assumption Agreement, dated as of October 21, 2019, by and among Post Holdings, Inc., BellRing Brands, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.8 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

10.45
Credit Agreement, dated as of October 21, 2019, by and among BellRing Brands, LLC, the institutions from time to time party thereto as lenders, Credit Suisse Loan Funding LLC, BofA Securities, Inc., Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, BMO Capital Markets Corp., Coöperatieve Rabobank U.A., New York Branch, Nomura Securities International, Inc., Suntrust Robinson Humphrey, Inc., UBS Securities LLC and Wells Fargo Securities, LLC, as co-managers, and Credit Suisse AG, Cayman Islands Branch, as administrative agent (Incorporated by reference to Exhibit 10.9 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

†10.46	Form of Performance-Based, Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2019)
†10.47	Form of Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 6, 2020)
10.48
First Amendment to Credit Agreement, dated as of February 21, 2020, by and among BellRing Brands, LLC and Credit Suisse AG, Cayman Islands Branch, as administrative agent (Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-Q filed on May 8, 2020)

10.49
Second Amended and Restated Credit Agreement, dated as of March 18, 2020, by and among Post Holdings, Inc., as borrower, the institutions from time to time party thereto as lenders, Barclays Bank PLC, as administrative agent, Barclays Bank PLC, BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as syndication agents, and Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as documentation agents (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 24, 2020)

Exhibit No.	Description
10.50
Second Amended and Restated Guarantee and Collateral Agreement, dated as of March 18, 2020, by and among Post Holdings, Inc., certain of its subsidiaries and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2020)

21.1	Subsidiaries of Post Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2020
31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2020
32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2020
101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document
101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document
101.CAL	iXBRL (Inline XBRL) Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL (Inline XBRL) Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL (Inline XBRL) Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL (Inline XBRL) Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-K for the year ended September 30, 2020, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.

By:	/s/ Robert V. Vitale
Robert V. Vitale
President and Chief Executive Officer
November 20, 2020
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff A. Zadoks and Diedre J. Gray, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert V. Vitale	Director, President and Chief Executive Officer (principal executive officer)	November 20, 2020
Robert V. Vitale

/s/ Jeff A. Zadoks	Executive Vice President and Chief Financial Officer (principal financial officer)	November 20, 2020
Jeff A. Zadoks

/s/ Bradly A. Harper	Senior Vice President, Chief Accounting Officer (principal accounting officer)	November 20, 2020
Bradly A. Harper

/s/ William P. Stiritz	Chairman of the Board	November 20, 2020
William P. Stiritz

/s/ Jay W. Brown	Director	November 20, 2020
Jay W. Brown

/s/ Dorothy M. Burwell	Director	November 20, 2020
Dorothy M. Burwell

/s/ Edwin H. Callison	Director	November 20, 2020
Edwin H. Callison

/s/ Gregory L. Curl	Director	November 20, 2020
Gregory L. Curl

/s/ Robert E. Grote	Director	November 20, 2020
Robert E. Grote

/s/ Ellen F. Harshman	Director	November 20, 2020
Ellen F. Harshman

/s/ David W. Kemper	Director	November 20, 2020
David W. Kemper

/s/ David P. Skarie	Director	November 20, 2020
David P. Skarie