Form 10-Q
period 2020-12-31
Post Holdings, Inc.
filed 2021-02-05
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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
Common Stock, $0.01 par value – 64,367,518 shares as of February 1, 2021

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2020	2019
Net Sales	$1,458.0	$1,456.8
Cost of goods sold	1,002.6	985.3
Gross Profit	455.4	471.5
Selling, general and administrative expenses	251.1	235.3
Amortization of intangible assets	40.6	40.1
Other operating (income) expenses, net	(2.6)	0.1
Operating Profit	166.3	196.0
Interest expense, net	96.6	102.9
Loss on extinguishment of debt, net	—	12.9
Income on swaps, net	(41.6)	(61.4)
Other income, net	(10.8)	(3.2)
Earnings before Income Taxes and Equity Method Loss	122.1	144.8
Income tax expense	23.2	30.4
Equity method loss, net of tax	7.9	7.3
Net Earnings Including Noncontrolling Interests	91.0	107.1
Less: Net earnings attributable to noncontrolling interests	9.8	7.9
Net Earnings	$81.2	$99.2

Earnings per Common Share:
Basic	$1.24	$1.40
Diluted	$1.21	$1.38

Weighted-Average Common Shares Outstanding:
Basic	65.7	70.7
Diluted	66.9	72.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2020	2019
Net Earnings Including Noncontrolling Interests	$91.0	$107.1
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(0.2)	(0.5)
Hedging adjustments:
Net loss on derivatives	—	(33.3)
Reclassifications to net earnings	0.5	7.2
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	101.6	115.1
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	0.1	0.1
Hedging adjustments:
Net loss on derivatives	—	8.5
Reclassifications to net earnings	(0.1)	(1.6)
Total Other Comprehensive Income Including Noncontrolling Interests	101.9	95.5
Less: Comprehensive income attributable to noncontrolling interests	10.1	8.4
Total Comprehensive Income	$182.8	$194.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2020	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,118.0	$1,187.9
Restricted cash	0.5	5.5
Receivables, net	452.7	441.6
Inventories	584.4	599.4
Prepaid expenses and other current assets	100.9	53.4
Total Current Assets	2,256.5	2,287.8
Property, net	1,776.0	1,779.7
Goodwill	4,492.0	4,438.6
Other intangible assets, net	3,182.5	3,197.5
Equity method investments	106.8	114.1
Other assets	326.5	329.0
Total Assets	$12,140.3	$12,146.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$36.1	$64.9
Accounts payable	374.0	367.9
Other current liabilities	480.0	541.6
Total Current Liabilities	890.1	974.4
Long-term debt	6,972.1	6,959.0
Deferred income taxes	808.5	784.5
Other liabilities	565.1	599.8
Total Liabilities	9,235.8	9,317.7

Shareholders’ Equity
Common stock	0.8	0.8
Additional paid-in capital	4,226.2	4,182.9
Retained earnings	289.8	208.6
Accumulated other comprehensive income (loss)	72.3	(29.3)
Treasury stock, at cost	(1,668.4)	(1,508.5)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,920.7	2,854.5
Noncontrolling interests	(16.2)	(25.5)
Total Shareholders’ Equity	2,904.5	2,829.0
Total Liabilities and Shareholders’ Equity	$12,140.3	$12,146.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net Earnings Including Noncontrolling Interests	$91.0	$107.1
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	94.1	90.3
Unrealized gain on interest rate swaps and foreign exchange contracts, net	(42.3)	(73.3)
Loss on extinguishment of debt, net	—	12.9
Non-cash stock-based compensation expense	13.9	11.4
Equity method loss, net of tax	7.9	7.3
Deferred income taxes	17.0	19.0
Other, net	(10.0)	3.2
Other changes in operating assets and liabilities:
Increase in receivables, net	(10.4)	(6.7)
Decrease (increase) in inventories	15.5	(6.1)
Increase in prepaid expenses and other current assets	(17.2)	(20.0)
(Increase) decrease in other assets	(8.3)	2.6
Decrease in accounts payable and other current liabilities	(48.0)	(41.3)
Increase in non-current liabilities	11.3	2.0
Net Cash Provided by Operating Activities	114.5	108.4
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	1.0	—
Additions to property	(53.9)	(77.3)
Proceeds from sale of property and assets held for sale	16.4	0.1
Purchases of equity securities	(5.0)	—
Cross-currency swap cash settlements	—	1.4
Net Cash Used in Investing Activities	(41.5)	(75.8)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	20.0	2,031.0
Repayments of long-term debt	(37.5)	(2,574.5)
Payments to appraisal rights holders	—	(3.8)
Purchases of treasury stock	(165.3)	(231.8)
Proceeds from initial public offering	—	524.4
Payments of debt issuance costs and deferred financing fees	(0.1)	(28.2)
Refund of debt issuance costs	—	15.3
Cash received from share repurchase contracts	47.5	—
Other, net	(19.1)	(7.3)
Net Cash Used in Financing Activities	(154.5)	(274.9)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	6.6	2.9
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(74.9)	(239.4)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,193.4	1,054.5
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,118.5	$815.1

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended December 31,
	2020	2019
Common Stock
Beginning and end of period	$0.8	$0.8
Additional Paid-in Capital
Beginning of period	4,182.9	3,734.8
Activity under stock and deferred compensation plans	(17.0)	(7.3)
Non-cash stock-based compensation expense	12.8	11.1
Cash received from share repurchase contracts	47.5	—
Initial public offering, net of tax	—	457.0
End of period	4,226.2	4,195.6
Retained Earnings
Beginning of period	208.6	207.8
Net earnings	81.2	99.2
End of period	289.8	307.0
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(4.3)	26.6
Net change in retirement benefits, net of tax	(0.1)	(0.4)
End of period	(4.4)	26.2
Hedging Adjustments, net of tax
Beginning of period	70.3	44.5
Net change in hedges, net of tax	0.3	(19.4)
End of period	70.6	25.1
Foreign Currency Translation Adjustments
Beginning of period	(95.3)	(167.9)
Foreign currency translation adjustments	101.4	114.8
End of period	6.1	(53.1)
Treasury Stock
Beginning of period	(1,508.5)	(920.7)
Purchases of treasury stock	(159.9)	(223.1)
End of period	(1,668.4)	(1,143.8)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,920.7	3,357.8
Noncontrolling Interests
Beginning of period	(25.5)	11.4
Initial public offering	—	(66.3)
Net earnings attributable to noncontrolling interests	9.8	7.9
Activity under stock and deferred compensation plans	(0.9)	—
Distribution to noncontrolling interest	(1.0)	—
Non-cash stock-based compensation expense	1.1	0.3
Net change in hedges, net of tax	0.1	0.2
Foreign currency translation adjustments	0.2	0.3
End of period	(16.2)	(46.2)
Total Shareholders’ Equity	$2,904.5	$3,311.6
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its consolidated subsidiaries) as of and for the fiscal year ended September 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 20, 2020.
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
Recently Issued
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by this ASU do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. This ASU is elective and effective for all entities as of March 12, 2020, the date this ASU was issued. An entity may elect to apply the amendments for contract modifications provided by this ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the impact of this ASU as it relates to its debt and hedging relationships.
Recently Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments. This ASU replaced the prior incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The Company adopted this ASU on October 1, 2020. In conjunction with the adoption of this ASU, the Company updated its methodology for calculating its allowance for doubtful accounts. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
BellRing
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), a subsidiary of the Company, closed its initial public offering (the “IPO”) of 39.4 shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”). BellRing received net proceeds from the IPO of $524.4, after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO, BellRing became a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR” and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of BellRing LLC’s non-voting membership units (the “BellRing LLC units”), with Post owning 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock, which provides the Company control over BellRing’s board of directors and results in the full consolidation of BellRing and its subsidiaries into the Company’s financial statements. The BellRing LLC units held by the Company include a redemption feature that allows the Company to, at BellRing LLC’s option (as determined by its board of managers), redeem BellRing LLC units for either (i) Class A Common Stock of BellRing or (ii) cash equal to the market value of the BellRing Class A Common Stock at the time of redemption. BellRing LLC is the holding company for the Company’s historical active nutrition business. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC. BellRing and its subsidiaries are reported herein as the BellRing Brands segment.
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
As of December 31, 2020 and September 30, 2020, the Company owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within the Company’s financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), were allocated to noncontrolling interest (“NCI”).
The following table summarizes the effects of changes in ownership of BellRing on the Company’s equity:

	Three Months Ended December 31,
	2020	2019
Increase in additional paid-in capital related to net proceeds from IPO	$—	$524.4
Increase in additional paid-in capital related to establishment of noncontrolling interest	—	66.3
Decrease in additional paid-in capital related to tax effects of IPO	—	(133.7)
Net transfers from noncontrolling interest	$—	$457.0
8th Avenue
The Company has a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that is accounted for using the equity method. In determining the accounting treatment of the common equity interest, management concluded that 8th Avenue was not a variable interest entity as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” and, as such, was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by third parties associated with the governance of 8th Avenue. However, Post does retain significant influence, and therefore, the use of the equity method of accounting is required.

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Three Months Ended December 31,
	2020	2019
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(10.2)	$(8.7)
	60.5%	60.5%
Equity method loss available to Post	$(6.2)	$(5.3)
Less: Amortization of basis difference, net of tax (a)	1.7	1.7
Equity method loss, net of tax	$(7.9)	$(7.0)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At December 31, 2020 and September 30, 2020, the remaining basis difference to be amortized was $52.9 and $54.6, respectively.
Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended December 31,
	2020	2019
Net sales	$229.0	$218.4
Gross profit	$35.4	$38.4

Net loss	$(1.4)	$(0.9)
Less: Preferred stock dividend	8.8	7.8
Net Loss Available to 8th Avenue Common Shareholders	$(10.2)	$(8.7)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $0.8 and $1.0 during the three months ended December 31, 2020 and 2019, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three months ended December 31, 2020 and 2019, the Company had net sales to 8th Avenue of $2.0 and $1.6, respectively, and purchases from and royalties paid to 8th Avenue of $2.2 and $2.8, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $102.2 and $110.1 at December 31, 2020 and September 30, 2020, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $4.6, $0.6 and $0.7, respectively, at December 31, 2020 and current receivables, current payables and a long-term liability of $3.2, $0.6 and $0.7, respectively, at September 30, 2020. The current receivables, current payables and long-term liability, which related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases, were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method earnings (loss), net of tax, attributable to Alpen was zero and $(0.3) for the three months ended December 31, 2020 and 2019, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $4.6 and $4.0 at December 31, 2020 and September 30, 2020, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.5 at both December 31, 2020 and September 30, 2020, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
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
NOTE 4 — BUSINESS COMBINATIONS
On July 1, 2020, the Company completed its acquisition of Henningsen Foods, Inc. (“Henningsen”) from a subsidiary of Kewpie Corporation for $20.0, subject to working capital and other adjustments, resulting in a payment at closing of $22.7. The acquisition was completed using cash on hand. Henningsen is a producer of egg and meat products and is reported in the Foodservice segment (see Note 19). Based upon the preliminary purchase price allocation at September 30, 2020, the Company identified and recorded $32.6 of net assets, including cash of $2.8, which exceeded the purchase price paid for Henningsen. As a result, the Company recorded a gain of $11.7, which was reported as other operating income in the consolidated statement of operations for the year ended September 30, 2020. At September 30, 2020, the Company had recorded an estimated working capital settlement receivable of $1.8, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet. In the three months ended December 31, 2020, the Company recorded measurement period adjustments related to inventory and deferred income taxes of $1.5 and reached a final settlement of net working capital, resulting in an amount received by the Company of $1.0. As a result of these adjustments, the Company recorded a loss of $2.3, which was included in “Other operating (income) expenses, net” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2020.
NOTE 5 — RESTRUCTURING
In October 2020, BellRing announced its plan to strategically realign its business, resulting in the closing of its Dallas, Texas office and the downsizing of its Munich, Germany location (the “BellRing Restructuring”). The BellRing Restructuring is expected to be completed by the end of the third quarter of fiscal 2021.
Restructuring charges and the associated liabilities for employee-related costs are shown in the following table.

Balance, September 30, 2020	$—
Charge to expense	4.5
Cash payments	(0.4)
Non-cash charges	—
Balance, December 31, 2020	$4.1

Total expected restructuring charges	$4.7
Cumulative restructuring charges incurred to date	4.5
Remaining expected restructuring charges	$0.2
No restructuring charges were incurred related to the BellRing Restructuring during the three months ended December 31, 2019. Restructuring charges were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations. These expenses are included in the measure of segment performance for BellRing Brands (see Note 19).
NOTE 6 — AMOUNTS HELD FOR SALE
The Company had a Post Consumer Brands RTE cereal manufacturing plant in Clinton, Massachusetts (the “Clinton Plant”) with a book value of $1.4 and $3.4 classified as held for sale at December 31, 2020 and September 30, 2020, respectively. Additionally, at September 30, 2020, the Company had land and a building with a combined book value of $1.4 classified as held for sale at its Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina (the “Asheboro Facility”) and land and a building with a combined book value of $2.5 classified as held for sale at one of its Weetabix manufacturing facilities, in Corby, United Kingdom (the “Corby Facility”). The Company sold a portion of the Clinton Plant, the Asheboro Facility and the Corby Facility in November 2020. These assets held for sale were reported as “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.
In the three months ended December 31, 2020, a net gain on assets held for sale of $0.6 was recorded consisting of (i) a gain of $0.7 related to the sale of the Corby Facility and (ii) a loss of $0.1 related to the sale of the Asheboro Facility. This held for sale net gain was included in “Other operating (income) expenses, net” in the Condensed Consolidated Statement of Operations for the three months ended December 31 2020. There were no held for sale gains or losses recorded in the three months ended December 31, 2019.

NOTE 7 — EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2020	2019
Net earnings for basic earnings per share	$81.2	$99.2
Dilutive impact of BellRing net earnings	—	—
Net earnings for diluted earnings per share	$81.2	$99.2

Weighted-average shares for basic earnings per share	65.7	70.7
Effect of dilutive securities:
Stock options	0.6	0.7
Stock appreciation rights	0.1	0.1
Restricted stock units	0.4	0.5
Performance-based restricted stock units	0.1	0.1
Total dilutive securities	1.2	1.4
Weighted-average shares for diluted earnings per share	66.9	72.1

Basic earnings per common share	$1.24	$1.40
Diluted earnings per common share	$1.21	$1.38
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2020	2019
Stock options	0.2	0.1
Restricted stock units	0.1	0.1
Performance-based restricted stock units	0.2	0.1
NOTE 8 — INVENTORIES

	December 31, 2020	September 30, 2020
Raw materials and supplies	$114.2	$118.1
Work in process	19.6	17.8
Finished products	418.2	429.4
Flocks	32.4	34.1
	$584.4	$599.4
NOTE 9 — PROPERTY, NET

	December 31, 2020	September 30, 2020
Property, at cost	$3,021.0	$2,979.2
Accumulated depreciation	(1,245.0)	(1,199.5)
	$1,776.0	$1,779.7

NOTE 10 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	BellRing Brands	Total
Balance, September 30, 2020
Goodwill (gross)	$2,011.8	$889.5	$1,335.6	$793.6	$180.7	$5,211.2
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$889.5	$1,335.6	$744.9	$65.9	$4,438.6
Currency translation adjustment	0.2	53.2	—	—	—	53.4
Balance, December 31, 2020
Goodwill (gross)	$2,012.0	$942.7	$1,335.6	$793.6	$180.7	$5,264.6
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.9	$942.7	$1,335.6	$744.9	$65.9	$4,492.0
NOTE 11 — INTANGIBLE ASSETS, NET
    Total intangible assets are as follows:

	December 31, 2020			September 30, 2020
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,315.1	$(713.7)	$1,601.4	$2,304.8	$(681.9)	$1,622.9
Trademarks and brands	796.8	(277.8)	519.0	795.0	(266.9)	528.1
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,115.0	(994.6)	2,120.4	3,102.9	(951.9)	2,151.0
Not subject to amortization:
Trademarks and brands	1,062.1	—	1,062.1	1,046.5	—	1,046.5
	$4,177.1	$(994.6)	$3,182.5	$4,149.4	$(951.9)	$3,197.5
In December 2020, BellRing finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products. In connection with the discontinuance, BellRing updated the useful lives of the customer relationships and trademarks associated with the Supreme Protein brand to reflect the remaining period in which BellRing expects to continue to sell existing Supreme Protein product inventory. The net carrying values of the customer relationships and trademarks associated with the Supreme Protein brand were $18.7 and $11.8 as of December 31, 2020, respectively, which are expected to be fully amortized by June 1, 2021 as a result of their updated useful lives.
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
At December 31, 2020, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•Commodity and energy futures, swaps and option contracts, which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts maturing in the next year that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling and the United States (“U.S.”) Dollar and the Pound Sterling;

•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
◦pay-fixed, receive-variable interest rate swaps maturing in May 2021 and May 2024 that require monthly settlements;
◦rate-lock interest rate swaps that require nine lump sum settlements with the first settlement occurring in July 2021 and the last in July 2026; and
◦interest rate swaps that mature in July 2021 and give the Company the option of pay-variable, receive-fixed lump sum settlements; and
•pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements and have the effect of hedging forecasted interest payments on BellRing’s variable rate debt.
In the first quarter of fiscal 2020, contemporaneously with the repayment of its term loan, the Company changed the designation of one of its interest rate swap contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the de-designation, the Company reclassified losses previously recorded in accumulated other comprehensive income (“OCI”) of $7.2 to “Interest expense, net” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2019.
As of April 1, 2020, the Company changed the designation of its interest rate swap contracts that are used as hedges of forecasted interest payments on BellRing’s variable rate debt from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by ASC Topic 815). In connection with the de-designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of BellRing’s variable rate debt. Mark-to-market adjustments related to these swaps will also be included in “Interest expense, net” in the Condensed Consolidated Statements of Operations. At December 31, 2020 and September 30, 2020, the remaining net loss before taxes to be amortized was $8.9 and $9.4, respectively.
The following table shows the notional amounts of derivative instruments held.

	December 31, 2020	September 30, 2020
Commodity contracts	$36.9	$24.7
Energy contracts	76.0	87.1
Foreign exchange contracts - Forward contracts	39.0	28.9
Interest rate swaps	621.3	621.7
Interest rate swaps - Rate-lock swaps	1,666.0	1,666.0
Interest rate swaps - Options	433.3	433.3

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	December 31, 2020	September 30, 2020
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$6.6	$5.0
Energy contracts	Prepaid expenses and other current assets	1.6	1.8
Commodity contracts	Other assets	5.9	0.1
Energy contracts	Other assets	1.7	0.9
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.1
Interest rate swaps	Prepaid expenses and other current assets	2.1	6.8
Interest rate swaps	Other assets	7.7	—
		$25.6	$14.7

Liability Derivatives:
Commodity contracts	Other current liabilities	$0.9	$1.4
Energy contracts	Other current liabilities	3.8	10.1
Energy contracts	Other liabilities	0.9	3.9
Foreign exchange contracts	Other current liabilities	1.4	—
Interest rate swaps	Other current liabilities	164.1	176.4
Interest rate swaps	Other liabilities	322.3	351.3
		$493.4	$543.1
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and 2019.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2020	2019
Commodity contracts	Cost of goods sold	$(7.4)	$(1.9)
Energy contracts	Cost of goods sold	(8.0)	(2.5)
Foreign exchange contracts	Selling, general and administrative expenses	1.5	—
Interest rate swaps	Interest expense, net	0.5	—
Interest rate swaps	Income on swaps, net	(41.6)	(61.4)

Derivatives Designated as Hedging Instruments	(Gain) Loss Recognized in OCI including NCI		Loss Reclassified from Accumulated OCI including NCI into Earnings (a)		Statement of Operations Location
	2020	2019	2020	2019
Interest rate swaps	$—	$(1.3)	$0.5	$7.2	Interest expense, net
Cross-currency swaps	—	34.6	—	—	Income on swaps, net
(a)For the three months ended December 31, 2020, this amount includes the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020. For the three months ended December 31, 2019, this amount includes the amortization of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments in the first quarter of fiscal 2020.

The following table presents the components of the Company’s net hedging losses (gains) on interest rate swaps, which are included in “Interest expense, net” and “Income on swaps, net” in the Condensed Consolidated Statements of Operations.

Three Months Ended December 31,	Statement of Operations Location	Mark-to-Market (Gain), net (a)	Cash Settlements Paid, Net (b)	Net Loss Reclassified from Accumulated OCI including NCI (c)
	Interest expense, net	$(1.2)	$1.2	$0.5
	Income on swaps, net	(43.1)	1.5	—
2020	Total	$(44.3)	$2.7	$0.5

	Interest expense, net	$—	$—	$7.2
	Income on swaps, net	(80.5)	19.1	—
2019	Total	$(80.5)	$19.1	$7.2

(a)Includes non-cash adjustments related to interest rate swaps that were not designated as hedging instruments.
(b)Includes cash settlements recognized in earnings related to interest rate swaps that were not designated as hedging instruments.
(c)Includes the amortization of previously unrealized losses on BellRing’s interest rate swaps over the term of the related debt that were de-designated as hedging instruments, as well as the reclassification of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments.
Accumulated OCI, including amounts reported as NCI, included a $90.7 net gain on hedging instruments before taxes ($68.3 after taxes) at December 31, 2020, compared to a $90.2 net gain before taxes ($67.9 after taxes) at September 30, 2020. Approximately $2.3 of the net hedging losses reported in accumulated OCI at December 31, 2020 are expected to be reclassified into earnings within the next 12 months. Accumulated OCI included settlements of and previously unrealized gains on cross-currency swaps of $99.5 at both December 31, 2020 and September 30, 2020. In connection with the settlements of cross-currency swaps, the Company recognized gains in accumulated OCI of $1.4 during the three months ended December 31, 2019. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event United Kingdom-based operations are substantially liquidated.
At December 31, 2020 and September 30, 2020, the Company had pledged collateral of $0.3 and $4.9, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2020			September 30, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$15.0	$15.0	$—	$12.8	$12.8	$—
Derivative assets	25.6	—	25.6	14.7	—	14.7
Equity securities	40.8	40.8	—	27.9	27.9	—
	$81.4	$55.8	$25.6	$55.4	$40.7	$14.7
Liabilities:
Deferred compensation liabilities	$33.1	$—	$33.1	$29.7	$—	$29.7
Derivative liabilities	493.4	—	493.4	543.1	—	543.1
	$526.5	$—	$526.5	$572.8	$—	$572.8
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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of the outstanding borrowings under the municipal bond and the BellRing Revolving Credit Facility (as defined in Note 16) as of December 31, 2020 and September 30, 2020 approximated their carrying values. Based on current market rates, the fair value of the Company’s debt, excluding outstanding borrowings under the municipal bond and the BellRing Revolving Credit Facility (both of which are categorized as Level 2), was $7,331.5 and $7,277.8 as of December 31, 2020 and September 30, 2020, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
At December 31, 2020, the Company had buildings classified as held for sale related to the closure of its Clinton Plant. At September 30, 2020, the Company had land and buildings classified as assets held for sale related to the closures of the Company’s Clinton Plant, Asheboro Facility and Corby Facility. The Company sold the Asheboro Facility, the Corby Facility and a portion of the Clinton Plant in November 2020. The Clinton Plant and Asheboro Facility were both reported in the Post Consumer Brands segment, and the Corby Facility was reported in the Weetabix segment. For additional information on assets held for sale, see Note 6. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. In the three months ended December 31, 2020, the combined book value of the buildings related to the Clinton Plant was lower than its fair value less costs to sell; therefore, no fair value adjustment was recorded to the assets that were classified as held for sale. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2020	$7.3
Net gain related to assets held for sale	0.6
Proceeds from the sale of assets held for sale	(6.5)
Balance, December 31, 2020	$1.4
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
No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three months ended December 31, 2020 or 2019. At both December 31, 2020 and September 30, 2020, the Company had $3.5 accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s consolidated financial condition, results of operations and cash flows could be materially affected.
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
NOTE 15 — LEASES
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 56 years and most leases provide the Company with the option to exercise one or more renewal terms. The weighted average remaining lease term of the Company’s operating leases was approximately 7 years at both December 31, 2020 and September 30, 2020, and the weighted average incremental borrowing rate was 4.48% and 4.40% at December 31, 2020 and September 30, 2020, respectively.
Right-of-use (“ROU”) assets are recorded as “Other assets” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term and is included in either “Cost of goods sold” or “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.

The following table presents the balance sheet location of the Company’s operating leases.

	December 31, 2020	September 30, 2020
ROU assets:
Other assets	$112.1	$116.3

Lease liabilities:
Other current liabilities	$23.7	$23.6
Other liabilities	98.4	103.0
Total lease liabilities	$122.1	$126.6
The following table presents maturities of the Company’s operating lease liabilities.

December 31, 2020
Remaining Fiscal 2021	$21.6
Fiscal 2022	27.9
Fiscal 2023	24.6
Fiscal 2024	17.9
Fiscal 2025	12.0
Thereafter	41.3
Total future minimum payments	$145.3
Less: Implied interest	23.2
Total lease liabilities	$122.1
The following table presents supplemental operations statement and cash flow information related to the Company’s operating leases.

	Three Months Ended December 31,
	2020	2019
Operating lease expense	$10.4	$11.0
Variable lease expense	1.5	1.2
Short-term lease expense	1.6	2.0
Operating cash outflows for operating leases	7.5	7.4
ROU assets obtained in exchange for operating lease liabilities	1.4	0.1

NOTE 16 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	December 31, 2020	September 30, 2020
4.625% Senior Notes maturing April 2030	$1,650.0	$1,650.0
5.50% Senior Notes maturing December 2029	750.0	750.0
5.625% Senior Notes maturing January 2028	940.9	940.9
5.75% Senior Notes maturing March 2027	1,299.3	1,299.3
5.00% Senior Notes maturing August 2026	1,697.3	1,697.3
BellRing Term B Facility	636.2	673.7
BellRing Revolving Credit Facility	50.0	30.0
Municipal bond	8.5	8.5
	$7,032.2	$7,049.7
Less: Current portion of long-term debt	36.1	64.9
Debt issuance costs, net	60.3	62.6
Plus: Unamortized premium and discount, net	36.3	36.8
Total long-term debt	$6,972.1	$6,959.0
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros or Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Revolving Credit Facility has outstanding letters of credit of $19.4, which reduced the available borrowing capacity under the Revolving Credit Facility to $730.6 at December 31, 2020. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
The Credit Agreement permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and authorizes the release of liens on) the assets of, and the equity interests in, such unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors under the Credit Agreement. The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries and BellRing Brands, Inc. and its subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
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
BellRing’s Credit Agreement and Senior Debt Facilities
On October 21, 2019, BellRing entered into a credit agreement (the “BellRing Credit Agreement”), which provides for a term B loan facility in an aggregate principal amount of $700.0 (the “BellRing Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “BellRing Revolving Credit Facility”), with the commitments under the BellRing Revolving Credit Facility to be made available to BellRing in U.S. Dollars, Euros or Pounds Sterling. Letters of credit are available under the BellRing Credit Agreement in an aggregate amount of up to $20.0. The outstanding amounts under the BellRing Revolving Credit Facility and BellRing Term B Facility must be repaid on or before October 21, 2024.
During the three months ended December 31, 2020 and 2019, BellRing borrowed $20.0 and $120.0, respectively, under the BellRing Revolving Credit Facility and repaid zero and $40.0, respectively, on the BellRing Revolving Credit Facility. The available borrowing capacity under the BellRing Revolving Credit Facility was $150.0 and $170.0 as of December 31, 2020 and September 30, 2020, respectively. There were no outstanding letters of credit as of December 31, 2020 or September 30, 2020.
Borrowings under the BellRing Term B Facility bear interest, at the option of BellRing, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. The BellRing Term B Facility requires quarterly scheduled amortization payments of $8.75, which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the BellRing Credit Agreement) during each of the three months ended December 31, 2020 and 2019. The BellRing Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the BellRing Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the BellRing Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the three months ended December 31, 2020, BellRing repaid $28.8 on the BellRing Term B Facility as a mandatory prepayment from excess cash flow which was in addition to the scheduled amortization payment. BellRing may prepay the BellRing Term B Facility at its option without penalty or premium. The interest rate on the BellRing Term B Facility was 6.00% at both December 31, 2020 and September 30, 2020.
Borrowings under the BellRing Revolving Credit Facility bear interest, at the option of BellRing, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially was 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the BellRing Revolving Credit Facility initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. The interest rate on the drawn portion of the BellRing Revolving Credit Facility was 5.25% at both December 31, 2020 and September 30, 2020.
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
Obligations under the BellRing Credit Agreement are unconditionally guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries of BellRing it designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the assets of BellRing and the assets of its subsidiary guarantors (other than real property), subject to limited exceptions. The Company and its subsidiaries (other than BellRing and certain of its subsidiaries) are not obligors or guarantors under the BellRing debt facilities.
Repayments of Long-Term Debt
The following tables show the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

Three Months Ended December 31,	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
	Issuance or Borrowing	Principal Amount Repaid	Write-off of Debt Issuance Costs
	BellRing Term B Facility	$37.5	$—
2020	Total	$37.5	$—

	Term loan	$1,309.5	$9.1
	Bridge loan	1,225.0	3.8
	BellRing Revolving Credit Facility	40.0	—
2019	Total	$2,574.5	$12.9
Debt Covenants
Credit Agreement
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of December 31, 2020, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
The Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of December 31, 2020.
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
The following tables provide the components of net periodic benefit cost (gain) for the pension plans. In the Condensed Consolidated Statements of Operations, service cost is reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost are reported in “Other income, net.”

	North America
	Three Months Ended December 31,
	2020	2019
Service cost	$0.9	$1.1
Interest cost	0.8	0.9
Expected return on plan assets	(1.6)	(1.6)
Recognized net actuarial loss	0.6	0.5
Net periodic benefit cost	$0.7	$0.9

	Other International
	Three Months Ended December 31,
	2020	2019
Interest cost	$3.7	$3.7
Expected return on plan assets	(6.0)	(6.2)
Recognized prior service cost	0.1	—
Net periodic benefit gain	$(2.2)	$(2.5)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans. In the Condensed Consolidated Statements of Operations, service cost is reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost are reported in “Other income, net.”

	Three Months Ended December 31,
	2020	2019
Service cost	$0.1	$0.1
Interest cost	0.4	0.5
Recognized net actuarial loss	0.3	0.2
Recognized prior service credit	(1.2)	(1.2)
Net periodic benefit gain	$(0.4)	$(0.4)

NOTE 18 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended December 31,
	2020	2019
Shares repurchased	1.7	2.2
Average price per share	$93.45	$102.99
Total cost including broker’s commissions (a)	$159.9	$223.1
(a)Of the $159.9 total cost, $2.0 was not settled until January 2021 and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet at December 31, 2020. Purchases of treasury stock in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2020 included $7.4 of repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. Purchases of treasury stock in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2019 included $8.7 of repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above a predetermined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the predetermined price, the Company will receive the number of shares specified in the agreement. During the year ended September 30, 2020, the Company entered into a structured share repurchase arrangement which required cash payments totaling $46.4, which were recorded as “Additional paid-in-capital” on the Condensed Consolidated Balance Sheet at September 30, 2020. This arrangement settled in November 2020, and the Company received cash payments of $47.5 which were recorded as “Additional paid-in-capital” on the Condensed Consolidated Balance Sheet at December 31, 2020 and as “Cash received from share repurchase contracts” in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2020.
NOTE 19 — SEGMENTS
At December 31, 2020, the Company’s reportable segments were as follows:
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
Management evaluates each segment’s performance based on its segment profit, which for all segments excluding BellRing Brands is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Segment profit for BellRing Brands, as it is a publicly-traded company, is its operating profit. The following tables present information about the Company’s reportable segments.

	Three Months Ended December 31,
	2020	2019
Net Sales
Post Consumer Brands	$445.0	$441.2
Weetabix	113.5	101.5
Foodservice	354.5	420.6
Refrigerated Retail	263.1	249.9
BellRing Brands	282.4	244.0

Eliminations	(0.5)	(0.4)
Total	$1,458.0	$1,456.8
Segment Profit
Post Consumer Brands	$70.5	$80.6
Weetabix	28.1	23.7
Foodservice	10.8	47.0
Refrigerated Retail	33.7	26.0
BellRing Brands	47.8	49.3
Total segment profit	190.9	226.6
General corporate expenses and other	13.8	27.4
Interest expense, net	96.6	102.9
Loss on extinguishment of debt, net	—	12.9
Income on swaps, net	(41.6)	(61.4)
Earnings before income taxes and equity method loss	$122.1	$144.8
Net sales by product
Cereal and granola	$558.3	$542.5
Eggs and egg products	338.1	395.3
Side dishes (including potato products)	155.5	148.5
Cheese and dairy	62.7	67.6
Sausage	44.3	45.9
Protein-based products and supplements	282.5	244.1
Other	17.0	13.2
Eliminations	(0.4)	(0.3)
Total	$1,458.0	$1,456.8
Depreciation and amortization
Post Consumer Brands	$28.2	$27.9
Weetabix	9.4	8.7
Foodservice	30.7	29.0
Refrigerated Retail	18.1	17.4
BellRing Brands	6.7	6.4
Total segment depreciation and amortization	93.1	89.4
Corporate	1.0	0.9
Total	$94.1	$90.3

Assets	December 31, 2020	September 30, 2020
Post Consumer Brands	$3,260.5	$3,291.7
Weetabix	1,971.3	1,864.5
Foodservice and Refrigerated Retail	4,971.8	5,022.0
BellRing Brands	680.7	653.5
Corporate	1,256.0	1,315.0
Total	$12,140.3	$12,146.7

NOTE 20 — SUBSEQUENT EVENTS
Acquisitions
On January 25, 2021, the Company completed its previously announced acquisition of the Peter Pan peanut butter brand from Conagra Brands, Inc. for $102.0, subject to working capital and other adjustments, resulting in a payment at closing of $103.4. The acquisition was completed using cash on hand. Peter Pan is a nationally recognized brand with a diversified customer base across key channels and will be reported in the Post Consumer Brands segment (see Note 19). All Peter Pan peanut butter products are currently co-manufactured by 8th Avenue, in which the Company has a 60.5% common equity interest (see Note 3).
On February 1, 2020, the Company completed its previously announced acquisition of Almark Foods (“Almark”) for $52.0, subject to working capital and other adjustments, resulting in a payment at closing of $51.3. The acquisition was completed using cash on hand. Almark is a provider of hard-cooked and deviled egg products, offering conventional, organic and cage-free products and distributes its products across retail outlets, including in the perimeter-of-the-store and the deli counter, as well as to foodservice distributors. Almark will be reported in two reportable segments. The results of Almark’s foodservice operations will be reported in the Foodservice segment, and the results of Almark’s retail operations will be reported in the Refrigerated Retail segment (see Note 19).
These transactions will be accounted for as business combinations under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition dates. Due to the limited time since the closing of the acquisitions, the valuation efforts and related acquisition accounting are incomplete for both acquisitions at the time of filing of the condensed consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete for both acquisitions, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocations and determination of the fair values for the assets acquired and liabilities assumed.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and BellRing Brands. Our products are sold through a variety of channels including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At December 31, 2020, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal;
•Weetabix: primarily United Kingdom RTE cereal and muesli;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products; and
•BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
Transactions
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), our subsidiary, closed its initial public offering (the “IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”). BellRing received net proceeds from the IPO of $524.4 million, after deducting underwriting discounts and commissions. As a result of the IPO and certain other transactions completed in connection with the IPO, BellRing became a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR” and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of BellRing LLC’s non-voting membership units (the “BellRing LLC units”), with us owning 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as we or our affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock. BellRing LLC is the holding company for our historical active nutrition business. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC. BellRing is reported herein as the BellRing Brands segment.
As of December 31, 2020 and September 30, 2020, we owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within our financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), were allocated to noncontrolling interest (“NCI”).
Acquisitions
We completed the acquisition of Henningsen Foods, Inc. (“Henningsen”) on July 1, 2020. Henningsen is reported in our Foodservice segment. Due to the level of integration between the legacy Foodservice businesses and Henningsen, certain discrete financial data for Henningsen is not available for the three months ended December 31, 2020.
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
•in fiscal 2020, drawing $500.0 million of our $750.0 million revolving credit facility and $65.0 million of BellRing’s revolving credit facility to further enhance liquidity in March 2020. Borrowings under both credit facilities were repaid prior to the end of fiscal 2020;
•in fiscal 2020, temporarily suspending our share repurchase program, which we resumed in May 2020;
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
Since the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the categories in which we operate, our products sold through the food, drug and mass, club and eCommerce channels generally experienced an increase in sales as a result of consumer pantry loading in the second quarter of fiscal 2020 and increased at-home consumption that continued throughout the second half of fiscal 2020 and into fiscal 2021. We experienced declines in sales of certain on-the-go products during the second half fiscal 2020. However, at December 31, 2020, the liquid and powders sub-categories within our BellRing Brands segment have returned to growth relatively in line with pre-COVID-19 pandemic growth rates, but the bar sub-category continues to experience declines. We expect some of the benefit of what amounts to a massive trial exercise (as consumers try products that they may not have been purchasing previously) to convert into an intermediate term improvement in category trends across the majority of our retail businesses. However, there is no guarantee that such increase in sales and/or intermediate term improvement in category trends will continue or be realized. Additionally, we have incurred increased expenses specifically attributable to the COVID-19 pandemic, including production shutdowns, increased employee wages and paid absences, COVID-19 screening expenses and additional cleaning costs. Our foodservice business has been negatively impacted by lower demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. From April lows, our foodservice volumes improved during the second half of fiscal 2020 and this trend continued into fiscal 2021. However, these sequential improvements started to reverse in November and December 2020 as government restrictions were reinstituted. Foodservice volumes continue to follow changes in the degree of restrictions on mobility and gatherings. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change
Net Sales	$1,458.0	$1,456.8	$1.2	—%

Operating Profit	$166.3	$196.0	$(29.7)	(15)%
Interest expense, net	96.6	102.9	6.3	6%
Loss on extinguishment of debt, net	—	12.9	12.9	100%
Income on swaps, net	(41.6)	(61.4)	(19.8)	(32)%
Other income, net	(10.8)	(3.2)	7.6	238%
Income tax expense	23.2	30.4	7.2	24%
Equity method loss, net of tax	7.9	7.3	(0.6)	(8)%
Less: Net earnings attributable to noncontrolling interests	9.8	7.9	(1.9)	(24)%
Net Earnings	$81.2	$99.2	$(18.0)	(18)%
Net Sales
Net sales increased $1.2 million during the three months ended December 31, 2020, compared to the corresponding period in the prior year, as a result of growth in our BellRing Brands, Weetabix, Refrigerated Retail and Post Consumer Brands segments, as well as the inclusion of incremental contributions from our prior year acquisition of Henningsen. These positive impacts were offset by a decline in our Foodservice segment. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $29.7 million, or 15%, during the three months ended December 31, 2020, compared to the corresponding period in the prior year, primarily due to lower segment profit within our Foodservice, Post Consumer Brands and BellRing Brands segments, partially offset by increased segment profit within our Refrigerated Retail and Weetabix segments, as well as decreased general corporate expenses and other. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $6.3 million, or 6%, during the three months ended December 31, 2020, compared to the corresponding period in the prior year, driven by decreased losses of $6.7 million on our interest rate swap contracts. Interest expense increased from the impact of senior notes issued in fiscal 2020, however, this increase was partially offset by reduced interest expense of $3.6 million as a result of the repayment of our term loan in the first quarter of fiscal 2020. Our weighted-average interest rate on our total outstanding debt decreased to 5.3% for the three months ended December 31, 2020 from 5.6% for the three months ended December 31, 2019, driven by a change in the mix of debt outstanding.
For additional information on our interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.” For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Loss on Extinguishment of Debt, Net
During the three months ended December 31, 2019, we recognized a net loss of $12.9 million related to the write-offs of debt issuance costs associated with the repayments of the outstanding principal balances of our 2020 bridge loan (the “2020 Bridge Loan”) by BellRing and our term loan. No such loss was recorded in the three months ended December 31, 2020.
For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Income on Swaps, Net
Fiscal 2021
During the three months ended December 31, 2020, we recognized net gains of $41.6 million on our interest rate swaps that were not designated as hedging instruments. These net gains included non-cash mark-to-market adjustments of $43.1 million, partially offset by cash settlements paid of $1.5 million.
Fiscal 2020
During the three months ended December 31, 2019, we recognized net gains of $61.4 million on our interest rate swaps that were not designated as hedging instruments. These net gains included non-cash mark-to-market adjustments of $80.5 million, partially offset by cash settlements paid of $19.1 million.
For additional information on our interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Tax Expense
Our effective income tax rate was 19.0% and 21.0% for the three months ended December 31, 2020 and 2019, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we record income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which for all segments excluding BellRing Brands is its earnings before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Segment profit for BellRing Brands, as it is a publicly-traded company, is its operating profit.

Post Consumer Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change
Net Sales	$445.0	$441.2	$3.8	1%
Segment Profit	$70.5	$80.6	$(10.1)	(13)%
Segment Profit Margin	16%	18%
Net sales for the Post Consumer Brands segment increased $3.8 million, or 1%, for the three months ended December 31, 2020, when compared to the prior year period, primarily due to higher average net selling prices as the result of a favorable product mix, partially offset by higher trade spending. Volume was flat as growth in Honey Bunches of Oats, Pebbles and Great Grains was offset by declines in private label cereal, licensed products, government bid business, Malt-O-Meal bag cereal and adult and kid classic brands. Net sales for the three months ended December 31, 2020 were negatively impacted by an estimated $9.8 million in lost revenue, resulting from COVID-19 related production shutdowns and employee absences at its Battle Creek, Michigan RTE cereal facility.
Segment profit for the three months ended December 31, 2020 decreased $10.1 million, or 13%, when compared to the prior year period, primarily driven by a provision for legal settlement of $15.0 million, higher manufacturing costs of $5.8 million (driven by production shutdowns and increased employee absences related to the COVID-19 pandemic, partially offset by manufacturing cost efficiencies), increased raw material costs of $2.5 million and higher freight costs of $2.2 million. These negative impacts were partially offset by higher net sales, as previously discussed, gains on sale of property of $4.0 million, lower outside professional service fees of $1.9 million and lower integration expenses of $1.2 million. Additionally, segment profit was negatively impacted by lost revenue at its Battle Creek, Michigan RTE cereal facility, as previously discussed, resulting in an estimated $5.6 million in lost profit contribution.
Weetabix

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change
Net Sales	$113.5	$101.5	$12.0	12%
Segment Profit	$28.1	$23.7	$4.4	19%
Segment Profit Margin	25%	23%
Net sales for the Weetabix segment increased $12.0 million, or 12%, for the three months ended December 31, 2020, when compared to the prior year period, primarily driven by 8% higher volume. This increase in volume was largely due to an increase in consumer purchases in response to the COVID-19 pandemic, primarily driven by gains in at-home consumption of biscuit cereal products, higher extruded product volumes and an increase in export volumes as a result of customer preparation for the United Kingdom’s exit from the European Union. These positive impacts were partially offset by declines in on-the-go consumption of cereal bars and Weetabix On the Go drinks. Average net selling prices increased primarily due to targeted price increases that went into effect in the second quarter of fiscal 2020 and a favorable product mix. Additionally, net sales for the three months ended December 31, 2020 were positively impacted by favorable foreign exchange rates when compared to the prior year period.
Segment profit for the three months ended December 31, 2020 increased $4.4 million, or 19%, when compared to the prior year period. This increase was driven by higher net sales, as previously discussed, and favorable foreign exchange rates when compared to the prior year period, partially offset by unfavorable manufacturing and raw material costs of $1.1 million, increased employee-related expenses and higher outside professional service fees.

Foodservice

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change
Net Sales	$354.5	$420.6	$(66.1)	(16)%
Segment Profit	$10.8	$47.0	$(36.2)	(77)%
Segment Profit Margin	3%	11%
Net sales for the Foodservice segment decreased $66.1 million, or 16%, for the three months ended December 31, 2020, when compared to the prior year period, driven by 20% lower volume. Egg product sales were down $52.3 million, or 15%, with volume down 15%, driven by 21% lower volume in the foodservice channel due to lower foodservice product demand as a result of the COVID-19 pandemic, partially offset by 13% higher volume in the food ingredient channel, which was positively impacted by incremental volumes attributable to our prior year acquisition of Henningsen. Sales of side dishes were down $17.6 million, or 34%, with volume down 38%, driven by lower product demand as a result of the COVID-19 pandemic and distribution losses. Sausage sales were down $0.9 million, or 17%, with volume down 14%. Other product sales were up $4.7 million, or 92%, with volume up 24%, primarily due to the inclusion of incremental results attributable to our prior year acquisition of Henningsen.
Segment profit for the three months ended December 31, 2020 decreased $36.2 million, or 77%, when compared to the prior period. The decline in segment profit was primarily due to negative impacts related to the COVID-19 pandemic. The impact of the COVID-19 pandemic resulted in lower volume, as previously discussed, unfavorable fixed cost absorption as we reduced our egg supply and production in our plants to match lower demand and increased inventory write-offs of $1.6 million. Additionally, we incurred increased expenses attributable to the COVID-19 pandemic, including increased employee wages and paid absences, COVID-19 screening expenses and additional cleaning costs. Segment profit was also negatively impacted by increased raw material costs of $8.5 million, driven by higher egg input costs due to increased grain markets.
Refrigerated Retail

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change
Net Sales	$263.1	$249.9	$13.2	5%
Segment Profit	$33.7	$26.0	$7.7	30%
Segment Profit Margin	13%	10%
Net sales for the Refrigerated Retail segment increased $13.2 million, or 5%, for the three months ended December 31, 2020, when compared to the prior year period, primarily due to increased average net selling prices and 1% higher volume. Sales of side dishes increased $24.6 million, or 25%, driven by 13% higher volume and increased average net selling prices. The increase in volume was driven by higher branded dinner and breakfast sides volume, partially offset by lower private label dinner sides. The increase in average net selling prices was primarily due to targeted price increases that went into effect in the second quarter of fiscal 2020, lower trade spending and a favorable product mix. Egg product sales were down $5.0 million, or 14%, with volume down 12%, primarily due to the decision to exit certain low-margin business. Cheese and other dairy case product sales were down $5.0 million, or 7%, with volume down 9%, driven by COVID-19 related supply constraints and branded cheese distribution losses, partially offset by higher average net selling prices as a result of targeted price increases that went into effect in the second quarter of fiscal 2020 and lower trade spending. Sausage sales decreased $0.7 million, or 2%, with volume down 1%, primarily due to short-term capacity constraints caused by COVID-19 related employee absences. Sales of other products were down $0.9 million, or 11%, with volume down 41%, primarily due to the decision to exit certain low-margin business.
Segment profit increased $7.7 million, or 30%, for the three months ended December 31, 2020, when compared to the prior year period. This increase was primarily due to higher net sales, as previously discussed, partially offset by higher manufacturing costs of $2.8 million, higher freight costs of $2.5 million, higher raw material costs of $2.4 million (primarily due to higher sow as well as higher egg input costs due to increased grain markets) and increased employee-related expenses.

BellRing Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change
Net Sales	$282.4	$244.0	$38.4	16%
Segment Profit	$47.8	$49.3	$(1.5)	(3)%
Segment Profit Margin	17%	20%
Net sales for the BellRing Brands segment increased $38.4 million, or 16%, for the three months ended December 31, 2020, when compared to the prior year period. Sales of Premier Protein products were up $35.4 million, or 17%, with volume up 22%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, new product introductions and increased promotional activity. Average net selling prices decreased in the three months December 31, 2020 due to increased promotional spending. Sales of Dymatize products were up $4.4 million, or 16%, with volume up 10%. Volumes increased primarily due to higher club, eCommerce and mass channel volumes, partially offset by lower international volumes. Average net selling prices increased in the three months ended December 31, 2020 due to a favorable product mix. Sales of all other products were down $1.4 million.
Segment profit decreased $1.5 million, or 3%, for the three months ended December 31, 2020, when compared to the prior year period. This decrease was primarily driven by higher net product costs of $6.0 million, as unfavorable raw materials and freight costs were partially offset by lower manufacturing costs. Segment profit was also negatively impacted by restructuring and facility closure costs of $4.7 million. These negative impacts were partially offset by higher net sales, as previously discussed, and lower IPO-related transaction costs of $1.5 million.
Other Items
General Corporate Expenses and Other

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change	% Change
General corporate expenses and other	$13.8	$27.4	$13.6	50%
General corporate expenses and other decreased $13.6 million, or 50%, for the three months ended December 31, 2020, when compared to the prior year period, primarily driven by increased net gains related to mark-to-market adjustments on economic hedges of $10.3 million, gains related to mark-to-market adjustments on equity securities of $7.9 million, lower third party transaction costs of $1.5 million and a net gain on assets held for sale of $0.6 million (comprised of a gain of $0.7 million related to our Weetabix segment, partially offset by a loss of $(0.1) million related to our Post Consumer Brands segment). These positive impacts were partially offset by increased losses related to mark-to-market adjustments on deferred compensation of $2.3 million, an adjustment to our gain on bargain purchase of $2.3 million related to our prior year acquisition of Henningsen and higher employee-related expenses (including stock-based compensation of $2.2 million).
Restructuring and Facility Closure
The table below shows the amount of restructuring and facility closure costs, including accelerated depreciation, attributable to each segment. These amounts are excluded from the measure of segment profit, except for the BellRing Brands segment, as it is a publicly-traded company, and are included in general corporate expenses and other. Restructuring and facility closure costs related to the BellRing Brands segment are included in its segment profit. For additional information on restructuring costs, refer to Note 5 within “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2020	2019	$ Change
Post Consumer Brands	$0.3	$0.6	$0.3
Weetabix	—	(0.1)	(0.1)
BellRing Brands	4.7	—	(4.7)
	$5.0	$0.5	$(4.5)

LIQUIDITY AND CAPITAL RESOURCES
In connection with managing our capital structure, we completed the following activities during the three months ended December 31, 2020 (for additional information, see Notes 16 and 18 within “Notes to Condensed Consolidated Financial Statements”):
•1.7 million shares of our common stock repurchased at an average share price of $93.45 per share for a total cost of $159.9 million (including amounts settled subsequent to the end of the period), including broker’s commissions;
•$47.5 million received in connection with share repurchase contracts entered into in the fourth quarter of fiscal 2020;
•$37.5 million outstanding principal value repaid by BellRing on its term loan (the “BellRing Term B Facility”); and
•$20.0 million borrowed by BellRing under its revolving credit facility (the “BellRing Revolving Credit Facility”).
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2020	2019
Cash provided by (used in):
Operating activities	$114.5	$108.4
Investing activities	(41.5)	(75.8)
Financing activities	(154.5)	(274.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.6	2.9
Net decrease in cash, cash equivalents and restricted cash	$(74.9)	$(239.4)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have taken steps across the organization to limit discretionary expenses and re-prioritize our capital projects and we continue to focus on cash flow generation. We temporarily suspended our share repurchase program and borrowed under our revolving credit facilities in order to increase our cash position and financial flexibility in the second quarter of fiscal 2020. As a result of our strong operating cash flows and our healthy liquidity position, in the third quarter of fiscal 2020, we were able to resume our share repurchase program in May 2020 and repaid such borrowings under our revolving credit facilities prior to the end of fiscal 2020. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. Additionally, we expect to generate positive cash flows from the operations of our diverse businesses; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity, navigate the uncertainty caused by the pandemic and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our amended and restated credit agreement (the “Credit Agreement”) and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Short-term financing needs primarily consist of working capital requirements and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity, other strategic transactions and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may continue to seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue Food & Provisions, Inc. (“8th Avenue”) and its subsidiaries and BellRing Brands, Inc. and its subsidiaries) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property.

All of our senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries, other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries and BellRing Brands, Inc. and its subsidiaries. These guarantees are subject to release in certain circumstances.
BellRing Brands, Inc. and its subsidiaries and 8th Avenue and its subsidiaries are not obligors or guarantors under the Credit Agreement or our senior notes.
Obligations under BellRing’s credit agreement (the “BellRing Credit Agreement”) are unconditionally guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of BellRing (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries of BellRing it designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the assets of BellRing and the assets of its subsidiary guarantors (other than real property), subject to limited exceptions. We and our subsidiaries (other than BellRing and certain of its subsidiaries) are not obligors or guarantors under the BellRing Credit Agreement.
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2020 increased $6.1 million compared to the prior year period, driven by higher cash outflows for inventory in the prior year period for our BellRing Brands and Weetabix segments, as well as a decrease in cash settlements paid of $16.4 million related to our interest rate swaps. These positive impacts were partially offset by lower segment profit driven by our Foodservice segment, higher interest payments of $29.3 million (driven by debt entered into in fiscal 2020, partially offset by interest paid in the first quarter of fiscal 2020 related to former holders of shares of Bob Evans Farms, Inc. (“Bob Evans”) common stock who demanded appraisal of their shares under Delaware law) and higher tax payments (net of refunds) of $6.7 million.
Investing Activities
Three months ended December 31, 2020
Cash used in investing activities for the three months ended December 31, 2020 was $41.5 million, primarily driven by capital expenditures of $53.9 million and purchases of equity securities of $5.0 million, partially offset by proceeds from the sale of property and assets held for sale of $16.4 million. Capital expenditures in the period primarily related to on-going projects in our Post Consumer Brands, Foodservice and Refrigerated Retail segments.
Three months ended December 31, 2019
Cash used in investing activities for the three months ended December 31, 2019 was $75.8 million, primarily consisting of capital expenditures of $77.3 million. The largest individual capital expenditure project in the period related to the purchase of a previously leased manufacturing plant in Sulphur Springs, Texas.
Financing Activities
Three months ended December 31, 2020
Cash used in financing activities for the three months ended December 31, 2020 was $154.5 million. We paid $165.3 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. We received $47.5 million related to the settlement of share repurchase contracts that were entered into in fiscal 2020 and did not settle until fiscal 2021. BellRing made principal payments on the BellRing Term B Facility of $37.5 million, and borrowed $20.0 million under the BellRing Revolving Credit Facility.
Three months ended December 31, 2019
Cash used in financing activities for the three months ended December 31, 2019 was $274.9 million. BellRing Brands, Inc. received $524.4 million net proceeds from the IPO, after deducting discounts and commissions. We borrowed $1,225.0 million under the 2020 Bridge Loan, BellRing borrowed $700.0 million under the BellRing Term B Facility, at a discount of $14.0 million, and BellRing borrowed $120.0 million under the BellRing Revolving Credit Facility, which resulted in total proceeds from the issuance of long-term debt of $2,031.0 million. In connection with these borrowings, we paid $28.2 million in debt issuance costs and deferred financing fees. BellRing repaid the outstanding principal balance on the 2020 Bridge Loan which it assumed from us in connection with the IPO, we repaid the outstanding principal balance on our term loan and BellRing repaid $40.0 million outstanding principal borrowings on the BellRing Revolving Credit Facility, which resulted in total repayments of long-term debt of $2,574.5 million. In connection with the IPO, we were refunded $15.3 million of debt issuance costs paid in connection with the 2020 Bridge Loan. We paid $231.8 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020.

Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of December 31, 2020, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of December 31, 2020. We do not believe non-compliance is reasonably likely in the foreseeable future.
The BellRing Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the BellRing Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the Securities and Exchange Commission ( the “SEC”) on November 20, 2020. There have been no significant changes to our critical accounting policies and estimates since September 30, 2020.
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
•changes in economic conditions, disruptions in the U.S. and global capital and credit markets, changes in interest rates, volatility in the market value of derivatives and fluctuations in foreign currency exchange rates;

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
•the failure or weakening of the RTE cereal category and consolidations in the retail and foodservice distribution channels;
•the ultimate impact litigation or other regulatory matters may have on us;
•our ability to successfully collaborate with third parties that have invested with us in 8th Avenue and to effectively realize the strategic and financial benefits expected as a result of the separate capitalization of 8th Avenue;
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
•significant differences in our, 8th Avenue’s and BellRing’s actual operating results from our guidance regarding our and 8th Avenue’s future performance and BellRing’s guidance regarding its future performance;
•our ability and BellRing’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•other risks and uncertainties included under “Risk Factors” in Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 20, 2020.
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
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $14 million and $11 million as of December 31, 2020 and September 30, 2020, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of December 31, 2020, a hypothetical 10% adverse change in the expected Euro-GBP and USD-GBP exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount and approximately $3 million, respectively. As of September 30, 2020, a hypothetical 10% adverse change in the expected Euro-GBP and USD-GBP exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by an immaterial amount and approximately $3 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of December 31, 2020, the Company had outstanding principal value of indebtedness of $7,032.2 million related to its senior notes, a municipal bond, the BellRing Term B Facility and the BellRing Revolving Credit Facility. At December 31, 2020, Post’s revolving credit facility and the BellRing Revolving Credit Facility had available borrowing capacity of $730.6 million and $150.0 million, respectively. Of the total $7,032.2 million of outstanding indebtedness, $6,337.5 million bears interest at a weighted-average fixed interest rate of 5.2%. As of September 30, 2020, the Company had principal value of indebtedness of $7,049.7 million, related to its senior notes, a municipal bond, the BellRing Term B Facility and the BellRing Revolving Credit Facility. Of the total $7,049.7 million of outstanding indebtedness, $6,337.5 million bore interest at a weighted-average fixed interest rate of 5.2%.
As of December 31, 2020 and September 30, 2020, the fair value of the Company’s total debt was $7,331.5 million and $7,277.8 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $12 million and $14 million as of December 31, 2020 and September 30, 2020, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by an immaterial amount for both the three months ended December 31, 2020 and 2019.
For additional information regarding the Company’s debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of December 31, 2020 and September 30, 2020, the Company had interest rate swaps with a notional value of $2,720.6 million and $2,721.0 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $23 million and $19 million as of December 31, 2020 and September 30, 2020, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
PART II.    OTHER INFORMATION.
ITEM 1.     LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 14 within “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this report, which is incorporated herein by reference.
Pursuant to Securities and Exchange Commission (“SEC”) regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings to disclose for the three months ended December 31, 2020.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 20, 2020, as of and for the year ended September 30, 2020. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
October 1, 2020 - October 31, 2020	656,095	$90.51	656,095	$230,111,336
November 1, 2020 - November 30, 2020	248,655	$94.58	248,655	$206,593,780
December 1, 2020 - December 31, 2020	806,407	$95.45	806,407	$129,621,384
Total	1,711,157	$93.43	1,711,157	$129,621,384
(a)Does not include broker’s commissions.
(b)On August 4, 2020, our Board of Directors approved an authorization for the Company to repurchase up to $400,000,000 of shares of our common stock effective August 8, 2020 (the “Existing Authorization”). The Existing Authorization had an expiration date of August 8, 2022. On February 2, 2021, our Board of Directors terminated the Existing Authorization effective February 5, 2021 and approved a new authorization to repurchase up to $400,000,000 of shares of our common stock effective February 6, 2021 (the “New Authorization”). The New Authorization expires on February 6, 2023. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. The table above shows the approximate dollar value of shares that could have been repurchased under the Existing Authorization.

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

†10.51	Form of Performance-Based, Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 23, 2020)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2021

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2021

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 5, 2021

101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2020 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	February 5, 2021	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)