Form 10-Q
period 2021-03-31
Post Holdings, Inc.
filed 2021-05-07
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
(314) 644-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	POST	New York Stock Exchange
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
Common Stock, $0.01 par value per share – 63,629,827 shares as of May 3, 2021

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Sales	$1,483.3	$1,494.2	$2,941.3	$2,951.0
Cost of goods sold	1,032.3	1,055.4	2,034.9	2,040.7
Gross Profit	451.0	438.8	906.4	910.3
Selling, general and administrative expenses	249.4	245.0	500.5	480.3
Amortization of intangible assets	58.5	40.0	99.1	80.1
Other operating (income) expenses, net	(2.0)	0.3	(4.6)	0.4
Operating Profit	145.1	153.5	311.4	349.5
Interest expense, net	94.8	94.0	191.4	196.9
Loss on extinguishment and refinancing of debt, net	94.7	60.0	94.7	72.9
(Income) expense on swaps, net	(185.6)	224.6	(227.2)	163.2
Other income, net	(6.1)	(3.3)	(16.9)	(6.5)
Earnings (Loss) before Income Taxes and Equity Method Loss	147.3	(221.8)	269.4	(77.0)
Income tax expense (benefit)	29.5	(47.1)	52.7	(16.7)
Equity method loss, net of tax	7.0	11.1	14.9	18.4
Net Earnings (Loss) Including Noncontrolling Interests	110.8	(185.8)	201.8	(78.7)
Less: Net earnings attributable to noncontrolling interests	0.9	5.6	10.7	13.5
Net Earnings (Loss)	$109.9	$(191.4)	$191.1	$(92.2)

Earnings (Loss) per Common Share:
Basic	$1.71	$(2.76)	$2.94	$(1.32)
Diluted	$1.69	$(2.76)	$2.90	$(1.32)

Weighted-Average Common Shares Outstanding:
Basic	64.1	69.3	64.9	70.0
Diluted	65.1	69.3	66.0	70.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Earnings (Loss) Including Noncontrolling Interests	$110.8	$(185.8)	$201.8	$(78.7)
Pension and postretirement benefits adjustments:
Reclassifications to net earnings (loss)	(0.2)	(0.5)	(0.4)	(1.0)
Hedging adjustments:
Net gain on derivatives	—	55.8	—	22.5
Reclassifications to net earnings (loss)	0.6	(0.2)	1.1	7.0
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	14.0	(109.5)	115.6	5.6
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings (loss)	0.1	0.1	0.2	0.2
Hedging adjustments:
Net gain on derivatives	—	(13.9)	—	(5.4)
Reclassifications to net earnings (loss)	(0.1)	—	(0.2)	(1.6)
Total Other Comprehensive Income (Loss) Including Noncontrolling Interests	14.4	(68.2)	116.3	27.3
Less: Comprehensive income attributable to noncontrolling interests	0.8	2.1	10.9	10.5
Total Comprehensive Income (Loss)	$124.4	$(256.1)	$307.2	$(61.9)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2021	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$740.5	$1,187.9
Restricted cash	2.1	5.5
Receivables, net	554.8	441.6
Inventories	639.7	599.4
Prepaid expenses and other current assets	128.4	53.4
Total Current Assets	2,065.5	2,287.8
Property, net	1,776.6	1,779.7
Goodwill	4,574.6	4,438.6
Other intangible assets, net	3,214.2	3,197.5
Equity method investments	99.7	114.1
Other assets	410.4	329.0
Total Assets	$12,141.0	$12,146.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$74.3	$64.9
Accounts payable	406.5	367.9
Other current liabilities	409.3	541.6
Total Current Liabilities	890.1	974.4
Long-term debt	6,981.0	6,959.0
Deferred income taxes	858.5	784.5
Other liabilities	524.4	599.8
Total Liabilities	9,254.0	9,317.7

Shareholders’ Equity
Common stock	0.8	0.8
Additional paid-in capital	4,237.7	4,182.9
Retained earnings	399.7	208.6
Accumulated other comprehensive income (loss)	86.8	(29.3)
Treasury stock, at cost	(1,823.8)	(1,508.5)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,901.2	2,854.5
Noncontrolling interests	(14.2)	(25.5)
Total Shareholders’ Equity	2,887.0	2,829.0
Total Liabilities and Shareholders’ Equity	$12,141.0	$12,146.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net Earnings (Loss) Including Noncontrolling Interests	$201.8	$(78.7)
Adjustments to reconcile net earnings (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	207.5	181.8
Unrealized (gain) loss on interest rate swaps and foreign exchange contracts, net	(242.5)	150.9
Loss on extinguishment and refinancing of debt, net	94.7	72.9
Non-cash stock-based compensation expense	27.7	24.7
Equity method loss, net of tax	14.9	18.4
Deferred income taxes	53.6	(58.6)
Other, net	(11.4)	5.5
Other changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables, net	(104.1)	(90.4)
(Increase) decrease in inventories	(27.7)	9.9
Increase in prepaid expenses and other current assets	(41.7)	(23.2)
Increase in other assets	(9.1)	(16.9)
Decrease in accounts payable and other current liabilities	(16.4)	(111.1)
Increase in non-current liabilities	15.0	3.8
Net Cash Provided by Operating Activities	162.3	89.0
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(153.7)	—
Additions to property	(99.4)	(117.5)
Proceeds from sale of property and assets held for sale	18.7	2.4
Purchases of equity securities	(5.0)	—
Investments in partnerships	(17.1)	—
Cross-currency swap cash settlements	—	52.7
Net Cash Used in Investing Activities	(256.5)	(62.4)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,820.0	3,846.0
Repayments of long-term debt	(1,794.6)	(3,731.5)
Payments to appraisal rights holders	—	(3.8)
Purchases of treasury stock	(322.7)	(437.8)
Proceeds from initial public offering	—	524.4
Payments of debt issuance costs and deferred financing fees	(16.8)	(39.8)
Refund of debt issuance costs	—	15.3
Payments of debt premiums and refinancing fees	(75.8)	(49.8)
Cash received from share repurchase contracts	47.5	—
Other, net	(20.3)	(7.1)
Net Cash (Used in) Provided by Financing Activities	(362.7)	115.9
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	6.1	(0.4)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(450.8)	142.1
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,193.4	1,054.5
Cash, Cash Equivalents and Restricted Cash, End of Period	$742.6	$1,196.6

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended March 31,		As Of and For The Six Months Ended March 31,
	2021	2020	2021	2020
Common Stock
Beginning and end of period	$0.8	$0.8	$0.8	$0.8
Additional Paid-in Capital
Beginning of period	4,226.2	4,195.6	4,182.9	3,734.8
Activity under stock and deferred compensation plans	(1.2)	0.3	(18.2)	(7.0)
Non-cash stock-based compensation expense	12.7	12.5	25.5	23.6
Cash received from share repurchase contracts	—	—	47.5	—
Initial public offering, net of tax	—	(1.4)	—	455.6
End of period	4,237.7	4,207.0	4,237.7	4,207.0
Retained Earnings
Beginning of period	289.8	307.0	208.6	207.8
Net earnings (loss)	109.9	(191.4)	191.1	(92.2)
End of period	399.7	115.6	399.7	115.6
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(4.4)	26.2	(4.3)	26.6
Net change in retirement benefits, net of tax	(0.1)	(0.4)	(0.2)	(0.8)
End of period	(4.5)	25.8	(4.5)	25.8
Hedging Adjustments, net of tax
Beginning of period	70.6	25.1	70.3	44.5
Net change in hedges, net of tax	0.3	44.7	0.6	25.3
End of period	70.9	69.8	70.9	69.8
Foreign Currency Translation Adjustments
Beginning of period	6.1	(53.1)	(95.3)	(167.9)
Foreign currency translation adjustments	14.3	(109.0)	115.7	5.8
End of period	20.4	(162.1)	20.4	(162.1)
Treasury Stock
Beginning of period	(1,668.4)	(1,143.8)	(1,508.5)	(920.7)
Purchases of treasury stock	(155.4)	(206.0)	(315.3)	(429.1)
End of period	(1,823.8)	(1,349.8)	(1,823.8)	(1,349.8)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,901.2	2,907.1	2,901.2	2,907.1
Noncontrolling Interests
Beginning of period	(16.2)	(46.2)	(25.5)	11.4
Initial public offering	—	1.4	—	(64.9)
Net earnings attributable to noncontrolling interests	0.9	5.6	10.7	13.5
Activity under stock and deferred compensation plans	0.1	—	(0.8)	—
Distribution to noncontrolling interest	—	—	(1.0)	—
Non-cash stock-based compensation expense	1.1	0.8	2.2	1.1
Net change in hedges, net of tax	0.2	(3.0)	0.3	(2.8)
Foreign currency translation adjustments	(0.3)	(0.5)	(0.1)	(0.2)
End of period	(14.2)	(41.9)	(14.2)	(41.9)
Total Shareholders’ Equity	$2,887.0	$2,865.2	$2,887.0	$2,865.2
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its consolidated subsidiaries) as of and for the fiscal year ended September 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 20, 2020.
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

NOTE 3 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
BellRing
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), a subsidiary of the Company, closed its initial public offering (the “BellRing IPO”) of 39.4 shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”). BellRing received net proceeds from the BellRing IPO of $524.4, after deducting underwriting discounts and commissions. As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO, BellRing became a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR” and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of BellRing LLC’s non-voting membership units (the “BellRing LLC units”), with Post owning 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock, which provides the Company control over BellRing’s board of directors and results in the full consolidation of BellRing and its subsidiaries into the Company’s financial statements. The BellRing LLC units held by the Company include a redemption feature that allows the Company to, at BellRing LLC’s option (as determined by its board of managers), redeem BellRing LLC units for either (i) Class A Common Stock of BellRing or (ii) cash equal to the market value of the BellRing Class A Common Stock at the time of redemption. BellRing LLC is the holding company for the Company’s historical active nutrition business. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC. BellRing and its subsidiaries are reported herein as the BellRing Brands segment.
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
As of March 31, 2021 and September 30, 2020, the Company (other than BellRing and its subsidiaries) owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within the Company’s financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), were allocated to noncontrolling interest (“NCI”).
The following table summarizes the effects of changes in ownership of BellRing on the Company’s equity:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Increase in additional paid-in capital related to net proceeds from BellRing IPO	$—	$—	$—	$524.4
(Decrease) increase in additional paid-in capital related to establishment of noncontrolling interest	—	(1.4)	—	64.9
Decrease in additional paid-in capital related to tax effects of BellRing IPO	—	—	—	(133.7)
Net transfers (to) from NCI	$—	$(1.4)	$—	$455.6
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

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(8.5)	$(15.2)	$(18.7)	$(23.9)
	60.5%	60.5%	60.5%	60.5%
Equity method loss available to Post	$(5.1)	$(9.2)	$(11.3)	$(14.5)
Less: Amortization of basis difference, net of tax (a)	1.7	1.7	3.4	3.4
Equity method loss, net of tax	$(6.8)	$(10.9)	$(14.7)	$(17.9)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At March 31, 2021 and September 30, 2020, the remaining basis difference to be amortized was $51.2 and $54.6, respectively.
Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales	$220.7	$233.1	$449.7	$451.5
Gross profit	$34.3	$41.2	$69.7	$79.6

Net earnings (loss)	$0.3	$(7.2)	$(1.1)	$(8.1)
Less: Preferred stock dividend	8.8	8.0	17.6	15.8
Net Loss Available to 8th Avenue Common Shareholders	$(8.5)	$(15.2)	$(18.7)	$(23.9)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $0.8 and $1.6 during the three and six months ended March 31, 2021, respectively, and $1.0 and $2.0 during the three and six months ended March 31, 2020, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three and six months ended March 31, 2021, the Company had net sales to 8th Avenue of $2.0 and $4.0, respectively, and purchases from and royalties paid to 8th Avenue of $15.4 and $17.6, respectively. During the three and six months ended March 31, 2020, the Company had net sales to 8th Avenue of $1.6 and $3.2, respectively, and purchases from and royalties paid to 8th Avenue of $2.4 and $5.2, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $95.4 and $110.1 at March 31, 2021 and September 30, 2020, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $4.7, $5.5 and $0.7, respectively, at March 31, 2021 and current receivables, current payables and a long-term liability of $3.2, $0.6 and $0.7, respectively, at September 30, 2020. The current receivables, current payables and long-term liability, which related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases, were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was $(0.2) for both the three and six months ended March 31, 2021 and $(0.2) and $(0.5) for the three and six months ended March 31, 2020, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $4.3 and $4.0 at March 31, 2021 and September 30, 2020, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.5 at both March 31, 2021 and September 30, 2020, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.

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
Fiscal 2021
On January 25, 2021, the Company completed its acquisition of the Peter Pan nut butter brand (“Peter Pan”) from Conagra Brands, Inc. for $102.0, subject to working capital and other adjustments, resulting in a payment at closing of $103.4. The acquisition was completed using cash on hand. Peter Pan is a nationally recognized brand with a diversified customer base across key channels and is reported in the Post Consumer Brands segment (see Note 19). All Peter Pan nut butter products are currently co-manufactured by 8th Avenue, in which the Company has a 60.5% common equity interest (see Note 3). At March 31, 2021, the Company had recorded an estimated working capital receivable of $2.0, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet. Based upon the preliminary purchase price allocation, the Company has recorded customer relationships and trademarks and brands of $12.0 and $55.0, respectively, both of which will be amortized over a weighted-average period of 20 years. Net sales and operating profit included in the Condensed Consolidated Statements of Operations attributable to Peter Pan was $17.4 and $3.5, respectively, for the three and six months ended March 31, 2021.
On February 1, 2021, the Company completed its acquisition of the Almark Foods business and related assets (“Almark”) for $52.0, subject to working capital and other adjustments, resulting in a payment at closing of $51.3. The acquisition was completed using cash on hand. Almark is a provider of hard-cooked and deviled egg products, offering conventional, organic and cage-free products, and distributes its products to foodservice distributors. Almark is reported in the Foodservice segment (see Note 19). Based upon the preliminary purchase price allocation, the Company has recorded $19.5 of customer relationships to be amortized over a weighted-average period of 10 years. Net sales and operating profit included in the Condensed Consolidated Statements of Operations attributable to Almark was $14.4 and $0.1, respectively, for the three and six months ended March 31, 2021.
Preliminary values of the Peter Pan and Almark acquisitions are not yet finalized pending the final purchase price allocations and are subject to change once additional information is obtained. The Company expects a portion of the final fair value of goodwill related to the acquisition of Peter Pan and the final fair value of goodwill related to the acquisition of Almark to be deductible for U.S. income tax purposes.
The following table provides the preliminary purchase price allocation related to the fiscal 2021 acquisitions of Peter Pan and Almark based upon the fair values of assets and liabilities assumed, including the provisional amounts recognized related to the acquisitions, as of March 31, 2021.

	Peter Pan	Almark
Receivables	$—	$6.4
Inventories	4.6	5.2
Prepaid expenses and other current assets	—	0.1
Property	—	9.8
Goodwill	55.1	19.7
Other intangible assets	67.0	19.5
Deferred tax asset	—	1.3
Other assets	—	32.9
Accounts payable	(11.7)	(5.4)
Other current liabilities	—	(1.6)
Deferred tax liability	(13.6)	—
Other liabilities	—	(36.6)
Total acquisition cost	$101.4	$51.3
Fiscal 2020
On July 1, 2020, the Company completed its acquisition of Henningsen Foods, Inc. (“Henningsen”) from a subsidiary of Kewpie Corporation for $20.0, subject to working capital and other adjustments, resulting in a payment at closing of $22.7. The acquisition was completed using cash on hand. Henningsen is a producer of egg and meat products and is reported in the Foodservice segment (see Note 19). Based upon the preliminary purchase price allocation at September 30, 2020, the Company identified and recorded $32.6 of net assets, including cash of $2.8, which exceeded the purchase price paid for Henningsen. As a result, the Company recorded a gain of $11.7, which was reported as other operating income in the consolidated statement of operations for the year ended September 30, 2020. At September 30, 2020, the Company had recorded an estimated working capital settlement receivable of $1.8, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet. In the three months ended March 31, 2021, the Company recorded measurement period adjustments related to inventory and deferred income taxes and, as a result, recorded a gain of $2.2, which was included in “Other operating (income) expenses, net” in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. In the six months ended March 31, 2021, the Company recorded measurement period adjustments related to inventory and deferred income taxes of $0.7 and reached a final settlement of net working capital, resulting in an amount received by the Company of $1.0. As a result of these adjustments, the Company recorded a loss of $0.1, which was included in “Other operating (income) expenses, net” in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2021.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of Peter Pan and Almark for the periods presented as if the fiscal 2021 acquisitions had occurred on October 1, 2019, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense, transaction costs and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Pro forma net sales	$1,494.3	$1,549.9	$2,985.9	$3,060.4
Pro forma net earnings (loss) available to common shareholders	$110.5	$(188.0)	$191.9	$(94.1)
Pro forma basic earnings (loss) per common share	$1.72	$(2.71)	$2.96	$(1.34)
Pro forma diluted earnings (loss) per common share	$1.70	$(2.71)	$2.91	$(1.34)

NOTE 5 — RESTRUCTURING
In October 2020, BellRing announced its plan to strategically realign its business, resulting in the closing of its Dallas, Texas office and the downsizing of its Munich, Germany location (the “BellRing Restructuring”). The BellRing Restructuring is expected to be completed by June 30, 2021.
Restructuring charges and the associated liabilities for employee-related costs are shown in the following table.

Balance, September 30, 2020	$—
Charge to expense	4.8
Cash payments	(3.7)
Non-cash charges	—
Balance, March 31, 2021	$1.1

Total expected restructuring charges	$4.9
Cumulative restructuring charges incurred to date	4.8
Remaining expected restructuring charges	$0.1
During the three and six months ended March 31, 2021, the Company incurred total restructuring charges of $0.3 and $4.8, respectively, related to the BellRing Restructuring. No restructuring charges were incurred during the three or six months ended March 31, 2020. Restructuring charges were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. These expenses are included in the measure of segment performance for BellRing Brands (see Note 19).
NOTE 6 — AMOUNTS HELD FOR SALE
At September 30, 2020, the Company had a Post Consumer Brands RTE cereal manufacturing plant in Clinton, Massachusetts (the “Clinton Plant”) with a book value of $3.4 classified as held for sale, land and a building at its Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina (the “Asheboro Facility”) with a combined book value of $1.4 classified as held for sale and land and a building at one of its Weetabix manufacturing facilities in Corby, United Kingdom (the “Corby Facility”) with a combined book value of $2.5 classified as held for sale. These assets held for sale were reported as “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet. The Company sold a portion of the Clinton Plant, the Asheboro Facility and the Corby Facility in November 2020 and the remaining portion of the Clinton Plant in February 2021.
In the three months ended March 31, 2021, a loss on assets held for sale of $0.1 was recorded related to the sale of the remaining portion of the Clinton Plant sold in February 2021. In the six months ended March 31, 2021, a net gain on assets held for sale of $0.5 was recorded consisting of (i) a gain of $0.7 related to the sale of the Corby Facility in November 2020, (ii) a loss of $0.1 related to the sale of the Asheboro Facility in November 2020 and (iii) a loss of $0.1 related to the sale of the remaining portion of the Clinton Plant in February 2021. These held for sale adjustments were included in “Other operating (income) expenses, net” in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2021. There were no held for sale gains or losses recorded in the three or six months ended March 31, 2020.
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

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net earnings (loss) for basic earnings (loss) per share	$109.9	$(191.4)	$191.1	$(92.2)
Dilutive impact of BellRing net earnings	—	—	—	—
Net earnings (loss) for diluted earnings (loss) per share	$109.9	$(191.4)	$191.1	$(92.2)

Weighted-average shares for basic earnings (loss) per share	64.1	69.3	64.9	70.0
Effect of dilutive securities:
Stock options	0.6	—	0.6	—
Stock appreciation rights	0.1	—	0.1	—
Restricted stock units	0.2	—	0.3	—
Performance-based restricted stock units	0.1	—	0.1	—
Total dilutive securities	1.0	—	1.1	—
Weighted-average shares for diluted earnings (loss) per share	65.1	69.3	66.0	70.0

Basic earnings (loss) per common share	$1.71	$(2.76)	$2.94	$(1.32)
Diluted earnings (loss) per common share	$1.69	$(2.76)	$2.90	$(1.32)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Stock options	0.1	1.7	0.1	1.7
Stock appreciation rights	—	0.1	—	0.1
Restricted stock units	—	1.0	—	1.0
Performance-based restricted stock units	0.1	0.2	0.1	0.2
NOTE 8 — INVENTORIES

	March 31, 2021	September 30, 2020
Raw materials and supplies	$112.3	$118.1
Work in process	19.7	17.8
Finished products	471.7	429.4
Flocks	36.0	34.1
	$639.7	$599.4
NOTE 9 — PROPERTY, NET

	March 31, 2021	September 30, 2020
Property, at cost	$3,073.3	$2,979.2
Accumulated depreciation	(1,296.7)	(1,199.5)
	$1,776.6	$1,779.7

NOTE 10 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	BellRing Brands	Total
Balance, September 30, 2020
Goodwill (gross)	$2,011.8	$889.5	$1,335.6	$793.6	$180.7	$5,211.2
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$889.5	$1,335.6	$744.9	$65.9	$4,438.6
Goodwill acquired	55.1	—	19.7	—	—	74.8
Currency translation adjustment	0.2	61.0	—	—	—	61.2
Balance, March 31, 2021
Goodwill (gross)	$2,067.1	$950.5	$1,355.3	$793.6	$180.7	$5,347.2
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,458.0	$950.5	$1,355.3	$744.9	$65.9	$4,574.6
NOTE 11 — INTANGIBLE ASSETS, NET
    Total intangible assets are as follows:

	March 31, 2021			September 30, 2020
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,348.1	$(754.8)	$1,593.3	$2,304.8	$(681.9)	$1,622.9
Trademarks and brands	852.0	(295.6)	556.4	795.0	(266.9)	528.1
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,203.2	(1,053.5)	2,149.7	3,102.9	(951.9)	2,151.0
Not subject to amortization:
Trademarks and brands	1,064.5	—	1,064.5	1,046.5	—	1,046.5
	$4,267.7	$(1,053.5)	$3,214.2	$4,149.4	$(951.9)	$3,197.5
In December 2020, BellRing finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products. In connection with the discontinuance, BellRing updated the useful lives of the customer relationships and trademarks associated with the Supreme Protein brand to reflect the remaining period in which BellRing expects to continue to sell existing Supreme Protein product inventory. Accelerated amortization of $17.7 and $18.1 was recorded during the three and six months ended March 31, 2021, respectively, resulting from the updated useful lives of the customer relationships and trademarks associated with the Supreme Protein brand. The net carrying values of the customer relationships and trademarks associated with the Supreme Protein brand were $7.5 and $4.7 as of March 31, 2021, respectively, which are expected to be fully amortized by June 1, 2021.
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
At March 31, 2021, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•Commodity and energy futures, swaps and option contracts, which relate to inputs that generally will be utilized within the next two years;

•foreign currency forward contracts maturing in the next year that have the effect of hedging currency fluctuations between the U.S. Dollar and the Pound Sterling;
•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
◦pay-fixed, receive-variable interest rate swaps maturing in May 2021 and May 2024 that require monthly settlements;
◦rate-lock interest rate swaps that require lump sum settlements with the first settlement occurring in July 2021 and the last in July 2026; and
◦interest rate swaps that mature in July 2021 and give the Company the option of pay-variable, receive-fixed lump sum settlements; and
•pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements and have the effect of hedging forecasted interest payments on BellRing’s variable rate debt.
Interest rate swaps
In the second quarter of fiscal 2021, the Company restructured two of its rate-lock interest rate swap contracts, both of which contain a non-cash, off-market financing element. There were no cash settlements paid or received in connection with these restructurings.
In the first quarter of fiscal 2020, contemporaneously with the repayment of its term loan, the Company changed the designation of one of its interest rate swap contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the de-designation, the Company reclassified losses previously recorded in accumulated other comprehensive income (loss) (“OCI”) of $7.2 to “Interest expense, net” in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2020.
As of April 1, 2020, the Company changed the designation of its interest rate swap contracts that are used as hedges of forecasted interest payments on BellRing’s variable rate debt from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by ASC Topic 815). In connection with the de-designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of BellRing’s variable rate debt. Mark-to-market adjustments related to these swaps will also be included in “Interest expense, net” in the Condensed Consolidated Statements of Operations. At March 31, 2021 and September 30, 2020, the remaining net loss before taxes to be amortized was $8.3 and $9.4, respectively.
Cross-currency swaps
The Company terminated $448.7 notional value of its cross-currency swap contracts that were designated as hedging instruments during the second quarter of fiscal 2020. In connection with this termination, the Company received cash proceeds of $50.3 during the three and six months ended March 31, 2020, which was recorded in accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event United Kingdom-based operations are substantially liquidated.
The following table shows the notional amounts of derivative instruments held.

	March 31, 2021	September 30, 2020
Commodity contracts	$36.7	$24.7
Energy contracts	65.9	87.1
Foreign exchange contracts - Forward contracts	20.9	28.9
Interest rate swaps	620.9	621.7
Interest rate swaps - Rate-lock swaps	1,609.8	1,666.0
Interest rate swaps - Options	433.3	433.3

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	March 31, 2021	September 30, 2020
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$8.2	$5.0
Energy contracts	Prepaid expenses and other current assets	5.2	1.8
Commodity contracts	Other assets	6.0	0.1
Energy contracts	Other assets	4.1	0.9
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.1
Interest rate swaps	Prepaid expenses and other current assets	—	6.8
Interest rate swaps	Other assets	40.0	—
		$63.5	$14.7

Liability Derivatives:
Commodity contracts	Other current liabilities	$0.6	$1.4
Energy contracts	Other current liabilities	—	10.1
Energy contracts	Other liabilities	—	3.9
Foreign exchange contracts	Other current liabilities	1.1	—
Interest rate swaps	Other current liabilities	68.4	176.4
Interest rate swaps	Other liabilities	247.8	351.3
		$317.9	$543.1
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2021	2020
Commodity contracts	Cost of goods sold	$(2.3)	$8.0
Energy contracts	Cost of goods sold	(11.3)	26.0
Foreign exchange contracts	Selling, general and administrative expenses	(0.3)	(0.1)
Interest rate swaps	Interest expense, net	0.5	—
Interest rate swaps	(Income) expense on swaps, net	(185.6)	224.6

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI		Loss (Gain) Reclassified from Accumulated OCI including NCI into Earnings (a)		Statement of Operations Location
	2021	2020	2021	2020
Interest rate swaps	$—	$11.0	$0.6	$(0.2)	Interest expense, net
Cross-currency swaps	—	(66.8)	—	—	(Income) expense on swaps, net
(a)For the three months ended March 31, 2021, this amount includes the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.

The following table presents the components of the Company’s net hedging (gains) losses on interest rate swaps, which are included in “Interest expense, net” and “(Income) expense on swaps, net” in the Condensed Consolidated Statements of Operations, as well as cash settlements paid (received) during the periods presented.

Three Months Ended March 31,	Statement of Operations Location	Mark-to-Market (Gain) Loss, net	Net Loss Reclassified from Accumulated OCI including NCI (a)	Total Net Hedging (Gain) Loss	Cash Settlements Paid (Received), Net
	Interest expense, net	$(0.1)	$0.6	$0.5	$1.2
	(Income) expense on swaps, net	(185.6)	—	(185.6)	13.6
2021	Total	$(185.7)	$0.6	$(185.1)	$14.8

	Interest expense, net	$(0.2)	$—	$(0.2)	$(0.2)
	(Income) expense on swaps, net	224.6	—	224.6	0.4
2020	Total	$224.4	$—	$224.4	$0.2

(a)Includes the amortization of previously unrealized losses on BellRing’s interest rate swaps over the term of the related debt that were de-designated as hedging instruments, as well as the reclassification of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments.
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended March 31, 2021 and 2020.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2021	2020
Commodity contracts	Cost of goods sold	$(9.7)	$6.1
Energy contracts	Cost of goods sold	(19.3)	23.5
Foreign exchange contracts	Selling, general and administrative expenses	1.2	(0.1)
Interest rate swaps	Interest expense, net	1.0	—
Interest rate swaps	(Income) expense on swaps, net	(227.2)	163.2

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI		Loss Reclassified from Accumulated OCI including NCI into Earnings (a)		Statement of Operations Location
	2021	2020	2021	2020
Interest rate swaps	$—	$9.7	1.1	7.0	Interest expense, net
Cross-currency swaps	—	(32.2)	—	—	(Income) expense on swaps, net
(a)For the six months ended March 31, 2021, this amount includes the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020. For the six months ended March 31, 2020, this amount includes the amortization of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments in the first quarter of fiscal 2020.

The following table presents the components of the Company’s net hedging (gains) losses on interest rate swaps, which are included in “Interest expense, net” and “(Income) expense on swaps, net” in the Condensed Consolidated Statements of Operations, as well as cash settlements paid (received) during the periods presented.

Six Months Ended March 31,	Statement of Operations Location	Mark-to-Market (Gain) Loss, net	Net Loss Reclassified from Accumulated OCI including NCI (a)	Total Net Hedging (Gain) Loss	Cash Settlements Paid (Received), Net
	Interest expense, net	$(0.1)	$1.1	$1.0	$2.4
	(Income) expense on swaps, net	(227.2)	—	(227.2)	15.1
2021	Total	$(227.3)	$1.1	$(226.2)	$17.5

	Interest expense, net	$(0.2)	$7.2	$7.0	$(0.2)
	(Income) expense on swaps, net	163.2	—	163.2	19.5
2020	Total	$163.0	$7.2	$170.2	$19.3

(a)Includes the amortization of previously unrealized losses on BellRing’s interest rate swaps over the term of the related debt that were de-designated as hedging instruments, as well as the reclassification of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments.
Accumulated OCI, including amounts reported as NCI, included a $91.3 net gain on hedging instruments before taxes ($68.8 after taxes) at March 31, 2021, compared to a $90.2 net gain before taxes ($67.9 after taxes) at September 30, 2020. Approximately $2.3 of the net hedging losses reported in accumulated OCI at March 31, 2021 are expected to be reclassified into earnings within the next 12 months. Accumulated OCI included settlements of and previously unrealized gains on cross-currency swaps of $99.5 at both March 31, 2021 and September 30, 2020. In connection with the settlements of cross-currency swaps, the Company recognized gains in accumulated OCI of $61.6 and $63.0 during the three and six months ended March 31, 2020, respectively. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event United Kingdom-based operations are substantially liquidated.
At March 31, 2021 and September 30, 2020, the Company had pledged collateral of $1.8 and $4.9, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	March 31, 2021			September 30, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$14.8	$14.8	$—	$12.8	$12.8	$—
Derivative assets	63.5	—	63.5	14.7	—	14.7
Equity securities	46.7	46.7	—	27.9	27.9	—
	$125.0	$61.5	$63.5	$55.4	$40.7	$14.7
Liabilities:
Deferred compensation liabilities	$34.0	$—	$34.0	$29.7	$—	$29.7
Derivative liabilities	317.9	—	317.9	543.1	—	543.1
	$351.9	$—	$351.9	$572.8	$—	$572.8
The deferred compensation investments are primarily invested in mutual funds, and the fair value is measured using the market approach. These investments are in the same funds, or funds that employ a similar investment strategy, and are purchased in substantially the same amounts, as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach.

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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond and the BellRing Revolving Credit Facility (as defined in Note 16) as of March 31, 2021 and September 30, 2020 approximated their carrying values. Based on current market rates, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond and the BellRing Revolving Credit Facility (both of which are categorized as Level 2), was $7,216.5 and $7,277.8 as of March 31, 2021 and September 30, 2020, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
At September 30, 2020, the Company had land and buildings classified as assets held for sale related to the closures of the Company’s Clinton Plant, Asheboro Facility and Corby Facility. The Company sold the Asheboro Facility, the Corby Facility and a portion of the Clinton Plant in November 2020 and the remaining portion of the Clinton Plant in February 2021. The Clinton Plant and Asheboro Facility were both reported in the Post Consumer Brands segment, and the Corby Facility was reported in the Weetabix segment. For additional information on assets held for sale, see Note 6. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2020	$7.3
Net gain related to assets held for sale	0.5
Proceeds from the sale of assets held for sale	(7.9)
Currency translation adjustment	0.1
Balance, March 31, 2021	$—
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
No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three or six months ended March 31, 2021 or 2020. At both March 31, 2021 and September 30, 2020, the Company had $3.5 accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s consolidated financial condition, results of operations and cash flows could be materially affected.
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
NOTE 15 — LEASES
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 56 years and most leases provide the Company with the option to exercise one or more renewal terms. The weighted average remaining lease term of the Company’s operating leases was approximately 9 years and 7 years as of March 31, 2021 and September 30, 2020, respectively, and the weighted average incremental borrowing rate was 4.63% and 4.40% at March 31, 2021 and September 30, 2020, respectively.
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
The following table presents the balance sheet location of the Company’s operating leases.

	March 31, 2021	September 30, 2020
ROU assets:
Other assets	$141.1	$116.3

Lease liabilities:
Other current liabilities	$25.8	$23.6
Other liabilities	130.2	103.0
Total lease liabilities	$156.0	$126.6

The following table presents maturities of the Company’s operating lease liabilities.

March 31, 2021
Remaining Fiscal 2021	$16.0
Fiscal 2022	31.3
Fiscal 2023	27.8
Fiscal 2024	21.0
Fiscal 2025	14.9
Thereafter	79.6
Total future minimum payments	$190.6
Less: Implied interest	34.6
Total lease liabilities	$156.0
The following table presents supplemental operations statement information related to the Company’s operating leases.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Operating lease expense	$11.0	$10.1	$21.4	$21.1
Variable lease expense	1.2	1.3	2.7	2.5
Short-term lease expense	2.0	1.7	3.6	3.7
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $15.3 and $14.5 for the six months ended March 31, 2021 and 2020, respectively. ROU assets obtained in exchange for operating lease liabilities during the six months ended March 31, 2021 and 2020 were $36.6 and $0.8, respectively. Of the $36.6 ROU assets obtained in exchange for operating lease liabilities during the six months ended March 31, 2021, $32.9 related to the acquisition of Almark (see Note 4).
NOTE 16 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	March 31, 2021	September 30, 2020
4.50% Senior Notes maturing September 2031	$1,800.0	$—
4.625% Senior Notes maturing April 2030	1,650.0	1,650.0
5.50% Senior Notes maturing December 2029	750.0	750.0
5.625% Senior Notes maturing January 2028	940.9	940.9
5.75% Senior Notes maturing March 2027	1,299.3	1,299.3
5.00% Senior Notes maturing August 2026	—	1,697.3
BellRing Term B Facility	627.4	673.7
BellRing Revolving Credit Facility	—	30.0
Municipal bond	7.5	8.5
	$7,075.1	$7,049.7
Less: Current portion of long-term debt	74.3	64.9
Debt issuance costs, net	55.7	62.6
Plus: Unamortized premium and discount, net	35.9	36.8
Total long-term debt	$6,981.0	$6,959.0

Senior Notes
On March 10, 2021, the Company issued $1,800.0 principal value of 4.50% senior notes maturing in September 2031. The 4.50% senior notes were issued at par, and the Company received $1,783.2 after incurring investment banking and other fees and expenses of $16.8, which will be deferred and amortized to interest expense over the term of the notes. Interest payments will be due semi-annually each March 15 and September 15, beginning on September 15, 2021. With the net proceeds received from the issuance, the Company redeemed the outstanding principal balance of the 5.00% senior notes. For additional information, see “Repayments of Long-Term Debt” below.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros or Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Revolving Credit Facility has outstanding letters of credit of $19.3, which reduced the available borrowing capacity under the Revolving Credit Facility to $730.7 at March 31, 2021. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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

BellRing’s Credit Agreement and Senior Debt Facilities
On October 21, 2019, BellRing entered into a credit agreement (as subsequently amended, the “BellRing Credit Agreement”), which provides for a term B loan facility in an aggregate principal amount of $700.0 (the “BellRing Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “BellRing Revolving Credit Facility”), with the commitments under the BellRing Revolving Credit Facility to be made available to BellRing in U.S. Dollars, Euros or Pounds Sterling. Letters of credit are available under the BellRing Credit Agreement in an aggregate amount of up to $20.0. Any outstanding amounts under the BellRing Revolving Credit Facility and BellRing Term B Facility must be repaid on or before October 21, 2024.
On February 26, 2021, BellRing entered into a second amendment to the BellRing Credit Agreement (the “BellRing Amendment”). The BellRing Amendment provided for the refinancing of the BellRing Term B Facility on substantially the same terms as in effect prior to the BellRing Amendment, except that it (i) reduced the interest rate margin by 100 basis points, resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the BellRing Credit Agreement to address the anticipated unavailability of LIBOR as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing repays the BellRing Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amends the BellRing Credit Agreement to reduce the effective interest rate applicable to the BellRing Term B Facility, BellRing must pay a 1.00% premium on the amount repaid or subject to the interest rate reduction. In connection with the BellRing Amendment, BellRing paid debt refinancing fees of $1.5 in the three and six months ended March 31, 2021, which were included in “Loss on extinguishment and refinancing of debt, net” in the Condensed Consolidated Statements of Operations.
Subsequent to the BellRing Amendment, borrowings under the BellRing Term B Facility bear interest, at the option of BellRing, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 4.00% for Eurodollar rate-based loans and 3.00% for base rate-based loans.
The BellRing Term B Facility requires quarterly scheduled amortization payments of $8.75, which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the BellRing Credit Agreement) during each of the six months ended March 31, 2021 and 2020. The BellRing Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the BellRing Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the BellRing Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the six months ended March 31, 2021, BellRing repaid $28.8 on the BellRing Term B Facility as a mandatory prepayment from fiscal 2020 excess cash flow, which was in addition to the scheduled amortization payments. The Company classified $38.2 related to the estimated mandatory prepayment of fiscal 2021 excess cash flow in “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet at March 31, 2021. BellRing may prepay the BellRing Term B Facility at its option without penalty or premium, except as provided in the BellRing Amendment. The interest rate on the BellRing Term B Facility was 4.75% and 6.00% as of March 31, 2021 and September 30, 2020, respectively.
Borrowings under the BellRing Revolving Credit Facility bear interest, at the option of BellRing, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially was 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the BellRing Revolving Credit Facility initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. There were no amounts drawn under the BellRing Revolving Credit Facility as of March 31, 2021. The interest rate on the drawn portion of the BellRing Revolving Credit Facility was 5.25% as of September 30, 2020.
During the six months ended March 31, 2021 and 2020, BellRing borrowed $20.0 and $185.0, respectively, under the BellRing Revolving Credit Facility and repaid $50.0 and $65.0, respectively, on the BellRing Revolving Credit Facility. The available borrowing capacity under the BellRing Revolving Credit Facility was $200.0 and $170.0 as of March 31, 2021 and September 30, 2020, respectively. There were no outstanding letters of credit as of March 31, 2021 or September 30, 2020.

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
Repayments of Long-Term Debt
The following tables show the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment and refinancing of debt, net” in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31,	Repayments of Long-Term Debt		Loss on Extinguishment and Refinancing of Debt, net
	Issuance or Borrowing	Principal Amount Repaid	Debt Premiums and Refinancing Fees Paid	Write-off of Debt Issuance Costs and Deferred Financing Fees
	5.00% Senior Notes	$1,697.3	$74.3	$18.9
	BellRing Revolving Credit Facility	50.0	—	—
	BellRing Term B Facility	8.8	—	—
	Municipal bond	1.0	—	—
	BellRing Credit Agreement (a)	—	1.5	—
2021	Total	$1,757.1	$75.8	$18.9

	5.50% Senior Notes maturing in March 2025	$1,000.0	$41.3	$8.7
	8.00% Senior Notes	122.2	8.5	0.7
	BellRing Revolving Credit Facility	25.0	—	—
	BellRing Term B Facility	8.7	—	—
	Municipal bond	1.1	—	—
	Credit Agreement (b)	—	—	0.8
2020	Total	$1,157.0	$49.8	$10.2

Six Months Ended March 31,	Repayments of Long-Term Debt		Loss on Extinguishment and Refinancing of Debt, net
	Issuance or Borrowing	Principal Amount Repaid	Debt Premiums and Refinancing Fees Paid	Write-off of Debt Issuance Costs and Deferred Financing Fees
	5.00% Senior Notes	$1,697.3	$74.3	$18.9
	BellRing Revolving Credit Facility	50.0	—	—
	BellRing Term B Facility	46.3	—	—
	Municipal bond	1.0	—	—
	BellRing Credit Agreement (a)	—	1.5	—
2021	Total	$1,794.6	$75.8	$18.9

	Term loan	$1,309.5	$—	$9.1
	Bridge loan	1,225.0	—	3.8
	5.50% Senior Notes maturing in March 2025	1,000.0	41.3	8.7
	8.00% Senior Notes	122.2	8.5	0.7
	BellRing Revolving Credit Facility	65.0	—	—
	BellRing Term B Facility	8.7	—	—
	Municipal bond	1.1	—	—
	Credit Agreement (b)	—	—	0.8
2020	Total	$3,731.5	$49.8	$23.1
(a)In connection with the BellRing Amendment discussed above, BellRing paid refinancing fees.
(b)In connection with the amendment and restatement of the Credit Agreement in March 2020, the Company recorded a write-off of deferred financing fees.
Debt Covenants
Credit Agreement
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of March 31, 2021, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
The Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of March 31, 2021.
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
The following tables provide the components of net periodic benefit cost (gain) for the pension plans. In the Condensed Consolidated Statements of Operations, service cost is reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (gain) are reported in “Other income, net.”

	North America
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service cost	$1.0	$1.0	$1.9	$2.1
Interest cost	0.8	0.9	1.6	1.8
Expected return on plan assets	(1.6)	(1.6)	(3.2)	(3.2)
Recognized net actuarial loss	0.6	0.4	1.2	0.9
Recognized prior service cost	—	0.1	—	0.1
Net periodic benefit cost	$0.8	$0.8	$1.5	$1.7

	Other International
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Interest cost	$3.8	$3.7	$7.5	$7.4
Expected return on plan assets	(6.3)	(6.2)	(12.3)	(12.4)
Recognized prior service cost	0.1	—	0.2	—
Net periodic benefit gain	$(2.4)	$(2.5)	$(4.6)	$(5.0)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans. In the Condensed Consolidated Statements of Operations, service cost is reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (gain) are reported in “Other income, net.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	0.4	0.4	0.8	0.9
Recognized net actuarial loss	0.3	0.1	0.6	0.3
Recognized prior service credit	(1.2)	(1.1)	(2.4)	(2.3)
Net periodic benefit gain	$(0.4)	$(0.4)	$(0.8)	$(0.8)

NOTE 18 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Shares repurchased	1.6	2.0	3.3	4.2
Average price per share	$98.29	$101.77	$95.78	$102.40
Total cost including broker’s commissions (a)	$155.4	$206.0	$315.3	$429.1
(a)Purchases of treasury stock in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2021 included $7.4 of repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. Purchases of treasury stock in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2020 included $8.7 of repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above a predetermined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the predetermined price, the Company will receive the number of shares specified in the agreement. During the year ended September 30, 2020, the Company entered into a structured share repurchase arrangement which required cash payments totaling $46.4, which were recorded as “Additional paid-in-capital” on the Condensed Consolidated Balance Sheet at September 30, 2020. This arrangement settled in November 2020, and the Company received cash payments of $47.5 which were recorded as “Additional paid-in-capital” on the Condensed Consolidated Balance Sheet at March 31, 2021 and as “Cash received from share repurchase contracts” in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2021.
NOTE 19 — SEGMENTS
At March 31, 2021, the Company’s operating and reportable segments were as follows:
•Post Consumer Brands: North American RTE cereal and Peter Pan nut butters;
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
Management evaluates each segment’s performance based on its segment profit, which for all segments excluding BellRing Brands is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Segment profit for BellRing Brands, as it is a publicly-traded company, is its operating profit. The following tables present information about the Company’s reportable segments.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Sales
Post Consumer Brands	$479.9	$507.9	$924.9	$949.1
Weetabix	113.4	113.4	226.9	214.9
Foodservice	369.2	378.4	723.7	799.0
Refrigerated Retail	239.5	237.6	502.6	487.5
BellRing Brands	282.1	257.5	564.5	501.5
Eliminations	(0.8)	(0.6)	(1.3)	(1.0)

Total	$1,483.3	$1,494.2	$2,941.3	$2,951.0
Segment Profit
Post Consumer Brands	$91.8	$92.4	$162.3	$173.0
Weetabix	25.9	28.0	54.0	51.7
Foodservice	8.8	23.8	19.6	70.8
Refrigerated Retail	24.2	30.2	57.9	56.2
BellRing Brands	15.6	35.1	63.4	84.4
Total segment profit	166.3	209.5	357.2	436.1
General corporate expenses and other	15.1	52.7	28.9	80.1
Interest expense, net	94.8	94.0	191.4	196.9
Loss on extinguishment and refinancing of debt , net	94.7	60.0	94.7	72.9
(Income) expense on swaps, net	(185.6)	224.6	(227.2)	163.2
Earnings (loss) before income taxes and equity method loss	$147.3	$(221.8)	$269.4	$(77.0)
Net sales by product
Cereal and granola	$575.7	$621.1	$1,134.0	$1,163.6
Nut butters	17.4	—	17.4	—
Eggs and egg products	353.8	363.2	691.9	758.5
Side dishes (including potato products)	138.4	143.1	293.9	291.6
Cheese and dairy	54.6	56.5	117.3	124.1
Sausage	43.0	40.3	87.3	86.2
Protein-based products and supplements	282.2	257.6	564.7	501.7
Other	18.8	12.9	35.8	26.1
Eliminations	(0.6)	(0.5)	(1.0)	(0.8)
Total	$1,483.3	$1,494.2	$2,941.3	$2,951.0
Depreciation and amortization
Post Consumer Brands	$29.2	$28.1	$57.4	$56.0
Weetabix	9.4	8.6	18.8	17.3
Foodservice	31.6	29.7	62.3	58.7
Refrigerated Retail	18.3	17.6	36.4	35.0
BellRing Brands	23.9	6.4	30.6	12.8
Total segment depreciation and amortization	112.4	90.4	205.5	179.8
Corporate	1.0	1.1	2.0	2.0
Total	$113.4	$91.5	$207.5	$181.8

Assets			March 31, 2021	September 30, 2020
Post Consumer Brands			$3,407.9	$3,291.7
Weetabix			1,983.3	1,864.5
Foodservice and Refrigerated Retail			5,096.9	5,022.0
BellRing Brands			639.2	653.5
Corporate			1,013.7	1,315.0
Total			$12,141.0	$12,146.7

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited financial statements found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and BellRing Brands. Our products are sold through a variety of channels including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At March 31, 2021, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal and Peter Pan nut butters;
•Weetabix: primarily United Kingdom RTE cereal and muesli;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products; and
•BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
Transactions
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), our subsidiary, closed its initial public offering (the “BellRing IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Class A Common Stock”). BellRing received net proceeds from the BellRing IPO of $524.4 million, after deducting underwriting discounts and commissions. As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO, BellRing became a publicly-traded company whose Class A Common Stock is traded on the New York Stock Exchange under the ticker symbol “BRBR” and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of BellRing LLC’s non-voting membership units (the “BellRing LLC units”), with us owning 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, collectively with the Class A Common Stock, the “BellRing Common Stock”). The Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as we or our affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock. BellRing LLC is the holding company for our historical active nutrition business. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC. BellRing is reported herein as the BellRing Brands segment.
As of March 31, 2021 and September 30, 2020, we and our affiliates (other than BellRing and its subsidiaries) owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within our financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the Class A Common Stock), were allocated to noncontrolling interest (“NCI”).
Acquisitions
We completed the following acquisitions during fiscal 2021 and 2020:
Fiscal 2021
•Peter Pan nut butter brand (“Peter Pan”), acquired on January 25, 2021 and reported in our Post Consumer Brands segment; and
•Almark Foods business and related assets (“Almark”), acquired on February 1, 2021 and reported in our Foodservice segment.
Fiscal 2020
•Henningsen Foods, Inc. (“Henningsen”), acquired on July 1, 2020 and reported in our Foodservice segment.
Due to the level of integration within our existing Foodservice businesses, certain discrete financial data for Henningsen is not available for the three and six months ended March 31, 2021.

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
Since the effects of the COVID-19 pandemic, including the actions of public health and other governmental officials in response to the pandemic, began to impact the categories in which we operate, our products sold through the food, drug and mass, club and eCommerce channels generally experienced an increase in sales as a result of consumer pantry loading in the second quarter of fiscal 2020 and increased at-home consumption that continued throughout the second half of fiscal 2020 and into fiscal 2021. We experienced declines in sales of certain on-the-go products during the second half of fiscal 2020. However, at March 31, 2021, the liquid and powder sub-categories within our BellRing Brands segment have returned to growth relatively in line with pre-COVID-19 pandemic growth rates, but the bar sub-category continues to experience declines. We continue to expect some of the benefit of what amounts to a massive trial exercise (as consumers try products that they may not have been purchasing previously) to convert into an intermediate term improvement in category trends across the majority of our retail businesses. However, there is no guarantee that such increase in sales and/or intermediate term improvement in category trends will continue or be realized. Additionally, we have incurred increased expenses specifically attributable to the COVID-19 pandemic, including production shutdowns, increased employee wages and paid absences, COVID-19 screening expenses and additional cleaning costs. Our foodservice business has been negatively impacted by lower demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. From April 2020 lows, our foodservice volumes improved during the second half of fiscal 2020. Sequential improvements at the end of fiscal 2020 started to reverse in November and December 2020 as government restrictions were reinstituted, however, these declines have been partially offset by improved volumes in March 2021 as certain restrictions ended. Foodservice volumes continue to follow changes in the degree of restrictions on mobility and gatherings. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.

RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$1,483.3	$1,494.2	$(10.9)	(1)%	$2,941.3	$2,951.0	$(9.7)	—%

Operating Profit	$145.1	$153.5	$(8.4)	(5)%	$311.4	$349.5	$(38.1)	(11)%
Interest expense, net	94.8	94.0	(0.8)	(1)%	191.4	196.9	5.5	3%
Loss on extinguishment and refinancing of debt, net	94.7	60.0	(34.7)	(58)%	94.7	72.9	(21.8)	(30)%
(Income) expense on swaps, net	(185.6)	224.6	410.2	183%	(227.2)	163.2	390.4	239%
Other income, net	(6.1)	(3.3)	2.8	85%	(16.9)	(6.5)	10.4	160%
Income tax expense (benefit)	29.5	(47.1)	(76.6)	(163)%	52.7	(16.7)	(69.4)	(416)%
Equity method loss, net of tax	7.0	11.1	4.1	37%	14.9	18.4	3.5	19%
Less: Net earnings attributable to noncontrolling interests	0.9	5.6	4.7	84%	10.7	13.5	2.8	21%
Net Earnings (Loss)	$109.9	$(191.4)	$301.3	157%	$191.1	$(92.2)	$283.3	307%
Net Sales
Net sales decreased $10.9 million, or 1%, during the three months ended March 31, 2021, compared to the corresponding period in the prior year, as a result of declines in our Post Consumer Brands and Foodservice segments, partially offset by growth in our BellRing Brands and Refrigerated Retail segments, as well as incremental contributions from our current year and prior year acquisitions.
Net sales decreased $9.7 million during the six months ended March 31, 2021, compared to the corresponding period in the prior year, as a result of declines in our Foodservice and Post Consumer Brands segments, partially offset by increases in our BellRing Brands, Refrigerated Retail and Weetabix segments, as well as incremental contributions from our current year and prior year acquisitions.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $8.4 million, or 5%, during the three months ended March 31, 2021, compared to the corresponding period in the prior year, primarily due to lower segment profit within all of our segments, partially offset by decreased general corporate expenses and other and incremental contributions from our current year and prior year acquisitions.
Operating profit decreased $38.1 million, or 11%, during the six months ended March 31, 2021, compared to the corresponding period in the prior year, primarily due to lower segment profit within our Foodservice, BellRing Brands and Post Consumer Brands segments, partially offset by increased segment profit within our Weetabix and Refrigerated Retail segments, as well as decreased general corporate expenses and other and incremental contributions from our current year and prior year acquisitions.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $0.8 million, or 1%, during the three months ended March 31, 2021, compared to the corresponding period in the prior year, driven by lower interest income of $1.9 million on our cash balances and increased losses of $0.7 million (compared to gains in the prior year period) on our interest rate swap contracts, partially offset by a lower weighted-average interest rate when compared to the prior year period. Our weighted-average interest rate on our total outstanding debt decreased to 5.2% for the three months ended March 31, 2021 from 5.4% for the three months ended March 31, 2020, driven by refinancing debt at lower interest rates.
Interest expense, net decreased $5.5 million, or 3%, during the six months ended March 31, 2021, compared to the corresponding period in the prior year, driven by decreased losses of $6.0 million on our interest rate swap contracts and a lower weighted-average interest rate when compared to the prior year period, partially offset by lower interest income of $5.2 million on our cash balances. Our weighted-average interest rate on our total outstanding debt decreased to 5.2% for the six months ended March 31, 2021 from 5.5% for the six months ended March 31, 2020, driven by refinancing debt at lower interest rates.
For additional information on our interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.” For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Loss on Extinguishment and Refinancing of Debt, Net
Fiscal 2021
During the three and six months ended March 31, 2021, we recognized a loss of $94.7 million related to the repayment of the outstanding principal balance of our 5.00% senior notes, as well as BellRing’s amendment of its credit agreement (as amended, the “BellRing Credit Agreement”). The loss included debt premiums and refinancing fees paid of $75.8 million and write-offs of debt issuance costs of $18.9 million.
Fiscal 2020
During the three months ended March 31, 2020, we recognized a net loss of $60.0 million related to the repayments of the outstanding principal balances of our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, as well as the amendment and restatement of our credit agreement. The loss included debt premiums paid of $49.8 million and write-offs of debt issuance costs and deferred financing fees of $10.2 million.
During the six months ended March 31, 2020, we recognized a net loss of $72.9 million related to the repayments of the outstanding principal balances of our 2020 bridge loan (the “2020 Bridge Loan”) by BellRing, our term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, as well as the amendment and restatement of our credit agreement. The loss included debt premiums paid of $49.8 million and write-offs of debt issuance costs and deferred financing fees of $23.1 million.
For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
(Income) Expense on Swaps, Net
Fiscal 2021
During the three and six months ended March 31, 2021, we recognized net gains of $185.6 million and $227.2 million, respectively, related to mark-to-market adjustments on our interest rate swaps that were not designated as hedging instruments.
Fiscal 2020
During the three and six months ended March 31, 2020, we recognized net losses of $224.6 million and $163.2 million, respectively, related to mark-to-market adjustments on our interest rate swaps that were not designated as hedging instruments.
For additional information on our interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Tax Expense (Benefit)
Our effective income tax rate was 20.0% and 19.6% for the three and six months ended March 31, 2021, respectively, and 21.2% and 21.7% for the three and six months ended March 31, 2020, respectively. In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” we record income tax expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which for all segments excluding BellRing Brands is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Segment profit for BellRing Brands, as it is a publicly-traded company, is its operating profit.

Post Consumer Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$479.9	$507.9	$(28.0)	(6)%	$924.9	$949.1	$(24.2)	(3)%
Segment Profit	$91.8	$92.4	$(0.6)	(1)%	$162.3	$173.0	$(10.7)	(6)%
Segment Profit Margin	19%	18%			18%	18%
Net sales for the Post Consumer Brands segment decreased $28.0 million, or 6%, for the three months ended March 31, 2021, when compared to the prior year period. Net sales for the three months ended March 31, 2021 were positively impacted by the inclusion of incremental net sales of $17.4 million attributable to our current year acquisition of Peter Pan. Excluding this impact, net sales decreased $45.4 million, or 9%, primarily due to 16% lower volume, partially offset by higher average net selling prices. Volume growth was negatively impacted in the current year period by lapping increased purchases in the prior year period driven by consumer pantry loading in reaction to the COVID-19 pandemic, as well as the decision to exit certain low-margin business. Volume declines in private label cereal, Honey Bunches of Oats, Malt-O-Meal bag cereal and licensed brands were partially offset by increased Pebbles volume. Average net selling prices increased as a result of a favorable product mix and lapping the prior year negative impact of higher than expected volumes of products sold under promotions which were planned and in place prior to the surge in demand caused by the COVID-19 pandemic.
Net sales for the Post Consumer Brands segment decreased $24.2 million, or 3%, for the six months ended March 31, 2021, when compared to the prior year period. Net sales for the six months ended March 31, 2021 were positively impacted by the inclusion of incremental net sales of $17.4 million attributable to our current year acquisition of Peter Pan. Excluding this impact, net sales decreased $41.6 million, or 4%, primarily due to 9% lower volume, partially offset by higher average net selling prices. Volume growth was negatively impacted in the current year period by lapping increased purchases in the prior year period driven by consumer pantry loading in reaction to the COVID-19 pandemic, as well as the decision to exit certain low-margin business. Volume declines in private label cereal, Malt-O-Meal bag cereal, licensed brands, government bid business and Honey Bunches of Oats were partially offset by increased Pebbles volume. Average net selling prices increased as a result of a favorable product mix and lapping the prior year negative impact of higher than expected volumes of products sold under promotions which were planned and in place prior to the surge in demand caused by the COVID-19 pandemic. Additionally, net sales for the six months ended March 31, 2021 were negatively impacted by an estimated $9.8 million in lost revenue, resulting from COVID-19 related production shutdowns and employee absences at our Battle Creek, Michigan RTE cereal facility.
Segment profit for the three months ended March 31, 2021 decreased $0.6 million, or 1%, when compared to the prior year period. Segment profit for the three months ended March 31, 2021 was positively impacted by the inclusion of incremental segment profit of $3.5 million attributable to our current year acquisition of Peter Pan. Excluding this impact, segment profit decreased $4.1 million, or 4%, primarily driven by lower net sales, as previously discussed, increased freight costs of $9.2 million (excluding volume-driven impacts) and higher manufacturing costs of $5.9 million, including incremental COVID-19 related expenses. These negative impacts were partially offset by decreased advertising and consumer spending of $1.7 million, lower employee-related expenses and favorable foreign exchange rates when compared to the prior year period.
Segment profit for the six months ended March 31, 2021 decreased $10.7 million, or 6%, when compared to the prior year period. Segment profit for the six months ended March 31, 2021 was positively impacted by the inclusion of incremental segment profit of $3.5 million attributable to our current year acquisition to Peter Pan. Excluding this impact, segment profit decreased $14.2 million, or 8%, primarily driven by lower net sales, as previously discussed, a provision for legal settlement of $15.0 million, increased freight costs of $11.6 million (excluding volume-driven impacts), higher manufacturing costs of $10.5 million (driven by production shutdowns and increased employee absences related to the COVID-19 pandemic, partially offset by manufacturing cost efficiencies) and increased raw material costs of $2.9 million. These negative impacts were partially offset by gains on sale of property of $3.8 million, lower advertising and consumer spending of $2.4 million, lower employee-related expenses, favorable foreign exchange rates when compared to the prior year period and decreased warehousing expenses of $1.1 million. Additionally, segment profit for the six months ended March 31, 2021 was negatively impacted by lost revenue at our Battle Creek, Michigan RTE cereal facility, as previously discussed, resulting in an estimated $5.6 million in lost profit contribution.

Weetabix

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$113.4	$113.4	$—	—%	$226.9	$214.9	$12.0	6%
Segment Profit	$25.9	$28.0	$(2.1)	(8)%	$54.0	$51.7	$2.3	4%
Segment Profit Margin	23%	25%			24%	24%
Net sales for the Weetabix segment were flat for the three months ended March 31, 2021, when compared to the prior year period. Excluding the impact of favorable foreign exchange rates, net sales decreased approximately 7%, driven by 9% lower volume. The decrease in volume was driven by declines in RTE cereal products as a result of lapping increased purchases in the prior year period resulting from consumer pantry loading in reaction to the COVID-19 pandemic, a pull forward of export sales into the first quarter of fiscal 2021 as a result of customer preparation for the United Kingdom’s exit from the European Union, which reduced customer purchases in the three months ended March 31, 2021, and declines in on-the-go consumption of cereal bars and Weetabix On the Go drinks, partially offset by private label cereal distribution gains and new product introductions. Average net selling prices increased as a result of targeted price increases that went into effect in March 2020 and a favorable product mix.
Net sales for the Weetabix segment increased $12.0 million, or 6%, for the six months ended March 31, 2021, when compared to the prior year period, primarily driven by favorable foreign exchange rates. Excluding this impact, net sales increased $1.0 million. Volume decreased 1%, driven by declines in RTE cereal products as a result of lapping increased purchases in the prior year period driven by consumer pantry loading in reaction to the COVID-19 pandemic and declines in on-the-go consumption of cereal bars and Weetabix On the Go drinks, partially offset by private label distribution gains, higher extruded product volumes and new product introductions. Average net selling prices increased primarily due to targeted price increases that went into effect in March 2020 and a favorable product mix.
Segment profit for the three months ended March 31, 2021 decreased $2.1 million, or 8%, when compared to the prior year period. This decrease was driven by lower volume, as previously discussed, partially offset by favorable foreign exchange rates, higher average net selling prices, as previously discussed, favorable manufacturing and raw material costs of $0.8 million and lower employee-related expenses.
Segment profit for the six months ended March 31, 2021 increased $2.3 million, or 4%, when compared to the prior year period. This increase was driven by favorable foreign exchange rates and higher average net selling prices, as previously discussed. These positive impacts were partially offset by lower volume, as previously discussed, and higher warehousing costs of $0.8 million.
Foodservice

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$369.2	$378.4	$(9.2)	(2)%	$723.7	$799.0	$(75.3)	(9)%
Segment Profit	$8.8	$23.8	$(15.0)	(63)%	$19.6	$70.8	$(51.2)	(72)%
Segment Profit Margin	2%	6%			3%	9%
Net sales for the Foodservice segment decreased $9.2 million, or 2%, for the three months ended March 31, 2021, when compared to the prior year period. Net sales for the three months ended March 31, 2021 were positively impacted by the inclusion of incremental net sales of $14.4 million attributable to our current year acquisition of Almark. Excluding this impact, net sales decreased $23.6 million, or 6%, on 13% lower volume. Egg product sales were down $22.9 million, or 7%, with volume down 12%, driven by 14% lower volume in the foodservice channel due to lower foodservice product demand as a result of the COVID-19 pandemic, partially offset by higher average net selling prices resulting from the pass-through of higher input costs due to increased grain markets, as well as 1% higher volume in the food ingredient channel, which was positively impacted by incremental volumes attributable to our prior year acquisition of Henningsen. Sales of side dishes were down $7.8 million, or 19%, with volume down 22%, driven by lower product demand as a result of the COVID-19 pandemic, partially offset by higher average net selling prices resulting from a favorable product mix and targeted price increases. Sausage sales were up $0.4 million, or 10%, with volume up 1%. Other product sales were up $6.7 million, or 147%, with volume up 54%, primarily due to the inclusion of incremental results attributable to our prior year acquisition of Henningsen.

Net sales for the Foodservice segment decreased $75.3 million, or 9%, for the six months ended March 31, 2021, when compared to the prior year period. Net sales for the six months ended March 31, 2021 were positively impacted by the inclusion of incremental net sales of $14.4 million attributable to our current year acquisition of Almark. Excluding this impact, net sales decreased $89.7 million, or 11%, driven by 17% lower volume. Egg product sales were down $75.2 million, or 11%, with volume down 14%, driven by 18% lower volume in the foodservice channel due to lower foodservice product demand as a result of the COVID-19 pandemic, partially offset by 7% higher volume in the food ingredient channel, which was positively impacted by incremental volumes attributable to our prior year acquisition of Henningsen, and higher average net selling prices resulting from the pass-through of higher input costs due to increased grain markets. Sales of side dishes were down $25.4 million, or 27%, with volume down 31%, driven by lower product demand as a result of the COVID-19 pandemic, partially offset by higher average net selling prices resulting from a favorable product mix and targeted price increases. Sausage sales were down $0.5 million, or 5%, with volume down 7%. Other product sales were up $11.4 million, or 118%, with volume up 38%, primarily due to the inclusion of incremental results attributable to our prior year acquisition of Henningsen.
Segment profit for the three months ended March 31, 2021 decreased $15.0 million, or 63%, when compared to the prior year period. The decline in segment profit was primarily due to negative impacts related to the COVID-19 pandemic. The impact of the COVID-19 pandemic resulted in lower volume, as previously discussed, and unfavorable fixed cost absorption as we reduced our egg supply and production in our plants to match lower demand. Additionally, we incurred increased expenses attributable to the COVID-19 pandemic, including increased employee wages and paid absences, COVID-19 screening expenses and additional cleaning costs. Segment profit was also negatively impacted by increased raw material costs of $9.1 million, driven by higher egg input costs due to increased grain markets, higher freight costs of $1.3 million (excluding volume-driven impacts) and increased employee-related costs (in addition to amounts previously discussed). These negative impacts were partially offset by higher average net selling prices, as previously discussed. Segment profit attributable to our current year acquisition of Almark was $0.1 million for the three months ended March 31, 2021.
Segment profit for the six months ended March 31, 2021 decreased $51.2 million, or 72%, when compared to the prior year period. The decline in segment profit was primarily due to negative impacts related to the COVID-19 pandemic. The impact of the COVID-19 pandemic resulted in lower volume, as previously discussed, and unfavorable fixed cost absorption as we reduced our egg supply and production in our plants to match lower demand. Additionally, we incurred increased expenses attributable to the COVID-19 pandemic, including increased employee wages and paid absences, COVID-19 screening expenses and additional cleaning costs. Segment profit was also negatively impacted by increased raw material costs of $16.9 million, driven by higher egg input costs due to increased grain markets, higher freight costs of $3.2 million (excluding volume-driven impacts) and increased employee-related costs (in addition to amounts previously discussed). These negative impacts were partially offset by higher average net selling prices, as previously discussed. Segment profit attributable to our current year acquisition of Almark was $0.1 million for the six months ended March 31, 2021.
Refrigerated Retail

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$239.5	$237.6	$1.9	1%	$502.6	$487.5	$15.1	3%
Segment Profit	$24.2	$30.2	$(6.0)	(20)%	$57.9	$56.2	$1.7	3%
Segment Profit Margin	10%	13%			12%	12%
Net sales for the Refrigerated Retail segment increased $1.9 million, or 1%, for the three months ended March 31, 2021, when compared to the prior year period, primarily due to increased average net selling prices, partially offset by 2% lower volume. Volume growth was negatively impacted in the current year period by the lapping of initial increased purchases in the prior year period in response to the COVID-19 pandemic. Sales of side dishes increased $3.1 million, or 3%, driven by increased average net selling prices, partially offset by 1% lower volume. The increase in average net selling prices was primarily due to targeted price increases that went into effect in February 2020 and a favorable product mix. The decrease in volume was driven by lower private label dinner sides volume resulting from the decision to exit certain low-margin business, partially offset by higher breakfast sides volume. Sausage sales increased $2.3 million, or 6%, with volume up 5%. Cheese and other dairy case product sales were down $1.8 million, or 3%, with volume down 3%. Egg product sales were down $0.8 million, or 2%, with volume down 1%, driven by the decision to exit certain low-margin business. Sales of other products were down $0.9 million.

Net sales for the Refrigerated Retail segment increased $15.1 million, or 3%, for the six months ended March 31, 2021, when compared to the prior year period, primarily due to increased average net selling prices on flat volume. Sales of side dishes increased $27.7 million, or 14%, driven by increased average net selling prices and 6% higher volume. The increase in average net selling prices was primarily due to targeted price increases that went into effect in February 2020 and a favorable product mix. The increase in volume was driven by higher branded dinner and breakfast sides volume, partially offset by lower private label dinner sides volume resulting from the decision to exit certain low-margin business. Sausage sales increased $1.6 million, or 2%, with volume up 2%. Cheese and other dairy case product sales were down $6.8 million, or 5%, with volume down 6%, driven by COVID-19 related supply constraints and branded cheese distribution losses, partially offset by higher average net selling prices as a result of targeted price increases that went into effect in the second quarter of fiscal 2020 and lower trade spending. Egg product sales were down $5.8 million, or 8%, with volume down 7%, driven by the decision to exit certain low-margin business. Sales of other products were down $1.6 million.
Segment profit decreased $6.0 million, or 20%, for the three months ended March 31, 2021, when compared to the prior year period. This decrease was driven by higher raw material costs of $9.1 million (primarily due to higher sow costs as well as higher egg input costs due to increased grain markets), increased manufacturing costs of $5.5 million and higher freight costs of $0.7 million (excluding volume-driven impacts). These negative impacts were partially offset by lower advertising and consumer spending of $3.5 million and higher net sales, as previously discussed.
Segment profit increased $1.7 million, or 3%, for the six months ended March 31, 2021, when compared to the prior year period. This increase was primarily due to higher net sales, as previously discussed, and lower advertising and consumer spending of $3.2 million, partially offset by higher raw material costs of $11.5 million (primarily due to higher sow costs as well as higher egg input costs due to increased grain markets), increased manufacturing costs of $8.3 million, higher freight costs of $3.2 million (excluding volume-driven impacts) and increased employee-related expenses.
BellRing Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$282.1	$257.5	$24.6	10%	$564.5	$501.5	$63.0	13%
Segment Profit	$15.6	$35.1	$(19.5)	(56)%	$63.4	$84.4	$(21.0)	(25)%
Segment Profit Margin	6%	14%			11%	17%
Net sales for the BellRing Brands segment increased $24.6 million, or 10%, for the three months ended March 31, 2021, when compared to the prior year period. Sales of Premier Protein products were up $17.7 million, or 8%, with volume up 7%. Volume increases were driven by higher RTD protein shake product volumes in the food, drug and mass (“FDM”) and eCommerce channels. These positive impacts were partially offset by lower club channel volumes due to lapping increased consumer purchases in response to the COVID-19 pandemic during the second quarter of fiscal 2020. Average net selling prices increased in the three months ended March 31, 2021 due to favorable product mix, partially offset by increased promotional spending. Sales of Dymatize products were up $8.0 million, or 29%, with volume up 10%. Volume increases were primarily driven by higher international, club, FDM and eCommerce channel volumes, partially offset by lower specialty channel volumes. Average net selling prices increased in the three months ended March 31, 2021 due to favorable product and customer mix. Sales of all other products were down $1.1 million.
Net sales for the BellRing Brands segment increased $63.0 million, or 13%, for the six months ended March 31, 2021, when compared to the prior year period. Sales of Premier Protein products were up $53.1 million, or 13%, with volume up 14%. Volume increases were driven by higher RTD protein shake product volumes in the FDM and eCommerce channels. These positive impacts were partially offset by lower club channel volumes due to lapping increased consumer purchases in response to the COVID-19 pandemic during the second quarter of fiscal 2020. Average net selling prices decreased in the six months ended March 31, 2021 due to increased promotional spending. Sales of Dymatize products were up $12.4 million, or 23%, with volume up 10%. Volume increases were primarily driven by higher club, FDM, eCommerce and international channel volumes, partially offset by lower specialty channel volumes. Average net selling prices increased in the six months ended March 31, 2021 due to favorable customer and product mix. Sales of all other products were down $2.5 million.
Segment profit decreased $19.5 million, or 56%, for the three months ended March 31, 2021, when compared to the prior year period. This decrease was primarily driven by accelerated amortization expense of $17.7 million related to the discontinuance of the Supreme Protein brand, higher net product costs of $4.4 million due to unfavorable freight and raw material costs and increased advertising and consumer spending of $2.2 million.
Segment profit decreased $21.0 million, or 25%, for the six months ended March 31, 2021, when compared to the prior year period. This decrease was primarily driven by accelerated amortization expense of $18.1 million related to the discontinuance of the Supreme Protein brand, higher net product costs of $10.3 million, as unfavorable raw material and freight costs were only partially offset by lower manufacturing costs, and restructuring and facility closure costs, including accelerated depreciation, of $5.5 million and increased advertising and consumer spending of $2.5 million. These negative impacts were partially offset by higher net sales, as previously discussed, and lower BellRing IPO-related transaction costs of $1.8 million.
General Corporate Expenses and Other

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General corporate expenses and other	$15.1	$52.7	$37.6	71%	$28.9	$80.1	$51.2	64%
General corporate expenses and other decreased $37.6 million, or 71%, for the three months ended March 31, 2021, when compared to the prior year period, primarily driven by increased net gains (compared to losses in the prior year period) related to mark-to-market adjustments on economic hedges of $40.9 million, gains related to mark-to-market adjustments on equity securities of $3.0 million and an adjustment to our gain on bargain purchase of $2.2 million related to our prior year acquisition of Henningsen. These positive impacts were partially offset by increased losses related to mark-to-market adjustments on deferred compensation of $5.8 million (compared to gains in the prior year period) and increased third party transaction costs of $3.1 million.
General corporate expenses and other decreased $51.2 million, or 64%, for the six months ended March 31, 2021, when compared to the prior year period, primarily driven by increased net gains related to mark-to-market adjustments on economic hedges of $51.2 million (compared to losses in the prior year period), gains related to mark-to-market adjustments on equity securities of $10.9 million and a net gain on assets held for sale of $0.5 million. These positive impacts were partially offset by increased losses related to mark-to-market adjustments on deferred compensation of $8.1 million (compared to gains in the prior year period), higher stock-based compensation of $3.5 million and increased third party transaction costs of $1.8 million.
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

	Three Months Ended March 31,			Six Months Ended March 31,
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	2021	2020	$ Change
Post Consumer Brands	$—	$0.5	$0.5	$0.3	$1.1	$0.8
Weetabix	—	—	—	—	(0.1)	(0.1)
BellRing Brands	0.8	—	0.8	5.5	—	(5.5)
	$0.8	$0.5	$(0.3)	$5.8	$1.0	$(4.8)
LIQUIDITY AND CAPITAL RESOURCES
In connection with managing our capital structure, we completed the following activities during the six months ended March 31, 2021 (for additional information, see Notes 16 and 18 within “Notes to Condensed Consolidated Financial Statements”):
•$1,800.0 million principal value issued of 4.50% senior notes;
•$1,697.3 million principal value repaid and $74.3 million premium payment made on the extinguishment of our 5.00% senior notes;
•3.3 million shares of our common stock repurchased at an average share price of $95.78 per share for a total cost of $315.3 million, including broker’s commissions;
•$47.5 million received in connection with share repurchase contracts entered into in the fourth quarter of fiscal 2020;
•$46.3 million outstanding principal repaid by BellRing on its term loan (the “BellRing Term B Facility”);
•$20.0 million borrowed by BellRing under its revolving credit facility (the “BellRing Revolving Credit Facility”);

•$50.0 million repaid by BellRing under the BellRing Revolving Credit Facility; and
•BellRing entered into a second amendment to the BellRing Credit Agreement (the “BellRing Amendment”), which provided for the refinancing of the BellRing Term B Facility on substantially the same terms as in effect prior to the BellRing Amendment, except that it (i) reduced the interest rate margin by 100 basis points, resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the BellRing Credit Agreement to address the anticipated unavailability of LIBOR as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing repays the BellRing Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amends the BellRing Credit Agreement to reduce the effective interest rate applicable to the BellRing Term B Facility, BellRing must pay a 1.00% premium on the amount repaid or subject to the interest rate reduction. In connection with the BellRing Amendment, BellRing paid $1.5 million of debt refinancing fees.
The following table shows select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2021	2020
Cash provided by (used in):
Operating activities	$162.3	$89.0
Investing activities	(256.5)	(62.4)
Financing activities	(362.7)	115.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.1	(0.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(450.8)	$142.1
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we took steps across the organization to limit discretionary expenses and re-prioritize our capital projects and to focus on cash flow generation. We temporarily suspended our share repurchase program, and we and BellRing borrowed under our respective revolving credit facilities in order to increase our cash position and financial flexibility in the second quarter of fiscal 2020. As a result of our strong operating cash flows and our healthy liquidity position, in the third quarter of fiscal 2020, we were able to resume our share repurchase program in May 2020, and we and BellRing repaid such borrowings under our respective revolving credit facilities prior to the end of fiscal 2020. In addition, we resumed normal levels of capital investment. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. Additionally, we expect to generate positive cash flows from the operations of our diverse businesses; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity, navigate the uncertainty caused by the pandemic and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our amended and restated credit agreement (the “Credit Agreement”) and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Short-term financing needs primarily consist of working capital requirements and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity, other strategic transactions and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may continue to seek to repurchase shares of our common stock, and BellRing may seek to repurchase shares of its Class A Common Stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2021 increased $73.3 million compared to the prior year period, driven by favorable changes related to the fluctuations in the timing of sales and collections of trade receivables within our BellRing Brands, Post Consumer Brands, Refrigerated Retail and Weetabix segments, primarily due to an increase in consumer purchases in response to the COVID-19 pandemic in March 2020, and the timing of payments of trade accounts payables within our Foodservice, BellRing Brands and Post Consumer Brands segments.
Investing Activities
Six months ended March 31, 2021
Cash used in investing activities for the six months ended March 31, 2021 was $256.5 million, primarily driven by cash paid of $153.7 million for our current year acquisitions of Peter Pan and Almark, capital expenditures of $99.4 million and cash paid related to investments in partnerships of $17.1 million, partially offset by proceeds from the sale of property and assets held for sale of $18.7 million. The largest individual capital expenditure project in the period related to the re-construction of a building that was destroyed in a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020.
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
Financing Activities
Six months ended March 31, 2021
Cash used in financing activities for the six months ended March 31, 2021 was $362.7 million. We received proceeds of $1,800.0 million from the issuance of our 4.50% senior notes. BellRing borrowed $20.0 million under the BellRing Revolving Credit Facility. These issuances and borrowings resulted in total proceeds from the issuance of long-term debt of $1,820.0 million. In connection with the 4.50% senior notes issuance, we paid $16.8 million in debt issuance costs. We repaid the outstanding principal balance under our 5.00% senior notes and made a principal payment on a municipal bond. BellRing repaid $46.3 million of outstanding principal under the BellRing Term B Facility and repaid $50.0 million of outstanding principal under the BellRing Revolving Credit Facility, which resulted in total repayments of long-term debt of $1,794.6 million. In connection with the repayment of the 5.00% senior notes and the BellRing Amendment (discussed above), we paid $75.8 million in debt premiums and refinancing fees. We paid $322.7 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. We received $47.5 million related to the settlement of share repurchase contracts that were entered into in fiscal 2020 and did not settle until fiscal 2021.

Six months ended March 31, 2020
Cash provided by financing activities for the six months ended March 31, 2020 was $115.9 million. BellRing Brands, Inc. received $524.4 million net proceeds from the BellRing IPO, after deducting discounts and commissions. We received proceeds of $1,250.0 million from the issuance of our 4.625% senior notes. We borrowed $1,225.0 million under the 2020 Bridge Loan and $500.0 million under our revolving credit facility. BellRing borrowed $700.0 million under the BellRing Term B Facility, at a discount of $14.0 million, and borrowed $185.0 million under the BellRing Revolving Credit Facility. These issuances and borrowings resulted in total proceeds from the issuance of long-term debt of $3,846.0 million. In connection with these issuances, borrowings and the amendment and restatement of our Credit Agreement, we paid $39.8 million in debt issuance costs and deferred financing fees. We repaid the outstanding principal balances under our term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes and made a principal payment on a municipal bond. BellRing repaid the outstanding principal balance under the 2020 Bridge Loan which it assumed from us in connection with the BellRing IPO and repaid principal borrowings under the BellRing Revolving Credit Facility, which resulted in total repayments of long-term debt of $3,731.5 million. We paid premiums of $49.8 million related to our early extinguishment of our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes. In connection with the BellRing IPO, we were refunded $15.3 million of debt issuance costs paid in connection with the 2020 Bridge Loan. We paid $437.8 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020.
Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of March 31, 2021, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of March 31, 2021. We do not believe non-compliance is reasonably likely in the foreseeable future.
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
•the possibility that we may not be able to consummate the initial public offering of Post Holdings Partnering Corporation (“PHPC”), a newly formed special purpose acquisition company and our indirect wholly-owned subsidiary, on the expected timeline or at all, that we may not find a suitable business combination within the prescribed two-year time period, that the business combination may not be successful or that the activities for PHPC could be distracting to our management;
•our ability to promptly and effectively realize the strategic and financial benefits expected as a result of the BellRing IPO;
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
•costs associated with the obligations of Bob Evans Farms, Inc. (“Bob Evans”) in connection with the sale and separation of its restaurants business in April 2017, which occurred prior to our acquisition of Bob Evans, including certain indemnification obligations under the restaurants sale agreement and Bob Evans’s payment and performance obligations as a guarantor for certain leases;
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
•our ability and BellRing’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•other risks and uncertainties included under “Risk Factors” within Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 20, 2020.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The COVID-19 pandemic has resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the Company is unable to predict or determine the continued impacts that the COVID-19 pandemic may have on its exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within Item 2 of Part I of this report, as well as “Risk Factors” within Item 1A of Part II of this report.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $14 million and $11 million as of March 31, 2021 and September 30, 2020, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of March 31, 2021, a hypothetical 10% adverse change in the expected USD-GBP exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $2 million. As of September 30, 2020, a hypothetical 10% adverse change in the expected Euro-

GBP and USD-GBP exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by an immaterial amount and approximately $3 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of March 31, 2021, the Company had outstanding principal value of indebtedness of $7,075.1 million related to its senior notes, a municipal bond and the BellRing Term B Facility. At March 31, 2021, Post’s revolving credit facility and the BellRing Revolving Credit Facility had available borrowing capacity of $730.7 million and $200.0 million, respectively. Of the total $7,075.1 million of outstanding indebtedness, $6,440.2 million bore interest at a weighted-average fixed interest rate of 5.1%. As of September 30, 2020, the Company had principal value of indebtedness of $7,049.7 million, related to its senior notes, a municipal bond, the BellRing Term B Facility and the BellRing Revolving Credit Facility. Of the total $7,049.7 million of outstanding indebtedness, $6,337.5 million bore interest at a weighted-average fixed interest rate of 5.2%.
As of March 31, 2021 and September 30, 2020, the fair value of the Company’s total debt was $7,216.5 million and $7,277.8 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $48 million and $14 million as of March 31, 2021 and September 30, 2020, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and six months ended March 31, 2021 and 2020.
For additional information regarding the Company’s debt, refer to Note 16 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of March 31, 2021 and September 30, 2020, the Company had interest rate swaps with a notional value of $2,664.0 million and $2,721.0 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $38 million and $19 million as of March 31, 2021 and September 30, 2020, respectively.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s acquisitions of Peter Pan and Almark in fiscal 2021, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. There were no other significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION.
ITEM 1.     LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 14 within “Notes to Condensed Consolidated Financial Statements” within Item 1 of Part I of this report, which is incorporated herein by reference.

Pursuant to Securities and Exchange Commission (“SEC”) regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings to disclose for the period covered by this report.
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
We will be subject to a number of uncertainties while we pursue the initial public offering of Post Holdings Partnering Corporation (“PHPC”), and during the timeframe when PHPC pursues a business combination, which could adversely affect our business, financial condition, results of operations, cash flows and stock price.
While we have announced our intention to pursue an initial public offering of PHPC, a newly formed special purpose acquisition company (“SPAC”) and our indirect wholly-owned subsidiary, there has recently been heightened regulatory focus on SPACs, including recently issued accounting guidance, resulting in substantial uncertainty in the SPAC markets. Pursuing the initial public offering of a SPAC in this uncertain environment has resulted in, and may continue to result in, additional costs as instrument terms are reevaluated, delays in the SPAC initial public offering process and attention from our management and employees. There is no assurance that we will be able to consummate PHPC’s initial public offering on favorable terms or at all. Further, in the event the initial public offering of PHPC is completed, the accounting guidance applicable to SPACs could subsequently be revisited, potentially necessitating restatements of PHPC’s financial statements, which could then impact and necessitate restatements of our financial statements, as well as leading to delays as PHPC pursues a suitable business transaction and requiring us to devote extensive management and employee attention and resources to these matters.
If we are unable to consummate PHPC’s initial public offering on favorable terms or at all, or if we complete the initial public offering and PHPC is unable to consummate a suitable business transaction during the prescribed two-year time period set forth in the terms of the initial public offering, we may experience negative reactions from the financial markets and from our shareholders. In addition, in the event that PHPC is able to find a suitable business combination, or if the business combination is unsuccessful, there is no assurance that we will realize the anticipated value from such transaction. Further, we will be required to devote significant management and employee attention and resources to matters relating to the initial public offering and the business combination. These matters have the potential to disrupt us from conducting business operations or pursuing other business strategies and could adversely affect our business, financial condition, results of operations and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
January 1, 2021 - January 31, 2021	622,163	$98.50	622,163	$68,335,460
February 1, 2021 - February 28, 2021	728,440	$97.14	728,440	$356,996,862
March 1, 2021 - March 31, 2021	230,784	$101.23	230,784	$333,633,659
Total	1,581,387	$98.27	1,581,387	$333,633,659
(a)Does not include broker’s commissions.
(b)On August 4, 2020, our Board of Directors approved an authorization for the Company to repurchase up to $400,000,000 of shares of our common stock effective August 8, 2020 (the “Prior Authorization”). The Prior Authorization had an expiration date of August 8, 2022. On February 2, 2021, our Board of Directors terminated the Prior Authorization effective February 5, 2021 and approved a new authorization to repurchase up to $400,000,000 of shares of our common stock effective February 6, 2021 (the “New Authorization”). The New Authorization expires on February 6, 2023. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. As of February 5, 2021, the approximate dollar value of shares that could yet be purchased under the Prior Authorization was $40,578,858.

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

4.1
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

4.2
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

4.3
Indenture (2029 Notes), dated as of July 3, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2019)

4.4
Indenture (2030 Notes), dated as of February 26, 2020, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2020)

4.5
Indenture (2031 Notes), dated as of March 10, 2021, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 11, 2021)

†10.52	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Management Directors)

10.53
Amendment No. 2 to Credit Agreement, dated as of February 26, 2021, by and among BellRing Brands, LLC, the institutions party thereto as 2021 Refinancing Term Lenders (as defined therein), each Revolving Credit Lender (as defined in the Existing Credit Agreement (as defined therein)), Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the subsidiary guarantors of BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2021)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2021

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2021 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	May 7, 2021	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)