Form 10-Q
period 2021-06-30
Post Holdings, Inc.
filed 2021-08-06
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Common Stock, $0.01 par value per share – 63,707,265 shares as of August 2, 2021

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$1,589.8	$1,336.4	$4,531.1	$4,287.4
Cost of goods sold	1,110.4	899.6	3,145.3	2,940.3
Gross Profit	479.4	436.8	1,385.8	1,347.1
Selling, general and administrative expenses	231.9	224.2	732.4	704.5
Amortization of intangible assets	53.7	40.1	152.8	120.2
Other operating (income) expenses, net	(12.7)	0.4	(17.3)	0.8
Operating Profit	206.5	172.1	517.9	521.6
Interest expense, net	91.9	96.4	283.3	293.3
Loss on extinguishment and refinancing of debt, net	0.1	—	94.8	72.9
Expense (income) on swaps, net	121.6	29.2	(105.6)	192.4
Other income, net	(2.9)	(3.1)	(19.8)	(9.6)
(Loss) Earnings before Income Taxes and Equity Method Loss	(4.2)	49.6	265.2	(27.4)
Income tax expense (benefit)	28.5	5.0	81.2	(11.7)
Equity method loss, net of tax	11.6	4.2	26.5	22.6
Net (Loss) Earnings Including Noncontrolling Interests	(44.3)	40.4	157.5	(38.3)
Less: Net earnings attributable to noncontrolling interests	10.0	4.4	20.7	17.9
Net (Loss) Earnings	$(54.3)	$36.0	$136.8	$(56.2)

(Loss) Earnings per Common Share:
Basic	$(0.95)	$0.53	$2.02	$(0.81)
Diluted	$(0.95)	$0.52	$1.99	$(0.81)

Weighted-Average Common Shares Outstanding:
Basic	63.7	68.1	64.5	69.4
Diluted	63.7	69.2	65.6	69.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net (Loss) Earnings Including Noncontrolling Interests	$(44.3)	$40.4	$157.5	$(38.3)
Pension and postretirement benefits adjustments:
Reclassifications to net (loss) earnings	(0.1)	(0.6)	(0.5)	(1.6)
Hedging adjustments:
Net gain on derivatives	—	—	—	22.5
Reclassifications to net (loss) earnings	0.6	0.6	1.7	7.6
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	10.8	(4.7)	126.4	0.9
Tax (expense) benefit on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net (loss) earnings	0.1	0.3	0.3	0.5
Hedging adjustments:
Net gain on derivatives	—	—	—	(5.4)
Reclassifications to net (loss) earnings	(0.2)	(0.1)	(0.4)	(1.7)
Total Other Comprehensive Income (Loss) Including Noncontrolling Interests	11.2	(4.5)	127.5	22.8
Less: Comprehensive income attributable to noncontrolling interests	10.4	4.5	21.3	15.0
Total Comprehensive (Loss) Income	$(43.5)	$31.4	$263.7	$(30.5)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2021	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$775.9	$1,187.9
Restricted cash	6.4	5.5
Receivables, net	562.9	441.6
Inventories	670.1	599.4
Prepaid expenses and other current assets	83.9	53.4
Total Current Assets	2,099.2	2,287.8
Property, net	1,846.3	1,779.7
Goodwill	4,597.1	4,438.6
Other intangible assets, net	3,197.9	3,197.5
Equity method investments	88.2	114.1
Investments held in trust	345.0	—
Other assets	388.7	329.0
Total Assets	$12,562.4	$12,146.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$115.6	$64.9
Accounts payable	440.9	367.9
Other current liabilities	374.4	541.6
Total Current Liabilities	930.9	974.4
Long-term debt	6,932.1	6,959.0
Deferred income taxes	879.2	784.5
Other liabilities	682.4	599.8
Total Liabilities	9,424.6	9,317.7
Redeemable noncontrolling interest	305.0	—
Shareholders’ Equity
Common stock	0.8	0.8
Additional paid-in capital	4,249.2	4,182.9
Retained earnings	310.1	208.6
Accumulated other comprehensive income (loss)	97.6	(29.3)
Treasury stock, at cost	(1,823.8)	(1,508.5)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,833.9	2,854.5
Noncontrolling interests	(1.1)	(25.5)
Total Shareholders’ Equity	2,832.8	2,829.0
Total Liabilities and Shareholders’ Equity	$12,562.4	$12,146.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net Earnings (Loss) Including Noncontrolling Interests	$157.5	$(38.3)
Adjustments to reconcile net earnings (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	316.9	274.5
Unrealized (gain) loss on interest rate swaps, foreign exchange contracts and warrant liabilities, net	(136.6)	155.1
Loss on extinguishment and refinancing of debt, net	94.8	72.9
Non-cash stock-based compensation expense	41.9	37.2
Equity method loss, net of tax	26.5	22.6
Deferred income taxes	67.7	(61.8)
Other, net	(14.6)	7.4
Other changes in operating assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables, net	(120.0)	31.5
Increase in inventories	(19.0)	(30.1)
Increase in prepaid expenses and other current assets	(44.5)	(7.6)
Increase in other assets	(11.5)	(17.5)
Increase (decrease) in accounts payable and other current liabilities	18.8	(43.9)
Increase in non-current liabilities	17.4	6.4
Net Cash Provided by Operating Activities	395.3	408.4
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(290.3)	—
Additions to property	(142.7)	(160.0)
Proceeds from sale of property and assets held for sale	19.0	2.5
Insurance proceeds on property losses	9.5	10.0
Purchases of equity securities	(5.0)	—
Sale of equity securities	34.2	—
Investments in partnerships	(17.1)	—
Investment of subsidiary initial public offering proceeds into trust account	(345.0)	—
Cross-currency swap cash settlements	—	52.7
Net Cash Used in Investing Activities	(737.4)	(94.8)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,820.0	3,848.0
Repayments of long-term debt	(1,803.3)	(4,130.3)
Payments to appraisal rights holders	—	(3.8)
Purchases of treasury stock	(322.7)	(469.0)
Proceeds from initial public offering	305.0	524.4
Payment of initial public offering costs	(7.1)	—
Payments of debt issuance costs and deferred financing fees	(16.8)	(40.8)
Refund of debt issuance costs	—	15.3
Payments of debt premiums and refinancing fees	(75.9)	(49.8)
Cash received from share repurchase contracts	47.5	—
Other, net	(21.9)	(7.9)
Net Cash Used in Financing Activities	(75.2)	(313.9)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	6.2	0.5
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(411.1)	0.2
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,193.4	1,054.5
Cash, Cash Equivalents and Restricted Cash, End of Period	$782.3	$1,054.7

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2021	2020	2021	2020
Common Stock
Beginning and end of period	$0.8	$0.8	$0.8	$0.8
Additional Paid-in Capital
Beginning of period	4,237.7	4,207.0	4,182.9	3,734.8
Activity under stock and deferred compensation plans	(1.5)	(0.9)	(19.7)	(7.9)
Non-cash stock-based compensation expense	13.0	11.9	38.5	35.5
Cash received from share repurchase contracts	—	—	47.5	—
Initial public offering, net of tax	—	—	—	455.6
End of period	4,249.2	4,218.0	4,249.2	4,218.0
Retained Earnings
Beginning of period	399.7	115.6	208.6	207.8
Net (loss) earnings	(54.3)	36.0	136.8	(56.2)
Post Holdings Partnering Corporation deemed dividend	(35.3)	—	(35.3)	—
End of period	310.1	151.6	310.1	151.6
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(4.5)	25.8	(4.3)	26.6
Net change in retirement benefits, net of tax	—	(0.3)	(0.2)	(1.1)
End of period	(4.5)	25.5	(4.5)	25.5
Hedging Adjustments, net of tax
Beginning of period	70.9	69.8	70.3	44.5
Net change in hedges, net of tax	0.2	0.3	0.8	25.6
End of period	71.1	70.1	71.1	70.1
Foreign Currency Translation Adjustments
Beginning of period	20.4	(162.1)	(95.3)	(167.9)
Foreign currency translation adjustments	10.6	(4.6)	126.3	1.2
End of period	31.0	(166.7)	31.0	(166.7)
Treasury Stock
Beginning of period	(1,823.8)	(1,349.8)	(1,508.5)	(920.7)
Purchases of treasury stock	—	(33.2)	(315.3)	(462.3)
End of period	(1,823.8)	(1,383.0)	(1,823.8)	(1,383.0)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,833.9	2,916.3	2,833.9	2,916.3
Noncontrolling Interests
Beginning of period	(14.2)	(41.9)	(25.5)	11.4
Initial public offering	—	—	—	(64.9)
Net earnings attributable to noncontrolling interests	11.5	4.4	22.2	17.9
Activity under stock and deferred compensation plans	—	0.1	(0.8)	0.1
Distribution to noncontrolling interest	—	—	(1.0)	—
Non-cash stock-based compensation expense	1.2	0.6	3.4	1.7
Net change in hedges, net of tax	0.2	0.2	0.5	(2.6)
Foreign currency translation adjustments	0.2	(0.1)	0.1	(0.3)
End of period	(1.1)	(36.7)	(1.1)	(36.7)
Total Shareholders’ Equity	$2,832.8	$2,879.6	$2,832.8	$2,879.6
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
The Company completed its acquisitions of the Egg Beaters brand (“Egg Beaters”) and the Peter Pan nut butter brand (“Peter Pan”) on May 27, 2021 and January 25, 2021, respectively. The quarter close date for both Egg Beaters and Peter Pan was June 27, 2021. As the amounts associated with the additional three days are immaterial, results of these entities have not been adjusted to conform with Post’s fiscal calendar.
NOTE 2 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.
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

NOTE 3 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
On May 28, 2021, the Company and Post Holdings Partnering Corporation, a newly formed special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, par value $0.0001 per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. PHPC Sponsor, LLC, a wholly owned subsidiary of the Company (“PHPC Sponsor”), purchased 4.0 of the 30.0 PHPC Units in the initial public offering on May 28, 2021 for $40.0. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units may elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the completion of the PHPC IPO.
Substantially concurrently with the closing of the initial public offering on May 28, 2021, PHPC completed the private sale of 1.0 units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, and in connection with the underwriters’ exercise in full of their option to purchase additional PHPC Units, PHPC Sponsor purchased an additional 0.1 PHPC Private Placement Units, generating proceeds to PHPC of $10.9 (the “PHPC Private Placement”). The PHPC Private Placement Units sold in the PHPC Private Placement are identical to the PHPC Units sold in the PHPC IPO, except that, with respect to the warrants underlying the PHPC Private Placement Units (the “PHPC Private Placement Warrants”) that are held by PHPC Sponsor or its permitted transferees, such PHPC Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the PHPC Warrants are called for redemption and a certain price per share of PHPC Series A Common Stock threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of PHPC’s partnering transaction. If the PHPC Private Placement Warrants are held by holders other than PHPC Sponsor or its permitted transferees, the PHPC Private Placement Warrants will be redeemable by PHPC in all redemption scenarios and exercisable by holders on the same basis as the PHPC Warrants.
In addition, the Company, through PHPC Sponsor’s ownership of 8.6 shares of Series F common stock of PHPC, par value $0.0001 per share, has certain governance rights in PHPC.
In connection with the completion of the initial public offering on May 28, 2021, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), providing for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock, par value of $0.0001 per share, and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of $10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
In determining the accounting treatment of the Company’s equity interest in PHPC, management concluded that PHPC is a variable interest entity (“VIE”) as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. PHPC Sponsor is the primary beneficiary of PHPC as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from PHPC, as well as the power to direct a majority of the activities that significantly impact PHPC’s economic performance, including target identification. As such, PHPC is fully consolidated into the Company’s financial statements.

Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, representing the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, is required by the underwriting agreement to be maintained in the trust account. These proceeds will be invested only in U.S. treasury securities. In connection with the trust account, the Company reported “Investments held in trust” of $345.0 on the Condensed Consolidated Balance Sheet at June 30, 2021 and “Investment of subsidiary initial public offering proceeds into trust account” on the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2021.
The public stockholders’ ownership of PHPC equity represents a noncontrolling interest (“NCI”) to the Company, which is classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock is redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net income or loss, other comprehensive income or loss (“OCI”) and distributions or (ii) the redemption value. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account and not previously released to PHPC to pay income taxes. As of June 30, 2021, the carrying amount of the redeemable NCI was recorded at its redemption value of $305.0. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend and are recorded to “Retained earnings” on the Condensed Consolidated Balance Sheet.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $16.9 was recorded to the redeemable NCI and $1.0 was reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2021. Of the $17.9 offering costs incurred, $10.7 were deferred underwriting commissions that will become payable to the underwriters solely in the event that PHPC completes a partnering transaction and were included in “Other liabilities” on the Condensed Consolidated Balance Sheet at June 30, 2021. Additionally, the initial valuation of the PHPC Warrants of $16.9 was also recorded to redeemable NCI. For additional information on the financial statement impacts of the PHPC Warrants, see Notes 13 and 14.
As of June 30, 2021, the Company beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
The following table summarizes the effects of changes in ownership of PHPC on the Company’s equity:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
PHPC IPO offering costs	$(16.9)	$—	$(16.9)	$—
Initial valuation of PHPC Warrants	(16.9)	—	(16.9)	—
Net loss attributable to redeemable NCI	(1.5)	—	(1.5)	—
PHPC deemed dividend	$(35.3)	$—	$(35.3)	$—

The following table summarizes the changes to the Company’s redeemable NCI. The period as of and for the nine months ended June 30, 2021 represents the period beginning May 28, 2021, the effective date of the PHPC IPO, and ending June 30, 2021.

	As Of and For The Three Months Ended June 30,	As Of and For The Nine Months Ended June 30,
	2021	2021
Beginning of period	$—	$—
Impact of PHPC IPO (a)	271.2	271.2
Net loss	(1.5)	(1.5)
PHPC deemed dividend	35.3	35.3
End of period	$305.0	$305.0
(a)For the three and nine months ended June 30, 2021, the impact of the PHPC IPO includes the value of PHPC Units owned by public stockholders of $305.0 less offering costs of $16.9 and the initial valuation of PHPC Warrants of $16.9.
BellRing
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), a subsidiary of the Company, closed its initial public offering (the “BellRing IPO”) of 39.4 shares of its Class A common stock, $0.01 par value per share (the “BellRing Class A Common Stock”). BellRing received net proceeds from the BellRing IPO of $524.4, after deducting underwriting discounts and commissions. As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO, BellRing became a publicly-traded company with the BellRing Class A Common Stock being traded on the NYSE under the ticker symbol “BRBR” and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of BellRing LLC’s non-voting membership units (the “BellRing LLC units”), with Post owning 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “BellRing Class B Common Stock” and, collectively with the BellRing Class A Common Stock, the “BellRing Common Stock”). The BellRing Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the BellRing Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock, which provides the Company control over BellRing’s board of directors and results in the full consolidation of BellRing and its subsidiaries into the Company’s financial statements. The BellRing LLC units held by the Company include a redemption feature that allows the Company to, at BellRing LLC’s option (as determined by its board of managers), redeem BellRing LLC units for either (i) BellRing Class A Common Stock of BellRing or (ii) cash equal to the market value of the BellRing Class A Common Stock at the time of redemption. BellRing LLC is the holding company for the Company’s historical active nutrition business. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC. BellRing and its subsidiaries are reported herein as the BellRing Brands segment.
In the event the Company (other than BellRing and its subsidiaries) holds 50% or less of the BellRing LLC units, the holder of the share of BellRing Class B Common Stock will be entitled to a number of votes equal to the number of BellRing LLC units held by all persons other than BellRing and its subsidiaries. In such situation, the Company, as the holder of the share of BellRing Class B Common Stock, will only be entitled to cast a number of votes equal to the number of BellRing LLC units held by the Company (other than BellRing and its subsidiaries). Also, in such situation, if any BellRing LLC units are held by persons other than the Company, then the Company, as the holder of the share of BellRing Class B Common Stock, will cast the remainder of votes to which the share of BellRing Class B Common Stock is entitled only in accordance with the instructions and directions from such other holders of the BellRing LLC units.
As of June 30, 2021 and September 30, 2020, the Company (other than BellRing and its subsidiaries) owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within the Company’s financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the BellRing Class A Common Stock), were allocated to NCI.

The following table summarizes the effects of changes in ownership of BellRing on the Company’s equity:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Increase in additional paid-in capital related to net proceeds from BellRing IPO	$—	$—	$—	$524.4
Increase in additional paid-in capital related to establishment of NCI	—	—	—	64.9
Decrease in additional paid-in capital related to tax effects of BellRing IPO	—	—	—	(133.7)
Net transfers from NCI	$—	$—	$—	$455.6
8th Avenue
The Company has a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that is accounted for using the equity method. In determining the accounting treatment of the common equity interest, management concluded that 8th Avenue was not a variable interest entity as defined by ASC Topic 810 and, as such, was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by third parties associated with the governance of 8th Avenue. However, Post does retain significant influence, and therefore, the use of the equity method of accounting is required.
The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(16.3)	$(4.3)	$(35.0)	$(28.2)
	60.5%	60.5%	60.5%	60.5%
Equity method loss available to Post	$(9.9)	$(2.6)	$(21.2)	$(17.1)
Less: Amortization of basis difference, net of tax (a)	1.7	1.7	5.1	5.1
Equity method loss, net of tax	$(11.6)	$(4.3)	$(26.3)	$(22.2)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At June 30, 2021 and September 30, 2020, the remaining basis difference to be amortized was $49.5 and $54.6, respectively.
Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales	$214.8	$243.7	$664.5	$695.2
Gross profit	$31.5	$45.0	$101.2	$124.6

Net (loss) earnings	$(7.1)	$3.9	$(8.2)	$(4.2)
Less: Preferred stock dividend	9.2	8.2	26.8	24.0
Net Loss Available to 8th Avenue Common Shareholders	$(16.3)	$(4.3)	$(35.0)	$(28.2)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $0.9 and $2.5 during the three and nine months ended June 30, 2021, respectively, and $1.0 and $3.0 during the three and nine months ended June 30, 2020, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three and nine months ended June 30, 2021, the Company had net sales to 8th Avenue of $1.4 and $5.4, respectively, and purchases from and royalties paid to 8th Avenue of $19.5 and $37.1, respectively. During the three and nine months ended June 30, 2020, the Company had net sales to 8th Avenue of $1.5 and $4.7, respectively, and purchases from and royalties paid to 8th Avenue of $2.2 and $7.4, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $83.8 and $110.1 at June 30, 2021 and September 30, 2020, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company

had current receivables, current payables and a long-term liability with 8th Avenue of $4.9, $6.2 and $0.7, respectively, at June 30, 2021 and current receivables, current payables and a long-term liability of $3.2, $0.6 and $0.7, respectively, at September 30, 2020. The current receivables, current payables and long-term liability, which related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases, were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method earnings (loss), net of tax, attributable to Alpen was zero and $(0.2) for the three and nine months ended June 30, 2021, respectively, and $0.1 and $(0.4) for the three and nine months ended June 30, 2020, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $4.4 and $4.0 at June 30, 2021 and September 30, 2020, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.6 and $0.5 at June 30, 2021 and September 30, 2020, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results from operations are reported in the Weetabix segment (see Note 20). The remaining interest in the consolidated net income and net assets of Weetabix East Africa is allocated to NCI.
NOTE 4 — BUSINESS COMBINATIONS
The Company accounts for acquisitions using the acquisition method of accounting, whereby the results of operations are included in the financial statements from the date of acquisition. The purchase price is allocated to acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets over the purchase price is recorded as a gain on bargain purchase. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies, the expansion of the business into new or growing segments of the industry and the addition of new employees.
Fiscal 2021
On June 1, 2021, the Company completed its acquisition of the private label RTE cereal business from TreeHouse Foods, Inc. (the “PL RTE Cereal Business”) for $85.0, subject to inventory and other adjustments, resulting in a payment at closing of $88.0. The acquisition was completed using cash on hand. The PL RTE Cereal Business is reported in the Post Consumer Brands segment (see Note 20). Based on the preliminary purchase price allocation, the Company identified and recorded $100.7 of net assets, which exceeded the purchase price paid for the PL RTE Cereal Business. As a result, the Company recorded a gain of $12.7, which was reported as “Other operating (income) expenses, net” in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2021. Net sales and operating loss included in the Condensed Consolidated Statements of Operations attributable to the PL RTE Cereal Business was $16.6 and $2.0, respectively, for both the three and nine months ended June 30, 2021.
On May 27, 2021, the Company completed its acquisition of Egg Beaters from Conagra Brands, Inc. for $50.0, subject to working capital and other adjustments, resulting in a payment at closing of $50.6. The acquisition was completed using cash on hand. Egg Beaters is a retail liquid egg brand and is reported in the Refrigerated Retail segment (see Note 20). At June 30, 2021, the Company had recorded an estimated working capital payable of $0.1, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheet. Based on the preliminary purchase price allocation, the Company has recorded customer relationships and trademarks and brands of $26.0 and $9.0, respectively, both of which will be amortized over a weighted-average period of 15 years. Net sales and operating loss included in the Condensed Consolidated Statements of Operations attributable to Egg Beaters was $3.2 and zero, respectively, for both the three and nine months ended June 30, 2021.

On February 1, 2021, the Company completed its acquisition of the Almark Foods business and related assets (“Almark”) for $52.0, subject to working capital and other adjustments, resulting in a payment at closing of $51.3. The acquisition was completed using cash on hand. Almark is a provider of hard-cooked and deviled egg products, offering conventional, organic and cage-free products, and distributes its products to foodservice distributors, as well as across retail outlets, including in the perimeter-of-the-store and the deli counter. Almark is reported in the Foodservice and Refrigerated Retail segments (see Note 20). At June 30, 2021, the Company had recorded an estimated working capital receivable of $3.0, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet. Based upon the preliminary purchase price allocation, the Company has recorded $19.5 of customer relationships to be amortized over a weighted-average period of 10 years. Net sales and operating loss included in the Condensed Consolidated Statements of Operations attributable to Almark were $24.0 and $2.7, respectively, for the three months ended June 30, 2021 and $38.4 and $2.6, respectively, for the nine months ended June 30, 2021.
On January 25, 2021, the Company completed its acquisition of Peter Pan from Conagra Brands, Inc. for $102.0, subject to working capital and other adjustments, resulting in a payment at closing of $103.4. The acquisition was completed using cash on hand. Peter Pan is a nationally recognized brand with a diversified customer base across key channels and is reported in the Post Consumer Brands segment (see Note 20). All Peter Pan nut butter products are currently co-manufactured by 8th Avenue, in which the Company has a 60.5% common equity interest (see Note 3). In April 2021, the Company reached a final settlement of net working capital, resulting in an amount received by the Company of $2.0. Based upon the preliminary purchase price allocation, the Company has recorded customer relationships and trademarks and brands of $12.0 and $55.0, respectively, both of which will be amortized over a weighted-average period of 20 years. Net sales and operating profit included in the Condensed Consolidated Statements of Operations attributable to Peter Pan were $21.8 and $2.1, respectively, for the three months ended June 30, 2021 and $39.2 and $5.6, respectively, for the nine months ended June 30, 2021.
Preliminary values of the fiscal 2021 acquisitions are not yet finalized pending the final purchase price allocations and are subject to change once additional information is obtained. The Company expects portions of the final fair values of goodwill related to the acquisitions of Peter Pan and Egg Beaters and the final fair value of goodwill related to the acquisition of Almark to be deductible for U.S. income tax purposes.
The following table provides the preliminary purchase price allocation related to the fiscal 2021 acquisitions based upon the fair values of assets and liabilities assumed, including the provisional amounts recognized related to the acquisitions, as of June 30, 2021.

	PL RTE Cereal Business	Egg Beaters	Almark	Peter Pan
Receivables	$—	$—	$5.9	$—
Inventories	36.0	3.1	4.0	4.6
Prepaid expenses and other current assets	—	—	0.1	—
Property	69.4	7.0	9.8	—
Goodwill	—	17.8	19.4	55.1
Other intangible assets	—	35.0	19.5	67.0
Deferred tax asset	—	—	1.3	—
Other assets	0.2	—	27.7	—
Accounts payable	—	(10.1)	(6.4)	(11.7)
Other current liabilities	—	—	(1.2)	—
Deferred tax liability	(4.2)	(2.1)	—	(13.6)
Other liabilities	(0.7)	—	(31.8)	—
Total acquisition cost	$100.7	$50.7	$48.3	$101.4
Fiscal 2020
On July 1, 2020, the Company completed its acquisition of Henningsen Foods, Inc. (“Henningsen”) from a subsidiary of Kewpie Corporation for $20.0, subject to working capital and other adjustments, resulting in a payment at closing of $22.7. The acquisition was completed using cash on hand. Henningsen is a producer of egg and meat products and is reported in the Foodservice segment (see Note 20). Based upon the preliminary purchase price allocation at September 30, 2020, the Company identified and recorded $32.6 of net assets, including cash of $2.8, which exceeded the purchase price paid for Henningsen. As a result, the Company recorded a gain of $11.7, which was reported as other operating income in the consolidated statement of operations for the year ended September 30, 2020. At September 30, 2020, the Company had recorded an estimated working capital settlement receivable of $1.8, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet.

In the nine months ended June 30, 2021, the Company recorded measurement period adjustments related to inventory and deferred income taxes of $0.7 and reached a final settlement of net working capital, resulting in an amount received by the Company of $1.0. As a result of these adjustments, the Company recorded a loss of $0.1, which was included in “Other operating (income) expenses, net” in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2021.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2021 acquisitions for the periods presented as if these acquisitions had occurred on October 1, 2019, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, inventory revaluation adjustments on acquired businesses, interest expense, transaction costs, gain on bargain purchase and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Pro forma net sales	$1,627.4	$1,471.3	$4,734.7	$4,663.4
Pro forma net (loss) earnings	$(64.3)	$48.7	$131.9	$(39.5)
Pro forma basic (loss) earnings per common share	$(1.11)	$0.71	$1.95	$(0.57)
Pro forma diluted (loss) earnings per common share	$(1.11)	$0.70	$1.91	$(0.57)
NOTE 5 — RESTRUCTURING
In October 2020, BellRing announced its plan to strategically realign its business, resulting in the closing of its Dallas, Texas office and the downsizing of its Munich, Germany location (the “BellRing Restructuring”). These actions were substantially completed as of June 30, 2021.
Restructuring charges and the associated liabilities for employee-related costs are shown in the following table.

Balance, September 30, 2020	$—
Charge to expense	4.7
Cash payments	(4.6)
Non-cash charges	—
Balance, June 30, 2021	$0.1

Total expected restructuring charges	$4.8
Cumulative restructuring charges incurred to date	4.7
Remaining expected restructuring charges	$0.1
During the three and nine months ended June 30, 2021, the Company incurred total restructuring charges of $(0.1) and $4.7, respectively, related to the BellRing Restructuring. No restructuring charges were incurred during the three or nine months ended June 30, 2020. Restructuring charges were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. These expenses are included in the measure of segment performance for BellRing Brands (see Note 20).

NOTE 6 — AMOUNTS HELD FOR SALE
At September 30, 2020, the Company had a Post Consumer Brands RTE cereal manufacturing plant in Clinton, Massachusetts (the “Clinton Plant”) with a fair value of $3.4 classified as held for sale, land and a building at its Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina (the “Asheboro Facility”) with a combined fair value of $1.4 classified as held for sale and land and a building at one of its Weetabix manufacturing facilities in Corby, United Kingdom (the “Corby Facility”) with a combined fair value of $2.5 classified as held for sale. These assets held for sale were reported as “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet. The Company sold a portion of the Clinton Plant, the Asheboro Facility and the Corby Facility in November 2020 and the remaining portion of the Clinton Plant in February 2021.
In the nine months ended June 30, 2021, a net gain on assets held for sale of $0.5 was recorded consisting of (i) a gain of $0.7 related to the sale of the Corby Facility in November 2020, (ii) a loss of $0.1 related to the sale of the Asheboro Facility in November 2020 and (iii) a loss of $0.1 related to the sale of the remaining portion of the Clinton Plant in February 2021. These held for sale adjustments were included in “Other operating (income) expenses, net” in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2021. There were no held for sale gains or losses recorded in the three months ended June 30, 2021 or in the three or nine months ended June 30, 2020.
NOTE 7 — INCOME TAXES
The effective income tax rate was (678.6)% and 30.6% for the three and nine months ended June 30, 2021, respectively. The effective income tax rates differed significantly from the statutory rates in both current year periods, primarily due to enacted tax law changes in the United Kingdom (the “U.K.”), which included a provision to increase the U.K.’s corporate income tax rate from 19% to 25%, effective April 1, 2023. During the three and nine months ended June 30, 2021, the Company remeasured its existing deferred tax assets and liabilities considering the 25% U.K. corporate income tax rate for future periods and recorded tax expense of $39.3. Other changes made to the U.K.’s tax law did not have a material impact on the Company’s financial statements during the three or nine months ended June 30, 2021.
The effective income tax rate was 10.1% and 42.7% for the three and nine months ended June 30, 2020, respectively. The effective income tax rates differed significantly from the statutory rates in both prior year periods, primarily due to a rate differential on foreign income and net discrete tax benefits of $3.9 and $8.7 in the three and nine months ended June 30, 2020, respectively, which largely related to the Company’s equity method investment in 8th Avenue.
NOTE 8 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is based on the average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend (see Note 3). As allowed for within ASC Topic 480, “Distinguishing Liabilities from Equity,” the Company has made an election to treat the portion of the deemed dividend that exceeds fair value as a reduction of income available to common shareholders for basic and diluted (loss) earnings per share. In addition, “Net (loss) earnings for diluted (loss) earnings per share” in the table below has been adjusted for the Company’s share of BellRing’s consolidated net earnings for diluted earnings per share, to the extent it is dilutive.

The following table sets forth the computation of basic and diluted (loss) earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net (Loss) Earnings	$(54.3)	$36.0	$136.8	$(56.2)
Accretion of redeemable NCI	6.4	—	6.4	—
Net (loss) earnings for basic (loss) earnings per share	$(60.7)	$36.0	$130.4	$(56.2)
Dilutive impact of BellRing net earnings	—	—	—	—
Net (loss) earnings for diluted (loss) earnings per share	$(60.7)	$36.0	$130.4	$(56.2)

Weighted-average shares for basic (loss) earnings per share	63.7	68.1	64.5	69.4
Effect of dilutive securities:
Stock options	—	0.5	0.6	—
Stock appreciation rights	—	0.1	0.1	—
Restricted stock units	—	0.4	0.3	—
Performance-based restricted stock units	—	0.1	0.1	—
Total dilutive securities	—	1.1	1.1	—
Weighted-average shares for diluted (loss) earnings per share	63.7	69.2	65.6	69.4

Basic (loss) earnings per common share	$(0.95)	$0.53	$2.02	$(0.81)
Diluted (loss) earnings per common share	$(0.95)	$0.52	$1.99	$(0.81)
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted (loss) earnings per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Stock options	1.2	0.1	—	1.7
Stock appreciation rights	0.1	—	—	0.1
Restricted stock units	0.8	0.1	—	0.9
Performance-based restricted stock units	0.3	0.1	—	0.2
NOTE 9 — INVENTORIES

	June 30, 2021	September 30, 2020
Raw materials and supplies	$124.7	$118.1
Work in process	20.9	17.8
Finished products	485.3	429.4
Flocks	39.2	34.1
	$670.1	$599.4
NOTE 10 — PROPERTY, NET

	June 30, 2021	September 30, 2020
Property, at cost	$3,198.6	$2,979.2
Accumulated depreciation	(1,352.3)	(1,199.5)
	$1,846.3	$1,779.7

NOTE 11 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	BellRing Brands	Total
Balance, September 30, 2020
Goodwill (gross)	$2,011.8	$889.5	$1,335.6	$793.6	$180.7	$5,211.2
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$889.5	$1,335.6	$744.9	$65.9	$4,438.6
Goodwill acquired	55.1	—	19.4	17.8	—	92.3
Currency translation adjustment	0.3	65.9	—	—	—	66.2
Balance, June 30, 2021
Goodwill (gross)	$2,067.2	$955.4	$1,355.0	$811.4	$180.7	$5,369.7
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,458.1	$955.4	$1,355.0	$762.7	$65.9	$4,597.1
NOTE 12 — INTANGIBLE ASSETS, NET
    Total intangible assets are as follows:

	June 30, 2021			September 30, 2020
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,344.2	$(762.1)	$1,582.1	$2,304.8	$(681.9)	$1,622.9
Trademarks and brands	842.9	(293.0)	549.9	795.0	(266.9)	528.1
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,190.2	(1,058.2)	2,132.0	3,102.9	(951.9)	2,151.0
Not subject to amortization:
Trademarks and brands	1,065.9	—	1,065.9	1,046.5	—	1,046.5
	$4,256.1	$(1,058.2)	$3,197.9	$4,149.4	$(951.9)	$3,197.5
In December 2020, BellRing finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products. In connection with the discontinuance, BellRing updated the useful lives of the customer relationships and trademarks associated with the Supreme Protein brand to reflect the remaining period in which BellRing continued to sell Supreme Protein product inventory. Accelerated amortization of $11.8 and $29.9 was recorded during the three and nine months ended June 30, 2021, respectively, resulting from the updated useful lives of the customer relationships and trademarks associated with the Supreme Protein brand, which were fully amortized and written off as of June 30, 2021.
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
At June 30, 2021, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts, which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts maturing in July 2021 that have the effect of hedging currency fluctuations between the U.S. Dollar and the Pound Sterling;

•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
◦a pay-fixed, receive-variable interest rate swap maturing in May 2024 that requires monthly settlements;
◦rate-lock interest rate swaps that require lump sum settlements with the first settlement occurring in July 2021 and the last in July 2026; and
◦interest rate swaps that mature in July 2021 and give the Company the option of pay-variable, receive-fixed lump sum settlements;
•pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements and have the effect of hedging forecasted interest payments on BellRing’s variable rate debt; and
•the PHPC Warrants (see Note 3).
Interest rate swaps
In the nine months ended June 30, 2021, the Company restructured four of its rate-lock interest rate swap contracts, which contain non-cash, off-market financing elements. There were no cash settlements paid or received in connection with these restructurings.
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
As of April 1, 2020, the Company changed the designation of its interest rate swap contracts that are used as hedges of forecasted interest payments on BellRing’s variable rate debt from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by ASC Topic 815). In connection with the de-designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of BellRing’s variable rate debt. Mark-to-market adjustments related to these swaps will also be included in “Interest expense, net” in the Condensed Consolidated Statements of Operations. At June 30, 2021 and September 30, 2020, the remaining net loss before taxes to be amortized was $7.7 and $9.4, respectively.
Cross-currency swaps
The Company terminated $448.7 notional value of its cross-currency swap contracts that were designated as hedging instruments during the second quarter of fiscal 2020. In connection with this termination, the Company received cash proceeds of $50.3 during the nine months ended June 30, 2020, which was recorded in accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event U.K.-based operations are substantially liquidated.
The following table shows the notional amounts of derivative instruments held.

	June 30, 2021	September 30, 2020
Commodity contracts	$76.2	$24.7
Energy contracts	57.6	87.1
Foreign exchange contracts - Forward contracts	10.5	28.9
Interest rate swaps	550.0	621.7
Interest rate swaps - Rate-lock swaps	1,572.7	1,666.0
Interest rate swaps - Options	433.3	433.3
PHPC Warrants	16.9	—

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	June 30, 2021	September 30, 2020
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$21.6	$5.0
Energy contracts	Prepaid expenses and other current assets	13.8	1.8
Commodity contracts	Other assets	7.8	0.1
Energy contracts	Other assets	4.2	0.9
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.1
Interest rate swaps	Prepaid expenses and other current assets	—	6.8
Interest rate swaps	Other assets	20.7	—
		$68.1	$14.7

Liability Derivatives:
Commodity contracts	Other current liabilities	$2.7	$1.4
Energy contracts	Other current liabilities	—	10.1
Energy contracts	Other liabilities	—	3.9
Foreign exchange contracts	Other current liabilities	0.6	—
Interest rate swaps	Other current liabilities	15.9	176.4
Interest rate swaps	Other liabilities	385.2	351.3
PHPC Warrants	Other liabilities	18.4	—
		$422.8	$543.1
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2021 and 2020.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2021	2020
Commodity contracts	Cost of goods sold	$(11.9)	$0.8
Energy contracts	Cost of goods sold	(12.4)	(2.8)
Foreign exchange contracts	Selling, general and administrative expenses	(0.5)	0.1
Interest rate swaps	Interest expense, net	0.7	2.1
Interest rate swaps	Expense (income) on swaps, net	121.6	29.2
PHPC Warrants	Other income, net	1.5	—

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI		Loss Reclassified from Accumulated OCI including NCI into Earnings (a)		Statement of Operations Location
	2021	2020	2021	2020
Interest rate swaps	$—	$—	$0.6	$0.6	Interest expense, net
Cross-currency swaps	—	—	—	—	Expense (income) on swaps, net
(a)For the three months ended June 30, 2021 and 2020, these amounts include the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.

The following table presents the components of the Company’s net hedging (gains) losses on interest rate swaps, as well as cash settlements paid (received) during the periods presented.

Three Months Ended June 30,	Statement of Operations Location	Mark-to-Market Loss, net	Net Loss Reclassified from Accumulated OCI including NCI (a)	Total Net Hedging Loss	Cash Settlements Paid, Net
	Interest expense, net	$0.1	$0.6	$0.7	$1.2
	Expense (income) on swaps, net	121.6	—	121.6	16.2
2021	Total	$121.7	$0.6	$122.3	$17.4

	Interest expense, net	$1.5	$0.6	$2.1	$0.9
	Expense (income) on swaps, net	29.2	—	29.2	26.2
2020	Total	$30.7	$0.6	$31.3	$27.1
(a)Includes the amortization of previously unrealized losses on BellRing’s interest rate swaps over the term of the related debt that were de-designated as hedging instruments.
The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive (Loss) Income for the nine months ended June 30, 2021 and 2020.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2021	2020
Commodity contracts	Cost of goods sold	$(21.6)	$6.9
Energy contracts	Cost of goods sold	(31.7)	20.7
Foreign exchange contracts	Selling, general and administrative expenses	0.7	—
Interest rate swaps	Interest expense, net	1.7	2.1
Interest rate swaps	Expense (income) on swaps, net	(105.6)	192.4
PHPC Warrants	Other income, net	1.5	—

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI		Loss Reclassified from Accumulated OCI including NCI into Earnings (a)		Statement of Operations Location
	2021	2020	2021	2020
Interest rate swaps	$—	$9.7	$1.7	$7.6	Interest expense, net
Cross-currency swaps	—	(32.2)	—	—	Expense (income) on swaps, net
(a)For the nine months ended June 30, 2021, this amount includes the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020. For the nine months ended June 30, 2020, this amount includes the amortization of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments in the first quarter of fiscal 2020, as well as the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.

The following table presents the components of the Company’s net hedging (gains) losses on interest rate swaps, as well as cash settlements paid (received) during the periods presented.

Nine Months Ended June 30,	Statement of Operations Location	Mark-to-Market (Gain) Loss, net	Net Loss Reclassified from Accumulated OCI including NCI (a)	Total Net Hedging Loss (Gain)	Cash Settlements Paid, Net
	Interest expense, net	$—	$1.7	$1.7	$3.6
	Expense (income) on swaps, net	(105.6)	—	(105.6)	31.3
2021	Total	$(105.6)	$1.7	$(103.9)	$34.9

	Interest expense, net	$1.3	$7.8	$9.1	$0.7
	Expense (income) on swaps, net	192.4	—	192.4	45.7
2020	Total	$193.7	$7.8	$201.5	$46.4
(a)Includes the amortization of previously unrealized losses on BellRing’s interest rate swaps over the term of the related debt that were de-designated as hedging instruments, as well as the reclassification of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments.
Accumulated OCI, including amounts reported as NCI, included a $91.9 net gain on hedging instruments before taxes ($69.2 after taxes) at June 30, 2021, compared to a $90.2 net gain before taxes ($67.9 after taxes) at September 30, 2020. Approximately $2.3 of the net hedging losses reported in accumulated OCI at June 30, 2021 are expected to be reclassified into earnings within the next 12 months. Accumulated OCI included settlements of and previously unrealized gains on cross-currency swaps of $99.5 at both June 30, 2021 and September 30, 2020. In connection with the settlements of cross-currency swaps, the Company recognized gains in accumulated OCI of $63.0 during the nine months ended June 30, 2020. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event U.K.-based operations are substantially liquidated.
At June 30, 2021 and September 30, 2020, the Company had pledged collateral of $5.7 and $4.9, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 14 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	June 30, 2021				September 30, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation investments	$15.7	$15.7	$—	$—	$12.8	$12.8	$—	$—
Derivative assets	68.1	—	68.1	—	14.7	—	14.7	—
Equity securities	—	—	—	—	27.9	27.9	—	—
	$83.8	$15.7	$68.1	$—	$55.4	$40.7	$14.7	$—
Liabilities:
Deferred compensation liabilities	$35.7	$—	$35.7	$—	$29.7	$—	$29.7	$—
Derivative liabilities	422.8	—	404.4	18.4	543.1	—	543.1	—
	$458.5	$—	$440.1	$18.4	$572.8	$—	$572.8	$—
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
Investments held in trust are invested in a fund consisting entirely of U.S. treasury securities (see Note 3). The fund is valued at net asset value per share (“NAV”), and as such, in accordance with ASC Topic 820-10, the investments have not been classified in the fair value hierarchy. Investments held in trust are reported at fair value on the Condensed Consolidated Balance Sheet (see Note 3).
The fair value of liabilities associated with the PHPC Warrants was measured on recurring basis using the Monte Carlo Option Pricing Method. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. For additional information on the PHPC Warrants, see Notes 3 and 13. The following table summarizes the Level 3 activity measured on a recurring basis.

Balance, September 30, 2020	$—
Initial valuation of PHPC Warrants	16.9
Mark-to-market loss on PHPC Warrants	1.5
Balance, June 30, 2021	$18.4
The fair value of each warrant was estimated on the date of grant using the Monte Carlo Option Pricing Method. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. PHPC estimates the volatility of the PHPC Warrants based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the PHPC Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the PHPC Warrants. The expected life of the PHPC Warrants is assumed to be equivalent to their remaining contractual term. PHPC anticipates the dividend rate will remain at zero.
The following table presents the assumptions used for the initial measurement of the PHPC Warrants on May 28, 2021 and to remeasure the fair value of outstanding PHPC Warrant liabilities as of June 30, 2021.

	May 28, 2021	June 30, 2021
Expected term (in years)	5.0	5.0
Exercise price	$11.50	$11.50
Stock price	$9.45	$9.79
Expected stock price volatility	27.0%	28.0%
Risk-free interest rate	1.21%	1.20%
Expected dividends	0%	0%
Fair value (per PHPC Warrant)	$1.66	$1.81
The Company uses the market approach to measure the fair value of its equity securities.
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond and the BellRing Revolving Credit Facility (as defined in Note 17) as of June 30, 2021 and September 30, 2020 approximated their carrying values. Based on current market rates, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond and the BellRing Revolving Credit Facility (both of which are categorized as Level 2), was $7,257.9 and $7,277.8 as of June 30, 2021 and September 30, 2020, respectively.
Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.

At September 30, 2020, the Company had land and buildings classified as assets held for sale related to the closures of the Company’s Clinton Plant, Asheboro Facility and Corby Facility. The Company sold the Asheboro Facility, the Corby Facility and a portion of the Clinton Plant in November 2020 and the remaining portion of the Clinton Plant in February 2021. The Clinton Plant and Asheboro Facility were both reported in the Post Consumer Brands segment, and the Corby Facility was reported in the Weetabix segment (see Note 20). For additional information on assets held for sale, see Note 6. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2020	$7.3
Net gain related to assets held for sale	0.5
Proceeds from the sale of assets held for sale	(7.9)
Currency translation adjustment	0.1
Balance, June 30, 2021	$—
NOTE 15 — COMMITMENTS AND CONTINGENCIES
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
The cases involved three plaintiff groups: (i) a nationwide class of direct purchasers of shell eggs (the “direct purchaser class”); (ii) individual companies (primarily large grocery chains and food companies that purchase considerable quantities of eggs) that opted out of various settlements and filed their own complaints related to their purchases of shell eggs and egg products (the “opt-out plaintiffs”); and (iii) indirect purchasers of shell eggs (the “indirect purchaser plaintiffs”).
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
No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three or nine months ended June 30, 2021 or 2020. At both June 30, 2021 and September 30, 2020, the Company had $3.5 accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s consolidated financial condition, results of operations and cash flows could be materially affected.

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
NOTE 16 — LEASES
The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 56 years and most leases provide the Company with the option to exercise one or more renewal terms. The weighted average remaining lease term of the Company’s operating leases was approximately 9 years and 7 years as of June 30, 2021 and September 30, 2020, respectively, and the weighted average incremental borrowing rate was 4.64% and 4.40% at June 30, 2021 and September 30, 2020, respectively.
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
The following table presents the balance sheet location of the Company’s operating leases.

	June 30, 2021	September 30, 2020
ROU assets:
Other assets	$131.1	$116.3

Lease liabilities:
Other current liabilities	$26.2	$23.6
Other liabilities	119.6	103.0
Total lease liabilities	$145.8	$126.6
The following table presents maturities of the Company’s operating lease liabilities.

June 30, 2021
Remaining Fiscal 2021	$8.0
Fiscal 2022	31.8
Fiscal 2023	28.2
Fiscal 2024	21.3
Fiscal 2025	15.0
Thereafter	79.6
Total future minimum payments	$183.9
Less: Implied interest	38.1
Total lease liabilities	$145.8

The following table presents supplemental operations statement information related to the Company’s operating leases.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$10.8	$10.1	$32.2	$31.2
Variable lease expense	1.3	1.2	4.0	3.7
Short-term lease expense	1.7	1.9	5.3	5.6
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $23.4 and $20.6 for the nine months ended June 30, 2021 and 2020, respectively. ROU assets obtained in exchange for operating lease liabilities during the nine months ended June 30, 2021 and 2020 were $32.5 and $3.0, respectively. Of the $32.5 ROU assets obtained in exchange for operating lease liabilities during the nine months ended June 30, 2021, $27.7 related to the acquisition of Almark (see Note 4).
NOTE 17 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	June 30, 2021	September 30, 2020
4.50% Senior Notes maturing September 2031	$1,800.0	$—
4.625% Senior Notes maturing April 2030	1,650.0	1,650.0
5.50% Senior Notes maturing December 2029	750.0	750.0
5.625% Senior Notes maturing January 2028	940.9	940.9
5.75% Senior Notes maturing March 2027	1,299.3	1,299.3
5.00% Senior Notes maturing August 2026	—	1,697.3
BellRing Term B Facility	618.7	673.7
BellRing Revolving Credit Facility	—	30.0
Municipal bond	7.5	8.5
	$7,066.4	$7,049.7
Less: Current portion of long-term debt	115.6	64.9
Debt issuance costs, net	53.9	62.6
Plus: Unamortized premium and discount, net	35.2	36.8
Total long-term debt	$6,932.1	$6,959.0
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
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros or Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Revolving Credit Facility has outstanding letters of credit of $19.2, which reduced the available borrowing capacity under the Revolving Credit Facility to $730.8 at June 30, 2021. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
The Credit Agreement permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and authorizes the release of liens on) the assets of, and the equity interests in, such unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors under the Credit Agreement. The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, BellRing Brands, Inc. and its subsidiaries, PHPC and PHPC Sponsor) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
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
On February 26, 2021, BellRing entered into a second amendment to the BellRing Credit Agreement (the “BellRing Amendment”). The BellRing Amendment provided for the refinancing of the BellRing Term B Facility on substantially the same terms as in effect prior to the BellRing Amendment, except that it (i) reduced the interest rate margin by 100 basis points, resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the BellRing Credit Agreement to address the anticipated unavailability of LIBOR as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing repays the BellRing Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amends the BellRing Credit Agreement to reduce the effective interest rate applicable to the BellRing Term B Facility, BellRing must pay a 1.00% premium on the amount repaid or subject to the interest rate reduction. In connection with the BellRing Amendment, BellRing paid debt refinancing fees of $0.1 and $1.6 in the three and nine months ended June 30, 2021, respectively, which were included in “Loss on extinguishment and refinancing of debt, net” in the Condensed Consolidated Statements of Operations.
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
The BellRing Term B Facility requires quarterly scheduled amortization payments of $8.75, which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the BellRing Credit Agreement) during each of the nine months ended June 30, 2021 and 2020. The BellRing Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the BellRing Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the BellRing Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the nine months ended June 30, 2021, BellRing repaid $28.8 on the BellRing Term B Facility as a mandatory prepayment from fiscal 2020 excess cash flow, which was in addition to the scheduled amortization payments. The Company classified $79.5 related to the estimated mandatory prepayment of fiscal 2021 excess cash flow in “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet at June 30, 2021. BellRing may prepay the BellRing Term B Facility at its option without penalty or premium, except as provided in the BellRing Amendment. The interest rate on the BellRing Term B Facility was 4.75% and 6.00% as of June 30, 2021 and September 30, 2020, respectively.
Borrowings under the BellRing Revolving Credit Facility bear interest, at the option of BellRing, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially was 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the BellRing Revolving Credit Facility initially accrued at the rate of 0.50% per annum, and thereafter, depending on BellRing’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. There were no amounts drawn under the BellRing Revolving Credit Facility as of June 30, 2021. The interest rate on the drawn portion of the BellRing Revolving Credit Facility was 5.25% as of September 30, 2020.
During the nine months ended June 30, 2021 and 2020, BellRing borrowed $20.0 and $185.0, respectively, under the BellRing Revolving Credit Facility and repaid $50.0 and $130.0, respectively, on the BellRing Revolving Credit Facility. The available borrowing capacity under the BellRing Revolving Credit Facility was $200.0 and $170.0 as of June 30, 2021 and September 30, 2020, respectively. There were no outstanding letters of credit as of June 30, 2021 or September 30, 2020.
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

Three Months Ended June 30,	Repayments of Long-Term Debt		Loss on Extinguishment and Refinancing of Debt, net
	Issuance or Borrowing	Principal Amount Repaid	Debt Premiums and Refinancing Fees Paid	Write-off of Debt Issuance Costs and Deferred Financing Fees
	BellRing Term B Facility	$8.7	$—	$—
	BellRing Credit Agreement (a)	—	0.1	—
2021	Total	$8.7	$0.1	$—

	Revolving Credit Facility	$325.0	$—	$—
	BellRing Revolving Credit Facility	65.0	—	—
	BellRing Term B Facility	8.8	—	—
2020	Total	$398.8	$—	$—

Nine Months Ended June 30,	Repayments of Long-Term Debt		Loss on Extinguishment and Refinancing of Debt, net
	Issuance or Borrowing	Principal Amount Repaid	Debt Premiums and Refinancing Fees Paid	Write-off of Debt Issuance Costs and Deferred Financing Fees
	5.00% Senior Notes	$1,697.3	$74.3	$18.9
	BellRing Revolving Credit Facility	50.0	—	—
	BellRing Term B Facility	55.0	—	—
	Municipal bond	1.0	—	—
	BellRing Credit Agreement (a)	—	1.6	—
2021	Total	$1,803.3	$75.9	$18.9

	Term loan	$1,309.5	$—	$9.1
	Bridge loan	1,225.0	—	3.8
	5.50% Senior Notes maturing in March 2025	1,000.0	41.3	8.7
	Revolving Credit Facility	325.0	—	—
	8.00% Senior Notes	122.2	8.5	0.7
	BellRing Revolving Credit Facility	130.0	—	—
	BellRing Term B Facility	17.5	—	—
	Municipal bond	1.1	—	—
	Credit Agreement (b)	—	—	0.8
2020	Total	$4,130.3	$49.8	$23.1
(a)In connection with the BellRing Amendment discussed above, BellRing paid refinancing fees.
(b)In connection with the amendment and restatement of the Credit Agreement in March 2020, the Company recorded a write-off of deferred financing fees.
Debt Covenants
Credit Agreement
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the

Company’s revolving credit commitments. As of June 30, 2021, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
The Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of June 30, 2021.
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

	North America
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Service cost	$0.9	$1.1	$2.8	$3.2
Interest cost	0.8	1.0	2.4	2.8
Expected return on plan assets	(1.6)	(1.6)	(4.8)	(4.8)
Recognized net actuarial loss	0.6	0.4	1.8	1.3
Recognized prior service cost	0.1	—	0.1	0.1
Net periodic benefit cost	$0.8	$0.9	$2.3	$2.6

	Other International
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$3.8	$3.6	$11.3	$11.0
Expected return on plan assets	(6.3)	(6.0)	(18.6)	(18.4)
Recognized prior service cost	0.1	—	0.3	—
Net periodic benefit gain	$(2.4)	$(2.4)	$(7.0)	$(7.4)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans. In the Condensed Consolidated Statements of Operations, service cost is reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit gain are reported in “Other income, net.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Service cost	$0.2	$0.1	$0.4	$0.4
Interest cost	0.4	0.5	1.2	1.4
Recognized net actuarial loss	0.2	0.2	0.8	0.5
Recognized prior service credit	(1.1)	(1.2)	(3.5)	(3.5)
Net periodic benefit gain	$(0.3)	$(0.4)	$(1.1)	$(1.2)
NOTE 19 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Shares repurchased	—	0.4	3.3	4.6
Average price per share	$—	$87.22	$95.78	$101.14
Total cost including broker’s commissions (a)	$—	$33.2	$315.3	$462.3
(a)“Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2021 included $7.4 of repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. “Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2020 included $8.7 of repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above a predetermined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the predetermined price, the Company will receive the number of shares specified in the agreement. During the year ended September 30, 2020, the Company entered into a structured share repurchase arrangement which required cash payments totaling $46.4, which were recorded as “Additional paid-in-capital” on the Condensed Consolidated Balance Sheet at September 30, 2020. This arrangement settled in November 2020, and the Company received cash payments of $47.5 which were recorded as “Additional paid-in-capital” on the Condensed Consolidated Balance Sheet at June 30, 2021 and as “Cash received from share repurchase contracts” in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2021.
NOTE 20 — SEGMENTS
At June 30, 2021, the Company’s operating and reportable segments were as follows:
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
Amounts reported for Corporate in the table below include any amounts attributable to PHPC.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Sales
Post Consumer Brands	$468.7	$528.1	$1,393.6	$1,477.2
Weetabix	123.4	111.8	350.3	326.7
Foodservice	435.1	242.3	1,158.8	1,041.3
Refrigerated Retail	220.8	250.3	723.4	737.8
BellRing Brands	342.6	204.2	907.1	705.7
Eliminations	(0.8)	(0.3)	(2.1)	(1.3)
Total	$1,589.8	$1,336.4	$4,531.1	$4,287.4
Segment Profit (Loss)
Post Consumer Brands	$87.8	$127.6	$250.1	$300.6
Weetabix	28.6	32.6	82.6	84.3
Foodservice	27.9	(40.3)	47.5	30.5
Refrigerated Retail	14.3	42.3	72.2	98.5
BellRing Brands	51.5	30.6	114.9	115.0
Total segment profit	210.1	192.8	567.3	628.9
General corporate expenses and other	0.7	17.6	29.6	97.7
Interest expense, net	91.9	96.4	283.3	293.3
Loss on extinguishment and refinancing of debt , net	0.1	—	94.8	72.9
Expense (income) on swaps, net	121.6	29.2	(105.6)	192.4
(Loss) earnings before income taxes and equity method loss	$(4.2)	$49.6	$265.2	$(27.4)
Net sales by product
Cereal and granola	$570.1	$639.7	$1,704.1	$1,803.3
Nut butters	21.8	—	39.2	—
Eggs and egg products	416.1	248.1	1,108.0	1,006.6
Side dishes (including potato products)	133.7	117.2	427.6	408.8
Cheese and dairy	50.8	71.5	168.1	195.6
Sausage	37.4	42.7	124.7	128.9
Protein-based products and supplements	342.6	204.3	907.3	706.0
Other	18.2	13.1	54.0	39.2
Eliminations	(0.9)	(0.2)	(1.9)	(1.0)
Total	$1,589.8	$1,336.4	$4,531.1	$4,287.4
Depreciation and amortization
Post Consumer Brands	$30.0	$28.2	$87.4	$84.2
Weetabix	9.8	8.4	28.6	25.7
Foodservice	32.0	29.6	94.3	88.3
Refrigerated Retail	18.8	19.4	55.2	54.4
BellRing Brands	17.7	6.2	48.3	19.0
Total segment depreciation and amortization	108.3	91.8	313.8	271.6
Corporate	1.1	0.9	3.1	2.9
Total	$109.4	$92.7	$316.9	$274.5

Assets			June 30, 2021	September 30, 2020
Post Consumer Brands			$3,508.5	$3,291.7

Weetabix	1,996.2	1,864.5
Foodservice and Refrigerated Retail	5,096.1	5,022.0
BellRing Brands	685.3	653.5
Corporate	1,276.3	1,315.0
Total	$12,562.4	$12,146.7

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited financial statements and notes thereto found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and BellRing Brands. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At June 30, 2021, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal and Peter Pan nut butters;
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal and muesli;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products; and
•BellRing Brands: ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars.
Transactions
Fiscal 2021
On May 28, 2021, we and Post Holdings Partnering Corporation, a newly formed special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 million units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 million PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, par value $0.0001 per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. PHPC Sponsor, LLC, our wholly owned subsidiary (“PHPC Sponsor”), purchased 4.0 million of the 30.0 million PHPC Units in the initial public offering on May 28, 2021 for $40.0. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units may elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the completion of the PHPC IPO.
Substantially concurrently with the closing of the initial public offering on May 28, 2021, PHPC completed the private sale of 1.0 million units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, and in connection with the underwriters’ exercise in full of their option to purchase additional PHPC Units, PHPC Sponsor purchased an additional 0.1 million PHPC Private Placement Units, generating proceeds to PHPC of $10.9 million (the “PHPC Private Placement”). The PHPC Private Placement Units sold in the PHPC Private Placement are identical to the PHPC Units sold in the PHPC IPO, except that, with respect to the warrants underlying the PHPC Private Placement Units (the “PHPC Private Placement Warrants”) that are held by PHPC Sponsor or its permitted transferees, such PHPC Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the PHPC Warrants are called for redemption and a certain price per share of PHPC Series A Common Stock threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of PHPC’s partnering transaction. If the PHPC Private Placement Warrants are held by holders other than PHPC Sponsor or its permitted transferees, the PHPC Private Placement Warrants will be redeemable by PHPC in all redemption scenarios and exercisable by holders on the same basis as the PHPC Warrants.
In addition, we, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC, par value $0.0001 per share, have certain governance rights in PHPC.

In connection with the completion of the initial public offering on May 28, 2021, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), providing for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 million units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock, par value of $0.0001 per share, and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of $10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 million in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
In determining the accounting treatment of our equity interest in PHPC, management concluded that PHPC is a variable interest entity (“VIE”) as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. PHPC Sponsor is the primary beneficiary of PHPC as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from PHPC, as well as the power to direct a majority of the activities that significantly impact PHPC’s economic performance, including target identification. As such, PHPC is fully consolidated into our financial statements.
As of June 30, 2021, we beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within our financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable noncontrolling interest (“NCI”). All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
Fiscal 2020
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), our subsidiary, closed its initial public offering (the “BellRing IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “BellRing Class A Common Stock”). BellRing received net proceeds from the BellRing IPO of $524.4 million, after deducting underwriting discounts and commissions. As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO, BellRing became a publicly-traded company with the BellRing Class A Common Stock being traded on the NYSE under the ticker symbol “BRBR” and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of BellRing LLC’s non-voting membership units (the “BellRing LLC units”), with us owning 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “BellRing Class B Common Stock” and, collectively with the BellRing Class A Common Stock, the “BellRing Common Stock”). The BellRing Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as we or our affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the BellRing Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock. BellRing LLC is the holding company for our historical active nutrition business. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC. BellRing is reported herein as the BellRing Brands segment.
As of June 30, 2021 and September 30, 2020, we and our affiliates (other than BellRing and its subsidiaries) owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within our financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the BellRing Class A Common Stock), were allocated to NCI.
Acquisitions
We completed the following acquisitions during fiscal 2021 and 2020:
Fiscal 2021
•Private label RTE cereal business of TreeHouse Foods, Inc (the “PL RTE Cereal Business”), acquired on June 1, 2021 and reported in our Post Consumer Brands segment;
•Egg Beaters brand (“Egg Beaters”), acquired on May 27, 2021 and reported in our Refrigerated Retail segment;
•Almark Foods business and related assets (“Almark”), acquired on February 1, 2021 and reported in our Foodservice and Refrigerated Retail segments; and
•Peter Pan nut butter brand (“Peter Pan”), acquired on January 25, 2021 and reported in our Post Consumer Brands segment.
Fiscal 2020
•Henningsen Foods, Inc. (“Henningsen”), acquired on July 1, 2020 and reported in our Foodservice segment.

We completed the acquisitions of Egg Beaters and Peter Pan on May 27, 2021 and January 25, 2021, respectively. The quarter close date for both Egg Beaters and Peter Pan was June 27, 2021. As the amounts associated with the additional three days are immaterial, results of these entities have not been adjusted to conform with our fiscal calendar. Due to the level of integration within our existing Foodservice and Refrigerated Retail businesses, certain discrete financial data for Almark is not available for the Foodservice and Refrigerated Retail segments for the three and nine months ended June 30, 2021. Due to the level of integration within our existing Foodservice businesses, certain discrete financial data for Henningsen is not available for the three and nine months ended June 30, 2021.
COVID-19
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto and are taking or have taken necessary actions to ensure our ability to safeguard the health of our employees, including their economic health, maintain the continuity of our supply chain to serve customers and consumers and preserve financial liquidity to navigate the uncertainty caused by the pandemic. Examples of actions we have taken in response to the pandemic include:
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
•in fiscal 2020, temporarily suspending our share repurchase program, which we resumed in May 2020; and
•in fiscal 2020 and in the first half of fiscal 2021, actively managing our foodservice egg supply, including taking measures to reduce internal production, delivering contract suspension notices invoking force majeure clauses with respect to certain of our suppliers in the second quarter of fiscal 2020 (these contract suspensions were provisionally lifted on July 1, 2020) and repurposing product into our retail channel.
Our products sold through retail channels generally experienced an uplift in sales starting in March 2020 and continuing through the first half of fiscal 2021 driven by increased at-home consumption in reaction to the COVID-19 pandemic. In addition, most of our retail categories exhibited a mix shift to premium products. In the third quarter of fiscal 2021, most of our retail channel product categories trended toward growth rates in line with their pre-pandemic levels.
At the onset of the COVID-19 pandemic, our foodservice business was significantly impacted by lower away-from-home demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. Since then, the recovery of our foodservice volumes has been closely tracking with changes in the degree of restrictions on mobility and gathering. Volumes have nearly fully recovered to pre-pandemic levels in certain channels and product categories, and volumes in other channels impacted by the COVID-19 pandemic continue to show meaningful improvement sequentially and when compared to the prior year period. However, our overall foodservice business volumes remain below pre-pandemic levels.
Supply chain performance for our cereal businesses has stabilized, following disruptions during fiscal 2020 and the first half of fiscal 2021 that resulted from the impact of the COVID-19 pandemic. As the overall economy continues to recover from the impact of the COVID-19 pandemic, labor and freight shortages and other disruptions are pressuring our foodservice and refrigerated retail supply chain. As a result, service levels and fill rates have declined, costs have increased and certain products have been placed on allocation. We anticipate our foodservice and refrigerated retail supply chain performance will be dependent upon our ability to adequately hire, train and retain manufacturing staff.
Volume recovery in our foodservice business is now two-fold dependent not only on changes in the degree of restrictions on mobility and gathering, but also on stabilization of supply chain performance. Volume growth in our refrigerated retail business, most notably for side dish products, is expected to be constrained until supply chain performance has stabilized.
BellRing’s primary categories returned to growth rates in line with their pre-pandemic levels in the fourth quarter of fiscal 2020 and have remained strong in subsequent periods.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$1,589.8	$1,336.4	$253.4	19%	$4,531.1	$4,287.4	$243.7	6%

Operating Profit	$206.5	$172.1	$34.4	20%	$517.9	$521.6	$(3.7)	(1)%
Interest expense, net	91.9	96.4	4.5	5%	283.3	293.3	10.0	3%
Loss on extinguishment and refinancing of debt, net	0.1	—	(0.1)	n/a	94.8	72.9	(21.9)	(30)%
Expense (income) on swaps, net	121.6	29.2	(92.4)	(316)%	(105.6)	192.4	298.0	155%
Other income, net	(2.9)	(3.1)	(0.2)	(6)%	(19.8)	(9.6)	10.2	106%
Income tax expense (benefit)	28.5	5.0	(23.5)	(470)%	81.2	(11.7)	(92.9)	(794)%
Equity method loss, net of tax	11.6	4.2	(7.4)	(176)%	26.5	22.6	(3.9)	(17)%
Less: Net earnings attributable to noncontrolling interests	10.0	4.4	(5.6)	(127)%	20.7	17.9	(2.8)	(16)%
Net (Loss) Earnings	$(54.3)	$36.0	$(90.3)	(251)%	$136.8	$(56.2)	$193.0	343%
Net Sales
Net sales increased $253.4 million, or 19%, during the three months ended June 30, 2021, compared to the corresponding period in the prior year, as a result of growth in our Foodservice, BellRing Brands and Weetabix segments, as well as incremental contributions from our current year and prior year acquisitions. These positive impacts were partially offset by declines in our Post Consumer Brands and Refrigerated Retail segments.
Net sales increased $243.7 million, or 6%, during the nine months ended June 30, 2021, compared to the corresponding period in the prior year, as a result of growth in our BellRing Brands, Foodservice and Weetabix segments, as well as incremental contributions from our current year and prior year acquisitions. These positive impacts were partially offset by declines in our Post Consumer Brands and Refrigerated Retail segments.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $34.4 million, or 20%, during the three months ended June 30, 2021, compared to the corresponding period in the prior year, driven by higher segment profit within our Foodservice and BellRing Brands segments and decreased general corporate expenses and other, partially offset by lower segment profit in our Post Consumer Brands, Refrigerated Retail and Weetabix segments.
Operating profit decreased $3.7 million, or 1%, during the nine months ended June 30, 2021, compared to the corresponding period in the prior year, due to lower segment profit within our Post Consumer Brands, Refrigerated Retail and Weetabix segments, partially offset by decreased general corporate expenses and other and higher segment profit within our Foodservice segment.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $4.5 million, or 5%, during the three months ended June 30, 2021, compared to the corresponding period in the prior year, driven by a lower weighted-average interest rate when compared to the prior year period and decreased losses of $1.4 million on interest rate swap contracts. Our weighted-average interest rate on our total outstanding debt decreased to 5.0% for the three months ended June 30, 2021 from 5.2% for the three months ended June 30, 2020, driven by refinancing debt at lower interest rates.
Interest expense, net decreased $10.0 million, or 3%, during the nine months ended June 30, 2021, compared to the corresponding period in the prior year, driven by decreased losses of $7.4 million on interest rate swap contracts, a lower weighted-average interest rate when compared to the prior year period, increased amortization of debt premium of $1.5 million and decreased amortization of debt issuance costs, deferred financing fees and debt discount of $1.3 million. These positive impacts were partially offset by lower interest income of $5.6 million on our cash balances. Our weighted-average interest rate on our total outstanding debt decreased to 5.2% for the nine months ended June 30, 2021 from 5.4% for the nine months ended June 30, 2020, driven by refinancing debt at lower interest rates.
For additional information on our interest rate swap contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.” For additional information on our debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Loss on Extinguishment and Refinancing of Debt, Net
Fiscal 2021
During the nine months ended June 30, 2021, we recognized a loss of $94.8 million related to the repayment of the outstanding principal balance of our 5.00% senior notes, as well as BellRing’s amendment of its credit agreement (as amended, the “BellRing Credit Agreement”). The loss included debt premiums and refinancing fees paid of $75.9 million and write-offs of debt issuance costs of $18.9 million.
Fiscal 2020
During the nine months ended June 30, 2020, we recognized a net loss of $72.9 million related to the repayments of the outstanding principal balances of our 2020 bridge loan (the “2020 Bridge Loan”) by BellRing, our term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, as well as the amendment and restatement of our credit agreement. The loss included debt premiums paid of $49.8 million and write-offs of debt issuance costs and deferred financing fees of $23.1 million.
For additional information on our debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements.”
Expense (Income) on Swaps, Net
Fiscal 2021
During the three and nine months ended June 30, 2021, we recognized net losses (gains) of $121.6 million and $(105.6) million, respectively, related to mark-to-market adjustments on our interest rate swaps that were not designated as hedging instruments.
Fiscal 2020
During the three and nine months ended June 30, 2020, we recognized net losses of $29.2 million and $192.4 million, respectively, related to mark-to-market adjustments on our interest rate swaps that were not designated as hedging instruments.
For additional information on our interest rate swap contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Tax Expense (Benefit)
Our effective income tax rate was (678.6)% and 30.6% for the three and nine months ended June 30, 2021, respectively. Our effective income tax rates differed significantly from the statutory rates in both current year periods, primarily due to enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 19% to 25%, effective April 1, 2023. During the three and nine months ended June 30, 2021, we remeasured our existing deferred tax assets and liabilities considering the 25% U.K. corporate income tax rate for future periods and recorded tax expense of $39.3 million. Other changes made to the U.K.’s tax law did not have a material impact on our financial statements during the three or nine months ended June 30, 2021.
Our effective income tax rate was 10.1% and 42.7% for the three and nine months ended June 30, 2020, respectively. Our effective income tax rates differed significantly from the statutory rates in both prior year periods, primarily due to a rate differential on foreign income and net discrete tax benefits of $3.9 million and $8.7 million in the three and nine months ended June 30, 2020, respectively, which largely related to our equity method investment in 8th Avenue Food & Provisions, Inc. (“8th Avenue”).
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

Post Consumer Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$468.7	$528.1	$(59.4)	(11)%	$1,393.6	$1,477.2	$(83.6)	(6)%
Segment Profit	$87.8	$127.6	$(39.8)	(31)%	$250.1	$300.6	$(50.5)	(17)%
Segment Profit Margin	19%	24%			18%	20%
Net sales for the Post Consumer Brands segment decreased $59.4 million, or 11%, for the three months ended June 30, 2021, when compared to the prior year period. Net sales for the three months ended June 30, 2021 were positively impacted by the inclusion of incremental net sales of $38.4 million attributable to our current year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, net sales decreased $97.8 million, or 19%, driven by 19% lower volume. This volume decrease was primarily due to the lapping of increased purchases in the prior year period driven by increased at-home consumption in reaction to the COVID-19 pandemic, continuing broader softness across value and private label cereal products and the decision to exit certain low-margin private label business. Volume declines in Malt-O-Meal bag cereal, private label cereal, Honey Bunches of Oats and adult classic and licensed brands were partially offset by increased Pebbles and Grape Nuts volumes.
Net sales for the Post Consumer Brands segment decreased $83.6 million, or 6%, for the nine months ended June 30, 2021, when compared to the prior year period. Net sales for the nine months ended June 30, 2021 were positively impacted by the inclusion of incremental net sales of $55.8 million attributable to our current year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, net sales decreased $139.4 million, or 9%, primarily due to 12% lower volume, partially offset by higher average net selling prices. This decrease in volume was primarily due to the lapping of increased purchases in the prior year period driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic, continuing broader softness across value and private label cereal products and the decision to exit certain low-margin private label business. Volume declines in private label cereal, Malt-O-Meal bag cereal, Honey Bunches of Oats and licensed and adult classic brands were partially offset by increased Pebbles volume and incremental volumes from new product innovations. Average net selling prices increased as a result of a favorable product mix, partially offset by increased trade spending. Additionally, net sales for the nine months ended June 30, 2021 were negatively impacted by an estimated $9.8 million in lost revenue, resulting from COVID-19 related production shutdowns and employee absences at our Battle Creek, Michigan RTE cereal facility.
Segment profit for the three months ended June 30, 2021 decreased $39.8 million, or 31%, when compared to the prior year period, primarily driven by lower net sales, as previously discussed, higher manufacturing costs of $12.5 million (primarily due to unfavorable fixed cost absorption, partially offset by manufacturing cost efficiencies) and increased freight costs of $4.7 million (excluding volume-driven impacts). These negative impacts were partially offset by lower employee-related expenses and decreased advertising and consumer spending of $1.6 million.
Segment profit for the nine months ended June 30, 2021 decreased $50.5 million, or 17%, when compared to the prior year period. Segment profit for the nine months ended June 30, 2021 was positively impacted by the inclusion of incremental segment profit of $3.6 million attributable to our current year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, segment profit decreased $54.1 million, or 18%, primarily driven by lower net sales, as previously discussed, a provision for legal settlement of $15.0 million, higher manufacturing costs of $23.0 million (primarily due to unfavorable fixed cost absorption and increased costs related to the COVID-19 pandemic, partially offset by manufacturing cost efficiencies), increased freight costs of $16.3 million (excluding volume-driven impacts) and increased raw material costs of $2.4 million. These negative impacts were partially offset by lower advertising and consumer spending of $4.0 million, gains on sale of property of $3.9 million, lower employee-related expenses, favorable foreign exchange rates when compared to the prior year period and decreased warehousing expenses of $1.1 million. Additionally, segment profit for the nine months ended June 30, 2021 was negatively impacted by lost revenue at our Battle Creek, Michigan RTE cereal facility, as previously discussed, resulting in an estimated $5.6 million in lost profit contribution.

Weetabix

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$123.4	$111.8	$11.6	10%	$350.3	$326.7	$23.6	7%
Segment Profit	$28.6	$32.6	$(4.0)	(12)%	$82.6	$84.3	$(1.7)	(2)%
Segment Profit Margin	23%	29%			24%	26%
Net sales for the Weetabix segment increased $11.6 million, or 10%, for the three months ended June 30, 2021, when compared to the prior year period. Excluding the impact of favorable foreign exchange rates, net sales decreased approximately 2%, driven by 2% lower volume. The decrease in volume was driven by declines in RTE cereal products as a result of the lapping of increased purchases in the prior year period driven by increased at-home consumption in reaction to the COVID-19 pandemic, as well as lapping the benefit in the prior year of our participation in a government-backed parcel initiative. These negative impacts were partially offset by private label cereal distribution gains, new product introductions and volume increases in Weetabix On the Go drinks.
Net sales for the Weetabix segment increased $23.6 million, or 7%, for the nine months ended June 30, 2021, when compared to the prior year period, primarily driven by favorable foreign exchange rates. Excluding this impact, net sales decreased $1.0 million, on 1% lower volume. This decrease in volume was driven by declines in RTE cereal products as a result of the lapping of increased purchases in the prior year period driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic and declines in on-the-go consumption of cereal bars and Weetabix On the Go drinks, partially offset by private label distribution gains and new product introductions. Average net selling prices increased primarily due to targeted price increases that went into effect in March 2020, partially offset by an unfavorable product mix.
Segment profit for the three months ended June 30, 2021 decreased $4.0 million, or 12%, when compared to the prior year period. This decrease was driven by lower net sales when excluding the impact of favorable foreign exchange rates, as previously discussed, unfavorable manufacturing and raw material costs of $1.4 million and higher advertising and consumer spending of $1.3 million, partially offset by favorable foreign exchange rates and lower employee-related expenses.
Segment profit for the nine months ended June 30, 2021 decreased $1.7 million, or 2%, when compared to the prior year period. This decrease was driven by lower net sales when excluding the impact of favorable foreign exchange rates, as previously discussed, unfavorable manufacturing and raw material costs of $2.3 million, higher advertising and consumer spending of $1.0 million and increased warehousing costs of $1.0 million, partially offset by favorable foreign exchange rates and lower employee-related expenses.
Foodservice

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$435.1	$242.3	$192.8	80%	$1,158.8	$1,041.3	$117.5	11%
Segment Profit (Loss)	$27.9	$(40.3)	$68.2	169%	$47.5	$30.5	$17.0	56%
Segment Profit (Loss) Margin	6%	(17)%			4%	3%
Net sales for the Foodservice segment increased $192.8 million, or 80%, for the three months ended June 30, 2021, when compared to the prior year period. Net sales for the three months ended June 30, 2021 were positively impacted by the inclusion of incremental net sales of $18.3 million attributable to our current year acquisition of Almark. Excluding this impact, net sales increased $174.5 million, or 72%, on 53% higher volume. Volume growth was negatively impacted in the current year period by reduced service levels (driven by labor shortages). Egg product sales were up $140.2 million, or 65%, with volume up 43%, driven by the lapping of lower foodservice product demand in the prior year period as a result of the COVID-19 pandemic, higher average net selling prices resulting from the pass-through of higher input costs due to increased grain markets and incremental volumes in the food ingredient channel attributable to our prior year acquisition of Henningsen. Sales of side dishes were up $22.6 million, or 104%, with volume up 99%, driven by the lapping of lower product demand in the prior year period as a result of the COVID-19 pandemic, as well as distribution gains. Sausage sales were up $3.9 million, or 160%, driven by 126% higher volume and higher average net selling prices resulting from the pass-through of higher input costs due to increased sow costs. Other product sales were up $7.8 million, or 206%, with volume up 99%, primarily due to the inclusion of incremental results attributable to our prior year acquisition of Henningsen and higher average net selling prices resulting from the decision to exit certain low-margin business.
Net sales for the Foodservice segment increased $117.5 million, or 11%, for the nine months ended June 30, 2021, when compared to the prior year period. Net sales for the nine months ended June 30, 2021 were positively impacted by the inclusion of incremental net sales of $32.7 million attributable to our current year acquisition of Almark. Excluding this impact, net sales increased $84.8 million, or 8%, on 1% lower volume. Volume growth was negatively impacted in the current year period by reduced service levels (driven by labor shortages). Egg product sales were up $65.0 million, or 7%, driven by higher average net selling prices resulting from the pass-through of higher input costs due to increased grain markets. Egg volume was flat as lower volume in the foodservice channel was offset by increased volume in the food ingredient channel, which was positively impacted by incremental volumes attributable to our prior year acquisition of Henningsen. Egg volumes were impacted in both periods by lower foodservice product demand in the prior year period as a result of the COVID-19 pandemic. Sales of side dishes were down $2.8 million, or 2%, with volume down 7%, driven by lower product demand as a result of the COVID-19 pandemic, partially offset by higher average net selling prices resulting from targeted price increases. Sausage sales were up $3.4 million, or 31%, driven by 21% higher volume and higher average net selling prices resulting from the pass-through of higher input costs due to increased sow costs. Other product sales were up $19.2 million, or 143%, with volume up 54%, primarily due to the inclusion of incremental results attributable to our prior year acquisition of Henningsen and higher average net selling prices resulting from the decision to exit certain low-margin business.
Segment profit for the three months ended June 30, 2021 increased $68.2 million, or 169%, when compared to the prior year period, driven by higher net sales, as previously discussed, lower manufacturing costs of $10.8 million (primarily due to favorable fixed cost absorption and decreased expense for donated and obsolete inventory on short-dated products) and insurance recovery of $6.1 million related to previously incurred business interruption losses as a result of a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020. These positive impacts were partially offset by increased raw material costs of $21.2 million (primarily driven by higher egg input costs due to increased grain markets) and higher freight costs of $2.1 million (excluding volume-driven impacts).
Segment profit for the nine months ended June 30, 2021 increased $17.0 million, or 56%, when compared to the prior year period, driven by higher net sales, as previously discussed, insurance recovery of $6.1 million related to previously incurred business interruption losses as a result of a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020 and decreased expense for donated and obsolete inventory on short-dated products, partially offset by higher raw material costs of $41.0 million (primarily driven by higher egg input costs due to increased grain markets), increased expenses attributable to the COVID-19 pandemic, including increased employee wages and paid absences, COVID-19 screening expenses and additional cleaning costs, higher freight costs of $5.3 million (excluding volume-driven impacts) and increased employee-related costs (in addition to amounts previously discussed). Prior year segment profit also was negatively impacted by a $2.5 million insurance deductible and $0.4 million of repair and clean-up expenses due to a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020.
Refrigerated Retail

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$220.8	$250.3	$(29.5)	(12)%	$723.4	$737.8	$(14.4)	(2)%
Segment Profit	$14.3	$42.3	$(28.0)	(66)%	$72.2	$98.5	$(26.3)	(27)%
Segment Profit Margin	6%	17%			10%	13%
Net sales for the Refrigerated Retail segment decreased $29.5 million, or 12%, for the three months ended June 30, 2021, when compared to the prior year period. Net sales for the three months ended June 30, 2021 were positively impacted by the inclusion of incremental net sales of $8.9 million attributable to our current year acquisitions of Almark and Egg Beaters. Excluding this impact, net sales decreased $38.4 million, or 15%, driven by 13% lower volume, primarily due to reduced side dish and sausage service levels (driven by labor shortages) and lapping of increased purchases of side dishes, cheese and other dairy products and sausage in the prior year period driven by increased at-home consumption in response to the COVID-19 pandemic. Sales of side dishes decreased $6.1 million, or 6%, driven by 10% lower volume. Side dish average net selling prices increased primarily due to targeted price increases that went into effect in June 2021 and a favorable product mix. Cheese and other dairy case product sales were down $20.7 million, or 29%, with volume down 31%. Sausage sales decreased $9.1 million, or 23%, with volume down 26%. Egg product sales were up $0.5 million, or 2%, with volume up 4%, driven by distribution gains. Sales of other products were down $3.0 million.

Net sales for the Refrigerated Retail segment decreased $14.4 million, or 2%, for the nine months ended June 30, 2021, when compared to the prior year period. Net sales for the nine months ended June 30, 2021 were positively impacted by the inclusion of incremental net sales of $8.9 million attributable to our current year acquisitions of Almark and Egg Beaters. Excluding this impact, net sales decreased $23.3 million, or 3%, with volume down 5%. Sales of side dishes increased $21.6 million, or 7%, driven by increased average net selling prices and 1% higher volume. The increase in average net selling prices was primarily due to targeted price increases that went into effect in February 2020 and June 2021 and a favorable product mix. The increase in volume was driven by higher branded dinner and breakfast sides volume, partially offset by lower private label dinner sides volume resulting from the decision to exit certain low-margin business and reduced service levels (driven by labor shortages). Cheese and other dairy case product sales were down $27.5 million, or 14%, with volume down 15%, driven by the lapping of increased purchases in the prior year period driven by increased at-home consumption in response to the COVID-19 pandemic. Sausage sales decreased $7.5 million, or 6%, with volume down 8%, driven by the lapping of increased purchases in the prior year period driven by increased at-home consumption in response to the COVID-19 pandemic and reduced service levels (driven by labor shortages), Egg product sales were down $5.3 million, or 5%, with volume down 4%, driven by the decision to exit certain low-margin business. Sales of other products were down $4.6 million.
Segment profit decreased $28.0 million, or 66%, for the three months ended June 30, 2021, when compared to the prior year period. This decrease was driven by lower net sales, as previously discussed, higher raw material costs of $18.1 million for sows, cheese and eggs, increased manufacturing costs of $4.6 million, higher freight costs of $2.5 million (excluding volume-driven impacts) and increased advertising and consumer spending of $2.1 million. These negative impacts were partially offset by lower employee-related expenses.
Segment profit decreased $26.3 million, or 27%, for the nine months ended June 30, 2021, when compared to the prior year period. This decrease was driven by higher raw material costs of $29.6 million for sows, cheese and eggs, lower net sales, as previously discussed, increased manufacturing costs of $12.9 million and higher freight costs of $5.7 million (excluding volume-driven impacts). These negative impacts were partially offset by lower employee-related expenses and decreased advertising and consumer spending of $1.2 million.
BellRing Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$342.6	$204.2	$138.4	68%	$907.1	$705.7	$201.4	29%
Segment Profit	$51.5	$30.6	$20.9	68%	$114.9	$115.0	$(0.1)	—%
Segment Profit Margin	15%	15%			13%	16%
Net sales for the BellRing Brands segment increased $138.4 million, or 68%, for the three months ended June 30, 2021, when compared to the prior year period, driven by increased volume and the lapping of prior year negative impacts of the COVID-19 pandemic. Sales of Premier Protein products were up $111.8 million, or 65%, with volume up 60%. Volume increases were driven by higher RTD protein shake product volumes in the club, food, drug and mass (“FDM”) and eCommerce channels. Average net selling prices increased in the three months ended June 30, 2021 due to targeted price increases, partially offset by increased promotional spending. Sales of Dymatize products were up $21.6 million, or 99%, with volume up 77%. Average net selling prices increased in the three months ended June 30, 2021 due to a favorable product mix and decreased promotional spending. Sales of all other products were up $5.0 million.
Net sales for the BellRing Brands segment increased $201.4 million, or 29%, for the nine months ended June 30, 2021, when compared to the prior year period. Sales of Premier Protein products were up $164.9 million, or 28%, with volume up 28%. Volume increases were driven by higher RTD protein shake product volumes in the FDM, club and eCommerce channels. Sales of Dymatize products were up $34.0 million, or 44%, with volume up 25%. Average net selling prices increased in the nine months ended June 30, 2021 due to a favorable product mix. Sales of all other products were up $2.5 million.
Segment profit increased $20.9 million, or 68%, for the three months ended June 30, 2021, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, partially offset by accelerated amortization expense of $11.8 million related to the discontinuance of the Supreme Protein brand, higher net product costs of $10.5 million, due to unfavorable freight, manufacturing and raw material costs, increased advertising and consumer spending of $3.4 million and increased employee-related expenses.
Segment profit decreased $0.1 million, or less than 1%, for the nine months ended June 30, 2021, when compared to the prior year period. This decrease was primarily driven by accelerated amortization expense of $29.9 million related to the discontinuance of the Supreme Protein brand, higher net product costs of $20.7 million, due to unfavorable raw material and freight costs, restructuring and facility closure costs, including accelerated depreciation, of $5.6 million, increased advertising and consumer spending of $5.9 million and increased employee-related expenses. These negative impacts were partially offset by higher net sales, as previously discussed, and lower BellRing IPO-related transaction costs of $1.9 million.
General Corporate Expenses and Other

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General corporate expenses and other	$0.7	$17.6	$16.9	96%	$29.6	$97.7	$68.1	70%
General corporate expenses and other decreased $16.9 million, or 96%, for the three months ended June 30, 2021, when compared to the prior year period, primarily driven by a gain on bargain purchase of $12.7 related to our acquisition of the PL RTE Cereal Business, increased net gains related to mark-to-market adjustments on economic hedges and warrant liabilities of $7.4 million and gains related to mark-to-market adjustments on equity securities of $1.4 million. These positive impacts were partially offset by higher stock-based compensation of $1.6 million and increased third party transaction costs of $2.5 million.
General corporate expenses and other decreased $68.1 million, or 70%, for the nine months ended June 30, 2021, when compared to the prior year period, primarily driven by increased net gains related to mark-to-market adjustments on economic hedges and warrant liabilities of $58.6 million (compared to losses in the prior year period), a net gain on bargain purchase of $12.6 million related to our acquisitions of the PL RTE Cereal Business and Henningsen, gains related to mark-to-market adjustments on equity securities of $12.3 million and a net gain on assets held for sale of $0.5 million. These positive impacts were partially offset by increased losses related to mark-to-market adjustments on deferred compensation of $7.9 million (compared to gains in the prior year period), higher stock-based compensation of $5.1 million and increased third party transaction costs of $4.3 million.
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

	Three Months Ended June 30,			Nine Months Ended June 30,
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	2021	2020	$ Change
Post Consumer Brands	$—	$0.4	$0.4	$0.3	$1.5	$1.2
Weetabix	—	0.6	0.6	—	0.5	0.5
BellRing Brands	0.1	—	(0.1)	5.6	—	(5.6)
	$0.1	$1.0	$0.9	$5.9	$2.0	$(3.9)
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the nine months ended June 30, 2021 (for additional information, see Notes 3, 17 and 19 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$345.0 million proceeds received by PHPC from the PHPC IPO, before deducting underwriting discounts and commissions, including $40.0 million value of PHPC Units purchased by PHPC Sponsor in the PHPC IPO;
•$1,800.0 million principal value issued of 4.50% senior notes;
•$1,697.3 million principal value repaid and $74.3 million premium payment made on the extinguishment of our 5.00% senior notes;
•3.3 million shares of our common stock repurchased at an average share price of $95.78 per share for a total cost of $315.3 million, including broker’s commissions. Additionally, $7.4 million paid related to the repurchases of shares of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021;
•$47.5 million received in connection with share repurchase contracts entered into in the fourth quarter of fiscal 2020;
•$55.0 million outstanding principal repaid by BellRing on its term loan (the “BellRing Term B Facility”);

•$20.0 million borrowed by BellRing under its revolving credit facility (the “BellRing Revolving Credit Facility”);
•$50.0 million repaid by BellRing under the BellRing Revolving Credit Facility; and
•BellRing entered into a second amendment to the BellRing Credit Agreement (the “BellRing Amendment”), which provided for the refinancing of the BellRing Term B Facility on substantially the same terms as in effect prior to the BellRing Amendment, except that it (i) reduced the interest rate margin by 100 basis points, resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the BellRing Credit Agreement to address the anticipated unavailability of London Interbank Offered Rate (“LIBOR”) as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing repays the BellRing Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amends the BellRing Credit Agreement to reduce the effective interest rate applicable to the BellRing Term B Facility, BellRing must pay a 1.00% premium on the amount repaid or subject to the interest rate reduction. In connection with the BellRing Amendment, BellRing paid $1.6 million of debt refinancing fees.
The following table shows select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2021	2020
Cash provided by (used in):
Operating activities	$395.3	$408.4
Investing activities	(737.4)	(94.8)
Financing activities	(75.2)	(313.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.2	0.5
Net (decrease) increase in cash, cash equivalents and restricted cash	$(411.1)	$0.2
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
Short-term financing needs primarily consist of working capital requirements and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity, other strategic transactions and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may continue to seek to repurchase shares of our common stock, and BellRing may seek to repurchase shares of the BellRing Class A Common Stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
BellRing Brands, Inc. and its subsidiaries, 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor are not obligors or guarantors under the Credit Agreement or our senior notes.
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
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2021 decreased $13.1 million compared to the prior year period, driven by unfavorable changes related to the fluctuations in the timing of sales and collections of trade receivables within our BellRing Brands, Foodservice and Post Consumer Brands segments, partially offset by favorable changes in the timing of payments of trade accounts payables within our BellRing Brands and Foodservice segments, lower interest payments of $31.2 million and lower payments on our interest rate swaps of $11.5 million.
Investing Activities
Nine months ended June 30, 2021
Cash used in investing activities for the nine months ended June 30, 2021 was $737.4 million, primarily driven by the deposit of $345.0 million of proceeds received by PHPC from the PHPC IPO and the PHPC Private Placement into a trust account, net cash paid for acquisitions of $290.3 million, primarily driven by our current year acquisitions of the PL RTE Cereal Business, Egg Beaters, Peter Pan and Almark, capital expenditures of $142.7 million and cash paid related to investments in partnerships of $17.1 million, partially offset by proceeds from the sale of equity securities and property and assets held for sale of $34.2 million and $19.0 million, respectively. The largest individual capital expenditure project in the period related to the re-construction of a building that was destroyed in a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020.
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

Financing Activities
Nine months ended June 30, 2021
Cash used in financing activities for the nine months ended June 30, 2021 was $75.2 million. We received proceeds of $1,800.0 million from the issuance of our 4.50% senior notes. BellRing borrowed $20.0 million under the BellRing Revolving Credit Facility. These issuances and borrowings resulted in total proceeds from the issuance of long-term debt of $1,820.0 million. In connection with the 4.50% senior notes issuance, we paid $16.8 million in debt issuance costs. We repaid the outstanding principal balance under our 5.00% senior notes and made a principal payment on a municipal bond. BellRing repaid $55.0 million of outstanding principal under the BellRing Term B Facility and repaid $50.0 million of outstanding principal under the BellRing Revolving Credit Facility, which resulted in total repayments of long-term debt of $1,803.3 million. In connection with the repayment of the 5.00% senior notes and the BellRing Amendment (discussed above), we paid $75.9 million in debt premiums and refinancing fees. We paid $322.7 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. We received $47.5 million related to the settlement of share repurchase contracts that were entered into in fiscal 2020 and did not settle until fiscal 2021. PHPC received $345.0 million gross proceeds from the PHPC IPO and PHPC Sponsor purchased $40.0 million in PHPC Units in the PHPC IPO, which resulted in proceeds received from the IPO of $305.0 million. In connection with the PHPC IPO, PHPC incurred offering costs of $7.1 million.
Nine months ended June 30, 2020
Cash used in financing activities for the nine months ended June 30, 2020 was $313.9 million. BellRing Brands, Inc. received $524.4 million net proceeds from the BellRing IPO, after deducting discounts and commissions. We received proceeds of $1,250.0 million from the issuance of our 4.625% senior notes. We borrowed $1,225.0 million under the 2020 Bridge Loan and $500.0 million under our revolving credit facility. BellRing borrowed $700.0 million under the BellRing Term B Facility, at a discount of $14.0 million, and borrowed $185.0 million under the BellRing Revolving Credit Facility. These issuances and borrowings, combined with proceeds received of $2.0 million from a municipal bond, resulted in total proceeds from the issuance of long-term debt of $3,848.0 million. In connection with these issuances, borrowings and the amendment and restatement of our Credit Agreement, we paid $40.8 million in debt issuance costs and deferred financing fees. We repaid the outstanding principal balances under our term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, repaid $325.0 million of outstanding principal borrowings on our Revolving Credit Facility and made a principal payment on a municipal bond. BellRing repaid the outstanding principal balance under the 2020 Bridge Loan which it assumed from us in connection with the BellRing IPO and repaid principal borrowings under the BellRing Revolving Credit Facility, which resulted in total repayments of long-term debt of $4,130.3 million. We paid premiums of $49.8 million related to our early extinguishment of our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes. In connection with the BellRing IPO, we were refunded $15.3 million of debt issuance costs paid in connection with the 2020 Bridge Loan. We paid $469.0 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020.
Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of June 30, 2021, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of June 30, 2021. We do not believe non-compliance is reasonably likely in the foreseeable future.
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
•the possibility that PHPC, a newly formed special purpose acquisition company for which the sponsor is our wholly-owned subsidiary and in which we indirectly own an interest (through PHPC Sponsor), may not consummate a suitable partnering transaction within the prescribed two-year time period, that the partnering transaction may not be successful or that the activities for PHPC could be distracting to our management;
•our ability to successfully execute the proposed plan to distribute our interest in BellRing;
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
•the impact of the U.K.’s exit from the European Union (commonly known as “Brexit”) on us and our operations;
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
•our, BellRing’s and PHPC’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•other risks and uncertainties included under “Risk Factors” within Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on November 20, 2020.
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
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $20 million and $11 million as of June 30, 2021 and September 30, 2020, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of June 30, 2021, a hypothetical 10% adverse change in the expected USD-GBP exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $1 million. As of September 30, 2020, a hypothetical 10% adverse change in the expected Euro-GBP and USD-GBP exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by an immaterial amount and approximately $3 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of June 30, 2021, the Company had outstanding principal value of indebtedness of $7,066.4 million related to its senior notes, a municipal bond and the BellRing Term B Facility. At June 30, 2021, Post’s revolving credit facility and the BellRing Revolving Credit Facility had available borrowing capacity of $730.8 million and $200.0 million, respectively. Of the total $7,066.4 million of outstanding indebtedness, $6,440.2 million bore interest at a weighted-average fixed interest rate of 5.1%. As of September 30, 2020, the Company had principal value of indebtedness of $7,049.7 million, related to its senior notes, a municipal bond, the BellRing Term B Facility and the BellRing Revolving Credit Facility. Of the total $7,049.7 million of outstanding indebtedness, $6,337.5 million bore interest at a weighted-average fixed interest rate of 5.2%.
As of June 30, 2021 and September 30, 2020, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond and the BellRing Revolving Credit Facility, was $7,257.9 million and $7,277.8 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $32 million and $14 million as of June 30, 2021 and September 30, 2020, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and nine months ended June 30, 2021 and 2020.
For additional information regarding the Company’s debt, refer to Note 17 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of June 30, 2021 and September 30, 2020, the Company had interest rate swaps with a notional value of $2,556.0 million and $2,721.0 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $12 million and $19 million as of June 30, 2021 and September 30, 2020, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
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

Changes in Internal Control Over Financial Reporting
In connection with the Company’s acquisitions completed in fiscal 2021, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. There were no other significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION.
ITEM 1.     LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 15 within “Notes to Condensed Consolidated Financial Statements” within Item 1 of Part I of this report, which is incorporated herein by reference.
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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the risk factors set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 20, 2020, as of and for the year ended September 30, 2020 (the “Annual Report”). Other than the additional risk factors disclosed herein, as of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
We are subject to a number of uncertainties while Post Holdings Partnering Corporation (“PHPC”) pursues a partnering transaction, which could adversely affect our business, financial condition, results of operations, cash flows and stock price.
On May 28, 2021, PHPC completed its initial public offering (the “PHPC IPO”). PHPC Sponsor, LLC, our wholly-owned subsidiary (“PHPC Sponsor”), purchased $40.0 million of units of PHPC in the PHPC IPO. In addition, PHPC Sponsor purchased units of PHPC in a private offering (the “PHPC private placement units”), which was completed substantially concurrently with the closing of the PHPC IPO, and holds shares of PHPC’s Series F common stock, par value $0.0001 per share (“PHPC Series F Common Stock”); such investments are held at a cost of approximately $10.9 million. Each unit of PHPC consists of one share of Series A common stock of PHPC, par value $0.0001 per share (“PHPC Series A common stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A common stock at an exercise price of $11.50 per share. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction by May 28, 2023 (or by August 28, 2023 in certain circumstances). We will be required to devote significant management and employee attention and resources to matters relating to PHPC while it pursues a partnering transaction. If PHPC is unable to consummate a suitable partnering transaction during the prescribed two-year time frame, we may experience negative reactions from the financial markets and from our shareholders, and PHPC Sponsor would lose its investment in the PHPC private placement units and Class F common stock. Alternatively, in the event that PHPC is able to consummate a suitable partnering transaction, or if the partnering transaction is unsuccessful, there is no assurance that we will realize the anticipated value from such transaction.
There has recently been heightened regulatory focus on special purpose acquisition companies (“SPACs”), including recently issued accounting guidance, resulting in substantial uncertainty in the SPAC markets. PHPC’s pursuit of a partnering transaction in this uncertain SPAC environment may result in delays, reduced investor and acquisition target interest in SPAC transactions, additional costs as instrument terms are reevaluated and our management and employees needing to devote extensive attention and resources to these matters. The accounting guidance applicable to SPACs could subsequently be revisited, potentially necessitating restatements of PHPC’s financial statements, which could then impact and necessitate restatements of our financial statements. These matters have the potential to disrupt us from conducting business operations or pursuing other business strategies and could adversely affect our business, financial condition, results of operations and cash flows.
Our proposed plan to distribute our interest in BellRing Brands, Inc. is subject to inherent risks.
We intend to distribute a significant portion of our interest in BellRing Brands, Inc. to our shareholders under a plan of distribution that could include a pro-rata distribution, an exchange offer or a combination of both. This proposed plan is subject to certain conditions, including the approval of BellRing Brands, Inc.’s stockholders and the receipt of certain regulatory approvals. No assurance can be given that any of the foregoing conditions will be met. The proposed plan is subject to inherent risks and uncertainties, including, among others: risks that the proposed plan as a whole will not be consummated or that the distribution of BellRing Brands, Inc. Class A common stock will not be consummated; increased demands on our and BellRing Brands, Inc.’s management and employees to accomplish the proposed plan; and significant transaction costs. In addition, no assurance can be given that we will realize the potential strategic and financial benefits from the proposed plan in the near term or at all, and no assurance can be given that the market will react favorably to the proposed plan or any of the transactions contemplated thereby.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
We did not repurchase any shares of our common stock during the three months ended June 30, 2021. The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended June 30, 2021 and our common stock repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
April 1, 2021 - April 30, 2021	—	$—	—	$333,633,659
May 1, 2021 - May 31, 2021	—	$—	—	$333,633,659
June 1, 2021 - June 30, 2021	—	$—	—	$333,633,659
Total	—	$—	—	$333,633,659
(a)Does not include broker’s commissions.
(b)On February 2, 2021, our Board of Directors approved an authorization to repurchase up to $400,000,000 of shares of our common stock effective February 6, 2021 (the “Authorization”). The Authorization expires on February 6, 2023. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

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

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2021 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	August 6, 2021	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)