Form 10-K
period 2021-09-30
Post Holdings, Inc.
filed 2021-11-19
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,433,797,774.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 15, 2021: 62,543,115

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2022 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2021, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report, including statements regarding the effect of the COVID-19 pandemic on our businesses and our continuing response to the COVID-19 pandemic. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•the impact of the COVID-19 pandemic, including negative impacts on our ability to manufacture and deliver our products, workforce availability, the health and safety of our employees, operating costs, demand for our foodservice and on-the-go products, the global economy and capital markets and our operations generally;
•our high leverage, our ability to obtain additional financing (including both secured and unsecured debt), our ability to service our outstanding debt (including covenants that restrict the operation of our businesses) and a downgrade or potential downgrade in our credit ratings;
•disruptions or inefficiencies in our supply chain, including as a result of our reliance on third parties for the supply of materials for and the manufacture of many of our products, pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, labor shortages, fires and evacuations related thereto, changes in weather conditions, natural disasters, climate change, agricultural diseases and pests and other events beyond our control;
•significant volatility in the cost or availability of inputs to our businesses (including freight, raw materials, energy and other supplies);
•our ability to hire and retain talented personnel, increases in labor-related costs, the ability of our employees to safely perform their jobs, including the potential for physical injuries or illness (such as COVID-19), employee absenteeism, labor strikes, work stoppages and unionization efforts;
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
•our ability to successfully execute the proposed distribution of our interest in BellRing Brands, Inc. (“BellRing”) and realize the strategic and financial benefits from the proposed transactions;

•the possibility that Post Holdings Partnering Corporation (“PHPC”), a publicly-traded special purpose acquisition company in which we indirectly own an interest (through PHPC Sponsor, LLC, our wholly-owned subsidiary), may not consummate a suitable partnering transaction within the prescribed two-year time period, that the partnering transaction may not be successful or that the activities for PHPC could be distracting to our management;
•conflicting interests or the appearance of conflicting interests resulting from several of our directors and officers also serving as directors or officers of one or more of our related companies;
•impairment in the carrying value of goodwill or other intangibles, or other-than-temporary impairment in the carrying value of investments in unconsolidated subsidiaries;
•our ability to successfully implement business strategies to reduce costs;

•legal and regulatory factors, such as compliance with existing laws and regulations, as well as new laws and regulations and changes to existing laws and regulations and interpretations thereof, affecting our businesses, including current and future laws and regulations regarding tax matters, food safety, advertising and labeling, animal feeding and housing operations and environmental matters;
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

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, including industry and operating risks, strategic risks, financial and economic risks, legal and regulatory risks, risks related to ownership of our common stock and certain general risks, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:
•Global health developments and economic uncertainty resulting from the COVID-19 pandemic have adversely impacted, are adversely impacting and could continue to adversely impact our financial and operational performance.
•We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our businesses.
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
•Disruption of our supply chain, including as a result of the COVID-19 pandemic and changes in weather conditions, could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
•We are currently dependent upon third parties for the supply of materials for and the manufacture of many of our products. Our businesses could suffer as a result of a third party’s inability to supply materials for our products or produce our products for us on time or to our specifications.
•Increased input costs, including costs for freight, raw materials, energy and other supplies, or limited availability of such inputs could negatively impact our businesses, financial condition, results of operations and cash flows.
•We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, temporary workforce disruptions or the inability of our employees to safely perform their jobs for any reason, including as a result of illness (such as COVID-19) or based upon shelter in place or other restrictions put in place by governmental authorities, could adversely impact our businesses, financial condition, results of operations and cash flows.
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
•Our business strategy depends upon us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable strategic transactions in the future. Our corporate development activities also may have an adverse impact on our businesses, financial condition, results of operations and cash flows.
•Our pending distribution of our interest in BellRing is subject to inherent risks.
•We are subject to a number of uncertainties while PHPC pursues a partnering transaction, which could adversely affect our businesses, financial condition, results of operations, cash flows and stock price.
•Our Company has overlapping directors and management with one or more of our related companies, including PHPC, BellRing and 8th Avenue, each of which may lead to conflicting interests or the appearance of conflicting interests.

•We may experience difficulties in integrating acquired businesses, or acquisitions may not perform as expected.
•Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
•Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations or to interpretations thereof, could adversely affect our businesses.
• The loss of, a significant reduction of purchases by or the bankruptcy of a major customer may adversely affect our businesses, financial condition, results of operations and cash flows. In addition, consolidation of our customer base, as well as competitive, economic and other pressures facing our customers, may hurt our volumes or profit margins.
•Our Post Consumer Brands and Weetabix segments operate in the mature ready-to-eat cereal category, and the failure or weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
•Pending and future litigation may impair our reputation or cause us to incur significant costs.
•Technology failures, cybersecurity incidents or corruption of our data privacy protections could disrupt our operations and negatively impact our businesses.
•Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands.
•Our international operations subject us to additional risks, including, among others, restrictions on the transfer of funds to and from foreign countries; unfavorable changes to tariffs, quotas, trade barriers, export or import restrictions or treaties; challenges with cross-border product distribution; increased exposure to general market conditions, political and economic uncertainty and other events outside of the U.S.; compliance with additional U.S. laws as well as laws outside of the U.S.; and the difficulty of conducting operations across diverse regions and employee bases.
•Labor strikes or work stoppages by our employees could harm our business.
•Agricultural diseases or pests could harm our businesses, financial condition, results of operations and cash flows.
•Actual operating results may differ significantly from our or BellRing’s guidance and our, BellRing’s and PHPC’s forward-looking statements.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.

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
Post is a Missouri corporation incorporated on September 22, 2011. On February 3, 2012, Post completed its legal separation via a tax free spin-off from its former parent company. On February 6, 2012, Post common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “POST”. We operate in five reportable segments:
•Post Consumer Brands: Includes branded and private label ready-to-eat (“RTE”) cereals from the businesses of Post Foods, LLC, MOM Brands Company, LLC (“MOM Brands”), which Post acquired in May 2015, Weetabix North America (“Weetabix NA”), which Post acquired in July 2017, and the RTE cereal operations of TreeHouse Foods, Inc., which Post acquired in June 2021, as well as nut butters under the Peter Pan brand, which Post acquired in January 2021;
•Weetabix: Includes the business of Weetabix Limited, which Post acquired in July 2017, which produces and distributes branded and private label RTE cereal, hot cereals and other cereal-based food products, breakfast drinks and muesli primarily outside of North America;
•Foodservice: Includes primarily egg and potato products in the foodservice and food ingredient channels from the businesses of MFI Holding Corporation (“Michael Foods”), which Post acquired in June 2014, Willamette Egg Farms (“Willamette”), which Post acquired in October 2015, National Pasteurized Eggs, Inc. (“NPE”), which Post acquired in October 2016, Bob Evans Farms, Inc. (“Bob Evans”), which Post acquired in January 2018, Henningsen Foods, Inc., which Post acquired in July 2020, and Almark Foods (“Almark”), which Post acquired in February 2021;
•Refrigerated Retail: Provides refrigerated retail products, inclusive of side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated products, from the businesses of Bob Evans, Michael Foods, including the business of Crystal Farms Dairy Company (“Crystal Farms”), which Post acquired as a part of its acquisition of Michael Foods in June 2014, Willamette, NPE and Almark, as well as the Egg Beaters brand, which Post acquired in May 2021; and
•BellRing Brands (historically referred to as Active Nutrition): Provides products in the convenient nutrition category, including ready-to-drink (“RTD”) protein shakes, other RTD beverages, powders and nutrition bars, from the businesses of Premier Nutrition Company, LLC, which Post acquired in September 2013, Dymatize Enterprises, LLC, which Post acquired in February 2014, and the PowerBar brand, which Post acquired in October 2014, and includes Active Nutrition International GmbH, which manufactures and sells convenient nutrition products in certain international markets.
On October 21, 2019, the initial public offering of a minority interest in our historical active nutrition business was completed (the “BellRing IPO”). As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO (the “BellRing formation transactions”), BellRing Brands, Inc. (“BellRing”) became a holding company owning 28.8% of the non-voting membership units (the “BellRing Brands, LLC units”) of BellRing Brands, LLC and a publicly-traded company whose Class A common stock, $0.01 par value per share (the “BellRing Class A Common Stock”), is traded on the NYSE under the ticker symbol “BRBR”. Post owns 71.2% of the BellRing Brands, LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “BellRing Class B Common Stock”), which, for so long as Post or its affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing Brands, LLC units, represents 67% of the combined voting power of the common stock of BellRing. BellRing Brands, LLC is the holding company for Post’s historical active nutrition business. Effective October 21, 2019, the financial results of BellRing and its subsidiaries are consolidated within the Company’s financial results and 28.8% of the consolidated net income (loss) and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing Brands, LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the BellRing Class A Common Stock), are allocated to noncontrolling interest. For additional information, refer to Note 4 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
On October 26, 2021, Post entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) providing for the distribution of a significant portion of its ownership interest in BellRing to Post’s shareholders. Pursuant to the

Transaction Agreement, Post will contribute its share of BellRing Class B Common Stock, all of its BellRing Brands, LLC units and cash to BellRing Distribution, LLC, a newly-formed wholly-owned subsidiary of Post (“New BellRing”), in exchange for all of the then-outstanding equity of New BellRing and New BellRing indebtedness (the “BellRing Separation”). New BellRing will convert into a Delaware corporation, and Post will then distribute at least 80.1% of its shares of New BellRing common stock to Post shareholders in a pro-rata distribution, an exchange offer or a combination of both, depending on market conditions. Upon completion of the distribution of New BellRing common stock to Post shareholders (the “BellRing Distribution”), BellRing Merger Sub Corporation, a wholly-owned subsidiary of New BellRing, will merge with and into BellRing (the “BellRing Merger”), with BellRing as the surviving corporation and a wholly-owned subsidiary of New BellRing. Pursuant to the BellRing Merger, each outstanding share of BellRing Class A Common Stock will be converted into one share of New BellRing common stock plus a to-be-determined amount of cash per share. The exact amount of cash consideration will be determined in accordance with the Transaction Agreement based upon several factors, including the amount of New BellRing indebtedness to be issued. Immediately following the BellRing Distribution and the BellRing Merger, it is expected that Post will own no more than 14.2% of the New BellRing common stock and Post shareholders will own at least 57.0% of the New BellRing common stock. Legacy holders of BellRing Class A Common Stock will own approximately 28.8% of the New BellRing common stock, maintaining their current effective ownership in the BellRing business. Post expects to use the New BellRing indebtedness and shares of New BellRing common stock to repay creditors of Post. Completion of the BellRing Separation, the BellRing Distribution and the BellRing Merger is anticipated to occur in the first calendar quarter of 2022, the second quarter of fiscal 2022, subject to certain customary closing conditions, although there can be no assurance that these transactions will occur within the expected timeframe or at all.
For additional information regarding the above-mentioned transactions, refer to “Risk Factors” within Item 1A of this report.
On May 28, 2021, Post and Post Holdings Partnering Corporation (“PHPC”), a newly formed special purpose acquisition company (a “SPAC”), consummated the initial public offering of 30.0 million units of PHPC (the “PHPC Units”), of which PHPC Sponsor, LLC, a wholly-owned subsidiary of Post (“PHPC Sponsor”), purchased 4.0 million PHPC Units. On June 3, 2021, PHPC issued an additional 4.5 million PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC IPO generated gross proceeds to PHPC of $345.0 million. The PHPC Units, PHPC Series A Common Stock and PHPC Warrants each trade on the NYSE under the ticker symbols “PSPC.U”, “PSPC” and PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the completion of the PHPC IPO.
In connection with the completion of the initial public offering on May 28, 2021, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), providing for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 million units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock, $0.0001 par value per share, and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of $10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 million in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
In addition, substantially concurrently with the closing of the initial public offering on May 28, 2021, PHPC completed the private sale of 1.0 million units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, and in connection with the underwriters’ exercise in full of their option to purchase additional PHPC Units, PHPC Sponsor purchased an additional 0.1 million PHPC Private Placement Units, generating proceeds to PHPC of $10.9 million (the “PHPC Private Placement”). The PHPC Private Placement Units sold in the PHPC Private Placement are identical to the PHPC Units sold in the PHPC IPO, except that, with respect to the warrants underlying the PHPC Private Placement Units (the “PHPC Private Placement Warrants”) that are held by PHPC Sponsor or its permitted transferees, such PHPC Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the PHPC Warrants are called for redemption and a certain price per share of PHPC Series A Common Stock threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of PHPC’s partnering transaction. If the PHPC Private Placement Warrants are held by holders other than PHPC Sponsor or its permitted transferees, the PHPC Private Placement Warrants will be redeemable by PHPC in all redemption scenarios and exercisable by holders on the same basis as the PHPC Warrants.

Proceeds of $345.0 million were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account and not previously released to PHPC to pay income taxes.
In addition, Post, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC, $0.0001 par value per share (“PHPC Series F Common Stock”), has certain governance rights in PHPC. These rights include that, prior to PHPC’s partnering transaction, only holders of PHPC’s Series F Common Stock have the right to vote on the election of PHPC’s directors, as well as certain class voting rights regarding amendments of PHPC’s amended and restated certificate of incorporation.
As of September 30, 2021, Post beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within Post’s financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable noncontrolling interest. PHPC intends to partner with a company in the consumer products industry that complements the experience and expertise of Post’s management team and is a business to which Post believes it can add value.
For additional information regarding the PHPC IPO and related transactions, refer to “Risk Factors” within Item 1A of this report and Note 4 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
On October 1, 2018, 8th Avenue was separately capitalized by Post and third parties through a series of transactions (the “8th Avenue Formation Transactions”), and 8th Avenue became the holding company for Post’s private brand food products business, which was historically reported as Post’s Private Brands segment. After completion of the 8th Avenue Formation Transactions, Post retained 60.5% of the common equity in 8th Avenue, which, effective October 1, 2018, is accounted for using the equity method and is no longer consolidated in the Company’s financial statements. The private brands business was no longer considered a reportable segment of Post as of October 1, 2018. For additional information regarding 8th Avenue, refer to Notes 4 and 7 within “Notes to Consolidated Financial Statements” in Item 8 of this report. 8th Avenue primarily manufactures and distributes private label peanut and other nut butters, pasta, dried fruit and nut products and granola.
COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto and to focus on protecting the health and safety of our employees, including their economic health, maintaining the continuity of our supply chain to serve customers and consumers and preserving financial liquidity to navigate the uncertainty caused by the pandemic. As the overall economy continues to recover from the impact of the COVID-19 pandemic, labor shortages, input and freight inflation and other supply chain disruptions, including input availability (and, with respect to our BellRing Brands segment, equipment delays), are pressuring our supply chain in all of our segments, resulting in missed sales and higher manufacturing costs, most notably in our Foodservice and Refrigerated Retail segments. Lower than anticipated production and delays in capacity expansion across the broader third party shake contract manufacturer network have resulted in low inventories and missed sales in our BellRing Brands segment. Service levels and fill rates remain below normal levels, and inventories are low, resulting in the placement of certain products on allocation. For additional discussion regarding the impact of the COVID-19 pandemic on our businesses and financial results, see “Sales, Marketing and Distribution” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A of this report. Also, refer to “Human Capital - COVID-19 Response” below for information regarding actions we have taken on behalf of our employees.
Our Business Model
We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Since our formation, we have expanded and established new platforms through numerous acquisitions. Our acquisition strategy has focused on businesses with product offerings that can strengthen our current portfolio, enable us to expand into complementary categories, geographic regions or distribution channels or provide diversification of cash flows in similar channels. In addition to acquisitions, we also have pursued and completed other types of strategic transactions. For example, we separately capitalized 8th Avenue with third parties, facilitated the completion of the BellRing IPO and the PHPC IPO and announced the signing of a transaction agreement to distribute a significant portion of our interest in BellRing to Post’s shareholders.
Our Businesses
Post Consumer Brands

Our Post Consumer Brands segment includes our North America cereal business which manufactures, markets and sells branded and private label RTE cereal and hot cereal products. According to NielsenIQ’s Total U.S. expanded All Outlets Combined (“xAOC”) information, the category was approximately $8.4 billion in sales for the 52-week period ended October 30, 2021 (“NielsenIQ’s Total U.S. xAOC information”). We have leveraged the strength of our brands, category expertise and over a century of institutional knowledge to create a diverse portfolio of cereals. Post Consumer Brands is the third largest seller of RTE cereals in the United States (the “U.S.”) with a 19.3% branded share of retail dollar sales and a 22.1% branded share of retail pound sales, based on NielsenIQ’s Total U.S. xAOC information. NielsenIQ’s Total U.S. xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (including Sam’s Club and BJs), some dollar retailers (including Dollar General and Family Dollar) and military. Based on sales data for fiscal 2021, Post Consumer Brands’s core brands include the following RTE cereal brands: Honey Bunches of Oats, Pebbles, Great Grains, Grape-Nuts, Honeycomb and Malt-O-Meal. Post Consumer Brands’s brand portfolio also includes, among others, the RTE cereal brands of Oreo O’s and Mom’s Best, as well as the hot cereal brands of Malt-O-Meal hot wheat, CoCo Wheats, Better Oats and Mom’s Best oatmeal. In addition, Post Consumer Brands includes the natural and organic RTE cereal and snacking platform in both branded and private label of Weetabix NA, led by the Weetabix and Barbara’s brands, serving the natural and specialty channels and conventional retailers. Post Consumer Brands also markets and sells Peter Pan nut butters, which are co-manufactured by 8th Avenue. Post Consumer Brands’s products are primarily manufactured through a flexible production platform at nine owned facilities in the U.S. and Canada.
Weetabix
Our Weetabix segment primarily markets and distributes branded and private label RTE cereal products. According to Nielsen’s ScanTrack data, the United Kingdom (the “U.K.”) cereals and breakfast drinks category was approximately £1.4 billion in sales for the 52-week period ended October 9, 2021 (“Nielsen’s ScanTrack data”). According to Nielsen’s ScanTrack data, Weetabix holds the number two overall position for branded manufacturers in the U.K. cereals and breakfast drinks category, the Weetabix brand, a core brand in Weetabix’s portfolio, holds the number one brand position in the U.K. cereals and breakfast drinks category and the Alpen brand, another core brand in Weetabix’s portfolio, was the number one muesli brand in the U.K. Nielsen’s ScanTrack data is representative of grocery, health and beauty and beverage purchases, collating data from, among others, major grocery stores, independent grocery chains, convenience stores and gas stations. Other brands in Weetabix’s portfolio include Weetos, Ready Brek and Weetabix On The Go. Weetabix’s products are primarily manufactured at three owned manufacturing facilities in the U.K. Weetabix’s main markets are the U.K. and the Republic of Ireland, where Weetabix has deep relationships with all key retailers and key players in wholesale and foodservice. Weetabix distributes products to multiple countries throughout the world mainly through a network of third party distributors in the respective markets. Weetabix also has a physical presence in the emerging markets of China and Hong Kong, mainly served through the eCommerce channel. Additionally, Weetabix has operations in Africa through two joint ventures, each of which owns a manufacturing facility.
Cereal and granola products sold by our Post Consumer Brands and Weetabix segments together contributed 37.5% to our consolidated revenue for fiscal 2021. For additional information regarding our net sales by product, refer to Note 22 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Foodservice
Through our Foodservice segment, we primarily produce and distribute egg and potato products in the foodservice and food ingredient channels. We provide a broad portfolio of egg products under several brands, with the primary brands being Papetti’s and Abbotsford Farms, and potato products under several brands, with the primary brand being Simply Potatoes; the primary brands were determined based on sales data for fiscal 2021. The Foodservice segment also manufactures certain meat products. Our operations include sixteen egg products production facilities in the U.S., some of which are fully integrated, from the maintenance of laying flocks through the processing of egg products, potato processing facilities in Maine, Minnesota and Nevada, and meat products processing and production facilities in Nebraska. Several of these production facilities also produce products for our Refrigerated Retail segment.
Refrigerated Retail
Through our Refrigerated Retail segment, we produce and distribute side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated products to retail customers. Our refrigerated side dish, potato and sausage products are sold primarily under the Bob Evans, Bob Evans Farms and Simply Potatoes brands; processing facilities for these products are located in Michigan, Ohio and Texas, as well as Maine and Minnesota, which are referenced in the Foodservice segment discussion above. Our egg products are chiefly sold under the Bob Evans Egg Whites brand, which are produced at facilities located in Arizona, Illinois, Minnesota, Nebraska and New Jersey, which also produce products for our Foodservice segment, as well as the Egg Beaters brand, which are manufactured under a co-manufacturing agreement at a third party facility. Our cheese and other dairy case products are sold principally under the Crystal Farms brand. In addition to utilizing third party manufacturers, we operate a facility in Wisconsin that processes and packages various cheese products for the Crystal Farms brand and for private label customers.

Eggs and egg products sold by our Foodservice and Refrigerated Retail segments together contributed 25.0% to our consolidated revenue for fiscal 2021. For additional information regarding our net sales by product, refer to Note 22 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
BellRing Brands
Our BellRing Brands segment markets and distributes RTD protein shakes, other RTD beverages, powders and nutrition bars in the convenient nutrition category. BellRing Brands’s primary brands based on fiscal 2021 sales data are Premier Protein and Dymatize. The BellRing Brands segment’s products are primarily manufactured under co-manufacturing agreements at various third party facilities located in the U.S. and Europe. BellRing Brands also owns a facility in Germany that manufactures bars and gels primarily for the European Union (the “E.U.”), Switzerland and U.K. markets. Our BellRing Brands products are primarily sold in the club, food, drug and mass and eCommerce channels, as well as the specialty and convenience channels.
Protein-based products and supplements contributed 20.0% to our consolidated revenue for fiscal 2021. For additional information regarding our net sales by product, refer to Note 22 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Sales, Marketing and Distribution
Each of our businesses has developed marketing strategies specific to its product lines. For certain of our products, we have consumer-targeted marketing campaigns, which generally include television, digital and print advertisements, coupon offers, rebate programs, co-marketing arrangements with complementary consumer product and entertainment companies and joint advertising with select retail customers. We also generally use print and digital advertising, social media and billboards, as well as more targeted grass roots programs such as sampling events and business drops, in order to increase brand awareness and loyalty at both national and local levels. Our internet and social media efforts are used to educate consumers about the nutritional value and flavor profiles of our products and for product promotion and consumer entertainment.
Our Post Consumer Brands segment sells products primarily through an internal sales staff and broker organizations. Our Weetabix segment services its key U.K. markets through a centralized commercial team which manages relationships with customers at the corporate level while a third party sales force operates at the store level to ensure maximum availability and compliance with agreed plans. Weetabix has in-country sales and marketing teams in the growth markets of Spain, the United Arab Emirates and China, and it also services emerging markets, such as China and Hong Kong, through the eCommerce channel. Our Foodservice and Refrigerated Retail segments sell and market their products primarily through dedicated teams of internal sales staff and broker organizations. Our BellRing Brands segment uses a flexible sales model that combines a national and international direct sales force, broker network and distributors.
Generally, our products are distributed through a network of third party common carriers. In addition, our Refrigerated Retail segment has internal fleets that distribute certain of its products.
Demand for our products is impacted by changes in consumer behaviors and preferences, and we have experienced, and expect to continue to experience, changes in consumer consumption patterns as a result of the COVID-19 pandemic and the measures that have been and are being taken by governments, businesses, including us, and the public at large to limit the spread, variants and resurgences of COVID-19. Our products sold through retail channels generally experienced an uplift in sales starting in March 2020 and continuing through the first half of fiscal 2021, driven by increased at-home consumption in reaction to the COVID-19 pandemic. In addition, most of our retail categories exhibited a mix shift to premium products. In the second half of fiscal 2021, most of our retail channel product categories trended toward growth rates in line with their pre-pandemic levels. At the onset of the COVID-19 pandemic, our foodservice business was significantly impacted by lower away-from-home demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. Since then, the recovery of our foodservice volumes has been closely tracking with changes in the degree of restrictions on mobility and gathering. Volumes in certain channels and product categories have nearly fully recovered to pre-pandemic levels. Volumes in other channels impacted by the COVID-19 pandemic have recovered from low levels experienced at the height of the pandemic, but have recently plateaued at levels below pre-pandemic volumes. In the aggregate, overall foodservice volumes remain below pre-pandemic levels. Our BellRing Brands segment’s primary categories returned to growth rates in line with their pre-pandemic levels in the fourth quarter of fiscal 2020 and have remained strong in subsequent periods. We continue to actively monitor the COVID-19 pandemic and its impact on our businesses; however, we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the duration, severity and spread of COVID-19, actions that may be taken by governmental authorities in response to the pandemic, the availability and adoption of effective treatments and vaccines, changes in consumer behaviors and preferences and the impact on our supply chain, operations, workforce and the financial markets.

Research and Development
Our research and development efforts span our business segments. These capabilities extend to ingredients, packaging technologies, product sizes and delivery formats; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations.
Raw Materials and Energy
Raw materials used in our businesses (purchased from local, regional and international suppliers) consist of ingredients and packaging materials. The principal ingredients for most of our businesses are agricultural commodities, including wheat, oats, rice, corn, other grain products, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit and nuts. Additionally, the principal ingredients for the Foodservice and Refrigerated Retail businesses are eggs, pork, pasta, potatoes, cheese, milk and butter. A portion of our egg needs comes from Company-owned layer hens, and the balance is purchased under third party contracts and in the spot market. We also buy significant amounts of grain to feed layer hens. In addition, we procure live sows at prevailing market prices from terminals, local auctions, country markets and corporate and family farms in various U.S. locations. Each of our segments utilizes raw material sources that ensure that its products meet standards and certification requirements, where applicable, for example, non-GMO, organic, gluten-free and/or cage-free. The principal packaging materials used by our businesses are folding cartons, corrugated boxes, flexible and rigid plastic film, trays and containers, beverage packaging, and aseptic foil and plastic lined cartonboard.
Supply availability and prices paid for raw materials can fluctuate widely due to external factors, such as pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, weather conditions, feed costs, labor shortages, labor disputes, governmental programs, regulations and trade and tariff policies, industry consolidation, economic climate, energy shortages, transportation delays, commodity market prices, currency fluctuations and other unforeseen circumstances, such as avian influenza and diseases affecting livestock, which could affect the domestic poultry industry and our egg supply and our sow supply, respectively. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain ingredients and packaging needed for production.
Cereal processing ovens and most of the Foodservice and Refrigerated Retail production facilities generally are fueled by natural gas, which is obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) also are used in our manufacturing facilities. Short-term standby propane storage exists at several facilities for use in the event of an interruption in natural gas supplies. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products, including in our internal fleet. Refrigerated Retail also uses large quantities of carbon dioxide as a cooling agent during its sausage production. Weetabix owns and operates its own combined heat and power generation unit, which is capable of supplying the majority of the requirements of its main operation site with power and steam which means the site can be operated using either electricity or natural gas.
Trademarks and Intellectual Property
We own or have long-term licenses to use a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’s trademarks include Post®, Post Consumer Brands®, Honey Bunches of Oats®, Great Grains®, Post® Bran Flakes, Post® Shredded Wheat, Spoon Size® Shredded Wheat, Golden Crisp®, Alpha-Bits®, Ohs!®, Shreddies™, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Frosted Mini Spooners®, Golden Puffs®, Cinnamon Toasters®, Fruity Dyno-Bites®, Cocoa Dyno-Bites®, Berry Colossal Crunch®, Malt-O-Meal®, Farina™, Dyno-Bites®, Mom’s Best®, Better Oats®, CoCo Wheats®, Peter Pan®, Weetabix®, Barbara’s® and Puffins®, each of which we own, as well as several trademarks that our Post Consumer Brands business licenses from third parties or our BellRing Brands business for use in the U.S., Canada and several other international markets, such as Pebbles®, Oreo O’s®, Chips Ahoy!®, Honeymaid®, Premier Protein® and Dunkin’®. Our Weetabix segment’s trademarks include Weetabix®, Alpen®, Weetos™, Ready Brek™, Weetabix On The Go™ and Oatibix®, each of which we own, as well as Oreo O’s®, which we license from a third party. The trademarks for the Foodservice business include Michael Foods™, Papetti’s®, Abbotsford Farms®, Simply Potatoes®, Willamette Egg Farms®, Henningsen Foods™ and Almark Foods™, each of which we own, and Just® Egg, which we license for use in North America. The trademarks for the Refrigerated Retail business include Davidson’s Safest Choice®, Abbotsford Farms®, Better’n Eggs®, Crystal Farms®, Simply Potatoes®, Diner’s Choice®, Westfield Farms®, David’s Deli®, Crescent Valley®, Owens®, Country Creek Farm® and Egg Beaters®, each of which we own, and Bob Evans® (which is used in brands such as Bob Evans® Egg Whites), Bob Evans Farms® and Pineland Farms®, which we license for worldwide use. Our BellRing Brands segment’s trademarks include BellRing®, BellRing Brands®, Premier Protein®, Premier Nutrition®, Dymatize®, ISO.100®, PowerBar® and Joint Juice®, each of which we own, as well as several trademarks that our BellRing Brands business licenses from third parties or our Post Consumer Brands business, such as Dunkin® and Pebbles®. We also own the trademark for Airly® and have submitted an application for the trademark Oat Clouds™. Our owned trademarks are, in most cases, protected through registration in the U.S. or the U.K., as well as in many other countries where the related products are sold.

We also own several patents in North America and elsewhere. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we have proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.
We rely on a combination of trademark law, copyright law, trade secrets, non-disclosure and confidentiality agreements, provisions in other agreements and other measures to establish and protect our proprietary rights to our products, packaging, processes and intellectual property.
Seasonality
Demand for certain of our products may be influenced by holidays, changes in seasons or other events, which may impact customer and consumer spending patterns and the timing of promotional activities. For example, demand for our egg products, potatoes, sausage, side dishes, butter and cheese tends to increase during the Thanksgiving, Christmas, Easter and other holiday seasons, which may result in increased net sales during the first and third quarters of our fiscal year. Demand for our Malt-O-Meal hot wheat, Better Oats oatmeal and Ready Brek hot oats cereals also tends to be seasonably skewed towards the colder winter season. Demand for various products in our BellRing Brands business tends to be lower during our first fiscal quarter as a result of the holiday season. However, on a consolidated basis our revenues and results of operations generally are distributed relatively evenly over the quarters of our fiscal year. For a discussion of the impact of the COVID-19 pandemic, which impacted demand trends for fiscal 2020 and 2021, refer to “COVID-19 Pandemic” above.
Customers
We sell Post Consumer Brands products primarily to grocery stores, mass merchandise customers, supercenters, club stores, natural/specialty stores and drug store customers. We also sell Post Consumer Brands products in the military, eCommerce and foodservice channels. Our Weetabix segment’s products are primarily sold to grocery stores, discounters, wholesalers and convenience stores and through eCommerce. Our Foodservice segment’s primary customers include foodservice distributors and national restaurant chains. Our Refrigerated Retail segment’s primary customers include grocery stores and mass merchandise customers. Our BellRing Brands segment’s customers are predominately club stores, food, drug and mass customers and online retailers, and also include specialty retailers, convenience stores and distributors.

Our largest customer, Walmart, accounted for 19.0% of our consolidated net sales in fiscal 2021. No other customer accounted for more than 10% of our fiscal 2021 consolidated net sales, but each of our segments depend on sales to large customers. For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for 29.3% of Post Consumer Brands’s net sales in fiscal 2021. The largest customers of our Weetabix segment, Tesco, Asda and Morrison, accounted for 40.4% of Weetabix’s net sales in fiscal 2021. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 32.4% of the segment’s net sales in fiscal 2021. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 31.7% of the segment’s net sales in fiscal 2021, and the largest customers of our BellRing Brands segment, Costco and Walmart, accounted for 65.3% of the segment’s net sales in fiscal 2021. For purposes of this disclosure, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club.
Competition
The consumer food and beverage and convenient nutrition categories in which we operate are highly competitive and highly sensitive to both pricing and promotion. Competition is based on, among other things, brand recognition and loyalty, taste, nutritional value, price, ingredients, product quality, variety, innovation, distribution, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal competitors in these categories may have substantial financial, marketing and other resources. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and competitive pricing. The industries in which we operate are expected to remain highly competitive for the foreseeable future.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada and Europe are subject to regulations similar to those applicable to our business in the U.S. As a producer and distributor of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the applicable government entities, namely the Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Federal Trade Commission and state and local agencies in the U.S., as well as similar regulatory agencies in Canada, Mexico, the U.K., the E.U. and elsewhere. Products that do not meet regulatory standards may be considered to be adulterated and/or misbranded and subject to recall. Additionally, following the adoption of the Food Safety Modernization Act in the U.S. and the Safe Foods for Canadians Act in Canada, the

FDA and the Canadian Food Inspection Agency are implementing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food.
Our facilities, like those of similar businesses, are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act and similar regulations in Canada, the U.K. and Germany. These regulations require us to comply with certain safety standards to protect our employees. Further, certain of our Foodservice and Refrigerated Retail operations are subject to laws that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs, which laws may vary on a state to state basis. As a company with international operations, we also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition, economic sanctions and imports/exports.
In addition, our operations are subject to various federal, state and foreign laws and regulations regarding data privacy, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation and the California Privacy Rights Act, each of which applies to certain of our businesses and deals with the collection and use of personal information obtained from data subjects. Our operations also are subject to various federal, state, local and foreign laws and regulations with respect to environmental matters, including air quality, noise, wastewater pretreatment and discharge, storm water, waste handling and disposal and other regulations intended to protect public health and the environment.
We have made, and will continue to make, expenditures to ensure and enhance environmental compliance. While the impact of compliance with laws and regulations, including environmental laws and regulations, cannot be predicted with certainty, we currently expect that our Refrigerated Retail and Foodservice segments will incur, or continue to incur, material capital expenditures in future fiscal years to comply with recently enacted state laws regulating housing and space requirements for layer hens.
Human Capital
The Company and its consolidated subsidiaries have approximately 10,735 employees as of November 1, 2021, of which approximately 8,970 are in the U.S., approximately 1,005 are in the U.K., approximately 430 are in Canada and approximately 330 are located in other jurisdictions. As of November 1, 2021, approximately 17% of such employees were unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. In general, as these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. Any new collective bargaining agreements could result in changes to our cost structure at the relevant facilities. We believe that overall we have good relationships with employees and their representative organizations. Approximately 60 employees at our Weetabix facilities are currently engaged in a strike due to announced changes to shift patterns and related pay rates. There is no guarantee that we will reach an agreement with the union representing these employees in a timely manner, and although production has not been materially impacted at these facilities, if an agreement is not reached, we could experience interruption in production at these facilities.
Our people are critical to our success. While each of our businesses generally operates autonomously to implement its strategies with respect to its employees, our organization aligns to provide a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on their skills, performance and potential. We adhere to our Code of Conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.
Health and Safety
We are committed to maintaining a healthy and safe workplace for our employees. We have a comprehensive safety and risk management system in place that incorporates rigorous safety standards and practices, employee and leadership training to ensure consistent implementation of our safety protocols and periodic internal and external audits to evaluate our compliance with such policies. Through regular communications between safety teams and leaders, we strive to continuously improve and update our safety protocols and practices. Our senior leadership team and our Board of Directors receive periodic updates regarding the performance of our safety and risk management system and our risk mitigation activities.
Talent Acquisition, Development, Engagement and Retention
Acquiring, developing, engaging and retaining a diverse and talented workforce is key to accomplishing our goals and achieving business results.
In recent years, we have taken steps to enhance our talent acquisition processes across the enterprise, including implementing diversity training for recruiters, employee training on interview skills and processes to improve our candidate selection process to promote more diversity among our employees. We also have updated our careers websites and increased community outreach to enable us to reach a wider audience of candidates.

Providing development opportunities and resources for our employees is another key factor in our human capital strategy. We offer a variety of training and development programs for employees at all levels of our organization. In addition, we leverage our learning management system for individual development plans and offer a large catalog of training resources, ranging from technical skills to communication and feedback. We also provide robust compliance and safety training for our employees.
We engage with our employees through regular engagement surveys and then act on those survey results, as needed. Employee-led groups, opportunities to participate in informal wellness activities and philanthropic work are informed by what our employees identify as important to them. We measure our progress and take additional actions, as needed. Transparent communications about the Company keep our employees informed.
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
Diversity, Equity and Inclusion
We are dedicated to creating an inclusive environment that reflects the communities in which we live and work. During fiscal 2020, we formed a Diversity and Inclusion Council with representation from both our holding company and each of our businesses, the aim of which is to develop strategies and guidelines, establish objectives for diversity, equity and inclusion (“DE&I”) and create tools that can be used to align efforts and monitor and track progress.
COVID-19 Response
During fiscal 2021, as the COVID-19 pandemic has persisted, we have continued to prioritize the health, safety and well-being of our employees, including their economic health. Throughout the pandemic, we have adhered to our infectious disease preparedness and response plans, which have continually been reviewed and updated as the COVID-19 pandemic has evolved. Many of the safety measures implemented in fiscal 2020 were also utilized in fiscal 2021. At various points during fiscal 2021, these measures have included, where practicable: practicing social distancing, installing physical barriers in our manufacturing facilities and offices where social distancing was not possible, installing touchless (hands-free) appliances, deep cleaning our facilities, staggering break times and shift changes at our manufacturing locations, providing personal protective equipment, encouraging hygiene practices advised by health authorities, restricting business travel and site visitors, improving air handling units with ionization technology in our offices and implementing remote working for certain office employees. In addition, we continued to utilize third party service providers to provide on-the-ground nurses, testing and protection to our employees. We also held over 25 on-site vaccination events at our facilities. As federal, state, local and international regulations and guidelines continue to evolve, we continue to enhance our practices to remain aligned with such regulations and guidelines. Moreover, at various points during the COVID-19 pandemic, including during portions of fiscal 2021, we provided regular compensation and benefits to employees who had COVID-19, had to quarantine due to COVID-19 exposure, were awaiting COVID-19 test results or needed to provide care for their families due to COVID-19.
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 1, 2021:
Robert V. Vitale, age 55, has served as our President and Chief Executive Officer and as a member of our Board of Directors since November 2014. Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 2014. Mr. Vitale served as president and chief executive officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale has been the executive chairman of BellRing, our publicly-traded subsidiary that manufactures products in the convenient nutrition category through its operating subsidiaries, since September 2019, is a member of the board of directors of 8th Avenue, our historical private brands business that we separately capitalized with third parties, and has been the president and chief investment officer of PHPC, our publicly-traded affiliate that is a SPAC formed for the purpose of effecting a partnering transaction with one or more businesses, since January 2021. Mr. Vitale also serves on the board of directors of Energizer Holdings, Inc., a publicly-traded manufacturer and distributor of primary batteries, portable lights and auto care appearance, performance, refrigerant and fragrance products.
Jeff A. Zadoks, age 56, has served as an Executive Vice President since November 2017 and as our Chief Financial Officer since November 2014. Mr. Zadoks previously served as our Senior Vice President and Chief Financial Officer from November 2014 until November 2017. Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 2014, and as our Corporate Controller from October 2011 until November 2014. Mr. Zadoks also serves as the chairman of the board of directors of PHPC, our publicly-traded affiliate that is a SPAC formed for the purpose of effecting a partnering transaction with one or more businesses. Prior to joining Post, Mr. Zadoks served as senior vice president and chief accounting officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as vice president and corporate controller of RehabCare Group from December 2003 until January 2010.
Nicolas Catoggio, age 47, has served as President and Chief Executive Officer, Post Consumer Brands since September 2021. Mr. Catoggio has over twenty years of experience in the consumer goods industry. From 2007 to September 2021, he served in various roles at Boston Consulting Group (“BCG”), a privately owned global management consulting firm, advising clients in the consumer goods industry, most recently as managing director and senior partner from June 2021 to September 2021, and previously as managing director and partner from 2007 to May 2021. Before joining BCG, Mr. Catoggio served in various roles for eight years at Unilever PLC, a publicly-traded multinational consumer goods company, mainly in new business development, corporate strategy and finance.
Howard A. Friedman, age 51, has served as our Executive Vice President and Chief Operating Officer, responsible for our procurement function, our food safety and environmental, health and safety teams and our environmental, social and governance initiatives, since September 2021. Previously, Mr. Friedman served as President and Chief Executive Officer, Post Consumer Brands from July 2018 to September 2021. Prior to joining Post, Mr. Friedman served as the executive vice president of the refrigerated meat and dairy business at The Kraft Heinz Company, a global food and beverage company, where he spent the majority of his more than twenty-year career.
Diedre J. Gray, age 43, has served as an Executive Vice President since November 2017 and as our General Counsel and Chief Administrative Officer since November 2014. She has served as our Corporate Secretary since January 2012. Ms. Gray previously served as our Senior Vice President, General Counsel and Chief Administrative Officer from November 2014 until November 2017. Ms. Gray served as our Senior Vice President-Legal starting in December 2011 and was promoted to Senior Vice President, General Counsel in September 2012. Prior to joining Post, Ms. Gray served as associate general counsel and assistant secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), a semiconductor and solar wafer manufacturing company, from 2010 to 2011. Previously, Ms. Gray was an attorney at Bryan Cave LLP (now Bryan Cave Leighton Paisner LLP) from 2003 to 2010.
Mark W. Westphal, age 56, has served as President, Foodservice (formerly known as Michael Foods) since January 2018. Mr. Westphal previously served as Chief Financial Officer of Michael Foods for nearly ten years. Prior to joining Michael Foods in 1995, Mr. Westphal worked for Grant Thornton LLP, an audit, tax and advisory firm.

ITEM 1A.    RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Although the risks below are organized by heading, and each risk is described separately, many of the risks are interrelated. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
Industry and Operating Risks
Global health developments and economic uncertainty resulting from the COVID-19 pandemic have adversely impacted, are adversely impacting and could continue to adversely impact our financial and operational performance.
The public health crisis caused by the COVID-19 pandemic and the measures that have been and are being taken by governments, businesses, including us, and the public at large to directly and indirectly respond to and limit the spread, variants and resurgences of COVID-19 have had, are having and could continue to have certain impacts on our financial and operational performance, including the following:
•We have experienced, and could continue to experience, shifts in consumption of our foodservice and certain on-the-go products due to reduced consumer traffic in restaurants, schools and other locations resulting from permanent and temporary customer closures, shelter-in-place regulations or recommendations, reduced capacity at these venues, including as a result of social distancing or labor shortages at our customers, and changes in consumer behavior in response to the COVID-19 pandemic. Due to these food consumption shifts, during fiscal 2020, we temporarily idled certain of our facilities and delivered contract suspension notices to certain of our suppliers, invoking force majeure clauses, which have since been provisionally lifted, and we could become a party to litigation to enforce these force majeure clauses or otherwise enforce our rights under the Uniform Commercial Code. If the COVID-19 pandemic persists or intensifies, the negative impacts on consumption of our foodservice or on-the-go products could recur, be more prolonged or may become more severe, and we may in the future need to take similar or more aggressive actions.
•We have experienced, and we expect that we will continue to experience, temporary workforce or other disruptions in our supply chain as a result of the COVID-19 pandemic, including continued employee absenteeism and labor shortages, which have negatively impacted and we expect will continue to negatively impact our ability to manufacture and deliver our products. We have implemented employee safety measures at our manufacturing facilities, but these measures may not be sufficient to prevent the spread of COVID-19 among our employees or protect against other impacts resulting from COVID-19. We have had, and expect to continue to have future needs, to temporarily close individual production lines or entire manufacturing facilities either due to a widespread employee outbreak, sanitizings or related operational interruptions, due to labor shortages or for other reasons related to COVID-19 and have had to, and expect to have future needs to, place one or more of our products on allocation.
•The impact of the COVID-19 pandemic on our operations and the operations of third parties in our supply chain has included, and we expect in the future will include, failure of third parties on which we rely to meet their obligations to us or disruptions in their ability to do so, increases in the cost, or reductions in, the availability and timely delivery of ingredients, packaging and other materials used to manufacture our products, operational delays, increases in the cost of freight, lack of adequate manufacturing capacity and delays in repairs at our facilities and has resulted in, and we expect will result in additional, interruptions in our supply chain.
•We have incurred, and may continue to incur, increased operating costs, including facility reconfiguration costs to enhance social distancing, purchases of equipment and supplies that are in high demand, costs to engage third party resources and costs for facility sanitizings, as a result of the COVID-19 pandemic and the evolving understanding of the science and best practices. In addition, we have incurred, and may continue to incur, additional expenses to comply with new requirements imposed by governmental authorities in response to the COVID-19 pandemic.
•The Occupational Safety and Health Administration issued an emergency temporary standard on November 5, 2021 (the “ETS”) requiring certain employers, including us, to comply with a vaccine mandate, which could negatively impact our and our supply chain’s ability to attract and retain qualified employees, increase costs and administrative burden and result in fines if we cannot comply, any of which could adversely impact our businesses, financial condition, results of operations and cash flows.
•Changes and volatility in consumer purchasing and consumption patterns may increase demand for our products in one quarter (such as occurred for certain of our retail products in the second quarter of fiscal 2020 and continued through the first half of fiscal 2021), which in certain cases exceeded, and could in the future exceed, our production capacity or otherwise strain our supply chain and resulted in, and could in the future result in, one or more of our products being placed on allocation. Further, while we experienced increased demand for certain of our retail products in the second quarter of fiscal 2020 that continued through the first half of fiscal 2021, demand for such products generally returned to a growth rate in line with pre-pandemic levels during the second half of fiscal 2021 as consumers responded to changes in restrictions on mobility. Consumer perceptions of our Company’s response to the COVID-19 pandemic, and any perceived quality or health concerns (whether or not valid) regarding our products, could affect our brand value.
•Significant policy changes in markets in which we manufacture, sell or distribute our products (including quarantines, import or export restrictions, price controls, governmental or regulatory actions, closures or other restrictions or unemployment or other benefits) could adversely impact our businesses, financial condition, results of operations and cash flows.
•Deteriorating economic conditions resulting from the COVID-19 pandemic, including economic slowdowns or recessions or significant disruptions or volatility in financial markets, could limit our ability to satisfy our debt obligations or impact the cost or availability of additional capital.
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
These and other impacts have caused, and may continue to cause, an adverse effect on our businesses, financial condition, results of operations and cash flows that have been and may continue to be material. In addition, such impacts of the COVID-19 pandemic have heightened, or in some cases manifested, other risks set forth below, any of which could have a material effect on us. Although restrictions on mobility have been reduced or in some cases lifted, COVID-19 continues, and we expect will continue, to impact our businesses. This situation is changing rapidly and additional impacts may arise that we are not aware of as of the date hereof. The extent and potential short and long term impact of the COVID-19 pandemic on our businesses, financial condition, results of operations and cash flows, which could be material, will depend on future developments, including the duration, severity and spread of COVID-19, actions that have and may be taken by governmental authorities in response to the pandemic, the availability and adoption of effective treatments and vaccines, changing consumer behaviors and the impact on our supply chain, operations, workforce and the financial markets, all of which remain highly uncertain and cannot be predicted.
Disruption of our supply chain, including as a result of the COVID-19 pandemic and changes in weather conditions, could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
In coordination with our suppliers, third party manufacturers and distributors, our ability to make, move and sell products is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from pandemics (including the COVID-19 pandemic) or other outbreaks of contagious diseases, governmental restrictions or mandates (including COVID-19 testing and vaccine mandates, such as the ETS), labor shortages, border closures, weather conditions, freight carrier availability, any potential effects of climate change, natural disasters, agricultural diseases, fires or evacuations related thereto, explosions, cyber incidents, terrorism, strikes or other labor unrest, repairs or enhancements at facilities or other reasons could impair our ability to source inputs or manufacture, sell or timely deliver our products. Competitors can be affected differently by any of these events depending on a number of factors, including the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events if they occur, particularly when a commodity or raw material is sourced from or a product is manufactured at a single location, could adversely affect our businesses, financial condition, results of operations and cash flows and require additional resources to restore our supply chain.
As previously discussed, during fiscal 2020 and 2021, the COVID-19 pandemic has impacted, and we expect will continue to impact, our operations, including temporary workforce disruptions, labor shortages and other disruptions in our supply chain. During the COVID-19 pandemic, demand for certain of our products has in certain cases exceeded our production capacity and we expect will continue to do so in the future or otherwise strain our supply chain. In some instances, we have placed certain of our products on allocation. We continue to actively monitor the COVID-19 pandemic and its impact on our supply chain and operations; however, we are unable to accurately predict the future impact that the COVID-19 pandemic will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, variants of the virus, the duration of the outbreak, actions that may be taken by governmental authorities, including vaccine mandates such as the ETS, the availability and adoption of effective treatments and vaccines and changes in consumer behaviors.
We are currently dependent upon third parties for the supply of materials for and the manufacture of many of our products. Our businesses could suffer as a result of a third party’s inability to supply materials for our products or produce our products for us on time or to our specifications.
Our businesses rely on independent third parties for the supply of materials for and the manufacture of many products, such as RTD protein shakes, protein bars and powders, nutritional supplements, breakfast drinks, certain cereal and granola products, certain snack products, shell eggs, egg products, dairy products, potatoes, macaroni and cheese, and certain refrigerated food products. Our businesses could be materially affected if we fail to develop or maintain our relationships with these third parties, if these third parties fail to comply with governmental regulations applicable to the manufacturing of our products or if any of these third parties ceases doing business with us or goes out of business. Additionally, we cannot be certain that we will not experience operational difficulties with these third parties, such as increases in costs, delays in the addition of incremental capacity, reductions in the availability of materials or production capacity, errors in complying with specifications, insufficient quality control and failures to meet production or shipment deadlines, including as a result of pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases and related governmental restrictions or mandates, including COIVD-19 testing and vaccine mandates such as the ETS. The inability of a third party supplier or manufacturer to ship orders in a timely manner or in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our businesses.
Certain of our relationships with these third party manufacturers and suppliers are subject to minimum volume commitments, whereby the third party manufacturer has committed to produce, and we have committed to purchase, a minimum quantity of product and the third party supplier has committed to provide, and we have committed to purchase, a minimum quantity of materials, respectively. Despite these commitments, we may nonetheless experience situations where such third parties are unable to fulfill their obligations under our agreements or cannot produce or supply, as applicable, adequate amounts to allow us to meet customer demands. For example, due to a combination of better than expected volume growth for our Premier Protein RTD shakes in the second half of fiscal 2018 and, along with Dymatize powders, in the second half of fiscal 2021, each of which we expect to continue into fiscal 2022, delays in planned incremental production capacity by our third party contract manufacturer network and (in the case of Dymatize powders) whey protein availability, customer demand for Premier Protein RTD shakes exceeded and we expect to continue to exceed available production capacity and resulted in inventory of our Premier Protein RTD shakes below acceptable levels at September 30, 2018 and Premier Protein RTD shakes and Dymatize powders inventories below acceptable levels at September 30, 2021, respectively. Alternately, we could incur penalties if we do not purchase the minimum quantities provided under these commitments. In addition, certain of our relationships with these third party manufacturers and suppliers are not subject to supply commitments, and we may not be able to obtain such commitments in a timely manner or at all. The impact of the COVID-19 pandemic on our third party manufacturers’ operations combined with a lack of contractual commitments has resulted in and continues to result in shortages in certain of our Crystal Farms products.
Increased input costs, including costs for freight, raw materials, energy and other supplies, or limited availability of such inputs could negatively impact our businesses, financial condition, results of operations and cash flows.
Our freight costs have increased and may continue to increase due to factors such as labor shortages, increased fuel costs, limited carrier availability, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) and other outbreaks of contagious diseases and inflation. The primary ingredients used by our businesses include wheat, oats, rice, corn, other grain products, eggs, pork, pasta, potatoes, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit and nuts. Our Foodservice and Refrigerated Retail segments’ operating results are significantly affected by egg, sow, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Our primary packaging materials include folding cartons, corrugated boxes, flexible and rigid plastic film, trays and containers, beverage packaging, and aseptic foil and plastic lined cartonboard. In addition, our manufacturing operations use large quantities of natural gas, propane, electricity, carbon dioxide, sanitizing supplies and personal protective equipment. The supply and price of these inputs are subject to market conditions and are impacted by many factors beyond our control, including pandemics (such as the COVID-19 pandemic) and other outbreaks of contagious diseases, labor shortages, animal feed costs, weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies, insects, plant diseases, inflation, increased demand, diseases affecting livestock (such as the 2013 PEDV swine outbreak and the 2015 avian influenza outbreak) and milk price supports established by the USDA. Higher prices for natural gas, propane, electricity and fuel also may increase our ingredient, production and delivery costs.
Historically, the prices of certain of our raw materials, energy and other supplies used in our businesses have fluctuated widely and this volatility has been heightened during the COVID-19 pandemic. In addition, we have experienced and expect in the future to experience shortages of certain of our raw materials, which result in us paying increased costs for such inputs and impact our ability to produce our products. As a result of the COVID-19 pandemic, we also have incurred, and expect to continue to incur, additional costs, including costs for facility reconfigurations to enhance social distancing, personal protective equipment, employee health screenings, compliance with applicable government vaccine mandates such as the ETS and facility sanitizings and to secure sources of alternate supply for certain inputs.
The prices charged for our products may not reflect changes in our input costs at the time they occur or at all. Accordingly, changes in input costs may limit our ability to maintain existing margins and may have a material adverse effect on our businesses, financial condition, results of operations and cash flows. While we try to manage the impact of increases in certain of these costs by locking in prices on quantities required to meet our anticipated production requirements, if we fail, or are unable, to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our businesses, financial condition, results of operations and cash flows could be adversely affected. Further, when we have experienced shortages of the inputs necessary for our manufacturing processes, which occur from time to time, our businesses, financial condition, results of operations and cash flows have been and may in the future be adversely impacted.
We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, temporary workforce disruptions or the inability of our employees to safely perform their jobs for any reason, including as a result of illness (such as COVID-19) or based upon shelter in place or other restrictions put in place by governmental authorities, could adversely impact our businesses, financial condition, results of operations and cash flows.
We depend upon the skills, working relationships and continued services of key personnel, including our senior management team. In addition, our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to operate and expand our businesses. We compete with other companies both within and outside of our industry for talented personnel. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop a sufficient number of qualified and diverse employees to operate and expand our businesses, our businesses, financial condition, results of operations and cash flows could be harmed. During the COVID-19 pandemic, certain of our businesses have experienced and we expect to continue to experience labor shortages, resulting in our inability to meet consumer demand for certain of our products, which have negatively impacted, and we expect to continue to negatively impact, our businesses, financial condition, results of operations and cash flows. We could also experience workforce disruptions in reaction to governmental restrictions or requirements, such as the ETS, if such restrictions or requirements become effective.
Our businesses are dependent upon our employees being able to safely perform their jobs, considering the potential for physical injuries or illness. If we experience workforce disruptions or periods where our employees are unable to safely perform their jobs for any reason, including as a result of illness (such as COVID-19) or based upon shelter in place or other restrictions put in place by governmental authorities, our businesses, financial condition, results of operations and cash flows could be adversely affected. As a result of the COVID-19 pandemic, we have experienced temporary workforce disruptions, including as a result of employee absenteeism or widespread employee outbreaks, necessitating the temporary closure of manufacturing lines or partial facilities. These events, or similar events that could occur in the future, could have a material adverse impact on us in the future.
We operate in categories with strong competition.
The consumer food and beverage and convenient nutrition categories in which we operate are highly competitive. Competition in these categories is based on, among other things, brand recognition and loyalty, taste, nutritional value, price, ingredients, product quality, product availability, variety, innovation, distribution, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our competitors may have substantial financial, marketing and other resources. In most product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive and customer pressures, as well as industry supply and market demand, also may limit our ability to increase prices, including in response to cost increases. Also, our competitors are increasingly using social media networks and digital platforms to advertise products. If we are unable to compete in this environment and use social media and digital platforms effectively, it could adversely affect our businesses, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic has impacted us and our competitors differently based on the respective categories in which we and they operate and the effect of the pandemic on such categories. As a result, if our competitors were less negatively impacted by the COVID-19 pandemic than us, particularly if they had less exposure to the foodservice category, they may have had the ability to make more investments in their brands or processes during the pandemic, which could adversely impact us from a competitive perspective in the future.
We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
Consumer and customer preferences and behaviors evolve over time due to a variety of factors. The success of our businesses depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors and to continue to develop and offer products that appeal to consumers and customers through the sales channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages, consumer at-home and on-the-go consumption patterns, preferences for certain sales channels, concerns regarding the health effects of certain foods and beverages, attention to sourcing practices relating to ingredients, animal welfare concerns, environmental concerns regarding packaging and attention to other social and governance aspects of our Company and operations. Any significant changes in consumer or customer preferences and behaviors and our inability to anticipate or react to such changes could result in reduced demand for our products, which could negatively impact our businesses, financial condition, results of operations and cash flows.

In recent years, consumers have increasingly been shopping through eCommerce websites and mobile commerce applications, particularly during the COVID-19 pandemic, and this trend is significantly altering the retail landscape in many of our markets. If we are unable to effectively compete in the expanding eCommerce market or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition, results of operations and cash flows. In addition, our Foodservice and Refrigerated Retail businesses are, and will continue to be, affected by changing preferences and requirements as to the housing of egg-laying hens, as well as certain other farm animals. Many restaurant chains, foodservice companies and grocery chains have announced goals to transition to a cage-free egg supply, as well as goals for other farm animal initiatives, by specified future dates. Also, several states have enacted, or are proposing, provisions providing for specific requirements for the housing of certain farm animals. Meeting anticipated customer demand has resulted, and will continue to result, in additional operating and capital costs to procure cage-free eggs, to modify existing layer facilities and to construct new cage-free layer housing. In addition, our retail businesses are, and we expect will continue to be, affected by changing preferences and requirements as to the environmental impact of food packaging. Several of our customers have announced goals to transition to recyclable, compostable or reusable packaging. These changing preferences and requirements could require us to use specially sourced ingredients and packaging types that may be more difficult to source or entail a higher cost or incremental capital investment which we may not be able to pass on to customers.
Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.
Maintaining and continually enhancing the value of our brands is critical to the success of our businesses. Brand value is based in large part on consumer perceptions. Brand value could diminish significantly due to a number of factors, including adverse publicity about us, our business practices, products, packaging, ingredients or sponsorship or endorsement relationships (whether or not valid), our suppliers’ or third party manufacturers’ business practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, real or perceived health concerns regarding our products, our products becoming unavailable to consumers or consumer perception that we have acted in an irresponsible manner. In addition, negative perceptions of the food and beverage industry as a whole, or segments of the food and beverage industry in which we operate, may heighten attention from consumers, third parties, the media, governments, shareholders and other stakeholders to such factors and could adversely affect our brand image. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our business practices, brands, products, ingredients, packaging, sponsorship relationships, suppliers, third party manufacturers or the food and beverage industry generally (whether or not valid) in the media, especially on social or digital media, could seriously damage our brands and reputation. If we do not maintain favorable perceptions of our brands or if we experience a loss of consumer confidence in our brands, our businesses, financial condition, results of operations and cash flows could be adversely impacted.
Uncertain or unfavorable economic conditions, including as a result of the COVID-19 pandemic, could limit consumer and customer demand for our products or otherwise adversely affect us.
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. In periods of adverse or uncertain economic conditions, including as a result of the COVID-19 pandemic, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales. Also, as a result of economic conditions, including as a result of the COVID-19 pandemic, we may be unable to raise our prices sufficiently to protect profit margins. Further, uncertain or unfavorable economic conditions, including as a result of the COVID-19 pandemic, has and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Any of these events could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
If our products become adulterated or contaminated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and may experience product liability claims if consumers are injured.
Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, degradation, tampering, mislabeling or other adulteration. Additionally, many of the ingredients used to make certain of our products, particularly eggs, pork, nuts, raw potatoes and grains, are vulnerable to contamination by naturally occurring molds and pathogens, such as salmonella. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. We may need to recall, withdraw or isolate some or all of our products if they become damaged, adulterated, mislabeled or misbranded, whether caused by us or someone in our supply chain. Such an incident could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. New scientific discoveries regarding microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers or customers from buying our products or cause production and delivery disruptions. Although we have various insurance programs in place, any of these events or a loss of consumer or customer confidence could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
The loss of, a significant reduction of purchases by or the bankruptcy of a major customer may adversely affect our businesses, financial condition, results of operations and cash flows. In addition, consolidation of our customer base, as well as competitive, economic and other pressures facing our customers, may hurt our volumes or profit margins.
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for 19.0% of our consolidated net sales in fiscal 2021. Walmart also is the largest customer of our Post Consumer Brands segment, accounting for 29.3% of Post Consumer Brands’s net sales in fiscal 2021. The largest customers of our Weetabix segment, Tesco, Asda and Morrison, accounted for 40.4% of Weetabix’s net sales in fiscal 2021. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 32.4% of the segment’s net sales in fiscal 2021. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 31.7% of the segment’s net sales in fiscal 2021, and the largest customers of our BellRing Brands segment, Costco and Walmart, accounted for 65.3% of the segment’s net sales in fiscal 2021. For purposes of this risk factor, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club.
The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, club stores, supercenters, mass merchandisers and national restaurant chains. The competition to supply products to these high-volume customers is intense. Currently, we do not have long-term supply agreements with a substantial number of our retail customers, including our largest customers. These high-volume customers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends attributable to the COVID-19 pandemic or otherwise, sell another brand on an exclusive or priority basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our businesses, financial condition, results of operations and cash flows. Our customers also may offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our businesses, financial condition, results of operations and cash flows may be adversely affected.
Over the past several years, the retail and foodservice channels have undergone significant consolidations, which have resulted in mass merchandisers and non-traditional retailers, including online food retailers, gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands and increased promotional programs. If we are unable to respond to this environment, our profitability or volume growth could be negatively impacted. Additionally, if any of our existing retailer or distributor customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired retailer or distributor. Further, the economic and competitive landscape for our customers is constantly changing, such as the growth of online food retailers, which has accelerated during the COVID-19 pandemic, and our customers’ responses to those changes could impact our businesses. Our businesses may be adversely affected if such non-traditional retailers take significant additional market share away from traditional retailers, if we are unable to effectively participate in such channels or if our customers fail to find ways to create more powerful digital tools and capabilities to enable them to grow their businesses. The consolidation in the retail and foodservice channels also increases the risk that adverse changes to our customers’ business operations or financial performance, including as a result of the COVID-19 pandemic, would have a corresponding material adverse effect on us.
Our Post Consumer Brands and Weetabix segments operate in the mature RTE cereal category, and the failure or weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
Our Post Consumer Brands and Weetabix segments produce and distribute branded, licensed and private label RTE cereals and hot cereals, other cereal-based food products and muesli, selling products to grocery stores, discounters, big box retailers, foodservice distributors, wholesalers and convenience stores primarily across the U.S., Puerto Rico, Canada, Mexico, the U.K. and Ireland. Although the RTE cereal category experienced strong demand during the COVID-19 pandemic starting in March 2020 and continuing through the first half of fiscal 2021, the RTE cereal category had previously been experiencing weakness in recent years and the RTE cereal category has since returned to growth rates largely in line with pre-pandemic levels, with the U.S. value and private label RTE cereal segments underperforming relative to their pre-pandemic levels. Continuing weakness in the RTE cereal category, or the weakening of our major products competing in this category, could have a material adverse impact on our businesses, financial condition, results of operations and cash flows.

Our sales and profit growth are dependent upon our ability to expand existing market penetration, enter into new markets and enhance our product portfolio with innovative and profitable products.
Successful growth depends upon our ability to add new retail and foodservice customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio with new innovative and profitable products. This growth would include expanding the number of our products our customers offer for sale and our product placement. The expansion of the business of our existing segments depends upon our ability to obtain new, or expand our business with existing, large-account customers, such as grocery store chains, mass merchandisers and foodservice distributors. Our failure to successfully add new customers, enter into new markets, expand our business with existing, large-account customers or enhance our product portfolio could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. For some of our businesses, the COVID-19 pandemic impacted our innovation and growth efforts as a result of reduced demand for certain products or as our customers modified their shelf reset timings, reduced in store-displays and promotional activities and shifted their ordering patterns to focus on our core products for shipments, which could adversely impact our long-term sales and profit growth.
Our or 8th Avenue’s private label products may not be able to compete successfully with nationally branded products.
We participate in the private brand food category, producing and distributing private label products, including through our investment in 8th Avenue. In many cases, competitors with nationally branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers and distributors becomes more challenging because the price differential between private label products and branded products may become less significant. Competitive pressures or promotions of branded products could cause us, 8th Avenue or our or 8th Avenue’s customers to lose sales, which may require us or 8th Avenue to lower prices or increase the use of discounting or promotional programs, each of which would adversely affect our or 8th Avenue’s margins, businesses, financial condition, results of operations, profitability and cash flows.
Our international operations subject us to additional risks.
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our financial and operational performance. These risks include:
•restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;
•unfavorable changes in tariffs, quotas, trade barriers or other export or import restrictions;
•unfavorable changes in local regulatory requirements that impact our ability to sell our products in that country;
•unfavorable foreign exchange controls and currency exchange rates, including those that may occur as a result of the COVID-19 pandemic;
•challenges associated with cross-border product distribution, including those that have been caused or may in the future be caused by the COVID-19 pandemic;
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
•compliance with U.S. laws and regulations affecting operations outside of the U.S., including anti-corruption regulations (such as the U.S. Foreign Corrupt Practices Act), and changes to such laws and regulations;
•compliance with treaties, antitrust and competition laws, data privacy laws (including the General Data Protection Regulation and the E.U.’s retained law version of the General Data Protection Regulation), anti-corruption laws (including the U.K. Bribery Act), food safety and marketing laws and other regulatory requirements and a variety of other local, national and multi-national regulations and laws in multiple jurisdictions and changes to such laws and regulations;
•unfavorable changes in foreign tax treaties and policies, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations or tax audit implications;
•the difficulty and costs of maintaining effective data security;
•the potential difficulty of enforcing intellectual property and contractual rights;

•increased risk of uncollectible accounts and longer collection cycles;
•unfavorable changes in labor conditions and difficulties in staffing our operations; and
•the difficulty and costs of designing and implementing an effective control environment across diverse regions and employee bases.
In addition, the exit of the U.K. from the E.U. (“Brexit”) has created uncertainty surrounding certain of our businesses. The U.K. and the E.U. entered into a new trade agreement, which became effective as of January 1, 2021. We have implemented many process changes in light of the new agreement in order to reduce the risk and impact of Brexit on our businesses but the U.K. and the E.U. are still discussing future changes to the trade deal. We continue to plan to mitigate the potential effect of any new requirements which could increase costs, impact our customers, suppliers and employees, result in tariffs on certain imports and exports and impact the global economy and currency exchange rates, any of which could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Because we have operations and assets in foreign jurisdictions, as well as a portion of our contracts and revenues denominated in foreign currencies, and our consolidated financial statements are presented in U.S. dollars, we must translate our foreign assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our consolidated financial statements. Our principal currency exposures are to the British pound sterling, the Canadian dollar and the Euro. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our businesses, financial condition, results of operations and cash flows may be negatively affected.
Labor strikes or work stoppages by our employees could harm our business.
Some of our full-time production, maintenance and warehouse employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our businesses, financial condition, results of operations and cash flows could be adversely affected. We periodically renegotiate the collective bargaining agreements in place at our facilities, but there is no guarantee that we will be able to enter into new agreements in a timely manner, and if new agreements are not reached, there could be interruptions in production at the respective facilities. In addition, we could be subject to unionization efforts at our non-union facilities. Increased unionization of our workforce could lead to disruptions in our businesses, increases in our operating costs and constraints on our operating flexibility.
In the event of a work stoppage, we have contingency plans in place to hire additional labor or manufacture products in other locations to mitigate disruption to our businesses. However, there are limitations inherent in any plan to mitigate disruption to our businesses in the event of a work stoppage, and particularly in the case of a prolonged work stoppage, there can be no assurance that it would not have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Approximately 60 employees at our Weetabix facilities are currently engaged in a strike due to announced changes to shift patterns and related pay rates. There is no guarantee that we will reach an agreement with the union representing these employees in a timely manner, and although production has not been materially impacted at these facilities, if an agreement is not reached, we could experience interruption in production at these facilities.
Agricultural diseases or pests could harm our businesses, financial condition, results of operations and cash flows.
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
Avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. In 2015, an avian influenza outbreak occurred in the Midwest of the U.S., affecting a substantial portion of our owned and third party contracted flocks. Although we utilize biosecurity measures at our layer locations to protect against disease exposures, if our facilities are exposed to diseases and pests, such exposure could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Diseases affecting livestock (including PEDV) occasionally impact sow supply, and diseases affecting cattle (including bovine spongiform encephalopathy) occasionally impact the availability of dairy-based proteins, which, in either case, also could adversely affect our businesses, prospects, financial condition, results of operations and cash flows.

Climate change, or legal or market measures to address climate change, may negatively affect our businesses, reputation and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If any of these climate changes has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, including wheat, oats and other grain products, fruits, nuts, proteins, eggs, potatoes, sows and dairy products. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in damage and disruptions to our manufacturing operations and distribution channels or our third party manufacturers’ operations, particularly where a product is primarily sourced from a single location. Also, the impacts of these climate changes may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our businesses, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations. The increasing concern over climate change and related environmental sustainability matters also may result in more federal, state, local and foreign legal requirements, including requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water. If such laws are enacted, we may experience significant increases in our costs of operation and delivery. Further, our businesses could be adversely affected if we are unable to effectively address increased concerns from the media, shareholders and other stakeholders on climate change and related environmental sustainability and governance matters. In addition, any failure to achieve goals we may set with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment can lead to adverse publicity, which could damage our reputation. As a result, climate change could negatively affect our businesses, financial condition, results of operations and cash flows.
Actual operating results may differ significantly from our or BellRing’s guidance and our, BellRing’s and PHPC’s forward-looking statements.
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
Similarly, BellRing, as a separate publicly-traded company whose financial results are consolidated into Post’s financial statements, releases guidance regarding its future performance, which consists of forward-looking statements. In addition, PHPC, as a separate publicly-traded company, may make forward-looking statements as it pursues a partnering transaction. These statements are prepared by BellRing’s and PHPC’s management, respectively, and we do not accept any responsibility for any such statements.

Strategic Risks
Our business strategy depends upon us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable strategic transactions in the future. Our corporate development activities also may have an adverse impact on our businesses, financial condition, results of operations and cash flows.
Although we continuously evaluate strategic transactions, we may be unable to identify suitable strategic transactions in the future or may not be able to enter into such transactions at favorable prices or on terms that are favorable to us. Alternatively, we may in the future enter into additional strategic transactions, and any such transaction could happen at any time, could be material to our businesses and could take any number of forms, including, for example, an acquisition, investment or merger, for cash or in exchange for our equity securities, a divestiture or a joint venture.
Evaluating potential transactions, including divestitures and joint ventures, requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support any acquired entities and information technology, personnel and other integration expenses) and may divert the attention of our management from ordinary operating matters.
Our corporate development activities also may present financial and operational risks and may have adverse effects on existing business relationships with suppliers and customers. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and amortization expenses related to certain intangible assets and increased operating expenses, all of which could, individually or collectively, adversely affect our businesses, financial condition, results of operations and cash flows.
Our pending distribution of our interest in BellRing is subject to inherent risks.
On October 26, 2021, we entered into the Transaction Agreement providing for the distribution of a significant portion of our ownership interest in BellRing to our shareholders. Completion of the transactions contemplated by the Transaction Agreement, including the consummation of the BellRing Merger, is subject to certain conditions as set forth in the Transaction Agreement, including that (a) the Transaction Agreement be adopted by the affirmative vote of the holders of (i) a majority in voting power of the then-outstanding shares of common stock of BellRing and (ii) a majority in voting power of the then-outstanding shares of common stock of BellRing that are not owned, directly or indirectly, by Post, New BellRing or any of their respective affiliates; (b) completion of the BellRing Separation and the BellRing Distribution; (c) receipt of opinions with respect to the intended tax treatment of the BellRing Merger; and (d) applicable registration statements of New BellRing having become effective under the Securities Act. No assurance can be given that any of the foregoing conditions will be met. Completion of the transactions also are subject to inherent risks and uncertainties, including, among others: risks that the proposed transactions as a whole will not be consummated; changes in tax law; increased demands on Post’s and BellRing’s management and employees to accomplish the proposed transactions; and significant transaction costs.
The BellRing Separation, the BellRing Distribution and the BellRing Merger are expected to be completed in the first calendar quarter of 2022, the second quarter of fiscal 2022. There can be no assurance, however, that all of the closing conditions for the BellRing Merger will be satisfied and, if they are satisfied, that they will be satisfied in time for the completion to occur during the period noted above. In addition, no assurance can be given that Post will realize the potential strategic and financial benefits from the proposed transactions in the near term or at all, and no assurance can be given that the market will react favorably to the proposed transactions.
We are subject to a number of uncertainties while PHPC pursues a partnering transaction, which could adversely affect our businesses, financial condition, results of operations, cash flows and stock price.
On May 28, 2021, PHPC completed its initial public offering. PHPC Sponsor, our wholly-owned subsidiary, purchased $40.0 million of PHPC Units in the PHPC IPO. In addition, PHPC Sponsor purchased PHPC Private Placement Units, which was completed substantially concurrently with the closing of the PHPC IPO, and holds shares of PHPC Series F Common Stock; PHPC Sponsor purchased the PHPC Private Placement Units and PHPC Series F Common Stock for approximately $10.9 million. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction by May 28, 2023 (which may be extended to August 28, 2023 in certain circumstances). We will be required to devote significant management and employee attention and resources to matters relating to PHPC while it pursues a partnering transaction. If PHPC is unable to consummate a suitable partnering transaction during the prescribed two-year time frame, we may experience negative reactions from the financial markets and from our shareholders, and PHPC Sponsor would lose its investment in the PHPC Private Placement Units and PHPC Series F Common Stock. Alternatively, in the event that PHPC is able to consummate a suitable partnering transaction, or if the partnering transaction is unsuccessful, there is no assurance that we will realize the anticipated value from such transaction.
There has recently been heightened regulatory focus on SPACs, including recently issued accounting guidance, resulting in substantial uncertainty in the SPAC markets. PHPC’s pursuit of a partnering transaction in this uncertain SPAC environment may result in delays, reduced investor and acquisition target interest in SPAC transactions, additional costs as instrument terms are reevaluated and our management and employees needing to devote extensive attention and resources to these matters. The accounting guidance applicable to SPACs could subsequently be revisited, potentially necessitating restatements of PHPC’s financial statements, which could then impact and necessitate restatements of our financial statements. These matters have the potential to disrupt us from conducting business operations or pursuing other business strategies and could adversely affect our businesses, financial condition, results of operations and cash flows.
Our Company has overlapping directors and management with one or more of our related companies, including PHPC, BellRing and 8th Avenue, each of which may lead to conflicting interests or the appearance of conflicting interests.
Several of our directors and officers also serve as directors or officers of one or more of our related companies, including PHPC, BellRing and 8th Avenue, and there are overlapping directors with such entities. Our officers and members of our Board of Directors have fiduciary duties to our shareholders. Likewise, any such persons who serve in similar capacities at any of such related companies have fiduciary duties to that company’s shareholders or stockholders, as appropriate. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more of the related companies to which they owe fiduciary duties. In addition, some of our officers or members of our Board of Directors may own equity or options to purchase equity in one or more of our related companies. Such ownership interests may create, or appear to create, conflicts of interest when the applicable individuals are faced with decisions that could have different implications for us and the related companies. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
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
Financial and Economic Risks
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our businesses.
We have a significant amount of debt. We had $7,057.6 million in aggregate principal amount of total debt as of September 30, 2021. Additionally, our secured revolving credit facility had borrowing capacity of $730.8 million at September 30, 2021 (all of which would be secured when drawn). BellRing Brands, LLC had $609.9 million in aggregate principal amount of secured debt, which is included in our total debt amount referenced earlier in this paragraph, and borrowing capacity of $200.0 million under its secured revolving credit facility as of September 30, 2021. Post and its subsidiaries (other than BellRing Brands, LLC and certain of its subsidiaries) are not obligors or guarantors under the BellRing Brands, LLC debt facilities.

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
We may be able to incur significant additional indebtedness in the future. Although the financing arrangements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also may not prevent us from incurring obligations that do not constitute indebtedness, as defined in the documents governing our indebtedness.
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
A default would permit the lenders to accelerate the maturity of the debt under these arrangements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our indentures and credit agreement. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Certain of our subsidiaries are not subject to the restrictive covenants in our debt, and their financial resources and assets may not be available to us to pay our obligations on our indebtedness.
We have designated 8th Avenue, BellRing, PHPC Sponsor and PHPC and their respective subsidiaries as unrestricted subsidiaries under our credit agreement and senior note indentures. Any subsidiary that is designated as unrestricted is not a guarantor under our credit agreement or under our senior note indentures, and the assets of our unrestricted subsidiaries do not secure our obligations under our credit agreement. A substantial majority of the assets of PHPC are held in trust and are not available to us to pay our obligations on our indebtedness. In addition, 8th Avenue and BellRing Brands, LLC have entered into secured credit facilities that are separate from our credit agreement and senior note indentures and that restrict, among other matters, their ability to make distributions to us or engage in transactions with us. Accordingly, the financial resources and other assets of 8th Avenue, BellRing Brands, LLC, PHPC Sponsor and PHPC and their respective subsidiaries may not be available to us to pay our obligations on our indebtedness or, if available, may be significantly limited.
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
Our businesses may not generate sufficient cash flow from operations, and future borrowings may not be available to us in a sufficient amount, to enable us to pay our indebtedness, including the senior notes and our other debt obligations, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all.
Increases in interest rates may negatively affect earnings.
As of September 30, 2021, we did not have debt outstanding with exposure to interest rate risk. However, in the future, we may have debt outstanding with exposure to interest rate risk. In addition, the aggregate principal amount of BellRing Brands, LLC’s debt instruments with exposure to interest rate risk was $609.9 million as of September 30, 2021. Higher interest rates will increase the cost of servicing our and BellRing Brands, LLC’s financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. As of September 30, 2021, each one hundred basis points change in the London Interbank Offered Rate (“LIBOR”) would result in an approximate $3.0 million change in the annual cash interest expense, before any principal payment, on BellRing Brands, LLC’s financial instruments with exposure to interest rate risk, including the impact of the $350.0 million in interest rate swap agreements held by BellRing Brands, LLC and excluding the impact of any interest rate floors (as defined in the BellRing Brands, LLC credit agreement). At September 30, 2021, we held interest rate swaps with a notional amount of $1,749.3 million, excluding the interest rate swaps held by BellRing Brands, LLC, to lock into a fixed LIBOR rate for debt expected to be issued but not yet priced.
Certain of BellRing Brands, LLC’s variable rate debt and our secured revolving credit facility use LIBOR as a benchmark for establishing interest rates. In addition, certain of BellRing’s and our hedging transactions reference LIBOR as a benchmark rate in order to determine the applicable interest rate or payment amount. The U.K. Financial Conduct Authority (“FCA”) announced in July 2017 that it intended to phase out LIBOR by the end of 2021; in March 2021, the FCA extended the transition dates of certain LIBOR tenors (including tenors used in our credit agreement and the BellRing Brands, LLC credit agreement) to June 30, 2023, after which LIBOR reference rates will cease to be provided. While both our credit agreement and the BellRing Brands, LLC credit agreement contain provisions intended to address the anticipated unavailability of LIBOR, it is unclear if alternative rates or benchmarks will be widely adopted. Also, there may be uncertainty as to the nature of alternative reference rates or differences in the calculation of the applicable interest rate or payment amounts under the terms of the governing agreement or instrument. This uncertainty could result in different financial results under our or BellRing’s hedge or swap transactions, require different hedging strategies or require renegotiation of existing agreements or instruments. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment. While we do not expect the transition from LIBOR and the risks related thereto to have a material adverse effect on us, it remains uncertain at this time.
Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based upon a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Any downgrade of our credit ratings by a credit rating agency, whether as a result of our actions or factors which are beyond our control, can increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all and result in a reduction in our liquidity. Our borrowing costs and access to capital markets also can be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity could adversely affect our financial condition, results of operations and cash flows.
U.S. and global capital and credit market issues, including those that have arisen or may arise as a result of the COVID-19 pandemic, could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. During the COVID-19 pandemic, there have been periods, and there may in the future be periods, of increased volatility and pricing in the capital markets. This and other events affecting the credit markets also have had, and may in the future have, an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow money, if necessary. Our businesses also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy, whether resulting from the COVID-19 pandemic or otherwise. Any of these risks could impair our ability to fund our operations, limit our ability to expand our businesses or increase our interest expense, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Increases in labor-related costs, including the costs of medical and other employee health and welfare benefits, may reduce our profitability.
Inflationary pressures and shortages in the labor market have increased, and could continue to increase, our labor costs, which have negatively impacted, and could continue to negatively impact, our profitability. Labor costs also include the costs of providing medical and other health and welfare benefits to our employees as well as certain former employees. With approximately 10,735 employees as of November 1, 2021 (which excludes the employees of our unconsolidated subsidiaries), our profitability may be substantially affected by the costs of such benefits. Although we try to control these costs, they can vary because of changes in health care laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. In addition, we continue to monitor the impact of the COVID-19 pandemic on labor-related costs, including costs that we may incur as a result of the ETS. Any substantial increase in these costs could have a materially negative impact on our profitability.

Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record additional impairment charges, which may be significant.
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Goodwill and indefinite-lived intangible assets are expected to contribute indefinitely to our cash flows and are not amortized. Management reviews all intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (which stands for earnings before interest, income taxes, depreciation and amortization) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. We also continue to evaluate the potential impact of the COVID-19 pandemic on the fair value of our intangible assets. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. In fiscal 2020 and 2021, we had no impairments of goodwill or other intangible assets. In fiscal 2019, we had an impairment of both goodwill and other definite-lived intangible assets. See further discussion of these impairments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Notes 2 and 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Unsuccessful implementation of business strategies to reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our businesses, financial condition, results of operations and cash flows.
Many of our costs, such as freight, raw materials and energy, are outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, or if the implementation of these projects results in unintended consequences, such as business disruptions, distraction of management and employees or reduced productivity, our businesses, financial condition, results of operations and cash flows may be adversely impacted. In certain instances, the COVID-19 pandemic has resulted and continues to result in delays of certain cost-saving and productivity initiatives. Continued disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives or impact our ability to complete projects to reduce costs or improve efficiency on planned timelines. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our businesses, financial condition, results of operations and cash flows may be adversely affected.
If our investment in 8th Avenue is not profitable, our financial condition and results of operations could be adversely impacted. In addition, the third parties that have invested with us in 8th Avenue have certain governance and other rights in 8th Avenue that could result in delayed decisions or disputes that adversely impact its operations, as well as liquidity rights commencing on October 1, 2022 that could result in the compelled sale or initial public offering of 8th Avenue.
As a result of the 8th Avenue Formation Transactions, we hold 6.05 million shares of 8th Avenue Class B common stock, and third parties and members of 8th Avenue’s management team together hold 3.95 million shares of 8th Avenue Class A common stock and 2.5 million shares of 8th Avenue Series A preferred stock. Our 60.5% retained interest in 8th Avenue is accounted for using the equity method, and the carrying value of the investment in 8th Avenue is included on our balance sheet and returns from our investment in 8th Avenue are included in our results of operations. If our investment in 8th Avenue is not profitable, our financial condition and results of operations could be adversely impacted.
Although we hold a substantial majority of the voting power of 8th Avenue’s common stock and have the power to appoint a majority of the members of 8th Avenue’s board of directors, third parties hold certain corporate governance and other rights with respect to 8th Avenue, and we cannot control the actions of such third parties. Such third parties may have economic or business interests or goals that are inconsistent with each other and our business interests or goals, which may result in delayed decisions or disputes and could potentially adversely impact the business and operations of 8th Avenue and, in turn, our businesses and operations. In addition, such third parties have certain liquidity, including securities registration, rights commencing on October 1, 2022 that could result in the compelled sale or initial public offering of 8th Avenue. If these rights are exercised, we and 8th Avenue could be required to devote significant management and employee attention and resources to liquidity transactions, and the potential transactions may disrupt both us and 8th Avenue from conducting business and could adversely affect our and 8th Avenue’s financial condition and results of operations. In addition, there is no assurance that we will realize benefits from any liquidity transaction, including proceeds from a sale of 8th Avenue, in an amount or level satisfactory to us. Any of the foregoing factors could cause an other-than-temporary impairment of our investment and result in realized losses.

Volatility in the market value of derivatives we use to manage exposures to fluctuations of our manufacturing costs will cause volatility in our margins and net earnings.
We utilize derivatives to manage price risk for some of our principal ingredient and energy costs. Changes in the values of these derivatives are recorded in earnings, resulting in volatility in our margins and net earnings. These gains and losses are reported in “Cost of goods sold” in our Consolidated Statements of Operations and in unallocated corporate items outside of our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are reclassified to segment operating profit. We may experience volatile earnings as a result of these accounting treatments.
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
Legal and Regulatory Risks
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations or to interpretations thereof, could adversely affect our businesses.
Our businesses are subject to a variety of laws and extensive regulations administered by federal, state and local government authorities for both the countries where we manufacture or license products, primarily in the U.S., Canada and the U.K., and those where we distribute products, including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling and distribution, animal welfare, worker health and workplace safety. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). Internationally, we are regulated by, among other authorities, Health Canada, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed or licensed.

Certain of our businesses are subject to heightened regulations. Specifically, certain of our Foodservice and Refrigerated Retail businesses’ meat and egg products are subject to continuous on-site inspections by the USDA. Some of our BellRing Brands products are regulated by the FDA as dietary supplements, which are subject to FDA regulations and levels of regulatory scrutiny that are different from those applicable to conventional food. Internationally, certain of our BellRing Brands products are regulated as food and dietary supplements. Such heightened regulatory scrutiny results in increased costs of operations and the potential for delays in product sales. In addition, there is some risk that product classifications could be changed by the regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs.
Governmental regulations also affect taxes and levies, tariffs, import and export restrictions, healthcare costs, energy usage, data privacy and immigration and labor issues, any or all of which may have a direct or indirect effect on our businesses or the businesses of our customers or suppliers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children. We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we manufacture, sell or distribute our products. For example, the COVID-19 pandemic has resulted in quarantines, travel restrictions, product and equipment seizures, import and export restrictions, price controls, governmental and regulatory actions, including the ETS, mandatory business closures and other restrictions that have adversely impacted and could in the future adversely impact our operations.
The impact of current laws and regulations, changes in these laws or regulations or interpretations thereof or the introduction of new laws or regulations could increase the costs of doing business for us or our customers, suppliers or third party manufacturers, causing our businesses, financial condition, results of operations and cash flows to be adversely affected. As specific examples, Canada has enacted new food safety laws, and some states have passed laws that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs, which has resulted, and we expect will continue to result, in us incurring additional operating and capital costs in the future. The limited availability of government inspectors due to a government shutdown, government restrictions, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases or closed borders also could cause disruption to our manufacturing facilities.

It also is possible that federal, state, local or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties, revocations of required licenses or injunctions, as well as potential criminal sanctions. If we are found to be significantly out of compliance with applicable laws, regulations or permits, an enforcement authority could issue a warning letter and/or institute enforcement actions that could result in additional costs, product detentions, substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall product or otherwise remove product from the market, and temporarily cease its manufacture and distribution, which would increase our costs and reduce our revenues. Any claims, such as product liability or labeling claims, resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations.
Pending and future litigation may impair our reputation or cause us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, including as a result of the contract suspension notices delivered to certain of our suppliers as a result of the COVID-19 pandemic, intellectual property, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. There has been a recent increase in lawsuits filed against food and beverage companies alleging deceptive advertising and labeling. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in legal claims or litigation against us. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation or brands. In addition, we may incur substantial costs and fees in defending such actions or asserting our rights, be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Although we have various insurance programs in place, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Technology failures, cybersecurity incidents or breaches of our data privacy protections could disrupt our operations and negatively impact our businesses.
We rely on information technology networks and systems to process, transmit and store operating and financial information, to manage and support a variety of business processes and activities, including production, and to comply with regulatory, legal and tax requirements. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and control costs. We also depend upon our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, third party manufacturers and suppliers. During the COVID-19 pandemic, the importance of such networks and systems increased while many of our employees were working remotely. Our and our third party vendors’ information technology systems may be vulnerable to a variety of invasions, interruptions or malfunctions due to events beyond our or their control, including, but not limited to, natural disasters, user error, terrorist attacks, telecommunications failures, power outages, computer viruses, ransomware and malware, hardware or software failures, cybersecurity incidents, hackers and other causes. Such invasions, interruptions or malfunctions could negatively impact our businesses.
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
If any of our significant information technology systems suffers severe damage, disruption or shutdown, including by malicious or unintentional actions of contractors or employees or by cyber attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, businesses, financial condition, results of operations and cash flows may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, competitive loss, litigation, reputational damage and other losses from leaks of confidential or personal information. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs.
We implement and maintain systems and processes aimed at detecting and preventing information and cybersecurity incidents, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of information and cybersecurity incidents and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Risks associated with such incidents and activities include theft of funds and other monetary loss, the disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information), the effects of which could be compounded if not detected or reported quickly. An information or cybersecurity incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
Our networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our operating environment with intent to disrupt our business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, vendor information and other sensitive business information, including acquisition activity, non-public financial results and intellectual property. There are several motivations for cyber threat actors, including criminal activities such as fraud, identity theft and ransom, corporate or nation-state espionage, political agendas, public embarrassment with the intent to cause financial or reputational harm, intent to disrupt information technology systems, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. We are subject to attempted cyber intrusions, hacks and ransom attacks and although we have not detected a material security breach to date, we have had and continue to experience events of this nature and expect them to continue.
    We also are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding personal information, data privacy, data protection and data security. Several states as well as foreign governments have laws and regulations dealing with the collection and use of personal information obtained from their data subjects, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation and the California Privacy Rights Act, and we could incur substantial penalties or litigation related to violations of such laws and regulations.
We are subject to certain continuing obligations, including indemnification obligations and lease guarantor obligations, related to the sale of the Bob Evans restaurants business that could adversely affect our financial condition, results of operations and cash flows.
In April 2017, prior to our acquisition of Bob Evans, Bob Evans completed the sale and separation of its restaurants business (the “Bob Evans Restaurants Transaction”) to Bob Evans Restaurants, LLC, a Delaware limited liability company formed by affiliates of Golden Gate Capital Opportunity Fund, L.P. (the “Bob Evans Restaurants Buyer”), pursuant to a sale agreement between Bob Evans and the Bob Evans Restaurants Buyer (the sale agreement, together with agreements related thereto, collectively referred to as the “Restaurants Sale Agreement”). As a result of our acquisition of Bob Evans, we have the obligation to indemnify the Bob Evans Restaurants Buyer for certain breaches of the Restaurants Sale Agreement and certain other liabilities set forth in the Restaurants Sale Agreement.
In addition, in connection with the Bob Evans Restaurants Transaction, the Bob Evans Restaurants Buyer assumed the lease obligations of the Bob Evans restaurants business. However, as part of a sale leaseback transaction of 143 of Bob Evans’s restaurant properties that Bob Evans completed in 2016, Bob Evans and one of its wholly-owned subsidiaries entered into payment and performance guarantees relating to the leases on such restaurant properties (the “Guarantees”), which remained in place after the completion of the Bob Evans Restaurants Transaction. The Guarantees have subsequently been reduced to 129 properties. Although the Bob Evans Restaurants Buyer assumed responsibility for the payment and performance obligations under the leases on the sale leaseback properties, under the terms of the Guarantees, we remain liable for payments due under any of the leases that remain in place if the Bob Evans Restaurants Buyer fails to satisfy its lease obligations. Any such unexpected expenses related to our obligations under the Guarantees or under the Restaurants Sale Agreement could adversely affect our financial condition, results of operations and cash flows.
Termination of our material intellectual property licenses could have a material adverse effect on our businesses.
We market certain of our products in the U.S., Canada, the U.K. and several other locations pursuant to intellectual property license agreements. These licenses give us the right to use certain names, characters and logos in connection with our products and to sell the products in certain regions. If we were to breach any material term of these license agreements and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the names, characters and logos for this reason or any other reason, or if a licensor decided not to renew a license agreement upon the expiration of the license term, the loss of such rights could have a material adverse effect on our businesses.
Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, know-how, copyrights and licenses, to be a significant and valuable asset to us. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as exclusive and nonexclusive licensing agreements, third party nondisclosure, confidentiality and assignment agreements, confidentiality provisions in third party agreements and the policing of third party misuses of our intellectual property. Our failure or inability to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm our businesses. In addition, as certain of our trademarks, trade names and trade secrets are subject to licenses and are shared and used by third parties, negative events outside of our control could have an adverse impact on us and our businesses, financial condition, results of operations and cash flows.
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
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, future laws may more stringently regulate environmental matters.
Future events, such as new or more stringent environmental laws and regulations, new environmental claims, the discovery of currently unknown environmental conditions requiring response action or more vigorous interpretations or enforcement of existing environmental laws and regulations, might require us to incur additional costs that could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Risks Related to Ownership of Our Common Stock
Provisions in our articles of incorporation and bylaws and provisions of Missouri law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.
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
General Risk Factors
Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our businesses, financial condition, results of operations or cash flows.
There can be no assurance that future tax law changes, including proposals under the Build Back Better bill, will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in our stock. Furthermore, there is no assurance that the Internal Revenue Service or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our businesses, financial condition, results of operations and cash flows.
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
As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, in the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our businesses, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources.
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
BellRing and PHPC, as publicly-traded companies, also are each separately subject to SOX. Because PHPC is an “emerging growth company” (“EGC”) under the Jumpstart Our Business Startups Act of 2012, its independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting under SOX. BellRing, which ceased to be an EGC during fiscal 2021, is required to comply with this requirement under SOX. Similarly, at the time that PHPC ceases to be an EGC, it also will be subject to this requirement under SOX. Further, if BellRing and PHPC do not satisfy the requirements imposed by SOX, or if they do not have effective internal control over financial reporting, any such occurrences could impact our ability to satisfy our SOX requirements and could impair the effectiveness of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the annual deadline imposed by SOX. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. In addition, in the event that we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2021, management determined that our internal control over financial reporting was effective.
Actions of shareholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on our businesses.
From time to time, we may be subject to proposals and other requests from shareholders urging us to take certain corporate actions, including proposals seeking to influence our corporate policies or effecting a change in our management. In the event of such shareholder proposals, particularly with respect to matters which our management and Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our businesses could be adversely affected because responding to actions and requests of shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Additionally, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners and customers.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own our principal executive offices and lease corporate administrative offices in St. Louis, Missouri. The general offices and locations of our principal operations for each of our businesses are set forth in the summary below. We also lease sales offices mainly in the U.S. and maintain a number of stand-alone distribution facilities. In addition, there is on-site warehouse space available at many of our manufacturing facilities, and in addition to the owned and leased warehouse space discussed below, we contract for additional warehouse space on an as-needed basis.
We own many of our manufacturing facilities. Certain of our owned real properties may be subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes our facilities generally are in good operating condition and, taken as a whole and in conjunction with our arrangements with third party manufacturers (including a planned expansion in response to demand for certain BellRing Brands products exceeding their production capacity in fiscal 2021) are suitable, adequate and of sufficient capacity for our current operations. See “Risk Factors” included in Item 1A of this report for more information about our supply chain. Utilization of manufacturing capacity varies by manufacturing facility based upon the type of products assigned and the level of demand for those products.

Post Consumer Brands
The main administrative office for Post Consumer Brands, which we own, is located in Lakeville, Minnesota. Post Consumer Brands also leases administrative office space in Bentonville, Arkansas; Cincinnati, Ohio and Toronto, Ontario.
Post Consumer Brands has nine owned manufacturing facilities located in Asheboro, North Carolina; Battle Creek, Michigan; Jonesboro, Arkansas; Lancaster, Ohio; Niagara Falls, Ontario; Northfield, Minnesota (which consists of two facilities and also includes warehouse space); Sparks, Nevada and Tremonton, Utah. Post Consumer Brands also leases land for another owned manufacturing facility located in Cobourg, Ontario. Post Consumer Brands maintains approximately 6.2 million square feet of warehouse and distribution space throughout the U.S. and Canada, approximately 1.6 million of which is owned by us and approximately 4.6 million of which is leased by us.
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
Foodservice
The Foodservice segment has leased administrative offices in Minnetonka, Minnesota. Operations for our Foodservice segment include ten owned egg products production facilities in Illinois, Iowa, Minnesota, Nebraska and Oregon, and six leased egg products production facilities in Arizona, New Jersey, Pennsylvania, South Dakota and Tennessee. The egg products business owns seven layer facilities in the U.S. Operations for our Foodservice segment include two owned potato processing facilities in Mars Hill, Maine and Chaska, Minnesota, two owned meat products processing and production facilities in Norfolk and Ravenna, Nebraska and a leased potato processing facility in North Las Vegas, Nevada.

Refrigerated Retail
The Refrigerated Retail segment has leased administrative offices in New Albany, Ohio and Rogers, Arkansas and also uses some of the leased administrative office space in Minnetonka, Minnesota previously referenced for our Foodservice business. In addition to certain of the egg products production facilities previously referenced for our Foodservice business, our Refrigerated Retail operations include owned sausage production plants in Hillsdale, Michigan and Xenia, Ohio. In addition to the facilities in Mars Hill, Maine and Chaska, Minnesota previously referenced for our Foodservice business, our Refrigerated Retail operations include an owned manufacturing plant in Sulphur Springs, Texas, which produces products such as sandwiches, side dishes and precooked sausage products, and a leased potato and side dish processing facility in Lima, Ohio. The Refrigerated Retail segment uses an owned transportation facility in Springfield, Ohio and a leased transportation facility in Sunnyvale, Texas. The Refrigerated Retail segment additionally owns a cheese processing and packaging facility and warehouse in Lake Mills, Wisconsin for its cheese and other dairy-case products business.
BellRing Brands
The BellRing Brands segment leases research and development facilities and administrative offices in Emeryville, California and an administrative office in Rogers, Arkansas. The BellRing Brands business also uses administrative office space in St. Louis, Missouri pursuant to a master services agreement by and among Post, BellRing and BellRing Brands, LLC entered into in connection with the BellRing IPO and the BellRing formation transactions. The BellRing Brands segment leases administrative offices in Munich, Germany and Worb, Switzerland. In addition, the BellRing Brands segment leases warehouse space in Tagelswangen, Switzerland and a distribution center with warehouse space in Kleve, Germany, both through third party logistics firms. The BellRing Brands business manufactures protein and energy bars and gels and conducts research and development through an owned facility in Voerde, Germany.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 18 within “Notes to Consolidated Financial Statements” in Item 8 of this report, which is incorporated herein by reference.
Pursuant to SEC regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the fourth quarter of fiscal 2021.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “POST”. There were approximately 4,570 shareholders of record on November 15, 2021. We did not pay any cash dividends on our common stock during the years ended September 30, 2021 or 2020. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The information required under this Item 5 concerning equity compensation plan information is set out under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) (b)
July 1, 2021 - July 31, 2021	—	$0.00	—	$333,633,659
August 1, 2021 - August 31, 2021	327,716	$112.34	327,716	$296,818,669
September 1, 2021 - September 30, 2021	381,193	$108.93	381,193	$255,295,757
Total	708,909	$110.50	708,909	$255,295,757
(a)Does not include broker’s commissions.
(b)On February 2, 2021, our Board of Directors approved an authorization to repurchase up to $400,000,000 of shares of our common stock effective February 6, 2021 (the “Existing Authorization”). The Existing Authorization had an expiration date of February 6, 2023. On November 17, 2021, our Board of Directors terminated the Existing Authorization effective November 19, 2021 and approved a new authorization to repurchase up to $400,000,000 shares of our common stock effective November 20, 2021 (the “New Authorization”). The New Authorization expires on November 20, 2023. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. The table above shows the approximate dollar value of shares that could have been repurchased under the Existing Authorization.
Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (i) Post common stock; (ii) the Russell 1000 index; and (iii) the S&P 1500 Packaged Foods & Meats Index.
This graph covers the period from September 30, 2016 through September 30, 2021.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among Post Holdings, Inc., the Russell 1000 Index and the S&P 1500 Packaged Foods & Meats Index

225.00
200.00
175.00
150.00
125.00
100.00
75.00
Sep 30, 2016
Sep 29, 2017
Sep 28, 2018
Sep 30, 2019
Sep 30, 2020
Sep 30, 2021
Post Holdings, Inc.
Russell 1000 Index
S&P 1500 Packaged Foods & Meats Index

* $100 invested on 9/30/16 in stock or index.
Performance Graph Data

	Post ($)	Russell 1000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
9/30/2016	100.00	100.00	100.00
9/29/2017	114.38	118.53	94.33
9/28/2018	127.04	139.57	92.50
9/30/2019	137.15	144.97	105.47
9/30/2020	111.44	168.17	109.73
9/30/2021	142.75	220.21	115.90
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

ITEM 6.    [RESERVED]

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
At September 30, 2021, our reportable segments were as follows:
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
Transactions
Initial Public Offering of Post Holdings Partnering Corporation
On May 28, 2021, we and Post Holdings Partnering Corporation, a newly formed special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 million units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 million PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0 million. PHPC Sponsor, LLC, our wholly-owned subsidiary (“PHPC Sponsor”), purchased 4.0 million of the 30.0 million PHPC Units in the initial public offering on May 28, 2021 for $40.0 million. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units could elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the completion of the PHPC IPO.
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
In addition, we, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC, $0.0001 par value per share, have certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s certificate of incorporation.

In connection with the completion of the initial public offering on May 28, 2021, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), providing for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 million units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock, of $0.0001 par value per share, and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of $10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 million in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
In determining the accounting treatment of our equity interest in PHPC, management concluded that PHPC is a variable interest entity (“VIE”) as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. PHPC Sponsor is the primary beneficiary of PHPC as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from PHPC, as well as the power to direct a majority of the activities that significantly impact PHPC’s economic performance, including partnering transaction target identification. As such, PHPC is fully consolidated into our financial statements.
As of September 30, 2021, we beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within our financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable noncontrolling interest (“NCI”). All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
Initial Public Offering of BellRing Brands, Inc.
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), our subsidiary, closed its initial public offering (the “BellRing IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “BellRing Class A Common Stock”). BellRing received net proceeds from the BellRing IPO of $524.4 million, after deducting underwriting discounts and commissions. As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO, BellRing became a publicly-traded company with the BellRing Class A Common Stock being traded on the NYSE under the ticker symbol “BRBR” and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of its non-voting membership units (the “BellRing LLC units”) with us owning 71.2% of the BellRing LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “BellRing Class B Common Stock” and, collectively with the BellRing Class A Common Stock, the “BellRing Common Stock”). The BellRing Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as we and our affiliates (other than BellRing and its subsidiaries) directly own more than 50% of the BellRing LLC units, the BellRing Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock, which provides us control over BellRing’s board of directors and results in the full consolidation of BellRing and its subsidiaries into our financial statements. BellRing LLC is the holding company for our historical active nutrition business, reported herein as the BellRing Brands segment and reported historically as the Active Nutrition segment. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities, the term “BellRing” refers to BellRing Brands, LLC.
As of September 30, 2021 and 2020, we and our affiliates (other than BellRing and its subsidiaries) owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within our financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the BellRing Class A Common Stock), were allocated to noncontrolling interest. For additional information, see Notes 4 and 17 within “Notes to Consolidated Financial Statements.”
Capitalization of 8th Avenue Food & Provisions, Inc.
On October 1, 2018, 8th Avenue Food & Provisions, Inc. (“8th Avenue”) was separately capitalized by us and third parties through a series of transactions (the “8th Avenue Transactions”), and 8th Avenue became the holding company for our historical private brands business, reported historically as our Private Brands segment. We retained shares of common stock equal to 60.5% of the common equity in 8th Avenue. 8th Avenue is no longer consolidated in our financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. For additional information, see Notes 4 and 7 within “Notes to Consolidated Financial Statements.”
Acquisitions
We completed the following acquisitions during the reporting period:

Fiscal 2021
•Private label RTE cereal business of TreeHouse Foods, Inc. (the “PL RTE Cereal Business”), acquired on June 1, 2021 and reported in our Post Consumer Brands segment;
•Egg Beaters liquid egg brand (“Egg Beaters”), acquired on May 27, 2021 and reported in our Refrigerated Retail segment;
•Almark Foods business and related assets (“Almark”), acquired on February 1, 2021 and reported in our Foodservice and Refrigerated Retail segments; and
•Peter Pan nut butter brand (“Peter Pan”), acquired on January 25, 2021 and reported in our Post Consumer Brands segment.
Fiscal 2020
•Henningsen Foods, Inc. (“Henningsen”) acquired July 1, 2020 and reported in our Foodservice segment.
COVID-19
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty, including in our business. We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto and are taking, or have taken, necessary actions to ensure our ability to safeguard the health of our employees, including their economic health, maintain the continuity of our supply chain to serve customers and consumers and preserve financial liquidity to navigate the uncertainty caused by the pandemic. Examples of actions we have taken in response to the pandemic include:
•reinforcing manufacturing facilities with adequate supplies, staffing and support;
•enhancing facility safety measures and working closely with public health officials to follow additional health and safety guidelines;
•in fiscal 2020, drawing $500.0 million of our $750.0 million revolving credit facility (the “Revolving Credit Facility”) and $65.0 million of BellRing’s revolving credit facility (the “BellRing Revolving Credit Facility”) to further enhance liquidity in March 2020. Borrowings under both credit facilities were repaid prior to the end of fiscal 2020;
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
Our products sold through retail channels generally experienced an uplift in sales starting in March 2020 and continuing through the first half of fiscal 2021 driven by increased at-home consumption in reaction to the COVID-19 pandemic. In addition, most of our retail categories exhibited a mix shift to premium products. In the second half of fiscal 2021, most of our retail channel product categories trended toward growth rates in line with their pre-pandemic levels.
At the onset of the COVID-19 pandemic, our foodservice business was significantly impacted by lower away-from-home demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. Since then, the recovery of our foodservice volumes has been closely tracking with changes in the degree of restrictions on mobility and gathering. Volumes have nearly fully recovered to pre-pandemic levels in certain channels and product categories, and volumes in other channels impacted by the COVID-19 pandemic have recovered from low levels experienced at the height of the pandemic, but have recently plateaued at levels below pre-pandemic levels. In the aggregate, our overall foodservice business volumes remain below pre-pandemic levels.
As the overall economy continues to recover from the impact of the COVID-19 pandemic, labor shortages, input and freight inflation and other supply chain disruptions, including input availability, are pressuring our supply chains in all segments, resulting in missed sales and higher manufacturing costs, most notably in our Foodservice and Refrigerated Retail segments. Per unit product costs escalated as throughput declined and fixed cost absorption worsened. Service levels and fill rates remain below normal levels, and inventories are low, resulting in the placement of certain products on allocation. These factors are expected to persist into fiscal 2022 and are dependent upon our ability to adequately hire, train and retain manufacturing staff, maintain sufficient supplies of ingredients and packaging and rebuild inventory levels.
Volume and profit recovery in our Foodservice segment is dependent on both changes in the degree of restrictions on mobility and gathering and on the ability to navigate supply chain disruptions. We expect our Foodservice segment to return to pre-pandemic profitability in fiscal 2023. Volume growth in our Refrigerated Retail segment, most notably for side dish products, is expected to be constrained until supply chain performance has stabilized.

BellRing’s primary categories returned to growth rates in line with their pre-pandemic levels in the fourth quarter of fiscal 2020 and have remained strong in subsequent periods. As the overall economy continues to recover from the impact of the COVID-19 pandemic, input and freight inflation, equipment delays and input and labor availability are pressuring BellRing’s supply chain. Lower than anticipated production and delays in capacity expansion across the broader third party shake contract manufacturer network have resulted in low inventories and missed sales. Service levels and fill rates remain below normal levels, and certain products have been placed on allocation. These factors are expected to improve but persist throughout fiscal 2022 and are dependent upon BellRing’s contract manufacturer partners’ ability to deliver committed volumes, add capacity on expected timelines, retain manufacturing staff and rebuild inventory levels.
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
$(24.9)
Announcements Subsequent to Period End
In October 2021, we, along with BellRing, entered into a transaction agreement related to our previously announced plan to distribute a significant portion of our interest in BellRing to our shareholders. We expect the distribution to be completed in the first calendar quarter of 2022, subject to certain customary conditions. See Note 23 within “Notes to Consolidated Financial Statements” for additional information on the announcement.

RESULTS OF OPERATIONS

	Fiscal 2021 compared to 2020				Fiscal 2020 compared to 2019
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$6,226.7	$5,698.7	$528.0	9%	$5,698.7	$5,681.1	$17.6	—%

Operating Profit	$655.7	$700.5	$(44.8)	(6)%	$700.5	$781.0	$(80.5)	(10)%
Interest expense, net	375.8	388.6	12.8	3%	388.6	322.4	(66.2)	(21)%
Loss on extinguishment and refinancing of debt, net	94.8	72.9	(21.9)	(30)%	72.9	6.1	(66.8)	(1,095)%
(Income) expense on swaps, net	(122.8)	187.1	309.9	166%	187.1	306.6	119.5	39%
Other income, net	(29.3)	(11.5)	17.8	155%	(11.5)	(13.2)	(1.7)	(13)%
Income tax expense (benefit)	86.6	3.5	(83.1)	(2,374)%	3.5	(3.9)	(7.4)	(190)%
Equity method loss, net of tax	43.9	30.9	(13.0)	(42)%	30.9	37.0	6.1	16%
Less: Net earnings attributable to noncontrolling interests	40.0	28.2	(11.8)	(42)%	28.2	1.3	(26.9)	(2,069)%
Net Earnings	$166.7	$0.8	$165.9	20,738%	$0.8	$124.7	$(123.9)	(99)%
Net Sales
Fiscal 2021 compared to 2020
Net sales increased $528.0 million, or 9%, during the year ended September 30, 2021. This increase was due to growth in our BellRing Brands, Foodservice, Weetabix and Refrigerated Retail segments, as well as incremental contributions from our current and prior year acquisitions. These positive impacts were partially offset by a decline in our Post Consumer Brands segment. For further discussion, refer to “Segment Results” within this section.
Fiscal 2020 compared to 2019
Net sales increased $17.6 million, or less than 1%, during the year ended September 30, 2020. This increase was due to growth in our BellRing Brands, Post Consumer Brands, Refrigerated Retail and Weetabix segments, as well as the inclusion of incremental contributions from our acquisition of Henningsen. These positive impacts were partially offset by a decline in our Foodservice segment. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Fiscal 2021 compared to 2020
Operating profit decreased $44.8 million, or 6%, for the year ended September 30, 2021. This decrease was primarily due to lower segment profit within our Post Consumer Brands and Refrigerated Retail segments, partially offset by increased segment profit within our Foodservice, BellRing Brands and Weetabix segments, as well as decreased general corporate expenses and other. For further discussion, refer to “Segment Results” within this section.
Fiscal 2020 compared to 2019
Operating profit decreased $80.5 million, or 10%, for the year ended September 30, 2020. In the year ended September 30, 2019, operating profit was impacted by losses related to the impairment of goodwill and other intangible assets of $63.3 million and by a gain on sale of business of $126.6 million related to the 8th Avenue Transactions. Excluding these impacts in fiscal 2019, operating profit decreased $17.2 million, or 2%, primarily due to lower segment profit within our Foodservice and BellRing Brands segments, partially offset by increased segment profit within our Post Consumer Brands, Refrigerated Retail and Weetabix segments, as well as decreased general corporate expenses and other. For further discussion, refer to “Segment Results” within this section.
Interest Expense, net
Interest expense decreased $12.8 million, or 3%, for the year ended September 30, 2021, compared to the prior year. The decrease was driven by decreased losses of $7.5 million on our interest rate swap contracts, a lower weighted-average interest rate when compared to the prior year period, decreased amortization of debt issuance costs, deferred financing fees and debt discount of $1.9 million and increased amortization of debt premium of $1.7 million. These positive impacts were partially offset by lower interest income of $5.7 million on our cash balances. Our weighted-average interest rate on our total outstanding debt was 5.1% and 5.3% for the years ended September 30, 2021 and 2020, respectively. This decrease in our weighted-average interest rate was driven by refinancing debt at lower interest rates.
Interest expense increased $66.2 million, or 21%, for the year ended September 30, 2020, compared to the prior year. The increase was driven by increased losses (compared to gains in fiscal 2019) of $41.0 million on our interest rate swap contracts. Additionally, interest expense increased from the impact of senior notes issued in fiscal 2020 and fiscal 2019 and debt entered into in connection with the BellRing IPO on October 21, 2019, partially offset by reduced interest expense of $56.6 million as a result of the repayment of our previously outstanding term loan in the first quarter of fiscal 2020. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.2% for the years ended September 30, 2020 and 2019, respectively. This increase in our weighted-average interest rate was driven by a change in the mix of debt outstanding. During the year ended September 30, 2019, we recorded $5.9 million of interest expense related to amounts owed to former holders of shares of Bob Evans common stock who demanded appraisal of their shares of Bob Evans common stock under Delaware law. No such interest expense was recorded during the year ended September 30, 2020.
For additional information on our interest rate swaps, refer to Note 14 within “Notes to Consolidated Financial Statements.” For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.
Loss on Extinguishment and Refinancing of Debt, net
During the years ended September 30, 2021, 2020 and 2019, we recognized net losses of $94.8 million, $72.9 million and $6.1 million, respectively, related to the extinguishment of debt.
For the year ended September 30, 2021, the losses related to the repayment of the outstanding principal balance of our 5.00% senior notes, as well as BellRing’s amendment of its credit agreement (as amended, restated or amended and restated, the “BellRing Credit Agreement”). The loss included debt premiums and refinancing fees paid of $75.9 million and write-offs of debt issuance costs of $18.9 million.
For the year ended September 30, 2020, the losses related to repayments of the outstanding principal balances of our 2020 bridge loan, our previously outstanding term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, as well as the amendment and restatement of our credit agreement (as amended, restated or amended and restated, the “Credit Agreement”). The loss included premiums paid of $49.8 million and write-offs of debt issuance costs of $23.1 million.
For the year ended September 30, 2019, the net loss related to the repayment of a portion of our term loan, the assumption of our 2018 bridge loan by 8th Avenue in connection with the 8th Avenue Transactions (the “2018 Bridge Loan”) and the repurchase and retirement of portions of the principal balances of our 5.75% senior notes, 5.625% senior notes and 5.00% senior notes. The net loss included write-off of debt issuance costs of $10.8 million, partially offset by gains realized on debt repurchased at a discount of $4.0 million and the write-off of an unamortized debt premium of $0.7 million.
For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements.”
(Income) Expense on Swaps, net
During the years ended September 30, 2021, 2020 and 2019, we recognized net (gains) losses of $(122.8) million, $187.1 million and $306.6 million, respectively, related to mark-to-market adjustments on our interest rate swaps that were not designated as hedging instruments. For additional information on our interest rate swaps, refer to Note 14 within “Notes to Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.

Income Tax Expense (Benefit)
Our effective income tax rate for fiscal 2021 was 25.7% compared to 5.5% for fiscal 2020 and (2.5)% for fiscal 2019. A reconciliation of income tax expense (benefit) with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2021	2020	2019
Computed tax (21%)	$70.8	$13.3	$33.4
Enacted tax law and changes in deferred tax rates	40.0	9.6	(9.4)
Non-deductible goodwill impairment loss	—	—	6.9
Non-deductible compensation	5.4	4.5	2.7
Transaction costs	0.1	(1.1)	2.2
State income tax expense (benefit), net of effect on federal tax	6.3	(4.3)	(0.7)
Valuation allowances	1.6	5.0	6.6
Uncertain tax positions	(1.5)	1.2	(7.9)
Net losses and basis difference attributable to equity method investment	(9.2)	(6.5)	4.4
Income tax credits	(1.7)	(2.6)	(3.0)
Rate differential on foreign income	(11.2)	(10.8)	(7.7)
Excess tax benefits for share-based payments	(6.2)	(1.4)	(33.4)
Gain on bargain purchase	(2.4)	(2.5)	—
Enhanced deduction for food donation	(0.9)	(1.5)	(0.6)
Return-to-provision and changes in prior year accruals	(2.8)	(1.5)	0.6
Other, net (none in excess of 5% of statutory tax)	(1.7)	2.1	2.0
Income tax expense (benefit)	$86.6	$3.5	$(3.9)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impacted our accounting for income taxes, such as modifications to the limitation of business interest expense deductibility for tax years beginning in 2019 and 2020.
In fiscal 2021, our effective income tax rate was impacted by enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 19% to 25%, effective April 1, 2023. During the year ended September 30, 2021, we remeasured our existing deferred tax assets and liabilities considering the 25% U.K. corporate income tax rate for future periods and recorded tax expense of $40.0 million. Other changes made to the U.K.’s tax law did not have a material impact on our financial statements during the year ended September 30, 2021. Additionally, in fiscal 2020, our effective income tax rate was impacted by enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 17% to 19%. During the year ended September 30, 2020, we remeasured our existing deferred tax assets and liabilities considering the 19% U.K. corporate income tax rate for future periods and recorded tax expense of $13.0 million.

SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which for all segments excluding BellRing Brands is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sales of businesses and facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Segment profit for BellRing Brands, as it is a publicly-traded company, is its operating profit.
Post Consumer Brands

	Fiscal 2021 compared to 2020				Fiscal 2020 compared to 2019
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$1,915.3	$1,949.1	$(33.8)	(2)%	$1,949.1	$1,875.9	$73.2	4%
Segment Profit	$316.6	$393.5	$(76.9)	(20)%	$393.5	$337.1	$56.4	17%
Segment Profit Margin	17%	20%			20%	18%
Fiscal 2021 compared to 2020
Net sales for the Post Consumer Brands segment decreased $33.8 million, or 2%, for the year ended September 30, 2021. Net sales for the year ended September 30, 2021 were positively impacted by the inclusion of incremental net sales of $121.8 million attributable to our current year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, net sales decreased $155.6 million or 8%, primarily due to 11% lower volume. This decrease in volume was primarily due to the lapping of increased purchases in the prior year driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic, broader softness across value and private label cereal products and the decision to exit certain low-margin private label business. Volume declines in private label cereal, Malt-O-Meal bag cereal, Honey Bunches of Oats and licensed and adult classic brands were partially offset by increased Pebbles volume and incremental volumes from new product innovations. Average net selling prices increased when compared to the prior year as a result of a favorable product mix, partially offset by increased trade spending. Additionally, net sales for the year ended September 30, 2021 were negatively impacted by an estimated $9.8 million in lost revenue, resulting from COVID-19 related production shutdowns and employee absences at our Battle Creek, Michigan RTE cereal facility.
Segment profit for the year ended September 30, 2021 decreased $76.9 million, or 20%, compared to the prior year. Segment profit for the year ended September 30, 2021 was negatively impacted by the inclusion of a net incremental segment loss of $3.0 million attributable to our current year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, segment profit decreased $73.9 million, or 19%, primarily driven by lower net sales, as previously discussed, higher manufacturing costs of $44.2 million (primarily due to unfavorable fixed cost absorption resulting from lower volume, partially offset by other manufacturing cost efficiencies), increased freight costs of $19.3 million (excluding volume-driven impacts), a provision for legal settlement of $15.0 million and increased raw materials costs of $5.4 million. These negative impacts were partially offset by lower advertising and consumer spending of $5.9 million, gains on sale of property of $4.0 million and lower employee-related expenses. Additionally, segment profit for the year ended September 30, 2021 was negatively impacted by lost revenue at our Battle Creek, Michigan RTE cereal facility, as previously discussed, resulting in an estimated $5.6 million in lost profit contribution.
Fiscal 2020 compared to 2019
Net sales for the Post Consumer Brands segment increased $73.2 million, or 4%, for the year ended September 30, 2020, primarily driven by 3% higher volume. This increase in volume was largely due to an increase in consumer purchases in response to the COVID-19 pandemic. At the product level, volume gains were primarily driven by gains in private label cereal, Pebbles, Malt-O-Meal bag cereal, Honey Bunches of Oats and adult and kid classic brands, partially offset by volume declines in natural and organic cereal, licensed products and government bid business. Average net selling prices increased when compared to the prior year resulting from targeted price increases and a lower promotional trade rate.
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

Weetabix

	Fiscal 2021 compared to 2020				Fiscal 2020 compared to 2019
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$477.5	$440.4	$37.1	8%	$440.4	$418.2	$22.2	5%
Segment Profit	$115.4	$112.3	$3.1	3%	$112.3	$94.8	$17.5	18%
Segment Profit Margin	24%	25%			25%	23%
Fiscal 2021 compared to 2020
Net sales for the Weetabix segment increased $37.1 million, or 8%, for the year ended September 30, 2021, primarily due to improved average net selling prices and favorable foreign exchange rates. Excluding the impact of favorable exchange rates, net sales increased $4.5 million or 1%, on 1% lower volume. The decrease in volume was driven by declines in RTE cereal products as a result of the lapping of increased purchases in the prior year driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic, partially offset by private label distribution gains and new product innovations. Average net selling prices increased primarily due to targeted price increases that went into effect in March 2020 and a favorable product mix.
Segment profit increased $3.1 million, or 3%, for the year ended September 30, 2021. This increase was driven by favorable foreign exchange rates, higher average net selling prices and lower employee-related expenses, partially offset by unfavorable input costs of $5.7 million and higher advertising and consumer spending of $2.0 million.
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
Foodservice

	Fiscal 2021 compared to 2020				Fiscal 2020 compared to 2019
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$1,615.6	$1,361.8	$253.8	19%	$1,361.8	$1,627.4	$(265.6)	(16)%
Segment Profit	$61.7	$25.6	$36.1	141%	$25.6	$198.4	$(172.8)	(87)%
Segment Profit Margin	4%	2%			2%	12%
Fiscal 2021 compared to 2020
Net sales for the Foodservice segment increased $253.8 million, or 19%, for the year ended September 30, 2021. Net sales for the year ended September 30, 2021 were positively impacted by the inclusion of incremental net sales of $45.8 million attributable to our current year acquisition of Almark. Excluding this impact, net sales increased $208.0 million, or 15%, on 5% higher volume. Volume growth was negatively impacted in the current year by reduced service levels (driven by labor shortages). Egg product sales were up $174.8 million, or 15%, with volume up 5%, driven by higher average net selling prices resulting from the pass-through of higher input costs due to increased grain markets. Egg volumes increased primarily due to increased foodservice product demand compared to the prior year as a result of the partial recovery from the COVID-19 pandemic and incremental volumes attributable to our prior year acquisition of Henningsen. Sales of side dishes were up $8.7 million, or 6%, with volume up 2%, driven by increased product demand compared to the prior year as a result of the partial recovery from the COVID-19 pandemic and higher average net selling prices resulting from targeted price increases. Sausage sales were up $6.3 million, or 41%, driven by 27% higher volume and higher average net selling prices resulting from the pass-through of higher input costs due to increased sow costs. Other product sales were up $18.2 million, or 75%, with volume up 33%, primarily due to the inclusion of incremental results attributable to our prior year acquisition of Henningsen and higher average net selling prices resulting from the decision to exit certain low-margin business.

Segment profit increased $36.1 million, or 141%, for the year ended September 30, 2021, driven by higher net sales, as previously discussed, and an insurance recovery of $6.1 million related to previously incurred business interruption losses as a result of a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020, partially offset by higher raw materials costs of $80.5 million (primarily driven by higher egg input costs due to increased grain markets), a $6.0 million loss on the disposal of certain assets related to our wastewater facility never put into service in Chaska, Minnesota, higher freight costs of $13.6 million (excluding volume-driven impacts) and increased employee-related costs. Prior year segment profit was negatively impacted by a $2.5 million insurance deductible and $0.4 million of repair and clean-up expenses due to the Bloomfield fire.
Fiscal 2020 compared to 2019
Net sales for the Foodservice segment decreased $265.6 million, or 16%, for the year ended September 30, 2020. Net sales for the year ended September 30, 2020 were positively impacted by the inclusion of incremental net sales attributable to our July 1, 2020 acquisition of Henningsen. Excluding net sales attributable to Henningsen, net sales decreased $277.9 million, or 17%, driven by 17% lower volume. The volume decline was due to lower foodservice product demand as a result of the COVID-19 pandemic. Egg product sales were down $245.5 million, or 23%, with volume down 22%, driven by 21% lower volume in the foodservice channel and lower average net selling prices in the food ingredient channel, partially offset by 4% higher volume in the food ingredient channel. Food ingredient average net selling prices decreased primarily due to lower market-based raw and liquid egg prices and short-term price reductions used to move excess inventory created by lower product demand as a result of the COVID-19 pandemic. Sales of side dishes were down $24.0 million, or 14%, with volume down 18%. Sausage sales were down $4.0 million, or 21%, with volume down 19%. Other product sales were down $4.4 million, or 20%, with volume down 20%.
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
Refrigerated Retail

	Fiscal 2021 compared to 2020				Fiscal 2020 compared to 2019
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$974.5	$961.2	$13.3	1%	$961.2	$907.3	$53.9	6%
Segment Profit	$75.9	$125.6	$(49.7)	(40)%	$125.6	$95.1	$30.5	32%
Segment Profit Margin	8%	13%			13%	10%
Fiscal 2021 compared to 2020
Net sales for the Refrigerated Retail segment increased $13.3 million, or 1%, for the year ended September 30, 2021. Net sales for the year ended September 30, 2021 were positively impacted by the inclusion of incremental net sales of $29.5 million attributable to our current year acquisitions of Almark and Egg Beaters. Excluding this impact, net sales decreased $16.2 million or 2%, with volume down 3%. Sales of side dishes increased $29.7 million, or 8%, driven by increased average net selling prices and 2% higher volume. The increase in average net selling prices was primarily due to targeted price increases and a favorable product mix. The increase in volume was driven by higher branded dinner and breakfast sides volume, partially offset by lower private label dinner sides volume resulting from the decision to exit certain low-margin business and reduced service levels (driven by labor shortage). Sausage sales decreased $8.4 million, or 6%, with volume down 8%, driven by the lapping of increased purchases in the prior year driven by increased at-home consumption in response to the COVID-19 pandemic and reduced service levels (driven by labor shortages). Cheese and other dairy case product sales were down $30.2 million, or 12%, with volume down 13%, driven by the lapping of increased purchases in the prior year driven by increased at-

home consumption in response to the COVID-19 pandemic. Egg product sales were down $1.9 million, or 1%, with volume down 2%, driven by the decision to exit certain low-margin business. Sales of other products were down $5.4 million.
Segment profit decreased $49.7 million, or 40%, for the year ended September 30, 2021. This decrease was driven by higher raw materials costs of $45.9 million for sows, cheese and eggs, increased manufacturing costs of $13.9 million and higher freight costs of $8.6 million (excluding volume-driven impacts). These negative impacts were partially offset by lower consulting fees and decreased advertising and consumer spending of $0.6 million.
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
Segment profit increased $30.5 million, or 32%, for the year ended September 30, 2020, primarily due to higher net sales, as previously discussed, and lower raw materials costs of $6.7 million (primarily due to lower sow costs, partially offset by higher cheese input costs), partially offset by increased employee-related expenses, higher manufacturing costs of $9.5 million and higher freight costs of $3.4 million.
BellRing Brands

	Fiscal 2021 compared to 2020				Fiscal 2020 compared to 2019
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net Sales	$1,247.1	$988.3	$258.8	26%	$988.3	$854.4	$133.9	16%
Segment Profit	$168.0	$164.0	$4.0	2%	$164.0	$175.1	$(11.1)	(6)%
Segment Profit Margin	13%	17%			17%	20%
Fiscal 2021 compared to 2020
Net sales for the BellRing Brands segment increased $258.8 million, or 26%, for the year ended September 30, 2021. Sales of Premier Protein products were up $207.8 million, or 25%, with volume up 24%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains for both existing and new products and strong velocities driven by promotional activity and continued category momentum. Sales of Dymatize products were up $47.4 million, or 43%, with volume up 29%. Volume increases were primarily driven by distribution gains for both existing and new products and strong velocities driven by continued category momentum and lower international and specialty channel volumes in the prior year, largely resulting from consumer reaction to the COVID-19 pandemic. Average net selling prices increased during the year ended September 30, 2021 due to a favorable product mix. Sales of all other products were up $3.6 million.
Segment profit increased $4.0 million, or 2%, for the year ended September 30, 2021. This increase was primarily driven by higher net sales, as previously discussed, and lower BellRing separation-related transaction costs of $1.7 million. These positive impacts were partially offset by higher net product costs of $38.9 million due to unfavorable raw materials, freight and manufacturing costs, accelerated amortization expense of $29.9 million related to the discontinuance of the Supreme Protein brand, restructuring and facility closure costs, including accelerated depreciation, of $5.6 million, increased advertising and promotional spending of $6.1 million and higher employee-related costs.

Fiscal 2020 compared to 2019
Net sales for the BellRing Brands segment increased $133.9 million, or 16%, for the year ended September 30, 2020. Sales of Premier Protein products were up $148.2 million, or 22%, with volume up 23%. Volume increases were driven by higher RTD protein shake product volumes which primarily related to distribution gains, lapping short-term capacity constraints in fiscal 2019, incremental promotional activity and new product introductions, partially offset by lower other RTD beverage volumes. Sales of Dymatize products were down $4.0 million, or 4%, with volume down 1%. Volumes decreased primarily due to lower international and specialty channel volumes, largely resulting from consumer reaction to the COVID-19 pandemic, partially offset by higher eCommerce volumes. Sales of all other products were down $10.3 million.
Segment profit decreased $11.1 million, or 6%, for the year ended September 30, 2020. This decrease was primarily driven by higher net product costs of $17.4 million (driven by unfavorable raw materials costs, partially offset by lower freight and manufacturing costs), increased advertising and consumer spending of $13.1 million, incremental public company costs of $8.4 million, higher employee-related expenses (including stock-based compensation expense of $6.5 million), higher warehousing costs of $3.7 million and increased BellRing separation-related transaction costs of $1.5 million. These negative impacts were partially offset by higher net sales, as previously discussed.
Other Items
General Corporate Expenses and Other

	Fiscal 2021 compared to 2020				Fiscal 2020 compared to 2019
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
General corporate expenses and other	$52.6	$109.0	$56.4	52%	$109.0	$169.6	$60.6	36%
Fiscal 2021 compared to 2020
General corporate expenses and other decreased $56.4 million, or 52%, during the year ended September 30, 2021, primarily driven by increased net gains related to mark-to-market adjustments on commodity and foreign currency hedges and warrant liabilities of $65.4 million (compared to losses in the prior year), gains related to mark-to-market adjustments on equity securities of $9.6 million and a $3.2 million net gain related to assets held for sale (compared to losses in the prior year). These positive impacts were partially offset by increased losses related to mark-to-market adjustments on deferred compensation of $8.6 million (compared to gains in the prior year), higher stock-based compensation of $6.4 million and increased third party transaction costs of $5.5 million.
Fiscal 2020 compared to 2019
General corporate expenses and other decreased $60.6 million, or 36%, during the year ended September 30, 2020, primarily driven by decreased third party transaction costs of $20.7 million, lower restructuring and facility closure costs of $18.2 million (including lower accelerated depreciation of $12.3 million), increased gains (compared to losses in fiscal 2019) related to mark-to-market adjustments on deferred compensation of $4.7 million and decreased losses on commodity and foreign currency hedges of $2.6 million. Additionally, general corporate expenses and other for the year ended September 30, 2020 were positively impacted by a gain on bargain purchase of $11.7 million related to the fiscal 2020 acquisition of Henningsen. These positive impacts were partially offset by higher stock-based compensation of $3.5 million and increased losses on assets held for sale (compared to gains in the prior year) of $3.3 million. General corporate expenses and other for the year ended September 30, 2019 were negatively impacted by costs of $1.3 million related to obtaining consents from holders of a majority of the aggregate principal amount of our outstanding 5.00% senior notes. For additional information on the consents obtained from holders of a majority of the aggregate principal amount of our outstanding 5.00% senior notes, see Note 17 within “Notes to Consolidated Financial Statements.”
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

	Fiscal 2021 compared to 2020			Fiscal 2020 compared to 2019
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	2020	2019	$ Change
Post Consumer Brands	$0.3	$2.0	$1.7	$2.0	$13.4	$11.4
Weetabix	—	0.3	0.3	0.3	7.1	6.8
BellRing Brands	5.6	—	(5.6)	—	—	—
	$5.9	$2.3	$(3.6)	$2.3	$20.5	$18.2
Gain/Loss on Assets Held for Sale
The table below shows the amount of net losses (gains) on assets held for sale attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other. In the year ended September 30, 2021, final adjustments to the fair values of our Clinton, Massachusetts manufacturing facility and certain assets at our Asheboro, North Carolina and our Corby, U.K. manufacturing facilities were recognized upon sale of the assets. In the year ended September 30, 2020, adjustments to the fair values of the Clinton, Massachusetts manufacturing facility and certain assets at our Asheboro, North Carolina manufacturing facility were recognized as a result of third party data. In the year ended September 30, 2019, final adjustments to the fair value of a portion of the Clinton, Massachusetts manufacturing facility were recognized upon the partial sale of the facility. For additional information on our assets and liabilities held for sale, refer to Note 7 within “Notes to Consolidated Financial Statements.”

	Fiscal 2021 compared to 2020			Fiscal 2020 compared to 2019
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	2020	2019	$ Change
Post Consumer Brands (a)	$0.2	$2.7	$2.5	$2.7	$(0.6)	$(3.3)
Weetabix (b)	(0.7)	—	0.7	—	—	—
	$(0.5)	$2.7	$3.2	$2.7	$(0.6)	$(3.3)
(a)Amounts included are attributable to our Clinton, Massachusetts manufacturing facility and certain assets at our Asheboro, North Carolina manufacturing facility.
(b)Amounts included are attributable to our Corby, U.K. manufacturing facility.
Impairment of Goodwill and Other Intangible Assets
During the years ended September 30, 2021 and 2020, we did not record any non-cash impairment charges related to goodwill or other intangible assets.
During the year ended September 30, 2019, we recorded a non-cash impairment charge of $63.3 million, of which $48.7 million related to the cheese reporting unit and $14.6 million related to the All Whites trademark, both of which are reported in our Refrigerated Retail segment.
For additional information on other intangible assets and goodwill, see Note 2 and Note 8, respectively, within “Notes to Consolidated Financial Statements.”
Gain on Sale of Business
During the year ended September 30, 2019, we recorded gains of $126.6 million related to the 8th Avenue Transactions, which included foreign exchange losses previously recorded in accumulated other comprehensive income of $42.1 million. For additional information on gain on sale of business, see Note 7 within “Notes to Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the reporting period (for additional information, see Notes 4, 5, 7, 17 and 21 within “Notes to Consolidated Financial Statements”) impacting our liquidity and capital resources:
Fiscal 2021
•$1,800.0 million principal value issued of 4.50% senior notes;
•$1,697.3 million principal value repaid and $74.3 million premium payment made on the extinguishment of our 5.00% senior notes;

•$393.7 million paid (including broker’s commissions and amounts settled subsequent to fiscal 2021) for the repurchase of 4.0 million shares of our common stock;
•$47.5 million received in connection with share repurchase contracts entered into in the fourth quarter of fiscal 2020;
•$63.8 million outstanding principal repaid by BellRing on its term loan (the “BellRing Term B Facility”);
•$20.0 million borrowed by BellRing under the BellRing Revolving Credit Facility;
•$50.0 million repaid by BellRing under the BellRing Revolving Credit Facility;
•BellRing entered into a second amendment to the BellRing Credit Agreement (the “BellRing Amendment”), which provided for the refinancing of the BellRing Term B Facility on substantially the same terms as in effect prior to the BellRing Amendment, except that it (i) reduced the interest rate margin by 100 basis points, resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the BellRing Credit Agreement to address the anticipated unavailability of London Interbank Offered Rate (“LIBOR”) (used to determine the interest rate for Euro-dollar rate loans) as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing repaid the BellRing Term B Facility, in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amended the BellRing Credit Agreement to reduce the effective interest rate applicable to the BellRing Term B Facility, BellRing would have paid a 1.00% premium on the amount repaid or subject to the interest rate reduction. BellRing did not repay the BellRing Term B Facility or further amend the BellRing Credit Agreement prior to August 26, 2021. In connection with the BellRing Amendment, BellRing paid $1.6 million of debt refinancing fees;
•our Revolving Credit Facility had outstanding letters of credit of $19.2 million, which reduced the available borrowing capacity under our Revolving Credit Facility to $730.8 million, at September 30, 2021; and
•amended our Credit Agreement to change the reference interest rate applicable to revolving loan borrowings in Pounds Sterling from a LIBOR-based rate to a rate based on the Sterling Overnight Index Average.
Fiscal 2020
•$1,650.0 million principal value issued of 4.625% senior notes, $22.0 million premium received;
•$1,000.0 million principal value repaid and $41.3 million premium payment made on the extinguishment of our 5.50% senior notes maturing in March 2025;
•$122.2 million principal value repaid and $8.5 million premium payment made on the extinguishment of our 8.00% senior notes;
•$1,309.5 million outstanding principal value repaid on our previously outstanding term loan;
•entered into the Credit Agreement providing for the Revolving Credit Facility in an aggregate principal amount of $750.0 million;
•$500.0 million borrowed under the Revolving Credit Facility;
•$500.0 million outstanding principal value repaid on the Revolving Credit Facility;
•$524.4 million net proceeds received by BellRing from the BellRing IPO, after deducting underwriting discounts and commissions;
•$1,225.0 million borrowed under our 2020 bridge facility agreement (the “2020 Bridge Loan”);
•$1,225.0 million principal value 2020 Bridge Loan assumed by BellRing in connection with the BellRing IPO, releasing us and our subsidiaries (other than BellRing and its subsidiaries) from any material obligations thereunder while we retained the proceeds from the 2020 Bridge Loan;
•$1,225.0 million outstanding principal value repaid by BellRing on the 2020 Bridge Loan;
•BellRing entered into the BellRing Credit Agreement providing for debt facilities consisting of a $700.0 million term B loan facility (the “BellRing Term B Facility”) and the $200.0 million BellRing Revolving Credit Facility;
•$700.0 million borrowed by BellRing under the BellRing Term B Facility;
•$195.0 million borrowed by BellRing under the BellRing Revolving Credit Facility;
•$165.0 million outstanding principal value repaid by BellRing on the BellRing Revolving Credit Facility;

•$587.8 million paid (including broker’s commissions and amounts settled subsequent to fiscal 2020) for the repurchase of 6.1 million shares of our common stock; and
•$46.4 million paid for share repurchase contracts that settled in November 2020.
Fiscal 2019
•$625.0 million principal value 2018 Bridge Loan assumed by 8th Avenue in connection with the 8th Avenue Transactions, releasing us and our subsidiaries (other than 8th Avenue and its subsidiaries) from any material obligations thereunder while we retained the proceeds from the 2018 Bridge Loan;
•$250.0 million received from a third party as part of the 8th Avenue Transactions;
•$863.0 million principal value paid on our previously outstanding term loan using the $875.0 million of proceeds received from the 8th Avenue Transactions, net of debt issuance costs paid related to the 2018 Bridge Loan and other transaction costs;
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
The following table shows cash flow data for fiscal 2021, 2020 and 2019, which is discussed below.

	Year ended September 30,
(dollars in millions)	2021	2020	2019
Cash provided by (used in):
Operating activities	$588.2	$625.6	$688.0
Investing activities	(793.6)	(218.5)	26.7
Financing activities	(167.5)	(272.0)	(652.4)
Effect of exchange rate changes on cash and cash equivalents	3.7	3.8	(2.3)
Net (decrease) increase in cash and cash equivalents	$(369.2)	$138.9	$60.0
Sources and Uses of Cash
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
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, BellRing Brands, Inc. and its subsidiaries, PHPC and PHPC Sponsor) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property.
All of our senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries, other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, BellRing Brands, Inc. and its subsidiaries, PHPC and PHPC Sponsor. These guarantees are subject to release in certain circumstances.
8th Avenue and its subsidiaries, BellRing Brands, Inc. and its subsidiaries, PHPC and PHPC Sponsor are not obligors or guarantors under our Credit Agreement or our senior notes.
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
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, current maturities of long-term debt, interest payments, research and development activities and capital expenditures. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy these future requirements.
Our cash requirements under our various contractual obligations and commitments include:
•    Debt and interest obligations – See Note 17 within “Notes to Consolidated Financial Statements” for information on our debt and the timing of future principal and interest payments. For information on our interest rate swaps that require monthly or lump sum settlements, see Note 14 within “Notes to Consolidated Financial Statements.”
•    Purchase obligations – Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company has long-term ingredient, packaging, utility and IT commitments used to support our various businesses for periods up to fiscal 2034. Minimum amounts committed to as of September 30, 2021 were $3,567.5 (with $1,382.8 due in fiscal 2022), primarily related to long-term egg contracts, dairy protein commitments, open purchase orders, share repurchases and accrued capital expenditures.
•    Leases – See Note 16 within “Notes to Consolidated Financial Statements” for information on our lease obligations and the amount and timing of future payments.
•    Pension and other postretirement benefit obligations – See Note 19 within “Notes to Consolidated Financial Statements” for information on our pension and other postretirement benefit obligations and the amount and timing of future payments.
•    Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, payments for workers compensation, general liability and auto liability claim losses, unrecognized tax benefits and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of September 30, 2021.

Operating Activities
Fiscal 2021 compared to 2020
Cash provided by operating activities for the year ended September 30, 2021 decreased by $37.4 million compared to the year ended September 30, 2020, primarily driven by unfavorable changes related to the fluctuations in the timing of sales and collections of trade receivables within our Foodservice, Refrigerated Retail and Post Consumer Brands segments, higher interest payments of $35.1 million and purchases of equity securities of $31.7 million. These cash outflows were partially offset by a decrease in the current year inventory balance within our BellRing Brands segment due to higher net sales outpacing production levels, favorable changes in the timing of payments of trade accounts payables within our Foodservice, BellRing Brands and Post Consumer Brands segments and lower payments on our interest rate swaps of $26.6 million.
Fiscal 2020 compared to 2019
Cash provided by operating activities for the year ended September 30, 2020 decreased by $62.4 million compared to the year ended September 30, 2019, primarily due to an increase in cash settlements and premiums paid (compared to cash settlements received in fiscal 2019) of $110.7 million related to our interest rate swaps, lower segment profit driven by our Foodservice and BellRing Brands segments, increased payments of employee incentives, higher advertising and promotional spending and higher interest payments of $4.4 million. These negative impacts were partially offset by favorable changes in working capital of $15.1 million, primarily related to higher cash outflows for inventory in fiscal 2019 due to inventory builds in our BellRing Brands, Foodservice and Weetabix segments, partially offset by unfavorable fluctuations in the timing of purchases and payments of trade payables, as well as lower income tax payments (net of refunds) of $10.6 million.
Investing Activities
Fiscal 2021
Cash used in investing activities for the year ended September 30, 2021 was $793.6 million. The cash outflow during the year ended September 30, 2021 was driven by the deposit of $345.0 million of proceeds received by PHPC from the PHPC IPO and the PHPC Private Placement into a trust account, net cash paid for acquisitions of $290.3 million primarily driven by our current year acquisitions of the PL RTE Cereal Business, Egg Beaters, Peter Pan and Almark, capital expenditures of $192.5 million and cash paid related to investment in partnerships of $22.1 million. These cash outflows were partially offset by proceeds from the sale of equity securities and property and assets held for sale of $34.2 million and $19.4 million, respectively. The largest individual capital expenditure project in fiscal 2021 related to to the re-construction of a building that was destroyed in a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020.
Fiscal 2020
Cash used in investing activities for the year ended September 30, 2020 was $218.5 million. The cash outflow during the year ended September 30, 2020 was driven by capital expenditures of $234.6 million, purchases of equity securities of $29.2 million and cash payments of $19.9 million related to our acquisition of Henningsen. These negative impacts were partially offset by cross-currency swap settlement proceeds received of $52.7 million largely resulting from the termination of $448.7 million notional value of cross-currency swaps that were designated as hedging instruments and insurance proceeds received of $10.0 million related to a fire at our Bloomfield, Nebraska layer facility. The largest individual capital expenditure project in fiscal 2020 related to the purchase of a previously leased manufacturing plant in Sulphur Springs, Texas.
Fiscal 2019
Cash provided by investing activities for the year ended September 30, 2019 was $26.7 million. The cash inflow during the year ended September 30, 2019 was driven by proceeds received of $266.8 million related to the 8th Avenue Transactions and cross-currency swap settlement proceeds received of $31.7 million that were designated as hedging instruments, partially offset by capital expenditures of $273.9 million. The largest individual capital expenditure project in fiscal 2019 was the construction of a new precooked egg facility in Norwalk, Iowa.
Financing Activities
Fiscal 2021
Cash used in financing activities was $167.5 million for the year ended September 30, 2021. We received proceeds of $1,800.0 million from the issuance of our 4.50% senior notes. BellRing borrowed $20.0 million under the BellRing Revolving Credit Facility. These issuances and borrowings resulted in total proceeds from the issuance of long-term debt of $1,820.0 million. In connection with the 4.50% senior notes issuance, we paid $16.8 million in debt issuance costs. We repaid the outstanding principal balance under our 5.00% senior notes and made a principal payment on a municipal bond. BellRing repaid $63.8 million of outstanding principal under the BellRing Term B Facility and repaid $50.0 million of outstanding principal under the BellRing Revolving Credit Facility, which resulted in total repayments of long-term debt of $1,812.1 million. In connection with the repayment of the 5.00% senior notes and the BellRing Amendment (discussed above), we paid

$75.9 million in debt premiums and refinancing fees. We paid $397.1 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. We received $47.5 million related to the settlement of share repurchase contracts that were entered into in fiscal 2020 and did not settle until fiscal 2021. PHPC received $345.0 million gross proceeds from the PHPC IPO and PHPC Sponsor purchased $40.0 million in PHPC Units in the PHPC IPO, which resulted in proceeds received from the PHPC IPO of $305.0 million. In connection with the PHPC IPO, PHPC incurred offering costs of $7.1 million.
Fiscal 2020
Cash used in financing activities was $272.0 million for the year ended September 30, 2020. BellRing Brands, Inc. received $524.4 million net proceeds from the BellRing IPO, after deducting underwriting discounts and commissions. We received proceeds of $1,650.0 million from the issuance of our 4.625% senior notes, borrowed $1,225.0 million under the 2020 Bridge Loan and borrowed $500.0 million under the Revolving Credit Facility. BellRing borrowed $700.0 million under the BellRing Term B Facility, at a discount of $14.0 million, and borrowed $195.0 million under the BellRing Revolving Credit Facility. These issuances and borrowings, combined with proceeds received of $2.2 million from a municipal bond, resulted in total proceeds from the issuance of long-term debt of $4,258.2 million. Additionally, we received a premium of $22.0 million related to the issuance of additional 4.625% senior notes in August 2020. In connection with the senior note issuances, borrowings and our entry into the Credit Agreement, we paid $45.3 million in debt issuance costs and deferred financing fees. We repaid the outstanding principal balances of our previously outstanding term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, repaid $500.0 million of outstanding principal borrowings on our Revolving Credit Facility and made a principal payment on the municipal bond. BellRing repaid the outstanding principal balance on the 2020 Bridge Loan, repaid $165.0 million of outstanding principal borrowings on the BellRing Revolving Credit Facility and made principal payments on the BellRing Term B Facility, which resulted in total repayments of long-term debt of $4,349.1 million. We paid premiums of $49.8 million related to the early extinguishment of our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes. In connection with the BellRing IPO, we were refunded $15.3 million of debt issuance costs paid in connection with the 2020 Bridge Loan. We paid $589.1 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of our common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020, as well as a premium paid of $46.4 million for share repurchase contracts that settled in November 2020.
Fiscal 2019
Cash used in financing activities was $652.4 million for the year ended September 30, 2019. During the year ended September 30, 2019, we received proceeds of $750.0 million from the issuance of our 5.50% senior notes maturing in December 2029. In connection with this senior notes issuance and the receipt of consents from holders of a majority of the aggregate principal amount of our outstanding 5.00% senior notes (see Note 17 within “Notes to Consolidated Financial Statements”), we paid $16.3 million in debt issuance and modification costs. We repaid $863.0 million outstanding principal value of our previously outstanding term loan, and we repurchased and retired $60.0 million principal value of our 5.625% senior notes, 5.75% senior notes and 5.00% senior notes, at a $4.0 million discount. These repayments and repurchases, combined with payments related to our capital lease, resulted in total net repayments of long-term debt of $919.1 million. Additionally, payments of $253.6 million, excluding interest, were made to former holders of shares of Bob Evans common stock who had demanded appraisal and, who at the time, had not yet been paid for their shares of Bob Evans common stock. We also paid $322.1 million, including broker’s commissions, for the repurchase of shares of our common stock and we received proceeds from the exercises of stock awards of $112.6 million.
Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of September 30, 2021, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of our revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of September 30, 2021. We do not believe non-compliance is reasonably likely in the foreseeable future.
The BellRing Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the BellRing Credit Agreement.
COMMODITY TRENDS AND SEASONALITY
Our Company is exposed to price fluctuations primarily from purchases of raw materials, including ingredients and packaging materials, energy and other inputs. Primary exposures include wheat, oats, rice, corn, other grain products, eggs, sows, pork, pasta, potatoes, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit, nuts, natural gas, propane, electricity, diesel fuel, carbon dioxide, folding cartons, corrugated boxes, flexible and rigid plastic film, trays and containers, beverage packaging, and aseptic foil and plastic lined cartonboard. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our anticipated production requirements. In addition, we may offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. Inflationary pressures also can have an adverse effect on us through higher raw material and energy costs. Inflation has accelerated during the year ended September 30, 2021, however we do not believe that inflation has had a material adverse impact on our operations for the years ended September 30, 2021, 2020 and 2019. If inflation continues to accelerate, it could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
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
CURRENCY
Certain sales and costs of our foreign operations were denominated in Pounds Sterling, Canadian Dollars, Euros, South African Rand, Kenyan Shillings, Chinese Yuan and United Arab Emirates Dirhams. Consequently, profits from these businesses can be impacted by fluctuations in the value of these currencies relative to the U.S. Dollar.
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
Business Combinations - We use the acquisition method of accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets over the purchase price is recorded as a gain on bargain purchase. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions, we normally obtain the assistance of a third party valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While we believe those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
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
At September 30, 2019, we recorded an impairment charge of $14.6 million for the All Whites trademark to adjust its carrying value to zero. The impairment charge for the All Whites trademark is the result of a strategic decision made by Refrigerated Retail management in the fourth quarter of fiscal 2019 to discontinue use of the brand name. All products previously sold under the All Whites brand name are now being marketed and sold under the Bob Evans Egg Whites brand name. No impairments of long-lived assets were recorded in the years ended September 30, 2021 or 2020.
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
In fiscal 2021, 2020 and 2019, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and appropriate royalty rates. We estimated royalty rates based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.
For the year ended September 30, 2021, we conducted impairment reviews and concluded there was no impairment of indefinite-lived intangible assets. Estimated fair value of all indefinite-lived trademarks exceeded book value by 22% or greater at September 30, 2021. Changes in the assumptions used to estimate the fair value of our indefinite-lived intangible assets could result in additional impairment charges in future periods. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in incremental impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates as a result of impacts of the COVID-19 pandemic, among other impacts, (ii) increases in the discount rate or (iii) a significant change in profitability and the corresponding royalty rate.
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
Goodwill - Goodwill represents the excess of the purchase price of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment assessment performed may be either qualitative or quantitative; however, if adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal 2021 and 2020, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units, except for BellRing Brands. We performed a qualitative test for the BellRing Brands reporting unit, and determined there were no adverse trends that could negatively impact the fair value of the business. In fiscal 2019, we elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
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
We did not record a goodwill impairment charge at September 30, 2021, as all reporting units subjected to the quantitative test passed. At September 30, 2021, the estimated fair values of such reporting units exceeded their carrying values by at least 11% (the lowest of which was Foodservice; all others exceeded their carrying values by at least 15%). Variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods. Factors that could create variances in the estimated fair value of the reporting units include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by external factors affecting demand such as changes in consumer preferences, including changes related to the COVID-19 pandemic, and consumer responses to marketing and pricing strategy, (ii) changes in product costs, including commodities, (iii) interest rate fluctuations and (iv) currency fluctuations.
We did not record a goodwill impairment charge at September 30, 2020, as all reporting units subjected to the quantitative test passed. At September 30, 2020, the estimated fair values of such reporting units exceeded their carrying values by at least 4% (the lowest of which was Foodservice; all others exceeded their carrying values by at least 13%).
For the year ended September 30, 2019, the Company recorded a charge of $48.7 million for the impairment of goodwill. The impairment charge related to the cheese reporting unit within the Refrigerated Retail segment and was primarily related to lost distribution with customers and a shift in supplier and consumer preferences to private label cheese products and away from branded cheese products. At September 30, 2019, the estimated fair values of all other reporting units exceeded their carrying values in all other cases by at least 11% (the lowest of which was Weetabix).
Pension and Other Postretirement Benefits - Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, future salary increases and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual returns on plan assets and the expected returns on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including discount rates and expected trends in healthcare costs. Changes in the discount rates and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and other postretirement benefit calculations, the assumed discount rates are determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rates (from 3.05% to 2.05% for U.S. pension; from 2.89% to 1.89% for U.S. other postretirement benefits; from 3.32% to

2.32% for Canadian pension; from 3.45% to 2.45% for Canadian other postretirement benefits and from 2.05% to 1.05% for other international pension) would have increased the recorded benefit obligations at September 30, 2021 by approximately $200 million for pensions and approximately $9 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 5.40% to 4.40% for U.S.; from 5.25% to 4.25% for Canadian and from 2.38% to 1.38% for other international) would have increased the net periodic benefit cost for the pension plans by approximately $12 million. We expect to contribute $0.4 million to the combined pension plans in fiscal 2022. No contributions to our postretirement medical benefit plans are expected in fiscal 2022. Contributions beyond fiscal 2022 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. See Note 19 within “Notes to Consolidated Financial Statements” for more information about pension and other postretirement benefit assumptions.
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
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials, energy and fuel and supplies. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $17 million and $11 million as of September 30, 2021 and 2020, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 14 within “Notes to Consolidated Financial Statements.”

Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of September 30, 2020, a hypothetical 10% adverse change in the expected Euro-GBP and USD-GBP exchange rates would have reduced the fair value of the Company’s foreign currency related derivatives portfolio by an immaterial amount and approximately $3 million, respectively. The Company did not hold any foreign currency related derivatives at September 30, 2021.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 14 within “Notes to Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of September 30, 2021, the Company has principal value of indebtedness of $7,057.6 million related to its senior notes, a municipal bond and the BellRing Term B Facility. At September 30, 2021, Post’s Revolving Credit Facility and the BellRing Revolving Credit Facility had available borrowing capacity of $730.8 million and $200.0 million, respectively. Of the total $7,057.6 million outstanding indebtedness, $6,440.2 million bears interest at a weighted-average fixed interest rate of 5.1%. As of September 30, 2020, the Company had principal value of indebtedness of $7,049.7 million related to its senior notes, a municipal bond, the BellRing Term B Facility and the BellRing Revolving Credit Facility. Of the total $7,049.7 million outstanding indebtedness, $6,337.5 million bore interest at a weighted-average fixed interest rate of 5.2%.
As of September 30, 2021 and 2020, the fair value of the Company’s total debt was $7,210.5 million and $7,277.8 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $38 million and $14 million as of September 30, 2021 and 2020, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have increased both interest expense and interest paid on variable rate debt by an immaterial amount during the years ended September 30, 2021 and 2020.
For additional information regarding the Company’s debt, refer to Note 17 within “Notes to Consolidated Financial Statements.”
Interest rate swaps
As of September 30, 2021 and 2020, the Company had interest rate swaps with a notional value of $2,099.3 million and $2,721.0 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $11 million and $19 million as of September 30, 2021 and 2020, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 14 within “Notes to Consolidated Financial Statements.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Post Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the acquired private label RTE cereal business, the acquired Egg Beaters liquid egg brand, the acquired Almark business, and the acquired Peter Pan nut butter brand (collectively, “the fiscal 2021 acquisitions”) from its assessment of internal control over financial reporting as of September 30, 2021 because they were acquired by the Company in purchase business combinations during fiscal 2021. We have also excluded the fiscal 2021 acquisitions from our audit of internal control over financial reporting. The fiscal 2021 acquisitions whose total assets (excluding goodwill and intangible assets) and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 2% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2021.
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
Goodwill Impairment Assessment– Foodservice Reporting Unit
As described in Note 8 to the consolidated financial statements, the Company’s goodwill balance was $4,567.5 million and the goodwill associated with the Foodservice Reporting Unit was $1,355.0 million as of September 30, 2021. Management conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. As disclosed by management, the goodwill impairment assessment requires an entity to compare the fair value of each reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount of goodwill exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The estimated fair value of the reporting unit was determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and the discount rate. The market approach is based on a market multiple (revenue and earnings before interest, income taxes, depreciation and amortization, “EBITDA”) and requires an estimate of multiples based on market data.
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
November 19, 2021

We have served as the Company’s auditor since 2011.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2021	2020	2019
Net Sales	$6,226.7	$5,698.7	$5,681.1
Cost of goods sold	4,412.4	3,911.3	3,889.0
Gross Profit	1,814.3	1,787.4	1,792.1
Selling, general and administrative expenses	974.1	934.3	911.6
Amortization of intangible assets	194.4	160.3	161.3
Gain on sale of business	—	—	(126.6)
Impairment of goodwill and other intangible assets	—	—	63.3
Other operating (income) expenses, net	(9.9)	(7.7)	1.5
Operating Profit	655.7	700.5	781.0
Interest expense, net	375.8	388.6	322.4
Loss on extinguishment and refinancing of debt, net	94.8	72.9	6.1
(Income) expense on swaps, net	(122.8)	187.1	306.6
Other income, net	(29.3)	(11.5)	(13.2)
Earnings before Income Taxes and Equity Method Loss	337.2	63.4	159.1
Income tax expense (benefit)	86.6	3.5	(3.9)
Equity method loss, net of tax	43.9	30.9	37.0
Net Earnings Including Noncontrolling Interests	206.7	29.0	126.0
Less: Net earnings attributable to noncontrolling interests	40.0	28.2	1.3
Net Earnings	166.7	0.8	124.7
Less: Preferred stock dividends	—	—	3.0
Net Earnings Available to Common Shareholders	$166.7	$0.8	$121.7

Earnings per Common Share:
Basic	$2.42	$0.01	$1.72
Diluted	$2.38	$0.01	$1.66

Weighted-Average Common Shares Outstanding:
Basic	64.2	68.9	70.8
Diluted	65.3	70.1	75.1

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2021	2020	2019
Net Earnings Including Noncontrolling Interest	$206.7	$29.0	$126.0
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	(8.1)	(36.8)	(12.5)
Reclassifications to net earnings	(0.6)	(2.2)	(3.1)
Hedging adjustments:
Net gain on derivatives	—	22.5	40.5
Reclassifications to net earnings	2.3	8.2	(31.0)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	77.4	72.3	(95.3)
Reclassifications to net earnings (see Note 7)	—	—	42.1
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	1.9	7.5	3.4
Reclassification to net earnings	0.2	0.6	0.9
Hedging adjustments:
Net gain on derivatives	—	(5.4)	(10.1)
Reclassification to net earnings	(0.6)	(1.9)	7.7
Total Other Comprehensive Income (Loss) Including Noncontrolling Interests	$72.5	$64.8	$(57.4)
Less: Comprehensive income attributable to noncontrolling interests	40.3	25.5	1.3
Total Comprehensive Income	$238.9	$68.3	$67.3

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$817.1	$1,187.9
Restricted cash	7.1	5.5
Receivables, net	553.9	441.6
Inventories	594.5	599.4
Prepaid expenses and other current assets	113.5	53.4
Total Current Assets	2,086.1	2,287.8
Property, net	1,839.4	1,779.7
Goodwill	4,567.5	4,438.6
Other intangible assets, net	3,147.5	3,197.5
Equity method investments	70.7	114.1
Investments held in trust	345.0	—
Other assets	358.5	329.0
Total Assets	$12,414.7	$12,146.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$117.4	$64.9
Accounts payable	473.7	367.9
Other current liabilities	458.1	541.6
Total Current Liabilities	1,049.2	974.4
Long-term debt	6,922.8	6,959.0
Deferred income taxes	863.9	784.5
Other liabilities	519.6	599.8
Total Liabilities	9,355.5	9,317.7

Commitments and Contingencies (See Note 18)

Redeemable noncontrolling interest	305.0	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 50.0 shares authorized, zero shares issued and outstanding in each year	—	—
Common stock, $0.01 par value, 300.0 shares authorized, 63.1 and 66.4 shares outstanding, respectively	0.9	0.8
Additional paid-in capital	4,253.5	4,182.9
Retained earnings	347.3	208.6
Accumulated other comprehensive income (loss)	42.9	(29.3)
Treasury stock, at cost, 22.0 and 18.0 shares, respectively	(1,902.2)	(1,508.5)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,742.4	2,854.5
Noncontrolling interests	11.8	(25.5)
Total Shareholders’ Equity	2,754.2	2,829.0
Total Liabilities and Shareholders’ Equity	$12,414.7	$12,146.7

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2021	2020	2019
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$206.7	$29.0	$126.0
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	420.2	370.3	379.6
Gain on sale of business	—	—	(126.6)
Loss on extinguishment and refinancing of debt, net	94.8	72.9	6.1
Impairment of goodwill and other intangible assets	—	—	63.3
Unrealized (gain) loss on interest rate swaps, foreign exchange contracts and warrant liabilities, net	(172.8)	125.5	293.1
Non-cash stock-based compensation expense	55.8	49.7	38.9
Equity method loss, net of tax	43.9	30.9	37.0
Deferred income taxes	59.2	(43.6)	(80.3)
Other, net	(3.5)	1.4	8.7
Other changes in operating assets and liabilities, net of business acquisitions and held for sale assets and liabilities:
(Increase) decrease in receivables	(111.0)	20.3	19.3
Decrease (increase) in inventories	54.5	(4.6)	(97.9)
(Increase) decrease in prepaid expenses and other current assets	(74.1)	(27.3)	20.7
Decrease in other assets	8.4	5.0	0.2
(Decrease) increase in accounts payable and other current liabilities	(9.1)	(26.8)	4.4
Increase (decrease) in non-current liabilities	15.2	22.9	(4.5)
Net Cash Provided by Operating Activities	588.2	625.6	688.0
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(290.3)	(19.9)	—
Additions to property	(192.5)	(234.6)	(273.9)
Proceeds from sale of property and assets held for sale	19.4	2.5	2.1
Proceeds from sale of businesses	—	—	266.8
Insurance proceeds on property losses	7.7	10.0	—
Purchases of equity securities	(5.0)	(29.2)	—
Sale of equity securities	34.2	—	—
Investments in partnerships	(22.1)	—	—
Investment of subsidiary initial public offering proceeds into trust account	(345.0)	—	—
Cross-currency swap cash settlements	—	52.7	31.7
Net Cash (Used in) Provided by Investing Activities	(793.6)	(218.5)	26.7
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,820.0	4,258.2	750.0
Repayments of long-term debt	(1,812.1)	(4,349.1)	(919.1)
Payments to appraisal rights holders	—	(3.8)	(253.6)
Purchases of treasury stock	(397.1)	(589.1)	(322.1)
Proceeds from initial public offering	305.0	524.4	—
Payment of initial public offering costs	(7.1)	—	—
Premium from issuance of long-term debt	—	22.0	—
Payments of debt issuance costs, deferred financing fees and modification costs	(16.8)	(45.3)	(16.3)
Refund of debt issuance costs	—	15.3	7.8
Payments of debt premiums and refinancing fees	(75.9)	(49.8)	—
Proceeds from exercise of stock awards	7.6	3.9	112.6
Cash received from share repurchase contracts	47.5	—	—
Cash paid for share repurchase contracts	—	(46.4)	—
Other, net	(38.6)	(12.3)	(11.7)
Net Cash Used in Financing Activities	(167.5)	(272.0)	(652.4)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3.7	3.8	(2.3)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(369.2)	138.9	60.0
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	1,193.4	1,054.5	994.5
Cash, Cash Equivalents and Restricted Cash, End of Year	$824.2	$1,193.4	$1,054.5

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Post Holdings, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Retirement Benefit Adjustments, net of tax	Hedging Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Non-Controlling Interests	Total Shareholders’ Equity
Balance, September 30, 2018	3.2	$—	66.7	$0.8	$3,590.9	$88.0	$37.9	$37.4	$(114.7)	$(589.9)	$10.1	$3,060.5
Net earnings	—	—	—	—	—	124.7	—	—	—	—	—	124.7
Adoption of accounting standards updates	—	—	—	—	—	(0.9)	—	—	—	—	—	(0.9)
Preferred stock dividends declared	—	—	—	—	—	(4.0)	—	—	—	—	—	(4.0)
Preferred stock conversion	(3.2)	—	5.9	—	(0.1)	—	—	—	—	—	—	(0.1)
Activity under stock and deferred compensation plans	—	—	2.8	—	105.1	—	—	—	—	—	—	105.1
Non-cash stock-based compensation expense	—	—	—	—	38.9	—	—	—	—	—	—	38.9
Purchases of treasury stock	—	—	(3.3)	—	—	—	—	—	—	(330.8)	—	(330.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1.3	1.3
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(11.3)	—	—	—	—	(11.3)
Net change in hedges, net of tax	—	—	—	—	—	—	—	7.1	—	—	—	7.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(53.2)	—	—	(53.2)
Balance, September 30, 2019	—	$—	72.1	$0.8	$3,734.8	$207.8	$26.6	$44.5	$(167.9)	$(920.7)	$11.4	$2,937.3
Net earnings	—	—	—	—	—	0.8	—	—	—	—	—	0.8
Activity under stock and deferred compensation plans	—	—	0.4	—	(8.3)	—	—	—	—	—	0.1	(8.2)
Non-cash stock-based compensation expense	—	—	—	—	47.2	—	—	—	—	—	2.5	49.7
Purchases of treasury stock	—	—	(6.1)	—	—	—	—	—	—	(587.8)	—	(587.8)
Initial public offering	—	—	—	—	455.6	—	—	—	—	—	(65.0)	390.6
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	28.2	28.2
Cash paid for share repurchase contracts	—	—	—	—	(46.4)	—	—	—	—	—	—	(46.4)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(30.9)	—	—	—	—	(30.9)
Net change in hedges, net of tax	—	—	—	—	—	—	—	25.8	—	—	(2.4)	23.4

Foreign currency translation adjustments	—	—	—	—	—	—	—	—	72.6	—	(0.3)	72.3
Balance, September 30, 2020	—	$—	66.4	$0.8	$4,182.9	$208.6	$(4.3)	$70.3	$(95.3)	$(1,508.5)	$(25.5)	$2,829.0
Net earnings	—	—	—	—	—	166.7	—	—	—	—	—	166.7
Post Holdings Partnering Corporation deemed dividend	—	—	—	—	—	(28.0)	—	—	—	—	—	(28.0)
Activity under stock and deferred compensation plans	—	—	0.7	0.1	(28.1)	—	—	—	—	—	(0.8)	(28.8)
Non-cash stock-based compensation expense	—	—	—	—	51.2	—	—	—	—	—	4.6	55.8
Purchases of treasury stock	—	—	(4.0)	—	—	—	—	—	—	(393.7)	—	(393.7)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	34.2	34.2
Cash received from share repurchase contracts	—	—	—	—	47.5	—	—	—	—	—	—	47.5
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(6.6)	—	—	—	—	(6.6)
Net change in hedges, net of tax	—	—	—	—	—	—	—	1.1	—	—	0.6	1.7
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	77.7	—	(0.3)	77.4
Balance, September 30, 2021	—	$—	63.1	$0.9	$4,253.5	$347.3	$(10.9)	$71.4	$(17.6)	$(1,902.2)	$11.8	$2,754.2

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share information or where indicated otherwise)
NOTE 1 — BACKGROUND
Post Holdings, Inc. (“Post” or the “Company”) is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice, food ingredient and convenient nutrition food categories. The Company also participates in the private brand food category, including through its investment with third parties in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). The Company’s products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce. As of September 30, 2021, Post operates in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and BellRing Brands. The Post Consumer Brands segment includes the North American ready-to-eat (“RTE”) cereal and Peter Pan nut butters businesses; the Weetabix segment includes primarily the United Kingdom (the “U.K.”) RTE cereal and muesli business; the Foodservice segment includes primarily egg and potato products; the Refrigerated Retail segment includes primarily side dish, egg, cheese and sausage products; and the BellRing Brands segment includes ready-to-drink (“RTD”) protein shakes and other RTD beverages, powders and nutrition bars.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated and non-consolidated subsidiaries.
The Company completed its acquisitions of the Egg Beaters liquid egg brand (“Egg Beaters”) and the Peter Pan nut butter brand (“Peter Pan”) on May 27, 2021 and January 25, 2021, respectively. The year-end close date for both Egg Beaters and Peter Pan was September 26, 2021. As the amounts associated with the additional four days are immaterial, results of these entities have not been adjusted to conform with Post’s fiscal calendar.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the operations of Post and its consolidated subsidiaries. All intercompany transactions have been eliminated.
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
Business Combinations — The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the Company’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets over the purchase price is recorded as a gain on bargain purchase.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months.
Restricted Cash — Restricted cash includes items such as cash deposits which serve as collateral for certain commodity hedging contracts as well as the Company’s high deductible workers’ compensation insurance program.
Receivables — Receivables are reported at net realizable value. This value includes appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate an allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and an evaluation of customer accounts for potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or are otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2021 and 2020, the Company did not have off-balance sheet credit exposure related to its customers. The Weetabix segment sells certain receivables to third party institutions without recourse. Receivables sold during the years ended September 30, 2021 and 2020 were $140.2 and $125.0, respectively.

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
Restructuring Expenses — Restructuring charges and related charges principally consist of one-time termination benefits, severance, contract termination benefits, accelerated stock compensation and other employee separation costs and accelerated depreciation. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans. Depreciation expense related to assets that will be disposed of or idled as a part of the restructuring activity is accelerated through the expected date of the asset shut down. See Note 6 for information about restructuring expenses.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 29 years for machinery and equipment; 1 to 35 years for buildings, building improvements and leasehold improvements; and 1 to 7 years for software. Total depreciation expense was $224.7, $209.6 and $218.3 in fiscal 2021, 2020 and 2019, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating expenses, net” in the Consolidated Statements of Operations. Repair and maintenance costs incurred in connection with ongoing and planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2021	2020
Land and land improvements	$106.9	$93.1
Buildings and leasehold improvements	944.9	880.5
Machinery and equipment	1,962.2	1,766.8
Software	113.5	111.4
Construction in progress	112.0	127.4
	3,239.5	2,979.2
Accumulated depreciation	(1,400.1)	(1,199.5)
	$1,839.4	$1,779.7
Other Intangible Assets — Other intangible assets consist primarily of customer relationships, trademarks and brands acquired in business combinations and include both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $194.4, $160.3 and $161.3 in fiscal 2021, 2020 and 2019, respectively. For the definite-lived intangible assets recorded as of September 30, 2021, amortization expense of $166.0, $165.9, $164.6, $163.3 and $163.3 is expected for fiscal 2022, 2023, 2024, 2025 and 2026, respectively. Other intangible assets consisted of:

	September 30, 2021			September 30, 2020
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$2,341.7	$(791.7)	$1,550.0	$2,304.8	$(681.9)	$1,622.9
Trademarks and brands	843.0	(303.8)	539.2	795.0	(266.9)	528.1
Other	3.1	(3.1)	—	3.1	(3.1)	—
	3,187.8	(1,098.6)	2,089.2	3,102.9	(951.9)	2,151.0
Not subject to amortization:
Trademarks and brands	1,058.3	—	1,058.3	1,046.5	—	1,046.5
	$4,246.1	$(1,098.6)	$3,147.5	$4,149.4	$(951.9)	$3,197.5
In December 2020, the Company finalized its plan to discontinue the Supreme Protein brand and related sales of Supreme Protein products, which are included in the BellRing Brands segment (see Note 22). In connection with the discontinuance, the Company updated the useful lives of the customer relationships and trademarks associated with the Supreme Protein brand to reflect the remaining period in which the Company continued to sell existing Supreme Protein product inventory. Accelerated amortization of $29.9 was recorded during the year ended September 30, 2021 resulting from the updated useful lives of the customer relationships and trademarks associated with the Supreme Protein brand, which were fully amortized and written off as of September 30, 2021.
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
In addition, definite-lived assets are tested for recoverability when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identifiable. In general, an asset group is deemed impaired and written down to its fair value if estimated related undiscounted future cash flows are less than its carrying amount. See Note 8 for information about goodwill impairments.
For the years ended September 30, 2021 and 2020, the Company conducted impairment reviews and concluded there were no impairments of other intangible assets as of September 30, 2021 or 2020.
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
These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 15. The trademark impairment loss is reported in “Impairment of goodwill and other intangible assets” in the Consolidated Statement of Operations.
Deferred Compensation Investments — The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in substantially the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts into or out of each of the designated deferral options at any time, these investments are stated at fair value in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheets (see Note 15). Both realized and unrealized gains and losses on these assets are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability.
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
Gains and losses on cash flow hedges are recorded in other comprehensive income or loss (“OCI”) and are reclassified to the Consolidated Statements of Operations in conjunction with the recognition of the underlying hedged item. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value are recorded in OCI and subsequently recognized in earnings when the foreign operation is liquidated. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized immediately in the Consolidated Statements of Operations. Cash flows from derivatives that are accounted for as hedges and cash flows on derivatives utilized as economic hedges are classified in the same category on the Consolidated Statements of Cash Flows as the item being hedged or on a basis consistent with the nature of the instrument.
Leases — The Company leases office space, certain warehouses and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. In conjunction with the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” on October 1, 2019, the policy for lease accounting was updated. For fiscal 2021 and 2020, a summary of the Company’s lease policy was as follows:
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
ROU assets are recorded as “Other assets” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term and is included in either “Cost of goods sold” or “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.
The Company utilized the cumulative effect adjustment method of adoption and, accordingly, recorded ROU assets and lease liabilities of $158.1 and $168.2, respectively, on the balance sheet at October 1, 2019. The Company elected the following practical expedients in accordance with Accounting Standards Codification (“ASC”) Topic 842, “Leases”:
•Reassessment elections — The Company elected the package of practical expedients and did not reassess whether any existing contracts are or contain a lease, provided a lease analysis was conducted under ASC Topic 840, “Leases.” To the extent leases were identified under ASC Topic 840, the Company did not reassess the classification of those leases. Additionally, to the extent initial direct costs were capitalized under ASC Topic 840 and are not amortized as a result of the implementation of ASC Topic 842, they were not reassessed.
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
Prior to the adoption of these ASUs, the Company accounted for leases in accordance with ASC Topic 840.
Revenue — The Company recognizes revenue when performance obligations have been satisfied by transferring control of the goods to customers. Control is generally transferred upon delivery of the goods to the customer. At the time of delivery, the customer is invoiced using previously agreed-upon credit terms. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed fulfillment activities and are accounted for as fulfillment costs. The Company’s contracts with customers generally contain one performance obligation.

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
The following table summarizes the impact of the Company’s adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on a modified retrospective basis in the Company’s Consolidated Statement of Operations for the year ended September 30, 2019, the year of adoption. As a result of the adoption, certain payments to customers totaling $26.1 in the year ended September 30, 2019 previously classified in “Selling, general, and administrative expenses” were classified as “Net Sales” in the Consolidated Statement of Operations. These payments to customers relate to trade advertisements that support the Company’s sales to customers. In accordance with ASU 2014-09, these payments were determined not to be distinct within the customer contracts and, as such, require classification within net sales. Additionally, in the year ended September 30, 2019, the Company recognized revenue of $1.2 that was deferred upon the adoption of ASU 2014-09 in accordance with the satisfaction of the related performance obligation. The recognition of unearned revenue is included in “Net Sales” in the Company’s Consolidated Statement of Operations for the year ended September 30, 2019. No material changes to the balance sheet were required by the adoption of ASU 2014-09.

	Year Ended September 30, 2019
	As Reported Under ASC Topic 606	As Reported Under Prior Guidance	Impact of Adoption
Net Sales	$5,681.1	$5,706.0	$(24.9)
Cost of goods sold	3,889.0	3,889.0	—
Gross Profit	1,792.1	1,817.0	(24.9)
Selling, general and administrative expenses	911.6	937.7	(26.1)
Amortization of intangible assets	161.3	161.3	—
Gain on sale of business	(126.6)	(126.6)	—
Impairment of goodwill and other intangible assets	63.3	63.3	—
Other operating expenses, net	1.5	1.5	—
Operating Profit	$781.0	$779.8	$1.2
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs (including the Company-owned fleet) and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $184.7, $177.8 and $170.1 in fiscal 2021, 2020 and 2019, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising, such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized to the statement of operations over the time the advertising takes place. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were $1.1 and $1.3 as of September 30, 2021 and 2020, respectively.
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
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have an impact on the Company’s results of operations, OCI, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.
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
NOTE 4 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
On May 28, 2021, the Company and Post Holdings Partnering Corporation, a newly formed special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. PHPC Sponsor, LLC, a wholly-owned subsidiary of the Company (“PHPC Sponsor”), purchased 4.0 of the 30.0 PHPC Units in the initial public offering on May 28, 2021 for $40.0. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units could elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the completion of the PHPC IPO.
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
In addition, the Company, through PHPC Sponsor’s ownership of 8.6 shares of Series F common stock of PHPC, $0.0001 par value per share, has certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s certificate of incorporation.
In connection with the completion of the initial public offering on May 28, 2021, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), providing for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock, of $0.0001 par value per share, and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of $10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
In determining the accounting treatment of the Company’s equity interest in PHPC, management concluded that PHPC is a variable interest entity (“VIE”) as defined by ASC Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. PHPC Sponsor is the primary beneficiary of PHPC as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from PHPC, as well as the power to direct a majority of the activities that significantly impact PHPC’s economic performance, including target identification. As such, PHPC is fully consolidated into the Company’s financial statements.
Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, representing the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, is required by the underwriting agreement to be maintained in the trust account. These proceeds will be invested only in U.S. treasury securities. In connection with the trust account, the Company reported “Investments held in trust” of $345.0 on the Consolidated Balance Sheet at September 30, 2021 and “Investment of subsidiary initial public offering proceeds into trust account” on the Consolidated Statement of Cash Flows for the year ended September 30, 2021.
The public stockholders’ ownership of PHPC equity represents a noncontrolling interest (“NCI”) to the Company, which is classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock is redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net income or loss, OCI and distributions or (ii) the redemption value. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account and not previously released to PHPC to pay taxes. As of September 30, 2021, the carrying amount of the redeemable NCI was recorded at its redemption value of $305.0. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend and are recorded to “Retained earnings” on the Consolidated Balance Sheet.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $16.9 was recorded to the redeemable NCI and $1.0 was reported in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended September 30, 2021. Of the $17.9 offering costs incurred, $10.7 were deferred underwriting commissions that will become payable to the underwriters solely in the event that PHPC completes a partnering transaction and were included in “Other liabilities” on the Consolidated Balance Sheet at September 30, 2021. Additionally, the initial valuation of the PHPC Warrants of $16.9 was also recorded to redeemable NCI. For additional information on the financial statement impacts of the PHPC Warrants, see Notes 14 and 15.

As of September 30, 2021, the Company beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
The following table summarizes the effects of changes in ownership of PHPC on the Company’s equity:

Year Ended September 30, 2021
PHPC IPO offering costs	$(16.9)
Initial valuation of PHPC Warrants	(16.9)
Net earnings attributable to redeemable NCI	5.8
PHPC deemed dividend	$(28.0)
The following table summarizes the changes to the Company’s redeemable NCI. The period as of and for the year ended September 30, 2021 represents the period beginning May 28, 2021, the effective date of the PHPC IPO, and ending September 30, 2021.

Year Ended September 30, 2021
Balance, beginning of year	$—
Impact of PHPC IPO (a)	271.2
Net earnings	5.8
PHPC deemed dividend	28.0
Balance, end of year	$305.0
(a)The impact of the PHPC IPO includes the value of PHPC Units owned by public stockholders of $305.0 less offering costs of $16.9 and the initial valuation of PHPC Warrants of $16.9.
BellRing
On October 21, 2019, BellRing Brands, Inc. (“BellRing”), a subsidiary of the Company, closed its initial public offering (the “BellRing IPO”) of 39.4 shares of its Class A common stock, $0.01 par value per share (the “BellRing Class A Common Stock”). BellRing received net proceeds from the BellRing IPO of $524.4, after deducting underwriting discounts and commissions. As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO (the “BellRing Formation Transactions”), BellRing became a publicly-traded company with the BellRing Class A Common Stock being traded on the NYSE under the ticker symbol “BRBR” and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of BellRing LLC’s non-voting membership; units (the “BellRing LLC units”), with Post owning 71.2% of the Belling LLC units and one share of BellRing’s Class B common stock, $0.01 par value per share (the “BellRing Class B Common Stock” and, collectively with the BellRing Class A Common Stock, the “BellRing Common Stock”). The BellRing Class B Common Stock has voting rights but no rights to dividends or other economic rights. For so long as the Company (other than BellRing and its subsidiaries) directly owns more than 50% of the BellRing LLC units, the BellRing Class B Common Stock represents 67% of the combined voting power of the BellRing Common Stock, which provides the Company control over BellRing’s board of directors and results in the full consolidation of BellRing and its subsidiaries into the Company’s financial statements. The remaining interest in BellRing’s consolidated net income and net assets are allocated to NCI. The BellRing LLC units held by the Company include a redemption feature that allows the Company to, at BellRing LLC’s option (as determined by its board of managers), redeem BellRing LLC units for either (i) BellRing Class A Common Stock or (ii) cash equal to the market value of the BellRing Class A Common Stock at the time of redemption. The Company incurred separation-related expenses of $1.8, $2.5 and $6.7 during the years ended September 30, 2021, 2020 and 2019, respectively. These expenses generally included third party costs for due diligence, advisory services and government filing fees and were recorded as “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The term “BellRing” as used herein generally refers to BellRing Brands, Inc.; however, in discussions related to debt facilities and interest rate swaps, the term “BellRing” refers to BellRing Brands, LLC. BellRing LLC is the holding company for the Company’s historical active nutrition business, reported herein as the BellRing Brands segment and reported historically as the Active Nutrition segment.

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
As of September 30, 2021 and 2020, the Company owned 71.2% of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within the Company’s financial statements, and the remaining 28.8% of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the BellRing Class A Common Stock), were allocated to NCI.
The following table summarizes the effects of changes in ownership of BellRing on the Company’s equity:

	Year Ended September 30,
	2021	2020
Increase in additional paid-in capital related to net proceeds from BellRing IPO	$—	$524.4
Increase in additional paid-in capital related to establishment of NCI	—	65.0
Decrease in additional paid-in capital related to tax effects of BellRing IPO	—	(133.8)
Net transfers from NCI	$—	$455.6
8th Avenue
On October 1, 2018, 8th Avenue was separately capitalized by Post and third parties through a series of transaction (the “8th Avenue Transactions”), and 8th Avenue became the holding company for Post’s historical private brands business. The Company has a 60.5% common equity retained interest in 8th Avenue that is accounted for using the equity method. In determining the accounting treatment of the retained interest, management concluded that 8th Avenue was not a variable interest entity as defined by ASC Topic 810, “Consolidation,” and as such, 8th Avenue was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by a third party associated with the governance of 8th Avenue. However, the Company does retain significant influence, and therefore, the use of the equity method of accounting is required.
The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Year Ended September 30,
	2021	2020	2019
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(60.6)	$(38.9)	$(46.7)
	60.5%	60.5%	60.5%
Equity method loss available to Post	$(36.7)	$(23.5)	$(28.3)
Less: Amortization of basis difference, net of tax (a)	6.8	6.9	8.8
Equity method loss, net of tax	$(43.5)	$(30.4)	$(37.1)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a total basis difference of $70.3. The basis difference related to inventory of $2.0, net of tax, was included in equity method loss in the year ended September 30, 2019. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted average useful lives of the assets. At September 30, 2021 and 2020, the remaining basis difference to be amortized was $47.8 and $54.6, respectively.

Summarized financial information of 8th Avenue is presented in the following tables.

	Year Ended September 30,
	2021	2020	2019
Net sales	$900.8	$924.2	$838.5
Gross profit	$132.3	$160.0	$139.6

Net loss	$(24.3)	$(6.4)	$(17.6)
Less: Preferred stock dividend	36.3	32.5	29.1
Net Loss Available to 8th Avenue Common Shareholders	$(60.6)	$(38.9)	$(46.7)

		Year Ended September 30,
		2021	2020
Current assets		$282.8	$251.5
Other assets		903.0	830.1
Total Assets		$1,185.8	$1,081.6

Current portion of long-term debt		$6.5	$5.2
Accounts payable and other current liabilities		131.7	113.3
Long-term debt		780.0	663.3
Other liabilities		63.0	71.6
Total Liabilities		981.2	853.4
Preferred stock		97.9	61.6
Other shareholders’ equity		106.7	166.6
Shareholders’ Equity		204.6	228.2
Total Liabilities and Shareholders’ Equity		$1,185.8	$1,081.6
Prior to the 8th Avenue Transactions, Post’s historical private brands business used certain functions and services performed by the Company. These functions and services included information systems, sales and marketing, procurement, accounting shared services, legal, tax, human resources, payroll and cash management. After the completion of the 8th Avenue Transactions, the Company continues to provide many of these services to 8th Avenue under a master services agreement (the “MSA”). In addition, Post and a third party each provide certain advisory services to 8th Avenue for a fee. During the years ended September 30, 2021, 2020 and 2019, the Company recorded MSA and advisory income of $3.5, $3.9 and $4.1, respectively, which was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
During the years ended September 30, 2021, 2020 and 2019, the Company had net sales to 8th Avenue of $6.7, $5.7 and $4.7, respectively, and purchases from and royalties paid to 8th Avenue of $54.1, $9.9 and $9.4 respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $66.6 and $110.1 at September 30, 2021 and 2020, respectively, and was included in “Equity method investments” on the Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $4.6, $1.2 and $0.7, respectively, at September 30, 2021, and current receivables, current payables and a long-term liability of $3.2, $0.6 and $0.7, respectively, at September 30, 2020. The current receivables, current payables and long-term liability, which related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases, were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Consolidated Balance Sheets.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method (loss) earnings, net of tax attributable to Alpen was $(0.4), $(0.5) and $0.1 for the years ended September 30, 2021, 2020 and 2019, respectively, and was included in “Equity method loss, net of tax” in the

Consolidated Statements of Operations. The investment in Alpen was $4.1 and $4.0 at September 30, 2021 and 2020, respectively, and was included in “Equity method investments” on the Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.5 at both September 30, 2021 and 2020, which was included in “Other assets” on the Consolidated Balance Sheets.
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
Fiscal 2021
On June 1, 2021, the Company completed its acquisition of the private label RTE cereal business from TreeHouse Foods, Inc. (the “PL RTE Cereal Business”) for $85.0, subject to inventory and other adjustments, resulting in a payment at closing of $88.0. The acquisition was completed using cash on hand. The PL RTE Cereal Business is reported in the Post Consumer Brands segment (see Note 22). Based on the preliminary purchase price allocation, the Company identified and recorded $99.5 of net assets, which exceeded the purchase price paid for the PL RTE Cereal Business. As a result, the Company recorded a gain of $11.5, which was reported as “Other operating (income) expenses, net” in the Consolidated Statement of Operations for the year ended September 30, 2021. Net sales and operating loss included in the Consolidated Statement of Operations attributable to the PL RTE Cereal Business was $63.1 and $7.9, respectively, for the year ended September 30, 2021.
On May 27, 2021, the Company completed its acquisition of Egg Beaters from Conagra Brands, Inc. for $50.0, subject to working capital and other adjustments, resulting in a payment at closing of $50.6. The acquisition was completed using cash on hand. Egg Beaters is a retail liquid egg brand and is reported in the Refrigerated Retail segment (see Note 22). At September 30, 2021, the Company had recorded a working capital payable of $0.1, which was included in “Other current liabilities” on the Consolidated Balance Sheet. Based on the preliminary purchase price allocation, the Company has recorded customer relationships and trademarks and brands of $28.5 and $10.0, respectively, which will be amortized over weighted-average periods of 15 years and 16 years, respectively. Net sales and operating profit included in the Consolidated Statement of Operations attributable to Egg Beaters was $14.0 and $1.0, respectively, for the year ended September 30, 2021.
On February 1, 2021, the Company completed its acquisition of the Almark Foods business and related assets (“Almark”) for $52.0, subject to working capital and other adjustments, resulting in a payment at closing of $51.3. The acquisition was completed using cash on hand. Almark is a provider of hard-cooked and deviled egg products, offering conventional, organic and cage-free products, and distributes its products to foodservice distributors, as well as across retail outlets, including in the perimeter-of-the-store and the deli counter. Almark is reported in the Foodservice and Refrigerated Retail segments (see Note 22). At September 30, 2021, the Company had recorded an estimated working capital receivable of $3.0, which was included in “Receivables, net” on the Consolidated Balance Sheet. Based upon the preliminary purchase price allocation, the Company has recorded $19.5 of customer relationships to be amortized over a weighted-average period of 10 years. Net sales and operating loss included in the Consolidated Statement of Operations attributable to Almark was $61.3 and $6.4, respectively, for the year ended September 30, 2021.
On January 25, 2021, the Company completed its acquisition of Peter Pan from Conagra Brands, Inc. for $102.0, subject to working capital and other adjustments, resulting in a payment at closing of $103.4. The acquisition was completed using cash on hand. Peter Pan is a nationally recognized brand with a diversified customer base across key channels and is reported in the Post Consumer Brands segment (see Note 22). All Peter Pan nut butter products are currently co-manufactured by 8th Avenue, in which the Company has a 60.5% common equity interest (see Note 4). In April 2021, the Company reached a final settlement of net working capital, resulting in an amount received by the Company of $2.0. Based upon the preliminary purchase price allocation, the Company has recorded customer relationships and trademarks and brands of $12.0 and $55.0, respectively, both of which will be amortized over a weighted-average period of 20 years. Net sales and operating profit included in the Consolidated Statement of Operations attributable to Peter Pan was $58.7 and $4.9, respectively, for the year ended September 30, 2021.

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
The following table provides the preliminary purchase price allocation related to the fiscal 2021 acquisitions based upon the fair values of assets and liabilities assumed, including the provisional amounts recognized related to the acquisitions, as of September 30, 2021.

	PL RTE Cereal Business	Egg Beaters	Almark	Peter Pan
Receivables	$—	$—	$5.9	$—
Inventories	36.0	3.1	4.0	4.6
Prepaid expenses and other current assets	—	—	0.1	—
Property	67.7	7.0	9.8	—
Goodwill	—	14.3	19.4	55.1
Other intangible assets	—	38.5	19.5	67.0
Deferred tax asset	—	—	1.3	—
Other assets	0.2	—	27.7	—
Accounts payable	—	(10.1)	(6.4)	(11.7)
Other current liabilities	—	—	(1.2)	—
Deferred tax liability	(3.7)	(2.1)	—	(13.6)
Other liabilities	(0.7)	—	(31.8)	—
Total acquisition cost	99.5	50.7	48.3	101.4
Fiscal 2020
On July 1, 2020, the Company completed its acquisition of Henningsen Foods, Inc. (“Henningsen”) from a subsidiary of Kewpie Corporation for $20.0, subject to working capital and other adjustments, resulting in a payment at closing of $22.7. The acquisition was completed using cash on hand. Henningsen is a producer of egg and meat products and is reported in the Foodservice segment (see Note 22). Based upon the purchase price allocation at September 30, 2020, the Company identified and recorded $32.6 of net assets, including cash of $2.8, which exceeded the purchase price paid for Henningsen. As a result, the Company recorded a gain of $11.7, which was included in “Other operating (income) expenses, net” in the Consolidated Statement of Operations for the year ended September 30, 2020. At September 30, 2020, the Company had recorded an estimated working capital settlement receivable of $1.8, which was included in “Receivables, net” on the Consolidated Balance Sheet. In the year ended September 30, 2021, the Company recorded measurement period adjustments related to inventory and deferred income taxes of $0.7 and reached a final settlement of net working capital, resulting in an amount received by the Company of $1.0. As a result of these adjustments, the Company recorded a loss of $0.1, which was included in “Other operating (income) expenses, net” in the Consolidated Statement of Operations for the year ended September 30, 2021.
Acquisition-Related Expenses
The Company incurs transaction-related expenses in conjunction with both completed and contemplated acquisitions. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. During the years ended September 30, 2021, 2020 and 2019, the Company incurred transaction-related expenses of $6.4, $3.8 and $8.9, respectively, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the results of the fiscal 2021 acquisitions for the periods presented as if these acquisitions had occurred on October 1, 2019, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, inventory revaluation adjustments on acquired businesses, interest expense, transaction costs, gain on bargain purchase and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

	2021	2020	2019
Pro forma net sales	$6,430.3	$6,169.7	$5,681.1
Pro forma net earnings available to common shareholders	$158.7	$15.1	$121.7
Pro forma basic earnings per share	$2.30	$0.22	$1.72
Pro forma diluted earnings per share	$2.26	$0.22	$1.66
NOTE 6 — RESTRUCTURING
In October 2020, BellRing announced its plan to strategically realign its business, resulting in the closing of its Dallas, Texas office and the downsizing of its Munich, Germany location (the “BellRing Restructuring”). These actions were completed as of September 30, 2021.
In February 2018, the Company announced its plan to close its Post Consumer Brands RTE cereal manufacturing facility in Clinton, Massachusetts (the “Clinton Facility”). The transfer of production capabilities to other Post Consumer Brands facilities and the closure of the Clinton Facility was completed at September 30, 2019. Final cash payments for employee-related costs were made in the first quarter of fiscal 2020 and no additional restructuring costs related to the closure of the Clinton Facility were incurred. For additional information on assets held for sale related to the closure of the Clinton Facility, see Note 7.
Amounts related to the restructuring events are shown in the following table. All costs are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Operations with the exception of accelerated depreciation expense, which is included in “Cost of goods sold.” Expenses related to the BellRing Restructuring are included in the measure of segment performance for BellRing Brands. Expenses related to the closure of the Clinton Facility are not included in the measure of segment performance for Post Consumer Brands. For additional information on segment performance, see Note 22.

	Employee-Related Costs	Accelerated Depreciation	Total
Balance, September 30, 2018	$2.7	$—	$2.7
Charge to expense	2.2	7.4	9.6
Cash payments	(4.8)	—	(4.8)
Non-cash charges	—	(7.4)	(7.4)
Balance, September 30, 2019	$0.1	$—	$0.1
Cash payments	(0.1)	—	(0.1)
Balance, September 30, 2020	$—	$—	$—
Charge to expense	4.7	—	4.7
Cash payments	(4.7)	—	(4.7)
Balance, September 30, 2021	$—	$—	$—

Total expected restructuring charge	$9.6	$9.9	$19.5
Cumulative incurred to date	9.6	9.9	19.5
Remaining expected restructuring charge	$—	$—	$—
NOTE 7 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Divestiture
On October 1, 2018, 8th Avenue was separately capitalized by Post and third parties through the 8th Avenue Transactions, and 8th Avenue became the holding company for Post’s historical private brands business. Post received gross proceeds of $875.0 from the 8th Avenue Transactions, as well as $16.8 related to final working capital adjustments, retaining shares of common stock equal to 60.5% of the common equity in 8th Avenue. Post’s gross proceeds consisted of (i) $250.0 from a third party and (ii) $625.0 from a committed senior increasing rate bridge loan (the “2018 Bridge Loan”), which was funded in fiscal 2018 prior to the closing of the 8th Avenue Transactions (see Note 17). A third party received 2.5 shares of 8th Avenue preferred stock with an 11% cumulative, quarterly compounding dividend and a $100.00 per share liquidation value and shares of common stock equal to 39.5% of the common equity in 8th Avenue. During the year ended September 30, 2019, the Company recorded a gain of $126.6 related to the 8th Avenue Transactions, which was reported as “Gain on sale of business” in the Consolidated Statement of Operations. The gain included foreign exchange losses previously recorded in accumulated

OCI of $42.1. Effective October 1, 2018, 8th Avenue was no longer consolidated in the Company’s financial statements and the 60.5% common equity retained interest in 8th Avenue is accounted for using the equity method. For additional information regarding the Company’s equity method investment in 8th Avenue, refer to Note 4. The Company incurred third party costs attributable to the 8th Avenue Transactions of $9.9 in the year ended September 30, 2019 which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. No third party costs attributable to the 8th Avenue Transactions were incurred by the Company during the years ended September 30, 2021 or 2020.
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
Amounts Held For Sale
At September 30, 2020, the Company had a Post Consumer Brands RTE cereal manufacturing plant (the “Clinton Plant”) with a fair value of $3.4 classified as held for sale, land and a building at its Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina (the “Asheboro Facility”) with a combined fair value of $1.4 classified as held for sale and land and a building at one of its Weetabix manufacturing facilities in Corby, United Kingdom (the “Corby Facility”) with a combined fair value of $2.5 classified as held for sale. In accordance with ASC Topic 360, “Property, Plant and Equipment,” these assets were classified as current and were reported as “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. The Company sold the Clinton Plant, the Asheboro Facility and the Corby Facility in fiscal 2021.
In the year ended September 30, 2021, a net gain on assets held for sale of $0.5 was recorded consisting of (i) a gain of $0.7 related to the sale of the Corby Facility, (ii) a loss of $0.1 related to the sale of the Asheboro Facility and (iii) a loss of $0.1 related to the sale of the Clinton Plant. These held for sale adjustments were included in “Other operating (income) expenses, net” in the Consolidated Statement of Operations for the year ended September 30, 2021.
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

NOTE 8 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	BellRing Brands	Total
Balance, September 30, 2019
Goodwill (gross)	$2,011.8	$850.7	$1,335.6	$793.6	$180.7	$5,172.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$850.7	$1,335.6	$744.9	$65.9	$4,399.8
Currency translation adjustment	—	38.8	—	—	—	38.8
Balance, September 30, 2020
Goodwill (gross)	$2,011.8	$889.5	$1,335.6	$793.6	$180.7	$5,211.2
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,402.7	$889.5	$1,335.6	$744.9	$65.9	$4,438.6
Goodwill acquired	55.1	—	19.4	14.3	—	88.8
Currency translation adjustment	0.2	39.9	—	—	—	40.1
Balance, September 30, 2021
Goodwill (gross)	$2,067.1	$929.4	$1,355.0	$807.9	$180.7	$5,340.1
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,458.0	$929.4	$1,355.0	$759.2	$65.9	$4,567.5
Goodwill represents the excess of the purchase price of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment assessment performed may be either qualitative or quantitative; however, if adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal 2021 and 2020, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units, except for BellRing Brands. The Company performed a qualitative test for the BellRing Brands reporting unit, and determined there were no adverse trends that could negatively impact the fair value of the business. In fiscal 2019, the Company elected not to perform a qualitative assessment and instead performed a quantitative impairment test for all reporting units.
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
The Company did not record a goodwill impairment charge at September 30, 2021, as all reporting units subjected to the quantitative test passed. At September 30, 2021, the estimated fair values of all such reporting units exceeded their carrying values by at least 11% (the lowest of which was Foodservice; all others exceeded their carrying values by at least 15%). Variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods. Factors that could create variances in the estimated fair value of the reporting units include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by external factors affecting demand such as changes in consumer preferences, including changes related to the COVID-19 pandemic, and consumer responses to marketing and pricing strategy, (ii) changes in product costs, including commodities, (iii) interest rate fluctuations and (iv) currency fluctuations.
The Company did not record a goodwill impairment charge at September 30, 2020, as all reporting units subjected to the quantitative test passed. At September 30, 2020, the estimated fair values of all such reporting units exceeded their carrying values by at least 4% (the lowest of which was Foodservice, all others exceeded their carrying values by at least 13%).
For the year ended September 30, 2019, the Company recorded a charge of $48.7 for the impairment of goodwill. The impairment charge related to the Refrigerated Retail segment and was primarily related to lost distribution with customers and a shift in supplier and consumer preferences to private label cheese products and away from branded cheese products. This fair value measurement fell within Level 3 of the fair value hierarchy (see Note 15). The goodwill impairment loss was aggregated with the trademark impairment loss in “Impairment of goodwill and other intangible assets” in the Consolidated Statement of Operations.

NOTE 9 — INCOME TAXES
The components of “Earnings before Income Taxes and Equity Method Loss” on the Consolidated Statements of Operations and other summary information is presented in the following table.

	Year Ended September 30,
	2021	2020	2019
Domestic	$231.0	$(36.4)	$80.4
Foreign	106.2	99.8	78.7
Earnings before Income Taxes and Equity Method Loss	$337.2	$63.4	$159.1

Income tax expense (benefit)	$86.6	$3.5	$(3.9)
Effective income tax rate	25.7%	5.5%	(2.5)%
The expense (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2021	2020	2019
Current:
Federal	$10.8	$31.3	$61.5
State	6.7	7.1	2.6
Foreign	9.9	8.7	12.3
	27.4	47.1	76.4
Deferred:
Federal	15.3	(45.6)	(61.8)
State	1.7	(14.5)	(15.2)
Foreign	42.2	16.5	(3.3)
	59.2	(43.6)	(80.3)
Income tax expense (benefit)	$86.6	$3.5	$(3.9)
A reconciliation of income tax expense (benefit) with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2021	2020	2019
Computed tax (21%)	$70.8	$13.3	$33.4
Enacted tax law and changes in deferred tax rates	40.0	9.6	(9.4)
Non-deductible goodwill impairment loss	—	—	6.9
Non-deductible compensation	5.4	4.5	2.7
Transaction costs	0.1	(1.1)	2.2
State income tax benefit, net of effect on federal tax	6.3	(4.3)	(0.7)
Valuation allowances	1.6	5.0	6.6
Uncertain tax positions	(1.5)	1.2	(7.9)
Net losses and basis difference attributable to equity method investment	(9.2)	(6.5)	4.4
Income tax credits	(1.7)	(2.6)	(3.0)
Rate differential on foreign income	(11.2)	(10.8)	(7.7)
Excess tax benefits for share-based payments	(6.2)	(1.4)	(33.4)
Gain on bargain purchase	(2.4)	(2.5)	—
Enhanced deduction for food donation	(0.9)	(1.5)	(0.6)
Return-to-provision and changes in prior year accruals	(2.8)	(1.5)	0.6
Other, net (none in excess of 5% of statutory tax)	(1.7)	2.1	2.0
Income tax expense (benefit)	$86.6	$3.5	$(3.9)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	September 30, 2021			September 30, 2020
	Assets	Liabilities	Net	Assets	Liabilities	Net
Derivative mark-to-market adjustments	$100.0	$—	$100.0	$133.8	$—	$133.8
Disallowed interest carryforwards	34.2	—	34.2	36.0	—	36.0
Lease liabilities	31.9	—	31.9	26.2	—	26.2
Net operating loss and credit carryforwards	29.1	—	29.1	33.7	—	33.7
Stock-based and deferred compensation	17.6	—	17.6	18.4	—	18.4
Accrued liabilities	9.4	—	9.4	9.0	—	9.0
Accrued vacation, incentive and severance	8.2	—	8.2	8.3	—	8.3
Inventory	4.1	—	4.1	3.2	—	3.2
Intangible assets	—	(642.5)	(642.5)	—	(619.9)	(619.9)
Property	—	(218.7)	(218.7)	—	(192.3)	(192.3)
Investment in partnership (a)	—	(135.9)	(135.9)	—	(144.6)	(144.6)
ROU assets	—	(30.0)	(30.0)	—	(25.5)	(25.5)
Pension and other postretirement benefits		(21.7)	(21.7)	—	(10.1)	(10.1)
Basis difference attributable to equity method investment	—	(11.8)	(11.8)	—	(22.5)	(22.5)
Other items	5.7	(1.9)	3.8	4.6	(1.7)	2.9
Total gross deferred income taxes	240.2	(1,062.5)	(822.3)	273.2	(1,016.6)	(743.4)
Valuation allowance	(41.6)	—	(41.6)	(41.1)	—	(41.1)
Total deferred taxes	$198.6	$(1,062.5)	$(863.9)	$232.1	$(1,016.6)	$(784.5)
(a)The Company’s deferred tax liability for investment in partnership relates to excess financial reporting outside basis over tax outside basis in BellRing entities treated as partnerships for U.S. federal income tax purposes.
As of September 30, 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards totaling approximately $41.4, which have expiration dates ranging from fiscal 2022 to extending indefinitely without expiration, as well as state NOL carryforwards totaling approximately $511.2, which have expiration dates beginning in fiscal 2022 and extending through fiscal 2041. As of September 30, 2021, the Company had NOL carryforwards in foreign jurisdictions of $14.6.
As certain of these NOLs and carryforwards were acquired through acquisitions, the deductibility of the NOLs is subject to limitation under section 382 of the Internal Revenue Code (“IRC”) and similar limitations under state tax law. Giving consideration to IRC section 382 and state limitations, the Company believes it will generate sufficient taxable income to fully utilize the U.S. federal and certain state NOLs before they expire. As of September 30, 2021, approximately $19.1 of the $19.3 deferred tax asset related to the state NOLs has been offset by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future.
No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $64.5 at September 30, 2021, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impacted the Company’s accounting for income taxes, such as modifications to the limitation of business interest expense deductibility for tax years beginning in 2019 and 2020.
U.K. Tax Law Changes
In fiscal 2021, the effective income tax rate was impacted by enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 19% to 25%, effective April 1, 2023. During the year ended September 30, 2021, the Company remeasured its existing deferred tax assets and liabilities considering the 25% U.K. corporate income tax rate for future periods and recorded tax expense of $40.0. Other changes made to the U.K.’s tax laws did not have a material impact on the Company’s financial statements during the year ended September 30, 2021. Additionally, in fiscal 2020, the effective income tax rate was impacted by enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 17% to 19%. During the year ended September 30, 2020, the Company remeasured its existing deferred tax assets and liabilities considering the 19% U.K. corporate income tax rate for future periods and recorded tax expense of $13.0.

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
Unrecognized tax benefits activity for the years ended September 30, 2021, 2020 and 2019 is presented in the following table.

	September 30,
	2021	2020	2019
Balance, beginning of year	$9.8	$8.6	$9.9
Additions for tax positions taken in current year and acquisitions	0.3	1.7	0.1
Additions for tax positions taken in prior years	5.2	—	5.7
Settlements with tax authorities/statute expirations	(1.3)	(0.5)	(7.1)
Balance, end of year	$14.0	$9.8	$8.6
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective income tax rate was $8.6 at September 30, 2021. The Company believes that, due to expiring statutes of limitations and settlements with tax authorities, it is reasonably possible that the total unrecognized tax benefits may decrease up to approximately $0.9 within twelve months of the reporting date.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax (benefit) expense. The Company recorded (benefit) expense of $(0.5), zero and $(2.5) related to interest and penalties in the years ended September 30, 2021, 2020 and 2019, respectively. The Company had accrued interest and penalties of $0.5 and $1.0 at September 30, 2021 and 2020, respectively. The accrued interest and penalties are not included in the table above.
U.S. federal, U.S. state and foreign jurisdiction income tax returns for the tax years ended September 30, 2018 through September 30, 2020 are generally open and subject to examination by the tax authorities in each respective jurisdiction. During the year ended September 30, 2021, the Internal Revenue Service completed its examination of the Company’s 2015, 2016 and 2017 U.S. federal income tax returns. The examination did not have a material impact on the Company’s consolidated financial statements.
NOTE 10 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method. The impact of potentially dilutive convertible preferred stock is calculated using the “if-converted” method. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend (see Note 4). As allowed for within ASC Topic 480, “Distinguishing Liabilities from Equity,” the Company has made an election to treat the portion of the deemed dividend that exceeds fair value as a reduction of income available to common shareholders for basic and diluted (loss) earnings per share. In addition, “Net earnings for diluted earnings per share” in the table below has been adjusted for the Company’s share of BellRing’s consolidated net earnings for diluted earnings per share, to the extent it is dilutive.
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
The following table sets forth the computation of basic and diluted earnings per share.

	Year ended September 30,
	2021	2020	2019
Net earnings available to common shareholders	$166.7	$0.8	$121.7
Accretion of redeemable NCI	11.0	—	—
Net earnings for basic earnings per share	$155.7	$0.8	$121.7
Dilutive impact of BellRing net earnings	(0.1)	—	—
Dilutive preferred stock dividends	—	—	3.0
Net earnings for diluted earnings per share	$155.6	$0.8	$124.7

Weighted-average shares for basic earnings per share	64.2	68.9	70.8
Effect of dilutive securities:
Stock options	0.6	0.6	1.6
Stock appreciation rights	0.1	0.1	0.1
Restricted stock units	0.3	0.4	0.5
Performance-based restricted stock units	0.1	0.1	—
Preferred shares conversion to common	—	—	2.1
Total dilutive securities	1.1	1.2	4.3
Weighted-average shares for diluted earnings per share	65.3	70.1	75.1

Basic earnings per common share	$2.42	$0.01	$1.72
Diluted earnings per common share	$2.38	$0.01	$1.66
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Year ended September 30,
	2021	2020	2019
Stock options	—	0.1	0.1
Performance-based restricted stock units	—	0.1	—
NOTE 11 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2021	2020	2019
Advertising and promotion expenses (a)	$151.4	$146.0	$122.3
Repair and maintenance expenses	135.6	140.0	156.9
Research and development expenses	33.0	28.5	25.0
Interest income	(0.6)	(6.3)	(7.9)
Interest paid	383.9	348.8	344.4
Income taxes paid	57.6	54.4	65.0
Accrued additions to property	38.3	29.8	24.7
(a)As a result of the adoption of ASU 2014-09, certain payments to customers totaling $23.7 in the year ended September 30, 2019 previously classified as advertising and promotion expenses were classified as net sales. For additional information, see Note 2.

NOTE 12 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2021	2020
Receivables, net
Trade	$471.9	$395.4
Income tax receivable	60.6	26.6
Related party	4.6	3.2
Other	19.2	19.8
	556.3	445.0
Allowance for doubtful accounts	(2.4)	(3.4)
	$553.9	$441.6
Inventories
Raw materials and supplies	$133.6	$118.1
Work in process	19.3	17.8
Finished products	402.5	429.4
Flocks	39.1	34.1
	$594.5	$599.4
Other Assets
Pension asset	$153.4	$159.0
Operating ROU Assets	125.2	116.3
Other investments	22.9	27.9
Hedging assets - non-current	29.1	1.0
Other	27.9	24.8
	$358.5	$329.0
Accounts Payable
Trade	$458.1	$357.1
Book cash overdrafts	1.5	0.7
Related party	1.1	0.6
Other	13.0	9.5
	$473.7	$367.9
Other Current Liabilities
Advertising and promotion	$44.0	$44.9
Accrued interest	68.2	85.9
Accrued compensation	56.0	98.5
Hedging liabilities	132.4	187.9
Operating lease liabilities - current	25.8	23.6
Accrued legal settlements	12.3	13.2
Accrued freight	26.5	12.2
Other accrued taxes	22.2	7.7
Other	70.7	67.7
	$458.1	$541.6
Other Liabilities
Pension and other postretirement benefit obligations	$64.2	$77.7
Hedging liabilities - non-current	257.1	355.2
Accrued compensation - non-current	36.2	30.2
Operating lease liabilities - non-current	113.8	103.0
Other	48.3	33.7
	$519.6	$599.8

NOTE 13 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

	September 30,
	2021	2020	2019
Balance, beginning of year	$3.4	$2.0	$2.3
Provision charged to expense	1.2	3.3	0.1
Write-offs, less recoveries	(2.2)	(1.9)	(0.4)
Balance, end of year	$2.4	$3.4	$2.0
NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials and supplies, interest rate risks relating to floating rate debt and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
At September 30, 2021, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
•a pay-fixed, receive-variable interest rate swap maturing in May 2024 that requires monthly settlements; and
•rate-lock interest rate swaps that require lump sum settlements with the first settlement occurring in July 2022 and the last in July 2026;
•pay-fixed, receive-variable interest rate swaps maturing in December 2022 that require monthly settlements and have the effect of hedging forecasted interest payments on BellRing’s variable rate debt; and
•the PHPC Warrants (see Note 4).
Interest rate swaps
In fiscal 2021, the Company restructured four of its rate-lock interest rate swap contracts, which contain non-cash, off-market financing elements. There were no cash settlements paid or received in connection with these restructurings.
As of April 1, 2020, the Company changed the designation of its interest rate swap contracts that are used as hedges of forecasted interest payments on BellRing’s variable rate debt from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by ASC Topic 815). In connection with the de-designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Consolidated Statements of Operations on a straight-line basis over the term of BellRing’s variable rate debt. Mark-to-market adjustments related to these swaps also will be included in “Interest expense, net” in the Consolidated Statements of Operations. At September 30, 2021 and 2020, the remaining net loss before taxes to be amortized was $7.1 and $9.4, respectively.
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

The following table shows the notional amounts of derivative instruments held.

	September 30, 2021	September 30, 2020
Commodity contracts	$59.8	$24.7
Energy contracts	45.9	87.1
Foreign exchange contracts - Forward contracts	—	28.9
Interest rate swap	550.0	621.7
Interest rate swaps - Rate-lock swaps	1,549.3	1,666.0
Interest rate swaps - Options	—	433.3
PHPC Warrants	16.9	—
The following table presents the balance sheet location and fair value of the Company’s derivative instruments, along with the portion designated as hedging instruments under ASC Topic 815. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

	Balance Sheet Location	September 30, 2021	September 30, 2020
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$16.6	$5.0
Energy contracts	Prepaid expenses and other current assets	20.1	1.8
Commodity contracts	Other assets	2.9	0.1
Energy contracts	Other assets	2.0	0.9
Foreign exchange contracts	Prepaid expenses and other current assets	—	0.1
Interest rate swaps	Prepaid expenses and other current assets	—	6.8
Interest rate swaps	Other assets	24.2	—
		$65.8	$14.7

Liability Derivatives:
Commodity contracts	Other current liabilities	$2.8	$1.4
Energy contracts	Other current liabilities	—	10.1
Energy contracts	Other liabilities	—	3.9
Interest rate swaps	Other current liabilities	129.6	176.4
Interest rate swaps	Other liabilities	247.9	351.3
PHPC Warrants	Other liabilities	9.2	—
		$389.5	$543.1
The following tables present the effects of the Company’s derivative instruments on the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2021	2020	2019
Commodity contracts	Cost of goods sold	$(11.5)	$3.8	$2.8
Energy contracts	Cost of goods sold	(43.1)	21.6	5.0
Foreign exchange contracts	Selling, general and administrative expenses	0.1	(0.1)	—
Interest rate swaps	Interest expense, net	2.5	3.0	—
Interest rate swaps	(Income) expense on swaps, net	(122.8)	187.1	306.6
PHPC Warrants	Other income, net	(7.7)	—	—

Derivatives Designated as Hedging Instruments	Loss (Gain) Recognized in OCI including NCI			Loss (Gain) Reclassified from Accumulated OCI including NCI into Earnings (a)			Statement of Operations Location
	2021	2020	2019	2021	2020	2019
Interest rate swaps	—	9.7	13.8	2.3	8.2	(31.0)	Interest expense, net
Cross-currency swaps	—	(32.2)	(54.3)	—	—	—	Expense (income) on swaps, net
(a)For the year ended September 30, 2021, this amount includes the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020. For the year ended September 30, 2020, this amount includes the amortization of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments in the first quarter of fiscal 2020, as well as the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.
The following table presents the components of the Company’s net hedging losses (gains) on interest rate swaps, as well as cash settlements paid (received) during the periods presented.

Year Ended September 30,	Statement of Operations Location	Mark-to-Market Loss (Gain), net	Net Loss Reclassified from Accumulated OCI including NCI (a)	Total Net Hedging Loss (Gain)	Cash Settlements Paid (Received), Net
	Interest expense, net	$0.2	$2.3	$2.5	$4.8
	Expense on swaps, net	(122.8)	—	(122.8)	40.1
2021	Total	$(122.6)	$2.3	$(120.3)	$44.9

	Interest expense, net	$1.6	$8.4	$10.0	$1.8
	Expense on swaps, net	187.1	—	187.1	69.7
2020	Total	$188.7	$8.4	$197.1	$71.5

	Interest expense, net	$(31.0)	$—	$(31.0)	$(31.0)
	Expense on swaps, net	306.6	—	306.6	13.5
2019	Total	$275.6	$—	$275.6	$(17.5)
(a)For the year ended September 30, 2021, this amount includes the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020. For the year ended September 30, 2020, this amount includes the amortization of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments in the first quarter of fiscal 2020, as well as the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.
Accumulated OCI, including amounts reported as NCI, included a $92.5 net gain on hedging instruments before taxes ($69.6 after taxes) at September 30, 2021, compared to a $90.2 net gain before taxes ($67.9 after taxes) at September 30, 2020. Approximately $2.3 of the net hedging losses reported in accumulated OCI at September 30, 2021 are expected to be reclassified into earnings within the next 12 months. Accumulated OCI included settlements of and previously unrealized gains on cross-currency swaps of $99.5 at both September 30, 2021 and 2020, respectively. In connection with the settlements and terminations of cross-currency swaps during fiscal 2020 and 2019, the Company recognized gains in accumulated OCI of $63.0 and $31.7 during the years ended September 30, 2020 and 2019, respectively. Reclassification of these amounts recorded in accumulated OCI into earnings will only occur in the event all U.K.-based operations are substantially liquidated.
At September 30, 2021 and 2020, the Company had pledged collateral of $6.4 and $4.9, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Consolidated Balance Sheets.
NOTE 15 — FAIR VALUE MEASUREMENTS
The following table presents the assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2021			September 30, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Deferred compensation investment	$15.5	$15.5	$—	$12.8	$12.8	$—
Derivative assets	65.8	—	65.8	14.7	—	14.7
Equity securities	28.9	28.9	—	27.9	27.9	—
	$110.2	$44.4	$65.8	$55.4	$40.7	$14.7

Liabilities
Deferred compensation liabilities	$36.0	$—	$36.0	$29.7	$—	$29.7
Derivative liabilities	389.5	9.2	380.3	543.1	—	543.1
	$425.5	$9.2	$416.3	$572.8	$—	$572.8
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
Investments held in trust are invested in a fund consisting entirely of U.S. treasury securities (see Note 4). The fund is valued at net asset per share (“NAV”), and as such, in accordance with ASC Topic 820, the investments have not been classified in the fair value hierarchy. Investments held in trust are reported at fair value on the Consolidated Balance Sheet (see Note 4).
To calculate the fair value of the PHPC Warrants, the PHPC Warrants were initially valued using the Monte Carlo Option Pricing Method. The initial fair value measurement was categorized as Level 3, as the fair values utilized significant unobservable inputs. However, as of September 30, 2021, the PHPC Warrants were valued using the market approach based on quoted prices as the PHPC Warrants became actively traded on the NYSE during the fourth quarter of fiscal 2021 and are now categorized as Level 1. For additional information on the PHPC Warrants, see Notes 4 and 14.
The initial fair value of each PHPC Warrant was estimated on the date of grant using the Monte Carlo Option Pricing Method. Inherent in the Monte Carlo Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. PHPC estimated the volatility of the PHPC Warrants based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the PHPC Warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the PHPC Warrants. The expected life of the PHPC Warrants was assumed to be equivalent to their remaining contractual term. PHPC anticipates the dividend rate will remain at zero.
The following table presents the assumptions used for the initial measurement of the PHPC Warrants on May 28, 2021.

May 28, 2021
Expected term (in years)	5.0
Exercise price	$11.50
Stock price	$9.45
Expected stock price volatility	27.0%
Risk-free interest rate	1.21%
Expected dividends	0%
Fair value (per PHPC Warrant)	$1.66
The Company uses the market approach to measure the fair value of its equity securities.

The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of the outstanding borrowings under the municipal bond and BellRing’s Revolving Credit Facility (as defined in Note 17) as of September 30, 2021 approximated its carrying value. Based on current market rates, the fair value of the Company’s debt, excluding outstanding borrowings under the municipal bond and BellRing’s Revolving Credit Facility (both of which are categorized as Level 2), was $7,210.5 and $7,277.8 as of September 30, 2021 and 2020, respectively.
Certain assets and liabilities, including property, goodwill, other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
In the years ended September 30, 2021 and 2020, no impairment charge was recorded for goodwill or definite-lived or indefinite-lived intangibles. In the year ended September 30, 2019, the Company recorded goodwill and definite-lived intangible asset impairment charges of $63.3. These losses were recorded as “Impairment of goodwill and other intangible assets” in the Consolidated Statement of Operations. For additional information on other intangible assets and goodwill, see Note 2 and Note 8, respectively. There were no other fair value measurement losses recognized during the years ended September 30, 2021, 2020 or 2019.
At September 30, 2020, the Company had land and buildings classified as assets held for sale related to the closures of the Clinton Plant, the Asheboro Facility and the Corby Facility. The Company sold the Asheboro Facility, the Corby Facility and the Clinton Plant in fiscal 2021. The Clinton Plant and the Asheboro Facility were both reported in the Post Consumer Brands segment, and the Corby Facility was reported in the Weetabix segment. For additional information on assets held for sale, see Note 7. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of book value or third party valuations. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. The fair value measurement was categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2019	$9.9
Losses related to assets held for sale	(2.7)
Proceeds from the sale of assets held for sale	(2.4)
Transfers of assets into held for sale	2.5
Balance, September 30, 2020	$7.3
Net gain related to assets held for sale	0.5
Proceeds from the sale of assets held for sale	(7.9)
Currency translation adjustment	0.1
Balance, September 30, 2021	$—

NOTE 16 — LEASES
The Company leases office space, certain warehouses, manufacturing facilities and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from 1 to 55 years and most leases provide the Company with the option to exercise one or more renewal terms. The weighted average remaining lease term of the Company’s operating leases was approximately 9 years and 7 years as of September 30, 2021 and 2020, respectively, and the weighted average IBR was 4.67% and 4.44% as of September 30, 2021 and 2020, respectively.
ROU assets are recorded as “Other assets” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term and is included in either “Cost of goods sold” or “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Costs associated with finance leases and lease income do not have a material impact on the Company’s financial statements.
The following table presents the balance sheet location of the Company’s operating leases.

	September 30, 2021	September 30, 2020
ROU assets:
Other assets	$125.2	$116.3

Lease liabilities:
Other current liabilities	$25.8	$23.6
Other liabilities	113.8	103.0
Total lease liabilities	$139.6	$126.6
The following table presents maturities of the Company’s operating lease liabilities.

September 30, 2021
Fiscal 2022	$31.7
Fiscal 2023	28.1
Fiscal 2024	21.4
Fiscal 2025	15.3
Fiscal 2026	13.9
Thereafter	65.7
Total future minimum payments	$176.1
Less: Implied interest	36.5
Total lease liabilities	$139.6
The following table presents supplemental operations statement information related to the Company’s operating leases.

	Year Ended September 30,
	2021	2020	2019 (a)
Operating lease expense	$43.8	$42.0	$40.1
Variable lease expense	5.5	5.1	n/a
Short-term lease expense	7.5	7.5	n/a
(a)Rent expense as reported under ASC Topic 840, “Leases.”
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2021 and 2020 were $31.4 and $29.6, respectively. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2021 and 2020 were $33.9 and $5.6, respectively. Of the $33.9 ROU assets obtained in exchange for operating lease liabilities during the year ended September 30, 2021, $27.7 related to the acquisition of Almark (see Note 5).

NOTE 17 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	September 30,
	2021	2020
4.50% Senior Notes maturing September 2031	$1,800.0	$—
4.625% Senior Notes maturing April 2030	1,650.0	1,650.0
5.50% Senior Notes maturing December 2029	750.0	750.0
5.625% Senior Notes maturing January 2028	940.9	940.9
5.75% Senior Notes maturing March 2027	1,299.3	1,299.3
5.00% Senior Notes maturing August 2026	—	1,697.3
BellRing Term B Facility	609.9	673.7
BellRing Revolving Credit Facility	—	30.0
Municipal bond	7.5	8.5
	$7,057.6	$7,049.7
Less: Current portion of long-term debt	117.4	64.9
Debt issuance costs, net	51.9	62.6
Plus: Unamortized premium and discount, net	34.5	36.8
Total long-term debt	$6,922.8	$6,959.0
Senior Notes
On August 3, 2016, the Company issued $1,750.0 principal value of 5.00% senior notes maturing in August 2026. The 5.00% senior notes were issued at par, and the Company received $1,725.7 after paying related fees of $24.3, which were deferred and were being amortized to interest expense over the term of the notes. On February 8, 2019, the Company received consents (the “Requisite Consents”) from holders of a majority of the aggregate principal amount of the then outstanding 5.00% senior notes to approve amendments to the indenture relating to the 5.00% senior notes (the “Indenture”). Following receipt of the Requisite Consents, the Company, its subsidiary guarantors and the trustee for the Indenture executed a supplemental indenture to give effect to the amendments. The supplemental indenture more closely aligned certain provisions of the Indenture with the comparable provisions included in the indentures for the Company’s other senior notes, specifically to (i) add an exception to the restricted payments covenant in the Indenture and (ii) revise the “Permitted Investments” definition in the Indenture to add an additional category of Permitted Investments under the Indenture. In connection with the required consents, the Company incurred $8.4 of debt modification costs during the year ended September 30, 2019, which were deferred and were being amortized to interest expense over the term of the 5.00% senior notes, and recorded expense of $1.3 in the year ended September 30, 2019, which was included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations.
On February 14, 2017, the Company issued $750.0 principal value of 5.75% senior notes maturing in March 2027. The 5.75% senior notes were issued at par, and the Company received $739.5 after paying related fees of $10.5, which were deferred and are being amortized to interest expense over the term of the notes. On August 10, 2017, the Company issued an additional $750.0 principal value of 5.75% senior notes maturing in March 2027. The additional 5.75% senior notes were issued at 105.5% of par value, and the Company received $784.0 after paying related fees of $7.2, which were deferred and are being amortized to interest expense over the term of the 5.75% senior notes. The premium related to the 5.75% senior notes was recorded as an unamortized premium, and is being amortized as a reduction to interest expense over the term of the notes. Interest payments on the 5.75% senior notes are due semi-annually each March 1 and September 1.
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

On February 26, 2020, the Company issued $1,250.0 principal value of 4.625% senior notes maturing in April 2030. The 4.625% senior notes were issued at par, and the Company received $1,241.0 after incurring investment banking and other fees and expenses of $9.0, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 4.625% senior notes are due semi-annually each April 15 and October 15, and began on October 15, 2020. On August 14, 2020, the Company issued an additional $400.0 principal value of 4.625% senior notes maturing in April 2030. The additional 4.625% senior notes were issued at a price of 105.5% of the par value and the Company received $417.5 after incurring investment banking and other fees and expenses of $4.5 which were deferred and are being amortized to interest expense over the term of the notes. The premium related to the 4.625% senior notes was recorded as an unamortized premium, and is being amortized as a reduction of interest expense over the term of the notes.
On March 10, 2021, the Company issued $1,800.0 principal value of 4.50% senior notes maturing in September 2031. The 4.50% senior notes were issued at par, and the Company received $1,783.2 after incurring investment banking and other fees and expenses of $16.8, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments are due semi-annually each March 15 and September 15, and began on September 15, 2021. With the net proceeds received from the issuance, the Company redeemed the outstanding principal balance of the 5.00% senior notes. For additional information, see “Repayments of Long-Term Debt” below.
All of the Company’s senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than immaterial subsidiaries, receivables finance subsidiaries and subsidiaries the Company designated as unrestricted subsidiaries, which such unrestricted subsidiaries includes 8th Avenue and its subsidiaries, BellRing Brands, Inc. and its subsidiaries, PHPC and PHPC Sponsor. These guarantees are subject to release in certain circumstances.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, restated or amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Company incurred $3.6 of issuance costs during the year ended September 30, 2020 in connection with entering into the Credit Agreement, which were deferred and are being amortized to interest expense over the term of the Credit Agreement. Additionally, the Company recorded write-offs of debt issuance costs of $0.8 in the year ended September 30, 2020, which were included in “Loss on extinguishment of debt, net” in the Consolidated Statement of Operations.
The Revolving Credit Facility has outstanding letters of credit of $19.2, which reduced the available borrowing capacity under the Revolving Credit Facility to $730.8 at September 30, 2021. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
On September 3, 2021, the Company entered into an amendment to the Credit Agreement to change the reference interest rate applicable to revolving loan borrowings in Pounds Sterling from a Eurodollar rate-based rate to a rate based on the Sterling Overnight Index Average.
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
2020 Bridge Loan
On October 11, 2019, in connection with the BellRing IPO and the formation transactions, the Company entered into a $1,225.0 bridge facility agreement (the “2020 Bridge Loan Facility”) and borrowed $1,225.0 under the 2020 Bridge Loan Facility (the “2020 Bridge Loan”). On October 21, 2019, BellRing entered into a borrower assignment and assumption agreement with the Company and the administrative agent under the 2020 Bridge Loan Facility, under which BellRing became the borrower under the 2020 Bridge Loan and assumed all interest of $2.2 thereunder, and the Company and its subsidiary guarantors (other than BellRing and its domestic subsidiaries) were released from all material obligations thereunder. The Company retained the net cash proceeds of the 2020 Bridge Loan, and following the assumption by BellRing of the 2020 Bridge Loan Facility, used the cash proceeds of the 2020 Bridge Loan to repay a portion of the $1,309.5 principal balance of its previously outstanding Term Loan (as defined below). The domestic subsidiaries of BellRing continued to guarantee the 2020 Bridge Loan, and BellRing’s obligations under the 2020 Bridge Loan became secured by a first priority security interest in substantially all of the assets (other than real property) of BellRing and in substantially all of the assets of its subsidiary guarantors. On October 21, 2019, the 2020 Bridge Loan was repaid in full by BellRing. In connection with the 2020 Bridge Loan Facility, the Company incurred issuance costs of $19.1, of which $15.3 were refunded to the Company at the closing of the BellRing IPO on October 21, 2019, and the remaining $3.8 of issuance costs were written off and included in “Loss on extinguishment of debt, net” in the Consolidated Statement of Operations for the year ended September 30, 2020.
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
BellRing’s Credit Agreement and Senior Debt Facilities
On October 21, 2019, BellRing entered into a credit agreement (as amended, restated or amended and restated, the “BellRing Credit Agreement”), which provides for a term B loan facility in an aggregate principal amount of $700.0 (the “BellRing Term B Facility”) and a revolving credit facility in an aggregate principal amount of $200.0 (the “BellRing Revolving Credit Facility”), with the commitments under the BellRing Revolving Credit Facility to be made available to BellRing in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the BellRing Credit Agreement in an aggregate amount of up to $20.0. Any outstanding amounts under the BellRing Revolving Credit Facility and BellRing Term B Facility must be repaid on or before October 21, 2024.
On October 21, 2019, BellRing borrowed the full amount under the BellRing Term B Facility and $100.0 under the BellRing Revolving Credit Facility. The BellRing Term B Facility was issued at 98.0% of par and BellRing received $776.4 from the BellRing Term B Facility and BellRing Revolving Credit Facility after accounting for the original issue discount of $14.0 and paying investment banking and other fees of $9.6, which were deferred and are being amortized to interest expense over the terms of the loans. BellRing used the proceeds, together with the net proceeds of the BellRing IPO that were contributed to it by BellRing Brands, Inc., (i) to repay in full the $1,225.0 of borrowings under the 2020 Bridge Loan and all interest thereunder and related costs and expenses, (ii) to pay directly, or reimburse the Company for, as applicable, all fees and expenses incurred by BellRing Brands, Inc., BellRing or the Company in connection with the BellRing IPO and the formation transactions, (iii) to reimburse the Company for the amount of cash on BellRing’s balance sheet immediately prior to the completion of the BellRing IPO and (iv) for general corporate and working capital purposes, as well as to repay $20.0 of outstanding borrowings under the BellRing Revolving Credit Facility.
On February 26, 2021, BellRing entered into a second amendment to the BellRing Credit Agreement (the “BellRing Amendment”). The BellRing Amendment provided for the refinancing of the BellRing Term B Facility on substantially the same terms as in effect prior to the BellRing Amendment, except that it (i) reduced the interest rate margin by 100 basis points, resulting in (A) for Eurodollar rate loans, an interest rate of the Eurodollar rate plus a margin of 4.00% and (B) for base rate loans, an interest rate of the base rate plus a margin of 3.00%, (ii) reduced the floor for the Eurodollar rate to 0.75%, (iii) modified the BellRing Credit Agreement to address the anticipated unavailability of LIBOR (used to determine the interest rate for Eurodollar rate loans) as a reference interest rate and (iv) provided that if on or before August 26, 2021 BellRing repaid the BellRing Term B Facility in whole or in part with the proceeds of new or replacement debt at a lower effective interest rate, or further amended the BellRing Credit Agreement to reduce the effective interest rate applicable to the BellRing Term B Facility, BellRing would have paid a 1.00% premium on the amount repaid or subject to the interest rate reduction. BellRing did not repay the BellRing Term B Facility or further amend the BellRing Credit Agreement on or before August 26, 2021. In connection with the BellRing Amendment, BellRing paid debt refinancing fees of $1.6 in the year ended September 30, 2021 which were included in “Loss on extinguishment and refinancing of debt, net” in the Consolidated Statement of Operations.
Prior to the BellRing Amendment, borrowings under the BellRing Term B Facility bore interest, at the option of BellRing, at an annual rate equal to either (a) the Eurodollar rate (with a floor of 1.00%) or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in ease cash plus an applicable margin of 5.00% for Eurodollar rate-based loans and 4.00% for base rate-based loans. Subsequent to the BellRing Amendment, borrowings under the BellRing Term B Facility bear interest, at the option of BellRing, at an annual rate equal to either (a) the Eurodollar rate or (b) the base rate determined by reference to the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) the one-month Eurodollar rate plus 1.00% per annum, in each case plus an applicable margin of 4.00% for Eurodollar rate-based loans and 3.00% for base rate-based loans.
The BellRing Term B Facility requires quarterly scheduled amortization payments of $8.75, which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the BellRing Credit Agreement) during the years ended September 30, 2021 and 2020. The BellRing Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the BellRing Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the BellRing Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the year ended September 30, 2021, BellRing repaid $28.8 on the BellRing Term B Facility as a mandatory prepayment from fiscal 2020 excess cash flow, which was in addition to the scheduled amortization payments. The Company classified $81.3 related to the estimated mandatory prepayment of fiscal 2021 excess cash flow in “Current portion of long-term debt” on the Consolidated Balance Sheet at September 30, 2021. BellRing may prepay the BellRing Term B Facility at its option without penalty or premium. The interest rate on the BellRing Term B Facility was 4.75% and 6.00% at September 30, 2021 and 2020, respectively.
Borrowings under the BellRing Revolving Credit Facility bear interest, at the option of BellRing, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which initially was 4.25% for Eurodollar rate-based loans and 3.25% for base rate-based loans, and thereafter, will be determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the BellRing Revolving Credit Facility initially accrued at the rate of 0.50% per annum and thereafter, depending on BellRing’s secured net leverage ratio, will accrue at rates ranging from 0.25% to 0.50% per annum. There were no amounts drawn under the BellRing Revolving Credit Facility as of September 30, 2021. The interest rate on the drawn portion of the BellRing Revolving Credit Facility was 5.25% at September 30, 2020.
During the years ended September 30, 2021 and 2020, BellRing borrowed $20.0 and $195.0, respectively, under the BellRing Revolving Credit Facility and repaid $50.0 and $165.0, respectively, under the BellRing Revolving Credit Facility. The available borrowing capacity under the BellRing Revolving Credit Facility was $200.0 and $170.0 as of September 30, 2021 and 2020, respectively. There were no outstanding letters of credit as of September 30, 2021 or 2020.
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
As of September 30, 2021, expected principal payments on the Company’s debt, including debt attributable to BellRing, for the next five fiscal years are shown in the following table.

September 30, 2021
Fiscal 2022	$117.4
Fiscal 2023	36.1
Fiscal 2024	36.1
Fiscal 2025	424.8
Fiscal 2026	1.2
Estimated future interest payments on the Company’s and BellRing’s debt through fiscal 2026 are expected to be $1,712.3 (with $354.8 expected in fiscal 2022) based on the interest rates at September 30, 2021, scheduled amortization payments and estimated mandatory prepayment by BellRing of BellRing fiscal 2022 excess cash flow.

Repayments of Long-Term Debt
The following table shows the Company’s repayments of long-term debt and associated gain or loss included in “Loss on extinguishment and refinancing of debt, net” in the Consolidated Statements of Operations.

	Repayments of Long-Term Debt		Loss on Extinguishment and Refinancing of Debt, net
Year Ended September 30,	Issuance	Principal Amount Repaid	Debt Repurchased at a Discount	Premium and Debt Refinancing Fees Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	5.00% Senior Notes	$1,697.3	$—	$74.3	$18.9	$—
	BellRing Revolving Credit Facility	50.0	—	—	—	—
	BellRing Term B Facility	63.8	—	—	—	—
	Municipal bond	1.0	—	—	—	—
	BellRing Credit Agreement	—	—	1.6	—	—
2021	Total	$1,812.1	$—	$75.9	$18.9	$—

	Term Loan	$1,309.5	$—	$—	$9.1	$—
	2020 Bridge Loan	1,225.0	—	—	3.8	—
	5.50% Senior Notes maturing in March 2025	1,000.0	—	41.3	8.7	—
	Revolving Credit Facility	500.0	—	—	—	—
	BellRing Revolving Credit Facility	165.0	—	—	—	—
	8.00% Senior Notes	122.2	—	8.5	0.7	—
	BellRing Term B Facility	26.3	—	—	—	—
	Municipal bond	1.1	—	—	—	—
	Credit Agreement	—	—	—	0.8	—
2020	Total	$4,349.1	$—	$49.8	$23.1	$—

	Term Loan	$863.0	$—	$—	$7.6	$—
	5.75% Senior Notes	27.0	(1.5)	—	0.3	(0.7)
	5.625% Senior Notes	20.0	(1.3)	—	0.2	—
	5.00% Senior Notes	13.0	(1.2)	—	0.1	—
	Capital lease	0.1	—	—	—	—
	2018 Bridge Loan	—	—	—	2.6	—
2019	Total	$923.1	$(4.0)	$—	$10.8	$(0.7)
Debt Covenants
Credit Agreement
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of September 30, 2021, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
The Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.

BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of September 30, 2021.
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
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the cases could still result in a material adverse outcome. At both September 30, 2021 and 2020, the Company had accrued $3.5 for this matter, which was included in “Other current liabilities” on the Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company’s consolidated financial condition, results of operations and cash flows could be materially affected.
During the year ended September 30, 2019, the Company expensed $5.0 related to these settlements, which was included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. No expense was recorded in the years ended September 30, 2021 and 2020 related to these matters. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.

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
All cash payments related to these matters that were not made prior to fiscal 2020 were made in October 2019 and there was no accrual reported on the Consolidated Balance Sheet at September 30, 2020. During the year ended September 30, 2019, the Company expensed $9.7 related to these matters. The expense was included in “Selling, general and administrative expenses” and “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2019. No expense was recorded in the years ended September 30, 2021 and 2020 related to these matters.
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
Bob Evans Lease Guarantees
Historically, Bob Evans guaranteed certain payment and performance obligations associated with the leases for 143 properties (the “Guarantees”) leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantees remained in effect following the Company’s acquisition of Bob Evans, but have subsequently been reduced to 129 properties. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, subject in certain cases to certain early termination allowances, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to September 30, 2021, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $12.8 and will increase up to 1.5% annually based on indexed inflation. The lease terms for the majority of the leases extend for approximately 16 years from September 30, 2021, and the Guarantees would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under any of the Guarantees, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. While the COVID-19 pandemic has impacted the restaurants industry generally, including the Bob Evans Restaurant Business, the Bob Evans Restaurant Business was able to amend certain of its leases during fiscal 2020 in order to ensure that it continues to meet its obligations under these leases, and there is no indication that the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantees is immaterial as of September 30, 2021.

NOTE 19 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the U.S., the U.K. and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance). The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and certain allocations. Amounts for the Canadian plans are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. With respect to defined benefits for Canadian Post Consumer Brands employees, eligibility is frozen to new entrants and benefit accrual is frozen for salaried employees. With respect to defined benefits for U.S. Post Consumer Brands employees, the eligibility is frozen to new employees and the benefit accrual is frozen for all administrative employees and certain production employees. The benefit accrual is frozen for salaried Weetabix North America employees in the U.S. With respect to Weetabix employees in the U.K. participating in the executive and group schemes of the defined benefit pension plans, the plans are closed to new entrants and the benefit accrual is frozen with respect to existing participants.

Defined Benefit Pension Plans
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2021 and a statement of the funded status and amounts recognized on the Consolidated Balance Sheets as of September 30, 2021 and 2020.

	North America		Other International
	Year Ended September 30,		Year Ended September 30,
	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of period	$131.1	$121.5	$834.4	$780.5
Service cost	3.9	4.3	—	—
Interest cost	3.2	3.7	15.2	14.7
Plan participants’ contributions	0.4	0.5	—	—
Prior service cost (a)	0.5	—	—	11.4
Actuarial (gain) loss	(1.4)	6.6	(32.7)	17.6
Business combinations	0.5	—	—	—
Benefits paid	(5.8)	(5.4)	(34.7)	(25.9)
Currency translation	0.9	(0.1)	39.1	36.1
Benefit obligation at end of period	$133.3	$131.1	$821.3	$834.4

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$121.5	$119.7	$993.2	$946.9
Actual return on plan assets	19.5	6.4	(34.1)	28.1
Employer contributions	0.2	0.4	—	—
Plan participants’ contributions	0.4	0.5	—	—
Benefits paid	(5.8)	(5.4)	(34.7)	(25.9)
Currency translation	0.8	(0.1)	46.7	44.1
Other	—	—	(0.2)	—
Fair value of plan assets at end of period	136.6	121.5	970.9	993.2
Funded status	$3.3	$(9.6)	$149.6	$158.8

Amounts recognized in assets or liabilities
Other assets	$3.8	$0.2	$149.6	$158.8
Other liabilities	(0.5)	(9.8)	—	—
Net amount recognized	$3.3	$(9.6)	$149.6	$158.8

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$11.3	$28.2	$(6.0)	$(32.3)
Prior service cost	0.7	0.3	11.1	11.5
Total	$12.0	$28.5	$5.1	$(20.8)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	3.05%	3.01%	n/a	n/a
Discount rate — Canadian plans	3.32%	2.71%	n/a	n/a
Discount rate — Other international plans	n/a	n/a	2.05%	1.73%
Rate of compensation increase — U.S. plans	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Canadian plans	2.75%	2.75%	n/a	n/a
Rate of compensation increase — Other international plans	n/a	n/a	3.45%	2.65%
(a)Amounts reported for the year ended September 30, 2021 represent the impact of fiscal 2020 union negotiations that were ratified subsequent to September 30, 2020. During the year ended September 30, 2020, the Company recognized prior service cost as a result of an amendment to the benefit plan for Weetabix employees in the U.K. participating in the group scheme.

The fair value of plan assets for the North American pension plans exceeded the accumulated benefit obligation at September 30, 2021, whereas the accumulated benefit obligation exceeded the fair value of plan assets for the North American pension plans at September 30, 2020. The fair value of plan assets for the other international pension plans exceeded the accumulated benefit obligation at September 30, 2021 and 2020. The aggregate accumulated benefit obligation for the North American pension plans was $130.8 and $129.3 at September 30, 2021 and 2020, respectively. The aggregate accumulated benefit obligation for the other international pension plans was $817.8 and $831.1 at September 30, 2021 and 2020, respectively.
The following tables provide the components of net periodic benefit cost for the pension plans including amounts recognized in OCI. For the years ended September 30, 2021, 2020 and 2019, service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other income, net” in the Consolidated Statements of Operations.

	North America
	Year Ended September 30,
	2021	2020	2019
Components of net periodic benefit cost
Service cost	$3.9	$4.3	$3.7
Interest cost	3.2	3.7	4.1
Expected return on plan assets	(6.4)	(6.4)	(6.4)
Recognized net actuarial loss	2.4	1.8	—
Recognized prior service cost	0.1	0.1	0.1
Net periodic benefit cost	$3.2	$3.5	$1.5

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	3.01%	3.32%	4.30%
Discount rate — Canadian plans	2.71%	2.84%	3.53%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%
Expected return on plan assets — U.S. plans	5.40%	5.53%	5.74%
Expected return on plan assets — Canadian plans	5.25%	5.75%	5.75%

Changes in plan assets and benefit obligation recognized in Total Comprehensive Income
Net loss (gain)	$(14.5)	$6.6	$13.9
Recognized loss	(2.4)	(1.8)	—
Prior service cost (a)	0.5	—	—
Recognized prior service cost	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income (before tax effects)	$(16.5)	$4.7	$13.8
(a)Amounts reported for the year ended September 30, 2021 represent the impact of fiscal 2020 union negotiations that were ratified subsequent to September 30, 2020.

	Other International
	Year Ended September 30,
	2021	2020	2019
Components of net periodic benefit cost
Service cost	$—	$—	$5.6
Interest cost	15.2	14.7	18.9
Expected return on plan assets	(24.9)	(24.6)	(28.8)
Recognized prior service cost	0.5	—	—
Recognized curtailment (a)	—	—	1.5
Net periodic benefit income	$(9.2)	$(9.9)	$(2.8)

Weighted-average assumptions used to determine net benefit cost
Discount rate	1.73%	1.84%	2.81%
Rate of compensation increase	2.65%	2.55%	2.75%
Expected return on plan assets	2.38%	2.53%	3.51%

Changes in plan assets and benefit obligation recognized in Total Comprehensive Income
Net loss (gain)	$26.4	$14.2	$(14.4)
Prior service cost (b)	—	11.4	1.5
Recognized prior service cost	(0.5)	—	—
Recognized curtailment (a)	—	—	(1.5)
Total recognized in other comprehensive income (before tax effects)	$25.9	$25.6	$(14.4)
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
The Company expects to make contributions of $0.4 and zero to its defined benefit North American and other international pension plans, respectively, during fiscal 2022.
The expected return on North American pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 57.1% equity securities, 38.5% fixed income and bonds, 3.4% real assets and 1.0% cash and cash equivalents. At September 30, 2021, equity securities were 61.4%, fixed income and bonds were 34.4%, real assets were 1.8% and cash and cash equivalents were 2.4% of the fair value of total plan assets, 97.8% of which was invested in passive index funds. At September 30, 2020, equity securities were 58.3%, fixed income and bonds were 40.6%, real assets were 0.1% and cash and cash equivalents were 1.0% of the fair value of total plan assets, 99.5% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The expected return on other international pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 60.3% fixed income and bonds, 37.0% liability driven investments, 2.5% real assets and 0.2% cash and cash equivalents. At September 30, 2021, fixed income and bonds were 72.6%, liability driven investments were 24.3%, real assets were 1.0% and cash and cash equivalents were 2.1% of the fair value of total plan assets, 31.3% of which was invested in passive index funds. At September 30, 2020, fixed income and bonds were 69.6%, liability driven investments were 27.2%, real assets were 1.3% and cash and cash equivalents were 1.9% of the fair value of total plan assets, 34.4% of which was invested in passive index funds. The allocation guidelines were established by the trustees of the plan based on their determination of the appropriate risk posture and long-term objectives after consulting with management.
The following tables present the North American and other international pension plans’ assets measured at fair value on a recurring basis and the basis for that measurement. The fair value of funds is based on quoted net asset values of the shares held by the plans at year end. Certain prior year amounts have been reclassified to conform with fiscal 2021 presentation.

	North America
	September 30, 2021			September 30, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Equities	$13.8	$—	$13.8	$10.5	$—	$10.5
Fixed income and bonds	5.7	—	5.7	5.5	—	5.5
Cash and cash equivalents	3.4	3.4	—	1.3	1.3	—
Fair value of plan assets in the fair value hierarchy	22.9	3.4	19.5	17.3	1.3	16.0
Equities	70.1	—	—	60.3	—	—
Fixed income and bonds	41.2	—	—	43.8	—	—
Real assets	2.4	—	—	0.1	—	—
Investments measured at net asset value (a)	113.7	—	—	104.2	—	—
Total plan assets	$136.6	$3.4	$19.5	$121.5	$1.3	$16.0

	Other International
	September 30, 2021			September 30, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Fixed income and bonds	$649.3	$649.3	$—	$642.1	$642.1	$—
Liability driven instruments	206.4	206.4	—	241.6	241.6	—
Cash and cash equivalents	17.8	17.8	—	16.1	16.1	—
Fair value of plan assets in the fair value hierarchy	873.5	873.5	—	899.8	899.8	—
Fixed income and bonds	56.1	—	—	49.2	—	—
Liability driven instruments	29.3	—	—	28.6	—	—
Real assets	9.5	—	—	12.8	—	—
Cash and cash equivalents	2.5	—	—	2.8	—	—
Investments measured at net asset value (a)	97.4	—	—	93.4	—	—
Total plan assets	$970.9	$873.5	$—	$993.2	$899.8	$—
(a)In accordance with ASC Topic 820 “Fair Value Measurement,” certain investments were measured at NAV. In cases where the fair value was measured at NAV using the practical expedient provided for in ASC Topic 820, the investments have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the tables above.

Other Postretirement Benefits
The following table provides a reconciliation of the changes in the North American other postretirement benefit obligations over the two year period ended September 30, 2021. Besides the North American plans, the Company does not maintain any other postretirement benefit plans.

	Year Ended September 30,
	2021	2020
Change in benefit obligation
Benefit obligation at beginning of period	$70.7	$66.4
Service cost	0.5	0.6
Interest cost	1.5	1.9
Actuarial (gain) loss	(4.3)	4.6
Benefits paid	(2.4)	(2.7)
Currency translation	0.5	(0.1)
Benefit obligation at end of period	$66.5	$70.7

Change in fair value of plan assets
Employer contributions	2.4	2.7
Benefits paid	(2.4)	(2.7)
Fair value of plan assets at end of period	—	—
Funded status	$(66.5)	$(70.7)

Amounts recognized in assets or liabilities
Other current liabilities	(2.8)	(2.8)
Other liabilities	(63.7)	(67.9)
Net amount recognized	$(66.5)	$(70.7)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$8.9	$14.3
Prior service credit	(10.0)	(14.7)
Total	$(1.1)	$(0.4)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	2.89%	2.79%
Discount rate — Canadian plans	3.45%	2.78%
Rate of compensation increase — Canadian plans	2.75%	2.75%

The following table provides the components of net periodic benefit cost for the other postretirement benefit plans including amounts recognized in OCI. For the years ended September 30, 2021, 2020 and 2019, service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other income, net” in the Consolidated Statements of Operations.

	Year Ended September 30,
	2021	2020	2019
Components of net periodic benefit cost
Service cost	$0.5	$0.6	$0.4
Interest cost	1.5	1.9	2.1
Recognized net actuarial loss	1.1	0.6	—
Recognized prior service credit	(4.7)	(4.7)	(4.7)
Net periodic benefit cost	$(1.6)	$(1.6)	$(2.2)

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	2.79%	3.20%	4.27%
Discount rate — Canadian plans	2.78%	2.86%	3.54%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%

Changes in benefit obligation recognized in Total Comprehensive Income
Net (gain) loss	$(4.3)	$4.6	$11.5
Recognized net actuarial loss	(1.1)	(0.6)	—
Recognized prior service credit	4.7	4.7	4.7
Total recognized in other comprehensive income (before tax effects)	$(0.7)	$8.7	$16.2
For September 30, 2021 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2022 was 5.9% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for 2026 and beyond. For September 30, 2020 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2021 was 6.1% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for 2025 and beyond. For September 30, 2021 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 4.5%, and will remain at this rate for 2022 and beyond. For September 30, 2020 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 5.0%, declining gradually to an ultimate rate of 4.5% for 2021 and beyond.
Additional Information
As of September 30, 2021, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2022	2023	2024	2025	2026	2027- 2031
Pension benefits	$27.6	$28.4	$29.6	$31.1	$32.5	$184.2
Other benefits	2.9	3.3	3.4	3.4	3.5	17.9
Subsidy receipts	0.1	0.1	0.1	0.1	0.2	1.0
In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $19.9, $18.4 and $17.9 for the years ended September 30, 2021, 2020 and 2019, respectively.

NOTE 20 — STOCK-BASED COMPENSATION
Post Long-Term Incentive Plans
The Company’s employees, including BellRing employees, participate in various Company long-term incentive plans (the “Post Long-Term Incentive Plans”). Awards issued under the Post Long-Term Incentive Plans have a maximum term of 10 years, provided, however, that the Corporate Governance and Compensation Committee of the Company’s Board of Directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S. At September 30, 2021, there were 0.2 shares remaining to be issued for stock-based compensation awards under the Post Holdings, Inc. 2019 Long-Term Incentive Plan.
The following disclosures reflect the details of the Post Long-Term Incentive Plans, which includes BellRing employees who participate in such plans.
Total compensation cost for Post’s cash and non-cash stock-based compensation awards recognized in the years ended September 30, 2021, 2020 and 2019 was $52.3, $47.1 and $39.7, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $6.5, $7.0 and $6.6, respectively. As of September 30, 2021, the total compensation cost related to Post’s non-vested awards not yet recognized was $69.8, which is expected to be recognized over a weighted-average period of 1.6 years.
Post Stock Appreciation Rights (“Post SSARs”)

in millions, except Post SSARs or where otherwise indicated	Post SSARs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2020	135,000	$42.12
Granted	—	—
Exercised	(40,000)	31.50
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021	95,000	46.59	2.24	$6.0
Vested and expected to vest as of September 30, 2021	95,000	46.59	2.24	6.0
Exercisable at September 30, 2021	95,000	46.59	2.24	6.0
Upon exercise of each Post SSAR, the holder will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of Post SSARs exercised was $3.2 and $0.1 during the years ended September 30, 2021 and 2020, respectively. There were no Post SSARs exercised during the year ended September 30, 2019. There were no Post SSARs granted during the years ended September 30, 2021, 2020 or 2019.
Post Stock Options

in millions, except Post stock options or where otherwise indicated	Post Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2020	1,699,280	$59.63
Granted	—	—
Exercised	(810,184)	53.00
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021	889,096	65.67	4.94	$39.6
Vested and expected to vest as of September 30, 2021	889,096	65.67	4.94	39.6
Exercisable at September 30, 2021	830,363	63.45	4.76	38.8
The fair value of each Post stock option was estimated on the date of grant using the Black-Scholes Model. The Company uses the simplified method for estimating a Post stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for Post stock options granted are summarized in the table below. There were no Post stock options granted during the year ended September 30, 2021.

	2020	2019
Expected term (in years)	6.5	6.5
Expected stock price volatility	29.2%	29.7%
Risk-free interest rate	1.8%	3.1%
Expected dividends	0%	0%
Fair value (per Post stock option)	$35.32	$33.82
The total intrinsic value of Post stock options exercised was $46.4, $5.5 and $148.2 in the years ended September 30, 2021, 2020 and 2019, respectively. The Company received proceeds from the exercise of Post stock options of $7.6, $3.9 and $112.6 during the years ended September 30, 2021, 2020 and 2019, respectively.
Post Restricted Stock Units (“Post RSUs”)

	Post RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2020	929,933	$89.14
Granted	450,027	96.50
Vested	(508,533)	81.81
Forfeited	(41,789)	97.03
Nonvested at September 30, 2021	829,638	97.23
The grant date fair value of each Post RSU award was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested Post RSUs was $97.23, $89.14 and $81.27 at September 30, 2021, 2020 and 2019, respectively. The total vest date fair value of Post RSUs that vested during fiscal 2021, 2020 and 2019 was $49.8, $42.1 and $24.9, respectively.
Post Cash Settled Restricted Stock Units (“Post Cash RSUs”)

	Post Cash RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2020	39,200	$51.43
Granted	—	—
Vested	(9,800)	51.43
Forfeited	—	—
Nonvested at September 30, 2021	29,400	51.43
At September 30, 2021, the 29,400 nonvested Post Cash RSUs were valued at the greater of the closing stock price or the grant price of $51.43. Cash used by the Company to settle Post Cash RSUs was $1.1, $0.9 and $1.1 for the years ended September 30, 2021, 2020 and 2019, respectively.

Post Performance-Based Restricted Stock Units (“Post PRSUs”)

	Post PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2020	173,707	$126.00
Granted	143,935	152.58
Adjustment for performance achievement (a)	10,499	97.74
Vested	(42,806)	97.74
Forfeited	—	—
Nonvested at September 30, 2021	285,335	142.61
(a)Represents the adjustment to previously granted Post PRSUs for performance achievement.
During the years ended September 30, 2021, 2020 and 2019, the Company granted Post PRSUs to certain employees. These awards will be earned by comparing Post’s total shareholder return (“TSR”) during a three year period to the respective TSRs of companies in a performance peer group. Based upon Post’s ranking in its performance peer group when comparing TSRs, a recipient of the Post PRSU grant may earn a total award ranging from 0% to 200% (for Post PRSUs granted in fiscal 2019 and 2020) and from 0% to 260% (for Post PRSUs granted in fiscal 2021) of the target award. The fair value of each Post PRSU was estimated on the grant date using a Monte Carlo simulation. The assumptions for Post PRSUs granted during the years ended September 30, 2021, 2020 and 2019 are summarized in the table below.

	2021	2020	2019
Expected term (in years)	3.0	3.0	3.0
Expected stock price volatility	28.3%	22.2%	24.2%
Risk-free interest rate	0.2%	1.6%	2.9%
Fair value (per Post PRSU)	$152.58	$138.10	$122.34
BellRing Long-Term Incentive Plan
Subsequent to the BellRing IPO, BellRing employees began participating in BellRing’s 2019 Long-Term Incentive Plan (the “BellRing Long-Term Incentive Plan”). On October 22, 2019, BellRing registered shares of its Class A Common Stock on a Form S-8 filed with the SEC, for issuance under the BellRing Long-Term Incentive Plan. Awards issued under the BellRing Long-Term Incentive Plan have a maximum term of 10 years, provided, however, that the corporate governance and compensation committee of BellRing’s board of directors may, in its discretion, grant awards with a longer term to participants who are located outside of the U.S. At September 30, 2021 there were 1.9 shares remaining to be issued for stock-based compensation awards under the BellRing Long-Term Incentive Plan.
During the years ended September 30, 2021 and 2020, total compensation cost for BellRing’s non-cash stock-based compensation awards was $4.6 and $2.5, respectively, and the related recognized deferred tax benefit was $0.3 and $0.2, respectively. As of September 30, 2021, the total compensation cost related to BellRing’s non-vested awards not yet recognized was $6.9, which is expected to be recognized over a weighted-average period of 1.6 years.

BellRing Stock Options
Information about BellRing stock options is summarized in the following table.

in millions, except BellRing stock options or where otherwise indicated	BellRing Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2020	96,000	$19.31
Granted	162,969	20.05
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021	258,969	19.78	8.76	$2.8
Vested and expected to vest as of September 30, 2021	258,969	19.78	8.76	2.8
Exercisable at September 30, 2021	32,000	19.31	8.15	0.4
The fair value of each BellRing stock option was estimated on the date of grant using the Black-Scholes Model. BellRing uses the simplified method for estimating a BellRing stock option term as it does not have sufficient historical stock options exercise experience upon which to estimate an expected term. The expected term is estimated based on the award’s vesting period and contractual term. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for BellRing stock options granted during the year ended September 30, 2021 and 2020 are summarized in the table below.

	2021	2020
Expected term (in years)	6.5	6.5
Expected stock price volatility	38.5%	38.5%
Risk-free interest rate	0.6%	1.6%
Expected dividends	0%	0%
Fair value (per BellRing option)	$7.79	$7.92
BellRing Restricted Stock Units (“BellRing RSUs”)
Information about BellRing’s RSUs is summarized in the following table.

	BellRing RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2020	385,232	$19.39
Granted	261,808	20.34
Vested	(138,122)	19.61
Forfeited	(41,255)	19.47
Nonvested at September 30, 2021	467,663	19.85
The grant date fair value of each BellRing RSU was determined based upon the closing price of BellRing’s Class A Common Stock on the date of grant. The weighted-average grant date fair value of nonvested BellRing RSUs was $19.85 and $19.39 at September 30, 2021 and 2020, respectively. The total vest date fair value of BellRing RSUs that vested during fiscal 2021 was $3.0. No BellRing RSU vested during fiscal 2020.
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
NOTE 21 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	September 30,
	2021	2020	2019
Shares repurchased	4.0	6.1	3.3
Average share price	$98.39	$97.67	$98.78
Total cost including broker’s commissions (a)	$393.7	$587.8	$330.8
(a)Of the $393.7 total cost recorded during the year ended September 30, 2021, $4.0 was not settled until October 2021 and was included in “Other current liabilities” on the Consolidated Balance Sheet at September 30, 2021. Of the $587.8 total cost recorded during the year ended September 30, 2020, $7.4 was not settled until October 2020 and was included in “Other current liabilities” on the Consolidated Balance Sheet at September 30, 2020.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above the predetermined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the predetermined price, the Company will receive the number of shares specified in the agreement. During the year ended September 30, 2020, the Company entered into a structured share repurchase arrangement which required cash payments totaling $46.4, which were recorded as “Additional paid-in capital” on the Consolidated Balance Sheet at September 30, 2020 and as “Cash paid for stock repurchase contracts” in the Consolidated Statement of Cash Flows for the year ended September 30, 2020. This arrangement settled during the year ended September 30, 2021, and the Company received cash payments of $47.5 which were recorded as “Additional paid-in-capital” on the Consolidated Balance Sheet at September 30, 2021 and as “Cash received from share repurchase contracts” in the Consolidated Statement of Cash Flows for the year ended September 30, 2021.
NOTE 22 — SEGMENTS
At September 30, 2021, the Company’s reportable segments were as follows:
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
Management evaluates each segment’s performance based on its segment profit, which for all segments excluding BellRing Brands is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sales of businesses and facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Segment profit for BellRing Brands, as it is a publicly-traded company, is its operating profit.
In fiscal 2021, 2020 and 2019, Post’s external revenues were primarily generated by sales within the U.S.; foreign (primarily located in the U.K. and Canada) sales were 13.7%, 13.9% and 12.8% of total net sales, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2021 and 2020, the majority of Post’s tangible long-lived assets were located in the U.S.; the remainder were located primarily in the U.K. and Canada which combined have a net carrying value of approximately $306.8 and $294.2, respectively.

In the years ended September 30, 2021, 2020 and 2019, one customer, including its affiliates, accounted for 19.0%, 20.9% and 20.9%, respectively, of total net sales. All segments, except Foodservice, sold products to this major customer or its affiliates.
The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product. Note that additions to property and intangibles exclude additions through business acquisitions (see Note 5).

	Year Ended September 30,
	2021	2020	2019
Net Sales
Post Consumer Brands	$1,915.3	$1,949.1	$1,875.9
Weetabix	477.5	440.4	418.2
Foodservice	1,615.6	1,361.8	1,627.4
Refrigerated Retail	974.5	961.2	907.3
BellRing Brands	1,247.1	988.3	854.4
Eliminations	(3.3)	(2.1)	(2.1)
Total	$6,226.7	$5,698.7	$5,681.1
Segment Profit
Post Consumer Brands	$316.6	$393.5	$337.1
Weetabix	115.4	112.3	94.8
Foodservice	61.7	25.6	198.4
Refrigerated Retail	75.9	125.6	95.1
BellRing Brands	168.0	164.0	175.1
Total segment profit	737.6	821.0	900.5
General corporate expenses and other	52.6	109.0	169.6
Gain on sale of business	—	—	(126.6)
Impairment of goodwill and other intangibles	—	—	63.3
Interest expense, net	375.8	388.6	322.4
Loss on extinguishment and refinancing of debt, net	94.8	72.9	6.1
(Income) expense on swaps, net	(122.8)	187.1	306.6
Earnings before income taxes and equity method loss	$337.2	$63.4	$159.1
Net sales by product
Cereal and granola	$2,333.3	$2,388.7	$2,293.3
Nut butters	58.7	—	—
Eggs and egg products	1,556.1	1,307.8	1,578.4
Side dishes (including potato products)	575.0	536.6	519.6
Cheese and dairy	223.0	253.2	234.6
Sausage	165.9	168.1	149.6
Protein-based products and supplements	1,247.5	988.7	854.7
Other	70.1	57.3	52.5
Eliminations	(2.9)	(1.7)	(1.6)
Total	$6,226.7	$5,698.7	$5,681.1
Additions to property and intangibles
Post Consumer Brands	$81.2	$67.4	$62.1
Weetabix	19.6	24.6	37.7
Foodservice and Refrigerated Retail	89.7	139.5	162.3
BellRing Brands	1.6	2.1	3.2
Corporate	0.4	1.0	8.6
Total	$192.5	$234.6	$273.9
Depreciation and amortization

Post Consumer Brands	$122.0	$112.4	$117.4
Weetabix	39.0	35.9	35.0
Foodservice	126.0	119.6	111.8
Refrigerated Retail	75.5	73.1	74.1
BellRing Brands	53.7	25.3	25.3
Total segment depreciation and amortization	416.2	366.3	363.6
Corporate and accelerated depreciation	4.0	4.0	16.0
Total	$420.2	$370.3	$379.6

	September 30,
	2021	2020	2019
Assets, end of year
Post Consumer Brands	$3,467.8	$3,291.7	$3,296.3
Weetabix	1,930.4	1,864.5	1,779.1
Foodservice and Refrigerated Retail	5,074.2	5,022.0	5,033.8
BellRing Brands	696.4	653.5	594.0
Corporate	1,245.9	1,315.0	1,248.4
Total	$12,414.7	$12,146.7	$11,951.6
NOTE 23 — SUBSEQUENT EVENTS
In October 2021, Post entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) providing for the distribution of a significant portion of its ownership interest in BellRing to Post’s shareholders. Pursuant to the Transaction Agreement, Post will contribute its share of BellRing Class B Common Stock, all of its BellRing Brands, LLC units and cash to BellRing Distribution, LLC, a newly-formed wholly-owned subsidiary of Post (“New BellRing”), in exchange for all of the then-outstanding equity of New BellRing and New BellRing indebtedness (the “BellRing Separation”). New BellRing will convert into a Delaware corporation, and Post will then distribute at least 80.1% of its shares of New BellRing common stock to Post shareholders in a pro-rata distribution, an exchange offer or a combination of both, depending on market conditions. Upon completion of the distribution of New BellRing common stock to Post shareholders (the “BellRing Distribution”), BellRing Merger Sub Corporation, a wholly-owned subsidiary of New BellRing, will merge with and into BellRing (the “BellRing Merger”), with BellRing as the surviving corporation and a wholly-owned subsidiary of New BellRing. Pursuant to the BellRing Merger, each outstanding share of BellRing Class A Common Stock will be converted into one share of New BellRing common stock plus a to-be-determined amount of cash per share. The exact amount of cash consideration will be determined in accordance with the Transaction Agreement based upon several factors, including the amount of New BellRing indebtedness to be issued. Immediately following the BellRing Distribution and the BellRing Merger, it is expected that Post will own no more than 14.2% of the New BellRing common stock and Post shareholders will own at least 57.0% of the New BellRing common stock. Legacy holders of BellRing Class A Common Stock will own approximately 28.8% of the New BellRing common stock, maintaining their current effective ownership in the BellRing business. Post expects to use the New BellRing indebtedness and shares of New BellRing common stock to repay creditors of Post. Completion of the BellRing Separation, the BellRing Distribution and the BellRing Merger is anticipated to occur in the first calendar quarter of 2022, the second quarter of fiscal 2022, subject to certain customary closing conditions, although there can be no assurance that these transactions will occur within the expected timeframe or at all.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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
In fiscal 2021, we completed the acquisitions of the private label RTE cereal business from TreeHouse Foods, Inc., the Egg Beaters liquid egg brand, the Almark business and related assets and the Peter Pan nut butter brand (collectively, the “fiscal 2021 acquisitions”). We have excluded the fiscal 2021 acquisitions from our assessment of the effectiveness of internal control over financial reporting. Total assets excluding goodwill and intangible assets (which is included in control testing) for the fiscal 2021 acquisitions represent $261.1 million, or 2%, of consolidated assets as of September 30, 2021. Total third party revenues for the fiscal 2021 acquisitions represent $197.1 million, or 3%, of consolidated revenues for the year ended September 30, 2021.
As of September 30, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2021, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with the fiscal 2021 acquisitions, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to the Company’s internal control over financial reporting. The fiscal 2021 acquisitions are excluded from management’s report on internal control over financial reporting as of September 30, 2021.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item, appearing under the headings “Election of Directors – Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance – Board Meetings and Committees,” “Corporate Governance – Nomination Process for Election of Directors” and “Security Ownership of Certain Shareholders – Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for its 2022 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2021 (the “2022 Proxy Statement”), is hereby incorporated by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Item 1 of this report.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item, appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2022 Proxy Statement, is hereby incorporated by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2022 Proxy Statement shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item, appearing under the headings “Security Ownership of Certain Shareholders – Security Ownership of Certain Beneficial Owners,” “Security Ownership of Certain Shareholders – Security Ownership of Management” and “Compensation of Officers and Directors – Equity Compensation Plan Information” in the 2022 Proxy Statement, is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence and Role of the Independent Lead Director” in the 2022 Proxy Statement, is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement, is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Post Holdings, Inc. are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2021, 2020 and 2019
•Consolidated Balance Sheets at September 30, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019
•Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements

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

4.6	Description of Post Holdings, Inc.’s Registered Securities (Incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K filed on November 20, 2020)
†10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10, filed on January 25, 2012)
†10.2	Post Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of February 3, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
†10.3	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)
†10.4	Form of Non-Qualified Stock Option Agreement for Other Executive Officers of Post Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 31, 2012)
†10.5
Post Holdings, Inc. 2012 Long-Term Incentive Plan, as amended and restated, effective as of January 31, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2013)

†10.6	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on August 8, 2014)
†10.7	Post Holdings, Inc. Senior Management Bonus Program, effective as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)
†10.8	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)
†10.9	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2015)
†10.10	Post Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of January 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)
†10.11	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on February 1, 2016)
†10.12	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2016)
†10.13	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2016)

Exhibit No.	Description
†10.14	Form of Stock- or Cash-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 16, 2016)
†10.15	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2017)
†10.16	Post Holdings, Inc. Amended and Restated Executive Savings Investment Plan, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2017)
†10.17
Post Holdings, Inc. Amended and Restated Deferred Compensation Plan for Key Employees, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2017)

†10.18
Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q filed on August 4, 2017)

†10.19	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 15, 2017)
10.20
Transaction Agreement, dated as of August 2, 2018, by and among THL Equity Fund VIII Investors (PB), LLC, 8th Avenue Food & Provisions, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K filed on August 2, 2018)

10.21
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

10.22
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

†10.23	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two and five year vesting) (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on November 16, 2018)
†10.24	Form of Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2018)
†10.25	Post Holdings, Inc. 2019 Long-Term Incentive Plan, effective January 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2019)
†10.26	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 30, 2019)
†10.27	Form of Non-Qualified Stock Option Award Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 30, 2019)
10.28
First Amendment to First Lien Credit Agreement, dated as of March 19, 2019, by and among 8th Avenue Food & Provisions, Inc. and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.66 to the Company’s Form 10-Q filed on May 3, 2019)

†10.29	Form of Stock-Settled Restricted Stock Unit Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on November 22, 2019)
†10.30	Amendment to the Post Holdings, Inc. Senior Management Bonus Program, effective September 30, 2019 (Incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K filed on November 22, 2019)
†10.31
Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2019 (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q filed on February 7, 2020)

10.32
Master Transaction Agreement, dated as of October 7, 2019, by and among Post Holdings, Inc., BellRing Brands, Inc. and BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by BellRing Brands, Inc. on October 11, 2019 (File No. 333-233867))

Exhibit No.	Description
10.33
Tax Receivable Agreement, dated as of October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

10.34
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

†10.35	Form of Performance-Based, Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2019)
†10.36	Form of Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 6, 2020)
10.37
First Amendment to Credit Agreement, dated as of February 21, 2020, by and among BellRing Brands, LLC and Credit Suisse AG, Cayman Islands Branch, as administrative agent (Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-Q filed on May 8, 2020)

10.38
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

10.39
Second Amended and Restated Guarantee and Collateral Agreement, dated as of March 18, 2020, by and among Post Holdings, Inc., certain of its subsidiaries and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2020)

†10.40	Form of Performance-Based, Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 23, 2020)
10.41
Amendment No. 2 to Credit Agreement, dated as of February 26, 2021, by and among BellRing Brands, LLC, the institutions party thereto as 2021 Refinancing Term Lenders, each Revolving Credit Lender, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the subsidiary guarantors of BellRing Brands, LLC (Incorporated by reference to Exhibit 10.1 the Company’s Form 8-K filed on February 26, 2021)

†10.42	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Management Directors) (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q filed on May 7, 2021)
†10.43	Form of Cliff-Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2021)
10.44
Incremental Joinder to First Lien Credit Agreement, dated as of August 20, 2021, by and among 8th Avenue Food & Provisions, Inc., the institutions party thereto as loan parties, Barclays Bank PLC, as the 2021 Incremental Term Lender and Barclays Bank PLC, in its capacity as administrative agent, including as Exhibit A thereto, First Lien Credit Agreement, dated as of October 1, 2018 (as amended by the First Amendment to First Lien Credit Agreement, dated as of March 19, 2019, and the Incremental Joinder to First Lien Credit Agreement, dated as of August 20, 2021), by and among 8th Avenue Food & Provisions, Inc., the subsidiaries of 8th Avenue Food & Provisions, Inc. from time to time party thereto, the financial institutions party thereto as lenders, Barclays Bank PLC, as administrative agent, Barclays Bank PLC and Goldman Sachs Bank USA, as joint bookrunners and joint lead arrangers, BMO Capital Markets Corp., Credit Suisse Loan Funding LLC, CitiGroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint bookrunners, and Coöperatieve Rabobank U.A., New York Branch and SunTrust Bank, as documentation agents (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 26, 2021)

Exhibit No.	Description
10.45
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 3, 2021, by and among Post Holdings, Inc. and Barclays Bank PLC, as administrative agent, including as Exhibit A thereto, Second Amended and Restated Credit Agreement, dated as of March 18, 2020 (as amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of September 3, 2021), among Post Holdings, Inc., the institutions from time to time party thereto as lenders, Barclays Bank PLC, as administrative agent, Barclays Bank PLC, BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, BofA Securities Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as syndication agents, and Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as documentation agents

21.1	Subsidiaries of Post Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2021
31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2021
32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 19, 2021
101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document
101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document
101.CAL	iXBRL (Inline XBRL) Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL (Inline XBRL) Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL (Inline XBRL) Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL (Inline XBRL) Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-K for the year ended September 30, 2021, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.

By:	/s/ Robert V. Vitale
Robert V. Vitale
President and Chief Executive Officer
November 19, 2021
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff A. Zadoks and Diedre J. Gray, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert V. Vitale	Director, President and Chief Executive Officer (principal executive officer)	November 19, 2021
Robert V. Vitale

/s/ Jeff A. Zadoks	Executive Vice President and Chief Financial Officer (principal financial officer)	November 19, 2021
Jeff A. Zadoks

/s/ Bradly A. Harper	Senior Vice President, Chief Accounting Officer (principal accounting officer)	November 19, 2021
Bradly A. Harper

/s/ William P. Stiritz	Chairman of the Board	November 19, 2021
William P. Stiritz

/s/ Dorothy M. Burwell	Director	November 19, 2021
Dorothy M. Burwell

/s/ Edwin H. Callison	Director	November 19, 2021
Edwin H. Callison

/s/ Gregory L. Curl	Director	November 19, 2021
Gregory L. Curl

/s/ Thomas C. Erb	Director	November 19, 2021
Thomas C. Erb

/s/ Robert E. Grote	Director	November 19, 2021
Robert E. Grote

/s/ Ellen F. Harshman	Director	November 19, 2021
Ellen F. Harshman

/s/ David W. Kemper	Director	November 19, 2021
David W. Kemper

/s/ Jennifer Kuperman	Director	November 19, 2021
Jennifer Kuperman

/s/ David P. Skarie	Director	November 19, 2021
David P. Skarie