Form 10-Q
period 2021-12-31
Post Holdings, Inc.
filed 2022-02-04
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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
Common Stock, $0.01 par value per share – 61,859,585 shares as of January 31, 2022

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2021	2020
Net Sales	$1,643.7	$1,458.0
Cost of goods sold	1,219.7	1,002.6
Gross Profit	424.0	455.4
Selling, general and administrative expenses	257.3	251.1
Amortization of intangible assets	41.4	40.6
Other operating income, net	(3.4)	(2.6)
Operating Profit	128.7	166.3
Interest expense, net	91.2	96.6
Expense (income) on swaps, net	36.9	(41.6)
Other income, net	(3.0)	(10.8)
Earnings before Income Taxes and Equity Method Loss	3.6	122.1
Income tax (benefit) expense	(5.8)	23.2
Equity method loss, net of tax	18.6	7.9
Net (Loss) Earnings Including Noncontrolling Interests	(9.2)	91.0
Less: Net earnings attributable to noncontrolling interests	11.6	9.8
Net (Loss) Earnings	$(20.8)	$81.2

(Loss) Earnings per Common Share:
Basic	$(0.25)	$1.24
Diluted	$(0.25)	$1.21

Weighted-Average Common Shares Outstanding:
Basic	62.5	65.7
Diluted	62.5	66.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2021	2020
Net (Loss) Earnings Including Noncontrolling Interests	$(9.2)	$91.0
Pension and postretirement benefits adjustments:
Reclassifications to net (loss) earnings	(0.5)	(0.2)
Hedging adjustments:
Reclassifications to net (loss) earnings	0.5	0.5
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	4.9	101.6
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net (loss) earnings	0.1	0.1
Hedging adjustments:
Reclassifications to net (loss) earnings	—	(0.1)
Total Other Comprehensive Income Including Noncontrolling Interests	5.0	101.9
Less: Comprehensive income attributable to noncontrolling interests	11.4	10.1
Total Comprehensive (Loss) Income	$(15.6)	$182.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2021	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$1,158.0	$817.1
Restricted cash	2.1	7.1
Receivables, net	531.8	553.9
Inventories	621.6	594.5
Prepaid expenses and other current assets	121.5	113.5
Total Current Assets	2,435.0	2,086.1
Property, net	1,769.0	1,839.4
Goodwill	4,566.7	4,567.5
Other intangible assets, net	3,097.2	3,147.5
Equity method investments	51.9	70.7
Investments held in trust	345.0	345.0
Other assets	348.1	358.5
Total Assets	$12,612.9	$12,414.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$36.1	$117.4
Accounts payable	426.0	473.7
Other current liabilities	479.3	458.1
Total Current Liabilities	941.4	1,049.2
Long-term debt	7,429.0	6,922.8
Deferred income taxes	838.4	863.9
Other liabilities	527.5	519.6
Total Liabilities	9,736.3	9,355.5
Redeemable noncontrolling interest	305.0	305.0
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	4,247.7	4,253.5
Retained earnings	326.6	347.3
Accumulated other comprehensive income	48.1	42.9
Treasury stock, at cost	(2,057.2)	(1,902.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,566.1	2,742.4
Noncontrolling interests	5.5	11.8
Total Shareholders’ Equity	2,571.6	2,754.2
Total Liabilities and Shareholders’ Equity	$12,612.9	$12,414.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net (Loss) Earnings Including Noncontrolling Interests	$(9.2)	$91.0
Adjustments to reconcile net (loss) earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	101.7	94.1
Unrealized loss (gain) on interest rate swaps, foreign exchange contracts and warrant liabilities, net	33.6	(42.3)
Stock-based compensation expense	16.2	13.9
Equity method loss, net of tax	18.6	7.9
Deferred income taxes	(26.1)	17.0
Other, net	(1.8)	(10.0)
Other changes in operating assets and liabilities, net of held for sale assets and liabilities:
Decrease (increase) in receivables, net	27.9	(10.4)
(Increase) decrease in inventories	(38.0)	15.5
Increase in prepaid expenses and other current assets	(7.4)	(17.2)
Decrease (increase) in other assets	6.3	(8.3)
Decrease in accounts payable and other current liabilities	(19.1)	(48.0)
Increase in non-current liabilities	3.4	11.3
Net Cash Provided by Operating Activities	106.1	114.5
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(0.1)	1.0
Additions to property	(57.9)	(53.9)
Proceeds from sale of property and assets held for sale	14.4	16.4
Proceeds from sale of business	50.1	—
Purchases of equity securities	—	(5.0)
Investments in partnerships	(3.3)	—
Net Cash Provided by (Used in) Investing Activities	3.2	(41.5)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	500.0	20.0
Repayments of long-term debt	(90.1)	(37.5)
Premium from issuance of long-term debt	17.5	—
Purchases of treasury stock	(159.0)	(165.3)
Subsidiary shares repurchased by subsidiary	(18.1)	—
Payments of debt issuance costs and deferred financing fees	(3.6)	(0.1)
Cash received from share repurchase contracts	—	47.5
Other, net	(19.3)	(19.1)
Net Cash Provided by (Used in) Financing Activities	227.4	(154.5)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(0.8)	6.6
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	335.9	(74.9)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	824.2	1,193.4
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,160.1	$1,118.5

 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended December 31,
	2021	2020
Common Stock
Beginning and end of period	$0.9	$0.8
Additional Paid-in Capital
Beginning of period	4,253.5	4,182.9
Activity under stock and deferred compensation plans	(17.7)	(17.0)
Non-cash stock-based compensation expense	11.9	12.8
Cash received from share repurchase contracts	—	47.5
End of period	4,247.7	4,226.2
Retained Earnings
Beginning of period	347.3	208.6
Net (loss) earnings	(20.8)	81.2
Post Holdings Partnering Corporation deemed dividend	0.1	—
End of period	326.6	289.8
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(10.9)	(4.3)
Net change in retirement benefits, net of tax	(0.4)	(0.1)
End of period	(11.3)	(4.4)
Hedging Adjustments, net of tax
Beginning of period	71.4	70.3
Net change in hedges, net of tax	0.4	0.3
End of period	71.8	70.6
Foreign Currency Translation Adjustments
Beginning of period	(17.6)	(95.3)
Foreign currency translation adjustments	5.2	101.4
End of period	(12.4)	6.1
Treasury Stock
Beginning of period	(1,902.2)	(1,508.5)
Purchases of treasury stock	(155.0)	(159.9)
End of period	(2,057.2)	(1,668.4)
Total Shareholders’ Equity Excluding Noncontrolling Interests	2,566.1	2,920.7
Noncontrolling Interests
Beginning of period	11.8	(25.5)
Net earnings attributable to noncontrolling interests	11.5	9.8
Purchases of treasury stock	(18.1)	—
Activity under stock and deferred compensation plans	(1.0)	(0.9)
Distribution to noncontrolling interest	—	(1.0)
Non-cash stock-based compensation expense	1.5	1.1
Net change in hedges, net of tax	0.1	0.1
Foreign currency translation adjustments	(0.3)	0.2
End of period	5.5	(16.2)
Total Shareholders’ Equity	$2,571.6	$2,904.5
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” the “Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its consolidated subsidiaries) as of and for the fiscal year ended September 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021.
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
Recently Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires a company to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-19, “Revenue from Contracts with Customers (Topic 606)” as if it had originated the contracts. The Company early adopted this ASU on October 1, 2021 on a prospective basis, as permitted by the ASU. The adoption of this ASU had no impact on the Company’s consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted this ASU on October 1, 2021, using the modified retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted Topic 848 on October 1, 2021. The adoption of Topic 848 did not have and is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
On May 28, 2021, the Company and Post Holdings Partnering Corporation, a newly formed special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. PHPC Sponsor, LLC, a wholly owned subsidiary of the Company (“PHPC Sponsor”), purchased 4.0 of the 30.0 PHPC Units in the initial public offering on May 28, 2021 for $40.0. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units could elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the ticker symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the completion of the PHPC IPO.
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
Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, representing the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, is required by the underwriting agreement to be maintained in the trust account. These proceeds will be invested only in U.S. treasury securities. In connection with the trust account, the Company reported

“Investments held in trust” of $345.0 on the Condensed Consolidated Balance Sheets at both December 31, 2021 and September 30, 2021.
The public stockholders’ ownership of PHPC equity represents a noncontrolling interest (“NCI”) to the Company, which is classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock is redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net income or loss, other comprehensive income or loss (“OCI”) and distributions or (ii) the redemption value. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account and not previously released to PHPC to pay taxes. As of both December 31, 2021 and September 30, 2021, the carrying amount of the redeemable NCI was recorded at its redemption value of $305.0. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend and are recorded to “Retained earnings” on the Condensed Consolidated Balance Sheets.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $10.7 were deferred underwriting commissions that will become payable to the underwriters solely in the event that PHPC completes a partnering transaction and were included in “Other liabilities” on the Condensed Consolidated Balance Sheet at both December 31, 2021 and September 30, 2021.
As of both December 31, 2021 and September 30, 2021, the Company beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
The following table summarizes the effects of changes in ownership of PHPC on the Company’s equity for the three months ended December 31, 2021.

Net earnings attributable to redeemable NCI	0.1
PHPC deemed dividend	$0.1
The following table summarizes the changes to the Company’s redeemable NCI as of and for the three months ended December 31, 2021.

Beginning of period	$305.0
Net earnings attributable to redeemable NCI	0.1
PHPC deemed dividend	(0.1)
End of period	$305.0
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
As of December 31, 2021 and September 30, 2021, the Company (other than BellRing and its subsidiaries) owned 71.5% and 71.2%, respectively, of the BellRing LLC units and the net income and net assets of BellRing and its subsidiaries were consolidated within the Company’s financial statements, and the remaining 28.5% and 28.8%, respectively, of the consolidated net income and net assets of BellRing and its subsidiaries, representing the percentage of economic interest in BellRing LLC held by BellRing (and therefore indirectly held by the public stockholders of BellRing through their ownership of the BellRing Class A Common Stock), were allocated to NCI.
In October 2021, Post entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) providing for the distribution of a significant portion of its ownership interest in BellRing to Post’s shareholders. Pursuant to the Transaction Agreement, Post will contribute its share of BellRing Class B Common Stock, all of its BellRing Brands, LLC units and cash to BellRing Distribution, LLC, a newly-formed wholly-owned subsidiary of Post (“New BellRing”), in exchange for all of the then-outstanding equity of New BellRing and New BellRing indebtedness (the “BellRing Separation”). New BellRing will convert into a Delaware corporation, and Post will then distribute at least 80.1% of its shares of New BellRing common stock to Post shareholders in a pro-rata distribution. Upon completion of the distribution of New BellRing common stock to Post shareholders (the “BellRing Distribution”), BellRing Merger Sub Corporation, a wholly-owned subsidiary of New BellRing, will merge with and into BellRing (the “BellRing Merger”), with BellRing as the surviving corporation and a wholly-owned subsidiary of New BellRing. Pursuant to the BellRing Merger, each outstanding share of BellRing Class A Common Stock will be converted into one share of New BellRing common stock plus a to-be-determined amount of cash per share. The exact amount of cash consideration will be determined in accordance with the Transaction Agreement based upon several factors, including the amount of New BellRing indebtedness to be issued. Immediately following the BellRing Distribution and the BellRing Merger, it is expected that Post will own approximately 14.2% of the New BellRing common stock and Post shareholders will own approximately 57.3% of the New BellRing common stock. Legacy holders of BellRing Class A Common Stock will own approximately 28.5% of the New BellRing common stock, maintaining their current effective ownership in the BellRing business. Post expects to use the New BellRing indebtedness and shares of New BellRing common stock to repay creditors of Post. The Company incurred separation-related expenses of $4.4 during the three months ended December 31, 2021. These expenses generally included third party costs for due diligence, advisory services and government filing fees and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Completion of the BellRing Separation, the BellRing Distribution and the BellRing Merger is anticipated to occur in the first calendar quarter of 2022, the second quarter of fiscal 2022, subject to certain customary closing conditions, although there can be no assurance that these transactions will occur within the expected timeframe or at all. As of December 31, 2021, the BellRing Separation, the BellRing Distribution and the BellRing Merger had not yet been completed.
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

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue:

	Three Months Ended December 31,
	2021	2020
8th Avenue’s net loss available to 8th Avenue’s common shareholders	$(27.7)	$(10.2)
	60.5%	60.5%
Equity method loss available to Post	$(16.8)	$(6.2)
Less: Amortization of basis difference, net of tax (a)	1.7	1.7
Equity method loss, net of tax	$(18.5)	$(7.9)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted-average useful lives of the assets. At December 31, 2021 and September 30, 2021, the remaining basis difference to be amortized was $46.1 and $47.8, respectively.
Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended December 31,
	2021	2020
Net sales	$259.6	$229.0
Gross profit	$28.0	$35.4

Net (loss) earnings	$(18.0)	$(1.4)
Less: Preferred stock dividend	9.7	8.8
Net Loss Available to 8th Avenue Common Shareholders	$(27.7)	$(10.2)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $1.0 and $0.8 during the three months ended December 31, 2021 and 2020, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three months ended December 31, 2021 and 2020, the Company had net sales to 8th Avenue of $1.4 and $2.0, respectively, and purchases from and royalties paid to 8th Avenue of $29.5 and $2.2, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $48.1 and $66.6 at December 31, 2021 and September 30, 2021, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $4.4, $1.4 and $0.7, respectively, at December 31, 2021 and current receivables, current payables and a long-term liability of $4.6, $1.2 and $0.7, respectively, at September 30, 2021. The current receivables, current payables and long-term liability, which related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases, were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Alpen and Weetabix East Africa
The Company holds an equity interest in two legal entities, Alpen Food Company South Africa (Pty) Limited (“Alpen”) and Weetabix East Africa Limited (“Weetabix East Africa”).
Alpen is a South African-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was $0.1 and zero for the three months ended December 31, 2021 and 2020, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $3.8 and $4.1 at December 31, 2021 and September 30, 2021, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.5 at both December 31, 2021 and September 30, 2021, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
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
Fiscal 2021
On June 1, 2021, the Company completed its acquisition of the private label RTE cereal business from TreeHouse Foods, Inc. (the “PL RTE Cereal Business”) for $85.0, subject to inventory and other adjustments, resulting in a payment at closing of $88.0. The acquisition was completed using cash on hand. The PL RTE Cereal Business is reported in the Post Consumer Brands segment (see Note 18). Based on the purchase price allocation at September 30, 2021, the Company identified and recorded $99.5 of net assets, which exceeded the purchase price paid for the PL RTE Cereal Business. As a result, the Company recorded a gain of $11.5, which was reported as other operating income in the consolidated statement of operations for the year ended September 30, 2021.
On May 27, 2021, the Company completed its acquisition of the Egg Beaters liquid egg brand (“Egg Beaters”) from Conagra Brands, Inc. for $50.0, subject to working capital and other adjustments, resulting in a payment at closing of $50.6. The acquisition was completed using cash on hand. Egg Beaters is a retail liquid egg brand and is reported in the Refrigerated Retail segment (see Note 18).
On February 1, 2021, the Company completed its acquisition of the Almark Foods business and related assets (“Almark”) for $52.0, subject to working capital and other adjustments, resulting in a payment at closing of $51.3. The acquisition was completed using cash on hand. Almark is a provider of hard-cooked and deviled egg products, offering conventional, organic and cage-free products, and distributes its products to foodservice distributors, as well as across retail outlets, including in the perimeter-of-the-store and the deli counter. Almark is reported in the Foodservice and Refrigerated Retail segments (see Note 18). At both December 31, 2021 and September 30, 2021, the Company had recorded an estimated working capital receivable of $3.0, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet.
On January 25, 2021, the Company completed its acquisition of the Peter Pan nut butter brand (“Peter Pan”) from Conagra Brands, Inc. for $102.0, subject to working capital and other adjustments, resulting in a payment at closing of $103.4. The acquisition was completed using cash on hand. Peter Pan is a nationally recognized brand with a diversified customer base across key channels and is reported in the Post Consumer Brands segment (see Note 18). All Peter Pan nut butter products are currently co-manufactured by 8th Avenue, in which the Company has a 60.5% common equity interest (see Note 3). In April 2021, the Company reached a final settlement of net working capital, resulting in an amount received by the Company of $2.0.
Preliminary values of the Almark acquisition are not yet finalized pending the final purchase price allocation and is subject to change once additional information is obtained.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2021 acquisitions for the periods presented as if these acquisitions had occurred on October 1, 2019, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, inventory revaluation adjustments on acquired businesses, interest expense, transaction costs, gain on bargain purchase and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results. Pro forma adjustments did not affect results of operations for the three months ended December 31, 2021.

Three Months Ended December 31,
2020
Pro forma net sales	$1,554.2
Pro forma net earnings available to common shareholders	$80.6
Pro forma basic earnings per common share	$1.23
Pro forma diluted earnings per common share	$1.21
NOTE 5 — DIVESTITURE AND AMOUNTS HELD FOR SALE
Divestiture
On December 1, 2021, the Company sold the Willamette Egg Farms business (the “WEF Transaction”), which included $62.8 of assets, resulting in total proceeds of $56.1. Of the $56.1, the Company had $6.0 in escrow, subject to certain contingencies, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet at December 31, 2021. As a result, during the three months ended December 31, 2021, the Company recorded a loss on sale of business of $6.7, which was reported as “Other operating income, net” in the Condensed Consolidated Statement of Operations. As of December 31, 2021, Willamette Egg Farms was no longer consolidated in the Company’s financial statements. Prior to the WEF Transaction, operating results were previously reported in the Refrigerated Retail segment.
Amounts Held For Sale
The Company had certain Foodservice production equipment in Klingerstown, Pennsylvania (the “Klingerstown Equipment”) classified as held for sale. The Company sold the Klingerstown Equipment in November 2021. In the three months ended December 31, 2021, a gain on assets held for sale of $9.8 was recorded related to the sale of the Klingerstown Equipment. The Company received total proceeds of $10.3, which was included in “Proceeds from sale of property and assets held for sale” on the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2021. In the three months ended December 31, 2020, a net gain on assets held for sale of $0.6 was recorded consisting of a gain of $0.7 related to the sale of a Weetabix manufacturing facility in Corby, United Kingdom in November 2020 and a loss of $0.1 related to the sale of land and a building at the Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina in November 2020. These held for sale gains and losses were included in “Other operating income, net” in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020.
NOTE 6 — INCOME TAXES
The effective income tax rate was (161.1)% and 19.0% for the three months ended December 31, 2021 and 2020, respectively. In accordance with ASC Topic 740, “Income Taxes,” the Company records income tax (benefit) expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three months ended December 31, 2021, the effective income tax rate differed significantly from the statutory rate primarily as a result of $4.6 of discrete tax benefit items related to the Company’s equity method loss attributable to 8th Avenue and $2.2 of discrete tax benefit items related to excess tax benefits for share-based payments. For additional information on the 8th Avenue equity method loss, refer to Note 3.
NOTE 7 — (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is based on the average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend (see Note 3). As allowed for within ASC Topic 480, “Distinguishing Liabilities from Equity,” the Company has made an election to treat the portion of the deemed dividend that exceeds fair value as an adjustment to income available to common shareholders for basic and diluted (loss) earnings per share. In addition, “Net (loss) earnings for diluted (loss) earnings per share” in the table below has been adjusted for the Company’s share of BellRing’s consolidated net earnings for diluted earnings per share, to the extent it is dilutive.

The following table sets forth the computation of basic and diluted (loss) earnings per share.

	Three Months Ended December 31,
	2021	2020
Net (Loss) Earnings	$(20.8)	$81.2
Impact of redeemable NCI	4.9	—
Net (loss) earnings for basic (loss) earnings per share	$(15.9)	$81.2
Dilutive impact of BellRing net earnings	—	—
Net (loss) earnings for diluted (loss) earnings per share	$(15.9)	$81.2

Weighted-average shares for basic (loss) earnings per share	62.5	65.7
Effect of dilutive securities:
Stock options	—	0.6
Stock appreciation rights	—	0.1
Restricted stock units	—	0.4
Performance-based restricted stock units	—	0.1
Total dilutive securities	—	1.2
Weighted-average shares for diluted (loss) earnings per share	62.5	66.9

Basic (loss) earnings per common share	$(0.25)	$1.24
Diluted (loss) earnings per common share	$(0.25)	$1.21
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted (loss) earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2021	2020
Stock options	0.8	0.2
Stock appreciation rights	0.1	—
Restricted stock units	0.8	0.1
Performance-based restricted stock units	0.1	0.2
NOTE 8 — INVENTORIES

	December 31, 2021	September 30, 2021
Raw materials and supplies	$139.3	$133.6
Work in process	19.3	19.3
Finished products	431.5	402.5
Flocks	31.5	39.1
	$621.6	$594.5
NOTE 9 — PROPERTY, NET

	December 31, 2021	September 30, 2021
Property, at cost	$3,186.3	$3,239.5
Accumulated depreciation	(1,417.3)	(1,400.1)
	$1,769.0	$1,839.4

NOTE 10 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	BellRing Brands	Total
Balance, September 30, 2021
Goodwill (gross)	$2,067.1	$929.4	$1,355.0	$807.9	$180.7	$5,340.1
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,458.0	$929.4	$1,355.0	$759.2	$65.9	$4,567.5
Sale of business (a)	—	—	—	(4.2)	—	(4.2)
Currency translation adjustment	—	3.4	—	—	—	3.4
Balance, December 31, 2021
Goodwill (gross)	$2,067.1	$932.8	$1,355.0	$803.7	$180.7	$5,339.3
Accumulated impairment losses	(609.1)	—	—	(48.7)	(114.8)	(772.6)
Goodwill (net)	$1,458.0	$932.8	$1,355.0	$755.0	$65.9	$4,566.7
(a)In December 2021, the Company completed the WEF Transaction. For additional information, see Note 5.
NOTE 11 — INTANGIBLE ASSETS, NET
    Total intangible assets are as follows:

	December 31, 2021			September 30, 2021
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,329.6	$(818.3)	$1,511.3	$2,341.7	$(791.7)	$1,550.0
Trademarks and brands	840.6	(314.1)	526.5	843.0	(303.8)	539.2
Other intangible assets	3.1	(3.1)	—	3.1	(3.1)	—
	3,173.3	(1,135.5)	2,037.8	3,187.8	(1,098.6)	2,089.2
Not subject to amortization:
Trademarks and brands	1,059.4	—	1,059.4	1,058.3	—	1,058.3
	$4,232.7	$(1,135.5)	$3,097.2	$4,246.1	$(1,098.6)	$3,147.5
In December 2021, the Company completed the WEF Transaction. As a result, the Company recorded a write-off of $8.8 and $1.7 relating to customer relationships, net and trademarks, net, respectively. For additional information on the WEF Transaction, see Note 5.
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
At December 31, 2021, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts maturing in the next year that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling;
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
During fiscal 2020, the Company changed the designation of its interest rate swap contracts that are used as hedges of forecasted interest payments on BellRing’s variable rate debt from cash flow hedges to non-designated hedging instruments as the swaps were no longer effective (as defined by ASC Topic 815). In connection with the de-designation, the Company started reclassifying losses previously recorded in accumulated OCI to “Interest expense, net” in the Condensed Consolidated Statements of Operations on a straight-line basis over the term of BellRing’s variable rate debt. Mark-to-market adjustments related to these swaps are also included in “Interest expense, net” in the Condensed Consolidated Statements of Operations. At December 31, 2021 and September 30, 2021, the remaining net loss before taxes to be amortized was $6.6 and $7.1, respectively.
The following table shows the notional amounts of derivative instruments held.

	December 31, 2021	September 30, 2021
Commodity contracts	$50.5	$59.8
Energy contracts	43.3	45.9
Foreign exchange contracts - Forward contracts	5.1	—
Interest rate swaps	550.0	550.0
Interest rate swaps - Rate-lock swaps	1,549.3	1,549.3
PHPC Warrants	16.9	16.9
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	December 31, 2021	September 30, 2021
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$19.2	$16.6
Energy contracts	Prepaid expenses and other current assets	13.8	20.1
Commodity contracts	Other assets	—	2.9
Energy contracts	Other assets	3.4	2.0
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	—
Interest rate swaps	Other assets	16.4	24.2
		$52.9	$65.8

Liability Derivatives:
Commodity contracts	Other current liabilities	$2.3	$2.8
Energy contracts	Other current liabilities	0.5	—
Energy contracts	Other liabilities	0.1	—
Interest rate swaps	Other current liabilities	132.8	129.6
Interest rate swaps	Other liabilities	270.6	247.9
PHPC Warrants	Other liabilities	8.7	9.2
		$415.0	$389.5

The following tables present the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2021 and 2020.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2021	2020
Commodity contracts	Cost of goods sold	$(8.8)	$(7.4)
Energy contracts	Cost of goods sold	2.1	(8.0)
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	1.5
Interest rate swaps	Interest expense, net	(0.4)	0.5
Interest rate swaps	Expense (income) on swaps, net	36.9	(41.6)
PHPC Warrants	Other income, net	(0.5)	—

Derivatives Previously Designated as Hedging Instruments	Loss Reclassified from Accumulated OCI including NCI into Earnings (a)		Statement of Operations Location
	2021	2020
Interest rate swaps	$0.5	$0.5	Interest expense, net
(a)For the three months ended December 31, 2021 and 2020, this amount includes the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.
The following table presents the components of the Company’s net hedging (gains) losses on interest rate swaps, as well as cash settlements paid during the periods presented.

Three Months Ended December 31,	Statement of Operations Location	Mark-to-Market (Gain) Loss, net	Net Loss Reclassified from Accumulated OCI including NCI (a)	Total Net Hedging (Gain) Loss	Cash Settlements Paid, Net
	Interest expense, net	$(0.9)	$0.5	$(0.4)	$1.3
	Expense (income) on swaps, net	36.9	—	36.9	1.1
2021	Total	$36.0	$0.5	$36.5	$2.4

	Interest expense, net	$—	$0.5	$0.5	$1.2
	Expense (income) on swaps, net	(41.6)	—	(41.6)	1.5
2020	Total	$(41.6)	$0.5	$(41.1)	$2.7
(a)Includes the amortization of previously unrealized losses on BellRing’s interest rate swaps that were de-designated as hedging instruments as of April 1, 2020.
Accumulated OCI, including amounts reported as NCI, included a $93.0 net gain on hedging instruments before taxes ($70.1 after taxes) at December 31, 2021, compared to a $92.5 net gain before taxes ($69.6 after taxes) at September 30, 2021. Approximately $2.3 of the net hedging losses reported in accumulated OCI at December 31, 2021 are expected to be reclassified into earnings within the next 12 months. Accumulated OCI included settlements of and previously unrealized gains on cross-currency swaps of $99.5 at both December 31, 2021 and September 30, 2021. Reclassification of these amounts recorded in accumulated OCI into earnings will only occur in the event United Kingdom (the “U.K.”)-based operations are substantially liquidated.
At December 31, 2021 and September 30, 2021, the Company had pledged collateral of $1.6 and $6.4, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2021			September 30, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$16.2	$16.2	$—	$15.5	$15.5	$—
Derivative assets	52.9	—	52.9	65.8	—	65.8
Equity securities	33.5	33.5	—	28.9	28.9	—
	$102.6	$49.7	$52.9	$110.2	$44.4	$65.8
Liabilities:
Deferred compensation liabilities	$37.5	$—	$37.5	$36.0	$—	$36.0
Derivative liabilities	415.0	8.7	406.3	389.5	9.2	380.3
	$452.5	$8.7	$443.8	$425.5	$9.2	$416.3
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
Investments held in trust are invested in a fund consisting entirely of U.S. treasury securities. The fund is valued at net asset value per share (“NAV”), and as such, in accordance with ASC Topic 820, the investments have not been classified in the fair value hierarchy. Investments held in trust are reported at fair value on the Condensed Consolidated Balance Sheet (see Note 3).
To calculate the fair value of the PHPC Warrants, the PHPC Warrants were initially valued using the Monte Carlo Option Pricing Method. The initial fair value measurement was categorized as Level 3, as the fair values utilized significant unobservable inputs. However, as of December 31, 2021 and September 30, 2021, the PHPC Warrants were valued using the market approach based on quoted prices as the PHPC Warrants became actively traded on the NYSE during the fourth quarter of fiscal 2021 and are now categorized as Level 1. For additional information on the PHPC Warrants, see Notes 3 and 12.
The Company uses the market approach to measure the fair value of its equity securities.
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond as of December 31, 2021 and September 30, 2021 approximated their carrying values. Based on current market rates, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond and the BellRing Revolving Credit Facility (both of which are categorized as Level 2), was $7,661.8 and $7,210.5 as of December 31, 2021 and September 30, 2021, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
The Company sold the Klingerstown Equipment in fiscal 2022. The Klingerstown Equipment was reported in the Foodservice segment. For additional information on assets held for sale, see Note 5. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of the carrying amount or fair value less cost to sell. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. The fair value measurement was categorized as Level 3, as the fair value utilizes significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2021	$—
Transfer of assets into held for sale	0.5
Net gain related to assets held for sale	9.8
Proceeds from the sale of assets held for sale	(10.3)
Balance, December 31, 2021	$—
NOTE 14 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	December 31, 2021	September 30, 2021
4.50% Senior Notes maturing September 2031	$1,800.0	$1,800.0
4.625% Senior Notes maturing April 2030	1,650.0	1,650.0
5.50% Senior Notes maturing December 2029	1,250.0	750.0
5.625% Senior Notes maturing January 2028	940.9	940.9
5.75% Senior Notes maturing March 2027	1,299.3	1,299.3
BellRing Term B Facility	519.8	609.9
Municipal bond	7.5	7.5
	$7,467.5	$7,057.6
Less: Current portion of long-term debt	36.1	117.4
Debt issuance costs, net	53.5	51.9
Plus: Unamortized premium and discount, net	51.1	34.5
Total long-term debt	$7,429.0	$6,922.8
Senior Notes
On December 22, 2021, the Company issued an additional $500.0 principal value of 5.50% senior notes maturing in December 2029. The additional 5.50% senior notes were issued at a price of 103.5% of the par value, and the Company received $514.1 after incurring investment banking and other fees and expenses of $3.4, which were deferred and are being amortized to interest expense over the term of the notes. The premium related to the 5.50% senior notes was recorded as an unamortized premium, and is being amortized as a reduction to interest expense over the term of the notes. Interest payments are due semi-annually each June 15 and December 15.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, restated or amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Revolving Credit Facility has outstanding letters of credit of $21.4, which reduced the available borrowing capacity under the Revolving Credit Facility to $728.6 at December 31, 2021. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
On December 17, 2021, the Company entered into a second amendment to the Credit Agreement to, among other provisions, facilitate the BellRing Separation, the BellRing Distribution and the BellRing Merger. For additional information regarding the BellRing transactions, refer to Note 3. The amendment also amended the Credit Agreement to change the reference interest rate applicable to revolving loan borrowings in U.S. Dollars from LIBOR to a rate based on the secured overnight financing rate (“SOFR”).
Borrowings in U.S. dollars under the Revolving Credit Facility bear interest, at the option of the Company, at an annual rate equal to either (a) the adjusted term SOFR rate (as defined in the Credit Agreement) or (b) the base rate determined by reference to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted term SOFR rate plus 1.00% per annum, in each case plus an applicable margin, which is determined by reference to the secured net leverage ratio (as defined in the Credit Agreement), with the applicable margin for adjusted term SOFR rate loans and base rate loans being (i) 2.00% and 1.00%, respectively, if the secured net leverage ratio is greater than or equal to 3.00:1.00, (ii) 1.75% and 0.75%, respectively, if the secured net leverage ratio is less than 3.00:1.00 and greater than or equal to 1.50:1.00 or (iii) 1.50% and 0.50%, respectively, if the secured net leverage ratio is less than 1.50:1.00. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility accrue at a rate of 0.375% per annum if the Company’s secured net leverage ratio is greater than 3.00:1.00, and will accrue at a rate of 0.25% per annum if the Company’s secured net leverage ratio is less than or equal to 3.00:1.00.
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
BellRing’s Credit Agreement and Senior Debt Facilities
On October 21, 2019, BellRing entered into a credit agreement (as amended, restated or amended and restated, the “BellRing Credit Agreement”), which provides for a term B loan facility in an aggregate original principal amount of $700.0 (the “BellRing Term B Facility”) and a revolving credit facility in an aggregate principal amount of up to $200.0 (the “BellRing Revolving Credit Facility”), with the commitments under the BellRing Revolving Credit Facility to be made available to BellRing in U.S. Dollars, Euros and Pounds Sterling. Letters of credit are available under the BellRing Credit Agreement in an aggregate amount of up to $20.0. Any outstanding amounts under the BellRing Revolving Credit Facility and BellRing Term B Facility must be repaid on or before October 21, 2024.
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
The BellRing Term B Facility requires quarterly scheduled amortization payments of $8.75, which began on March 31, 2020, with the balance to be paid at maturity on October 21, 2024. Interest was paid on each Interest Payment Date (as defined in the BellRing Credit Agreement) during each of the three months ended December 31, 2021 and 2020. The BellRing Term B Facility contains customary mandatory prepayment provisions, including provisions for mandatory prepayment (a) from the net cash proceeds of certain asset sales and (b) of 75% of consolidated excess cash flow (as defined in the BellRing Credit Agreement) (which percentage will be reduced to 50% if the secured net leverage ratio (as defined in the BellRing Credit Agreement) is less than or equal to 3.35:1.00 as of a fiscal year end). During the three months ended December 31, 2021, BellRing repaid $81.4 on the BellRing Term B Facility as a mandatory prepayment from fiscal 2021 excess cash flow, which was in addition to the scheduled amortization payments. BellRing may prepay the BellRing Term B Facility at its option without penalty or premium. The interest rate on the BellRing Term B Facility was 4.75% as of both December 31, 2021 and September 30, 2021.
Borrowings under the BellRing Revolving Credit Facility bear interest, at the option of BellRing, at an annual rate equal to either the Eurodollar rate or the base rate (determined as described above) plus a margin, which is determined by reference to the secured net leverage ratio, with the applicable margin for Eurodollar rate-based loans and base rate-based loans being (i) 4.25% and 3.25%, respectively, if the secured net leverage ratio is greater than or equal to 3.50:1.00, (ii) 4.00% and 3.00%, respectively, if the secured net leverage ratio is less than 3.50:1.00 and greater than or equal to 2.50:1.00 or (iii) 3.75% and 2.75%, respectively, if the secured net leverage ratio is less than 2.50:1.00. Facility fees on the daily unused amount of commitments under the BellRing Revolving Credit Facility accrue at rates ranging from 0.25% to 0.50% per annum depending on BellRing’s secured net leverage ratio. There were no amounts drawn under the BellRing Revolving Credit Facility as of December 31, 2021 and September 30, 2021.
During the three months ended December 31, 2021 and 2020, BellRing borrowed zero and $20.0, respectively, under the BellRing Revolving Credit Facility. There were no amounts repaid on the BellRing Revolving Credit Facility during each of the three months ended December 31, 2021 and 2020. The available borrowing capacity under the BellRing Revolving Credit Facility was $200.0 as of both December 31, 2021 and September 30, 2021. There were no outstanding letters of credit as of December 31, 2021 or September 30, 2021.
The BellRing Credit Agreement provides for potential incremental revolving and term facilities at BellRing’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits BellRing to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the BellRing Credit Agreement.
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
Obligations under the BellRing Credit Agreement are unconditionally guaranteed by the existing and subsequently acquired or organized direct and indirect domestic subsidiaries of BellRing (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries of BellRing it designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the assets of BellRing and the assets of its subsidiary guarantors (other than real property), subject to limited exceptions. The Company and its subsidiaries (other than BellRing and certain of its subsidiaries) are not obligors or guarantors under the BellRing debt facilities.

Debt Covenants
Credit Agreement
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of December 31, 2021, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
The Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing is required to comply with a financial covenant requiring BellRing to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing did not exceed this threshold as of December 31, 2021.
The BellRing Credit Agreement provides for potential incremental revolving and term facilities at BellRing’s request and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits BellRing to incur other secured or unsecured debt, in all cases subject to conditions and limitations on the amount as specified in the BellRing Credit Agreement.
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
No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three months ended December 31, 2021 or 2020. At both December 31, 2021 and September 30, 2021, the Company had $3.5 accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The

Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s consolidated financial condition, results of operations and cash flows could be materially affected.
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

	North America
	Three Months Ended December 31,
	2021	2020
Service cost	$1.1	$0.9
Interest cost	0.9	0.8
Expected return on plan assets	(1.8)	(1.6)
Recognized net actuarial loss	0.4	0.6
Net periodic benefit cost	$0.6	$0.7

	Other International
	Three Months Ended December 31,
	2021	2020
Interest cost	$4.2	$3.7
Expected return on plan assets	(6.6)	(6.0)
Recognized prior service cost	0.1	0.1
Net periodic benefit gain	$(2.3)	$(2.2)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans. In the Condensed Consolidated Statements of Operations, service cost is reported in “Cost of goods sold” and

“Selling, general and administrative expenses” and all other components of net periodic benefit gain are reported in “Other income, net.”

	Three Months Ended December 31,
	2021	2020
Service cost	$0.1	$0.1
Interest cost	0.4	0.4
Recognized net actuarial loss	0.2	0.3
Recognized prior service credit	(1.2)	(1.2)
Net periodic benefit gain	$(0.5)	$(0.4)
NOTE 17 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended December 31,
	2021	2020
Shares repurchased	1.5	1.7
Average price per share	$103.39	$93.45
Total cost including broker’s commissions (a)	$155.0	$159.9
(a)“Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2021 included $4.0 of repurchases of common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022. “Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2020 included $7.4 of repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. Of the $159.9 total cost for the three months ended December 31, 2020, $2.0 was accrued and had not yet been paid at December 31, 2020.
NOTE 18 — SEGMENTS
At December 31, 2021, the Company’s operating and reportable segments were as follows:
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

	Three Months Ended December 31,
	2021	2020
Net Sales
Post Consumer Brands	$507.3	$445.0
Weetabix	118.6	113.5
Foodservice	438.6	354.5
Refrigerated Retail	273.4	263.1

BellRing Brands	306.5	282.4
Eliminations	(0.7)	(0.5)
Total	$1,643.7	$1,458.0
Segment Profit
Post Consumer Brands	$71.3	$70.5
Weetabix	27.2	28.1
Foodservice	15.1	10.8
Refrigerated Retail	13.6	33.7
BellRing Brands	50.6	47.8
Total segment profit	177.8	190.9
General corporate expenses and other	46.1	13.8
Interest expense, net	91.2	96.6
Expense (income) on swaps, net	36.9	(41.6)
Earnings before income taxes and equity method loss	$3.6	$122.1
Net sales by product
Cereal and granola	$607.3	$558.3
Nut butters	18.5	—
Eggs and egg products	423.4	338.1
Side dishes (including potato products)	164.9	155.5
Cheese and dairy	59.6	62.7
Sausage	47.7	44.3
Protein-based products and supplements	306.5	282.5
Other	16.4	17.0
Eliminations	(0.6)	(0.4)
Total	$1,643.7	$1,458.0
Depreciation and amortization
Post Consumer Brands	$33.8	$28.2
Weetabix	9.3	9.4
Foodservice	32.0	30.7
Refrigerated Retail	20.3	18.1
BellRing Brands	5.3	6.7
Total segment depreciation and amortization	100.7	93.1
Corporate	1.0	1.0
Total	$101.7	$94.1

Assets	December 31, 2021	September 30, 2021
Post Consumer Brands	$3,454.3	$3,467.8
Weetabix	1,919.7	1,930.4
Foodservice and Refrigerated Retail	4,957.1	5,074.2
BellRing Brands	600.5	696.4
Corporate	1,681.3	1,245.9
Total	$12,612.9	$12,414.7

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its consolidated subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in five reportable segments: Post Consumer Brands, Weetabix, Foodservice, Refrigerated Retail and BellRing Brands. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At December 31, 2021, our reportable segments were as follows:
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
Transactions
Distribution Announcement of BellRing Brands, Inc.
In October 2021, we entered into a Transaction Agreement and Plan of Merger (the “Transaction Agreement”) providing for the distribution of a significant portion of our ownership interest in BellRing Brands, Inc. (“BellRing”) to our shareholders. Pursuant to the Transaction Agreement, we will contribute our share of BellRing’s Class B common stock, $0.01 par value per share, all of our BellRing Brands, LLC (“BellRing LLC”) non-voting membership units and cash to BellRing Distribution, LLC, our newly-formed wholly-owned subsidiary (“New BellRing”), in exchange for all of the then-outstanding equity of New BellRing and New BellRing indebtedness (the “BellRing Separation”). New BellRing will convert into a Delaware corporation, and we will then distribute at least 80.1% of our shares of New BellRing common stock to our shareholders in a pro-rata distribution. Upon completion of the distribution of New BellRing common stock to our shareholders (the “BellRing Distribution”), BellRing Merger Sub Corporation, a wholly-owned subsidiary of New BellRing, will merge with and into BellRing (the “BellRing Merger”), with BellRing as the surviving corporation and a wholly-owned subsidiary of New BellRing. Pursuant to the BellRing Merger, each outstanding share of BellRing Class A common stock, $0.01 par value per share (the “BellRing Class A Common Stock”), will be converted into one share of New BellRing common stock plus a to-be-determined amount of cash per share. The exact amount of cash consideration will be determined in accordance with the Transaction Agreement based upon several factors, including the amount of New BellRing indebtedness to be issued. Immediately following the BellRing Distribution and the BellRing Merger, it is expected that we will own approximately 14.2% of the New BellRing common stock and our shareholders will own approximately 57.3% of the New BellRing common stock. Legacy holders of BellRing Class A Common Stock will own approximately 28.5% of the New BellRing common stock, maintaining their current effective ownership in the BellRing business. We expect to use the New BellRing indebtedness and shares of New BellRing common stock to repay certain of our creditors. We incurred separation-related expenses of $4.4 million during the three months ended December 31, 2021. These expenses generally included third party costs for due diligence, advisory services and government filing fees and were recorded as “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Completion of the BellRing Separation, the BellRing Distribution and the BellRing Merger is anticipated to occur in the first calendar quarter of 2022, the second quarter of fiscal 2022, subject to certain customary closing conditions, although there can be no assurance that these transactions will occur within the expected timeframe or at all. As of December 31, 2021, the BellRing Separation, the BellRing Distribution and the BellRing Merger had not yet been completed.

Initial Public Offering of Post Holdings Partnering Corporation
On May 28, 2021, we and Post Holdings Partnering Corporation, a newly formed special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 million units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 million PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0 million. PHPC Sponsor, LLC, our wholly owned subsidiary (“PHPC Sponsor”), purchased 4.0 million of the 30.0 million PHPC Units in the initial public offering on May 28, 2021 for $40.0. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units could elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the ticker symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the completion of the PHPC IPO.
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
As of both December 31, 2021 and September 30, 2021, we beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within our financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable noncontrolling interest (“NCI”). All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
Acquisitions
We completed the following acquisitions during fiscal 2021:

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
Divestitures
We completed the sale of the Willamette Egg Farms business (the “WEF Transaction”) on December 1, 2021. Prior to the WEF Transaction, operating results were previously reported in our Refrigerated Retail segment.
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
•enhancing facility safety measures and working closely with public health officials to follow additional health and safety guidelines; and
•in the first half of fiscal 2021, actively managing our foodservice egg supply, including taking measures to reduce internal production, delivering contract suspension notices invoking force majeure clauses with respect to certain of our suppliers in the second quarter of fiscal 2020 (these contract suspensions were provisionally lifted on July 1, 2020) and repurposing product into our retail channel.
Our products sold through retail channels generally experienced an uplift in sales starting in March 2020, which continued through the first half of fiscal 2021 driven by increased at-home consumption in reaction to the COVID-19 pandemic.
At the onset of the COVID-19 pandemic, our foodservice business was significantly impacted by lower away-from-home demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. Since then, the recovery of our foodservice volumes has been closely tracking with changes in the degree of restrictions on mobility and gathering. Volumes have nearly fully recovered to pre-pandemic levels in certain channels and product categories, while volumes in other channels impacted by the COVID-19 pandemic have recovered from low levels experienced at the height of the pandemic, but have recently plateaued at levels below pre-pandemic volumes. In the aggregate, our overall foodservice business volumes remain below pre-pandemic levels.
As the overall economy continues to recover from the impact of the COVID-19 pandemic, labor shortages, input and freight inflation and other supply chain disruptions, including input availability, are pressuring our supply chains in all segments, resulting in missed sales and higher manufacturing costs. Per unit product costs escalated as throughput declined and fixed cost absorption worsened. Service levels and fill rates remain below normal levels, and inventories are low, resulting in the placement of certain products on allocation. These factors are expected to persist in fiscal year 2022 and are dependent upon our ability to adequately hire, train and retain manufacturing staff, maintain sufficient supplies of ingredients and packaging and rebuild inventory levels. Raw material, packaging, wage and freight inflation has been widespread, rapid and significant, and has put downward pressure on profit margins in all of our segments. We have taken pricing actions in all segments and expect to take further actions to offset these inflationary pressures.
Volume and profit recovery in our Foodservice segment is dependent on both changes in the degree of restrictions on mobility and gathering and on the ability to navigate supply chain disruptions. We expect our Foodservice segment to return to pre-pandemic profitability in fiscal year 2023. Volume growth in our Refrigerated Retail segment, most notably for side dish products, is expected to be constrained until supply chain performance has stabilized.
BellRing’s primary categories returned to growth rates in line with their pre-pandemic levels in the fourth quarter of fiscal year 2020 and have remained strong in subsequent periods. As the overall economy continues to recover from the impact of COVID-19 pandemic, input and freight inflation and labor and input availability are pressuring BellRing’s supply chain. Lower than anticipated production and delays in capacity expansion across the broader third party shake contract manufacturer network have resulted in low inventories and missed sales. Service levels and fill rates remain below normal levels, and certain products have been placed on allocation. These factors are expected to improve but persist throughout fiscal year 2022 and are dependent upon BellRing’s contract manufacturer partners’ ability to deliver committed volumes, add capacity on expected timelines, retain manufacturing staff and rebuild inventory levels. Raw material, packaging and freight inflation has been widespread, rapid and significant, and has put downward pressure on profit margins. As a result, BellRing has taken pricing actions on nearly all products.
For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within this section.
RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change
Net Sales	$1,643.7	$1,458.0	$185.7	13%

Operating Profit	$128.7	$166.3	$(37.6)	(23)%
Interest expense, net	91.2	96.6	5.4	6%
Expense (income) on swaps, net	36.9	(41.6)	(78.5)	(189)%
Other income, net	(3.0)	(10.8)	(7.8)	(72)%
Income tax (benefit) expense	(5.8)	23.2	29.0	125%
Equity method loss, net of tax	18.6	7.9	(10.7)	(135)%
Less: Net earnings attributable to noncontrolling interests	11.6	9.8	(1.8)	(18)%
Net (Loss) Earnings	$(20.8)	$81.2	$(102.0)	(126)%
Net Sales
Net sales increased $185.7 million, or 13%, during the three months ended December 31, 2021, compared to the corresponding period in the prior year, as a result of growth in our Foodservice, BellRing Brands and Weetabix segments, as well as incremental contributions from our prior year acquisitions. The positive impacts were partially offset by declines, after excluding the impact of acquisitions, in our Post Consumer Brands and Refrigerated Retail segments. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $37.6 million, or 23%, during the three months ended December 31, 2021, compared to the corresponding period in the prior year, due to increased general corporate expenses and lower segment profit within our Refrigerated Retail and Weetabix segments, partially offset by higher segment profit within our Post Consumer Brands, Foodservice and BellRing Brands segments, excluding the impact of acquisitions. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $5.4 million, or 6%, during the three months ended December 31, 2021, compared to the corresponding period in the prior year, driven by a lower weighted-average interest rate when compared to the prior year period, increased gains of $0.9 million (compared to losses in the prior year period) on interest rate swap contracts, increased amortization of debt premium of $0.3 million and decreased amortization of debt issuance costs, deferred financing fees and debt discount of $0.7 million. Our weighted-average interest rate on our total outstanding debt decreased to 5.0% for the three months ended December 31, 2021 from 5.3% for the three months ended December 31, 2020, driven by a change in the mix of debt outstanding.
For additional information on our interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.” For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Expense (Income) on Swaps, Net
Expense (income) on swaps, net increased $78.5 million, or (189)%, during the three months ended December 31, 2021, compared to the corresponding period in the prior year, related to mark-to-market adjustments on our interest rate swaps that were not designated as hedging instruments.

For additional information on our interest rate swap contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Income Tax (Benefit) Expense
Our effective income tax rate was (161.1)% and 19.0% for the three months ended December 31, 2021 and 2020, respectively. In accordance with ASC Topic 740, “Income Taxes,” we record income tax (benefit) expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three months ended December 31, 2021, the effective income tax rate differed significantly from the statutory rate primarily as a result of $4.6 million of discrete tax benefit items related to our equity method loss attributable to 8th Avenue Food & Provisions, Inc. (“8th Avenue”) and $2.2 million of discrete tax benefit items related to excess tax benefits for share-based payments. For additional information on the 8th Avenue equity method loss, refer to Note 3 within “Notes to Condensed Consolidated Financial Statements.”
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
Post Consumer Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change
Net Sales	$507.3	$445.0	$62.3	14%
Segment Profit	$71.3	$70.5	$0.8	1%
Segment Profit Margin	14%	16%
Net sales for the Post Consumer Brands segment increased $62.3 million, or 14%, for the three months ended December 31, 2021, when compared to the prior year period. Net sales for the three months ended December 31, 2021 were positively impacted by the inclusion of incremental net sales of $65.5 million attributable to our prior year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, net sales decreased $3.2 million, or 1%, primarily due to 9% lower volume. This decrease in volume was primarily due to continuing broader softness across value and private label cereal products and the decision to exit certain low-margin private label business during the second quarter of fiscal 2021. Volume declines in private label cereal, Malt-O-Meal bag cereal and Honey Bunches of Oats were partially offset by increased Grape-Nuts volume. Average net selling prices increased as a result of favorable product mix and pricing.
Segment profit for the three months ended December 31, 2021 increased $0.8 million, or 1%, when compared to the prior year period. Segment profit for the three months ended December 31, 2021 was negatively impacted by the inclusion of incremental segment loss of $4.6 million attributable to our prior year acquisitions of Peter Pan and the PL RTE Cereal Business. Prior year segment profit was negatively impacted by a $15.0 million legal settlement. Excluding these impacts, segment profit decreased $9.6 million, or 11%, primarily driven by volume declines, as previously discussed, higher manufacturing costs of $11.7 million (primarily due to unfavorable fixed cost absorption resulting from lower volume, partially offset by manufacturing cost efficiencies), increased freight costs of $7.4 million (excluding volume-driven impacts), raw material inflation of $4.8 million and unfavorable foreign exchange rates when compared to the prior year period. These negative impacts were partially offset by improved average net selling prices, as previously discussed, and lower advertising and consumer spending of $0.3 million.

Weetabix

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change
Net Sales	$118.6	$113.5	$5.1	4%
Segment Profit	$27.2	$28.1	$(0.9)	(3)%
Segment Profit Margin	23%	25%
Net sales for the Weetabix segment increased $5.1 million, or 4%, for the three months ended December 31, 2021, when compared to the prior year period, including the impact of favorable foreign exchange rates. Excluding this impact, net sales increased $2.7 million, or 2%, on 4% lower volume. This decrease in volume was driven by declines in RTE cereal products as a result of the lapping of increased purchases in the prior year period driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic and lapping of increased export volumes in the prior year period as a result of customer preparation for the United Kingdom’s exit from the European Union. These negative impacts were partially offset by new product introductions. Average net selling prices increased primarily due to targeted price increases that went into effect in the prior year.
Segment profit for the three months ended December 31, 2021 decreased $0.9 million, or 3%, when compared to the prior year period. This decrease was driven by lower volumes, as previously discussed, raw material inflation of $1.7 million and higher advertising and consumer spending of $1.3 million, partially offset by increased average pricing and favorable foreign exchange rates.
Foodservice

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change
Net Sales	$438.6	$354.5	$84.1	24%
Segment Profit	$15.1	$10.8	$4.3	40%
Segment Profit Margin	3%	3%
Net sales for the Foodservice segment increased $84.1 million, or 24%, for the three months ended December 31, 2021, when compared to the prior year period. Net sales for the three months ended December 31, 2021 were positively impacted by the inclusion of incremental net sales of $12.7 million attributable to our prior year acquisition of Almark. Excluding this impact, net sales increased $71.4 million, or 20%, on 12% higher volume. Volume growth was positively impacted in the current year period by the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year period. Egg product sales were up $53.6 million, or 17%, with volume up 5%, driven by higher average net selling prices resulting from the pass-through of higher raw material costs due to increased grain markets. Egg volumes increased primarily due to higher volume in the foodservice channel. Sales of side dishes were up $16.8 million, or 50%, with volume up 50%, driven by increased product demand compared to the prior year period as a result of the continued recovery from the COVID-19 pandemic and distribution gains. Sausage sales were up $1.4 million, or 35%, driven by 5% higher volume and higher average net selling prices resulting from the pass-through of higher raw material costs due to increased sow costs.
Segment profit for the three months ended December 31, 2021 increased $4.3 million, or 40%, when compared to the prior year period, driven by higher net sales, as previously discussed, partially offset by higher raw material costs of $34.6 million (primarily driven by higher egg raw material costs due to increased grain markets) and higher freight costs of $14.3 million (excluding volume-driven impacts).

Refrigerated Retail

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change
Net Sales	$273.4	$263.1	$10.3	4%
Segment Profit	$13.6	$33.7	$(20.1)	(60)%
Segment Profit Margin	5%	13%
Net sales for the Refrigerated Retail segment increased $10.3 million, or 4%, for the three months ended December 31, 2021, when compared to the prior year period. Net sales for the three months ended December 31, 2021 were positively impacted by the inclusion of incremental net sales of $19.6 million attributable to our prior year acquisitions of Almark and Egg Beaters which was partially offset by the absence of net sales as a result of the WEF Transaction. Excluding these impacts, net sales decreased $4.9 million, or 2%, with volume down 7%. Sales of side dishes decreased $7.4 million, or 6%, on 12% lower volume. The decrease in volume was driven by lower branded dinner and breakfast sides volumes resulting from supply constraints and reduced service levels (driven by labor shortages), partially offset by increased average net selling prices. The increase in average net selling prices was primarily due to targeted price increases that went into effect in the second half of fiscal 2021. Cheese and other dairy case product sales were down $3.1 million, or 5%, with volume down 8%, driven by the lapping of increased purchases in the prior year period driven by increased at-home consumption in response to the COVID-19 pandemic. Sausage sales increased $2.0 million, or 5%, driven by improved average net selling prices, primarily due to reduced trade spend and targeted price increases that went into effect during the current quarter. These positive impacts were partially offset by volume decreases of 11%, which were primarily driven by supply constraints. Egg product sales were up $3.8 million, or 19%, with volume up 26%, driven by volume increases from private label products. Sales of other products were down $0.2 million.
Segment profit decreased $20.1 million, or 60%, for the three months ended December 31, 2021, when compared to the prior year period. This decrease was driven by lower net sales (excluding the impact of prior year acquisitions), as previously discussed, increased manufacturing costs of $11.7 million, higher freight costs of $6.0 million (excluding volume-driven impacts), and higher raw material costs of $5.4 million. These negative impacts were only partially offset by improved average net selling prices, as discussed above, and decreased advertising and consumer spending of $3.4 million.
BellRing Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change
Net Sales	$306.5	$282.4	$24.1	9%
Segment Profit	$50.6	$47.8	$2.8	6%
Segment Profit Margin	17%	17%
Net sales for the BellRing Brands segment increased $24.1 million, or 9%, for the three months ended December 31, 2021, when compared to the prior year period. Sales of Premier Protein products were up $10.8 million, or 5%, driven by higher average net selling prices. Average net selling prices increased in the three months ended December 31, 2021 due to decreased promotional spending and targeted price increases. These positive impacts were partially offset by volume decreases of 6%, which were primarily the result of supply constraints and reduced demand-driving promotional activity. Sales of Dymatize products were up $12.9 million, or 41%, with volume up 8%. Average net selling prices increased in the three months ended December 31, 2021 due to decreased promotional spending, favorable mix and targeted price increases. Sales of all other products were up $0.4 million.
Segment profit increased $2.8 million, or 6%, for the three months ended December 31, 2021, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, and reduced advertising and promotional spend of $1.1 million. These positive impacts were partially offset by higher net product costs of $29.8 million due to unfavorable raw material and freight costs, higher employee-related costs, and costs related to the separation from Post of $2.0 million. Additionally, prior year segment profit was negatively impacted by restructuring and facility closure costs of $4.7 million.

Other Items
General Corporate Expenses and Other

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change	% Change
General corporate expenses and other	$46.1	$13.8	$(32.3)	(234)%
General corporate expenses and other increased $32.3 million, or 234%, for the three months ended December 31, 2021, when compared to the prior year period, primarily driven by increased net losses related to mark-to-market adjustments on economic hedges and warrant liabilities of $21.6 million (compared to gains in the prior year period), decreased gains related to mark-to-market adjustments on equity securities of $8.8 million and higher stock-based compensation of $1.9 million. These negative impacts were partially offset by decreased losses related to mark-to-market adjustments on deferred compensation of $2.4 million.
Restructuring and Facility Closure
The table below shows the amount of restructuring and facility closure costs attributable to each segment. These amounts are excluded from the measure of segment profit, except for the BellRing Brands segment, as it is a publicly-traded company, and are included in general corporate expenses and other. Restructuring and facility closure costs related to the BellRing Brands segment are included in its segment profit.

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change
Post Consumer Brands	$5.4	$0.3	$(5.1)
BellRing Brands	—	4.7	4.7
	$5.4	$5.0	$(0.4)
(Gain) Loss on Assets Held for Sale
The table below shows the amount of net (gains) losses on assets held for sale attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other. For additional information on our assets held for sale, see Note 5 within “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2021	2020	$ Change
Post Consumer Brands	$—	$0.1	$0.1
Weetabix	—	(0.7)	(0.7)
Foodservice	(9.8)	—	9.8
	$(9.8)	$(0.6)	$9.2
Loss on Sale of Business
During the three months ended December 31, 2021, we recorded a loss of $6.7 million related to the WEF Transaction. This amount is excluded from the measure of segment profit and is included in general corporate expenses and other. Prior to the WEF Transaction, operating results were previously reported in the Refrigerated Retail segment. For additional information on loss of sale of business, see Note 5 within “Notes to Condensed Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the three months ended December 31, 2021 (for additional information, see Notes 3, 14 and 17 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$500.0 million additional principal value issued of 5.50% senior notes;
•$90.1 million outstanding principal repaid by BellRing LLC on its term loan (the “BellRing Term B Facility”);

•1.5 million shares of our common stock repurchased at an average share price of $103.39 per share for a total cost of $155.0 million, including broker’s commissions;
•0.8 million shares of BellRing Class A Common Stock repurchased by BellRing at an average share price of $23.36 per share for a total cost of $18.1 million, including broker’s commissions; and
•entered into a second amendment to our amended and restated credit agreement (the “Credit Agreement”) to, among other provisions, facilitate the BellRing Separation, the BellRing Distribution and the BellRing Merger and to, among other things, change the reference interest rate applicable to revolving loan borrowings in United States (“U.S.”) Dollars from London Interbank Offered Rate (“LIBOR”) to a rate based on the secured overnight financing rate (“SOFR”).
The following table shows select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2021	2020
Cash provided by (used in):
Operating activities	$106.1	$114.5
Investing activities	3.2	(41.5)
Financing activities	227.4	(154.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	6.6
Net increase (decrease) in cash, cash equivalents and restricted cash	$335.9	$(74.9)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. Additionally, we expect to generate positive cash flows from the operations of our diverse businesses; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity, navigate the uncertainty caused by the pandemic and ensure that our business can continue to operate during these uncertain times. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Short-term financing needs primarily consist of working capital requirements and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may repurchase shares of our common stock and BellRing may repurchase shares of BellRing Class A Common Stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, BellRing and its subsidiaries, PHPC and PHPC Sponsor) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property.
All of our senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries, other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, BellRing and its subsidiaries, PHPC and PHPC Sponsor. These guarantees are subject to release in certain circumstances.
BellRing and its subsidiaries, 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor are not obligors or guarantors under the Credit Agreement or our senior notes.
Obligations under BellRing LLC’s credit agreement (as amended, restated or amended and restated, the “BellRing Credit Agreement”) are unconditionally guaranteed by the existing and subsequently acquired or organized domestic subsidiaries of

BellRing LLC (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries of BellRing LLC it designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the assets of BellRing LLC and the assets of its subsidiary guarantors (other than real property), subject to limited exceptions. We and our subsidiaries (other than BellRing LLC and certain of its subsidiaries) are not obligors or guarantors under the BellRing Credit Agreement.
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2021 decreased $8.4 million compared to the prior year period, driven by lower net income and an increase in the current year inventory balance within our Post Consumer Brands segment, partially offset by favorable changes in the fluctuations in the timing of sales and collections of trade receivables within our Foodservice, Post Consumer Brands and Refrigerated Retail segments, the timing of payments of trade accounts payables within our Foodservice segment, and lower interest payments of $14.3 million.
Investing Activities
Three months ended December 31, 2021
Cash provided by investing activities for the three months ended December 31, 2021 was $3.2 million, primarily driven by proceeds from the sale of a business and property and assets held for sale of $50.1 million and $14.4 million, respectively, partially offset by capital expenditures of $57.9 million and cash paid related to investments in partnerships of $3.3 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands, Foodservice and Refrigerated Retail segments.
Three months ended December 31, 2020
Cash used in investing activities for the three months ended December 31, 2020 was $41.5 million, primarily consisting of capital expenditures of $53.9 million and purchases of equity securities of $5.0 million, partially offset by proceeds from the sale of property and assets held for sale of $16.4 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands, Foodservice and Refrigerated Retail segments.
Financing Activities
Three months ended December 31, 2021
Cash provided by financing activities for the three months ended December 31, 2021 was $227.4 million. We received proceeds of $500.0 million and a premium of $17.5 million from the additional issuance of our 5.50% senior notes. We paid $3.6 million in debt issuance costs and deferred financing fees in connection with the issuance of our 5.50% senior notes issuance and the amendment of our Credit Agreement. BellRing LLC repaid $90.1 million of outstanding principal under the BellRing Term B Facility. We paid $159.0 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022. Additionally, BellRing paid $18.1 million, including broker’s commissions, for its repurchase of BellRing Class A Common Stock.
Three months ended December 31, 2020
Cash used in financing activities for the three months ended December 31, 2020 was $154.5 million. We paid $165.3 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. We received $47.5 million related to the settlement of share repurchase contracts that were entered into in fiscal 2020 and did not settle until fiscal 2021. BellRing LLC made principal payments on the BellRing Term B Facility of $37.5 million and borrowed $20.0 million under the BellRing Revolving Credit Facility.
Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of December 31, 2021, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
BellRing Credit Agreement
Under the terms of the BellRing Credit Agreement, BellRing LLC is required to comply with a financial covenant requiring BellRing LLC to maintain a total net leverage ratio (as defined in the BellRing Credit Agreement) not to exceed 6.00 to 1.00, measured as of the last day of each fiscal quarter. The total net leverage ratio of BellRing LLC did not exceed this threshold as of December 31, 2021. We do not believe non-compliance is reasonably likely in the foreseeable future.
The BellRing Credit Agreement provides for incremental revolving and term facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the BellRing Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the Securities and Exchange Commission ( the “SEC”) on November 19, 2021. There have been no significant changes to our critical accounting policies and estimates since September 30, 2021.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 2 within “Notes to Condensed Consolidated Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
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
•disruptions or inefficiencies in our supply chain, including as a result of our reliance on third parties for the supply of materials for, and the manufacture of, many of our products, pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, labor shortages, fires and evacuations related thereto, changes in weather conditions, natural disasters, climate change, agricultural diseases and pests and other events beyond our control;
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
•our ability to successfully execute the proposed distribution of our interest in BellRing and realize the strategic and financial benefits from the proposed transactions;
•the possibility that PHPC, a publicly-traded special purpose acquisition company in which we indirectly own an interest (through PHPC Sponsor, our wholly-owned subsidiary), may not consummate a suitable partnering transaction within the prescribed two-year time period, that the partnering transaction may not be successful or that the activities for PHPC could be distracting to our management;
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
•our, BellRing’s and PHPC’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•other risks and uncertainties included under “Risk Factors” within Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021.
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
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $14 million and $17 million as of December 31, 2021 and September 30, 2021, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of December 31, 2021, a hypothetical 10% adverse change in the expected Euro-GBP exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount. The Company did not hold any foreign currency related derivatives at September 30, 2021.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of December 31, 2021, the Company had outstanding principal value of indebtedness of $7,467.5 million related to its senior notes, a municipal bond and the BellRing Term B Facility. At December 31, 2021, Post’s revolving credit facility and the BellRing Revolving Credit Facility had available borrowing capacity of $728.6 million and $200.0 million, respectively. Of the total $7,467.5 million of outstanding indebtedness, $6,940.2 million bore interest at a weighted-average fixed interest rate of 5.1%. As of September 30, 2021, the Company had principal value of indebtedness of $7,057.6 million, related to its senior notes, a municipal bond and the BellRing Term B Facility. Of the total $7,057.6 million of outstanding indebtedness, $6,440.2 million bore interest at a weighted-average fixed interest rate of 5.1%.
As of December 31, 2021 and September 30, 2021, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond, was $7,661.8 million and $7,210.5 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $39 million and $38 million as of December 31, 2021 and September 30, 2021, respectively. Including the impact of interest rate swaps, a hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three months ended December 31, 2021 and 2020.

For additional information regarding the Company’s debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both December 31, 2021 and September 30, 2021, the Company had interest rate swaps with a notional value of $2,099.3 million. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $11 million as of both December 31, 2021 and September 30, 2021.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 19, 2021, as of and for the year ended September 30, 2021 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)(b)
October 1, 2021 - October 31, 2021	463,908	$106.01	463,908	$206,118,893
November 1, 2021 - November 30, 2021	709,192	$103.29	709,192	$362,275,221
December 1, 2021 - December 31, 2021	326,198	$99.82	326,198	$329,714,062
Total	1,499,298	$103.37	1,499,298	$329,714,062
(a)Does not include broker’s commissions.
(b)On February 2, 2021, our Board of Directors approved an authorization to repurchase up to $400,000,000 of shares of our common stock effective February 6, 2021 (the “Prior Authorization”). The Prior Authorization had an expiration date of February 6, 2023. On November 17, 2021, our Board of Directors terminated the Prior Authorization effective November 19, 2021 and approved a new authorization to repurchase up to $400,000,000 of shares of our common stock effective November 20, 2021 (the “New Authorization”). The New Authorization expires on November 20, 2023. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. As of November 19, 2021, the approximate dollar value of shares that could yet be purchased under the Prior Authorization was $170,594,574.

ITEM 6.     EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

*2.1
Transaction Agreement and Plan of Merger, dated as of October 26, 2021, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 27, 2021)

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

†10.46	Second Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2021

†10.47	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective November 16, 2021

†10.48	Post Holdings, Inc. 2021 Long-Term Incentive Plan, effective November 17, 2021

†10.49	Form of Restricted Stock Unit Agreement

†10.50	Form of Performance-Based Restricted Stock Unit Agreement

10.51
Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guarantee and Collateral Agreement, dated as of December 17, 2021, by and among Post Holdings, Inc., as borrower, certain of its subsidiaries, as guarantors, the institutions constituting the Required Lenders and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2021)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2022

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 4, 2022

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 4, 2022

101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2021 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.
†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	February 4, 2022	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)