Form 10-Q
period 2022-03-31
Post Holdings, Inc.
filed 2022-05-06
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Common Stock, $0.01 par value per share – 60,744,679 shares as of May 2, 2022

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Sales	$1,409.7	$1,201.5	$2,747.2	$2,377.3
Cost of goods sold	1,031.2	837.5	2,037.0	1,649.8
Gross Profit	378.5	364.0	710.2	727.5
Selling, general and administrative expenses	235.4	201.2	455.9	414.0
Amortization of intangible assets	36.4	35.3	72.9	70.0
Other operating expense (income), net	6.7	(2.0)	3.2	(4.5)
Operating Profit	100.0	129.5	178.2	248.0
Interest expense, net	87.2	83.5	170.0	167.3
Loss on extinguishment of debt, net	19.3	93.2	19.3	93.2
Income on swaps, net	(128.2)	(185.6)	(91.3)	(227.2)
Gain on investment in BellRing	(447.7)	—	(447.7)	—
Other expense (income), net	1.7	(6.1)	(1.2)	(16.9)
Earnings before Income Taxes and Equity Method Loss	567.7	144.5	529.1	231.6
Income tax expense	21.1	28.6	8.3	43.5
Equity method loss, net of tax	18.7	7.0	37.3	14.9
Net Earnings from Continuing Operations, Including Noncontrolling Interests	527.9	108.9	483.5	173.2
Less: Net earnings attributable to noncontrolling interests from continuing operations	2.3	0.2	2.6	0.5
Net Earnings from Continuing Operations	525.6	108.7	480.9	172.7
Net (loss) earnings from discontinued operations, net of tax and noncontrolling interest	(2.3)	1.2	21.6	18.4
Net Earnings	$523.3	$109.9	$502.5	$191.1

Earnings from Continuing Operations per Common Share:
Basic	$8.51	$1.69	$7.81	$2.66
Diluted	$8.44	$1.67	$7.74	$2.62
(Loss) Earnings from Discontinued Operations per Common Share:
Basic	$(0.04)	$0.02	$0.35	$0.28
Diluted	$(0.04)	$0.02	$0.34	$0.28
Earnings per Common Share:
Basic	$8.47	$1.71	$8.16	$2.94
Diluted	$8.40	$1.69	$8.08	$2.90
Weighted-Average Common Shares Outstanding:
Basic	61.7	64.1	62.1	64.9
Diluted	62.2	65.1	62.7	66.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Earnings	$523.3	$109.9	$502.5	$191.1
Net earnings attributable to noncontrolling interests from continuing operations	2.3	0.2	2.6	0.5
Net earnings attributable to noncontrolling interest from discontinued operations	0.5	0.7	11.8	10.2
Net Earnings Including Noncontrolling Interests	526.1	110.8	516.9	201.8
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(0.5)	(0.2)	(1.0)	(0.4)
Hedging adjustments:
Reclassifications to net earnings	6.6	0.6	7.1	1.1
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(46.1)	14.0	(41.2)	115.6
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	0.2	0.1	0.3	0.2
Hedging adjustments:
Reclassifications to net earnings	(1.8)	(0.1)	(1.8)	(0.2)
Total Other Comprehensive (Loss) Income Including Noncontrolling Interests	(41.6)	14.4	(36.6)	116.3
Less: Comprehensive income attributable to noncontrolling interests	4.3	0.8	15.7	10.9
Total Comprehensive Income	$480.2	$124.4	$464.6	$307.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2022	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$489.8	$664.5
Restricted cash	3.5	7.1
Receivables, net	477.8	452.4
Inventories	517.5	476.6
Investment in BellRing	447.7	—
Current assets of discontinued operations	—	385.7
Prepaid expenses and other current assets	127.2	99.8
Total Current Assets	2,063.5	2,086.1
Property, net	1,736.3	1,830.5
Goodwill	4,475.2	4,501.6
Other intangible assets, net	2,830.5	2,924.4
Equity method investments	33.4	70.7
Investments held in trust	345.0	345.0
Other assets of discontinued operations	—	308.4
Other assets	346.8	348.0
Total Assets	$11,830.7	$12,414.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.1	$1.1
Accounts payable	386.0	384.2
Current liabilities of discontinued operations	—	248.9
Other current liabilities	406.9	415.0
Total Current Liabilities	794.0	1,049.2
Long-term debt	6,105.9	6,441.6
Deferred income taxes	702.3	729.1
Other liabilities of discontinued operations	—	627.7
Other liabilities	435.2	507.9
Total Liabilities	8,037.4	9,355.5
Redeemable noncontrolling interest	305.0	305.0
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	4,711.7	4,253.5
Retained earnings	852.0	347.3
Accumulated other comprehensive income	7.3	42.9
Treasury stock, at cost	(2,095.4)	(1,902.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,476.5	2,742.4
Noncontrolling interests	11.8	11.8
Total Shareholders’ Equity	3,488.3	2,754.2
Total Liabilities and Shareholders’ Equity	$11,830.7	$12,414.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Earnings from Continuing Operations, Including Noncontrolling Interests	$483.5	$173.2
Adjustments to reconcile net earnings from continuing operations, including noncontrolling interests, to net cash provided by operating activities:
Depreciation and amortization	191.7	176.9
Unrealized gain on interest rate swaps, foreign exchange contracts and warrant liabilities, net	(97.0)	(241.1)
Gain on investment in BellRing	(447.7)	—
Loss on extinguishment of debt, net	19.3	93.2
Non-cash stock-based compensation expense	31.6	24.2
Equity method loss, net of tax	37.3	14.9
Deferred income taxes	(21.2)	57.0
Other, net	2.4	(14.2)
Other changes in operating assets and liabilities, net of held for sale assets and liabilities and business acquisitions:
Increase in receivables, net	(32.2)	(79.2)
Increase in inventories	(51.7)	(29.9)
Increase in prepaid expenses and other current assets	(28.0)	(40.7)
Decrease (increase) in other assets	12.0	(10.5)
Increase (decrease) in accounts payable and other current liabilities	41.9	(49.9)
Decrease in non-current liabilities	1.7	14.6
Net Cash Provided by Operating Activities - continuing operations	143.6	88.5
Net Cash (Used in) Provided by Operating Activities - discontinued operations	(1.6)	73.8
Net Cash Provided by Operating Activities	142.0	162.3
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(0.1)	(153.7)
Additions to property	(102.5)	(98.9)
Proceeds from sale of property and assets held for sale	17.3	18.7
Proceeds from sale of business	50.5	—
Purchases of equity securities	—	(5.0)
Investments in partnerships	(8.2)	(17.1)
Net Cash Used in Investing Activities - continuing operations	(43.0)	(256.0)
Net Cash Used in Investing Activities - discontinued operations	(0.8)	(0.5)
Net Cash Used in Investing Activities	(43.8)	(256.5)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,340.0	1,800.0
Repayments of long-term debt	(841.1)	(1,698.3)
Premium from issuance of debt	17.5	—
Purchases of treasury stock	(197.2)	(322.7)
Payments of debt issuance costs and deferred financing fees	(7.4)	(16.8)
Payments of debt premiums	(24.1)	(74.3)
Cash received from share repurchase contracts	—	47.5
Distributions (to) from BellRing Brands, Inc., net	(547.2)	10.7
Other, net	(17.4)	(19.4)
Net Cash Used in Financing Activities - continuing operations	(276.9)	(273.3)
Net Cash Used in Financing Activities - discontinued operations	(149.5)	(89.4)
Net Cash Used in Financing Activities	(426.4)	(362.7)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(2.7)	6.1
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(330.9)	(450.8)
Cash, Cash Equivalents and Restricted Cash from continuing operations, Beginning of Year	671.6	1,144.7
Plus: Cash, Cash Equivalents and Restricted Cash from discontinued operations, Beginning of Year	152.6	48.7
Less: Cash, Cash Equivalents and Restricted Cash from discontinued operations, End of Period	—	33.2
Cash, Cash Equivalents and Restricted Cash from continuing operations, End of Period	$493.3	$709.4
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended March 31,		As Of and For The Six Months Ended March 31,
	2022	2021	2022	2021
Common Stock
Beginning and end of period	$0.9	$0.8	$0.9	$0.8
Additional Paid-in Capital
Beginning of period	4,247.7	4,226.2	4,253.5	4,182.9
Activity under stock and deferred compensation plans	1.1	(1.2)	(16.6)	(18.2)
Non-cash stock-based compensation expense	20.4	12.7	32.3	25.5
Cash received from share repurchase contracts	—	—	—	47.5
BellRing Spin-off	442.5	—	442.5	—
End of period	4,711.7	4,237.7	4,711.7	4,237.7
Retained Earnings
Beginning of period	326.6	289.8	347.3	208.6
Net earnings	523.3	109.9	502.5	191.1
Post Holdings Partnering Corporation deemed dividend	2.1	—	2.2	—
End of period	852.0	399.7	852.0	399.7
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(11.3)	(4.4)	(10.9)	(4.3)
Net change in retirement benefits, net of tax	(0.3)	(0.1)	(0.7)	(0.2)
End of period	(11.6)	(4.5)	(11.6)	(4.5)
Hedging Adjustments, net of tax
Beginning of period	71.8	70.6	71.4	70.3
Net change in hedges, net of tax	3.0	0.3	3.4	0.6
End of period	74.8	70.9	74.8	70.9
Foreign Currency Translation Adjustments
Beginning of period	(12.4)	6.1	(17.6)	(95.3)
Foreign currency translation adjustments	(45.8)	14.3	(40.6)	115.7
BellRing Spin-off	2.3	—	2.3	—
End of period	(55.9)	20.4	(55.9)	20.4
Treasury Stock
Beginning of period	(2,057.2)	(1,668.4)	(1,902.2)	(1,508.5)
Purchases of treasury stock	(38.2)	(155.4)	(193.2)	(315.3)
End of period	(2,095.4)	(1,823.8)	(2,095.4)	(1,823.8)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,476.5	2,901.2	3,476.5	2,901.2
Noncontrolling Interests
Beginning of period	5.5	(16.2)	11.8	(25.5)
Net earnings attributable to noncontrolling interests	0.7	0.9	12.2	10.7
Purchases of treasury stock	—	—	(18.1)	—
Activity under stock and deferred compensation plans	—	0.1	(1.0)	(0.8)
Distribution to noncontrolling interest	—	—	—	(1.0)
Non-cash stock-based compensation expense	1.4	1.1	2.9	2.2
Net change in hedges, net of tax	1.8	0.2	1.9	0.3
Foreign currency translation adjustments	(0.3)	(0.3)	(0.6)	(0.1)
BellRing Spin-off	2.7	—	2.7	—
End of period	11.8	(14.2)	11.8	(14.2)
Total Shareholders’ Equity	$3,488.3	$2,887.0	$3,488.3	$2,887.0
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” the “Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its consolidated subsidiaries), which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021.
On March 10, 2022, the Company completed its previously announced distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders (the “BellRing Distribution”, and such transaction, as well as the BellRing Contribution, the BellRing Merger, the Debt-for-Debt Exchange (as such terms are defined in Note 3) and the related transactions described in Note 3, the “BellRing Spin-off”). The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing“) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The Notes to Condensed Consolidated Financial Statements reflect continuing operations only, unless otherwise indicated. See Note 3 for additional information regarding the BellRing Spin-off and discontinued operations.
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
NOTE 3 — BELLRING SPIN-OFF AND DISCONTINUED OPERATIONS
BellRing Spin-off
On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No.1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Spin-off Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share, all of its BellRing Brands, LLC non-voting membership units and $550.4 of cash to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 in aggregate principal amount of BellRing’s 7.00% senior notes maturing 2030 (the “BellRing Notes” and such transactions, collectively, the “BellRing Contribution”).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post consummated the BellRing Distribution, distributing an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, par value $0.01 per share (“BellRing Common Stock”), to Post shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution. Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued and instead, cash in lieu of any fractional shares was paid to Post shareholders.
Upon completion of the BellRing Distribution, BellRing Merger Sub merged with and into Old BellRing (the “BellRing Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. Pursuant to the BellRing Merger, each outstanding share of Old BellRing Class A common stock, $0.01 par value per share, was converted into one share of BellRing Common Stock plus $2.97 in cash.
Immediately following the BellRing Spin-off, Post owned approximately 14.2% of the BellRing Common Stock and Post shareholders owned approximately 57.3% of the BellRing Common Stock. The former Old BellRing stockholders owned approximately 28.5% of the BellRing Common Stock, maintaining the same effective percentage ownership interest in the Old BellRing business as prior to the BellRing Spin-off. As a result of the BellRing Spin-off, the dual class voting structure in the BellRing business was eliminated. The BellRing Distribution was structured in a manner intended to qualify as a tax-free distribution to Post shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of fractional shares of BellRing Common Stock.
The Company incurred separation-related expenses of $25.9 and $28.4 during the three and six months ended March 31, 2022, respectively, which were included in “Selling, general and administrative expenses” within continuing operations in the Condensed Consolidated Statements of Operations. Old BellRing incurred separation-related expenses prior to the BellRing Spin-off of $2.3 and $4.3 during the three and six months ended March 31, 2022, respectively, which were included in “Net (loss) earnings from discontinued operations, net of tax and noncontrolling interest” in the Condensed Consolidated Statements of Operations. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees.
On March 17, 2022, the Company utilized proceeds received in connection with the BellRing Spin-off to redeem a portion of existing Post 5.75% senior notes (the “Debt-for-Debt Exchange”) (see Note 15).

The following is a summary of BellRing’s assets and liabilities as of March 10, 2022.

March 10, 2022
Assets
Cash and cash equivalents (a)	$50.6
Receivables, net	120.0
Inventories	146.1
Prepaid expenses and other current assets	17.0
Property, net	8.7
Goodwill	65.9
Other intangible assets, net	214.4
Other assets	10.3
Total Assets	633.0

Liabilities
Current portion of long-term debt	—
Accounts payable	69.5
Other current liabilities	40.5
Long-term debt	938.8
Deferred income taxes (b)	6.3
Other liabilities	9.5
Total Liabilities	1,064.6

BellRing Net Assets	$(431.6)
(a)Excludes $115.5 of merger consideration paid to former Old BellRing stockholders immediately following the completion of the BellRing Distribution.
(b)Excludes $127.1 related to Post’s investment in BellRing Brands, LLC, which was contributed to BellRing and subsequently eliminated immediately following the completion of the BellRing Distribution.
As a result of the BellRing Spin-off, the Company recorded a $442.5 adjustment to additional paid-in capital, which included BellRing net assets of $(431.6). The BellRing Spin-off also resulted in a reduction of accumulated other comprehensive loss associated with BellRing’s foreign currency translation adjustments. The total adjustment to accumulated other comprehensive loss was $2.3.
The Company’s remaining 14.2% equity interest in BellRing (its “Investment in BellRing”) immediately following the BellRing Spin-off did not represent a controlling interest in BellRing. As such, the Company’s remaining proportionate share of BellRing’s net assets were recorded at a zero carrying value on March 10, 2022, as the BellRing net assets were negative. See Note 14 for additional information regarding the Company’s subsequent remeasurement of its Investment in BellRing to fair value as of March 31, 2022. The Company intends to divest its remaining Investment in BellRing within 12 months from the BellRing Spin-off.
Discontinued Operations
The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of Old BellRing and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.

The following table presents the components of net earnings from discontinued operations. The three and six months ended March 31, 2022 represent the periods ending March 10, 2022, the completion date of the BellRing Spin-off.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Sales	$235.6	$281.8	$541.9	$564.0
Cost of goods sold	176.3	194.8	390.3	385.1
Gross Profit	59.3	87.0	151.6	178.9
Selling, general and administrative expenses	31.7	48.2	68.5	86.5
Amortization of intangible assets	3.8	23.2	8.7	29.1
Other operating income, net	—	—	—	(0.1)
Operating Profit	23.8	15.6	74.4	63.4
Interest expense, net	4.7	11.3	13.1	24.1
Loss on extinguishment and refinancing of debt, net	17.6	1.5	17.6	1.5
Earnings from Discontinued Operations before Income Taxes	1.5	2.8	43.7	37.8
Income tax expense	3.3	0.9	10.3	9.2
Net (Loss) Earnings from Discontinued Operations, Including Noncontrolling Interest	(1.8)	1.9	33.4	28.6
Less: Net earnings attributable to noncontrolling interest from discontinued operations	0.5	0.7	11.8	10.2
Net (Loss) Earnings from Discontinued Operations, net of tax and noncontrolling interest	$(2.3)	$1.2	$21.6	$18.4

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations at September 30, 2021. There were no assets or liabilities classified as discontinued operations at March 31, 2022.

September 30, 2021
Cash and cash equivalents	$152.6
Receivables, net	101.5
Inventories	117.9
Prepaid expenses and other current assets	13.7
Current assets of discontinued operations	$385.7

Property, net	$8.9
Goodwill	65.9
Other intangible assets, net	223.1
Other assets	10.5
Other assets of discontinued operations	$308.4

Current portion of long-term debt	$116.3
Accounts payable	89.5
Other current liabilities	43.1
Current liabilities of discontinued operations	$248.9

Long-term debt	$481.2
Deferred income taxes	134.8
Other liabilities	11.7
Other liabilities of discontinued operations	$627.7
NOTE 4 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
On May 28, 2021, the Company and Post Holdings Partnering Corporation, a newly formed special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 million units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 million PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. PHPC Sponsor, LLC, a wholly-owned subsidiary of the Company (“PHPC Sponsor”), purchased 4.0 million of the 30.0 million PHPC Units in the initial public offering on May 28, 2021 for $40.0. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units could elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the ticker symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the closing of the initial public offering on May 28, 2021.

Substantially concurrently with the closing of the initial public offering on May 28, 2021, PHPC completed the private sale of 1.0 million units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, and in connection with the underwriters’ exercise in full of their option to purchase additional PHPC Units, PHPC Sponsor purchased an additional 0.1 million PHPC Private Placement Units, generating proceeds to PHPC of $10.9 (the “PHPC Private Placement”). The PHPC Private Placement Units sold in the PHPC Private Placement are identical to the PHPC Units sold in the PHPC IPO, except that, with respect to the warrants underlying the PHPC Private Placement Units (the “PHPC Private Placement Warrants”) that are held by PHPC Sponsor or its permitted transferees, such PHPC Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the PHPC Warrants are called for redemption and a certain price per share of PHPC Series A Common Stock threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of PHPC’s partnering transaction. If the PHPC Private Placement Warrants are held by holders other than PHPC Sponsor or its permitted transferees, the PHPC Private Placement Warrants will be redeemable by PHPC in all redemption scenarios and exercisable by holders on the same basis as the PHPC Warrants.
In addition, the Company, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC, $0.0001 par value per share, has certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s certificate of incorporation.
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
Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, representing the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, is required by the underwriting agreement to be maintained in the trust account. These proceeds will be invested only in U.S. treasury securities. In connection with the trust account, the Company reported “Investments held in trust” of $345.0 on the Condensed Consolidated Balance Sheets at both March 31, 2022 and September 30, 2021.
The public stockholders’ ownership of PHPC equity represents a noncontrolling interest (“NCI”) to the Company, which is classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock is redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net income or loss, other comprehensive income or loss (“OCI”) and distributions or (ii) the redemption value. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account and not previously released to PHPC to pay taxes. As of both March 31, 2022 and September 30, 2021, the carrying amount of the redeemable NCI was recorded at its redemption value of $305.0. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend and are recorded to “Retained earnings” on the Condensed Consolidated Balance Sheets.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $10.7 were deferred underwriting commissions that will become payable to the underwriters solely in the event that PHPC completes a partnering transaction and were included in “Other liabilities” on the Condensed Consolidated Balance Sheets at both March 31, 2022 and September 30, 2021.

As of both March 31, 2022 and September 30, 2021, the Company beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
The following table summarizes the effects of changes in ownership of PHPC on the Company’s equity.

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Net earnings attributable to redeemable NCI	$2.1	$2.2
PHPC deemed dividend	$2.1	$2.2
The following table summarizes the changes to the Company’s redeemable NCI.

	As Of and For The Three Months Ended March 31, 2022	As Of and For The Six Months Ended March 31, 2022
Beginning of period	$305.0	$305.0
Net earnings attributable to redeemable NCI	2.1	2.2
PHPC deemed dividend	(2.1)	(2.2)
End of period	$305.0	$305.0
8th Avenue
The Company has a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that is accounted for using the equity method. In determining the accounting treatment of the common equity interest, management concluded that 8th Avenue was not a VIE as defined by ASC Topic 810 and, as such, was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by third parties associated with the governance of 8th Avenue. However, Post does retain significant influence, and therefore, the use of the equity method of accounting is required.
The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
8th Avenue’s net loss attributable to 8th Avenue’s common shareholders	$(28.0)	$(8.5)	$(55.7)	$(18.7)
	60.5%	60.5%	60.5%	60.5%
Equity method loss attributable to Post	$(16.9)	$(5.1)	$(33.7)	$(11.3)
Less: Amortization of basis difference, net of tax (a)	1.7	1.7	3.4	3.4
Equity method loss, net of tax	$(18.6)	$(6.8)	$(37.1)	$(14.7)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted-average useful lives of the assets. At March 31, 2022 and September 30, 2021, the remaining basis difference to be amortized was $44.4 and $47.8, respectively.

Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net sales	$256.2	$220.7	$515.8	$449.7
Gross profit	$28.2	$34.3	$56.2	$69.7

Net (loss) earnings	$(18.1)	$0.3	$(36.1)	$(1.1)
Less: Preferred stock dividend	9.9	8.8	19.6	17.6
Net Loss Attributable to 8th Avenue Common Shareholders	$(28.0)	$(8.5)	$(55.7)	$(18.7)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $0.6 and $1.6 during the three and six months ended March 31, 2022, respectively, and $0.8 and $1.6 during the three and six months ended March 31, 2021, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three and six months ended March 31, 2022, the Company had net sales to 8th Avenue of $1.8 and $3.2, respectively, and purchases from and royalties paid to 8th Avenue of $20.2 and $49.7, respectively. During the three and six months ended March 31, 2021, the Company had net sales to 8th Avenue of $2.0 and $4.0, respectively, and purchases from and royalties paid to 8th Avenue of $15.4 and $17.6, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $29.5 and $66.6 at March 31, 2022 and September 30, 2021, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $3.8, $1.3 and $0.7, respectively, at March 31, 2022 and current receivables, current payables and a long-term liability of $4.6, $1.2 and $0.7, respectively, at September 30, 2021. The current receivables, current payables and long-term liability, which related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases, were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets.
Investment in BellRing
The Company owns 14.2% of the outstanding BellRing Common Stock, which does not represent a controlling interest in BellRing, and is accounted for as an equity security. The Investment in BellRing was initially recorded at a zero carrying value immediately following the BellRing Spin-off (see Note 3). As of March 31, 2022, the Investment in BellRing was recorded at its fair value of $447.7, and was included in “Investment in BellRing” on the Condensed Consolidated Balance Sheet (see Note 14). The Company recognized a gain on the Investment in BellRing of $447.7 during the three and six months ended March 31, 2022, which was recorded in “Gain on investment in BellRing” in the Condensed Consolidated Statements of Operations. No deferred income taxes have been recorded with respect to the non-cash mark-to-market adjustment on the Investment in BellRing as of March 31, 2022, as the Company expects to divest its Investment in BellRing within the next 12 months in a manner intended to qualify as tax-free for U.S. federal income tax purposes (see Note 3).
Weetabix East Africa and Alpen
The Company holds a controlling equity interest in Weetabix East Africa Limited (“Weetabix East Africa”). Weetabix East Africa is a Kenyan-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results from operations are reported in the Weetabix segment (see Note 19). The remaining interest in the consolidated net income and net assets of Weetabix East Africa is allocated to NCI.
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was $0.1 and $0.2 for the three and six months ended March 31, 2022, respectively, and $0.2 for both the three and six months ended March 31, 2021 and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $3.9 and $4.1 at March 31, 2022 and September 30, 2021, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.5 at both March 31, 2022 and September 30, 2021, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.

NOTE 5 — BUSINESS COMBINATIONS
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
Fiscal 2021
On June 1, 2021, the Company completed its acquisition of the private label RTE cereal business from TreeHouse Foods, Inc. (the “PL RTE Cereal Business”) for $85.0, subject to inventory and other adjustments, resulting in a payment at closing of $88.0. The acquisition was completed using cash on hand. The PL RTE Cereal Business is reported in the Post Consumer Brands segment (see Note 19). Based on the purchase price allocation at September 30, 2021, the Company identified and recorded $99.5 of net assets, which exceeded the purchase price paid for the PL RTE Cereal Business. As a result, the Company recorded a gain of $11.5, which was reported as other operating income in the consolidated statement of operations for the year ended September 30, 2021.
On May 27, 2021, the Company completed its acquisition of the Egg Beaters liquid egg brand (“Egg Beaters”) from Conagra Brands, Inc. for $50.0, subject to working capital and other adjustments, resulting in a payment at closing of $50.6. The acquisition was completed using cash on hand. Egg Beaters is a retail liquid egg brand and is reported in the Refrigerated Retail segment (see Note 19).
On February 1, 2021, the Company completed its acquisition of the Almark Foods business and related assets (“Almark”) for $52.0, subject to working capital and other adjustments, resulting in a payment at closing of $51.3. The acquisition was completed using cash on hand. Almark is a provider of hard-cooked and deviled egg products, offering conventional, organic and cage-free products, and distributes its products to foodservice distributors, as well as across retail outlets, including in the perimeter-of-the-store and the deli counter. Almark is reported in the Foodservice and Refrigerated Retail segments (see Note 19). The Company recorded a working capital adjustment of $1.3 during the three and six months ended March 31, 2022, which decreased the related estimated working capital receivable to $1.7 as of March 31, 2022 from $3.0 as of September 30, 2021. The estimated working capital receivable was included in “Receivables, net” on the Condensed Consolidated Balance Sheets. The Company recorded a final measurement period adjustment of $0.3 during the three and six months ended March 31, 2022.
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
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2021 acquisitions for the periods presented as if these acquisitions had occurred on October 1, 2019, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, inventory revaluation adjustments on acquired businesses, interest expense, transaction costs, gain on bargain purchase and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results. Pro forma adjustments did not affect results of operations for the three and six months ended March 31, 2022.

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Pro forma net sales	$1,271.2	$2,543.3
Pro forma net earnings from continuing operations available to common shareholders	$109.4	$173.1
Pro forma basic earnings from continuing operations per common share	$1.71	$2.67
Pro forma diluted earnings from continuing operations per common share	$1.68	$2.62

NOTE 6 — DIVESTITURE AND AMOUNTS HELD FOR SALE
Divestiture
On December 1, 2021, the Company sold the Willamette Egg Farms business (the “WEF Transaction”), which included $62.8 book value of assets, for total proceeds of $56.1. Of the $56.1, the Company had $6.0 in escrow, subject to certain contingencies, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet at March 31, 2022. As a result, during the six months ended March 31, 2022, the Company recorded a net loss on sale of business of $6.3, which included a favorable working capital adjustment of $0.4 recorded during the three months ended March 31, 2022, and was reported as “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations. Subsequent to the WEF Transaction, Willamette Egg Farms was no longer consolidated in the Company’s financial statements. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in the Refrigerated Retail segment.
Amounts Held For Sale
The Company had certain Foodservice production equipment in Klingerstown, Pennsylvania (the “Klingerstown Equipment”) classified as held for sale. The Company sold the Klingerstown Equipment in November 2021. In the six months ended March 31, 2022, a gain on assets held for sale of $9.8 was recorded related to the sale of the Klingerstown Equipment. The Company received total proceeds of $10.3, which was included in “Proceeds from sale of property and assets held for sale” on the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2022. There were no held for sale gains or losses recorded in the three months ended March 31, 2022.
In the three months ended March 31, 2021, a loss on assets held for sale of $0.1 was recorded related to the sale of the remaining portion of a Post Consumer Brands RTE cereal manufacturing plant in Clinton, Massachusetts (“the Clinton Plant”) in February 2021. In the six months ended March 31, 2021, a net gain on assets held for sale of $0.5 was recorded consisting of (i) a gain of $0.7 related to the sale of a Weetabix manufacturing facility in Corby, United Kingdom in November 2020, (ii) a loss of $0.1 related to the sale of land and a building at the Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina in November 2020 and (iii) a loss of $0.1 related to the sale of the remaining portion of the Clinton Plant in February 2021.
The above held for sale gains and losses were included in “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022 and 2021.
NOTE 7 — INCOME TAXES
The effective income tax rate was 3.7% and 1.6% for the three and six months ended March 31, 2022, respectively, and 19.8% and 18.8% for the three and six months ended March 31, 2021, respectively. In accordance with ASC Topic 740, “Income Taxes,” the Company records income tax (benefit) expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three months ended March 31, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $447.7 non-cash mark-to-market adjustment on the Company’s Investment in BellRing, which is expected to be divested in a tax-free manner, and (ii) $4.6 of discrete income tax benefit items related to the Company’s equity method loss attributable to 8th Avenue. See Note 4 for additional information on the Investment in BellRing and the 8th Avenue equity method loss.
In the six months ended March 31, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $447.7 non-cash mark-to-market adjustment on the Company’s Investment in BellRing, which is expected to be divested in a tax-free manner, and (ii) $9.2 of discrete income tax benefit items related to the Company’s equity method loss attributable to 8th Avenue. See Note 4 for additional information on the Investment in BellRing and the 8th Avenue equity method loss.
In connection with and upon completion of the BellRing Spin-off, Post entered into a tax matters agreement by and among Post, BellRing and Old BellRing (the “Tax Matters Agreement”). The Tax Matters Agreement (i) governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of the failure of the BellRing Spin-off and related transactions to qualify for their intended tax treatment, (ii) addresses U.S. federal, state, local and non-U.S. tax matters and (iii) sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters.
Pursuant to the Tax Matters Agreement, BellRing has agreed to indemnify Post for (i) all taxes for which BellRing is responsible (as described in the Tax Matters Agreement) and (ii) all taxes incurred by reason of certain actions or events, or by reason of any breach by BellRing or any of its subsidiaries of any of their respective representations, warranties or covenants under the Tax Matters Agreement that, in each case, affect the intended tax-free treatment of the BellRing Spin-off and related transactions. Additionally, Post has agreed to indemnify BellRing for the (i) taxes for which Post is responsible (as described in the Tax Matters Agreement) and (ii) taxes attributable to a failure of the BellRing Spin-off and related transactions to qualify as tax-free, to the extent incurred by any action or failure to take any action within the control of Post.
NOTE 8 — EARNINGS (LOSS) PER SHARE
In accordance with ASC 260, “Earnings Per Share,” the Company has presented basic and diluted earnings (loss) per share for both continuing and discontinued operations. Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend (see Note 4). As allowed for within ASC Topic 480, “Distinguishing Liabilities from Equity,” the Company has made an election to treat the portion of the deemed dividend that exceeds fair value as an adjustment to income available to common shareholders for basic and diluted earnings from continuing operations per share. In addition, “Net (loss) earnings from discontinued operations for diluted earnings per share” in the table below was adjusted for the Company’s share of Old BellRing’s consolidated net (loss) earnings prior to the BellRing Spin-off for diluted earnings per share, to the extent it was dilutive.

The following table sets forth the computation of basic and diluted earnings per share for both continuing and discontinued operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Earnings from Continuing Operations
Net earnings from continuing operations	$525.6	$108.7	$480.9	$172.7
Impact of redeemable NCI	(0.6)	—	4.3	—
Net earnings from continuing operations for basic and diluted earnings per share	$525.0	$108.7	$485.2	$172.7

Net (Loss) Earnings from Discontinued Operations
Net (loss) earnings from discontinued operations for basic earnings per share	$(2.3)	$1.2	$21.6	$18.4
Dilutive impact of Old BellRing net (loss) earnings from discontinued operations	—	—	—	—
Net (loss) earnings from discontinued operations for diluted earnings per share	$(2.3)	$1.2	$21.6	$18.4

Net Earnings
Net earnings for basic and diluted earnings per share	$522.7	$109.9	$506.8	$191.1

shares in millions
Weighted-average shares for basic earnings per share	61.7	64.1	62.1	64.9
Effect of dilutive securities:
Stock options	0.3	0.6	0.3	0.6
Stock appreciation rights	—	0.1	—	0.1
Restricted stock units	0.2	0.2	0.2	0.3
Performance-based restricted stock units	—	0.1	0.1	0.1
Total dilutive securities	0.5	1.0	0.6	1.1
Weighted-average shares for diluted (loss) earnings per share	62.2	65.1	62.7	66.0

Earnings from Continuing Operations per Common Share:
Basic	$8.51	$1.69	$7.81	$2.66
Diluted	$8.44	$1.67	$7.74	$2.62
(Loss) Earnings from Discontinued Operations per Common Share:
Basic	$(0.04)	$0.02	$0.35	$0.28
Diluted	$(0.04)	$0.02	$0.34	$0.28
Earnings per Common Share:
Basic	$8.47	$1.71	$8.16	$2.94
Diluted	$8.40	$1.69	$8.08	$2.90

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for both continuing and discontinued operations as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
shares in millions	2022	2021	2022	2021
Stock options	—	0.1	—	0.1
Stock appreciation rights	—	—	—	—
Restricted stock units	1.0	—	0.6	—
Performance-based restricted stock units	0.2	0.1	0.1	0.1
NOTE 9 — INVENTORIES

	March 31, 2022	September 30, 2021
Raw materials and supplies	$115.7	$99.6
Work in process	20.7	19.2
Finished products	348.4	318.7
Flocks	32.7	39.1
	$517.5	$476.6
NOTE 10 — PROPERTY, NET

	March 31, 2022	September 30, 2021
Property, at cost	$3,180.5	$3,217.9
Accumulated depreciation	(1,444.2)	(1,387.4)
	$1,736.3	$1,830.5
NOTE 11 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2021
Goodwill (gross)	$2,067.1	$929.4	$1,355.0	$807.9	$5,159.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,458.0	$929.4	$1,355.0	$759.2	$4,501.6
Goodwill acquired (a)	—	—	0.3	—	0.3
Sale of business (b)	—	—	—	(4.2)	(4.2)
Currency translation adjustment	0.1	(22.6)	—	—	(22.5)
Balance, March 31, 2022
Goodwill (gross)	$2,067.2	$906.8	$1,355.3	$803.7	$5,133.0
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,458.1	$906.8	$1,355.3	$755.0	$4,475.2
(a)In January 2022, the Company recorded a final measurement period adjustment related to the Almark acquisition. For additional information, see Note 5.
(b)In December 2021, the Company completed the WEF Transaction. For additional information, see Note 6.

NOTE 12 — INTANGIBLE ASSETS, NET
    Total intangible assets are as follows:

	March 31, 2022			September 30, 2021
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,146.1	$(767.3)	$1,378.8	$2,163.1	$(716.4)	$1,446.7
Trademarks and brands	644.6	(244.6)	400.0	647.9	(228.5)	419.4
	2,790.7	(1,011.9)	1,778.8	2,811.0	(944.9)	1,866.1
Not subject to amortization:
Trademarks and brands	1,051.7	—	1,051.7	1,058.3	—	1,058.3
	$3,842.4	$(1,011.9)	$2,830.5	$3,869.3	$(944.9)	$2,924.4
In December 2021, the Company completed the WEF Transaction. As a result, the Company recorded a write-off of $8.8 and $1.7 relating to customer relationships, net and trademarks, net, respectively. For additional information on the WEF Transaction, see Note 6.
NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS
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
At March 31, 2022, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
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
•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
◦a pay-fixed, receive-variable interest rate swap maturing in May 2024 that requires monthly settlements; and
◦rate-lock interest rate swaps that require lump sum settlements with the first settlement occurring in July 2022 and the last in July 2026; and
•the PHPC Warrants (see Note 4).
In fiscal 2021, the Company restructured four of its rate-lock interest rate swap contracts, which contain non-cash, off-market financing elements. There were no cash settlements paid or received in connection with these restructurings.
The following table shows the notional amounts of derivative instruments held.

	March 31, 2022	September 30, 2021
Commodity contracts	$84.8	$56.4
Energy contracts	32.4	45.9
Foreign exchange contracts - Forward contracts	2.9	—
Interest rate swaps	200.0	200.0
Interest rate swaps - Rate-lock swaps	1,549.3	1,549.3
PHPC Warrants	16.9	16.9

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	March 31, 2022	September 30, 2021
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$9.4	$16.3
Energy contracts	Prepaid expenses and other current assets	26.7	20.1
Commodity contracts	Other assets	0.1	2.9
Energy contracts	Other assets	4.0	2.0
Interest rate swaps	Other assets	30.4	24.2
		$70.6	$65.5

Liability Derivatives:
Commodity contracts	Other current liabilities	$1.5	$2.8
Interest rate swaps	Other current liabilities	86.5	124.9
Commodity contracts	Other liabilities	0.1	—
Interest rate swaps	Other liabilities	198.1	246.8
PHPC Warrants	Other liabilities	5.7	9.2
		$291.9	$383.7
The following table presents the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021.

Derivative Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2022	2021
Commodity contracts	Cost of goods sold	$(20.8)	$(2.3)
Energy contracts	Cost of goods sold	(20.5)	(11.3)
Foreign exchange contracts	Selling, general and administrative expenses	0.1	(0.3)
Interest rate swaps	Income on swaps, net	(128.2)	(185.6)
PHPC Warrants	Other expense (income), net	(3.0)	—
The following table presents the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended March 31, 2022 and 2021.

Derivative Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2022	2021
Commodity contracts	Cost of goods sold	$(29.6)	$(9.7)
Energy contracts	Cost of goods sold	(18.4)	(19.3)
Foreign exchange contracts	Selling, general and administrative expenses	—	1.2
Interest rate swaps	Income on swaps, net	(91.3)	(227.2)
PHPC Warrants	Other expense (income), net	(3.5)	—
Accumulated OCI included a $99.5 net gain on hedging instruments before taxes ($74.9 after taxes) at both March 31, 2022 and September 30, 2021 related to settlements of and previously unrealized gains on cross-currency swaps. Reclassification of these amounts recorded in accumulated OCI into earnings will only occur in the event United Kingdom (“U.K.”)-based operations are substantially liquidated.
At March 31, 2022 and September 30, 2021, the Company had pledged collateral of $2.8 and $6.4, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 14 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	March 31, 2022			September 30, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$15.0	$15.0	$—	$15.5	$15.5	$—
Derivative assets	70.6	—	70.6	65.5	—	65.5
Equity securities	25.0	25.0	—	28.9	28.9	—
Investment in BellRing	447.7	447.7	—	—	—	—
	$558.3	$487.7	$70.6	$109.9	$44.4	$65.5
Liabilities:
Deferred compensation liabilities	$34.9	$—	$34.9	$36.0	$—	$36.0
Derivative liabilities	291.9	5.7	286.2	383.7	9.2	374.5
	$326.8	$5.7	$321.1	$419.7	$9.2	$410.5
Deferred Compensation
The deferred compensation investments are primarily invested in mutual funds, and their fair value is measured using the market approach. These investments are in the same funds, or funds that employ a similar investment strategy, and are purchased in substantially the same amounts, as the participants’ selected investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach.
Derivatives
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
The PHPC Warrants were initially valued using the Monte Carlo Option Pricing Method. The initial fair value measurement was categorized as Level 3, as the fair values utilized significant unobservable inputs. However, as of March 31, 2022 and September 30, 2021, the PHPC Warrants were valued using the market approach based on quoted prices as the PHPC Warrants became actively traded on the NYSE during the fourth quarter of fiscal 2021 and are now categorized as Level 1. For additional information on the PHPC Warrants, see Notes 4 and 13.
Equity Securities and Investment in BellRing
The Company uses the market approach to measure the fair value of its equity securities. The Investment in BellRing represents the Company’s 14.2% equity interest in BellRing as of March 31, 2022, which was measured at its fair value of $447.7 based on the trading value of the BellRing Common Stock on March 31, 2022.
Other Fair Value Measurements
Investments held in trust are invested in a fund consisting entirely of U.S. treasury securities. The fund is valued at net asset value (“NAV”) per share, and as such, in accordance with ASC Topic 820, the investments have not been classified in the fair value hierarchy. Investments held in trust are reported at fair value on the Condensed Consolidated Balance Sheets (see Note 4).
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond as of March 31, 2022 and September 30, 2021 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the municipal bond (which is also categorized as Level 2), was $5,690.8 and $6,596.7 as of March 31, 2022 and September 30, 2021, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
The Company sold the Klingerstown Equipment in the first quarter of fiscal 2022. The Klingerstown Equipment was reported in the Foodservice segment. For additional information on assets held for sale, see Note 6. The fair value of assets held for sale was measured on a non-recurring basis based on the lower of the carrying amount or fair value less cost to sell. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. The fair value measurement was categorized as Level 3, as the fair value utilizes significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2021	$—
Transfer of assets into held for sale	0.5
Net gain related to assets held for sale	9.8
Proceeds from the sale of assets held for sale	(10.3)
Balance, March 31, 2022	$—
NOTE 15 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	March 31, 2022	September 30, 2021
4.50% senior notes maturing September 2031	$1,800.0	$1,800.0
4.625% senior notes maturing April 2030	1,650.0	1,650.0
5.50% senior notes maturing December 2029	1,250.0	750.0
5.625% senior notes maturing January 2028	940.9	940.9
5.75% senior notes maturing March 2027	459.3	1,299.3
Municipal bond	6.4	7.5
	$6,106.6	$6,447.7
Less: Current portion of long-term debt	1.1	1.1
Debt issuance costs, net	42.7	47.2
Plus: Unamortized premium, net	43.1	42.2
Total long-term debt	$6,105.9	$6,441.6
Debt Transactions in Connection with the BellRing Spin-off
On March 8, 2022, Post entered into a Joinder Agreement No. 1 (the “Joinder Agreement”) by and among Post, as borrower, certain of Post’s subsidiaries, as guarantors, the Funding Incremental Term Loan Lenders (as defined in the Joinder Agreement), Barclays Bank PLC, as administrative agent and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent. The Joinder Agreement provided for an incremental term loan (the “Incremental Term Loan”) of $840.0 under Post’s Credit Agreement (as defined below), which Post borrowed in full on March 8, 2022.
Interest on the Incremental Term Loan accrued at the adjusted term secured overnight financing rate (“SOFR”) rate (as defined in the Credit Agreement) plus a margin of 1.50% per annum. The maturity date for the Incremental Term Loan was May 6, 2022. The Joinder Agreement permitted Post to repay the Incremental Term Loan, in whole or in part, in cash or, in lieu of cash, to exchange its obligations under the Incremental Term Loan to the Funding Incremental Term Loan Lenders for the BellRing Notes.
On March 10, 2022, Post and the Funding Incremental Term Loan Lenders entered into an exchange agreement (the “Exchange Agreement”) pursuant to which Post repaid the Incremental Term Loan and all accrued and unpaid interest and expenses owed thereunder through a combination of (i) with respect to the principal amount owed under the Incremental Term Loan, the assignment and transfer by Post of all $840.0 of the BellRing Notes to the Funding Incremental Term Loan Lenders and (ii) with respect to accrued and unpaid interest and fees and expenses owed under the Incremental Term Loan, cash on hand. As provided in the Exchange Agreement, upon completion of the transfer of the BellRing Notes to the Funding Incremental Term Loan Lenders and payment of interest, fees and expenses, the Incremental Term Loan was deemed satisfied and paid in full.

The Company incurred a $3.5 loss during the three and six months ended March 31, 2022 related to the write-off of debt issuance costs in connection with the Joinder Agreement and Exchange Agreement, which were included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.
On March 17, 2022, the Company redeemed $840.0 in aggregate principal amount, or approximately 65%, of the outstanding 5.75% senior notes maturing March 2027 using the proceeds from the Incremental Term Loan. The 5.75% senior notes were redeemed at a redemption price of 102.875% of the aggregate principal amount of the 5.75% senior notes being redeemed, plus accrued and unpaid interest for each day from March 1, 2022 to, but excluding, March 17, 2022. The Company incurred a $15.8 loss during the three and six months ended March 31, 2022 related to the partial redemption of the 5.75% senior notes, which was included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations. This loss included a $24.1 premium payment for early redemption, which was paid using cash on hand, and a $5.0 write-off of debt issuance costs, partially offset by a $13.3 write-off of unamortized premiums.
Senior Notes
On December 22, 2021, the Company issued an additional $500.0 principal value of 5.50% senior notes maturing in December 2029. The additional 5.50% senior notes were issued at a price of 103.5% of the par value, and the Company received $514.0 after incurring investment banking and other fees and expenses of $3.5, which were deferred and are being amortized to interest expense over the term of the notes. The premium related to the 5.50% senior notes was recorded as an unamortized premium, and is being amortized as a reduction to interest expense over the term of the 5.50% senior notes. Interest payments on the 5.50% senior notes are due semi-annually each June 15 and December 15.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by the Joinder Agreement, restated or amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. As of March 31, 2022, the Revolving Credit Facility had outstanding letters of credit of $21.3, which reduced the available borrowing capacity to $728.7. As of September 30, 2021, the Revolving Credit Facility had outstanding letters of credit of $19.2, which reduced the available borrowing capacity to $730.8. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
The Credit Agreement permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and authorizes the release of liens on) the assets of, and the equity interests in, such unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors under the Credit Agreement. The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
On September 3, 2021, the Company entered into an amendment to the Credit Agreement to change the reference interest rate applicable to revolving loan borrowings in Pounds Sterling from a Eurodollar rate-based rate to a rate based on the Sterling Overnight Index Average.
On December 17, 2021, the Company entered into a second amendment to the Credit Agreement to, among other provisions, facilitate the BellRing Spin-off. For additional information regarding the BellRing Spin-off, see Note 3. The amendment also amended the Credit Agreement to change the reference interest rate applicable to revolving loan borrowings in U.S. Dollars from LIBOR to a rate based on the adjusted term SOFR rate (as defined in the Credit Agreement).
Borrowings in U.S. Dollars under the Revolving Credit Facility bear interest, at the option of the Company, at an annual rate equal to either (a) the term SOFR rate or (b) the base rate determined by reference to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted term SOFR rate plus 1.00% per annum, in each case plus an applicable margin, which is determined by reference to the secured net leverage ratio (as defined in the Credit Agreement), with the applicable margin for adjusted term SOFR rate loans and base rate loans being (i) 2.00% and 1.00%, respectively, if the secured net leverage ratio is greater than or equal to 3.00:1.00, (ii) 1.75% and 0.75%, respectively, if the secured net leverage ratio is less than 3.00:1.00 and greater than or equal to 1.50:1.00 or (iii) 1.50% and 0.50%, respectively, if the secured net leverage ratio is less than 1.50:1.00. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility accrue at a rate of 0.375% per annum if the Company’s secured net leverage ratio is greater than 3.00:1.00, and will accrue at a rate of 0.25% per annum if the Company’s secured net leverage ratio is less than or equal to 3.00:1.00.
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
Repayments of Long-Term Debt
The following tables show the Company’s repayments of long-term debt included in the Condensed Consolidated Statements of Cash Flows and the associated gain or loss included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31,	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
	Debt Instrument	Principal Amount Repaid	Debt Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	5.75% senior notes	$840.0	$24.1	$5.0	$(13.3)
	Municipal bond	1.1	—	—	—
2022	Total	$841.1	$24.1	$5.0	$(13.3)

	5.00% senior notes	$1,697.3	$74.3	$18.9	$—
	Municipal bond	1.0	—	—	—
2021	Total	$1,698.3	$74.3	$18.9	$—

Six Months Ended March 31,	Repayments of Long-Term Debt		Loss on Extinguishment of Debt, net
	Debt Instrument	Principal Amount Repaid	Debt Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	5.75% senior notes	$840.0	$24.1	$5.0	$(13.3)
	Municipal bond	1.1	—	—	—
2022	Total	$841.1	$24.1	$5.0	$(13.3)

	5.00% senior notes	$1,697.3	$74.3	$18.9	$—
	Municipal bond	1.0	—	—	—
2021	Total	$1,698.3	$74.3	$18.9	$—
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of March 31, 2022, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
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
Remaining portion of the cases: MFI remains a defendant only with respect to claims that seek damages based on purchases of egg products by three opt-out plaintiffs. The district court had granted summary judgment precluding any claims for egg products purchases by such opt-out plaintiffs, but the Third Circuit Court of Appeals reversed and remanded these claims for further pre-trial proceedings. Defendants filed a second motion for summary judgment seeking dismissal of the claims, which was denied in June 2019. The remaining opt-out plaintiffs have been assigned a trial date in October 2022.
Although the likelihood of a material adverse outcome in the egg antitrust litigation has been significantly reduced as a result of the MFI settlements described above, the remaining portion of the cases could still result in a material adverse outcome.
No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three or six months ended March 31, 2022 or 2021. At both March 31, 2022 and September 30, 2021, the Company had $3.5 accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for this matter are appropriate, the final amounts required to resolve such matter could differ materially from recorded estimates and the Company’s consolidated financial condition, results of operations and cash flows could be materially affected.
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
The following tables provide the components of net periodic benefit cost (gain) for the pension plans. In the Condensed Consolidated Statements of Operations, service cost is reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (gain) are reported in “Other expense (income), net.”

	North America
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Service cost	$1.1	$1.0	$2.2	$1.9
Interest cost	0.8	0.8	1.7	1.6
Expected return on plan assets	(1.7)	(1.6)	(3.5)	(3.2)
Recognized net actuarial loss	0.4	0.6	0.8	1.2
Net periodic benefit cost	$0.6	$0.8	$1.2	$1.5

	Other International
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Interest cost	$4.1	$3.8	$8.3	$7.5
Expected return on plan assets	(6.5)	(6.3)	(13.1)	(12.3)
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit gain	$(2.3)	$(2.4)	$(4.6)	$(4.6)

The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans. In the Condensed Consolidated Statements of Operations, service cost is reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit gain are reported in “Other expense (income), net.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.4	0.4	0.8	0.8
Recognized net actuarial loss	0.1	0.3	0.3	0.6
Recognized prior service credit	(1.1)	(1.2)	(2.3)	(2.4)
Net periodic benefit gain	$(0.5)	$(0.4)	$(1.0)	$(0.8)

NOTE 18 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Shares repurchased (in millions)	0.4	1.6	1.9	3.3
Average price per share	$105.54	$98.29	$103.81	$95.78
Total cost including broker’s commissions (a)	$38.2	$155.4	$193.2	$315.3
(a)“Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2022 included $4.0 of repurchases of common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022. “Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2021 included $7.4 of repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021.
BellRing Spin-off Impact on Equity Awards
In connection with the BellRing Spin-off, adjustments were made to the terms of outstanding equity-based awards (the “Post Equity Awards”) to preserve the intrinsic value of the Post Equity Awards and to participants’ accounts under the non-qualified deferred compensation plans maintained by Post with respect to notional investments in Post common stock (the “Post NQDC Accounts”). The adjustments to the Post Equity Awards and Post NQDC Accounts were based on the volume weighted average price of Post common stock during the five trading day period prior to and including March 10, 2022 and the volume weighted average price of Post common stock during the five trading day period immediately following March 10, 2022.
In addition, certain performance-based restricted stock units granted in 2019 to named executive officers of Post pursuant to the Post Holdings, Inc. 2019 Long-Term Incentive Plan that were outstanding as of immediately prior to the BellRing Spin-off (the “2019 PRSUs”) were converted into a number of time-based restricted stock units based on achievement of Post’s total shareholder return ranking compared to such rankings of peer companies over a specified performance period ending on March 10, 2022. The vesting of the converted 2019 PRSUs is subject to the requirement to remain employed through October 15, 2022, and will otherwise remain subject to the terms and restrictions of the applicable award agreements.
The equity award adjustments had an immaterial impact on the Company’s Statements of Operations for the three and six months ended March 31, 2022.
NOTE 19 — SEGMENTS
At March 31, 2022, the Company’s operating and reportable segments were as follows:
•Post Consumer Brands: North American RTE cereal and Peter Pan nut butters;
•Weetabix: primarily U.K. RTE cereal and muesli;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
Due to the level of integration between the Foodservice and Refrigerated Retail segments, it is impracticable to present total assets separately for each segment. An allocation has been made between the two segments for depreciation based on inventory costing.
Amounts reported for Corporate in the table below include any amounts attributable to PHPC.
Management evaluates each segment’s performance based on its segment profit, which for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. The following tables present information about the Company’s reportable segments.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Sales
Post Consumer Brands	$573.1	$479.9	$1,080.4	$924.9
Weetabix	117.0	113.4	235.6	226.9
Foodservice	451.9	369.2	890.5	723.7

Refrigerated Retail	267.6	239.5	541.0	502.6
Eliminations and Corporate	0.1	(0.5)	(0.3)	(0.8)
Total	$1,409.7	$1,201.5	$2,747.2	$2,377.3
Segment Profit
Post Consumer Brands	$79.5	$91.8	$150.8	$162.3
Weetabix	26.8	25.9	54.0	54.0
Foodservice	20.0	8.8	35.1	19.6
Refrigerated Retail	17.0	24.2	30.6	57.9
Total segment profit	143.3	150.7	270.5	293.8
General corporate expenses and other	45.0	15.1	91.1	28.9
Interest expense, net	87.2	83.5	170.0	167.3
Loss on extinguishment of debt, net	19.3	93.2	19.3	93.2
Income on swaps, net	(128.2)	(185.6)	(91.3)	(227.2)
Gain on investment in BellRing	(447.7)	—	(447.7)	—
Earnings before income taxes and equity method loss	$567.7	$144.5	$529.1	$231.6
Net sales by product
Cereal and granola	$671.4	$575.7	$1,278.7	$1,134.0
Nut butters	18.5	17.4	37.0	17.4
Eggs and egg products	436.7	353.8	860.1	691.9
Side dishes (including potato products)	166.2	138.4	331.1	293.9
Cheese and dairy	54.0	54.6	113.6	117.3
Sausage	44.7	43.0	92.4	87.3
Other	18.5	19.0	35.0	36.2
Eliminations and Corporate	(0.3)	(0.4)	(0.7)	(0.7)
Total	$1,409.7	$1,201.5	$2,747.2	$2,377.3
Depreciation and amortization
Post Consumer Brands	$33.9	$29.2	$67.7	$57.4
Weetabix	9.6	9.4	18.9	18.8
Foodservice	31.5	31.6	63.5	62.3
Refrigerated Retail	19.4	18.3	39.7	36.4
Total segment depreciation and amortization	94.4	88.5	189.8	174.9
Corporate	0.9	1.0	1.9	2.0
Total	$95.3	$89.5	$191.7	$176.9

Assets			March 31, 2022	September 30, 2021
Post Consumer Brands			$3,483.8	$3,467.8
Weetabix			1,882.8	1,930.4
Foodservice and Refrigerated Retail			4,993.0	5,074.2
Corporate			1,471.1	1,248.2
Total assets of continuing operations			11,830.7	11,720.6
Total assets of discontinued operations			—	694.1
Total assets			$11,830.7	$12,414.7

NOTE 20 — SUBSEQUENT EVENT
On April 5, 2022, the Company completed its acquisition of Lacka Foods Limited (“Lacka Foods”), a U.K.-based producer of ready-to-drink protein shakes and nutritional snacks. The Company made a closing payment of £22.8 (approximately $30.0, which included amounts paid to third parties for obligations of Lacka Foods), and could be required to pay additional earnings-based contingent consideration up to a maximum of £3.5 (approximately $4.6). The results of Lacka Foods’ operations will be reported in the Weetabix segment.
This transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting is incomplete at the time of the filing of the unaudited condensed consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

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
On March 10, 2022, we completed the BellRing Spin-off (as defined below), which represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing“) and BellRing Distribution, LLC prior to the BellRing Spin-off (as defined below) have been presented as discontinued operations in our Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The following discussion reflects continuing operations only, unless otherwise indicated. See below for additional information.
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At March 31, 2022, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal and Peter Pan nut butters;
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal and muesli;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
Transactions
Completion of Previously Announced Distribution of BellRing Brands, Inc.
On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No.1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Spin-off Agreement”), by and among us, Old BellRing, BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), we contributed our share of Old BellRing Class B common stock, $0.01 par value per share, all of our BellRing Brands, LLC non-voting membership units and $550.4 million of cash to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing 2030 (the “BellRing Notes” and such transactions, collectively, the “BellRing Contribution”).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and we distributed an aggregate of 78.1 million, or 80.1%, of our shares of BellRing common stock, par value $0.01 per share (“BellRing Common Stock”), to our shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution (the “BellRing Distribution”). Our shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued and instead, cash in lieu of any fractional shares was paid to our shareholders.
Upon completion of the BellRing Distribution, BellRing Merger Sub merged with and into Old BellRing (the “BellRing Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. Pursuant to the BellRing Merger, each outstanding share of Old BellRing Class A common stock, $0.01 par value per share, was converted into one share of BellRing Common Stock plus $2.97 in cash. The transactions described above, including the BellRing Contribution, the BellRing Distribution and the BellRing Merger, as well as the Debt-for-Debt Exchange described below, are collectively referred to as the “BellRing Spin-off”.

Immediately following the BellRing Spin-off, we owned approximately 14.2% of the BellRing Common Stock and our shareholders owned approximately 57.3% of the BellRing Common Stock. The former Old BellRing stockholders owned approximately 28.5% of the BellRing Common Stock, maintaining the same effective percentage ownership interest in the Old BellRing business as prior to the BellRing Spin-off. As a result of the BellRing Spin-off, the dual class voting structure in the BellRing business was eliminated. The BellRing Distribution was structured in a manner intended to qualify as a tax-free distribution to Post shareholders for United States (“U.S.”) federal income tax purposes, except to the extent of any cash received in lieu of fractional shares of BellRing Common Stock.
We incurred separation-related expenses of $25.9 million and $28.4 million during the three and six months ended March 31, 2022, respectively. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
On March 17, 2022, we utilized proceeds received in connection with the BellRing Spin-off to redeem a portion of our existing 5.75% senior notes (the “Debt-for-Debt Exchange”).
For additional information on the BellRing Spin-off, refer to Notes 3 and 15 within “Notes to Condensed Consolidated Financial Statements.”
Initial Public Offering of Post Holdings Partnering Corporation
On May 28, 2021, we and Post Holdings Partnering Corporation, a newly formed special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 million units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 million PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0 million. PHPC Sponsor, LLC, our wholly-owned subsidiary (“PHPC Sponsor”), purchased 4.0 million of the 30.0 million PHPC Units in the initial public offering on May 28, 2021 for $40.0 million. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units could elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the ticker symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the closing of the initial public offering on May 28, 2021.
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
As of both March 31, 2022 and September 30, 2021, we beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within our financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable noncontrolling interest (“NCI”). All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
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
Divestitures
We completed the sale of the Willamette Egg Farms business (the “WEF Transaction”) on December 1, 2021. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in our Refrigerated Retail segment.
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
At the onset of the COVID-19 pandemic, our foodservice business was significantly impacted by lower away-from-home demand resulting from the impact of the COVID-19 pandemic on various channels, including full service restaurants, quick service restaurants, education and travel and lodging. Since then, the recovery of our foodservice volumes has been closely tracking with changes in the degree of restrictions on mobility and gathering, including the impacts of the Omicron variant. Volumes have nearly fully recovered to pre-pandemic levels in certain channels and product categories, while volumes in other channels impacted by the COVID-19 pandemic have recovered from low levels experienced at the height of the pandemic, but have recently plateaued at levels below pre-pandemic volumes. In the aggregate, overall foodservice volumes remain below pre-pandemic levels.

As the overall economy continues to recover from the impact of the COVID-19 pandemic, labor shortages, input and freight inflation and other supply chain disruptions, including input availability, are pressuring our supply chains in all segments, resulting in missed sales and higher manufacturing costs. Per unit product costs escalated as throughput declined and fixed cost absorption worsened. Service levels and fill rates remain below normal levels, and inventories are low, resulting in the placement of certain products on allocation. These factors are improving but expected to persist throughout fiscal 2022 and are dependent upon our ability to adequately hire, train and retain manufacturing staff, maintain sufficient supplies of ingredients and packaging and rebuild inventory levels. Raw material, packaging, wage and freight inflation has been widespread, rapid and significant, and has put downward pressure on profit margins in all of our segments. We have taken pricing actions in all segments and expect to take further actions to mitigate these inflationary pressures.
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
Conflict in Ukraine
The ongoing conflict in Ukraine and the subsequent economic sanctions imposed by some countries have had, and may continue to have, an adverse impact on fuel, transportation and commodity costs and may cause supply and demand disruptions in the markets we serve, including Europe. While we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers in those countries, our businesses and operations have been negatively impacted by increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain raw materials and other commodities, and declarations of force majeure by certain suppliers during the second quarter of fiscal 2022. We expect certain energy costs and raw material costs to remain elevated as a result of the ongoing conflict. Our Weetabix segment purchases all of its natural gas from a U.K. domiciled subsidiary of a Russian-owned energy company. To date, the economic sanctions imposed on Russian businesses have not had a direct impact on the procurement of natural gas for our Weetabix business, however, there can be no assurance that additional sanctions will not be implemented. If our natural gas purchases are impacted by sanctions, we may incur additional costs to procure natural gas.
Avian Influenza
During the second quarter of fiscal 2022, our Foodservice and Refrigerated Retail segments were impacted by an outbreak of avian influenza (“AI”). As a result of AI, we anticipate incurring increased costs related to production inefficiencies, egg supply constraints and higher market-based egg prices due to the limited availability of eggs on the open market. We plan to mitigate these increased costs through the management of volume needs with customers and pricing actions to cover the higher cost structure. Through these actions, we anticipate mitigating the impact of AI on the profitability of our egg business. However, these actions do not contemplate further AI outbreaks, and we expect AI to have continued impact on our egg volumes until supply is re-established.

RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$1,409.7	$1,201.5	$208.2	17%	$2,747.2	$2,377.3	$369.9	16%

Operating Profit	$100.0	$129.5	$(29.5)	(23)%	$178.2	$248.0	$(69.8)	(28)%
Interest expense, net	87.2	83.5	(3.7)	(4)%	170.0	167.3	(2.7)	(2)%
Loss on extinguishment of debt, net	19.3	93.2	73.9	79%	19.3	93.2	73.9	79%
Income on swaps, net	(128.2)	(185.6)	(57.4)	(31)%	(91.3)	(227.2)	(135.9)	(60)%
Gain on investment in BellRing	(447.7)	—	447.7	n/a	(447.7)	—	447.7	n/a
Other expense (income), net	1.7	(6.1)	(7.8)	(128)%	(1.2)	(16.9)	(15.7)	(93)%
Income tax expense	21.1	28.6	7.5	26%	8.3	43.5	35.2	81%
Equity method loss, net of tax	18.7	7.0	(11.7)	(167)%	37.3	14.9	(22.4)	(150)%
Less: Net earnings attributable to noncontrolling interests from continuing operations	2.3	0.2	2.1	1,050%	2.6	0.5	2.1	420%
Net (loss) earnings from discontinued operations, net of tax and noncontrolling interest	(2.3)	1.2	(3.5)	(292)%	21.6	18.4	3.2	17%
Net Earnings	$523.3	$109.9	$413.4	376%	$502.5	$191.1	$311.4	163%
Net Sales
Net sales increased $208.2 million, or 17%, during the three months ended March 31, 2022, compared to the corresponding period in the prior year, as a result of growth in all of our segments, as well as incremental contributions from our prior year acquisitions.
Net sales increased $369.9 million, or 16%, during the six months ended March 31, 2022, compared to the corresponding period in the prior year, as a result of growth in our Foodservice, Post Consumer Brands and Weetabix segments, as well as incremental contributions from our prior year acquisitions. These positive impacts were partially offset by a decline, after excluding the impact of acquisitions, in our Refrigerated Retail segment.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $29.5 million, or 23%, during the three months ended March 31, 2022, compared to the corresponding period in the prior year, due to increased general corporate expenses and lower segment profit within our Refrigerated Retail and Post Consumer Brands segments, partially offset by higher segment profit within our Foodservice and Weetabix segments, excluding the impact of acquisitions.
Operating profit decreased $69.8 million, or 28%, during the six months ended March 31, 2022, compared to the corresponding period in the prior year, due to increased general corporate expenses and lower segment profit within our Refrigerated Retail segment, partially offset by higher segment profit within our Foodservice and Post Consumer Brands segments, excluding the impact of acquisitions.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $3.7 million, or 4%, during the three months ended March 31, 2022, compared to the corresponding period in the prior year, driven by the issuance of senior notes during the first quarter of fiscal 2022, partially offset by increased amortization of debt premium related to the issuance of the senior notes during the first quarter of fiscal 2022 and decreased debt issuance costs related to the partial redemption of senior notes during the second quarter of fiscal 2022. Our weighted-average interest rate on our total outstanding debt decreased to 5.1% for the three months ended March 31, 2022 from 5.2% for the three months ended March 31, 2021, driven by a change in the mix of debt outstanding.
Interest expense, net increased $2.7 million, or 2%, during the six months ended March 31, 2022, compared to the corresponding period in the prior year, driven by the issuance of senior notes during the first quarter of fiscal 2022, partially offset by increased amortization of debt premium related to the issuance of the senior notes during the first quarter of fiscal

2022 and decreased debt issuance costs related to the partial redemption of senior notes during the second quarter of fiscal 2022. Our weighted-average interest rate on our total outstanding debt decreased to 5.1% for the six months ended March 31, 2022 from 5.2% for the six months ended March 31, 2021, driven by a change in the mix of debt outstanding.
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
Loss on Extinguishment of Debt, Net
Fiscal 2022
During the three and six months ended March 31, 2022, we recognized a loss of $19.3 million primarily related to the partial redemption of our 5.75% senior notes. This loss included a $24.1 million premium payment for early redemption and a $5.0 million write-off of debt issuance costs, partially offset by a $13.3 million write-off of unamortized premiums. In addition, we recognized a $3.5 million loss on the write-off of debt issuance costs related to our Incremental Term Loan (as defined in “Liquidity and Capital Resources”).
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements”.
Fiscal 2021
During the three and six months ended March 31, 2021, we recognized a loss of $93.2 million related to the repayment of the outstanding principal balance of our 5.00% senior notes. The loss included debt premiums paid of $74.3 million and write-offs of debt issuance costs of $18.9 million.
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Income on Swaps, Net
During the three and six months ended March 31, 2022, we recognized net gains of $128.2 million and $91.3 million, respectively, related to mark-to-market adjustments on our interest rate swaps that were not designated as hedging instruments.
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
Gain on Investment in BellRing
During both the three and six months ended March 31, 2022, we recorded a gain of $447.7 million related to our 14.2% equity interest in BellRing (our “Investment in BellRing”), which is accounted for as an equity security.
For additional information on our Investment in BellRing, refer to Notes 4 and 14 within “Notes to Condensed Consolidated Financial Statements”
Income Tax Expense
Our effective income tax rate was 3.7% and 1.6% for the three and six months ended March 31, 2022, respectively, and 19.8% and 18.8% for the three and six months ended March 31, 2021, respectively. In accordance with ASC Topic 740, “Income Taxes,” we record income tax (benefit) expense for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three months ended March 31, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $447.7 million non-cash mark-to-market adjustment on our Investment in BellRing, which is expected to be divested in a tax-free manner, and (ii) $4.6 million of discrete income tax benefit items related to our equity method loss attributable to 8th Avenue Food & Provisions, Inc. (“8th Avenue”).
In the six months ended March 31, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $447.7 million non-cash mark-to-market adjustment on our Investment in BellRing, which is expected to be divested in a tax-free manner, and (ii) $9.2 million of discrete income tax benefit items related to our equity method loss attributable to 8th Avenue.
For additional information on our Investment in BellRing and 8th Avenue equity method loss, refer to Note 4 within “Notes to Condensed Consolidated Financial Statements.”
Discontinued Operations
The BellRing Spin-off represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of Old BellRing and BellRing Distribution, LLC prior to the BellRing Spin-off were presented as discontinued operations in the Condensed Consolidated Statements of Operations. For additional information on the BellRing Spin-off, refer to Notes 3 and 15 within “Notes to Condensed Consolidated Financial Statements.”
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$573.1	$479.9	$93.2	19%	$1,080.4	$924.9	$155.5	17%
Segment Profit	$79.5	$91.8	$(12.3)	(13)%	$150.8	$162.3	$(11.5)	(7)%
Segment Profit Margin	14%	19%			14%	18%
Net sales for the Post Consumer Brands segment increased $93.2 million, or 19%, for the three months ended March 31, 2022, when compared to the prior year period. The increase in net sales for the three months ended March 31, 2022 was partially driven by the inclusion of incremental net sales of $52.5 million attributable to our prior year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, net sales increased $40.7 million, or 9%, primarily due to increased average net selling prices as a result of increased pricing taken to mitigate inflation. In addition, volumes increased 3% primarily due to increased promotional activity, partially offset by continuing broader softness across value and private label cereal products and the decision to exit certain low-margin private label business during the second quarter of fiscal 2021. Volume increases in Pebbles and Honey Bunches of Oats were partially offset by volume declines in private label cereal and Malt-O-Meal bag cereal.
Net sales for the Post Consumer Brands segment increased $155.5 million, or 17%, for the six months ended March 31, 2022, when compared to the prior year period. The increase in net sales for the six months ended March 31, 2022 was partially driven by the inclusion of incremental net sales of $118.0 million attributable to our prior year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, net sales increased $37.5 million, or 4%, primarily due to increased average net selling prices as a result of favorable product pricing and mix. In addition, volumes decreased 3% primarily due to continuing broader softness across value and private label cereal products and the decision to exit certain low-margin private label business during the second quarter of fiscal 2021. Volume declines in private label cereal, Malt-O-Meal bag cereal and Honey Bunches of Oats were partially offset by increased Pebbles volume.
Segment profit for the three months ended March 31, 2022 decreased $12.3 million, or 13%, when compared to the prior year period. Segment profit for the three months ended March 31, 2022 was negatively impacted by the inclusion of incremental segment operating loss of $7.8 million attributable to our prior year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding these impacts, segment profit decreased $4.5 million, or 5%, primarily driven by raw material inflation of $17.4 million, higher manufacturing costs of $14.8 million (primarily due to reduced service levels driven by supply constraints and unfavorable fixed cost absorption resulting from lower production volumes, partially offset by manufacturing cost efficiencies) and increased freight costs of $11.1 million (excluding volume-driven impacts) when compared to the prior year period. These negative impacts were partially offset by higher net sales, as previously discussed, and lower advertising and consumer spending of $5.8 million.
Segment profit for the six months ended March 31, 2022 decreased $11.5 million, or 7%, when compared to the prior year period. Segment profit for the six months ended March 31, 2022 was negatively impacted by the inclusion of incremental segment operating loss of $12.4 million attributable to our prior year acquisitions of Peter Pan and the PL RTE Cereal Business. Prior year segment profit was negatively impacted by a $15.0 million legal settlement. Excluding these impacts, segment profit decreased $14.1 million, or 8%, primarily driven by higher manufacturing costs of $26.5 million (primarily due to reduced service levels driven by supply constraints and unfavorable fixed cost absorption resulting from lower volume, partially offset by manufacturing cost efficiencies), raw material inflation of $22.2 million and increased freight costs of $18.5 million (excluding volume-driven impacts) when compared to the prior year period. These negative impacts were partially offset by higher net sales, as previously discussed, and lower advertising and consumer spending of $6.1 million.

Weetabix

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$117.0	$113.4	$3.6	3%	$235.6	$226.9	$8.7	4%
Segment Profit	$26.8	$25.9	$0.9	3%	$54.0	$54.0	$—	—%
Segment Profit Margin	23%	23%			23%	24%
Net sales for the Weetabix segment increased $3.6 million, or 3%, for the three months ended March 31, 2022, when compared to the prior year period, including the impact of unfavorable foreign exchange rates. Excluding the foreign currency impact, net sales increased $6.9 million, or 6%, on 2% lower volume. The decrease in volume was driven by reduced service levels (driven by supply constraints). Average net selling prices increased primarily due to price increases that went into effect in February 2022.
Net sales for the Weetabix segment increased $8.7 million, or 4%, for the six months ended March 31, 2022, when compared to the prior year period, including the impact of unfavorable foreign exchange rates. Excluding the foreign currency impact, net sales increased $9.6 million, or 4%, on 3% lower volume. This decrease in volume was driven by reduced service levels (driven by supply constraints), declines in RTE cereal products as a result of the lapping of increased purchases in the prior year period driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic. These negative impacts were partially offset by new product introductions. Average net selling prices increased primarily due to price increases.
Segment profit for the three months ended March 31, 2022 increased $0.9 million, or 3%, when compared to the prior year period. This increase was driven by higher net sales, as previously discussed, partially offset by higher advertising and consumer spending of $1.6 million, raw material inflation of $1.1 million, higher transportation costs and unfavorable foreign exchange rates.
Segment profit for the six months ended March 31, 2022 was flat compared to the prior year period. Segment profit was impacted by higher net sales, as previously discussed, partially offset by higher advertising and consumer spending of $2.9 million, raw material inflation of $2.8 million and higher transportation costs.
Foodservice

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$451.9	$369.2	$82.7	22%	$890.5	$723.7	$166.8	23%
Segment Profit	$20.0	$8.8	$11.2	127%	$35.1	$19.6	$15.5	79%
Segment Profit Margin	4%	2%			4%	3%
Net sales for the Foodservice segment increased $82.7 million, or 22%, for the three months ended March 31, 2022, when compared to the prior year period. Net sales for the three months ended March 31, 2022 were positively impacted by the inclusion of an incremental month of net sales attributable to our prior year acquisition of Almark. Excluding this impact, net sales increased $79.1 million, or 21%, on 11% higher volume. Volume growth was positively impacted in the current year period by the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year period. Egg product sales were up $65.8 million, or 21%, with volume up 7%, driven by higher average net selling prices resulting from the pass-through of higher raw material costs due to increased grain markets and other price increases. Egg volumes increased primarily due to higher volume in the foodservice channel, partially offset by lower food ingredient volumes. Sales of side dishes were up $13.8 million, or 40%, with volume up 32%, driven by increased product demand compared to the prior year period as a result of the continued recovery from the COVID-19 pandemic and distribution gains. Sausage sales were down $0.6 million, or 13%, with volume down 22%, primarily driven by the exit of certain sausage businesses.
Net sales for the Foodservice segment increased $166.8 million, or 23%, for the six months ended March 31, 2022, when compared to the prior year period. Net sales for the six months ended March 31, 2022 were positively impacted by the inclusion of four incremental months of net sales attributable to our prior year acquisition of Almark. Excluding this impact, net sales increased $150.5 million, or 21%, on 11% higher volume. Volume growth was positively impacted in the current year period by the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year period. Egg product sales were up $119.4 million, or 19%, with volume up 6%, driven by higher average net selling prices resulting from the pass-through of higher raw material costs due to increased grain markets and other price increases. Egg volumes increased primarily due to higher volume in the foodservice channel, partially offset by lower food ingredient volumes. Sales of side dishes were up $30.6 million, or 45%, with volume up 40%, driven by increased product demand compared to the prior year period as a result of the continued recovery from the COVID-19 pandemic and distribution gains. Sausage sales were up $0.8 million, or 10%, on 9% lower volume, driven by higher average net selling prices, partially offset by volume decreases primarily related to the exit of certain sausage businesses.
Segment profit for the three months ended March 31, 2022 increased $11.2 million, or 127%, when compared to the prior year period, driven by higher net sales, as previously discussed, partially offset by raw material inflation of $24.8 million (primarily driven by higher egg raw material costs due to increased grain markets) and higher freight costs of $16.1 million (excluding volume-driven impacts).
Segment profit for the six months ended March 31, 2022 increased $15.5 million, or 79%, when compared to the prior year period, driven by higher net sales, as previously discussed, partially offset by raw material inflation of $59.4 million (primarily driven by higher egg raw material costs due to increased grain markets) and higher freight costs of $30.4 million (excluding volume-driven impacts).
Refrigerated Retail

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$267.6	$239.5	$28.1	12%	$541.0	$502.6	$38.4	8%
Segment Profit	$17.0	$24.2	$(7.2)	(30)%	$30.6	$57.9	$(27.3)	(47)%
Segment Profit Margin	6%	10%			6%	12%
Net sales for the Refrigerated Retail segment increased $28.1 million, or 12%, for the three months ended March 31, 2022, when compared to the prior year period. Net sales for the three months ended March 31, 2022 were positively impacted by the inclusion of incremental net sales of $20.8 million attributable to our prior year acquisitions of Almark and Egg Beaters which were partially offset by the absence of net sales as a result of the WEF Transaction. Excluding these impacts, net sales increased $17.2 million, or 7%, with volume up 2%. Sales of side dishes increased $13.9 million, or 13%, on 5% higher volume. Average net selling prices increased primarily due to price increases taken to mitigate inflation. The increase in volume was primarily related to higher branded dinner sides volume, partially offset by lower volume for branded breakfast sides. Egg product sales were up $2.5 million, or 10%, with volume up 9%, driven by volume increases from private label products. Sausage sales increased $2.3 million, or 6%, driven by improved average net selling prices, primarily due to price increases that went into effect during the prior quarter and reduced trade spend. These positive impacts were partially offset by volume decreases of 7%, which were primarily driven by supply constraints. Cheese and other dairy case product sales were down $0.6 million, or 1%, with volume down 8%, driven by lower branded cheese volumes. Sales of other products were down $0.9 million.
Net sales for the Refrigerated Retail segment increased $38.4 million, or 8%, for the six months ended March 31, 2022, when compared to the prior year period. Net sales for the six months ended March 31, 2022 were positively impacted by the inclusion of incremental net sales of $40.4 million attributable to our prior year acquisitions of Almark and Egg Beaters which were partially offset by the absence of net sales as a result of the WEF Transaction. Excluding these impacts, net sales increased $12.2 million, or 3%, with volume down 3%. Sales of side dishes increased $6.5 million, or 3%, on 4% lower volume. Average net selling prices increased primarily due to price increases taken to mitigate inflation. The decrease in volume was driven by lower branded dinner and breakfast sides volume resulting from supply constraints and reduced service levels. Egg product sales were up $6.4 million, or 14%, with volume up 17%, driven by volume increases from private label products. Sausage sales increased $4.2 million, or 5%, driven by improved average net selling prices, primarily due to reduced trade spend and price increases taken to mitigate inflation. These positive impacts were partially offset by volume decreases of 9%, which were primarily driven by supply constraints. Cheese and other dairy case product sales were down $3.7 million, or 3%, with volume down 8%, driven by the lapping of increased purchases in the prior year period driven by increased at-home consumption in response to the COVID-19 pandemic. Sales of other products were down $1.2 million.
Segment profit decreased $7.2 million, or 30%, for the three months ended March 31, 2022, when compared to the prior year period. This decrease was driven by increased manufacturing costs of $8.9 million, higher freight costs of $6.8 million (excluding volume-driven impacts) and raw material inflation of $8.3 million. These negative impacts were only partially offset by higher net sales, as discussed above, and decreased advertising and consumer spending of $0.7 million.
Segment profit decreased $27.3 million, or 47%, for the six months ended March 31, 2022, when compared to the prior year period. This decrease was driven by increased manufacturing costs of $20.6 million, raw material inflation of $13.7 million and higher freight costs of $12.8 million (excluding volume-driven impacts). These negative impacts were only partially offset by higher net sales, as discussed above, and decreased advertising and consumer spending of $4.1 million.
Other Items
General Corporate Expenses and Other

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General corporate expenses and other	$45.0	$15.1	$(29.9)	(198)%	$91.1	$28.9	$(62.2)	(215)%
General corporate expenses and other increased $29.9 million, or 198%, for the three months ended March 31, 2022, when compared to the prior year period, primarily driven by separation-related expenses in connection with the BellRing Spin-off of $25.9 million, increased net losses related to mark-to-market adjustments on equity securities of $11.0 million and higher stock-based compensation of $4.9 million. These negative impacts were partially offset by increased net gains related to mark-to-market adjustments on economic hedges and warrant liabilities of $10.5 million and decreased losses primarily related to mark-to-market adjustments on deferred compensation of $2.6 million.
General corporate expenses and other increased $62.2 million, or 215%, for the six months ended March 31, 2022, when compared to the prior year period, primarily driven by separation-related expenses in connection with the BellRing Spin-off of $28.4 million, increased net losses related to mark-to-market adjustments on equity securities of $19.8 million, decreased net gains related to mark-to-market adjustments on economic hedges and warrant liabilities of $11.1 million and higher stock-based compensation of $6.8 million. These negative impacts were partially offset by decreased losses primarily related to mark-to-market adjustments on deferred compensation of $5.0 million.
Restructuring and Facility Closure
The table below shows the amount of restructuring and facility closure costs attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other.

	Three Months Ended March 31,			Six Months Ended March 31,
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	2022	2021	$ Change
Post Consumer Brands	$3.1	$—	$(3.1)	$8.5	$0.3	$(8.2)
	$3.1	$—	$(3.1)	$8.5	$0.3	$(8.2)
(Gain) Loss on Assets Held for Sale
The table below shows the amount of net (gains) losses on assets held for sale attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other. For additional information on our assets held for sale, see Note 6 within “Notes to Condensed Consolidated Financial Statements.”

	Three Months Ended March 31,			Six Months Ended March 31,
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	2022	2021	$ Change
Post Consumer Brands	$—	$0.1	$0.1	$—	$0.2	$0.2
Weetabix	—	—	—	—	(0.7)	(0.7)
Foodservice	—	—	—	(9.8)	—	9.8
	$—	$0.1	$0.1	$(9.8)	$(0.5)	$9.3
Loss on Sale of Business
During the six months ended March 31, 2022, we recorded a net loss of $6.3 million related to the WEF Transaction, which included a favorable working capital adjustment of $0.4 million recorded during the three months ended March 31, 2022. This amount is excluded from the measure of segment profit and is included in general corporate expenses and other. Prior to the WEF Transaction, operating results were previously reported in the Refrigerated Retail segment. For additional information on loss of sale of business, see Note 6 within “Notes to Condensed Consolidated Financial Statements.”

LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the six months ended March 31, 2022 (for additional information, see Notes 3, 4, 15 and 18 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•entered into a Joinder Agreement No. 1 (the “Joinder Agreement”) in connection with the BellRing Spin-off, which provided for an incremental term loan (the “Incremental Term Loan”) of $840.0 million under our Credit Agreement (as defined below), which we borrowed in full on March 8, 2022;
•contributed $550.4 million to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing Notes in connection with the BellRing Spin-off. On March 10, 2022, we delivered the BellRing Notes to the Funding Incremental Term Loan Lenders (as defined in the Joinder Agreement) in full satisfaction of the principal amount of the Incremental Term Loan;
•$840.0 million principal value repaid, or approximately 65%, of our outstanding 5.75% senior notes using the $840.0 million proceeds from the Incremental Term Loan, and $24.1 million premium payment made on the partial extinguishment of our 5.75% senior notes;
•$500.0 million additional principal value issued of 5.50% senior notes;
•1.9 million shares of our common stock repurchased at an average share price of $103.81 per share for a total cost of $193.2 million, including broker’s commissions; and
•entered into a second amendment to our amended and restated credit agreement (the “Credit Agreement”) to, among other provisions, facilitate the BellRing Spin-off and to, among other things, change the reference interest rate applicable to revolving loan borrowings in U.S. Dollars from London Interbank Offered Rate to a rate based on the secured overnight financing rate.
The following table presents select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2022	2021
Cash provided by (used in):
Operating activities - continuing operations	$143.6	$88.5
Investing activities - continuing operations	(43.0)	(256.0)
Financing activities - continuing operations	(276.9)	(273.3)
Net cash used in discontinued operations	(151.9)	(16.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.7)	6.1
Net decrease in cash, cash equivalents and restricted cash	$(330.9)	$(450.8)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. Additionally, we expect to generate positive cash flows from the operations of our diverse businesses; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity, navigate the uncertainty caused by the pandemic and ensure that our business can continue to operate during these uncertain times. In addition, the BellRing Spin-off has not had, and we do not believe will have, a significant negative impact on our ability to generate positive cash flows from operations. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Short-term financing needs primarily consist of working capital requirements and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property.
All of our senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries, other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor. These guarantees are subject to release in certain circumstances.
8th Avenue and its subsidiaries, PHPC and PHPC Sponsor are not obligors or guarantors under the Credit Agreement or our senior notes.
Operating Activities - Continuing Operations
Cash provided by operating activities for the six months ended March 31, 2022 increased $55.1 million compared to the prior year period, driven by favorable changes in the fluctuations in the timing of payments of trade accounts payables within our Post Consumer Brands segment, lower tax payments (net of refunds) of $20.2 million, lower interest payments of $16.8 million and lower payments on our interest rate swaps of $12.9 million.
Investing Activities - Continuing Operations
Six months ended March 31, 2022
Cash used in investing activities for the six months ended March 31, 2022 was $43.0 million, primarily driven by capital expenditures of $102.5 million and cash paid related to investments in partnerships of $8.2 million, partially offset by proceeds from the sale of a business and property and assets held for sale of $50.5 million and $17.3 million, respectively. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
Six months ended March 31, 2021
Cash used in investing activities for the six months ended March 31, 2021 was $256.0 million, primarily driven by cash paid of $153.7 million for our fiscal 2021 acquisitions of Peter Pan and Almark, capital expenditures of $98.9 million and cash paid related to investments in partnerships of $17.1 million, partially offset by proceeds from the sale of property and assets held for sale of $18.7 million. Capital expenditures in the period primarily related to projects in our Post Consumer Brands, Foodservice and Refrigerated Retail segments.
Financing Activities - Continuing Operations
Six months ended March 31, 2022
Cash used in financing activities for the six months ended March 31, 2022 was $276.9 million. We paid $550.4 million of cash to BellRing in connection with the BellRing Spin-off, which was partially offset by cash receipts from BellRing of $3.2 million prior to the BellRing Spin-off related to quarterly tax distributions pursuant to BellRing Brands, LLC’s amended and restated limited liability company agreement. We received proceeds of $840.0 million from our Incremental Term Loan which were used to repay $840.0 million of principal balance of our 5.75% senior notes. In connection with the repayment of the 5.75% senior notes, we paid $24.1 million in debt premiums. We received proceeds of $500.0 million and a premium of $17.5 million from our additional 5.50% senior notes issuance. We paid $7.4 million in debt issuance costs and deferred financing fees in connection with our additional 5.50% senior notes issuance, our Incremental Term Loan and the amendment of our Credit Agreement. We paid $197.2 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022.

Six months ended March 31, 2021
Cash used in financing activities for the six months ended March 31, 2021 was $273.3 million. We received proceeds of $1,800.0 million from the issuance of our 4.50% senior notes. In connection with the 4.50% senior notes issuance, we paid $16.8 million in debt issuance costs. We repaid the outstanding principal balance under our 5.00% senior notes and made a principal payment on a municipal bond, which resulted in total repayments of long-term debt of $1,698.3 million. In connection with the repayment of the 5.00% senior notes, we paid $74.3 million in debt premiums. We paid $322.7 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. We received $47.5 million related to the settlement of share repurchase contracts that were entered into in fiscal 2020 and did not settle until fiscal 2021.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of March 31, 2022, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
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
•disruptions or inefficiencies in our supply chain, including as a result of our reliance on third parties for the supply of materials for, and the manufacture of, many of our products, pandemics (including the COVID-19 pandemic) and other outbreaks of contagious diseases, labor shortages, fires and evacuations related thereto, changes in weather conditions, natural disasters, climate change, agricultural diseases (including avian influenza) and pests and other events beyond our control;
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
•our ability to successfully execute the possible divestiture of our remaining interest in BellRing and the possibility that we may not realize the strategic and financial benefits from such possible divestiture and from the transactions relating to the BellRing Spin-off, including the qualification of these transactions for their intended tax treatment;
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
•the impact of national or international disputes, political instability, terrorism, war or armed hostilities, such as the ongoing conflict in Ukraine, including on the global economy, capital markets, our supply chain, commodity, energy and freight availability and costs and information security;
•any gains or losses incurred as a result of any changes to the market price of any equity securities that we hold;
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
•costs associated with the obligations of Bob Evans Farms, Inc. (“Bob Evans”) in connection with the sale and separation of its restaurants business in April 2017, which occurred prior to our acquisition of Bob Evans, including certain indemnification obligations under the restaurants sale agreement and Bob Evans’s payment and performance obligations as a guarantor of certain leases;
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
•significant differences in our and 8th Avenue’s actual operating results from any of our guidance regarding our and 8th Avenue’s future performance;
•our and PHPC’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•other risks and uncertainties included under “Risk Factors” within Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The COVID-19 pandemic and the conflict in Ukraine have resulted in significant volatility and uncertainty in the markets in which the Company operates. At the time of this filing, the Company is unable to predict or determine the continued impacts that the COVID-19 pandemic and the conflict in Ukraine may have on its exposure to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion, refer to “Liquidity and Capital Resources” and “Cautionary Statement on Forward-Looking Statements” within Item 2 of Part I of this report, as well as “Risk Factors” within Item 1A of Part II of this report.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $10 million and $17 million as of March 31, 2022 and September 30, 2021, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of March 31, 2022, a hypothetical 10% adverse change in the expected Euro-GBP exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount. The Company did not hold any foreign currency related derivatives at September 30, 2021.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of March 31, 2022, the Company had outstanding principal value of indebtedness of $6,106.6 million related to its senior notes and a municipal bond. At March 31, 2022, Post’s revolving credit facility had available borrowing capacity of $728.7 million. Of the total $6,106.6 million of outstanding indebtedness, $6,100.2 million bore interest at a weighted-average fixed interest rate of 5.0%. As of September 30, 2021, the Company had principal value of indebtedness of $6,447.7 million related to its senior notes and a municipal bond. Of the total $6,447.7 million of outstanding indebtedness, $6,440.2 million bore interest at a weighted-average fixed interest rate of 5.1%. At September 30, 2021, Post’s revolving credit facility had available borrowing capacity of $730.8 million.
As of March 31, 2022 and September 30, 2021, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond, was $5,690.8 million and $6,596.7 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $74 million and $38 million as of March 31, 2022 and September 30, 2021, respectively. A hypothetical 10% increase in interest rates would have an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and six months ended March 31, 2022 and 2021.
For additional information regarding the Company’s debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both March 31, 2022 and September 30, 2021, the Company had interest rate swaps with a notional value of $1,749.3 million. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $16 million and $11 million as of March 31, 2022 and September 30, 2021, respectively.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION.
ITEM 1.     LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 16 within “Notes to Condensed Consolidated Financial Statements” within Item 1 of Part I of this report, which is incorporated herein by reference.
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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the risk factors set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 19, 2021, as of and for the year ended September 30, 2021 (the “Annual Report”). Other than the additional risk factors disclosed herein, as of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our businesses, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
If the transactions we undertook, and intend to undertake, relating to divestitures of our interest in BellRing Brands, Inc. do not qualify for their intended tax treatment, we may incur significant tax liabilities.
On March 9, 2022, we contributed our share of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) Class B common stock, $0.01 par value per share, all of our BellRing Brands, LLC non-voting membership units and $550.4 million in cash to BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes due 2030 (the “BellRing Notes”). On March 10, 2022, BellRing converted into a Delaware corporation, and we completed the distribution of 80.1% of our ownership interest in BellRing to our shareholders (the “BellRing Distribution”). After the BellRing Distribution, we retained approximately 14.2% of the shares of BellRing common stock, $0.01 par value per share (“BellRing Common Stock”). Also on March 10, 2022, we delivered the BellRing Notes to certain of our lenders to satisfy certain outstanding debt obligations (the “Debt-for-Debt Exchange”). Within 12 months following the BellRing Distribution, we intend to transfer some or all of our remaining shares of BellRing Common Stock in exchange for certain of our debt obligations or otherwise to our shareholders on terms to be determined by us (the “Future Divestiture”).
The BellRing Distribution was conditioned upon the receipt of a tax opinion from our tax counsel which concluded that the BellRing Distribution, together with certain related transactions, qualifies as a tax-free reorganization within the meaning of Sections 368(a) and 355 of the United States (the “U.S.”) Internal Revenue Code (the “Code”) and is eligible for nonrecognition within the meaning of Sections 355 and 361 of the Code. The tax opinion was based on, among other things, then-current law and certain representations and assumptions as to factual matters and certain statements and undertakings made by us and Old BellRing. Any change in the then-current applicable law, which may or may not be retroactive, or the failure of any factual representation, assumption, statement or undertaking to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the U.S. Internal Revenue Service (the “IRS”) or the courts, and the IRS and/or the courts may not agree with the tax opinion. If the BellRing Distribution, the Debt-for-Debt Exchange or the Future Divestiture do not qualify as tax-free transactions for any reason, we may recognize a substantial gain for U.S. federal income tax purposes, which could materially adversely affect our businesses, financial condition and cash flows.
Moreover, if the BellRing Distribution is determined not to qualify for nonrecognition of gain and loss under Sections 368(a) and 355 of the Code, each of our U.S. shareholders who received shares of BellRing Common Stock in the BellRing Distribution would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the shares of BellRing Common Stock received by such shareholder in the BellRing Distribution. In the event that one of our shareholders is treated as receiving a taxable distribution pursuant to the BellRing Distribution, the distribution to such shareholder would generally be taxable as a dividend to the extent of such shareholder’s allocable share of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes). To the extent the distribution exceeds such earnings and profits, the distribution would generally constitute a non-taxable return of capital to the extent of such shareholder’s tax basis in its shares of Post common stock, with any remaining amount of the distribution taxed as capital gain.
Pursuant to a tax matters agreement among us, BellRing and Old BellRing (the “Tax Matters Agreement”), BellRing has agreed to indemnify us for any tax liabilities resulting from certain events, actions or inactions that BellRing takes that could affect the intended tax-free treatment of the transactions as set forth in the Tax Matters Agreement, including causing any portion of the BellRing Distribution or the Future Divestiture to be taxable to us. BellRing’s indemnification obligations to us are not limited by any maximum amount and such amounts could be substantial. If BellRing were required to indemnify us under the circumstances set forth in the Tax Matters Agreement, BellRing may be subject to substantial liabilities and there is no assurance that BellRing will be able to satisfy such indemnification obligations.
Furthermore, pursuant to the Tax Matters Agreement, if and to the extent the BellRing Distribution and/or the Future Divestiture do not qualify as tax-free transactions, such failure to qualify as tax-free transactions gives rise to adjustments to the tax basis of assets held by BellRing and its subsidiaries, and BellRing is not required to indemnify us for any tax liabilities resulting from such failure to qualify as tax-free transactions pursuant to the Tax Matters Agreement, we will be entitled to periodic payments from BellRing equal to 85% of the tax savings arising from the aggregate increase to the tax basis of the assets held by BellRing and its subsidiaries resulting from such failure. Any failure by BellRing to satisfy these periodic payments, which could be substantial, could materially adversely affect our businesses, financial condition and cash flows.
The value of our equity securities, including our retained interest in BellRing, is subject to certain risks and uncertainties which could make it difficult to dispose of some or all of our equity securities at favorable market prices.
Our investments in the securities of any publicly-traded company, including BellRing, are subject to risks and uncertainties relating to such company’s business and ownership of such company’s common stock, some of which are disclosed in such company’s filings with the SEC, as well as risks and uncertainties relating to fluctuations in the global economy and public equity markets generally. Any such risk or uncertainty may cause the share price of such company’s common stock, and the value of our equity in such company, including our retained interest in BellRing, to decline, which could hinder our ability to dispose of our equity of such company, including our shares of BellRing Common Stock, at favorable market prices. We also may not be able to realize gains from our equity securities, and any gains that we do realize on the disposition of any equity may not be sufficient to offset any other losses we experience.
National or international disputes, political instability, terrorism, war or armed hostilities may cause damage or disruption to us and our employees, facilities, suppliers, customers and information systems, and could adversely affect our businesses, financial condition, results of operations and cash flows.
Geopolitical events, national or international disputes, political instability, terrorism, war or armed hostilities, such as the ongoing conflict in Ukraine, may cause damage or disruption to our operations, international commerce and the global economy. The reactions of governments, markets and the general public to such events, including economic sanctions, tariffs and boycotts, may result in a number of adverse consequences for our businesses, suppliers and customers. Such events could lead to supply chain and transportation disruptions, constrained availability of raw materials and other commodities, inflation, increased commodity, energy and fuel costs, cyberattacks, breaches of information systems and other disruptions that could adversely affect our businesses and our customers and suppliers. Such events also could result in physical harm to our, our customers’ or our suppliers’ employees and property. In addition, such events could cause increased volatility in the capital markets, which could negatively impact our ability to obtain additional financing or refinance our existing debt obligations on commercially reasonable terms or at all. Any such events, including the ongoing conflict in Ukraine, may also have the effect of heightening many of the other risks previously described in our Annual Report, such as those relating to capital markets, energy and freight costs, our supply chain, information security and market conditions, any of which could negatively affect our businesses, financial condition, results of operations and cash flows.
Although we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers in those countries, our businesses and operations have been negatively impacted by increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain raw materials and other commodities, and declarations of force majeure by certain suppliers. These and other impacts have caused, and may continue to cause, an adverse effect on our businesses, financial condition, results of operations and cash flows that may be material.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2022 - January 31, 2022	46,901	$104.59	46,901	$324,808,775
February 1, 2022 - February 28, 2022	314,728	$105.66	314,728	$291,553,815
March 1, 2022 - March 31, 2022	—	$—	—	$291,553,815
Total	361,629	$105.52	361,629	$291,553,815
(a)Does not include broker’s commissions.
(b)On November 17, 2021, our Board of Directors approved an authorization to repurchase up to $400,000,000 of shares of our common stock effective November 20, 2021 (the “Authorization”). The Authorization expires on November 20, 2023. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

2.2
Amendment No. 1 to Transaction Agreement and Plan of Merger, dated as of February 28, 2022, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (film no. 22683895) filed on February 28, 2022)

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

†10.52	Form of Non-Employee Director Restricted Stock Unit Agreement (United States Non-Employee Directors)

†10.53	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Employee Directors)

10.54
Joinder Agreement No. 1, dated as of March 8, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) party thereto, the Funding Incremental Term Loan Lenders (as defined therein), Barclays Bank PLC, as administrative agent, and JP Morgan Chase Bank, N.A., as sub-agent to the administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 10, 2022)

*10.55
Tax Matters Agreement, dated as of March 10, 2022, by and among Post Holdings, Inc., BellRing Brands, Inc. and BellRing Intermediate Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2022)

*10.56
Exchange Agreement, dated as of March 10, 2022, by and among Post Holdings, Inc. and each of the financial institutions party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 10, 2022)

†10.57	Amendment to Certain 2019 PRSU Agreements Issued under 2019 LTIP, effective as of March 29, 2022

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2022

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2022

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2022

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.
†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	May 6, 2022	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)