Form 10-Q
period 2022-06-30
Post Holdings, Inc.
filed 2022-08-05
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Common Stock, $0.01 par value per share – 59,758,286 shares as of August 1, 2022

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$1,524.9	$1,247.5	$4,272.1	$3,624.8
Cost of goods sold	1,160.2	879.4	3,197.2	2,529.2
Gross Profit	364.7	368.1	1,074.9	1,095.6
Selling, general and administrative expenses	225.0	189.3	680.9	603.3
Amortization of intangible assets	36.6	36.5	109.5	106.5
Other operating (income) expense, net	(2.4)	(12.7)	0.8	(17.2)
Operating Profit	105.5	155.0	283.7	403.0
Interest expense, net	75.6	82.4	245.6	249.7
(Gain) loss on extinguishment of debt, net	(10.2)	—	9.1	93.2
(Income) expense on swaps, net	(131.6)	121.6	(222.9)	(105.6)
Gain on investment in BellRing	(35.1)	—	(482.8)	—
Other income, net	(12.8)	(2.9)	(14.0)	(19.8)
Earnings (Loss) before Income Taxes and Equity Method Loss	219.6	(46.1)	748.7	185.5
Income tax expense	35.0	19.5	43.3	63.0
Equity method loss, net of tax	12.0	11.6	49.3	26.5
Net Earnings (Loss) from Continuing Operations, Including Noncontrolling Interests	172.6	(77.2)	656.1	96.0
Less: Net earnings (loss) attributable to noncontrolling interests from continuing operations	2.4	(1.1)	5.0	(0.6)
Net Earnings (Loss) from Continuing Operations	170.2	(76.1)	651.1	96.6
Net earnings from discontinued operations, net of tax and noncontrolling interest	—	21.8	21.6	40.2
Net Earnings (Loss)	$170.2	$(54.3)	$672.7	$136.8

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$2.77	$(1.30)	$10.61	$1.40
Diluted	$2.72	$(1.30)	$10.47	$1.38
Earnings from Discontinued Operations per Common Share:
Basic	$—	$0.34	$0.35	$0.62
Diluted	$—	$0.34	$0.35	$0.61
Earnings (Loss) per Common Share:
Basic	$2.77	$(0.95)	$10.96	$2.02
Diluted	$2.72	$(0.95)	$10.82	$1.99
Weighted-Average Common Shares Outstanding:
Basic	60.4	63.7	61.5	64.5
Diluted	61.6	63.7	62.3	65.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Earnings (Loss)	$170.2	$(54.3)	$672.7	$136.8
Net earnings (loss) attributable to noncontrolling interests from continuing operations	2.4	(1.1)	5.0	(0.6)
Net earnings attributable to noncontrolling interest from discontinued operations	—	11.1	11.8	21.3
Net Earnings (Loss) Including Noncontrolling Interests	172.6	(44.3)	689.5	157.5
Pension and postretirement benefits adjustments:
Reclassifications to net earnings (loss)	(0.4)	(0.1)	(1.4)	(0.5)
Hedging adjustments:
Reclassifications to net earnings (loss)	—	0.6	7.1	1.7
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(124.3)	10.8	(165.5)	126.4
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings (loss)	0.1	0.1	0.4	0.3
Hedging adjustments:
Reclassifications to net earnings (loss)	—	(0.2)	(1.8)	(0.4)
Total Other Comprehensive (Loss) Income Including Noncontrolling Interests	(124.6)	11.2	(161.2)	127.5
Less: Comprehensive income attributable to noncontrolling interests	2.1	10.4	17.8	21.3
Total Comprehensive Income (Loss)	$45.9	$(43.5)	$510.5	$263.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2022	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$263.5	$664.5
Restricted cash	4.0	7.1
Receivables, net	551.3	452.4
Inventories	524.5	476.6
Investment in BellRing	482.8	—
Current investments held in trust	345.5	—
Current assets of discontinued operations	—	385.7
Prepaid expenses and other current assets	119.4	99.8
Total Current Assets	2,291.0	2,086.1
Property, net	1,727.4	1,830.5
Goodwill	4,420.3	4,501.6
Other intangible assets, net	2,781.9	2,924.4
Equity method investments	22.3	70.7
Investments held in trust	—	345.0
Other assets of discontinued operations	—	308.4
Other assets	317.3	348.0
Total Assets	$11,560.2	$12,414.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.1	$1.1
Accounts payable	400.7	384.2
Current liabilities of discontinued operations	—	248.9
Other current liabilities	355.9	415.0
Total Current Liabilities	757.7	1,049.2
Long-term debt	6,032.4	6,441.6
Deferred income taxes	707.1	729.1
Other liabilities of discontinued operations	—	627.7
Other liabilities	350.9	507.9
Total Liabilities	7,848.1	9,355.5
Redeemable noncontrolling interest	305.4	305.0
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	4,728.3	4,253.5
Retained earnings	1,024.0	347.3
Accumulated other comprehensive (loss) income	(117.0)	42.9
Treasury stock, at cost	(2,241.2)	(1,902.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,395.0	2,742.4
Noncontrolling interests	11.7	11.8
Total Shareholders’ Equity	3,406.7	2,754.2
Total Liabilities and Shareholders’ Equity	$11,560.2	$12,414.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Earnings from Continuing Operations, Including Noncontrolling Interests	$656.1	$96.0
Adjustments to reconcile net earnings from continuing operations, including noncontrolling interests, to net cash provided by operating activities:
Depreciation and amortization	285.5	268.6
Unrealized gain on interest rate swaps, foreign exchange contracts and warrant liabilities, net	(249.2)	(134.7)
Gain on investment in BellRing	(482.8)	—
Loss on extinguishment of debt, net	9.1	93.2
Non-cash stock-based compensation expense	48.3	36.6
Equity method loss, net of tax	49.3	26.5
Deferred income taxes	(9.0)	76.0
Other, net	(1.5)	(18.5)
Other changes in operating assets and liabilities, net of held for sale assets and liabilities, business acquisitions and divestitures:
Increase in receivables, net	(105.7)	(90.4)
Increase in inventories	(58.6)	(28.0)
Increase in prepaid expenses and other current assets	(20.4)	(42.8)
Decrease (increase) in other assets	21.5	(13.4)
Increase (decrease) in accounts payable and other current liabilities	73.4	(37.2)
Increase in non-current liabilities	3.7	17.5
Net Cash Provided by Operating Activities - continuing operations	219.7	249.4
Net Cash (Used in) Provided by Operating Activities - discontinued operations	(1.6)	145.9
Net Cash Provided by Operating Activities	218.1	395.3
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(24.8)	(290.3)
Additions to property	(167.3)	(141.9)
Proceeds from sale of property and assets held for sale	17.8	19.0
Proceeds from sale of business	50.5	—
Sale of equity securities	—	34.2
Investments in partnerships	(8.9)	(17.1)
Investment of subsidiary initial public offering proceeds into trust account	—	(345.0)
Other, net	0.4	4.5
Net Cash Used in Investing Activities - continuing operations	(132.3)	(736.6)
Net Cash Used in Investing Activities - discontinued operations	(0.8)	(0.8)
Net Cash Used in Investing Activities	(133.1)	(737.4)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,340.0	1,800.0
Repayments of long-term debt, net of discounts	(904.4)	(1,698.3)
Premium from issuance of debt	17.5	—
Purchases of treasury stock	(343.0)	(322.7)
Proceeds from initial public offering	—	305.0
Payment of initial public offering costs	(0.1)	(7.1)
Payments of debt issuance costs and deferred financing fees	(7.4)	(16.8)
Payments of debt premiums	(24.1)	(74.3)
Cash received from share repurchase contracts	—	47.5
Distributions (to) from BellRing Brands, Inc., net	(547.2)	17.5
Other, net	(17.7)	(21.0)
Net Cash (Used in) Provided by Financing Activities - continuing operations	(486.4)	29.8
Net Cash Used in Financing Activities - discontinued operations	(149.5)	(105.0)
Net Cash Used in Financing Activities	(635.9)	(75.2)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(5.8)	6.2
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(556.7)	(411.1)
Cash, Cash Equivalents and Restricted Cash from continuing operations, Beginning of Year	671.6	1,144.7
Plus: Cash, Cash Equivalents and Restricted Cash from discontinued operations, Beginning of Year	152.6	48.7
Less: Cash, Cash Equivalents and Restricted Cash from discontinued operations, End of Period	—	89.4
Cash, Cash Equivalents and Restricted Cash from continuing operations, End of Period	$267.5	$692.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2022	2021	2022	2021
Common Stock
Beginning and end of period	$0.9	$0.8	$0.9	$0.8
Additional Paid-in Capital
Beginning of period	4,711.7	4,237.7	4,253.5	4,182.9
Activity under stock and deferred compensation plans	(0.1)	(1.5)	(16.7)	(19.7)
Non-cash stock-based compensation expense	16.7	13.0	49.0	38.5
Cash received from share repurchase contracts	—	—	—	47.5
BellRing Spin-off	—	—	442.5	—
End of period	4,728.3	4,249.2	4,728.3	4,249.2
Retained Earnings
Beginning of period	852.0	399.7	347.3	208.6
Net earnings (loss)	170.2	(54.3)	672.7	136.8
Post Holdings Partnering Corporation deemed dividend	1.8	(35.3)	4.0	(35.3)
End of period	1,024.0	310.1	1,024.0	310.1
Accumulated Other Comprehensive (Loss) Income
Retirement Benefit Adjustments, net of tax
Beginning of period	(11.6)	(4.5)	(10.9)	(4.3)
Net change in retirement benefits, net of tax	(0.3)	—	(1.0)	(0.2)
End of period	(11.9)	(4.5)	(11.9)	(4.5)
Hedging Adjustments, net of tax
Beginning of period	74.8	70.9	71.4	70.3
Net change in hedges, net of tax	—	0.2	3.4	0.8
End of period	74.8	71.1	74.8	71.1
Foreign Currency Translation Adjustments
Beginning of period	(55.9)	20.4	(17.6)	(95.3)
Foreign currency translation adjustments	(124.0)	10.6	(164.6)	126.3
BellRing Spin-off	—	—	2.3	—
End of period	(179.9)	31.0	(179.9)	31.0
Treasury Stock
Beginning of period	(2,095.4)	(1,823.8)	(1,902.2)	(1,508.5)
Purchases of treasury stock	(145.8)	—	(339.0)	(315.3)
End of period	(2,241.2)	(1,823.8)	(2,241.2)	(1,823.8)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,395.0	2,833.9	3,395.0	2,833.9
Noncontrolling Interests
Beginning of period	11.8	(14.2)	11.8	(25.5)
Net earnings attributable to noncontrolling interests	0.2	11.5	12.4	22.2
Purchases of treasury stock	—	—	(18.1)	—
Activity under stock and deferred compensation plans	—	—	(1.0)	(0.8)
Distribution to noncontrolling interest	—	—	—	(1.0)
Non-cash stock-based compensation expense	—	1.2	2.9	3.4
Net change in hedges, net of tax	—	0.2	1.9	0.5
Foreign currency translation adjustments	(0.3)	0.2	(0.9)	0.1
BellRing Spin-off	—	—	2.7	—
End of period	11.7	(1.1)	11.7	(1.1)
Total Shareholders’ Equity	$3,406.7	$2,832.8	$3,406.7	$2,832.8
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
On March 10, 2022, the Company completed its previously announced distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders (the “BellRing Distribution,” and such transaction, as well as the BellRing Contribution, the BellRing Merger (as such terms are defined in Note 3), the Debt-for-Debt Exchange (as such term is defined in Note 15) and the related transactions described in Note 3, the “BellRing Spin-off”). The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The Notes to Condensed Consolidated Financial Statements reflect continuing operations only, unless otherwise indicated. See Note 3 for additional information regarding the BellRing Spin-off and discontinued operations.
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
Recently Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires a company to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as if the company had originated the contracts. The Company early adopted this ASU on October 1, 2021 on a prospective basis, as permitted by the ASU. The adoption of this ASU had no impact on the Company’s consolidated financial statements or related disclosures.
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
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted Topic 848 on

October 1, 2021. The adoption of Topic 848 did not have and is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
NOTE 3 — BELLRING SPIN-OFF AND DISCONTINUED OPERATIONS
BellRing Spin-off
On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Spin-off Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share, all of its BellRing Brands, LLC non-voting membership units and $550.4 of cash to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes” and such transactions, collectively, the “BellRing Contribution”).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post consummated the BellRing Distribution, distributing an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, par value $0.01 per share (“BellRing Common Stock”), to Post shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution. Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued, and instead, cash in lieu of any fractional shares was paid to Post shareholders.
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
The Company incurred separation-related expenses of $0.4 and $28.8 during the three and nine months ended June 30, 2022, respectively, which were included in “Selling, general and administrative expenses” within continuing operations in the Condensed Consolidated Statements of Operations. Old BellRing incurred separation-related expenses prior to the BellRing Spin-off of $4.3 during the nine months ended June 30, 2022, which were included in “Net earnings from discontinued operations, net of tax and noncontrolling interest” in the Condensed Consolidated Statement of Operations. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees.
On March 17, 2022, the Company utilized proceeds received in connection with the BellRing Spin-off to redeem a portion of Post’s existing 5.75% senior notes (see Note 15).

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
The Company’s remaining 14.2% equity interest in BellRing (its “Investment in BellRing”) immediately following the BellRing Spin-off did not represent a controlling interest in BellRing. As such, the Company’s remaining proportionate share of BellRing’s net assets were recorded at a zero carrying value on March 10, 2022, as the BellRing net assets were negative. See Note 14 for additional information regarding the Company’s subsequent remeasurement of its Investment in BellRing to fair value for the periods subsequent to the BellRing Spin-off. The Company intends to divest its Investment in BellRing within 12 months from the BellRing Spin-off.
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

The following table presents the components of net earnings from discontinued operations prior to the completion of the BellRing Spin-off on March 10, 2022. There were no net earnings from discontinued operations during the three months ended June 30, 2022.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$—	$342.3	$541.9	$906.3
Cost of goods sold	—	231.0	390.3	616.1
Gross Profit	—	111.3	151.6	290.2
Selling, general and administrative expenses	—	42.6	68.5	129.1
Amortization of intangible assets	—	17.2	8.7	46.3
Other operating income, net	—	—	—	(0.1)
Operating Profit	—	51.5	74.4	114.9
Interest expense, net	—	9.5	13.1	33.6
Loss on extinguishment and refinancing of debt, net	—	0.1	17.6	1.6
Earnings from Discontinued Operations before Income Taxes	—	41.9	43.7	79.7
Income tax expense	—	9.0	10.3	18.2
Net Earnings from Discontinued Operations, Including Noncontrolling Interest	—	32.9	33.4	61.5
Less: Net earnings attributable to noncontrolling interest from discontinued operations	—	11.1	11.8	21.3
Net Earnings from Discontinued Operations, net of tax and noncontrolling interest	$—	$21.8	$21.6	$40.2

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations at September 30, 2021. There were no assets or liabilities classified as discontinued operations at June 30, 2022.

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
NOTE 4 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
On May 28, 2021, the Company and Post Holdings Partnering Corporation, a special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 million units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 million PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. PHPC Sponsor, LLC, a wholly-owned subsidiary of the Company (“PHPC Sponsor”), purchased 4.0 million of the 30.0 million PHPC Units in the initial public offering on May 28, 2021 for $40.0. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units could elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the ticker symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the closing of the initial public offering on May 28, 2021.

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
Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, representing the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, is required by the underwriting agreement to be maintained in the trust account. These proceeds will be invested only in U.S. treasury securities. At June 30, 2022, there was $345.5 held in the trust account, which was included in “Current investments held in trust” on the Condensed Consolidated Balance Sheet as the period in which PHPC has to complete a partnering transaction was less than twelve months as of June 30, 2022. At September 30, 2021, there was $345.0 held in the trust account, which was included in “Investments held in trust” on the Condensed Consolidated Balance Sheet as the period in which the Company had to complete a partnering transaction was greater than twelve months as of September 30, 2021.
The public stockholders’ ownership of PHPC equity represents a noncontrolling interest (“NCI”) to the Company, which is classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock is redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net income or loss, other comprehensive income or loss (“OCI”) and distributions or (ii) the redemption value. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account and not previously released to PHPC, to pay taxes. As of June 30, 2022 and September 30, 2021, the carrying amount of the redeemable NCI was recorded at its redemption value of $305.4 and $305.0, respectively. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend and are recorded to “Retained earnings” on the Condensed Consolidated Balance Sheets.

In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $16.9 was recorded to the redeemable NCI and $1.0 was reported in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2021. Of the $17.9 offering costs incurred, $10.7 were deferred underwriting commissions that will become payable to the underwriters solely in the event that PHPC completes a partnering transaction and were included in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets at June 30, 2022 and September 30, 2021, respectively.
As of both June 30, 2022 and September 30, 2021, the Company beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity. The period for the nine months ended June 30, 2021 represents the period beginning May 28, 2021, the effective date of the PHPC IPO, and ending June 30, 2021.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
PHPC IPO offering costs	$—	$(16.9)	$—	$(16.9)
Initial valuation of PHPC Warrants	—	(16.9)	—	(16.9)
Net earnings (loss) attributable to redeemable NCI	2.2	(1.5)	4.4	(1.5)
Redemption value adjustment	(0.4)	—	(0.4)	—
PHPC deemed dividend	$1.8	$(35.3)	$4.0	$(35.3)
The following table summarizes the changes to the Company’s redeemable NCI. The period as of and for the nine months ended June 30, 2021 represents the period beginning May 28, 2021, the effective date of the PHPC IPO, and ending June 30, 2021.

	As Of and For The Three Months Ended June 30,		As Of and For The Nine Months Ended June 30,
	2022	2021	2022	2021
Beginning of period	$305.0	$—	$305.0	$—
Impact of PHPC IPO (a)	—	271.2	—	271.2
Net earnings (loss) attributable to redeemable NCI	2.2	(1.5)	4.4	(1.5)
PHPC deemed dividend	(1.8)	35.3	(4.0)	35.3
End of period	$305.4	$305.0	$305.4	$305.0
(a)For the three and nine months ended June 30, 2021, the impact of the PHPC IPO includes the value of PHPC Units owned by public stockholders of $305.0 less offering costs of $16.9 and the initial valuation of PHPC Warrants of $16.9.
8th Avenue
The Company has a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that is accounted for using the equity method. In determining the accounting treatment of the common equity interest, management concluded that 8th Avenue was not a VIE as defined by ASC Topic 810, and as such, 8th Avenue was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by third parties associated with the governance of 8th Avenue. However, Post does retain significant influence, and therefore, the use of the equity method of accounting is required.

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to 8th Avenue common shareholders	$(16.8)	$(16.3)	$(72.5)	$(35.0)
	60.5%	60.5%	60.5%	60.5%
Equity method loss attributable to Post	$(10.2)	$(9.9)	$(43.9)	$(21.2)
Less: Amortization of basis difference, net of tax (a)	1.7	1.7	5.1	5.1
Equity method loss, net of tax	$(11.9)	$(11.6)	$(49.0)	$(26.3)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3. The basis difference related to property, plant and equipment and other intangible assets is being amortized over the weighted-average useful lives of the assets. At June 30, 2022 and September 30, 2021, the remaining basis difference to be amortized was $42.7 and $47.8, respectively.
Summarized financial information of 8th Avenue is presented in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales	$267.4	$214.8	$783.2	$664.5
Gross profit	$45.5	$31.5	$101.7	$101.2

Net loss	$(6.6)	$(7.1)	$(42.7)	$(8.2)
Less: Preferred stock dividend	10.2	9.2	29.8	26.8
Net loss attributable to 8th Avenue common shareholders	$(16.8)	$(16.3)	$(72.5)	$(35.0)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $0.8 and $2.4 during the three and nine months ended June 30, 2022, respectively, and $0.9 and $2.5 during the three and nine months ended June 30, 2021, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three and nine months ended June 30, 2022, the Company had net sales to 8th Avenue of $3.1 and $6.3, respectively, and purchases from and royalties paid to 8th Avenue of $19.2 and $68.9, respectively. During the three and nine months ended June 30, 2021, the Company had net sales to 8th Avenue of $1.4 and $5.4, respectively, and purchases from and royalties paid to 8th Avenue of $19.5 and $37.1, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was $17.6 and $66.6 at June 30, 2022 and September 30, 2021, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $8.7, $2.4 and $0.7, respectively, at June 30, 2022 and current receivables, current payables and a long-term liability of $4.6, $1.2 and $0.7, respectively, at September 30, 2021. The current receivables, current payables and long-term liability were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases.
Investment in BellRing
The Company owned 14.2% of the outstanding BellRing Common Stock as of June 30, 2022, which does not represent a controlling interest in BellRing and is accounted for as an equity security. The Company’s Investment in BellRing was initially recorded at a zero carrying value immediately following the BellRing Spin-off (see Note 3) and remeasured to fair value for the periods subsequent to the BellRing Spin-off. As of June 30, 2022, the Company’s Investment in BellRing was recorded at its fair value of $482.8, and was included in “Investment in BellRing” on the Condensed Consolidated Balance Sheet (see Note 14). The Company recognized a gain on its Investment in BellRing of $35.1 and $482.8 during the three and nine months ended June 30, 2022, respectively, which was recorded in “Gain on investment in BellRing” in the Condensed Consolidated Statements of Operations. No deferred income taxes have been recorded with respect to the non-cash mark-to-market adjustment on the Company’s Investment in BellRing as of June 30, 2022, as the Company expects to divest its Investment in BellRing within 12 months from the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes (see Note 3).

Weetabix East Africa and Alpen
The Company holds a controlling equity interest in Weetabix East Africa Limited (“Weetabix East Africa”). Weetabix East Africa is a Kenyan-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results of operations are reported in the Weetabix segment (see Note 19). The remaining interest in the consolidated net income and net assets of Weetabix East Africa is allocated to NCI.
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was $0.1 and $0.3 for the three and nine months ended June 30, 2022, respectively, and zero and $0.2 for the three and nine months ended June 30, 2021, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $4.7 and $4.1 at June 30, 2022 and September 30, 2021, respectively, and was included in “Equity method investments” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.5 at both June 30, 2022 and September 30, 2021, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
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
Fiscal 2022
On April 5, 2022, the Company completed its acquisition of Lacka Foods Limited (“Lacka Foods”) for £24.5 million (approximately $32.2), net of cash acquired. The acquisition included earnings-based contingent consideration of £3.5 million (approximately $4.6), representing its initial fair value estimate, which may be paid to the seller in annual installments over the next three years with a maximum cash payout of £3.5 million. The acquisition was completed using cash on hand. Lacka Foods is a United Kingdom (“U.K.”)-based distributor and marketer of ready-to-drink protein shakes and nutritional snacks. Lacka Foods is reported in the Weetabix segment (see Note 19). Based upon the preliminary purchase price allocation, the Company identified and recorded net assets of $32.9, including cash acquired of $0.7. The net assets acquired included customer relationships and trademarks and brands of $11.8 and $8.9, respectively, which will each be amortized over a weighted-average period of 13 years.
Preliminary values of the Lacka Foods acquisition are not yet finalized pending the final purchase price allocation and are subject to change.
Fiscal 2021
On June 1, 2021, the Company completed its acquisition of the private label RTE cereal business from TreeHouse Foods, Inc. (the “PL RTE Cereal Business”) for $85.0, subject to inventory and other adjustments, resulting in a payment at closing of $88.0. The acquisition was completed using cash on hand. The PL RTE Cereal Business is reported in the Post Consumer Brands segment (see Note 19). Based on the purchase price allocation at September 30, 2021, the Company identified and recorded $99.5 of net assets, which exceeded the purchase price paid for the PL RTE Cereal Business. As a result, the Company recorded a gain of $11.5, which was reported as other operating income in fiscal 2021.
On May 27, 2021, the Company completed its acquisition of the Egg Beaters liquid egg brand (“Egg Beaters”) from Conagra Brands, Inc. for $50.0, subject to working capital and other adjustments, resulting in a payment at closing of $50.6. The acquisition was completed using cash on hand. Egg Beaters is a retail liquid egg brand and is reported in the Refrigerated Retail segment (see Note 19).

On February 1, 2021, the Company completed its acquisition of the Almark Foods business and related assets (“Almark”) for $52.0, subject to working capital and other adjustments, resulting in a payment at closing of $51.3. The acquisition was completed using cash on hand. Almark is a provider of hard-cooked and deviled egg products, offering conventional, organic and cage-free products, and distributes its products to foodservice distributors, as well as across retail outlets, including in the perimeter-of-the-store and the deli counter. Almark is reported in the Foodservice and Refrigerated Retail segments (see Note 19). At September 30, 2021, the Company had recorded an estimated working capital receivable of $3.0, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet. During the nine months ended June 30, 2022, the Company recorded a final measurement period adjustment and a working capital adjustment of $0.3 and $1.3, respectively, and reached a final net working capital settlement, resulting in an amount received by the Company of $2.9. As a result of the final net working capital settlement, the Company recorded a gain of $1.2, which was included in “Other operating (income) expense, net” in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022.
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
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2021 acquisitions for the periods presented as if these acquisitions had occurred on October 1, 2019, along with certain pro forma adjustments. The results of operations for the fiscal 2022 acquisition were immaterial for presentation within the following unaudited pro forma information. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, inventory revaluation adjustments on acquired businesses, interest expense, transaction costs, gain on bargain purchase and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results. Pro forma adjustments related to the fiscal 2021 acquisitions did not affect results of operations for the three and nine months ended June 30, 2022.

	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Pro forma net sales	$1,285.1	$3,828.4
Pro forma net (loss) earnings from continuing operations available to common shareholders	$(86.1)	$91.7
Pro forma basic (loss) earnings from continuing operations per common share	$(1.45)	$1.32
Pro forma diluted (loss) earnings from continuing operations per common share	$(1.45)	$1.30
NOTE 6 — DIVESTITURE AND AMOUNTS HELD FOR SALE
Divestiture
On December 1, 2021, the Company sold the Willamette Egg Farms business (the “WEF Transaction”), which included $62.8 book value of assets, for total proceeds of $56.1. Of the $56.1, the Company had $6.0 held in escrow, subject to certain contingencies, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheet at June 30, 2022. As a result of the WEF Transaction, during the nine months ended June 30, 2022, the Company recorded a net loss on sale of business of $6.3, which included a favorable working capital adjustment of $0.4 and was reported as “Other operating (income) expense, net” in the Condensed Consolidated Statement of Operations. Subsequent to the WEF Transaction, Willamette Egg Farms was no longer consolidated in the Company’s financial statements. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in the Refrigerated Retail segment.
Amounts Held For Sale
The Company had certain Foodservice production equipment in Klingerstown, Pennsylvania (the “Klingerstown Equipment”) classified as held for sale. The Company sold the Klingerstown Equipment in November 2021. In the nine months ended June 30, 2022, a gain on assets held for sale of $9.8 was recorded related to the sale of the Klingerstown Equipment. The Company received total proceeds of $10.3, which was included in “Proceeds from sale of property and assets held for sale” on the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2022. There were no held for sale gains or losses recorded in the three months ended June 30, 2022.

In the nine months ended June 30, 2021, a net gain on assets held for sale of $0.5 was recorded consisting of (i) a gain of $0.7 related to the sale of a Weetabix manufacturing facility in Corby, U.K. in November 2020, (ii) a loss of $0.1 related to the sale of land and a building at the Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina in November 2020 and (iii) a loss of $0.1 related to the sale of the remaining portion of a Post Consumer Brands RTE cereal manufacturing plant in Clinton, Massachusetts in February 2021. There were no held for sale gains or losses recorded in the three months ended June 30, 2021.
The above held for sale gains and losses were included in “Other operating (income) expense, net” in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2022 and 2021.
NOTE 7 — INCOME TAXES
The effective income tax rate was 15.9% and 5.8% for the three and nine months ended June 30, 2022, respectively. In accordance with ASC Topic 740, “Income Taxes,” the Company records income taxes for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods. In the three and nine months ended June 30, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $35.1 and $482.8, respectively, non-cash mark-to-market adjustment on the Company’s Investment in BellRing, which is expected to be divested in a tax-free manner, and (ii) $2.9 and $12.1, respectively, of discrete income tax benefit items related to the Company’s equity method loss attributable to 8th Avenue. See Note 4 for additional information on the Investment in BellRing and the 8th Avenue equity method loss.
The effective income tax rate was (42.3)% and 34.0% for the three and nine months ended June 30, 2021, respectively. The effective income tax rates differed significantly from the statutory rates in both prior year periods, primarily due to enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 19% to 25%, effective April 1, 2023. During the three and nine months ended June 30, 2021, the Company remeasured its existing deferred tax assets and liabilities considering the 25% U.K. corporate income tax rate for future periods and recorded tax expense of $39.3. Other changes made to the U.K.’s tax laws did not have a material impact on the Company’s financial statements during the three or nine months ended June 30, 2021.
In connection with and upon completion of the BellRing Spin-off, Post entered into a tax matters agreement by and among Post, BellRing and Old BellRing (the “Tax Matters Agreement”). The Tax Matters Agreement (i) governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes, if any, that may be incurred if the BellRing Spin-off and related transactions fail to qualify for their intended tax treatment, (ii) addresses U.S. federal, state, local and non-U.S. tax matters and (iii) sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters.
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
NOTE 8 — EARNINGS (LOSS) PER SHARE
In accordance with ASC Topic 260, “Earnings Per Share,” the Company has presented basic and diluted earnings (loss) per share for both continuing and discontinued operations. Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend (see Note 4). As allowed for within ASC Topic 480, “Distinguishing Liabilities from Equity,” the Company has made an election to treat the portion of the deemed dividend that exceeds fair value as an adjustment to income available to common shareholders for basic and diluted earnings (loss) from continuing operations per share. In addition, “Net earnings from discontinued operations for diluted earnings per share” in the table below was adjusted for the Company’s share of Old BellRing’s consolidated net (loss) earnings prior to the BellRing Spin-off for diluted earnings per share, to the extent it was dilutive. In accordance with ASC Topic 260, net earnings (loss) from continuing operations was utilized as the “control number” to determine whether potential shares of common stock are dilutive or anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for both continuing and discontinued operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Earnings (Loss) from Continuing Operations
Net earnings (loss) from continuing operations	$170.2	$(76.1)	$651.1	$96.6
Impact of redeemable NCI	(2.9)	(6.4)	1.4	(6.4)
Net earnings (loss) from continuing operations for basic and diluted earnings (loss) per share	$167.3	$(82.5)	$652.5	$90.2

Net Earnings from Discontinued Operations
Net earnings from discontinued operations for basic earnings per share	$—	$21.8	$21.6	$40.2
Dilutive impact of Old BellRing net earnings from discontinued operations	—	—	—	—
Net earnings from discontinued operations for diluted earnings per share	$—	$21.8	$21.6	$40.2

Net Earnings (Loss)
Net earnings (loss) for basic and diluted earnings (loss) per share	$167.3	$(60.7)	$674.1	$130.4

shares in millions
Weighted-average shares for basic earnings (loss) per share	60.4	63.7	61.5	64.5
Effect of dilutive securities:
Stock options	0.4	—	0.3	0.6
Stock appreciation rights	—	—	—	0.1
Restricted stock units	0.7	—	0.4	0.3
Performance-based restricted stock units	0.1	—	0.1	0.1
Total dilutive securities	1.2	—	0.8	1.1
Weighted-average shares for diluted earnings (loss) per share	61.6	63.7	62.3	65.6

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$2.77	$(1.30)	$10.61	$1.40
Diluted	$2.72	$(1.30)	$10.47	$1.38
Earnings from Discontinued Operations per Common Share:
Basic	$—	$0.34	$0.35	$0.62
Diluted	$—	$0.34	$0.35	$0.61
Earnings (Loss) per Common Share:
Basic	$2.77	$(0.95)	$10.96	$2.02
Diluted	$2.72	$(0.95)	$10.82	$1.99
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share for both continuing and discontinued operations as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
shares in millions	2022	2021	2022	2021
Stock options	—	1.2	—	—
Stock appreciation rights	—	0.1	—	—
Restricted stock units	—	0.8	0.4	—
Performance-based restricted stock units	0.2	0.3	0.2	—

NOTE 9 — INVENTORIES

	June 30, 2022	September 30, 2021
Raw materials and supplies	$126.9	$99.6
Work in process	22.6	19.2
Finished products	347.1	318.7
Flocks	27.9	39.1
	$524.5	$476.6
NOTE 10 — PROPERTY, NET

	June 30, 2022	September 30, 2021
Property, at cost	$3,215.6	$3,217.9
Accumulated depreciation	(1,488.2)	(1,387.4)
	$1,727.4	$1,830.5
NOTE 11 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2021
Goodwill (gross)	$2,067.1	$929.4	$1,355.0	$807.9	$5,159.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,458.0	$929.4	$1,355.0	$759.2	$4,501.6
Goodwill acquired (a)	—	13.9	0.3	—	14.2
Sale of business (b)	—	—	—	(4.2)	(4.2)
Currency translation adjustment	—	(91.3)	—	—	(91.3)
Balance, June 30, 2022
Goodwill (gross)	$2,067.1	$852.0	$1,355.3	$803.7	$5,078.1
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,458.0	$852.0	$1,355.3	$755.0	$4,420.3
(a)In April 2022, the Company recorded $13.9 of goodwill related to its acquisition of Lacka Foods, and in January 2022, the Company recorded a final measurement period adjustment of $0.3 related to the Almark acquisition. For additional information on the Company’s acquisitions, see Note 5.
(b)In December 2021, the Company completed the WEF Transaction. For additional information, see Note 6.

NOTE 12 — INTANGIBLE ASSETS, NET
    Total intangible assets are as follows:

	June 30, 2022			September 30, 2021
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,144.0	$(792.1)	$1,351.9	$2,163.1	$(716.4)	$1,446.7
Trademarks and brands	650.7	(252.6)	398.1	647.9	(228.5)	419.4
	2,794.7	(1,044.7)	1,750.0	2,811.0	(944.9)	1,866.1
Not subject to amortization:
Trademarks and brands	1,031.9	—	1,031.9	1,058.3	—	1,058.3
	$3,826.6	$(1,044.7)	$2,781.9	$3,869.3	$(944.9)	$2,924.4
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
At June 30, 2022, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
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
•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
◦a pay-fixed, receive-variable interest rate swap maturing in May 2024 that requires monthly settlements; and
◦rate-lock interest rate swaps that require lump sum settlements with the first settlement occurring in July 2023 and the last in July 2026; and
•the PHPC Warrants (see Note 4).
During the third quarter of fiscal 2022, the Company terminated $700.0 notional value of its rate-lock interest rate swap contracts. In connection with this termination, the Company paid $17.0, which was recorded in “(Income) expense on swaps, net” in the Condensed Consolidated Statement of Operations. The Company also restructured two of its rate-lock interest rate swap contracts, which contain non-cash, off-market financing elements. There were no cash settlements paid or received in connection with these restructurings.
In fiscal 2021, the Company restructured four of its rate-lock interest rate swap contracts, which contain non-cash, off-market financing elements. There were no cash settlements paid or received in connection with these restructurings.

The following table shows the notional amounts of derivative instruments held.

	June 30, 2022	September 30, 2021
Commodity contracts	$89.6	$56.4
Energy contracts	26.4	45.9
Foreign exchange contracts - Forward contracts	3.9	—
Interest rate swaps	200.0	200.0
Interest rate swaps - Rate-lock swaps	849.3	1,549.3
PHPC Warrants	16.9	16.9
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	June 30, 2022	September 30, 2021
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$3.9	$16.3
Energy contracts	Prepaid expenses and other current assets	25.8	20.1
Interest rate swaps	Prepaid expenses and other current assets	1.1	—
Commodity contracts	Other assets	0.1	2.9
Energy contracts	Other assets	2.5	2.0
Interest rate swaps	Other assets	1.1	24.2
		$34.5	$65.5

Liability Derivatives:
Commodity contracts	Other current liabilities	$4.6	$2.8
Energy contracts	Other current liabilities	1.1	—
Interest rate swaps	Other current liabilities	—	124.9
Foreign exchange contracts	Other current liabilities	0.1	—
Commodity contracts	Other liabilities	0.1	—
Interest rate swaps	Other liabilities	107.0	246.8
PHPC Warrants	Other liabilities	2.8	9.2
		$115.7	$383.7
The following table presents the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021.

Derivative Instruments	Statement of Operations Location	Loss (Gain) Recognized in Statement of Operations
		2022	2021
Commodity contracts	Cost of goods sold	$3.6	$(11.9)
Energy contracts	Cost of goods sold	(10.3)	(12.4)
Foreign exchange contracts	Selling, general and administrative expenses	0.1	(0.5)
Interest rate swaps	(Income) expense on swaps, net	(131.6)	121.6
PHPC Warrants	Other income, net	(2.8)	1.5

The following table presents the effects of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2022 and 2021.

Derivative Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2022	2021
Commodity contracts	Cost of goods sold	$(26.0)	$(21.6)
Energy contracts	Cost of goods sold	(28.7)	(31.7)
Foreign exchange contracts	Selling, general and administrative expenses	0.1	0.7
Interest rate swaps	(Income) expense on swaps, net	(222.9)	(105.6)
PHPC Warrants	Other income, net	(6.3)	1.5
Accumulated OCI included a $99.5 net gain on hedging instruments before taxes ($74.9 after taxes) at both June 30, 2022 and September 30, 2021 related to settlements of and previously unrealized gains on cross-currency swaps. Reclassification of these amounts recorded in accumulated OCI into earnings will only occur in the event U.K.-based operations are substantially liquidated.
At June 30, 2022 and September 30, 2021, the Company had pledged collateral of $3.2 and $6.4, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 14 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	June 30, 2022			September 30, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$13.2	$13.2	$—	$15.5	$15.5	$—
Derivative assets	34.5	—	34.5	65.5	—	65.5
Equity securities	31.7	31.7	—	28.9	28.9	—
Investment in BellRing	482.8	482.8	—	—	—	—
	$562.2	$527.7	$34.5	$109.9	$44.4	$65.5
Liabilities:
Deferred compensation liabilities	$37.0	$—	$37.0	$36.0	$—	$36.0
Derivative liabilities	115.7	2.8	112.9	383.7	9.2	374.5
	$152.7	$2.8	$149.9	$419.7	$9.2	$410.5
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
The PHPC Warrants were initially valued using the Monte Carlo Option Pricing Method. The initial fair value measurement was categorized as Level 3, as the fair values utilized significant unobservable inputs. However, as of June 30,

2022 and September 30, 2021, the PHPC Warrants were valued using the market approach based on quoted prices as the PHPC Warrants became actively traded on the NYSE during the fourth quarter of fiscal 2021 and are now categorized as Level 1. For additional information on the PHPC Warrants, see Notes 4 and 13.
Equity Securities and Investment in BellRing
The Company uses the market approach to measure the fair value of its equity securities. The Investment in BellRing represents the Company’s 14.2% equity interest in BellRing as of June 30, 2022, which was measured at its fair value of $482.8 based on the trading value of the BellRing Common Stock on June 30, 2022.
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
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond as of June 30, 2022 and September 30, 2021 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the municipal bond (which is also categorized as Level 2), was $5,312.7 and $6,596.7 as of June 30, 2022 and September 30, 2021, respectively.
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

Balance, September 30, 2021	$—
Transfer of assets into held for sale	0.5
Net gain related to assets held for sale	9.8
Proceeds from the sale of assets held for sale	(10.3)
Balance, June 30, 2022	$—
NOTE 15 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	June 30, 2022	September 30, 2021
4.50% senior notes maturing September 2031	$1,741.1	$1,800.0
4.625% senior notes maturing April 2030	1,650.0	1,650.0
5.50% senior notes maturing December 2029	1,235.0	750.0
5.625% senior notes maturing January 2028	940.9	940.9
5.75% senior notes maturing March 2027	459.3	1,299.3
Municipal bond	6.4	7.5
	$6,032.7	$6,447.7
Less: Current portion of long-term debt	1.1	1.1
Debt issuance costs, net	40.8	47.2
Plus: Unamortized premium, net	41.6	42.2
Total long-term debt	$6,032.4	$6,441.6

Debt Transactions in Connection with the BellRing Spin-off
On March 8, 2022, Post entered into a Joinder Agreement No. 1 (the “First Joinder Agreement”) by and among Post, as borrower, certain of Post’s subsidiaries, as guarantors, the Funding Incremental Term Loan Lenders (as defined in the First Joinder Agreement, referred to herein as the “First Funding Incremental Term Loan Lenders”), Barclays Bank PLC, as administrative agent, and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent. The First Joinder Agreement provided for an incremental term loan (the “First Incremental Term Loan”) of $840.0 under Post’s Credit Agreement (as defined below), which Post borrowed in full on March 8, 2022.
Interest on the First Incremental Term Loan accrued at the adjusted term secured overnight financing rate (“SOFR”) rate (as defined in the Credit Agreement) plus a margin of 1.50% per annum. The maturity date for the First Incremental Term Loan was May 6, 2022. The First Joinder Agreement permitted Post to repay the First Incremental Term Loan, in whole or in part, in cash or, in lieu of cash, to exchange its obligations under the First Incremental Term Loan with the First Funding Incremental Term Loan Lenders for the BellRing Notes.
On March 10, 2022, Post and the First Funding Incremental Term Loan Lenders entered into an exchange agreement (the “Exchange Agreement”) pursuant to which Post repaid the First Incremental Term Loan and all accrued and unpaid interest and expenses owed thereunder through a combination of (i) with respect to the principal amount owed under the First Incremental Term Loan, the assignment and transfer by Post of all $840.0 of the BellRing Notes to the First Funding Incremental Term Loan Lenders and (ii) with respect to accrued and unpaid interest and fees and expenses owed under the First Incremental Term Loan, cash on hand (collectively, the “Debt-for-Debt Exchange”). As provided in the Exchange Agreement, upon completion of the transfer of the BellRing Notes to the First Funding Incremental Term Loan Lenders and payment of interest, fees and expenses, the First Incremental Term Loan was deemed satisfied and paid in full.
The Company incurred a $3.5 loss during the nine months ended June 30, 2022 related to the write-off of debt issuance costs in connection with the First Joinder Agreement and Exchange Agreement, which were included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations.
On March 17, 2022, the Company redeemed $840.0 in aggregate principal amount, or approximately 65%, of the outstanding 5.75% senior notes maturing in March 2027 using the proceeds from the First Incremental Term Loan. The 5.75% senior notes were redeemed at a redemption price of 102.875% of the aggregate principal amount of the 5.75% senior notes being redeemed, plus accrued and unpaid interest for each day from March 1, 2022 to, but excluding, March 17, 2022. The Company incurred a $15.8 loss during the nine months ended June 30, 2022 related to the partial redemption of the 5.75% senior notes, which was included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations. This loss included a $24.1 premium payment for early redemption, which was paid using cash on hand, and a $5.0 write-off of debt issuance costs, partially offset by a $13.3 write-off of unamortized premiums.
Senior Notes
On December 22, 2021, the Company issued an additional $500.0 principal value of 5.50% senior notes maturing in December 2029. The additional 5.50% senior notes were issued at a price of 103.5% of the par value, and the Company received $514.0 after incurring investment banking and other fees and expenses of $3.5, which were deferred and are being amortized to interest expense over the term of the notes. The premium related to the 5.50% senior notes was recorded as an unamortized premium and is being amortized as a reduction to interest expense over the term of the 5.50% senior notes. Interest payments on the 5.50% senior notes are due semi-annually each June 15 and December 15.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by the First Joinder Agreement, restated or amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. As of June 30, 2022, the Revolving Credit Facility had outstanding letters of credit of $21.2, which reduced the available borrowing capacity to $728.8. As of September 30, 2021, the Revolving Credit Facility had outstanding letters of credit of $19.2, which reduced the available borrowing capacity to $730.8. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
On December 17, 2021, the Company entered into a second amendment to the Credit Agreement to, among other provisions, facilitate the BellRing Spin-off. For additional information regarding the BellRing Spin-off, see Note 3. The amendment also amended the Credit Agreement to change the reference interest rate applicable to revolving loan borrowings in U.S. Dollars from LIBOR to a rate based on the adjusted term SOFR rate (as defined in the Credit Agreement). During the nine months ended June 30, 2022, the Company paid $0.4 of deferred financing fees in connection with the amendment.
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

Repayments of Long-Term Debt
The following tables show the Company’s repayments of long-term debt included in the Condensed Consolidated Statements of Cash Flows and the associated gain or loss included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations. There were no repayments of long-term debt during the three months ended June 30, 2021.

Three Months Ended June 30,	Repayments of Long-Term Debt		(Gain) Loss on Extinguishment of Debt, net
	Debt Instrument	Principal Amount Repaid	Debt Discounts (Received) / Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	4.50% senior notes	$58.9	$(9.4)	$0.5	$—
	5.50% senior notes	15.0	(1.2)	0.1	(0.2)
2022	Total	$73.9	$(10.6)	$0.6	$(0.2)

Nine Months Ended June 30,	Repayments of Long-Term Debt		(Gain) Loss on Extinguishment of Debt, net
	Debt Instrument	Principal Amount Repaid	Debt Discounts (Received) / Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	5.75% senior notes	$840.0	$24.1	$5.0	$(13.3)
	4.50% senior notes	58.9	(9.4)	0.5	—
	5.50% senior notes	15.0	(1.2)	0.1	(0.2)
	Municipal bond	1.1	—	—	—
2022	Total	$915.0	$13.5	$5.6	$(13.5)

	5.00% senior notes	$1,697.3	$74.3	$18.9	$—
	Municipal bond	1.0	—	—	—
2021	Total	$1,698.3	$74.3	$18.9	$—
Tender Offer
On June 27, 2022, the Company commenced a modified “Dutch Auction” tender offer to purchase up to $450.0 in aggregate cash consideration (excluding accrued interest) of its (i) 4.625% senior notes maturing in April 2030 at a bid range of 81% to 88% of par and (ii) 4.50% senior notes maturing in September 2031 at a bid range of 80% to 87% of par (collectively, the “Tender Offer”). The Tender Offer expired on July 25, 2022, and included a tender premium of 5% of par for holders who tendered their senior notes prior to 5:00 p.m., New York City time, on July 11, 2022 (the “Tender Premium”). Refer to Note 20 for additional information regarding the completion of the Tender Offer subsequent to June 30, 2022.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of June 30, 2022, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
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
No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters for the three or nine months ended June 30, 2022 or 2021. At both June 30, 2022 and September 30, 2021, the Company had $3.5 accrued for this matter, which was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The Company records reserves for litigation losses in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 450, a loss contingency is recorded if a loss is probable and can be reasonably estimated. The Company records probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known. Although the Company believes its accruals for these matters are appropriate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company’s consolidated financial condition, results of operations and cash flows could be materially affected.
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

	North America
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Service cost	$1.1	$0.9	$3.3	$2.8
Interest cost	0.9	0.8	2.6	2.4
Expected return on plan assets	(1.8)	(1.6)	(5.3)	(4.8)
Recognized net actuarial loss	0.4	0.6	1.2	1.8
Recognized prior service cost	0.1	0.1	0.1	0.1
Net periodic benefit cost	$0.7	$0.8	$1.9	$2.3

	Other International
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$3.9	$3.8	$12.2	$11.3
Expected return on plan assets	(6.1)	(6.3)	(19.2)	(18.6)
Recognized prior service cost	0.1	0.1	0.3	0.3
Net periodic benefit gain	$(2.1)	$(2.4)	$(6.7)	$(7.0)
The following table provides the components of net periodic benefit gain for the North American other postretirement benefit plans. In the Condensed Consolidated Statements of Operations, service cost is reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit gain are reported in “Other income, net.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.4	0.4	1.2	1.2
Recognized net actuarial loss	0.2	0.2	0.5	0.8
Recognized prior service credit	(1.2)	(1.1)	(3.5)	(3.5)
Net periodic benefit gain	$(0.5)	$(0.3)	$(1.5)	$(1.1)

NOTE 18 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased (in millions)	1.9	—	3.8	3.3
Average price per share including broker’s commissions (a)	$76.45	$—	$89.96	$95.78
Total cost including broker’s commissions (b)	$145.8	$—	$339.0	$315.3
(a)Average repurchase price per share including broker’s commissions during the nine months ended June 30, 2022 was $103.81 prior to the BellRing Spin-off and $76.45 subsequent to the BellRing Spin-off.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2022 included $4.0 of repurchases of common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022. “Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2021 included $7.4 of repurchases of common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above a predetermined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the predetermined price, the Company will receive the number of shares specified in the agreement. During the nine months ended June 30, 2021, the Company received cash payments of $47.5 for the settlement of an arrangement entered into during fiscal 2020, and the payments were recorded as “Cash received from share repurchase contracts” in the Condensed Consolidated Statement of Cash Flows.
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
The equity award adjustments had an immaterial impact on the Company’s Condensed Consolidated Statement of Operations for the nine months ended June 30, 2022.
NOTE 19 — SEGMENTS
At June 30, 2022, the Company’s operating and reportable segments were as follows:
•Post Consumer Brands: North American RTE cereal and Peter Pan nut butters;
•Weetabix: primarily U.K. RTE cereal, muesli and protein-based shakes;
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Sales
Post Consumer Brands	$574.7	$468.7	$1,655.1	$1,393.6
Weetabix	124.9	123.4	360.5	350.3
Foodservice	579.0	435.1	1,469.5	1,158.8
Refrigerated Retail	246.4	220.8	787.4	723.4
Eliminations and Corporate	(0.1)	(0.5)	(0.4)	(1.3)
Total	$1,524.9	$1,247.5	$4,272.1	$3,624.8
Segment Profit
Post Consumer Brands	$81.8	$87.8	$232.6	$250.1
Weetabix	27.8	28.6	81.8	82.6
Foodservice	45.9	27.9	81.0	47.5
Refrigerated Retail	10.4	14.3	41.0	72.2
Total segment profit	165.9	158.6	436.4	452.4
General corporate expenses and other	47.6	0.7	138.7	29.6
Interest expense, net	75.6	82.4	245.6	249.7
(Gain) loss on extinguishment of debt, net	(10.2)	—	9.1	93.2
(Income) expense on swaps, net	(131.6)	121.6	(222.9)	(105.6)
Gain on investment in BellRing	(35.1)	—	(482.8)	—
Earnings (loss) before income taxes and equity method loss	$219.6	$(46.1)	$748.7	$185.5
Net sales by product
Cereal and granola	$657.8	$570.1	$1,936.5	$1,704.1
Nut butters	35.5	21.8	72.5	39.2
Eggs and egg products	560.6	416.1	1,420.7	1,108.0
Side dishes (including potato products)	158.2	133.7	489.3	427.6
Cheese and dairy	51.0	50.8	164.6	168.1
Sausage	38.8	37.4	131.2	124.7
Protein-based products	6.2	—	6.2	—
Other	16.9	18.4	51.9	54.6
Eliminations and Corporate	(0.1)	(0.8)	(0.8)	(1.5)
Total	$1,524.9	$1,247.5	$4,272.1	$3,624.8
Depreciation and amortization
Post Consumer Brands	$33.3	$30.0	$101.0	$87.4
Weetabix	8.9	9.8	27.8	28.6
Foodservice	31.8	32.0	95.3	94.3
Refrigerated Retail	19.0	18.8	58.7	55.2
Total segment depreciation and amortization	93.0	90.6	282.8	265.5
Corporate	0.8	1.1	2.7	3.1
Total	$93.8	$91.7	$285.5	$268.6

Assets			June 30, 2022	September 30, 2021
Post Consumer Brands			$3,532.1	$3,467.8

Weetabix	1,769.6	1,930.4
Foodservice and Refrigerated Retail	5,011.1	5,074.2
Corporate	1,247.4	1,248.2
Total assets of continuing operations	11,560.2	11,720.6
Total assets of discontinued operations	—	694.1
Total assets	$11,560.2	$12,414.7
NOTE 20 — SUBSEQUENT EVENT
Short-term Loan
On July 25, 2022, the Company entered into a Joinder Agreement No. 2 (the “Second Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions constituting the Funding Incremental Term Loan Lenders (as defined in the Second Joinder Agreement, referred to herein as the “Second Funding Incremental Term Loan Lenders”), Barclays Bank PLC, as administrative agent, and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent. The Second Joinder Agreement provided for an incremental term loan (the “Second Incremental Term Loan”) of $450.0, excluding fees paid, under the Company’s Credit Agreement, which the Company borrowed in full on July 25, 2022.
Interest on the Second Incremental Term Loan accrues at the adjusted term SOFR rate (as defined in the Credit Agreement) plus a margin of 1.50% per annum, and the maturity date for the Second Incremental Term Loan is September 23, 2022. The Second Joinder Agreement permits the Company to repay the Second Incremental Term Loan, in whole or in part, in cash or, with the prior written consent of the Second Funding Incremental Term Loan Lenders, with an alternative form of consideration in lieu of cash.
Tender Offer
On July 26, 2022, the Company settled its previously announced Tender Offer. The Company purchased $139.8 in aggregate principal amount, or approximately 8%, of the outstanding 4.625% senior notes at 87% of par, including the Tender Premium, and $381.8 in aggregate principal amount, or approximately 22%, of the outstanding 4.50% senior notes at 86% of par, including the Tender Premium. The Company paid aggregate cash consideration of $450.0 for the Tender Offer, excluding accrued interest and fees.

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
On March 10, 2022, we completed the BellRing Spin-off (as defined below), which represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in our Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The following discussion reflects continuing operations only, unless otherwise indicated. See below for additional information.
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At June 30, 2022, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal and Peter Pan nut butters;
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based shakes;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
Transactions
Completion of Previously Announced Distribution of BellRing Brands, Inc.
On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Spin-off Agreement”), by and among us, Old BellRing, BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), we contributed our share of Old BellRing Class B common stock, $0.01 par value per share, all of our BellRing Brands, LLC non-voting membership units and $550.4 million of cash to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes” and such transactions, collectively, the “BellRing Contribution”).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and we distributed an aggregate of 78.1 million, or 80.1%, of our shares of BellRing common stock, par value $0.01 per share (“BellRing Common Stock”), to our shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution (the “BellRing Distribution”). Our shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued, and instead, cash in lieu of any fractional shares was paid to our shareholders.
Upon completion of the BellRing Distribution, BellRing Merger Sub merged with and into Old BellRing (the “BellRing Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. Pursuant to the BellRing Merger, each outstanding share of Old BellRing Class A common stock, $0.01 par value per share, was converted into one share of BellRing Common Stock plus $2.97 in cash. The transactions described above, including the BellRing Contribution, the BellRing Distribution and the BellRing Merger, as well as the Debt-for-Debt Exchange described under “Liquidity and Capital Resources” below, are collectively referred to as the “BellRing Spin-off.”

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
We incurred separation-related expenses of $0.4 million and $28.8 million during the three and nine months ended June 30, 2022, respectively. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
On March 17, 2022, we utilized proceeds received in connection with the BellRing Spin-off to redeem a portion of our existing 5.75% senior notes.
For additional information on the BellRing Spin-off, refer to Notes 3 and 15 within “Notes to Condensed Consolidated Financial Statements.”
Initial Public Offering of Post Holdings Partnering Corporation
On May 28, 2021, we and Post Holdings Partnering Corporation, a special purpose acquisition company incorporated as a Delaware corporation (“PHPC”), consummated the initial public offering of 30.0 million units of PHPC (the “PHPC Units”). On June 3, 2021, PHPC issued an additional 4.5 million PHPC Units pursuant to the underwriters’ exercise in full of their over-allotment option. The term “PHPC IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0 million. PHPC Sponsor, LLC, our wholly-owned subsidiary (“PHPC Sponsor”), purchased 4.0 million of the 30.0 million PHPC Units in the initial public offering on May 28, 2021 for $40.0 million. The PHPC Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the PHPC Units could elect to separately trade their shares of PHPC Series A Common Stock and PHPC Warrants, with the shares of PHPC Series A Common Stock and the PHPC Warrants listed on the NYSE under the ticker symbols “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction within 24 months (or 27 months under certain circumstances) of the closing of the initial public offering on May 28, 2021.
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
As of both June 30, 2022 and September 30, 2021, we beneficially owned 31.0% of the equity of PHPC and the net income and net assets of PHPC were consolidated within our financial statements. The remaining 69.0% of the consolidated net income and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable noncontrolling interest (“NCI”). All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
Acquisitions
We completed the following acquisitions during fiscal 2022 and 2021:
•Lacka Foods Limited (“Lacka Foods”), acquired on April 5, 2022 and reported in our Weetabix segment;
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
COVID-19
We continue to closely monitor the impact of the COVID-19 pandemic on our business. We have experienced higher demand in our foodservice business during fiscal 2022 compared to fiscal 2021 as away-from-home food demand has continued to recover from the impacts of the pandemic. While foodservice volumes remain slightly below pre-pandemic levels, we continue to expect foodservice profitability will return to pre-pandemic levels in fiscal 2023. Our products sold through retail channels generally experienced an uplift in sales through the first half of fiscal 2021, driven by increased at-home consumption in reaction to the COVID-19 pandemic, and have returned to normalized levels in fiscal 2022. We have experienced inflationary headwinds across all segments of our business and we continue to mitigate these impacts through sales price increases and cost saving measures. We expect this trend to continue for the remainder of fiscal 2022 and into fiscal 2023.
As the overall economy continues to recover from the impact of the COVID-19 pandemic, uncertainty remains and such trends ultimately depend on the length and severity of the pandemic and introduction of new strains and variants of the virus; the federal, state, and local government actions taken in response; and the macroeconomic environment. We have experienced some challenges resulting from the COVID-19 pandemic, including labor shortages, input and freight inflation and other supply chain disruptions, including input availability. We cannot predict the ultimate impact from the COVID-19 pandemic on customer and consumer demand, our suppliers or the labor market.
Conflict in Ukraine
The ongoing conflict in Ukraine and the subsequent economic sanctions imposed by some countries have had, and may continue to have, an adverse impact on fuel, transportation and commodity costs and may cause supply and demand disruptions in the markets we serve, including Europe. While we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers in those countries, our businesses and operations have been negatively impacted by increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain raw materials and other commodities, and declarations of force majeure by certain suppliers during fiscal 2022. We expect certain energy costs and raw material costs to remain elevated as a result of the ongoing conflict. To date, the economic sanctions imposed on Russian businesses have not had a direct impact on our procurement of energy and raw materials, however, there can be no assurance that additional sanctions will not be implemented. If our energy and raw materials purchases are directly impacted by sanctions, we may incur additional costs to procure such commodities. Our ability to procure energy and raw materials in the quantities necessary for the normal operations of our business may be limited.
Avian Influenza
During fiscal 2022, our Foodservice and Refrigerated Retail segments were impacted by outbreaks of avian influenza (“AI”). As a result of AI, we have incurred, and anticipate will continue to incur, increased costs related to production inefficiencies, egg supply constraints and higher market-based egg prices due to the limited availability of eggs on the open market. We have mitigated, and plan to continue to mitigate, these increased costs through the management of volume needs with customers and pricing actions to cover the higher cost structure. Through these actions, we anticipate we will continue to mitigate the impact of AI on the profitability of our egg business. However, these actions do not contemplate further AI outbreaks, and we expect AI to have continued impact on our egg volumes until supply is re-established.
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$1,524.9	$1,247.5	$277.4	22%	$4,272.1	$3,624.8	$647.3	18%

Operating Profit	$105.5	$155.0	$(49.5)	(32)%	$283.7	$403.0	$(119.3)	(30)%
Interest expense, net	75.6	82.4	6.8	8%	245.6	249.7	4.1	2%
(Gain) loss on extinguishment of debt, net	(10.2)	—	10.2	n/a	9.1	93.2	84.1	90%
(Income) expense on swaps, net	(131.6)	121.6	253.2	208%	(222.9)	(105.6)	117.3	111%
Gain on investment in BellRing	(35.1)	—	35.1	n/a	(482.8)	—	482.8	n/a
Other income, net	(12.8)	(2.9)	9.9	341%	(14.0)	(19.8)	(5.8)	(29)%
Income tax expense	35.0	19.5	(15.5)	(79)%	43.3	63.0	19.7	31%
Equity method loss, net of tax	12.0	11.6	(0.4)	(3)%	49.3	26.5	(22.8)	(86)%
Less: Net earnings (loss) attributable to noncontrolling interests from continuing operations	2.4	(1.1)	3.5	318%	5.0	(0.6)	5.6	933%
Net earnings from discontinued operations, net of tax and noncontrolling interest	—	21.8	(21.8)	(100)%	21.6	40.2	(18.6)	(46)%
Net Earnings (Loss)	$170.2	$(54.3)	$224.5	413%	$672.7	$136.8	$535.9	392%
Net Sales
Net sales increased $277.4 million, or 22%, during the three months ended June 30, 2022, compared to the corresponding period in the prior year, as a result of growth in all of our segments, which included incremental contributions from our current year acquisition of Lacka Foods and prior year acquisitions of the PL RTE Cereal Business and Egg Beaters.
Net sales increased $647.3 million, or 18%, during the nine months ended June 30, 2022, compared to the corresponding period in the prior year, as a result of growth in all of our segments, which included incremental contributions from our current year and prior year acquisitions.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $49.5 million, or 32%, during the three months ended June 30, 2022, compared to the corresponding period in the prior year, due to increased general corporate expenses and lower segment profit within our Refrigerated Retail, Post Consumer Brands and Weetabix segments, excluding the impact from our current year acquisition of Lacka Foods and prior year acquisitions of the PL RTE Cereal Business and Egg Beaters, partially offset by higher segment profit within our Foodservice segment.
Operating profit decreased $119.3 million, or 30%, during the nine months ended June 30, 2022, compared to the corresponding period in the prior year, due to increased general corporate expenses and lower segment profit within our

Refrigerated Retail, Post Consumer Brands and Weetabix segments, excluding the impact of our current year and prior year acquisitions, partially offset by higher segment profit within our Foodservice segment.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $6.8 million, or 8%, during the three months ended June 30, 2022, compared to the corresponding period in the prior year, driven by lower average outstanding principal amounts of debt compared to the prior year period and increased interest income on our investments held in trust. In addition, our weighted-average interest rate on our total outstanding debt decreased to 5.0% for the three months ended June 30, 2022 from 5.1% for the three months ended June 30, 2021, driven by a change in the mix of debt outstanding.
Interest expense, net decreased $4.1 million, or 2%, during the nine months ended June 30, 2022, compared to the corresponding period in the prior year, driven by lower average outstanding principal amounts of debt compared to the prior year period, decreased debt issuance costs related to the partial redemption of senior notes during fiscal 2022, increased amortization of debt premium related to the issuance of senior notes during fiscal 2022 and increased interest income on our investments held in trust. Our weighted-average interest rate on our total outstanding debt was 5.1% for both the nine months ended June 30, 2022 and 2021, respectively.
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” within Item 3.
(Gain) Loss on Extinguishment of Debt, Net
Fiscal 2022
During the three months ended June 30, 2022, we recognized a gain of $10.2 million primarily related to the partial repurchase of our 4.50% and 5.50% senior notes. This gain included discounts received of $10.6 million and write-offs of unamortized premiums of $0.2 million, partially offset by the write-off of debt issuance costs of $0.6 million.
During the nine months ended June 30, 2022, we recognized a loss of $9.1 million primarily related to the partial redemption of our 5.75% senior notes and repurchase of our 4.50% senior notes and 5.50% senior notes. This loss included debt premiums, net paid of $13.5 million and write-offs of debt issuance costs of $5.6 million, partially offset by write-offs of unamortized premiums of $13.5 million. In addition, we recognized a $3.5 million loss on the write-off of debt issuance costs related to our First Incremental Term Loan (as defined in “Liquidity and Capital Resources”).
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Fiscal 2021
During the nine months ended June 30, 2021, we recognized a loss of $93.2 million related to the repayment of the outstanding principal balance of our 5.00% senior notes. The loss included debt premiums paid of $74.3 million and write-offs of debt issuance costs of $18.9 million.
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
(Income) Expense on Swaps, Net
During the three and nine months ended June 30, 2022, we recognized net gains of $131.6 million and $222.9 million, respectively, related to mark-to-market adjustments on our interest rate swaps that were not designated as hedging instruments.
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

Gain on Investment in BellRing
During the three and nine months ended June 30, 2022, we recorded a gain of $35.1 million and $482.8 million, respectively, related to our 14.2% equity interest in BellRing (our “Investment in BellRing”), which is accounted for as an equity security.
For additional information on our Investment in BellRing, refer to Notes 3, 4 and 14 within “Notes to Condensed Consolidated Financial Statements.”
Income Tax Expense
Our effective income tax rate was 15.9% and 5.8% for the three and nine months ended June 30, 2022, respectively. In accordance with ASC Topic 740, “Income Taxes,” we record income tax expense (benefit) for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods. In the three and nine months ended June 30, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $35.1 million and $482.8 million, respectively, non-cash mark-to-market adjustment on our Investment in BellRing, which is expected to be divested in a tax-free manner, and (ii) $2.9 million and $12.1 million, respectively, of discrete income tax benefit items related to our equity method loss attributable to 8th Avenue Food & Provisions, Inc. (“8th Avenue”). See Note 4 for additional information on our Investment in BellRing and the 8th Avenue equity method loss.
Our effective income tax rate was (42.3)% and 34.0% for the three and nine months ended June 30, 2021, respectively. The effective income tax rates differed significantly from the statutory rates in both prior year periods, primarily due to enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 19% to 25%, effective April 1, 2023. During the three and nine months ended June 30, 2021, we remeasured our existing deferred tax assets and liabilities considering the 25% U.K. corporate income tax rate for future periods and recorded tax expense of $39.3 million. Other changes made to the U.K.’s tax laws did not have a material impact on our financial statements during the three or nine months ended June 30, 2021.
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
Post Consumer Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$574.7	$468.7	$106.0	23%	$1,655.1	$1,393.6	$261.5	19%
Segment Profit	$81.8	$87.8	$(6.0)	(7)%	$232.6	$250.1	$(17.5)	(7)%
Segment Profit Margin	14%	19%			14%	18%
Net sales for the Post Consumer Brands segment increased $106.0 million, or 23%, for the three months ended June 30, 2022, when compared to the prior year period. The increase in net sales for the three months ended June 30, 2022 was partially driven by the inclusion of two incremental months of net sales of $32.6 million attributable to our prior year acquisition of the PL RTE Cereal Business. Excluding this impact, net sales increased $73.4 million, or 16%, primarily due to increased average net selling prices as a result of increased pricing taken to mitigate inflation, partially offset by unfavorable product mix. In addition, volumes increased 7% primarily due to distribution gains and increased promotional activity related to Peter Pan nut butters (driven partially by competitor out-of-stocks), Malt-O-Meal bag cereal, Honey Bunches of Oats, Pebbles and private label cereal.
Net sales for the Post Consumer Brands segment increased $261.5 million, or 19%, for the nine months ended June 30, 2022, when compared to the prior year period. The increase in net sales for the nine months ended June 30, 2022 was partially driven by the inclusion of incremental months of net sales of $150.6 million attributable to our prior year acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, net sales increased $110.9 million, or 8%, primarily due to increased average net selling prices as a result of increased pricing taken to mitigate inflation and favorable product mix. Volumes were flat as volume increases in Peter Pan nut butters (driven partially by competitor out-of-stocks) and Pebbles were offset by volume declines in private label cereal, Malt-O-Meal bag cereal and Honey Bunches of Oats.
Segment profit for the three months ended June 30, 2022 decreased $6.0 million, or 7%, when compared to the prior year period. Segment profit for the three months ended June 30, 2022 was negatively impacted by the inclusion of two incremental months of segment operating loss of $3.1 million attributable to our prior year acquisition of the PL RTE Cereal Business. Excluding this impact, segment profit decreased $2.9 million, or 3%, primarily driven by raw material inflation of $16.6 million, increased freight costs of $11.1 million (excluding volume-driven impacts) and higher manufacturing costs of $10.8 million (primarily due to supply constraints, production attainment and product mix, partially offset by manufacturing cost efficiencies) and higher employee-related expenses when compared to the prior year period. These negative impacts were partially offset by higher net sales, as previously discussed.
Segment profit for the nine months ended June 30, 2022 decreased $17.5 million, or 7%, when compared to the prior year period. Segment profit for the nine months ended June 30, 2022 was negatively impacted by the inclusion of incremental months of segment operating loss of $15.5 million attributable to our prior year acquisitions of Peter Pan and the PL RTE Cereal Business. Prior year segment profit was negatively impacted by a $15.0 million legal settlement. Excluding these impacts, segment profit decreased $17.0 million, or 6%, primarily driven by raw material inflation of $38.8 million, higher manufacturing costs of $37.3 million (primarily due to supply constraints, production attainment and product mix, partially offset by manufacturing cost efficiencies) and increased freight costs of $29.6 million (excluding volume-driven impacts) when compared to the prior year period. These negative impacts were partially offset by higher net sales, as previously discussed, and lower advertising and consumer spending of $5.1 million.
Weetabix

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$124.9	$123.4	$1.5	1%	$360.5	$350.3	$10.2	3%
Segment Profit	$27.8	$28.6	$(0.8)	(3)%	$81.8	$82.6	$(0.8)	(1)%
Segment Profit Margin	22%	23%			23%	24%
Net sales for the Weetabix segment increased $1.5 million, or 1%, for the three months ended June 30, 2022, when compared to the prior year period, including the impact of unfavorable foreign exchange rates and the inclusion of three incremental months of net sales of $6.2 million attributable to our current year acquisition of Lacka Foods. Excluding these impacts, net sales increased $8.5 million, or 7%, on 6% lower volume. The increase in net sales was driven by higher average net selling prices primarily due to price increases that went into effect in February 2022 and was partially offset by volume decreases driven by reduced service levels (driven by supply constraints).
Net sales for the Weetabix segment increased $10.2 million, or 3%, for the nine months ended June 30, 2022, when compared to the prior year period, including the impact of unfavorable foreign exchange rates and the inclusion of three incremental months of net sales of $6.2 million attributable to our current year acquisition of Lacka Foods. Excluding these impacts, net sales increased $17.5 million, or 5%, driven by higher average net selling prices primarily due to list price increases. This positive impact was partially offset by a 4% volume decrease driven by reduced service levels (driven by supply constraints), declines in demand for RTE cereal products as a result of the lapping of increased purchases in the prior year period driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic.
Segment profit for the three months ended June 30, 2022 decreased $0.8 million, or 3%, when compared to the prior year period. This decrease was driven by raw material inflation of $4.5 million, unfavorable foreign exchange rates and higher manufacturing costs of $1.9 million, partially offset by higher net sales, as previously discussed, and lower advertising and consumer spending of $1.7 million.
Segment profit for the nine months ended June 30, 2022 decreased $0.8 million, or 1%, when compared to the prior year period. This decrease was driven by raw material inflation of $7.3 million, unfavorable foreign exchange rates, higher manufacturing costs of $1.7 million and higher advertising and consumer spending of $1.2 million, partially offset by higher net sales, as previously discussed.
Foodservice

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$579.0	$435.1	$143.9	33%	$1,469.5	$1,158.8	$310.7	27%
Segment Profit	$45.9	$27.9	$18.0	65%	$81.0	$47.5	$33.5	71%
Segment Profit Margin	8%	6%			6%	4%
Net sales for the Foodservice segment increased $143.9 million, or 33%, for the three months ended June 30, 2022, when compared to the prior year period, on 6% higher volume. The increase in net sales was primarily driven by higher average net selling prices during the current year period and the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year period. Egg product sales were up $139.6 million, or 37%, with volume up 7%, driven by higher average net selling prices resulting from the pass-through of higher raw material costs due to increased grain markets, AI-related increased egg markets and product mix. Egg volumes increased primarily due to higher volume in the foodservice channel, partially offset by lower food ingredient volumes. Sales of side dishes were up $7.5 million, or 17%, with volume up 9%, driven by increased product demand compared to the prior year period as a result of the continued recovery from the COVID-19 pandemic and higher average net selling prices due to price increases taken to mitigate inflation.
Net sales for the Foodservice segment increased $310.7 million, or 27%, for the nine months ended June 30, 2022, when compared to the prior year period. Net sales for the nine months ended June 30, 2022 were positively impacted by the inclusion of four incremental months of net sales attributable to our prior year acquisition of Almark. Excluding this impact, net sales increased $294.4 million, or 25%, on 9% higher volume. The increase in net sales was primarily driven by higher average net selling prices during the current year period and the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year period. Egg product sales were up $259.0 million, or 26%, with volume up 6%, driven by higher average net selling prices resulting from the pass-through of higher raw material costs due to increased grain markets, AI-related increased egg markets and product mix. Egg volumes increased primarily due to higher volume in the foodservice channel, partially offset by lower food ingredient volumes. Sales of side dishes were up $38.1 million, or 34%, with volume up 28%, driven by increased product demand compared to the prior year period as a result of the continued recovery from the COVID-19 pandemic and distribution gains.
Segment profit for the three months ended June 30, 2022 increased $18.0 million, or 65%, when compared to the prior year period, driven by higher net sales, as previously discussed, partially offset by raw material inflation of $92.8 million (primarily driven by higher egg raw material costs due to increased grain markets and AI-related increased egg markets) and higher freight costs of $11.1 million (excluding volume-driven impacts).
Segment profit for the nine months ended June 30, 2022 increased $33.5 million, or 71%, when compared to the prior year period, driven by higher net sales, as previously discussed, partially offset by raw material inflation of $152.2 million (primarily driven by higher egg raw material costs due to increased grain markets and AI-related increased egg markets) and higher freight costs of $41.5 million (excluding volume-driven impacts).
Refrigerated Retail

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net Sales	$246.4	$220.8	$25.6	12%	$787.4	$723.4	$64.0	9%
Segment Profit	$10.4	$14.3	$(3.9)	(27)%	$41.0	$72.2	$(31.2)	(43)%
Segment Profit Margin	4%	6%			5%	10%
Net sales for the Refrigerated Retail segment increased $25.6 million, or 12%, for the three months ended June 30, 2022, when compared to the prior year period. Net sales for the three months ended June 30, 2022 were positively impacted by the inclusion of two incremental months of net sales of $7.1 million attributable to our prior year acquisition of Egg Beaters, which was offset by the absence of net sales as a result of the WEF Transaction. Excluding these impacts, net sales increased $27.5 million, or 13%, with volume up 4%, primarily driven by higher average net selling prices. Sales of side dishes increased $17.1 million, or 19%, on 10% higher volume. Average net selling prices increased primarily due to price increases taken to mitigate input cost inflation. The increase in volume was primarily related to higher branded dinner and breakfast sides volume. Egg product sales were up $6.6 million, or 19%, driven by higher average net selling prices primarily due to price increases that went into effect in the current quarter. This positive impact was partially offset by volume decreases of 4%, primarily driven by volume decreases for private label products. Sausage sales increased $3.9 million, or 12%, with volume up 4%, driven by higher average net selling prices primarily due to price increases taken to mitigate inflation. Cheese and other dairy product sales were up $0.2 million and sales of other products were down $0.4 million.
Net sales for the Refrigerated Retail segment increased $64.0 million, or 9%, for the nine months ended June 30, 2022, when compared to the prior year period. Net sales for the nine months ended June 30, 2022 were positively impacted by the inclusion of incremental months of net sales of $47.5 million attributable to our prior year acquisitions of Almark and Egg Beaters, which were partially offset by the absence of net sales as a result of the WEF Transaction. Excluding these impacts, net sales increased $39.7 million, or 6%, on 1% lower volumes, driven by higher average net selling prices. Sales of side dishes increased $23.6 million, or 7%, on flat volumes. Average net selling prices increased primarily due to price increases taken to mitigate input cost inflation. Egg product sales were up $13.0 million, or 16%, with volume up 8%, driven by volume increases from private label and hard-cooked egg products and higher average net selling prices. Sausage sales increased $8.1 million, or 7%, driven by higher average net selling prices primarily due to price increases taken to mitigate inflation and reduced trade spend. This positive impact was partially offset by volume decreases of 6%, primarily driven by supply constraints. Cheese and other dairy product sales were down $3.5 million, or 2%, with volume down 8%, driven by lower branded cheese volumes. Sales of other products were down $1.6 million.
Segment profit decreased $3.9 million, or 27%, for the three months ended June 30, 2022, when compared to the prior year period. This decrease was driven by increased manufacturing costs of $14.4 million, raw material inflation of $9.8 million, higher freight costs of $5.2 million (excluding volume-driven impacts) and higher employee-related expenses. These negative impacts were partially offset by higher net sales, as discussed above, and decreased advertising and consumer spending of $5.8 million.
Segment profit decreased $31.2 million, or 43%, for the nine months ended June 30, 2022, when compared to the prior year period. This decrease was driven by increased manufacturing costs of $35.0 million, raw material inflation of $23.5 million and higher freight costs of $18.0 million (excluding volume-driven impacts). These negative impacts were partially offset by higher net sales, as previously discussed, decreased advertising and consumer spending of $9.9 million and higher employee-related expenses.
Other Items
General Corporate Expenses and Other

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General corporate expenses and other	$47.6	$0.7	$(46.9)	(6,700)%	$138.7	$29.6	$(109.1)	(369)%
General corporate expenses and other increased $46.9 million for the three months ended June 30, 2022, when compared to the prior year period, primarily driven by net losses related to mark-to-market adjustments on economic hedges and warrant liabilities of $34.2 million (compared to gains in the prior year period) and higher stock-based compensation of $4.5 million. In addition, we recognized a gain on bargain purchase of $12.7 million in the prior year period related to our acquisition of the PL RTE Cereal Business. These negative impacts were partially offset by increased net gains related to mark-to-market adjustments on equity securities of $5.3 million.
General corporate expenses and other increased $109.1 million, or 369%, for the nine months ended June 30, 2022, when compared to the prior year period, primarily driven by decreased net gains related to mark-to-market adjustments on economic hedges and warrant liabilities of $45.3 million, separation-related expenses in connection with the BellRing Spin-off of $28.8 million, increased net losses related to mark-to-market adjustments on equity securities of $14.5 million and higher stock-based compensation of $11.3 million. In addition, we recognized a gain on bargain purchase of $12.7 million in the prior year period related to our acquisition of the PL RTE Cereal Business. These negative impacts were partially offset by a gain on assets held for sale of $9.8 million recorded related to the sale of equipment in Klingerstown, Pennsylvania.

Restructuring and Facility Closure
The table below shows the amount of restructuring and facility closure costs attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other.

	Three Months Ended June 30,			Nine Months Ended June 30,
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	2022	2021	$ Change
Post Consumer Brands	$0.5	$—	$(0.5)	$9.0	$0.3	$(8.7)
Foodservice	0.3	—	0.3	0.3	—	0.3
	$0.8	$—	$(0.8)	$9.3	$0.3	$(9.0)
(Gain) Loss on Assets Held for Sale
The table below shows the amount of net (gains) losses on assets held for sale attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other. For additional information on our assets held for sale, see Note 6 within “Notes to Condensed Consolidated Financial Statements.” There were no (gains) losses on assets held for sale during the three months ended June 30, 2022 or 2021.

	Nine Months Ended June 30,
			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change
Post Consumer Brands	$—	$0.2	$0.2
Weetabix	—	(0.7)	(0.7)
Foodservice	(9.8)	—	9.8
	$(9.8)	$(0.5)	$9.3
Loss on Sale of Business
During the nine months ended June 30, 2022, we recorded a net loss of $6.3 million related to the WEF Transaction, which included a favorable working capital adjustment of $0.4 million. This amount was excluded from the measure of segment profit and was included in general corporate expenses and other. Prior to the WEF Transaction, operating results were previously reported in the Refrigerated Retail segment. For additional information on loss of sale of business, see Note 6 within “Notes to Condensed Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the nine months ended June 30, 2022 (for additional information, see Notes 3, 4, 15 and 18 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$58.9 million principal value of our 4.50% senior notes repurchased at a discount of $9.4 million;
•$15.0 million principal value of our 5.50% senior notes repurchased at a discount of $1.2 million;
•entered into a Joinder Agreement No. 1 (the “First Joinder Agreement”) in connection with the BellRing Spin-off, which provided for an incremental term loan (the “First Incremental Term Loan”) of $840.0 million under our Credit Agreement (as defined below), which we borrowed in full on March 8, 2022;
•contributed $550.4 million to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing Notes in connection with the BellRing Spin-off. On March 10, 2022, we delivered the BellRing Notes to the First Funding Incremental Term Loan Lenders (as defined in the First Joinder Agreement) in full satisfaction of the principal amount of the First Incremental Term Loan (the “Debt-for-Debt Exchange”);
•$840.0 million principal value repaid, or approximately 65%, of our outstanding 5.75% senior notes using the $840.0 million proceeds from the First Incremental Term Loan, and $24.1 million premium payment made on the partial extinguishment of our 5.75% senior notes;
•$500.0 million additional principal value issued of 5.50% senior notes;
•3.8 million shares of our common stock repurchased at an average share price of $89.96 per share for a total cost of $339.0 million, including broker’s commissions; and

•entered into a second amendment to our second amended and restated credit agreement (the “Credit Agreement”) to, among other provisions, facilitate the BellRing Spin-off and to, among other things, change the reference interest rate applicable to revolving loan borrowings in U.S. Dollars from the London Interbank Offered Rate to a rate based on the secured overnight financing rate.
On June 27, 2022, we commenced a modified “Dutch Auction” tender offer to purchase up to $450.0 million in aggregate cash consideration (excluding accrued interest) of our (i) 4.625% senior notes maturing in April 2030 at a bid range of 81% to 88% of par and (ii) 4.50% senior notes maturing in September 2031 at a bid range of 80% to 87% of par (collectively, the “Tender Offer”). Subsequent to June 30, 2022, we settled the Tender Offer. We purchased $139.8 million in aggregate principal amount, or approximately 8%, of the outstanding 4.625% senior notes at 87% of par (inclusive of a tender premium of 5% of par value for early participation) and $381.8 million in aggregate principal amount, or approximately 22%, of the outstanding 4.50% senior notes at 86% of par (inclusive of a tender premium of 5% of par value for early participation). We paid aggregate cash consideration of $450.0 million for the Tender Offer, excluding accrued interest and fees.
Subsequent to June 30, 2022, we entered into a Joinder Agreement No. 2 (the “Second Joinder Agreement”) which provided for an incremental term loan (the “Second Incremental Term Loan”) of $450.0 million, excluding fees paid, under our Credit Agreement, which we borrowed in full on July 25, 2022. We used the proceeds of the Second Incremental Term Loan to fund the settlement of the Tender Offer.
The following table presents select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2022	2021
Cash provided by (used in):
Operating activities - continuing operations	$219.7	$249.4
Investing activities - continuing operations	(132.3)	(736.6)
Financing activities - continuing operations	(486.4)	29.8
Net cash used in discontinued operations	(151.9)	40.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.8)	6.2
Net decrease in cash, cash equivalents and restricted cash	$(556.7)	$(411.1)
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
Operating Activities - Continuing Operations
Cash provided by operating activities for the nine months ended June 30, 2022 decreased $29.7 million compared to the prior year period, driven by unfavorable changes in inventory pricing due to higher raw material costs in the current period and fluctuations in timing of trade accounts receivable within our Foodservice and Post Consumer Brands segments. This negative impact was partially offset by lower tax payments (net of refunds) of $17.2 million.
Investing Activities - Continuing Operations
Nine months ended June 30, 2022
Cash used in investing activities for the nine months ended June 30, 2022 was $132.3 million, primarily driven by capital expenditures of $167.3 million, net cash payments of $24.8 million, primarily related to our acquisition of Lacka Foods and cash paid related to investments in partnerships of $8.9 million, partially offset by proceeds from the sales of a business and property and assets held for sale of $50.5 million and $17.8 million, respectively. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
Nine months ended June 30, 2021
Cash used in investing activities for the nine months ended June 30, 2021 was $736.6 million, primarily driven by the deposit of $345.0 million of proceeds received by PHPC from the PHPC IPO and the PHPC Private Placement into a trust account, net cash paid of $290.3 million for our acquisitions of the PL RTE Cereal Business, Egg Beaters, Peter Pan and Almark, capital expenditures of $141.9 million and cash paid related to investments in partnerships of $17.1 million, partially offset by proceeds from the sales of equity securities and property and assets held for sale of $34.2 million and $19.0 million, respectively. Capital expenditures in the period primarily related to projects in our Post Consumer Brands, Foodservice and Refrigerated Retail segments.
Financing Activities - Continuing Operations
Nine months ended June 30, 2022
Cash used in financing activities for the nine months ended June 30, 2022 was $486.4 million. We paid $550.4 million of cash to BellRing in connection with the BellRing Spin-off, which was partially offset by cash receipts from BellRing of $3.2 million prior to the BellRing Spin-off related to quarterly tax distributions pursuant to BellRing Brands, LLC’s amended and restated limited liability company agreement. We received proceeds of $840.0 million from our First Incremental Term Loan, which were used to repay $840.0 million of principal of our 5.75% senior notes. We repaid $73.9 million principal value of our 4.50% senior notes and 5.0% senior notes, net of a $10.6 million discount. These repayments, combined with a principal payment on a municipal bond, resulted in total net repayments in long-term debt of $904.4 million. In connection with the repayment of the 5.75% senior notes (discussed above), we paid $24.1 million in debt premiums. We received proceeds of $500.0 million and a premium of $17.5 million from our additional 5.50% senior notes issuance. We paid $7.4 million in debt issuance costs and deferred financing fees in connection with our additional 5.50% senior notes issuance, our First Incremental Term Loan and the amendment of our Credit Agreement. We paid $343.0 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022.

Nine months ended June 30, 2021
Cash provided by financing activities for the nine months ended June 30, 2021 was $29.8 million. We received proceeds of $1,800.0 million from the issuance of our 4.50% senior notes. In connection with the 4.50% senior notes issuance, we paid $16.8 million in debt issuance costs. We repaid the outstanding principal balance under our 5.00% senior notes and made a principal payment on a municipal bond, which resulted in total repayments of long-term debt of $1,698.3 million. In connection with the repayment of the 5.00% senior notes, we paid $74.3 million in debt premiums. We paid $322.7 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. We received $47.5 million related to the settlement of share repurchase contracts that were entered into in fiscal 2020 and did not settle until fiscal 2021. PHPC received $345.0 million gross proceeds from the PHPC IPO and PHPC Sponsor purchased $40.0 million in PHPC Units in the PHPC IPO, which resulted in proceeds received from the PHPC IPO of $305.0 million. In connection with the PHPC IPO, PHPC incurred offering costs of $7.1 million.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of June 30, 2022, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2021. There have been no significant changes to our critical accounting policies and estimates since September 30, 2021.
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
•our ability to successfully execute the possible divestiture of our Investment in BellRing and the possibility that we may not realize the strategic and financial benefits from such possible divestiture and from the transactions relating to the BellRing Spin-off, including the qualification of these transactions for their intended tax treatment;
•the possibility that PHPC, a publicly-traded special purpose acquisition company in which we indirectly own an interest (through PHPC Sponsor, our wholly-owned subsidiary), may not consummate a suitable partnering transaction within the prescribed two-year time period, that the partnering transaction may not be successful or that the activities for PHPC could be distracting to our management;
•conflicting interests or the appearance of conflicting interests resulting from several of our directors and officers also serving as directors or officers of one or more companies in which we own an interest;
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
•our and PHPC’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•other risks and uncertainties included under “Risk Factors” within Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021, as updated by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022.
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
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $6 million and $17 million as of June 30, 2022 and September 30, 2021, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of June 30, 2022, a hypothetical 10% adverse change in the expected Euro-GBP exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount. The Company did not hold any foreign currency related derivatives at September 30, 2021.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”

Interest Rate Risk
Long-term debt
As of June 30, 2022, the Company had outstanding principal value of indebtedness of $6,032.7 million related to its senior notes and a municipal bond. At June 30, 2022, Post’s revolving credit facility had available borrowing capacity of $728.8 million. Of the total $6,032.7 million of outstanding indebtedness, $6,026.3 million bore interest at a weighted-average fixed interest rate of 5.0%. As of September 30, 2021, the Company had principal value of indebtedness of $6,447.7 million related to its senior notes and a municipal bond. At September 30, 2021, Post’s revolving credit facility had available borrowing capacity of $730.8 million. Of the total $6,447.7 million of outstanding indebtedness, $6,440.2 million bore interest at a weighted-average fixed interest rate of 5.1%.
As of June 30, 2022 and September 30, 2021, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond, was $5,312.7 million and $6,596.7 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $95 million and $38 million as of June 30, 2022 and September 30, 2021, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and nine months ended June 30, 2022 and 2021.
For additional information regarding the Company’s debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of June 30, 2022 and September 30, 2021, the Company had interest rate swaps with a notional value of $1,049.3 million and $1,749.3 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $38 million and $11 million as of June 30, 2022 and September 30, 2021, respectively.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Third Quarter 10-Q”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 19, 2021 (the “Annual Report”), as well as the risk factors contained in “Risk Factors” within Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022 (the “Second Quarter 10-Q”), which are incorporated herein by reference. As of the date of this Third Quarter 10-Q, there have been no material changes to the risk factors previously disclosed in the Annual Report as updated by the risk factors disclosed in the Second Quarter 10-Q. These risks could materially and adversely affect our businesses, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2022 - April 30, 2022	849,077	$74.10	849,077	$228,640,459
May 1, 2022 - May 31, 2022	1,034,539	$78.25	1,034,539	$147,684,959
June 1, 2022 - June 30, 2022	23,685	$80.54	23,685	$145,777,376
Total	1,907,301	$76.43	1,907,301	$145,777,376
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

*2.1
Transaction Agreement and Plan of Merger, dated as of October 26, 2021, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 27, 2021)

2.2
Amendment No. 1 to Transaction Agreement and Plan of Merger, dated as of February 28, 2022, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K (film no. 22683895) filed on February 28, 2022)

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

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2022

31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2022

32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2022

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “SEC”) a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	August 5, 2022	By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
EVP and Chief Financial Officer (Principal Financial Officer)