Form 10-K
period 2022-09-30
Post Holdings, Inc.
filed 2022-11-17
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,888,949,528.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 14, 2022: 58,603,600

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2022, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from the forward-looking statements in this report. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•significant volatility in the cost or availability of inputs to our businesses (including freight, raw materials, energy and other supplies);
•our ability to increase our prices to offset cost increases and the potential for such price increases to impact demand for our products;
•disruptions or inefficiencies in our supply chain, including as a result of inflation, labor shortages, insufficient product or raw material availability, limited freight carrier availability, our reliance on third parties for the supply of materials for or the manufacture of many of our products, public health crises (including the COVID-19 pandemic), climatic events, agricultural diseases and pests, fires and evacuations related thereto and other events beyond our control;
•our high leverage, our ability to obtain additional financing (including both secured and unsecured debt), our ability to service our outstanding debt (including covenants that restrict the operation of our businesses) and a downgrade or potential downgrade in our credit ratings;
•our ability to hire and retain talented personnel, increases in labor-related costs, the ability of our employees to safely perform their jobs, including the potential for physical injuries or illness, employee absenteeism, labor strikes, work stoppages and unionization efforts;
•changes in economic conditions, the occurrence of a recession, disruptions in the United States (the “U.S.”) and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;
•our ability to continue to compete in our product categories and our ability to retain our market position and favorable perceptions of our brands;
•the impacts of public health crises (including the COVID-19 pandemic), such as negative impacts on demand for our foodservice and on-the-go products, our ability to manufacture and deliver our products, workforce availability, the health and safety of our employees, operating costs, the global economy and capital markets and our operations generally;
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
•risks related to the intended tax treatment of the transactions we undertook, and intend to undertake, related to divestitures of our interest in BellRing Brands, Inc.;
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
•conflicting interests or the appearance of conflicting interests resulting from several of our directors and officers also serving as directors or officers of one or more other companies;
•our ability to successfully implement business strategies to reduce costs;
•impairment in the carrying value of goodwill or other intangibles;

•legal and regulatory factors, such as compliance with existing laws and regulations, as well as new laws and regulations and changes to existing laws and regulations and interpretations thereof, affecting our businesses, including current and future laws and regulations regarding tax matters, food safety, advertising and labeling, animal feeding and housing operations, data privacy and climate change and other environmental matters;
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
•costs associated with the obligations of Bob Evans Farms, Inc. (“Bob Evans”) in connection with the sale and separation of its restaurants business in April 2017, including certain indemnification obligations under the restaurants sale agreement and Bob Evans’s payment and performance obligations as a guarantor for certain leases;
•our ability to protect our intellectual property and other assets and to continue to use third party intellectual property subject to intellectual property licenses;
•the ability of our and our customers’ private brand products to compete with nationally branded products;
•the impact of national or international disputes, political instability, terrorism, war or armed hostilities, such as the ongoing conflict in Ukraine, including on the global economy, capital markets, our supply chain, commodity, energy and freight availability and costs and information security;
•risks associated with our international businesses;
•changes in critical accounting estimates;
•losses or increased funding and expenses related to our qualified pension or other postretirement plans;
•significant differences in our actual operating results from any of our guidance regarding our future performance;
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

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, including operating and industry risks, strategic risks, financial and economic risks, legal and regulatory risks and certain general risks, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:
•Increased input costs, including costs for freight, raw materials, energy and other supplies, or limited availability of such inputs could negatively impact our businesses, financial condition, results of operations and cash flows.
•Disruption of our supply chain could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
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
•We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, temporary workforce disruptions occurring for any reason could adversely impact our businesses, financial condition, results of operations and cash flows.
•Uncertain or unfavorable economic conditions, including pricing actions taken in response to such conditions, could limit consumer and customer demand for our products or otherwise adversely affect us.
•U.S. and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
•We operate in categories with strong competition.
•Public health crises, including the COVID-19 pandemic, and the economic uncertainty and other downstream impacts resulting from such crises have adversely impacted, are adversely impacting and could continue to adversely impact our financial and operational performance.
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
•Increases in labor-related costs, including the costs of medical and other employee health and welfare benefits, may reduce our profitability.
•Our business strategy depends upon us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable strategic transactions in the future. Our corporate development activities also may have an adverse impact on our businesses, financial condition, results of operations and cash flows.
•If the transactions we undertook, and intend to undertake, relating to divestitures of our interest in BellRing Brands, Inc. do not qualify for their intended tax treatment, we may incur significant tax liabilities.
•We are subject to a number of uncertainties while PHPC pursues a partnering transaction, which could adversely affect our businesses, financial condition, results of operations, cash flows and stock price.
•Our Company has overlapping directors and management with PHPC, BellRing Brands, Inc. and 8th Avenue Food & Provisions, Inc., each of which may lead to conflicting interests or the appearance of conflicting interests.
•We may experience difficulties in integrating acquired businesses, or acquisitions may not perform as expected.

•Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record impairment charges, which may be significant.
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
•Technology failures or cybersecurity incidents could disrupt our operations and negatively impact our businesses.
•Our Post Consumer Brands and Weetabix segments operate in the mature ready-to-eat cereal category, and the failure or weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
•Pending and future litigation may impair our reputation or cause us to incur significant costs.
•Termination of our material intellectual property licenses could have a material adverse effect on our businesses.
•Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands.
•Labor strikes or work stoppages by our employees could harm our businesses.
•Agricultural diseases or pests could harm our businesses, prospects, financial condition, results of operations and cash flows.
•National or international disputes, political instability, terrorism, war or armed hostilities may cause damage or disruption to us and our employees, facilities, suppliers, customers and information systems and could adversely affect our businesses, financial condition, results of operations and cash flows.
•Our international operations subject us to additional risks, including, among others, restrictions on the transfer of funds to and from foreign countries; unfavorable changes to tariffs, quotas, trade barriers, export or import restrictions or treaties; challenges with cross-border product distribution; increased exposure to general market conditions, fluctuations in currencies, political and economic uncertainty and other events outside of the U.S.; compliance with additional U.S. laws as well as laws outside of the U.S.; exposure to evolving regulations and stakeholder expectations related to environmental, social and governance matters; and the difficulty of conducting operations across diverse regions and employee bases.
•Actual operating results may differ significantly from our guidance and our and PHPC’s forward-looking statements.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.

PART I
ITEM 1.    BUSINESS
Introduction
We are a consumer packaged goods holding company with businesses operating in the center-of-the-store, refrigerated, foodservice and food ingredient categories. We also participate in the private brand food category, including through our ownership interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). In addition, we participate in the global convenient nutrition category, including through our minority ownership of BellRing Brands, Inc., a publicly-traded holding company offering ready-to-drink (“RTD”) shake and powder protein products (refer to “Recent Strategic Transactions – BellRing Brands, Inc.” below for a discussion of our recent transactions involving BellRing Brands, Inc.). Unless otherwise stated or the context otherwise indicates, all references in this Form 10-K to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated subsidiaries.
Post is a Missouri corporation incorporated on September 22, 2011. On February 3, 2012, Post completed its legal separation via a tax free spin-off from its former parent company. On February 6, 2012, Post common stock began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “POST”.
We operate in four reportable segments:
•Post Consumer Brands: Includes branded and private label ready-to-eat (“RTE”) cereals from the businesses of Post Foods, LLC, MOM Brands Company, LLC, which Post acquired in May 2015, Weetabix North America, which Post acquired as part of its acquisition of Weetabix Limited in July 2017 referred to below, and the RTE cereal operations of TreeHouse Foods, Inc., which Post acquired in June 2021, as well as nut butters under the Peter Pan brand, which Post acquired in January 2021;
•Weetabix: Includes the businesses of Weetabix Limited, which Post acquired in July 2017 and which produces and distributes branded and private label RTE cereal, hot cereals and other cereal-based food products, breakfast drinks and muesli primarily outside of North America, and Lacka Foods Limited, which Post acquired in April 2022 and which distributes and markets protein-based RTD shakes under the UFIT brand primarily in the United Kingdom (the “U.K.”);
•Foodservice: Includes primarily egg and potato products in the foodservice and food ingredient channels from the businesses of MFI Holding Corporation (“Michael Foods”), which Post acquired in June 2014, National Pasteurized Eggs, Inc. (“NPE”), which Post acquired in October 2016, Bob Evans Farms, Inc. (“Bob Evans”), which Post acquired in January 2018, Henningsen Foods, Inc., which Post acquired in July 2020, and Almark Foods (“Almark”), which Post acquired in February 2021; and
•Refrigerated Retail: Provides refrigerated retail products, inclusive of side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated products, from the businesses of Bob Evans, Michael Foods, including the business of Crystal Farms Dairy Company (“Crystal Farms”), which Post acquired as a part of its acquisition of Michael Foods in June 2014, NPE and Almark, as well as the Egg Beaters brand, which Post acquired in May 2021.
For additional information regarding our reportable segments, refer to Note 21 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Recent Strategic Transactions
BellRing Brands, Inc.
On October 21, 2019, the initial public offering of a minority interest in our historical active nutrition business was completed (the “BellRing IPO”). As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO (the “BellRing formation transactions”), BellRing Brands, Inc. (“Old BellRing”) became a holding company owning 28.8% of the non-voting membership units (the “BellRing LLC units”) of BellRing Brands, LLC and a publicly-traded company with its Class A common stock, $0.01 par value per share (the “Old BellRing Class A Common Stock”), trading on the NYSE under the ticker symbol “BRBR”. Immediately after the BellRing IPO, Post owned 71.2% of the BellRing LLC units and one share of Old BellRing’s Class B common stock, $0.01 par value per share (the “Old BellRing Class B Common Stock”). For additional information regarding the BellRing IPO, refer to Note 4 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
On March 9, 2022, pursuant to a transaction agreement and plan of merger, Post contributed its share of Old BellRing Class B Common Stock, all of its BellRing LLC units and cash to BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) in exchange for certain limited liability company interests in BellRing and the right to receive

$840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes” and such transactions are collectively referred to as the “BellRing Contribution”). On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post consummated the distribution of 80.1% of its ownership interest in BellRing common stock, $0.01 par value per share (“BellRing Common Stock”), to Post’s shareholders (the “BellRing Distribution,” and such transaction, the BellRing Contribution, the BellRing Merger (as defined below) and the “Debt-for-Debt Exchange” (which refers to Post’s delivery of the BellRing Notes to certain of its lenders in full satisfaction of certain of its debt obligations on March 10, 2022, as described in more detail in Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report) are collectively referred to as the “BellRing Spin-off”). Upon completion of the BellRing Distribution, BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing, merged with and into Old BellRing (the “BellRing Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. Pursuant to the BellRing Merger, each outstanding share of Old BellRing Class A Common Stock was converted into one share of BellRing Common Stock plus $2.97 in cash. As a result of the BellRing Spin-off, BellRing became the holding company for the legacy Old BellRing business. Immediately following the BellRing Spin-off, Post owned approximately 14.2% of the BellRing Common Stock and Post shareholders owned approximately 57.3% of the BellRing Common Stock. The former Old BellRing stockholders owned approximately 28.5% of the BellRing Common Stock, maintaining the same effective percentage ownership interest in the BellRing business as prior to the BellRing Spin-off. The BellRing Distribution was structured in a manner intended to qualify as a tax-free distribution to Post shareholders for United States (“U.S.”) federal income tax purposes, except to the extent of any cash received in lieu of fractional shares of BellRing Common Stock. For additional information regarding the BellRing Spin-off, refer to Note 4 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
On August 11, 2022, pursuant to an exchange agreement, Post transferred 14.8 million shares of BellRing Common Stock to certain lenders to repay and retire $342.3 million in aggregate principal amount of debt (such exchange, the “Debt-for-Equity Exchange”). Immediately after the completion of the Debt-for-Equity Exchange, Post held 4.6 million shares, or 3.4%, of BellRing Common Stock. For additional information regarding the Debt-for Equity Exchange, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Refer to “Risk Factors” in Item 1A of this report for a discussion of certain risks related to the fiscal 2022 transactions.
Post Holdings Partnering Corporation
In May and June of 2021, Post and Post Holdings Partnering Corporation (“PHPC”), a special purpose acquisition company (a “SPAC”), consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units,” and such transaction, the “PHPC IPO”), of which PHPC Sponsor, LLC, a wholly-owned subsidiary of Post (“PHPC Sponsor”), purchased 4.0 million PHPC Units. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC IPO generated gross proceeds to PHPC of $345.0 million. The PHPC Units, PHPC Series A Common Stock and PHPC Warrants each trade on the NYSE under the ticker symbols “PSPC.U”, “PSPC” and PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction by May 28, 2023 (which may be extended to August 28, 2023 in certain circumstances).
Substantially concurrently with the closing of the PHPC IPO, PHPC completed the private sale of 1.1 million units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, generating proceeds to PHPC of $10.9 million (the “PHPC Private Placement”). The PHPC Private Placement Units sold in the PHPC Private Placement are identical to the PHPC Units sold in the PHPC IPO, except that, with respect to the warrants underlying the PHPC Private Placement Units (the “PHPC Private Placement Warrants”) that are held by PHPC Sponsor or its permitted transferees, such PHPC Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the PHPC Warrants are called for redemption and a certain price per share of PHPC Series A Common Stock threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of PHPC’s partnering transaction. If the PHPC Private Placement Warrants are held by holders other than PHPC Sponsor or its permitted transferees, the PHPC Private Placement Warrants will be redeemable by PHPC in all redemption scenarios and exercisable by holders on the same basis as the PHPC Warrants.
In connection with the completion of the PHPC IPO, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), providing for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 million units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock, $0.0001 par value per share, and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of

$10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 million in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
Proceeds of $345.0 million were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account and not previously released to PHPC to pay taxes (less up to $100,000 of interest to pay dissolution expenses, if applicable).
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
As of September 30, 2022, Post beneficially owned 31.0% of the equity of PHPC and the net earnings and net assets of PHPC were consolidated within Post’s financial statements. The remaining 69.0% of the consolidated net earnings and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable noncontrolling interest. PHPC intends to partner with a company in the consumer products industry that complements the experience and expertise of Post’s management team and is a business to which Post believes it can add value.
For additional information regarding the PHPC IPO and related transactions, refer to “Risk Factors” in Item 1A of this report and Note 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
8th Avenue
On October 1, 2018, 8th Avenue was separately capitalized by Post and third parties through a series of transactions (the “8th Avenue Formation Transactions”), and 8th Avenue became the holding company for Post’s private brand food products business. After completion of the 8th Avenue Formation Transactions, Post retained 60.5% of the common equity in 8th Avenue, which, effective October 1, 2018, is accounted for using the equity method. For additional information regarding 8th Avenue, refer to Note 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report. 8th Avenue primarily manufactures and distributes private label peanut and other nut butters, pasta, dried fruit and nut products and granola.
Recent Events and Trends
Supply Chain
Emerging from the COVID-19 pandemic, labor shortages, input and freight inflation and other supply chain disruptions, including limited input availability and disruptions with third party manufacturers, continue to pressure our supply chain in all of our segments. We experienced inflationary headwinds across all segments of our business during the year ended September 30, 2022; however, these impacts were largely mitigated, with some time lag, through sales price increases, cost savings measures and hedging programs, when possible. We expect inflationary pressures to continue into fiscal 2023, and this trend could have a materially adverse impact in the future if inflation rates significantly exceed our ability to continue to achieve price increases or cost savings or if such price increases adversely impact demand for our products.
COVID-19 Pandemic
We continue to closely monitor the impact of the COVID-19 pandemic on our businesses. We have experienced higher demand in our foodservice business during fiscal 2022 compared to fiscal 2021 as away-from-home food demand has continued to recover from the impacts of the pandemic. While foodservice volumes remain slightly below pre-pandemic levels, we continue to expect foodservice profitability will return to pre-pandemic levels in fiscal 2023. Our products sold through retail channels generally experienced an uplift in sales through the first half of fiscal 2021, driven by increased at-home consumption in reaction to the COVID-19 pandemic, and returned to normalized levels in fiscal 2022. We have experienced inflationary headwinds across all segments of our business and we continue to mitigate these impacts through sales price increases and cost saving measures. We expect this trend to continue into fiscal 2023.
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
Conflict in Ukraine
The ongoing conflict in Ukraine and the subsequent economic sanctions imposed by some countries have had, and may continue to have, an adverse impact on fuel, transportation and commodity costs and may cause supply and demand disruptions in the markets we serve, including Europe. While we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers or suppliers in those countries, our businesses and operations have been negatively impacted by increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain raw materials and other commodities, and declarations of force majeure by certain suppliers during fiscal 2022. We expect certain energy costs and raw material costs to remain elevated as a result of the ongoing conflict. To date, the economic sanctions imposed on Russian businesses have not had a direct impact on our procurement of energy and raw materials, however, there can be no assurance that additional sanctions will not be implemented. If our energy and raw materials purchases are directly impacted by sanctions, we may incur additional costs to procure such commodities. Our ability to procure energy and raw materials in the quantities necessary for the normal operations of our business may be limited. In addition, the U.K. government has established an energy price cap, which is currently keeping our U.K.-based business energy costs below prevailing market rates. The price cap is set to expire in April 2023, after which energy costs to operate our U.K.-based facilities could increase materially.
Avian Influenza
During fiscal 2022 and continuing into fiscal 2023, our Foodservice and Refrigerated Retail segments were impacted by outbreaks of avian influenza (“AI”). As a result of AI, we have incurred, and anticipate will continue to incur, increased costs related to production inefficiencies, egg supply constraints and higher market-based egg prices due to the decreased availability of eggs on the open market. We have mitigated, and plan to continue to mitigate, these increased costs through the management of volume needs with customers and pricing actions to cover the higher cost structure. Through these actions, we anticipate we will continue to mitigate the impact of AI on the profitability of our egg business. However, these actions do not contemplate further AI outbreaks, and we expect AI to have continued impact on our egg business.
Our Business Model
We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Since our formation, we have expanded and established new platforms through numerous acquisitions. Our acquisition strategy has focused on businesses with product offerings that can strengthen our current portfolio, enable us to expand into complementary categories, geographic regions or distribution channels or provide diversification of cash flows in similar channels. In addition to acquisitions, we also have pursued and completed other types of strategic transactions. For example, we separately capitalized 8th Avenue with third parties in fiscal 2019, facilitated the completion of the BellRing IPO in fiscal 2020, the PHPC IPO in fiscal 2021 and the BellRing Spin-off and the Debt-for-Equity Exchange in fiscal 2022 and have completed other divestitures from time to time.
Our Businesses
Post Consumer Brands
Our Post Consumer Brands segment manufactures, markets and sells a portfolio of branded and private label packaged foods products primarily in the RTE cereal, hot cereal and peanut and nut butter categories. According to NielsenIQ’s Total U.S. expanded All Outlets Combined (“xAOC”) information, the RTE cereal category was $9.1 billion in sales for the 52-week period ended October 29, 2022 (“2022 NielsenIQ’s Total U.S. xAOC information”). Post Consumer Brands is the third largest seller of RTE cereals in the U.S. with a 19.8% branded share of retail dollar sales and a 23.7% branded share of retail pound sales, based on 2022 NielsenIQ’s Total U.S. xAOC information. NielsenIQ’s Total U.S. xAOC is representative of food, drug and mass merchandisers (including Walmart), some club retailers (including Sam’s Club and BJs), some dollar retailers (including Dollar General and Family Dollar) and military. Based on sales data for fiscal 2022, Post Consumer Brands’s core brands include the RTE cereal brands of Honey Bunches of Oats, Pebbles and Malt-O-Meal and the Peter Pan nut butter brand. Post Consumer Brands’s products are primarily manufactured through a flexible production platform at nine owned facilities in the U.S. and Canada, with our Peter Pan nut butters being primarily manufactured by third party manufacturers.
Weetabix
Our Weetabix segment primarily markets and distributes branded and private label RTE cereal products. According to Nielsen’s ScanTrack data for the 52-week period ended November 5, 2022 (“2022 Nielsen’s ScanTrack data”), the U.K. cereals and breakfast drinks category was £1.4 billion in sales. According to 2022 Nielsen’s ScanTrack data, Weetabix holds the number two overall position for branded manufacturers in the U.K. cereals and breakfast drinks category, the Weetabix brand, a core brand in Weetabix’s portfolio, holds the number one brand position in the U.K. cereals and breakfast drinks category and the Alpen brand, another core brand in Weetabix’s portfolio, was the number one muesli brand in the U.K; the core brands were determined based on sales data for fiscal 2022. Nielsen’s ScanTrack data is representative of grocery, health and beauty and beverage purchases, collating data from, among others, major grocery stores, independent grocery chains, convenience stores and gas stations. Weetabix also markets and distributes breakfast drinks, hot cereals and protein-based RTD shakes and nutritional snacks. Weetabix’s products are primarily manufactured at three owned manufacturing facilities in the U.K. Weetabix’s main markets are the U.K. and the Republic of Ireland. Weetabix distributes products to multiple countries throughout the world mainly through a network of third party distributors in the respective markets. Weetabix’s protein-based RTD shakes and nutritional snacks are co-manufactured in Germany and distributed in the U.K. through a network of large retail outlets. Weetabix also has a physical presence in the emerging markets of China and Hong Kong, mainly served through the eCommerce channel. In addition, Weetabix has operations in Africa through two joint ventures, each of which owns a manufacturing facility.
Cereal sold by our Post Consumer Brands and Weetabix segments together accounted for 44.3% of our consolidated net sales for fiscal 2022. For additional information regarding our net sales by product, refer to Note 21 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Foodservice
Through our Foodservice segment, we primarily produce and distribute egg and potato products in the foodservice and food ingredient channels. We provide a broad portfolio of egg products under several brands, with the primary brands being Papetti’s and Abbotsford Farms, and potato products; the primary brands were determined based on sales data for fiscal 2022. The Foodservice segment also manufactures certain meat products. Our operations include fourteen egg products production facilities in the U.S., some of which are fully integrated from the maintenance of laying flocks through the processing of egg products, three potato processing facilities and two meat products processing and production facilities. Several of these production facilities also produce products for our Refrigerated Retail segment.
Refrigerated Retail
Through our Refrigerated Retail segment, we produce and distribute side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated products to retail customers. Our refrigerated side dish, potato and sausage products are sold primarily under the Bob Evans, Bob Evans Farms and Simply Potatoes brands. We sell private label egg products as well as branded egg products primarily under the Bob Evans Egg Whites brand and the Egg Beaters brand. Our cheese and other dairy case products are sold principally under the Crystal Farms brand. The primary brands were determined based on fiscal 2022 sales data. Our products are manufactured across twelve facilities, five of which are egg products processing facilities and two of which are potato processing facilities previously referenced under the Foodservice segment discussion. In addition, our Egg Beaters products are manufactured under a co-manufacturing agreement at a third party facility, and we also use third party manufacturers for many of our cheese products.
Eggs and egg products sold by our Foodservice and Refrigerated Retail segments together accounted for 34.6% of our consolidated net sales for fiscal 2022, and side dishes (including potato products) sold by our Foodservice and Refrigerated Retail segments together accounted for 11.1% of our consolidated net sales for fiscal 2022. For additional information regarding our net sales by product, refer to Note 21 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Sales, Marketing and Distribution
Each of our businesses has developed marketing strategies specific to its product lines. For certain of our products, we have consumer-targeted marketing campaigns, which generally include television, digital and print advertisements, coupon offers, rebate programs, co-marketing arrangements with complementary consumer product and entertainment companies and joint advertising with select retail customers. We also generally use print and digital advertising and social media, as well as more targeted grass roots programs such as sampling events, in order to increase brand awareness and loyalty at both national and local levels. Our internet and social media efforts are used to educate consumers about the nutritional value and flavor profiles of our products and for product promotion and consumer entertainment.
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
Raw Materials and Energy
Raw materials used in our businesses (purchased from local, regional and international suppliers) include ingredients and packaging materials. The principal ingredients for the Post Consumer Brands and Weetabix segments are agricultural commodities, including wheat, oats, rice, corn, other grain products, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit and nuts. The principal ingredients for the Foodservice and Refrigerated Retail segments are eggs, pork, pasta, potatoes, cheese, milk and butter. A portion of our egg needs comes from Company-owned layer hens, and the balance is purchased under third party contracts and in the spot market. We also buy significant amounts of grain to feed layer hens. In addition, we procure live sows at prevailing market prices, and under fixed price contracts, from terminals, local auctions, country markets and corporate and family farms in various U.S. locations. Our businesses also use large quantities of water. Each of our segments utilizes raw material sources that ensure that its products meet standards, certifications and customer requirements, where applicable, for example, non-GMO, organic, gluten-free and/or cage-free. The principal packaging materials used by our businesses are folding cartons, corrugated boxes, flexible and rigid plastic film, trays and containers, beverage packaging and plastic lined cartonboard. Our Refrigerated Retail segment also uses large quantities of carbon dioxide as a cooling agent during its sausage production.
In addition, our manufacturing and distribution operations use large quantities of natural gas, electricity and diesel fuel. Cereal processing ovens and most of the Foodservice and Refrigerated Retail production facilities generally are fueled by natural gas, which is obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) also are used in our manufacturing facilities. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products, including in our internal fleet. Weetabix owns and operates its own combined heat and power generation unit, which is capable of supplying the majority of the requirements of its main operation site with power and steam which means the site can be operated using either electricity or natural gas.
Supply availability and prices paid for raw materials and energy can fluctuate widely due to external factors, including, as applicable, inflation, labor shortages, public health crises (such as the COVID-19 pandemic), geopolitical events, national or international disputes, terrorism, war or armed hostilities (such as the ongoing conflict in Ukraine), animal feed costs, any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, agricultural yield, governmental programs, regulations and trade and tariff policies, insects, plant diseases, increased demand, diseases affecting livestock (such as the 2015 and 2022 AI outbreaks and the 2013 PEDV swine outbreak) and milk price supports established by the U.S. Department of Agriculture (the “USDA”). In addition, the prices of inputs may increase as we pursue more sustainable, specially sourced or certified raw materials or alternative energy sources, including mandatory or voluntary transitions to low carbon renewables. Higher prices for natural gas, electricity and fuel also may increase our ingredient, production and delivery costs.
We continuously monitor worldwide supply and cost trends for our raw materials and energy needs to enable us to take appropriate action to obtain the necessary raw materials and energy for our operations. During fiscal 2022, we experienced higher than expected raw materials and energy costs, largely due to cost pressures resulting from economic conditions, including inflation and rising interest rates, labor shortages and other downstream impacts from the COVID-19 pandemic and the ongoing conflict in Ukraine. We expect these heightened costs to continue in fiscal 2023. In addition, during fiscal 2022, we have experienced, and expect to continue to experience, shortages of certain of our raw materials and energy, which have resulted, and we expect to continue to result, in us paying increased costs for our inputs and have impacted, and may in the future impact, our ability to produce our products.
Trademarks and Intellectual Property
We own or have long-term licenses to use a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’s trademarks include Post®, Post Consumer Brands®, Honey Bunches of Oats®, Great Grains®, Post® Bran Flakes, Post® Shredded Wheat, Spoon Size® Shredded Wheat, Golden Crisp®, Alpha-Bits®, Ohs!®, Shreddies™, Post® Raisin Bran, Grape-Nuts®, Honeycomb®, Frosted Mini Spooners®, Golden Puffs®, Cinnamon Toasters®, Fruity Dyno-Bites®, Cocoa Dyno-Bites®, Berry Colossal Crunch®, Malt-O-Meal®, Farina™, Dyno-Bites®, Mom’s Best®, Better Oats®, CoCo Wheats®, Peter Pan®, Weetabix®, Barbara’s® and Puffins®, each of which we own, as well as several trademarks that we license from third parties for use in the U.S., Canada and several other international markets, such as Pebbles®, Oreo O’s®, Chips Ahoy!®, Honeymaid® and Premier Protein®. The trademarks for the Weetabix business include Weetabix®, Alpen®,

Weetos™, Ready Brek™, Weetabix On The Go™, Oatibix® and UFIT™, each of which we own, as well as Oreo O’s®, which we license from a third party. The trademarks for the Foodservice business include Michael Foods™, Papetti’s®, Abbotsford Farms®, Simply Potatoes®, Henningsen Foods™ and Almark Foods™, each of which we own, and Just® Egg, which we license for use in North America. The trademarks for the Refrigerated Retail business include Davidson’s Safest Choice®, Abbotsford Farms®, Better’n Eggs®, Crystal Farms®, Simply Potatoes®, Diner’s Choice™, Westfield Farms®, David’s Deli®, Crescent Valley®, Owens®, Country Creek Farm® and Egg Beaters®, each of which we own, Bob Evans® (which is used in brands such as Bob Evans® Egg Whites), Bob Evans Farms® and Pineland Farms®, which we license for worldwide use, and Old El Paso™, which we license for use in the U.S. We also own the trademarks for Airly® and Oat Clouds®. Our owned trademarks are, in most cases, protected through registration in the U.S. or the U.K., as well as in many other countries where the related products are sold.
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
Seasonality
Demand for certain of our products may be influenced by holidays, changes in seasons or other events, which may impact customer and consumer spending patterns and the timing of promotional activities. For example, demand for our egg products, potatoes, sausage, side dishes, butter and cheese tends to increase during the Thanksgiving, Christmas, Easter and other holiday seasons, which may result in increased net sales during the first and third quarters of our fiscal year. Demand for our Malt-O-Meal hot wheat, Better Oats oatmeal and Ready Brek hot oats cereals also tends to be seasonably skewed towards the colder winter season. However, on a consolidated basis our net sales and results of operations generally are distributed relatively evenly over the quarters of our fiscal year.
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
Our largest customer, Walmart, accounted for 14.4% of our consolidated net sales in fiscal 2022. No other customer accounted for more than 10% of our fiscal 2022 consolidated net sales, but each of our segments depend on sales to large customers. For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for 28.0% of Post Consumer Brands’s net sales in fiscal 2022. The largest customers of our Weetabix segment, Tesco and Asda, accounted for 29.6% of Weetabix’s net sales in fiscal 2022. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 36.6% of the segment’s net sales in fiscal 2022. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 31.9% of the segment’s net sales in fiscal 2022. For purposes of this disclosure, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club.
Competition
The consumer food and beverage categories in which we operate are highly competitive and highly sensitive to both pricing and promotion. Competition is based on, among other things, brand appeal, recognition and loyalty, taste, nutritional value, price, ingredients, product quality, product availability, variety, innovation, distribution, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal competitors in these categories may have substantial financial, marketing and other resources. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and competitive pricing. The categories in which we operate are expected to remain highly competitive for the foreseeable future.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada and Europe are subject to regulations similar to those applicable to our businesses in the U.S. As a producer and distributor of goods for human consumption, our operations must comply with stringent production, storage, distribution, labeling and marketing standards administered by the applicable government entities, namely the Food and Drug Administration (the “FDA”), the USDA, the Federal Trade Commission and state and local agencies in the U.S., as well as similar regulatory agencies in Canada, Mexico, the U.K., the European Union (the “E.U.”) and elsewhere. Products that do not meet regulatory standards may be considered to be adulterated and/or misbranded and subject to recall.
Our facilities, like those of similar businesses, are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act and similar regulations in Canada and the U.K. These regulations require us to comply with certain safety standards to protect our employees. Further, certain of our Foodservice and Refrigerated Retail operations are subject to laws that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs, which laws may vary on a state to state basis. We also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition, economic sanctions and imports/exports.
In addition, our operations are subject to various federal, state and foreign laws and regulations regarding data privacy, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation and the California Consumer Privacy Act (as modified by the California Privacy Rights Act), each of which applies to certain of our businesses and deals with the collection and use of personal information obtained from data subjects. Our operations and products also are subject to various federal, state, local and foreign laws and regulations with respect to environmental matters, including air quality, noise, wastewater pretreatment and discharge, storm water, waste handling and disposal and other regulations intended to protect public health and the environment.
We continue to monitor developments in laws and regulations. While the impact of laws and regulations on our businesses cannot be predicted with certainty, we currently do not believe that compliance with existing laws and regulations will have a material effect on our capital expenditures, earnings or competitive position.
Human Capital
Post and its consolidated subsidiaries have approximately 10,420 employees as of November 1, 2022, of which approximately 8,700 are in the U.S., approximately 1,080 are in the U.K., approximately 470 are in Canada and approximately 170 are located in other jurisdictions. As of November 1, 2022, approximately 18.6% of such employees were unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. In general, as these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. Any new collective bargaining agreements could result in changes to our cost structure at the relevant facilities. We believe that overall we have good relationships with employees and their representative organizations.
Our people are critical to our success. While each of our businesses generally operates autonomously to implement its talent acquisition and management strategies with respect to its employees, our organization aligns to provide a safe, rewarding and respectful workplace where employees have opportunities to pursue development and career paths based on their skills, performance and potential. We adhere to our Code of Conduct, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity.
Health and Safety
We are committed to maintaining a healthy and safe workplace for our employees. We adhere to a global environmental, health, safety and sustainability policy. We utilize a comprehensive safety and risk management system that incorporates rigorous safety standards and practices, employee and leadership training to ensure consistent implementation of our safety protocols and periodic internal and external audits to evaluate our compliance with such policies. Through regular communications between safety teams and leaders, we strive to continuously improve and update our safety protocols and practices. Our senior leadership team and our Board of Directors receive periodic updates regarding the performance of our safety and risk management system and our risk mitigation activities.
Throughout the COVID-19 pandemic, we have adhered to our infectious disease preparedness and response plans, which continue to be informed by national and local data in the geographies in which we operate and which have continually been reviewed and updated by a cross-functional team comprised of human resources, health and safety and other employees across our organization as the pandemic has evolved. At various points during the pandemic, we have implemented a variety of safety measures to protect the health and safety of our employees. As the number of critical COVID-19 cases began to trend downward, and consistent with national and local health department direction, certain pandemic related safety measures were relaxed at our corporate offices and manufacturing facilities. However, if these trends were to reverse or a vaccine-resistant variant were to emerge and become prevalent, we would reevaluate our safety protocols at that time and implement any additional safety protocols needed. Emerging from the pandemic, we continue to highlight, invest in and recognize the importance of our employees to the success of our businesses.

Talent Acquisition, Development, Engagement and Retention
Acquiring, developing, engaging and retaining a diverse and talented workforce is key to accomplishing our talent acquisition, management and retention goals and to achieving business results.
We continue to enhance our talent acquisition philosophy across the enterprise through community outreach initiatives, providing training and resources to our recruiters and people leaders on interviewing skills and by enhancing our career websites and resources.
We believe encouraging internal mobility is a key strategy to reducing attrition by retaining critical talent across our organization, as well as building succession plans with their future roles in mind. We continue to implement initiatives to encourage and remove barriers to internal mobility opportunities.
Another key factor in our human capital management strategy is providing development opportunities and resources for our employees. We offer a variety of training and development programs for employees. In addition, we encourage building individual development plans and offer a large array of training resources, ranging from technical skills to communication and performance feedback. We also provide robust compliance training.
Our businesses conduct engagement surveys and then use those results to understand strengths and areas of opportunity. Many of our employees participate in company-organized volunteer events which foster a sense of community and giving.
We continue to review, evaluate and implement solutions and resources that address the physical, mental health and overall well-being of our employees. Our Total Rewards programs, plans and policies are designed to be comprehensive and competitive, support our business goals and be cost effective and promote shared fiscal responsibility. To support the health and financial needs of our employees, we offer competitive fixed and/or variable pay and a suite of benefit plans and programs to eligible employees, including medical, prescription drug, dental, vision, life insurance, disability coverage, employee assistance programs and defined benefit and defined contribution retirement plans.
Diversity, Equity and Inclusion
We are committed to building an inclusive culture throughout our organization. Our Diversity, Equity and Inclusion Council, which has representation from our holding company and each of our businesses, has been working to develop strategies and help establish initiatives for diversity, equity and inclusion (“DEI”) and create tools that can be used to align efforts and monitor and track progress across our organization. During fiscal 2021, we completed an internal assessment of our processes and practices, including an enterprise-wide culture survey, which informed our plans to focus on the following enterprise-wide DEI initiatives in fiscal 2022: (i) created an employee speak up line in an effort to foster a “speak up” culture with regard to DEI matters, (ii) developed training on how to foster more inclusive work environments, (iii) revised job descriptions to eliminate bias in our talent selection process, (iv) piloted several employee resource groups with a focus on DEI and (v) created a newsletter to share successful initiatives across our businesses, with a deliberate intention to learn and find ways to leverage such initiatives to support team member development and networking. Our Board of Directors receives periodic updates regarding our DEI efforts.
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
Information about our Executive Officers
The section below provides information regarding our executive officers and individuals chosen to become our executive officers as of November 16, 2022:
Robert V. Vitale, age 56, has served as our President and Chief Executive Officer and as a member of our Board of Directors since November 2014. Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 2014. Mr. Vitale served as president and chief executive officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of

Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale has been the executive chairman of BellRing, a publicly-traded former subsidiary of ours that manufactures products in the global convenient nutrition category, since September 2019, is a member of the board of directors of 8th Avenue, which we separately capitalized with third parties, and has been the president and chief investment officer of PHPC, our publicly-traded affiliate that is a SPAC formed for the purpose of effecting a partnering transaction with one or more businesses, since January 2021. Mr. Vitale also serves on the board of directors of Energizer Holdings, Inc., a publicly-traded manufacturer and distributor of primary batteries, portable lights and auto care appearance, performance, refrigerant and fragrance products.
Jeff A. Zadoks, age 57, has served as an Executive Vice President since November 2017 and as our Chief Financial Officer since November 2014 and will serve in these roles until December 1, 2022. Effective December 1, 2022, Mr. Zadoks will serve as our Executive Vice President and Chief Operating Officer. Mr. Zadoks previously served as our Senior Vice President and Chief Financial Officer from November 2014 until November 2017. Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 2014, and as our Corporate Controller from October 2011 until November 2014. Mr. Zadoks also serves as the chairman of the board of directors of PHPC, our publicly-traded affiliate that is a SPAC formed for the purpose of effecting a partnering transaction with one or more businesses. Prior to joining Post, Mr. Zadoks served as senior vice president and chief accounting officer at RehabCare Group, Inc., a provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as vice president and corporate controller of RehabCare Group from December 2003 until January 2010.
Matthew J. Mainer, age 51, will serve as our Senior Vice President, Chief Financial Officer and Treasurer, effective December 1, 2022. Mr. Mainer has served as our Senior Vice President and Treasurer since December 2018. Mr. Mainer previously served as our Vice President and Treasurer from January 2015 until November 2018. Prior to joining Post, Mr. Mainer served as Assistant Treasurer at Mallinckrodt plc, a global business that develops, manufactures, markets and distributes specialty pharmaceutical products and therapies, from January 2013 to December 2014 and as Vice President and Treasurer of ESCO Technologies Inc., a global provider of highly engineered products and solutions serving diverse end-markets, from November 2002 to December 2012.
Nicolas Catoggio, age 48, has served as President and Chief Executive Officer, Post Consumer Brands since September 2021. Mr. Catoggio has over twenty years of experience in the consumer goods industry. From 2007 to September 2021, he served in various roles at Boston Consulting Group (“BCG”), a privately owned global management consulting firm, advising clients in the consumer goods industry, most recently as managing director and senior partner from June 2021 to September 2021, and previously as managing director and partner from 2007 to May 2021. Before joining BCG, Mr. Catoggio served in various roles for eight years at Unilever PLC, a publicly-traded multinational consumer goods company, mainly in new business development, corporate strategy and finance.
Diedre J. Gray, age 44, has served as an Executive Vice President since November 2017 and as our General Counsel and Chief Administrative Officer since November 2014. She has served as our Corporate Secretary since January 2012. Ms. Gray previously served as our Senior Vice President, General Counsel and Chief Administrative Officer from November 2014 until November 2017. Ms. Gray served as our Senior Vice President-Legal starting in December 2011 and was promoted to Senior Vice President, General Counsel in September 2012. Prior to joining Post, Ms. Gray served as associate general counsel and assistant secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), a semiconductor and solar wafer manufacturing company, from 2010 to 2011. Previously, Ms. Gray was an attorney at Bryan Cave LLP (now Bryan Cave Leighton Paisner LLP) from 2003 to 2010.
Mark W. Westphal, age 57, has served as President, Foodservice (formerly known as Michael Foods) since January 2018. Until January 2018, Mr. Westphal served as Chief Financial Officer of Michael Foods for nearly ten years. Prior to joining Michael Foods in 1995, Mr. Westphal worked for Grant Thornton LLP, an audit, tax and advisory firm.

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
Operating and Industry Risks
Increased input costs, including costs for freight, raw materials, energy and other supplies, or limited availability of such inputs could negatively impact our businesses, financial condition, results of operations and cash flows.
Freight costs and availability are impacted by many factors beyond our control, including inflation, labor shortages, increased fuel costs, limited carrier availability, public health crises (such as the COVID-19 pandemic), strikes or other labor unrest, war or armed hostilities (such as the ongoing conflict in Ukraine), increased demand, increased compliance costs associated with new or changing government regulations and any naturally occurring or climate change-induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events.
The primary ingredients used by our businesses include wheat, oats, rice, corn, other grain products, eggs, pork, pasta, potatoes, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit, nuts and water. Our Foodservice and Refrigerated Retail segments also use corn and soybean meal as the primary grains fed to layer hens. Our primary packaging materials include folding cartons, corrugated boxes, flexible and rigid plastic film, trays and containers, beverage packaging and plastic lined cartonboard. In addition, our manufacturing operations use large quantities of natural gas, electricity, carbon dioxide, sanitizing supplies and personal protective equipment. The supply and price of these inputs are subject to market conditions and are impacted by many factors beyond our control, including those listed above for freight as well as geopolitical events, national or international disputes, terrorism, animal feed costs, agricultural yield, governmental programs, regulations or trade and tariff policies, insects, plant diseases, diseases affecting livestock (such as the 2015 and 2022 AI outbreaks and the 2013 PEDV swine outbreak) and milk price supports established by the USDA. Higher prices for natural gas, electricity and fuel also may increase our ingredient, production and delivery costs. In addition, the prices of inputs may increase as we pursue more sustainable, specially sourced or certified raw materials or alternative energy sources, including mandatory or voluntary transitions to low carbon renewables. We also have incurred, and expect to continue to incur, additional operating expenses as a result of cleaning and safety protocols implemented during the COVID-19 pandemic.
While, historically, the prices of freight and certain of our raw materials, energy and other supplies used in our businesses have fluctuated, we experienced higher than expected manufacturing and supply chain costs during fiscal 2022, largely due to cost pressures resulting from economic conditions, including inflation and rising interest rates, labor shortages and other downstream impacts from the COVID-19 pandemic and the ongoing conflict in Ukraine. We expect to continue to experience heightened costs in fiscal 2023. In addition, from time to time, we have experienced and expect to continue to experience shortages of certain of our raw materials, which have resulted, and we expect to continue to result, in us paying increased costs for such inputs and have impacted, and may in the future impact, our ability to produce our products.
The prices charged for our products may not reflect changes in our input costs at the time they occur or at all. Although we may take measures to mitigate the impact of inflationary and other cost pressures through pricing and efficiency gains, if these measures are ineffective or are not implemented in a timely manner, changes in input costs may limit our ability to maintain existing margins and may have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Further, we may not be able to raise our prices sufficiently in response to cost increases as a result of factors such as economic conditions, including inflation, rising interest rates, recessions or economic slowdowns, or competitive pressures. In addition, while we try to manage the impact of increases in certain of these costs by using hedges to lock in prices on quantities required to meet our anticipated production requirements, if we fail, or are unable, to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our businesses, financial condition, results of operations and cash flows could be adversely affected.
Disruption of our supply chain could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
In coordination with our suppliers, third party manufacturers and distributors, our ability to make, move and sell products is critical to our success. Damage or disruption to our collective supply, manufacturing or distribution capabilities resulting from inflation, the need for repairs or enhancements at facilities (including delays in repairing, obtaining and installing equipment), execution issues, labor shortages, insufficient product or raw material availability, limited freight carrier availability, public health crises (including the COVID-19 pandemic), governmental restrictions or mandates, geopolitical events, national or international disputes, terrorism, war or armed hostilities (including the ongoing conflict in Ukraine), border closures, any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, water stress, agricultural diseases, fires or evacuations related thereto, explosions, cyber incidents, strikes or other labor unrest or other reasons could impair our ability to source inputs or manufacture, sell or timely deliver our products. Competitors are, from time to time, affected differently by any of these events depending on a number of factors, including the location of their operations, suppliers and third party manufacturers and distributors. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events if they occur, particularly when an input is sourced from, or a product is manufactured at, a single location, could adversely affect our businesses, financial condition, results of operations and cash flows and require additional resources to restore our supply chain.
We have experienced, and expect to continue to experience, disruptions in our supply chain, including as a result of temporary workforce disruptions, labor shortages, delays in repairing, obtaining and installing equipment and other factors related to the COVID-19 pandemic and its downstream impacts and the ongoing conflict in Ukraine, and there is a continued risk of disruptions occurring in the future. Demand for certain of our products exceeded our production capacity at various points during the COVID-19 pandemic, and we expect to continue to experience pressures on our supply chain during fiscal 2023. In some instances, we have had, and continue to have, certain of our products on allocation. We continue to actively monitor the performance of our supply chain and operations; however, if we are unable to accurately predict future impacts on our supply chain due to various uncertainties, including the downstream impacts of the COVID-19 pandemic on the labor market and the economy, the emergence of new variants of the COVID-19 virus and the availability and adoption of effective treatments and vaccines, actions that may be taken by governmental authorities in response to the COVID-19 pandemic or its downstream impacts, changes in consumer behaviors and the impact of the ongoing conflict in Ukraine.
We are currently dependent upon third parties for the supply of materials for and the manufacture of many of our products. Our businesses could suffer as a result of a third party’s inability to supply materials for our products or produce our products for us on time or to our specifications.
Our businesses rely on independent third parties for the supply of materials for and the manufacture of many products. Our businesses could be materially affected if we fail to develop or maintain our relationships with these third parties, if any of these third parties is unable to fulfill its obligations to us, if any of these third parties fails to comply with governmental regulations applicable to the supply of materials for or manufacturing of our products or if any of these third parties ceases doing business with us or goes out of business. Additionally, from time to time, we have experienced, and expect to continue to experience, operational difficulties with these third parties, which may include increases in costs, reductions in the availability of materials or production capacity, delays in the addition of incremental capacity, failures to meet shipment or production deadlines, including as a result of public health crises (including the COVID-19 pandemic) and related governmental restrictions or mandates and any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, errors in complying with specifications and insufficient quality control. The inability of a third party supplier or manufacturer to ship orders in a timely manner or in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our businesses.
We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, temporary workforce disruptions occurring for any reason could adversely impact our businesses, financial condition, results of operations and cash flows.
Our employees are critical to our success. We depend upon the skills, working relationships and continued services of key employees including our senior management team. In addition, our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse employees to operate and expand our businesses. We compete with other companies both within and outside of our industry for skilled and talented employees. If we lose key employees, including one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees to operate and expand our businesses, our businesses, financial condition, results of operations and cash flows could be harmed. In addition, activities relating to recruiting, hiring, integrating and training our workforce may require significant time and expense. During the COVID-19 pandemic, certain of our businesses experienced, and may in the future experience, heightened employee turnover and labor shortages, resulting in our inability to meet consumer demand for certain of our products and lost institutional knowledge, which negatively impacted, and may in the future negatively impact, our businesses, financial condition, results of operations and cash flows.
Our businesses are dependent upon our employees being able to safely perform their jobs. If we experience workforce disruptions or periods where our employees are unable to safely perform their jobs for any reason, including as a result of employee absenteeism or widespread employee illness or based upon shelter in place or other restrictions put in place by governmental authorities (such as occurred during the COVID-19 pandemic), our businesses, financial condition, results of operations and cash flows could be adversely affected.

Uncertain or unfavorable economic conditions, including pricing actions taken in response to such conditions, could limit consumer and customer demand for our products or otherwise adversely affect us.
The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. In periods of adverse or uncertain economic conditions, such as periods of inflation, rising interest rates, recessions or economic slowdowns, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In certain of our businesses, during fiscal 2022, we experienced shifts to more value or private label products in response to inflation and other economic conditions. In addition, our customers actively manage their inventory levels and from time to time seek to reduce their inventories in response to such economic conditions. These circumstances adversely impact our profitability. Also, as a result of such economic conditions, we may not be able to raise our prices sufficiently, including in response to increased costs (such as those resulting from inflation), to protect profit margins. Further, uncertain or unfavorable economic conditions, including those resulting from the COVID-19 pandemic and its downstream impacts and the ongoing conflict in Ukraine, have negatively impacted and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Any of these events could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
We operate in categories with strong competition.
The consumer food and beverage categories in which we operate are highly competitive. Competition in these categories is based on, among other things, brand appeal, recognition and loyalty, taste, nutritional value, price, ingredients, product quality, product availability, variety, innovation, distribution, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Some of our competitors may have substantial financial, marketing and other resources and may spend more aggressively on advertising and promotional activities than we do. In most product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive and customer pressures, as well as industry supply and market demand, also may limit our ability to increase prices, including in response to increased costs (such as those resulting from inflation). Also, our competitors are increasingly using social media networks and digital platforms to advertise products. If we are unable to compete in this environment and use social media and digital platforms effectively, it could adversely affect our businesses, financial condition, results of operations and cash flows.
Public health crises, including the COVID-19 pandemic, and the economic uncertainty and other downstream impacts resulting from such crises have adversely impacted, are adversely impacting and could continue to adversely impact our financial and operational performance.
Public health crises, including the COVID-19 pandemic, and measures that have been and may in the future be taken by governments, businesses, including us, and individuals in response to such crises have had, are having and could continue to have certain impacts on our financial and operational performance, including the following:
•We have experienced, and may in the future experience, shifts in consumption of our foodservice and certain on-the-go products due to reduced consumer traffic or changes in consumer preferences in response to public health crises, such as the COVID-19 pandemic.
•The impact of the COVID-19 pandemic on our operations and the operations of third parties in our supply chain has included, and as a result of the downstream impacts of the pandemic, in certain cases we expect will in the future include, employee absenteeism and labor shortages, failure of third parties on which we rely to meet their obligations to us or disruptions in their ability to do so, increases in the costs, or reductions in the availability and timely delivery, of ingredients, packaging and other materials used to manufacture our products, operational delays, increases in the cost of freight, lack of adequate manufacturing capacity and delays in repairs at our facilities. We may experience similar impacts in the future as a result of other public health crises.
•We have incurred, and expect in the future to incur, increased operating expenses as a result of the COVID-19 pandemic and the changes in safety protocols that have resulted from the pandemic, which at various points have included, and in certain cases we expect to continue to include, facility reconfiguration costs, purchases of equipment and supplies in high demand, costs to engage third party resources and costs for facility sanitizings. We may in the future incur such additional operating expenses as a result of other public health crises.
•Unexpected variability and volatility in consumer demand that may constrain our production capacity or otherwise strain our supply chain and result in our inability to meet customer demand (such as occurred for certain of our products at certain points during the COVID-19 pandemic).
•Consumer perceptions of our response to a public health crisis, including the COVID-19 pandemic, and any perceived quality or health concerns (whether or not valid) regarding our products, could affect our brand value. In addition, actions we have taken or may take, or decisions we have made or may make, in response to a public health crisis, such as the COVID-19 pandemic, may result in investigations, legal claims or litigation against us.
•Significant policy changes in markets in which we manufacture, sell or distribute our products (including quarantines, import or export restrictions, price controls, governmental or regulatory actions, closures or other restrictions or unemployment or other benefits) could adversely impact our businesses, financial condition, results of operations and cash flows.
•Deteriorating economic conditions resulting from public health crises, including the COVID-19 pandemic, such as economic slowdowns or recessions or significant disruptions or volatility in financial markets, could limit our ability to satisfy our debt obligations or impact the cost or availability of additional capital.
•Business disruptions and uncertainties related to public health crises, including the COVID-19 pandemic, for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve anticipated cost savings and productivity initiatives on planned timelines.
These and other impacts resulting from public health crises have, in the case of the COVID-19 pandemic, materially affected, and may in the future materially affect, our businesses, financial condition, results of operations and cash flows. In addition, the impacts of such public health crises, have, in the case of the COVID-19 pandemic, heightened or manifested, or may in the future heighten or manifest, other risks set forth herein, any of which could have a material effect on us. Public health crises evolve rapidly and additional impacts may arise that we are not aware of as of the date hereof.
We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
Consumer and customer preferences and behaviors evolve over time due to a variety of factors. The success of our businesses depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors and to continue to develop and offer products that appeal to consumers and customers through the sales channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages, consumer at-home and on-the-go consumption patterns, shifts to more value or private label products, preferences for certain sales channels, concerns regarding the health effects of certain foods and beverages, attention to sourcing practices relating to ingredients, animal welfare concerns, environmental concerns (including climate change) regarding packaging and manufacturing processes and attention to other social and governance aspects of our Company, products and operations. Any significant changes in consumer or customer preferences and behaviors and our inability to anticipate or react to such changes could result in reduced demand for our products, which could negatively impact our businesses, financial condition, results of operations and cash flows.
In recent years, and particularly during the COVID-19 pandemic, consumers have increasingly been shopping through eCommerce websites and mobile commerce applications, and this trend is significantly altering the retail landscape in many of our markets. If we or our customers are unable to effectively compete in the expanding eCommerce market or develop the data analytics capabilities needed to generate actionable commercial insights, and appropriately act on such insights, our business performance may be impacted, which may negatively impact our financial condition, results of operations and cash flows. In addition, our Foodservice and Refrigerated Retail businesses are, and will continue to be, affected by changing preferences and requirements as to the housing of layer hens, as well as certain other farm animals. Many restaurant chains, foodservice companies and grocery chains have announced goals to transition to a cage-free egg supply, as well as goals for other farm animal initiatives, by specified future dates. Also, several states have enacted, or are proposing, provisions providing for specific requirements for the housing of certain farm animals. Meeting anticipated customer demand has resulted, and will continue to result, in additional operating and capital costs to procure cage-free eggs, to modify existing layer facilities and to construct new cage-free layer housing and comply with other farm animal initiatives. Also, our businesses are, and we expect will continue to be, affected by changing preferences and requirements as to the environmental and social impact of products. Several of our customers have announced goals to transition to recyclable, compostable or reusable packaging or requiring certified ingredients for specific products. These changing preferences and requirements could require us to use specially sourced ingredients and packaging types that may be more difficult to source or entail a higher cost or incremental capital investment, including within our manufacturing processes, which we may not be able to pass on to customers.
Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.
Maintaining and continually enhancing the value of our brands is critical to the success of our businesses. Brand value is based in large part on consumer perceptions. Brand value could diminish significantly due to a number of factors, including adverse publicity about us, our business practices, products, packaging, ingredients or sponsorship or endorsement relationships (whether or not valid), our suppliers’ or third party manufacturers’ business practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, real or perceived health concerns regarding our products, our products becoming unavailable to consumers, consumer perceptions that we have acted in an irresponsible manner or any failure or perceived failure to achieve sufficient environmental, social and governance performance. In addition, negative perceptions of the food and beverage industry as a whole, or segments of the food and beverage industry in which we operate, may heighten attention from consumers, third parties, the media, governments, our shareholders and other stakeholders to such factors and could adversely affect our brand image. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative social media posts or comments about us, our business practices, brands, products, ingredients, packaging, sponsorship or endorsement relationships, suppliers or third party manufacturers or the food and beverage industry generally (whether or not valid) in the media, especially on social or digital media, could seriously damage our brands and reputation. If we do not maintain favorable perceptions of our brands or if we experience a loss of consumer confidence in our brands, our businesses, financial condition, results of operations and cash flows could be adversely impacted.
The loss of, a significant reduction of purchases by or the bankruptcy of a major customer may adversely affect our businesses, financial condition, results of operations and cash flows. In addition, consolidation of our customer base, as well as competitive, economic and other pressures facing our customers, may hurt our volumes or profit margins.
A limited number of customer accounts represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for 14.4% of our consolidated net sales in fiscal 2022. Walmart also is the largest customer of our Post Consumer Brands segment, accounting for 28.0% of Post Consumer Brands’s net sales in fiscal 2022. The largest customers of our Weetabix segment, Tesco and Asda, accounted for 29.6% of Weetabix’s net sales in fiscal 2022. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 36.6% of the segment’s net sales in fiscal 2022. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 31.9% of the segment’s net sales in fiscal 2022. For purposes of this risk factor, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club.
The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, club stores, supercenters, mass merchandisers and national restaurant chains. The competition to supply products to these high-volume customers is intense. We do not have long-term supply agreements with a substantial number of our customers, including our largest customers. Our customers frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends, sell another brand on an exclusive or priority basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our businesses, financial condition, results of operations and cash flows. Our customers also may offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our businesses, financial condition, results of operations and cash flows may be adversely affected.
Over the past several years, the retail and foodservice channels have undergone significant consolidations, which have resulted in mass merchandisers and non-traditional retailers, including online food retailers, gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on generic and other value brands and increased promotional programs. If we are unable to respond to this environment, our profitability or volume growth could be negatively impacted. Additionally, if any of our existing retailer or distributor customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired retailer or distributor. Further, the traditional retail grocery outlets in the U.S. where certain of our businesses are concentrated have experienced slower growth in recent years than other retail channels, such as dollar stores, club stores and eCommerce retailers. This trend accelerated during the COVID-19 pandemic, and we expect it to continue in the future. Our businesses may be adversely affected if such non-traditional retailers take significant additional market share away from traditional retailers, if we are unable to effectively participate in such channels or if our customers fail to find ways to create more powerful digital tools and capabilities to enable them to grow their businesses. The consolidation in the retail and foodservice channels also increases the risk that adverse changes to our customers’ business operations or financial performance, including as a result of the COVID-19 pandemic and its downstream impacts or the ongoing conflict in Ukraine, would have a material adverse effect on us.
Our Post Consumer Brands and Weetabix segments operate in the mature RTE cereal category, and the failure or weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
Our Post Consumer Brands and Weetabix segments produce and distribute branded, licensed and private label RTE cereals and hot cereals, other cereal-based food products and muesli, selling products to grocery stores, discounters, big box retailers, foodservice distributors, wholesalers and convenience stores primarily across the U.S., Puerto Rico, Canada, Mexico, the U.K. and Ireland. Although the RTE cereal category experienced strong demand during the COVID-19 pandemic starting in March 2020 and continuing through the first half of fiscal 2021, the RTE cereal category had previously been experiencing weakness in recent years and the RTE cereal category has since returned to demand levels largely in line with pre-pandemic levels.

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
Successful growth depends upon our ability to add new retail and foodservice customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio with new innovative and profitable products. This growth would include expanding the number of our products our customers offer for sale and our product placement. The expansion of the business of our existing segments depends upon our ability to obtain new customers or expand our business with existing, large-account customers. Our failure to successfully add new customers, enter into new markets, expand our business with existing, large-account customers or enhance our product portfolio could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Labor strikes or work stoppages by our employees could harm our businesses.
Some of our full-time production, maintenance and warehouse employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our businesses, financial condition, results of operations and cash flows could be adversely affected. In addition, we periodically renegotiate the collective bargaining agreements in place at our facilities as such agreements expire, and we expect such agreements to be more difficult to negotiate due to, among other factors, heightened expectations from union members on wages, labor market conditions and inflation. As such agreements expire, if we are unable to enter into new agreements on favorable terms, our businesses, financial condition, results of operations and cash flows could be adversely impacted. Further, there is no guarantee that we will be able to enter into new agreements in a timely manner, and if new agreements are not reached, there could be interruptions in production at the respective facilities. In addition, we could be subject to unionization efforts at our non-union facilities. Increased unionization of our workforce could lead to disruptions in our businesses, increases in our operating costs and constraints on our operating flexibility.
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
Agricultural diseases or pests could harm our businesses, prospects, financial condition, results of operations and cash flows.
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
AI occasionally affects the domestic poultry industry, leading to hen deaths. In fiscal 2015, an AI outbreak occurred in the Midwest of the U.S., affecting a substantial portion of our owned and third party contracted flocks. In addition, in fiscal 2022, we were impacted by outbreaks of AI. Although we utilize biosecurity measures at our layer locations to protect against disease exposures, if our facilities are exposed to diseases and pests, such exposure could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our businesses, prospects, financial condition, results of operations and cash flows. In addition, diseases affecting livestock (including PEDV) occasionally impact sow supply, which could adversely affect our businesses, prospects, financial condition, results of operations and cash flows.
Our private label products may not be able to compete successfully with nationally branded products.
We participate in the private brand food category, producing and distributing private label products, including through our ownership interest in 8th Avenue. In many cases, competitors with nationally branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers and distributors becomes more challenging because the price differential between private label products and branded products may become less significant. Competitive pressures or promotions of branded products could cause us, 8th Avenue or our or 8th Avenue’s customers to lose sales, which may require us or 8th Avenue to lower prices or increase the use of discounting or promotional programs, each of which would adversely affect our or 8th Avenue’s margins, businesses, financial condition, results of operations, profitability and cash flows.

National or international disputes, political instability, terrorism, war or armed hostilities may cause damage or disruption to us and our employees, facilities, suppliers, customers and information systems and could adversely affect our businesses, financial condition, results of operations and cash flows.
Geopolitical events, national or international disputes, political instability, terrorism, war or armed hostilities, such as the ongoing conflict in Ukraine, may cause damage or disruption to our operations, international commerce and the global economy. The reactions of governments, markets and the general public to such events, including economic sanctions, tariffs and boycotts, may result in a number of adverse consequences for our businesses, suppliers and customers. Such events could lead to supply chain and transportation disruptions, constrained availability of raw materials and other commodities, inflation, increased commodity, energy and fuel costs, cyber attacks, breaches of information systems and other disruptions that could adversely affect our businesses and our customers and suppliers. Such events also could result in physical harm to our, our customers’ or our suppliers’ employees and property. In addition, such events could cause increased volatility in the capital markets, which could negatively impact our ability to obtain additional financing or refinance our existing debt obligations on commercially reasonable terms or at all. Any such events, including the ongoing conflict in Ukraine, may also have the effect of heightening many of the other risks described herein, such as those relating to capital markets, energy and freight costs, our supply chain, information security and market conditions, any of which could negatively affect our businesses, financial condition, results of operations and cash flows.
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
•unfavorable currency exchange rates, including those that may occur as a result of a public health crisis;
•challenges associated with cross-border product distribution, including those that have been caused (in the case of the COVID-19 pandemic) or may in the future be caused by a public health crisis;
•the occurrence of a public health crisis, such as the COVID-19 pandemic, which may cause us or our distributors, third party manufacturers, vendors or customers to temporarily suspend our or their respective operations in the affected city or country;
•increased exposure to general market and economic conditions, political and economic uncertainty and volatility and other events, including social unrest, government shutdowns, terrorist activity, acts of war or other armed hostilities (such as the ongoing conflict in Ukraine) and travel restrictions, outside of the U.S.;
•compliance with U.S. laws and regulations affecting operations outside of the U.S., including anti-corruption regulations (such as the U.S. Foreign Corrupt Practices Act), and changes to such laws and regulations;
•compliance with treaties, antitrust and competition laws, data privacy laws (including the General Data Protection Regulation and the E.U.’s retained law version of the General Data Protection Regulation), anti-corruption laws (including the U.K. Bribery Act), food safety and marketing laws and other regulatory requirements and a variety of other local, national and multi-national regulations and laws in multiple jurisdictions and changes to such treaties, laws and regulations;
•unfavorable changes in foreign tax treaties and policies, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations or tax audit implications;
•the difficulty and costs of maintaining effective data security;
•exposure to evolving regulations and stakeholder expectations related to environmental, social and governance matters, which could have significant implications on our operations, products, marketing and disclosures;
•the potential difficulty of enforcing intellectual property and contractual rights;

•increased risk of uncollectible accounts and longer collection cycles;
•unfavorable changes in labor conditions and difficulties in staffing our operations; and
•the difficulty and costs of designing and implementing an effective control environment across diverse regions and employee bases.
In addition, the exit of the U.K. from the E.U. (“Brexit”) in 2020 created uncertainty surrounding certain of our businesses. While many of the policies and procedures have become more certain as trading through Brexit has become normal course of business, we continue to plan for and mitigate risks to production post-Brexit. In addition, uncertainty remains as to whether the U.K. will make changes to the Northern Ireland protocol and any potential E.U. reaction to such changes, which could have an adverse effect on our businesses as it could lead to a trade war with the E.U. possibly suspending parts of the trade deal that removed tariffs and quotas for goods.
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Because we have operations and assets in foreign jurisdictions, as well as a portion of our contracts and revenues denominated in foreign currencies, and our consolidated financial statements are presented in U.S. dollars, we must translate our foreign assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our consolidated financial statements. Our principal currency exposures are to the British pound sterling and the Canadian dollar. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment, and our businesses, financial condition, results of operations and cash flows may be negatively affected.
Climate change, or legal or market measures to address climate change, may negatively affect our businesses, reputation and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may increase the potential frequency or severity of any acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events. If any of these climatic events has a negative effect on agricultural productivity, we may be subject to disruptions in the availability or less favorable pricing for certain raw materials that are necessary for our products, including wheat, oats and other grain products, sugar, fruit, nuts, eggs, potatoes, sows and dairy products. In addition, increases in the frequency and severity of extreme weather or natural disasters may result in damage or disruptions to our manufacturing operations or our third party manufacturers’ operations, disrupt our supply chain or distribution channels, impact demand for our products or increase our insurance or other operating costs. Also, water is essential to our businesses and the safety of our products, and the impacts of these climate changes may cause unpredictable availability of, or usage restrictions on, water of acceptable quality, which may lead to, among other things, adverse effects on our operations.
The increasing concern over climate change and related environmental sustainability matters also may result in more federal, state, local and foreign legal requirements, including requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water, implement new sustainability initiatives and comply with additional disclosure obligations. If we or our customers, suppliers or third party manufacturers become subject to additional legal and regulatory requirements, or if we or they choose to voluntarily take climate change mitigation and adaptation actions, we may experience significant increases in our operating costs. Further, our businesses could be adversely affected if we are unable to effectively address increased concerns from the media, shareholders and other stakeholders on climate change and related environmental, social and governance matters, which may include adverse impacts on our ability to raise capital or reduced demand for our products. Any failure to meet or delay in meeting, or perceived failure to meet or delay in meeting, stakeholder expectations on environmental, social and governance matters or any perception of a failure to act responsibly with respect to environmental, social or governance matters could lead to adverse publicity, which could damage our reputation, which in turn could adversely impact our operations or our ability to raise capital, as well as expose us to regulatory and legal risks.
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
If the transactions we undertook, and intend to undertake, relating to divestitures of our interest in BellRing do not qualify for their intended tax treatment, we may incur significant tax liabilities.
In March 2022, we completed a series of transactions related to a divestiture of a substantial portion of our interest in BellRing, which included the BellRing Contribution, the BellRing Distribution and the Debt-for-Debt Exchange. After the BellRing Distribution, we retained approximately 14.2% of the shares of BellRing Common Stock. On August 11, 2022, we completed the Debt-for-Equity Exchange. Immediately after the completion of the Debt-for-Equity Exchange, we held approximately 3.4% of the shares of BellRing Common Stock. By March 10, 2023, we intend to transfer all of our remaining shares of BellRing Common Stock in exchange for certain of our debt obligations or otherwise to our shareholders on terms to be determined by us (the “Additional Divestitures”). Detailed descriptions of the transactions discussed in this risk factor are provided in “Business” in Item 1 of this report under the heading “Recent Strategic Transactions – BellRing Brands, Inc.”
The BellRing Distribution was conditioned upon the receipt of a tax opinion from our tax advisor which concluded that the BellRing Distribution, together with certain related transactions, such as the Debt-for-Debt Exchange, the Debt-for-Equity Exchange and any other Additional Divestitures, qualifies as a tax-free reorganization within the meaning of Sections 368(a) and 355 of the U.S. Internal Revenue Code (the “IRC”) and is eligible for nonrecognition within the meaning of Sections 355 and 361 of the IRC. The tax opinion was based on, among other things, then-current law and certain representations and assumptions as to factual matters and certain statements and undertakings made by us and Old BellRing. Any change in the then-current applicable law, which may or may not be retroactive, or the failure of any factual representation, assumption, statement or undertaking to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the U.S. Internal Revenue Service (the “IRS”) or the courts, and the IRS and/or the courts may not agree with the tax opinion. If the BellRing Distribution, the Debt-for-Debt Exchange, the Debt-for- Equity Exchange or any other Additional Divestitures do not qualify as tax-free transactions for any reason, we may recognize a substantial gain for U.S. federal income tax purposes, which could materially adversely affect our businesses, financial condition and cash flows.
Moreover, if the BellRing Distribution is determined not to qualify for nonrecognition of gain and loss under Sections 368(a) and 355 of the IRC, each of our U.S. shareholders who received shares of BellRing Common Stock in the BellRing Distribution would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the shares of BellRing Common Stock received by such shareholder in the BellRing Distribution. In the event that one of our shareholders is treated as receiving a taxable distribution pursuant to the BellRing Distribution, the distribution to such shareholder would generally be taxable as a dividend to the extent of such shareholder’s allocable share of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes). To the extent the distribution exceeds such earnings and profits, the distribution would generally constitute a non-taxable return of capital to the extent of such shareholder’s tax basis in its shares of Post common stock, with any remaining amount of the distribution taxed as a capital gain.
Pursuant to a tax matters agreement among us, BellRing and Old BellRing (the “Tax Matters Agreement”), BellRing has agreed to indemnify us for any tax liabilities resulting from certain events, actions or inactions that BellRing takes that could affect the intended tax-free treatment of the transactions as set forth in the Tax Matters Agreement, including causing any portion of the BellRing Distribution, the Debt-for-Equity Exchange or any other Additional Divestitures to be taxable to us. BellRing’s indemnification obligations to us are not limited by any maximum amount and such amounts could be substantial. If BellRing were required to indemnify us under the circumstances set forth in the Tax Matters Agreement, BellRing may be subject to substantial liabilities and there is no assurance that BellRing will be able to satisfy such indemnification obligations.
Furthermore, pursuant to the Tax Matters Agreement, if and to the extent (i) the BellRing Distribution, the Debt-for-Equity Exchange and/or any other Additional Divestitures do not qualify as tax-free transactions, (ii) such failure to qualify as tax-free transactions gives rise to adjustments to the tax basis of assets held by BellRing and its subsidiaries, and (iii) BellRing is not required to indemnify us for any tax liabilities resulting from such failure to qualify as tax-free transactions pursuant to the Tax Matters Agreement, we will be entitled to periodic payments from BellRing equal to 85% of the tax savings arising from the aggregate increase to the tax basis of the assets held by BellRing and its subsidiaries resulting from such failure. Any failure by BellRing to satisfy these periodic payments, which could be substantial, could materially adversely affect our businesses, financial condition and cash flows.

We are subject to a number of uncertainties while PHPC pursues a partnering transaction, which could adversely affect our businesses, financial condition, results of operations, cash flows and stock price.
In May and June of 2021, PHPC completed the PHPC IPO. PHPC Sponsor, our wholly-owned subsidiary, purchased $40.0 million of PHPC Units in the PHPC IPO. In addition, PHPC Sponsor purchased PHPC Private Placement Units substantially concurrently with the closing of the PHPC IPO and holds shares of PHPC Series F Common Stock. PHPC Sponsor purchased the PHPC Private Placement Units and PHPC Series F Common Stock for approximately $10.9 million. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction by May 28, 2023 (which may be extended to August 28, 2023 in certain circumstances). We will be required to devote significant management and employee attention and resources to matters relating to PHPC while it pursues a partnering transaction. If PHPC is unable to consummate a suitable partnering transaction during the prescribed time frame, PHPC Sponsor would lose its investment in the PHPC Private Placement Units and PHPC Series F Common Stock, and we may experience negative reactions from the financial markets and from our shareholders. Alternatively, in the event that PHPC is able to consummate a partnering transaction, there is no assurance that we will realize the anticipated value from such transaction.
There has recently been heightened regulatory focus on SPACs, including recently issued accounting guidance and proposed SEC rules applicable to SPACs, resulting in substantial uncertainty in the SPAC markets. PHPC’s pursuit of a partnering transaction in this uncertain SPAC environment may result in delays, reduced investor and acquisition target interest in SPAC transactions, additional costs as instrument terms are reevaluated, our management and employees needing to devote extensive attention and resources to these matters and the possibility that PHPC may not be able to consummate a suitable partnering transaction at all during the prescribed time frame. The accounting guidance applicable to SPACs could subsequently be revisited, potentially necessitating restatements of PHPC’s financial statements, which could then impact and necessitate restatements of our financial statements. These matters have the potential to disrupt us from conducting business operations or pursuing other business strategies and could adversely affect our businesses, financial condition, results of operations, cash flows and stock price.
Our Company has overlapping directors and management with PHPC, BellRing and 8th Avenue, each of which may lead to conflicting interests or the appearance of conflicting interests.
Several of our directors and officers also serve as directors or officers of PHPC, BellRing and 8th Avenue, and there are overlapping directors with such entities. Our officers and members of our Board of Directors have fiduciary duties to our shareholders. Likewise, any such persons who serve in similar capacities at any of such other companies have fiduciary duties to that company’s shareholders or stockholders, as appropriate. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more other companies to which they owe fiduciary duties. In addition, some of our officers or members of our Board of Directors may own equity or options to purchase equity in one or more of such other companies. Such ownership interests may create, or appear to create, conflicts of interest when the applicable individuals are faced with decisions that could have different implications for us and the other companies. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
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
Our investments in the securities of any publicly-traded company, including BellRing, are subject to risks and uncertainties relating to such company’s business and ownership of such company’s common stock, some of which are disclosed in such company’s filings with the SEC, as well as risks and uncertainties relating to fluctuations in the global economy and public equity markets generally. Any such risk or uncertainty may cause the share price of such company’s common stock, and the value of our equity in such company, including our retained interest in BellRing, to decline, which could hinder our ability to dispose of our equity of such company, including our shares of BellRing Common Stock, at favorable market prices. We also may not be able to realize gains from our equity securities, and any gains that we do realize on the disposition of any equity may not be sufficient to offset any losses we experience.
Financial and Economic Risks
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our businesses.
We have a significant amount of debt. We had $5,969.3 million in aggregate principal amount of total debt as of September 30, 2022. Additionally, our secured revolving credit facility had borrowing capacity of $730.3 million at September 30, 2022 (all of which would be secured when drawn).
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
•require us to dedicate a substantial portion of our cash flows from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flows to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements;
•require us to use cash, shares of our common stock or both to settle any conversion obligations of our 2.50% convertible senior notes maturing in 2027 (the “Convertible Notes”), and require us to use cash to repurchase some or all of the Convertible Notes if a fundamental change (for example, a change of control of the Company) occurs;
•increase our vulnerability to adverse economic or industry conditions; and
•subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.
Our ability to meet expenses and debt service obligations will depend upon our future performance, which will be affected by financial, business, economic and other factors, including the impact of adverse economic conditions (including periods of inflation, rising interest rates or recessions), public health crises (including the COVID-19 pandemic), potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity.

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
Various risks, uncertainties and events beyond our control, including the impact of adverse economic conditions (including periods of inflation, rising interest rates or recessions) and public health crises (including the COVID-19 pandemic), could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.
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
A default would permit the lenders or noteholders, as applicable, to accelerate the maturity of the debt under these arrangements and, with respect to our credit agreement, to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our indentures and credit agreement. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
U.S. and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which have caused the spreads to applicable reference U.S. Treasury notes on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing. Further, our access to funds under our revolving credit facilities is dependent on the ability of the financial institutions that are parties to such facilities to meet their respective funding commitments. During the COVID-19 pandemic, and as a result of negative economic conditions, including inflation, rising interest rates and lower consumer confidence, and the impacts of the ongoing conflict in Ukraine, there have been periods, and there may in the future be periods, of increased volatility and pricing in the credit and capital markets. If such periods of increased volatility recur, it may become more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow money. These and other events affecting the credit and capital markets also have had, and may in the future have, an adverse effect on other financial markets in the U.S. Our businesses also could be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy, whether resulting from the COVID-19 pandemic and its related downstream impacts, the ongoing conflict in Ukraine or otherwise. Any of these risks could impair our ability to fund our operations, limit our ability to expand our businesses or increase our interest expense, which could have a material adverse impact on our businesses, financial condition, results of operations and cash flows.
Certain of our subsidiaries are not subject to the restrictive covenants in our debt, and their financial resources and assets may not be available to us to pay our obligations on our indebtedness.
We have designated 8th Avenue, PHPC Sponsor and PHPC and their respective subsidiaries as unrestricted subsidiaries under our credit agreement and senior note indentures. Any subsidiary that is designated as unrestricted is not a guarantor under our credit agreement or under our senior note indentures, and the assets of our unrestricted subsidiaries do not secure our obligations under our credit agreement. A substantial majority of the assets of PHPC are held in trust and are not available to us to pay our obligations on our indebtedness. In addition, 8th Avenue has entered into secured credit facilities that are separate from our credit agreement and senior note indentures and that restrict, among other matters, its ability to make distributions to us or engage in transactions with us. Accordingly, the financial resources and other assets of 8th Avenue, PHPC Sponsor and PHPC and their respective subsidiaries may not be available to us to pay our obligations on our indebtedness or, if available, may be significantly limited.
To service our indebtedness and other cash needs, we will require a significant amount of cash. Our ability to generate cash depends upon many factors beyond our control.
Our ability to pay interest on our outstanding senior notes, to fund the settlement of Convertible Notes, to satisfy our other debt obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, including the impact of periods of inflation, rising interest rates, recessions, public health crises (including the COVID-19 pandemic) and the ongoing conflict in Ukraine, will affect our ability to make these payments.
If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we may consider other options, including:
•sales of assets;
•sales of equity;
•reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; or
•negotiations with our lenders to restructure the applicable debt.
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
Inflationary pressures, shortages in the labor market and increased competition for skilled and talented employees have increased our labor costs, which have negatively impacted our profitability, and we expect this trend to continue into fiscal 2023, although there are some economic indicators beginning to signal an alleviation of wage pressures. Although we continue to develop and enhance opportunities for efficient work processes, including using robotic technology and other artificial intelligence capabilities, an inability to automate processes in our manufacturing and distribution facilities could cause this trend of increasing labor costs to continue. Labor costs also include the costs of providing medical and other health and welfare benefits to our employees as well as certain former employees. With approximately 10,420 employees as of November 1, 2022 (which excludes the employees of our unconsolidated subsidiaries), our profitability may be substantially affected by the costs of such benefits. Although we try to control these costs, they can vary because of changes in health care laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase in these costs could have a materially negative impact on our profitability.

Unsuccessful implementation of business strategies to reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our businesses, financial condition, results of operations and cash flows.
Many of our costs, such as freight, raw materials and energy, are impacted by factors that are outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, or if the implementation of these projects results in unintended consequences, such as business disruptions, distraction of management and employees or reduced productivity, our businesses, financial condition, results of operations and cash flows may be adversely impacted. The downstream impacts of the COVID-19 pandemic on the global supply chain, including inflation and labor shortages, have adversely affected and may continue to adversely affect our ability to timely obtain equipment and materials necessary to complete planned capital projects, some of which were delayed during the COVID-19 pandemic. Future disruptions and uncertainties for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives or impact our ability to complete projects to reduce costs or improve efficiency on planned timelines. If the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our businesses, financial condition, results of operations and cash flows may be adversely affected.
Increases in interest rates may negatively affect earnings.
As of September 30, 2022, we did not have debt outstanding under our variable interest rate revolving credit facility, and we had $6.4 million of variable interest rate municipal bond debt. In the future, we may have additional debt outstanding with exposure to interest rate risk. As a result, we may be adversely impacted by rising interest rates. Also, at September 30, 2022, we held derivative instruments whose market values are subject to changes in the London Interbank Offered Rate (“LIBOR”) rate or Secured Overnight Financing Rate (“SOFR”) rate, as applicable. These derivative instruments have resulted, and may continue to result, in volatility in our financial results due to interest rate fluctuations.
The U.K. Financial Conduct Authority, which regulates LIBOR, discontinued certain tenors of LIBOR in 2021 and intends to phase out the remaining tenors of LIBOR by June 30, 2023. The transition from LIBOR to other benchmarks has been the subject of private sector and governmental activity. During fiscal 2022, we amended our credit agreement to change the reference interest rate applicable to revolving loan borrowings in U.S. dollars from LIBOR to a rate based on the adjusted term SOFR rate (as defined in the credit agreement) and also to change the reference interest rate applicable to revolving loan borrowings in Pounds Sterling from a Eurodollar (that is, LIBOR) rate-based rate to a rate based on the Sterling Overnight Index Average (“SONIA”), an alternative benchmark interest rate. However, certain of our hedging transactions reference LIBOR as a benchmark in order to determine the applicable interest rate or payment amount.
It is unclear if alternative rates or benchmarks, such as SOFR and SONIA, will be widely adopted, and this uncertainty may impact the liquidity of the SOFR and SONIA loan markets. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment and on our borrowing costs. While we do not expect the transition from LIBOR and the risks related thereto to have a material adverse effect on us, it remains uncertain at this time.
Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record impairment charges, which may be significant.
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names and other acquired intangibles. Goodwill and indefinite-lived intangible assets are expected to contribute indefinitely to our cash flows and are not amortized. Management reviews all intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (which stands for earnings before interest, income taxes, depreciation and amortization) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. In fiscal 2022, 2021 and 2020, we had no impairments of goodwill or other intangible assets. Refer to Notes 2 and 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion of our goodwill and other intangibles.
Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
Rating agencies routinely evaluate us, and their ratings of our debt are based upon a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Any downgrade of our credit ratings by a credit rating agency, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all and result in a reduction in our liquidity. Our borrowing costs and access to capital markets also could be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity could adversely affect our financial condition, results of operations and cash flows.
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
Actual operating results may differ significantly from our guidance and our and PHPC’s forward-looking statements.
From time to time, we release guidance regarding our future performance, the future performance of some or all of our unconsolidated and consolidated subsidiaries or the expected future performance of companies or businesses that we have agreed to acquire. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and certain factors described in our current and periodic reports filed with the SEC. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party has audited, reviewed, examined, compiled or applied agreed upon procedures with respect to the guidance, and accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. The independent registered public accounting firm report included herein relates to our historical financial statements. It does not extend to any guidance and should not be read to do so.
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
Legal and Regulatory Risks
If our products become adulterated or contaminated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and may experience product liability claims if consumers are injured.
Selling food and beverage products involves a number of risks, including contamination, spoilage, degradation, tampering, allergens, mislabeling or other adulteration. Additionally, many of the ingredients used to make certain of our products, particularly eggs, pork, nuts, raw potatoes and grains, are vulnerable to contamination by naturally occurring molds and pathogens, such as salmonella. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. We may need to recall, withdraw or isolate some or all of our products if there is suspected or confirmed damage, adulteration, undeclared allergens, mislabeling, misbranding or other food safety concerns, whether caused by us or someone in our supply chain or distribution network. Such an incident could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. New scientific discoveries regarding microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any product cause illness or injury, we may be liable for monetary damages as a result of claims against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers or customers from buying our products or cause production and delivery disruptions. Although we have various insurance programs in place, any of these events or a loss of consumer or customer confidence could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations or to interpretations thereof, could adversely affect our businesses.
Our businesses are subject to a variety of laws and extensive regulations administered by federal, state and local government authorities for both the countries where we manufacture or license products, primarily in the U.S., Canada and the U.K., and those where we distribute products, including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling and distribution, animal welfare, worker health and workplace safety. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). Internationally, we are regulated by, among other authorities, Health Canada, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed or licensed. Certain of our businesses are subject to heightened regulations. Specifically, certain of our Foodservice and Refrigerated Retail businesses’ products are subject to continuous on-site inspections by the USDA. Such heightened regulatory scrutiny results in increased costs of operations and the potential for delays in product sales. In addition, there is some risk that product classifications could be changed by the regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs.
Governmental regulations also affect taxes and levies, tariffs, import and export restrictions, healthcare costs, energy sourcing and usage, environmental and sustainability actions and disclosures, data privacy, immigration and labor issues, governmental assistance programs and other regulatory reforms, any or all of which may have a direct or indirect effect on our businesses or the businesses of our customers, suppliers or third party manufacturers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children. We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we manufacture, sell or distribute our products.
The impact of current laws and regulations, changes in these laws or regulations or interpretations thereof or the introduction of new laws or regulations could increase the costs of doing business for us or our customers, suppliers or third party manufacturers, causing our businesses, financial condition, results of operations and cash flows to be adversely affected. As specific examples, some states have passed laws or enacted regulations that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs, which have resulted, and may in the future result, in us incurring additional operating and capital costs in the future. In addition, there is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to packaging, environmental contaminants, climate change and the regulation of greenhouse gas emissions and mandatory disclosures related to such topics. Compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations, strategy and supply chain management, which will likely require substantial time, attention and costs. The limited availability of government inspectors due to a government shutdown, government restrictions, public health crises (including the COVID-19 pandemic) or closed borders also could cause disruption to our manufacturing facilities.
It is possible that federal, state, local or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties and revocations of required licenses or injunctions, as well as potential criminal sanctions. Even if we make changes to align ourselves with changing legal or regulatory requirements, we may still be subject to significant penalties if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. If we are found to be significantly out of compliance with applicable laws, regulations or permits, an enforcement authority could issue a warning letter, institute enforcement actions or both, which could result in additional costs, product detentions, substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall product or otherwise remove product from the market and temporarily cease its manufacture and distribution, which would increase our costs and reduce our revenues. Any claims, such as product liability or labeling claims, resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations.
Technology failures or cybersecurity incidents could disrupt our operations and negatively impact our businesses.
Information technology is critically important to our operations. We rely on information technology networks and systems to process, transmit and store operating and financial information, to comply with regulatory, legal and tax requirements and to manage and support our business processes and activities, including our manufacturing operations. We also depend upon our information technology infrastructure for electronic communications among our locations, personnel, customers, third party manufacturers and suppliers. With an increasing number of employees working remotely in our workforce, our traditional network boundaries have been extended past our traditional physical facilities requiring that we protect our systems and data in environments that we do not control.
If we do not build and sustain the proper technology infrastructure or maintain or protect the related automated and manual control processes, or if one of our third party service providers fails to provide the services we require, we could be subject to, among other things, billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. Our and our third party vendors’ information technology systems may be vulnerable to a variety of invasions, interruptions or malfunctions due to events beyond our or their control, including, but not limited to, natural disasters, user error, terrorist attacks, telecommunications failures, power outages, computer viruses, ransomware and malware, hardware or software failures, cybersecurity incidents, hackers and other causes. Such invasions, interruptions or malfunctions could negatively impact our businesses. If any of our or our third party vendors’ significant information technology systems suffers severe damage, disruption or shutdown, including by malicious or unintentional actions of contractors or employees or by cyber attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, businesses, financial condition, results of operations and cash flows may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, competitive loss, litigation, reputational damage and other losses from leaks of confidential or personal information. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs.
Cyber attacks and other cybersecurity incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by individuals and groups (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, fraud, identity theft, public embarrassment with the intent to cause financial or reputational harm, corporate or nation-state espionage, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Our networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our operating environment potentially resulting in cyber intrusions, hacks or ransom attacks with intent to disrupt our business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, vendor information and other sensitive business information, including acquisition activity, non-public financial results and intellectual property (“Cyber Events”). Although we have not detected a material security breach to date, nor have we had material impact from breaches of our third party suppliers, we have had and continue to experience Cyber Events or other events of this nature and expect them to continue.
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
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. Over the past several years, there has been an increase in lawsuits filed against food and beverage companies alleging deceptive advertising and labeling. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation or brands. In addition, we may incur substantial costs and fees in defending such actions or asserting our rights, be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. The outcome of pending or future litigation is often difficult to predict and may have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

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
Failure to comply with personal data protection and privacy laws can adversely affect our businesses, financial condition, results of operations and cash flows.
    We are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding personal information, data privacy, data protection and data security. Such laws, regulations, guidelines and principles impose varying obligations and requirements from country to country or, within the U.S., from state to state, which can create complexity in our compliance efforts. Our efforts to comply with such requirements, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation and the California Consumer Privacy Act (as modified by the California Privacy Rights Act), require significant time and resources and impose significant challenges that are likely to continue to increase over time, particularly as additional jurisdictions adopt similar requirements. Failure to comply with these requirements or to otherwise protect personal data from unauthorized access, use or other processing could result in substantial penalties or fines, regulatory proceedings, litigation and damage to our reputation, all of which could adversely affect our businesses, financial condition, results of operations or cash flows.
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
In addition, in connection with the Bob Evans Restaurants Transaction, the Bob Evans Restaurants Buyer assumed the lease obligations of the Bob Evans restaurants business. However, as part of a sale leaseback transaction of 143 of Bob Evans’s restaurant properties that Bob Evans completed in 2016, Bob Evans and one of its wholly-owned subsidiaries entered into payment and performance guarantees relating to the leases on such restaurant properties (the “Guarantees”), which remained in place after the completion of the Bob Evans Restaurants Transaction. The Guarantees have subsequently been adjusted to 130 properties. Although the Bob Evans Restaurants Buyer assumed responsibility for the payment and performance obligations under the leases on the sale leaseback properties, under the terms of the Guarantees, we remain liable for payments due under any of the leases that remain in place if the Bob Evans Restaurants Buyer fails to satisfy its lease obligations where we do not otherwise have adequate defenses under the Guarantees, the lease agreements or applicable law. Any such unexpected expenses related to our obligations under the Guarantees or under the Restaurants Sale Agreement could adversely affect our financial condition, results of operations and cash flows.
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
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, future laws may more stringently regulate environmental matters, including greenhouse gas emissions, water use and wastewater management.
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
•our Board of Directors fixes the number of members on the Board of Directors;
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
General Risk Factors
Changes in tax laws may adversely affect us, and the IRS or a court may disagree with our tax positions, which may result in adverse effects on our businesses, financial condition, results of operations or cash flows.
There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in us. Furthermore, there is no assurance that the IRS, a foreign tax authority or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our businesses, financial condition, results of operations and cash flows.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks and uncertainties discussed in this report, announcements we make about our businesses, variations in our quarterly results of operations and those of our competitors, market data that is available to subscribers, reports by industry analysts, whether or not we meet the financial estimates of analysts who follow us, industry or market trends, investor perceptions, actions by credit rating agencies, future sales of our common stock, to the extent any Convertible Notes are converted into shares of our common stock or cash or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions, including periods of inflation, rising interest rates or recessions. In addition, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
As a result of such events or market volatility, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, this market volatility may impact our ability to raise capital through sales of our equity securities and may adversely affect the retentive power of our equity compensation plans, Further, in the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our businesses, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources.
A shareholder’s percentage ownership in Post may be diluted in the future.
As with any publicly-traded company, our shareholders’ percentage ownership in Post may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees and the vesting of those equity awards. For a brief discussion of our equity incentive plan, see Note 19 within “Notes to Consolidated Financial Statements” in Item 8 of this report. In addition, any Convertible Notes converted into shares of our common stock may dilute the ownership of our then existing shareholders.
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
PHPC, as a publicly-traded company, also is separately subject to SOX. Because PHPC is an “emerging growth company” (“EGC”) under the Jumpstart Our Business Startups Act of 2012, its independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting under SOX. However, at the time that PHPC ceases to be an EGC, it also will be subject to this requirement under SOX. Further, if PHPC does not satisfy the requirements imposed by SOX, or if it does not have effective internal control over financial reporting, any such occurrences could impact our ability to satisfy our SOX requirements and could impair the effectiveness of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the annual deadline imposed by SOX. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. In addition, in the event that we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As of September 30, 2022, management determined that our internal control over financial reporting was effective.

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
We own many of our manufacturing facilities. Certain of our owned real properties may be subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes our facilities generally are in good operating condition and, taken as a whole and in conjunction with our arrangements with third party manufacturers, are suitable and of sufficient capacity for our current operations. See “Risk Factors” in Item 1A of this report for more information about our supply chain and related disruptions. Utilization of manufacturing capacity varies by manufacturing facility based upon the type of products assigned and the level of demand for those products.
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
Weetabix
Weetabix has three owned manufacturing facilities in the U.K. in Burton Latimer, Corby and Ashton-under-Lyne, each of which includes warehousing space. In addition, Weetabix’s joint ventures in Kenya and South Africa each owns a manufacturing facility in those respective countries. Weetabix also leases office space in the U.K., United Arab Emirates, Spain, Holland and China, and leases warehouse space in China.
Foodservice
The Foodservice segment has leased administrative offices in Hopkins, Minnesota. Operations for our Foodservice segment include nine owned egg products production facilities in Illinois, Iowa, Minnesota and Nebraska, and five leased egg products production facilities in Arizona, New Jersey, Pennsylvania and South Dakota. The egg products business owns five layer facilities in the U.S. Operations for our Foodservice segment include two owned potato processing facilities in Mars Hill, Maine and Chaska, Minnesota, two owned meat products processing and production facilities in Norfolk and Ravenna, Nebraska and a leased potato processing facility in North Las Vegas, Nevada.
Refrigerated Retail
The Refrigerated Retail segment has leased administrative offices in New Albany, Ohio; Rogers, Arkansas and Edina, Minnesota and also utilizes a portion of the leased administrative office space in Cincinnati, Ohio previously referenced for our Post Consumer Brands business. In addition to certain of the egg products production facilities previously referenced for our Foodservice business, our Refrigerated Retail operations include owned sausage production plants in Hillsdale, Michigan and Xenia, Ohio. In addition to the facilities in Mars Hill, Maine and Chaska, Minnesota previously referenced for our Foodservice business, our Refrigerated Retail operations include an owned manufacturing plant in Sulphur Springs, Texas, which produces products such as sandwiches, side dishes and precooked sausage products, and a leased potato and side dish processing facility in Lima, Ohio. The Refrigerated Retail segment uses an owned transportation facility in Springfield, Ohio and a leased transportation facility in Sunnyvale, Texas. The Refrigerated Retail segment additionally operates an owned cheese processing and packaging facility and warehouse in Lake Mills, Wisconsin for its cheese and other dairy-case products business.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report, which is incorporated herein by reference.
Pursuant to SEC regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the fourth quarter of fiscal 2022.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “POST”. There were approximately 2,813 shareholders of record on November 14, 2022. We did not pay any cash dividends on our common stock during the years ended September 30, 2022 or 2021. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The information required under this Item 5 concerning equity compensation plan information is set out under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (b)
July 1, 2022 - July 31, 2022	—	—	—	$145,777,376
August 1, 2022 - August 31, 2022	1,107,419	$90.30	1,107,419	$45,777,441
September 1, 2022 - September 30, 2022	—	—	—	$300,000,000
Total	1,107,419	$90.30	1,107,419	$300,000,000
(a)Does not include broker’s commissions.
(b)On November 17, 2021, our Board of Directors approved an authorization to repurchase up to $400 million of shares of our common stock effective November 20, 2021 (the “Prior Authorization”). The Prior Authorization had an expiration date of November 20, 2023. On August 31, 2022, our Board of Directors terminated the Prior Authorization effective September 2, 2022 and approved a new authorization to repurchase up to $300.0 million of shares of our common stock effective September 3, 2022 (the “New Authorization”). The New Authorization expires on September 3, 2024. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. The table above shows the approximate dollar value of shares that may yet be repurchased under the New Authorization. As of September 2, 2022, the approximate dollar value of shares that could yet be purchased under the Prior Authorization was $45.8 million of shares of our common stock.

Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (i) Post common stock (with reinvestment of shares of BellRing Common Stock, as defined in Note 4 within “Notes to Consolidated Financial Statements” in Item 8 of this report, distributed to Post shareholders on March 10, 2022); (ii) the Russell 1000 index; and (iii) the S&P 1500 Packaged Foods & Meats Index.
This graph covers the period from September 29, 2017 through September 30, 2022.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among Post Holdings, Inc., the Russell 1000 Index and the S&P 1500 Packaged Foods & Meats Index

$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
Sep 29, 2017
Sep 28, 2018
Sep 30, 2019
Sep 30, 2020
Sep 30, 2021
Sep 30, 2022
Post Holdings, Inc.
Russell 1000 Index
S&P 1500 Packaged Foods & Meats Index

* $100 invested on 9/29/17 in stock or index.
Performance Graph Data

	Post ($)	Russell 1000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
9/29/2017	100.00	100.00	100.00
9/28/2018	111.07	117.75	98.07
9/30/2019	119.90	122.31	111.82
9/30/2020	97.43	141.88	116.33
9/30/2021	124.80	185.79	122.87
9/30/2022	136.06	153.77	129.45
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

On March 10, 2022, we completed the BellRing Spin-off (as defined below), which represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in our Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The following discussion reflects continuing operations only, unless otherwise indicated. See below for additional information.
OVERVIEW
We are a consumer packaged goods holding company, operating in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At September 30, 2022, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal and Peter Pan nut butters;
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based ready-to-drink shakes;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
Transactions
BellRing Brands, Inc.
On October 21, 2019, Old BellRing (our subsidiary at the time) closed its initial public offering (the “BellRing IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Old BellRing Class A Common Stock”). As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO, Old BellRing became a publicly-traded company, with the Old BellRing Class A Common Stock being traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BRBR”, and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of its non-voting membership units (the “BellRing LLC units”) with us owning 71.2% of the BellRing LLC units and one share of Old BellRing’s Class B common stock, $0.01 par value per share (the “Old BellRing Class B Common Stock”). Our ownership of the BellRing LLC units and the share of Old BellRing Class B Common Stock gave us a controlling interest in Old BellRing following the BellRing IPO. This controlling interest resulted in the full consolidation of Old BellRing and its subsidiaries into our financial statements prior to the BellRing Spin-off, while the remaining interest in Old BellRing’s consolidated net earnings and net assets not held by us were allocated to noncontrolling interest (“NCI”) prior to the BellRing Spin-off.
On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No.1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Spin-off Agreement”), by and among us, Old BellRing, BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), we contributed our share of Old BellRing Class B Common Stock, all of our BellRing LLC units, and $550.4 million of cash to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes” and such transactions, collectively, the “BellRing Contribution”).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and we distributed an aggregate of 78.1 million, or 80.1%, of our shares of BellRing common stock, $0.01 par value per share (“BellRing Common Stock”), to our shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution (the “BellRing Distribution”). Our shareholders received 1.267788 shares of BellRing Common Stock for every one share of our common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued, and instead, cash in lieu of any fractional shares was paid to our shareholders.

Upon completion of the BellRing Distribution, BellRing Merger Sub merged with and into Old BellRing (the “BellRing Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. Pursuant to the BellRing Merger, each outstanding share of Old BellRing Class A Common Stock was converted into one share of BellRing Common Stock plus $2.97 in cash. The transactions described above, including the BellRing Contribution, the BellRing Distribution and the BellRing Merger, as well as the Debt-for-Debt Exchange described under “Liquidity and Capital Resources” below, are collectively referred to as the “BellRing Spin-off.”
Immediately following the BellRing Spin-off, we owned approximately 14.2% of the BellRing Common Stock and our shareholders owned approximately 57.3% of the BellRing Common Stock. The former Old BellRing stockholders owned approximately 28.5% of the BellRing Common Stock, maintaining the same effective percentage ownership interest in the Old BellRing business as prior to the BellRing Spin-off. As a result of the BellRing Spin-off, the dual class voting structure in the BellRing business was eliminated. The BellRing Distribution was structured in a manner intended to qualify as a tax-free distribution to our shareholders for United States (“U.S.”) federal income tax purposes, except to the extent of any cash received in lieu of fractional shares of BellRing Common Stock.
On March 17, 2022, we utilized proceeds received in connection with the BellRing Spin-off to redeem a portion of our existing 5.75% senior notes.
On August 11, 2022, we transferred 14.8 million of our remaining shares of BellRing Common Stock to repay certain outstanding debt obligations as part of a Debt-for-Equity Exchange (as defined in “Liquidity and Capital Resources” below). As of September 30, 2022, we owned 4.6 million shares of BellRing Common Stock, or 3.4% of the equity interest in BellRing.
We incurred separation-related expenses of $29.9 million during the year ended September 30, 2022 related to the BellRing Spin-off and subsequent partial divestment of our Investment in BellRing (as defined below). For additional discussion, refer to “Liquidity and Capital Resources” within this section. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations.
For additional information on the BellRing Spin-off, refer to Notes 4 and 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Initial Public Offering of Post Holdings Partnering Corporation
In May and June of 2021, we and Post Holdings Partnering Corporation, a special purpose acquisition company (“PHPC”), consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units” and such transaction, the “PHPC IPO”), of which PHPC Sponsor, LLC, our wholly-owned subsidiary (“PHPC Sponsor”), purchased 4.0 million PHPC Units. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0 million. The PHPC Units, PHPC Series A Common Stock and PHPC Warrants each trade on the NYSE under the ticker symbols “PSPC.U”, “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction by May 28, 2023 (which may be extended to August 28, 2023 in certain circumstances).
Substantially concurrently with the closing of the PHPC IPO, PHPC completed the private sale of 1.1 million units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, generating proceeds to PHPC of $10.9 million (the “PHPC Private Placement”). The PHPC Private Placement Units sold in the PHPC Private Placement are identical to the PHPC Units sold in the PHPC IPO, except that, with respect to the warrants underlying the PHPC Private Placement Units (the “PHPC Private Placement Warrants”) that are held by PHPC Sponsor or its permitted transferees, such PHPC Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the PHPC Warrants are called for redemption and a certain price per share of PHPC Series A Common Stock threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of PHPC’s partnering transaction. If the PHPC Private Placement Warrants are held by holders other than PHPC Sponsor or its permitted transferees, the PHPC Private Placement Warrants will be redeemable by PHPC in all redemption scenarios and exercisable by holders on the same basis as the PHPC Warrants.
In addition, we, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC, $0.0001 par value per share, have certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s certificate of incorporation.

In connection with the completion of the PHPC IPO, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), providing for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 million units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock, $0.0001 par value per share, and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of $10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 million in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
In determining the accounting treatment of our equity interest in PHPC, management concluded that PHPC is a variable interest entity (“VIE”) as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, as well as the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. PHPC Sponsor is the primary beneficiary of PHPC as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from PHPC, as well as the power to direct a majority of the activities that significantly impact PHPC’s economic performance, including target identification. As such, PHPC is fully consolidated into our financial statements.
As of both September 30, 2022 and 2021, we beneficially owned 31.0% of the equity of PHPC and the net earnings and net assets of PHPC were consolidated within our financial statements. The remaining 69.0% of the consolidated net earnings and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
Acquisitions
We completed the following acquisitions during the reporting period:
Fiscal 2022
•Lacka Foods Limited (“Lacka Foods”), acquired on April 5, 2022 and reported in our Weetabix segment.
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
COVID-19
We continue to closely monitor the impact of the COVID-19 pandemic on our businesses. We have experienced higher demand in our foodservice business during fiscal 2022 compared to fiscal 2021 as away-from-home food demand has continued to recover from the impacts of the pandemic. While foodservice volumes remain slightly below pre-pandemic levels, we continue to expect foodservice profitability will return to pre-pandemic levels in fiscal 2023. Our products sold through retail channels generally experienced an uplift in sales through the first half of fiscal 2021, driven by increased at-home consumption in reaction to the COVID-19 pandemic, and returned to normalized levels in fiscal 2022. We have experienced inflationary headwinds across all segments of our business and we continue to mitigate these impacts through sales price increases and cost saving measures. We expect this trend to continue into fiscal 2023.
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
Conflict in Ukraine
The ongoing conflict in Ukraine and the subsequent economic sanctions imposed by some countries have had, and may continue to have, an adverse impact on fuel, transportation and commodity costs and may cause supply and demand disruptions in the markets we serve, including Europe. While we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers or suppliers in those countries, our businesses and operations have been negatively impacted by increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain raw materials and other commodities, and declarations of force majeure by certain suppliers during fiscal 2022. We expect certain energy costs and raw material costs to remain elevated as a result of the ongoing conflict. To date, the economic sanctions imposed on Russian businesses have not had a direct impact on our procurement of energy and raw materials, however, there can be no assurance that additional sanctions will not be implemented. If our energy and raw materials purchases are directly impacted by sanctions, we may incur additional costs to procure such commodities. Our ability to procure energy and raw materials in the quantities necessary for the normal operations of our business may be limited. In addition, the U.K. government has established an energy price cap, which is currently keeping our U.K.-based business energy costs below prevailing market rates. The price cap is set to expire in April 2023, after which energy costs to operate our U.K.-based facilities could increase materially.
Avian Influenza
During fiscal 2022 and continuing into fiscal 2023, our Foodservice and Refrigerated Retail segments were impacted by outbreaks of avian influenza (“AI”). As a result of AI, we have incurred, and anticipate will continue to incur, increased costs related to production inefficiencies, egg supply constraints and higher market-based egg prices due to the decreased availability of eggs on the open market. We have mitigated, and plan to continue to mitigate, these increased costs through the management of volume needs with customers and pricing actions to cover the higher cost structure. Through these actions, we anticipate we will continue to mitigate the impact of AI on the profitability of our egg business. However, these actions do not contemplate further AI outbreaks, and we expect AI to have continued impact on our egg business.

RESULTS OF OPERATIONS

	Fiscal 2022 compared to 2021				Fiscal 2021 compared to 2020
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$5,851.2	$4,980.7	$870.5	17%	$4,980.7	$4,711.0	$269.7	6%

Operating Profit	$415.6	$487.7	$(72.1)	(15)%	$487.7	$536.5	$(48.8)	(9)%
Interest expense, net	317.8	332.6	14.8	4%	332.6	333.9	1.3	—%
(Gain) loss on extinguishment of debt, net	(72.6)	93.2	165.8	178%	93.2	72.9	(20.3)	(28)%
(Income) expense on swaps, net	(268.0)	(122.8)	145.2	118%	(122.8)	187.1	309.9	166%
Gain on investment in BellRing	(437.1)	—	437.1	n/a	—	—	—	n/a
Other income, net	(19.8)	(29.3)	(9.5)	(32)%	(29.3)	(11.5)	17.8	155%
Income tax expense (benefit)	85.7	58.2	(27.5)	(47)%	58.2	(21.3)	(79.5)	(373)%
Equity method loss, net of tax	67.1	43.9	(23.2)	(53)%	43.9	30.9	(13.0)	(42)%
Less: Net earnings attributable to noncontrolling interests from continuing operations	7.5	7.0	(0.5)	(7)%	7.0	1.0	(6.0)	(600)%
Net earnings from discontinued operations, net of tax and noncontrolling interest	21.6	61.8	(40.2)	(65)%	$61.8	$57.3	4.5	8%
Net Earnings	$756.6	$166.7	$589.9	354%	$166.7	$0.8	$165.9	20,738%
Net Sales
Fiscal 2022 compared to 2021
Net sales increased $870.5 million, or 17%, during the year ended September 30, 2022. This increase was due to growth in our Foodservice, Post Consumer Brands and Refrigerated Retail segments, which included incremental contributions from our fiscal 2021 acquisitions. For further discussion, refer to “Segment Results” within this section.
Fiscal 2021 compared to 2020
Net sales increased $269.7 million, or 6%, during the year ended September 30, 2021. This increase was due to growth in our Foodservice, Weetabix and Refrigerated Retail segments, which included incremental contributions from our fiscal 2021 and 2020 acquisitions. These positive impacts were partially offset by a decline in our Post Consumer Brands segment. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Fiscal 2022 compared to 2021
Operating profit decreased $72.1 million, or 15%, for the year ended September 30, 2022. This decrease was due to increased general corporate expenses and lower segment profit within our Refrigerated Retail, Weetabix and Post Consumer Brands segments, partially offset by increased segment profit within our Foodservice segment. For further discussion, refer to “Segment Results” within this section.
Fiscal 2021 compared to 2020
Operating profit decreased $48.8 million, or 9%, for the year ended September 30, 2021. This decrease was primarily due to lower segment profit within our Post Consumer Brands and Refrigerated Retail segments, partially offset by increased segment profit within our Foodservice and Weetabix segments, as well as decreased general corporate expenses and other. For further discussion, refer to “Segment Results” within this section.

Interest Expense, net
Interest expense decreased $14.8 million, or 4%, for the year ended September 30, 2022, compared to the prior year. The decrease was driven by a lower weighted-average interest rate when compared to fiscal 2021, lower average outstanding principal amounts of debt compared to the prior year and increased interest income. Our weighted-average interest rate on our total outstanding debt was 5.0% and 5.1% for the years ended September 30, 2022 and 2021, respectively.
Interest expense decreased $1.3 million, or less than 1%, for the year ended September 30, 2021, compared to the prior year. The decrease was driven by a lower weighted-average interest rate when compared to fiscal 2020, decreased amortization of debt issuance costs, deferred financing fees and debt discount of $1.7 million and increased amortization of debt premium of $1.7 million. These positive impacts were partially offset by lower interest income of $5.6 million on our cash balances. Our weighted-average interest rate on our total outstanding debt was 5.1% and 5.3% for the years ended September 30, 2021 and 2020, respectively.
For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.
(Gain) Loss on Extinguishment of Debt, net
During the year ended September 30, 2022, we recognized a net gain of $72.6 million related to the extinguishment of debt. The net gain primarily related to the partial repurchase of our 4.50% senior notes, our 4.625% senior notes and our 5.50% senior notes maturing in December 2029 (our “5.50% senior notes”), partially offset by a net loss related to the partial redemption of our 5.75% senior notes. The net gain included net debt discounts received of $73.7 million and the write-off of unamortized premiums of $15.3 million, partially offset by the write-offs of debt issuance costs and tender fees of $12.2 million related to our senior notes and $4.2 million of write-offs of debt issuance costs related to our First Incremental Term Loan and Second Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section).
During the year ended September 30, 2021, we recognized a loss of $93.2 million related to extinguishment of debt. The loss related to the repayment of the outstanding principal balance of our 5.00% senior notes. The loss included debt premiums paid of $74.3 million and write-offs of debt issuance costs of $18.9 million.
During the year ended September 30, 2020, we recognized a loss of $72.9 million related to extinguishment of debt. The loss related to repayments of the outstanding principal balances of our 2020 bridge loan, our previously outstanding term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, as well as the amendment and restatement of our credit agreement (as amended, restated or amended and restated, the “Credit Agreement”). The loss included premiums paid of $49.8 million and write-offs of debt issuance costs of $23.1 million.
For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
(Income) Expense on Swaps, net
During the years ended September 30, 2022, 2021 and 2020, we recognized net (income) expense of $(268.0) million, $(122.8) million and $187.1 million, respectively, related to mark-to-market adjustments on our interest rate swaps that were not designated as hedging instruments. For additional information on our interest rate swaps, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.
Gain on Investment in BellRing
During the year ended September 30, 2022, we recorded a gain of $437.1 million related to our equity interest in BellRing subsequent to the BellRing Spin-off (our “Investment in BellRing”), which is accounted for as an equity security.
For additional information on our Investment in BellRing, refer to Notes 4, 5 and 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

Income Tax Expense (Benefit)
Our effective income tax rate for fiscal 2022 was 9.6% compared to 27.2% for fiscal 2021 and (46.4)% for fiscal 2020. A reconciliation of income tax expense (benefit) with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
dollars in millions	2022	2021	2020
Computed tax (21%)	$188.0	$44.9	$(9.6)
Enacted tax law and changes in deferred tax rates	0.9	40.0	10.2
Gain on investment in BellRing (a)	(91.8)	—	—
Non-deductible compensation	5.9	5.4	4.5
State income tax, net of effect on federal tax	10.3	1.7	(7.8)
Valuation allowances	1.4	2.9	6.1
Net losses and basis difference attributable to equity method investment	(14.1)	(9.2)	(6.5)
Income tax credits	(1.9)	(1.5)	(2.6)
Rate differential on foreign income	(10.2)	(11.0)	(10.7)
Excess tax benefits for share-based payments	(3.6)	(6.1)	(1.3)
Gain on bargain purchase	—	(2.4)	(2.5)
Enhanced deduction for food donations	(1.0)	(0.8)	(1.3)
Return-to-provision and changes in prior year accruals	(0.5)	(2.8)	(1.4)
Other, net (none in excess of 5% of statutory tax)	2.3	(2.9)	1.6
Income tax expense (benefit)	$85.7	$58.2	$(21.3)
(a)No deferred income taxes have been recorded with respect to the non-cash realized and unrealized book gains on the Company’s Investment in BellRing during the year ended September 30, 2022, as the Company expects to fully divest, and has already partially divested through the Debt-for-Equity Exchange (as defined under “Liquidity and Capital Resources” below), its remaining Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes. For additional information on our Investment in BellRing, refer to Notes 4, 5 and 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
In fiscal 2022, our effective income tax rate was impacted by (i) a $91.8 million tax-effected benefit from the non-cash realized and unrealized book gains on our Investment in BellRing, of which a portion was divested in a manner intended to qualify as tax-free for U.S. federal income tax purposes through the Debt-for-Equity Exchange and which the remaining portion is also expected to be divested in a manner intended to be tax-free, and (ii) $14.1 million of discrete income tax benefit items related to our equity method loss attributable to 8th Avenue Food and Provisions, Inc. (“8th Avenue”). See Notes 4 and 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Liquidity and Capital Resources” within this section for additional information on our Investment in BellRing and the 8th Avenue equity method loss. In fiscal 2021, our effective income tax rate was impacted by enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 19% to 25%, effective April 1, 2023. During the years ended September 30, 2022 and 2021, we remeasured our existing deferred tax assets and liabilities considering the 25% U.K. corporate income tax rate for future periods and recorded tax expense of $0.9 million and $40.0 million, respectively. Other changes made to the U.K.’s tax law did not have a material impact on our financial statements during the years ended September 30, 2022 and 2021. Additionally, in fiscal 2020, our effective income tax rate was impacted by enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 17% to 19%. During the year ended September 30, 2020, we remeasured our existing deferred tax assets and liabilities considering the 19% U.K. corporate income tax rate for future periods and recorded tax expense of $13.0 million.
Discontinued Operations
The BellRing Spin-off represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of Old BellRing and BellRing Distribution, LLC prior to the BellRing Spin-off were presented as discontinued operations in the Consolidated Statements of Operations. For additional information on the BellRing Spin-off, refer to Notes 4 and 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

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
Post Consumer Brands

	Fiscal 2022 compared to 2021				Fiscal 2021 compared to 2020
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$2,242.7	$1,915.3	$327.4	17%	$1,915.3	$1,949.1	$(33.8)	(2)%
Segment Profit	$314.6	$316.6	$(2.0)	(1)%	$316.6	$393.5	$(76.9)	(20)%
Segment Profit Margin	14%	17%			17%	20%
Fiscal 2022 compared to 2021
Net sales for the Post Consumer Brands segment increased $327.4 million, or 17%, for the year ended September 30, 2022. Net sales for the year ended September 30, 2022 were positively impacted by the inclusion of incremental months of net sales of $150.6 million attributable to our fiscal 2021 acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, net sales increased $176.8 million, or 9%, driven by increased average net selling prices primarily due to increased pricing taken to mitigate inflation. In addition, volumes increased 1% driven by increases in Peter Pan nut butters (driven partially by competitor out-of-stocks) and Pebbles, partially offset by volume decreases in Honey Bunches of Oats.
Segment profit for the year ended September 30, 2022 decreased $2.0 million, or 1%, compared to the prior year. Segment profit for the year ended September 30, 2022 was negatively impacted by the inclusion of incremental months of segment operating loss of $15.5 million attributable to our fiscal 2021 acquisitions of Peter Pan and the PL RTE Cereal Business. Additionally, prior year segment profit was negatively impacted by a $15.0 million legal settlement. Excluding these impacts, segment profit decreased $1.5 million, or less than 1%, driven by raw material inflation of $53.5 million, higher manufacturing costs of $51.8 million (primarily due to supply constraints, reduced production attainment and product mix, partially offset by manufacturing cost efficiencies) and increased freight costs of $44.6 million (excluding volume-driven impacts) when compared to the prior year. These negative impacts were largely offset by higher net sales, as previously discussed, and lower advertising and consumer spending of $6.1 million.
Fiscal 2021 compared to 2020
Net sales for the Post Consumer Brands segment decreased $33.8 million, or 2%, for the year ended September 30, 2021. Net sales for the year ended September 30, 2021 were positively impacted by the inclusion of incremental net sales of $121.8 million attributable to our fiscal 2021 acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, net sales decreased $155.6 million, or 8.0%, primarily due to 11% lower volume. This decrease in volume was primarily due to the lapping of increased purchases in the prior year driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic, broader softness across value and private label cereal products and the decision to exit certain low-margin private label business. Volume declines in private label cereal, Malt-O-Meal bag cereal, Honey Bunches of Oats and licensed and adult classic brands were partially offset by increased Pebbles volume and incremental volumes from new product innovations. Average net selling prices increased when compared to the prior year as a result of a favorable product mix, partially offset by increased trade spending. Additionally, net sales for the year ended September 30, 2021 were negatively impacted by an estimated $9.8 million in lost revenue, resulting from COVID-19 related production shutdowns and employee absences at our Battle Creek, Michigan RTE cereal facility.
Segment profit for the year ended September 30, 2021 decreased $76.9 million, or 20%, compared to the prior year. Segment profit for the year ended September 30, 2021 was negatively impacted by the inclusion of a net incremental segment loss of $3.0 million attributable to our fiscal 2021 acquisitions of Peter Pan and the PL RTE Cereal Business. Excluding this impact, segment profit decreased $73.9 million, or 19%, primarily driven by lower net sales, as previously discussed, higher manufacturing costs of $44.2 million (primarily due to unfavorable fixed cost absorption resulting from lower volume, partially offset by other manufacturing cost efficiencies), increased freight costs of $19.3 million (excluding volume-driven impacts), a provision for legal settlement of $15.0 million and increased raw material costs of $5.4 million. These negative impacts were partially offset by lower advertising and consumer spending of $5.9 million, gains on sale of property of $4.0 million and lower employee-related expenses. Additionally, segment profit for the year ended September 30, 2021 was negatively impacted by lost revenue at our Battle Creek, Michigan RTE cereal facility, as previously discussed, resulting in an estimated $5.6 million in lost profit contribution.

Weetabix

	Fiscal 2022 compared to 2021				Fiscal 2021 compared to 2020
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$477.3	$477.5	$(0.2)	—%	$477.5	$440.4	$37.1	8%
Segment Profit	$109.5	$115.4	$(5.9)	(5)%	$115.4	$112.3	$3.1	3%
Segment Profit Margin	23%	24%			24%	25%
Fiscal 2022 compared to 2021
Net sales for the Weetabix segment decreased $0.2 million, or less than 1%, for the year ended September 30, 2022, including the impact of unfavorable foreign exchange rates and the inclusion of six incremental months of net sales of $12.9 million attributable to our current year acquisition of Lacka Foods. Excluding these impacts, net sales increased $18.8 million, or 4%, driven by higher average net selling prices primarily due to list price increases. This positive impact was largely offset by a 2% volume decrease driven by reduced service levels (driven by supply constraints), declines in demand for RTE cereal products as a result of the lapping of increased purchases in the prior year driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic.
Segment profit decreased $5.9 million, or 5%, for the year ended September 30, 2022, which was primarily driven by unfavorable exchange rates. Excluding the impact of unfavorable foreign exchange rates, segment profit increased $1.6 million, or 1%. This increase was driven by higher net sales, as previously discussed, partially offset by higher raw material inflation of $9.1 million and higher transportation costs.
Fiscal 2021 compared to 2020
Net sales for the Weetabix segment increased $37.1 million, or 8%, for the year ended September 30, 2021, primarily due to improved average net selling prices and favorable foreign exchange rates. Excluding the impact of favorable exchange rates, net sales increased $4.5 million, or 1%, on 1% lower volume. Average net selling prices increased primarily due to targeted price increases that went into effect in March 2020 and a favorable product mix. The decrease in volume was driven by declines in RTE cereal products as a result of the lapping of increased purchases in the prior year driven by consumer pantry loading and increased at-home consumption in reaction to the COVID-19 pandemic, partially offset by private label distribution gains and new product innovations.
Segment profit increased $3.1 million, or 3%, for the year ended September 30, 2021. This increase was driven by favorable foreign exchange rates, higher average net selling prices and lower employee-related expenses, partially offset by unfavorable input costs of $5.7 million and higher advertising and consumer spending of $2.0 million.
Foodservice

	Fiscal 2022 compared to 2021				Fiscal 2021 compared to 2020
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$2,095.0	$1,615.6	$479.4	30%	$1,615.6	$1,361.8	$253.8	19%
Segment Profit	$151.0	$61.7	$89.3	145%	$61.7	$25.6	$36.1	141%
Segment Profit Margin	7%	4%			4%	2%
Fiscal 2022 compared to 2021
Net sales for the Foodservice segment increased $479.4 million, or 30%, for the year ended September 30, 2022. Net sales for the year ended September 30, 2022 were positively impacted by the inclusion of four incremental months of net sales attributable to our fiscal 2021 acquisition of Almark. Excluding this impact, net sales increased $463.1 million, or 29%, on 8% higher volume. This increase in net sales was primarily driven by higher average net selling prices during the current year and the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year. Egg product sales were up $420.6 million, or 30%, with volumes up 6%, driven by higher average net selling prices resulting from the pass-through of higher raw material costs due to increased grain and egg markets. Egg volumes increased primarily due to higher volume in the foodservice channel, partially offset by lower food ingredient volumes. Sale of side dishes were up $47.9 million, or 30%, with volumes up 20%, driven by increased product demand compared to the prior year as a result of the continued recovery from the COVID-19 pandemic, distribution gains and higher average net selling prices due to price increases taken to mitigate inflation.
Segment profit increased $89.3 million, or 145%, for the year ended September 30, 2022, driven by higher net sales, as previously discussed, partially offset by raw material inflation of $236.2 million (primarily driven by higher egg raw material costs due to increased grain and egg markets), higher freight costs of $44.4 million (excluding volume-driven impacts), a provision for legal settlement and related legal fees of $18.2 million in fiscal 2022, higher warehousing costs of $6.8 million and increased employee-related expenses of $5.4 million. For additional information on the legal settlement, refer to Note 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Fiscal 2021 compared to 2020
Net sales for the Foodservice segment increased $253.8 million, or 19%, for the year ended September 30, 2021. Net sales for the year ended September 30, 2021 were positively impacted by the inclusion of incremental net sales of $45.8 million attributable to our fiscal 2021 acquisition of Almark. Excluding this impact, net sales increased $208.0 million, or 15%, on 5% higher volume. Volume growth was negatively impacted in fiscal 2021 by reduced service levels (driven by labor shortages). Egg product sales were up $174.8 million, or 15%, with volume up 5%, driven by higher average net selling prices resulting from the pass-through of higher input costs due to increased grain markets. Egg volumes increased primarily due to increased foodservice product demand compared to the prior year as a result of the partial recovery from the COVID-19 pandemic and incremental volumes attributable to our fiscal 2020 acquisition of Henningsen. Sales of side dishes were up $8.7 million, or 6%, with volume up 2%, driven by increased product demand compared to the prior year as a result of the partial recovery from the COVID-19 pandemic and higher average net selling prices resulting from targeted price increases. Sausage sales were up $6.3 million, or 41%, driven by 27% higher volume and higher average net selling prices resulting from the pass-through of higher input costs due to increased sow costs. Other product sales were up $18.2 million, or 75%, with volume up 33%, primarily due to the inclusion of incremental results attributable to our fiscal 2020 acquisition of Henningsen and higher average net selling prices resulting from the decision to exit certain low-margin business.
Segment profit increased $36.1 million, or 141%, for the year ended September 30, 2021, driven by higher net sales, as previously discussed, and an insurance recovery of $6.1 million related to previously incurred business interruption losses as a result of a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020, partially offset by higher raw material costs of $80.5 million (primarily driven by higher egg input costs due to increased grain markets), a $6.0 million loss on the disposal of certain assets related to our wastewater facility never put into service in Chaska, Minnesota, higher freight costs of $13.6 million (excluding volume-driven impacts) and increased employee-related costs. Prior year segment profit was negatively impacted by a $2.5 million insurance deductible and $0.4 million of repair and clean-up expenses due to the Bloomfield fire previously discussed.
Refrigerated Retail

	Fiscal 2022 compared to 2021				Fiscal 2021 compared to 2020
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net Sales	$1,036.6	$974.5	$62.1	6%	$974.5	$961.2	$13.3	1%
Segment Profit	$57.1	$75.9	$(18.8)	(25)%	$75.9	$125.6	$(49.7)	(40)%
Segment Profit Margin	6%	8%			8%	13%
Fiscal 2022 compared to 2021
Net sales for the Refrigerated Retail segment increased $62.1 million, or 6%, for the year ended September 30, 2022. Net sales for the year ended September 30, 2022 were positively impacted by the inclusion of incremental months of net sales of $47.5 million attributable to our fiscal 2021 acquisitions of Almark and Egg Beaters, which were partially offset by the absence of net sales as a result of the WEF Transaction. Excluding these impacts, net sales increased $47.9 million, or 5%, on 3% lower volumes, driven by higher average net selling prices. Average net selling prices increased primarily due to price increases taken to mitigate input cost inflation. Sales of side dishes increased $29.5 million, or 7%, on flat volumes, driven by higher average net selling prices. Egg product sales increased $18.8 million, or 15%, on 1% higher volumes, driven by higher average net selling prices. Sausage sales increased $10.6 million, or 7%, driven by higher average net selling prices. This positive impact was partially offset by volume decreases of 5%, primarily due to price elasticities. Cheese and other dairy product sales were down $8.7 million, or 4%, with volume down 11%, driven by lower branded cheese volumes. Sales of other products were down $2.3 million.
Segment profit decreased $18.8 million, or 25%, for the year ended September 30, 2022. This decrease was driven by increased manufacturing costs of $41.1 million, raw material inflation of $36.5 million and higher freight costs of $19.6 million (excluding volume-driven impacts). These negative impacts were partially offset by higher net sales, as previously discussed, and decreased advertising and consumer spending of $11.9 million.

Fiscal 2021 compared to 2020
Net sales for the Refrigerated Retail segment increased $13.3 million, or 1%, for the year ended September 30, 2021. Net sales for the year ended September 30, 2021 were positively impacted by the inclusion of incremental net sales of $29.5 million attributable to our fiscal 2021 acquisitions of Almark and Egg Beaters. Excluding this impact, net sales decreased $16.2 million, or 2%, with volume down 3%. Sales of side dishes increased $29.7 million, or 8%, driven by increased average net selling prices and 2% higher volume. The increase in average net selling prices was primarily due to targeted price increases and a favorable product mix. The increase in volume was driven by higher branded dinner and breakfast sides volume, partially offset by lower private label dinner sides volume resulting from the decision to exit certain low-margin business and reduced service levels (driven by labor shortages). Sausage sales decreased $8.4 million, or 6%, with volume down 8%, driven by the lapping of increased purchases in the prior year due to increased at-home consumption in response to the COVID-19 pandemic and reduced service levels (driven by labor shortages). Cheese and other dairy product sales were down $30.2 million, or 12%, with volume down 13%, driven by the lapping of increased purchases in the prior year due to increased at-home consumption in response to the COVID-19 pandemic. Egg product sales were down $1.9 million, or 1%, with volume down 2%, driven by the decision to exit certain low-margin business. Sales of other products were down $5.4 million.
Segment profit decreased $49.7 million, or 40%, for the year ended September 30, 2021. This decrease was driven by higher raw material costs of $45.9 million for sows, cheese and eggs, increased manufacturing costs of $13.9 million and higher freight costs of $8.6 million (excluding volume-driven impacts). These negative impacts were partially offset by lower consulting fees and decreased advertising and consumer spending of $0.6 million.
Other Items
General Corporate Expenses and Other

	Fiscal 2022 compared to 2021				Fiscal 2021 compared to 2020
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
General corporate expenses and other	$196.8	$52.6	$(144.2)	(274)%	$52.6	$109.0	$56.4	52%
Fiscal 2022 compared to 2021
General corporate expenses and other increased $144.2 million, or 274%, during the year ended September 30, 2022, primarily driven by increased net losses related to mark-to-market adjustments on economic hedges and the PHPC Warrants of $75.6 million (compared to gains in fiscal 2021), increased separation-related expenses in connection with the BellRing Spin-off of $28.3 million, higher stock-based compensation of $16.7 million and increased net losses related to mark-to-market adjustments of equity securities of $11.0 million (compared to net gains in fiscal 2021). In addition, we recognized a gain on bargain purchase of $11.5 million in the prior year related to our acquisition of the PL RTE Cereal Business. These negative impacts were partially offset by increased net gains on assets held for sale of $8.9 million.
Fiscal 2021 compared to 2020
General corporate expenses and other decreased $56.4 million, or 52%, during the year ended September 30, 2021, primarily driven by increased net gains related to mark-to-market adjustments on commodity and foreign currency hedges and the PHPC Warrants of $65.4 million (compared to losses in fiscal 2020), gains related to mark-to-market adjustments on equity securities of $9.6 million and a $3.2 million net gain related to assets held for sale (compared to losses in the prior year). These positive impacts were partially offset by increased losses related to mark-to-market adjustments on deferred compensation of $8.6 million (compared to gains in the prior year), higher stock-based compensation of $6.4 million and increased third party transaction costs of $5.5 million.
Restructuring and Facility Closure
The table below shows the amount of restructuring and facility closure costs attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other.

	Fiscal 2022 compared to 2021			Fiscal 2021 compared to 2020
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	2021	2020	$ Change
Post Consumer Brands	$9.0	$0.3	$(8.7)	$0.3	$2.0	$1.7
Weetabix	—	—	—	—	0.3	0.3
Foodservice	2.1	—	(2.1)	—	—	—
	$11.1	$0.3	$(10.8)	$0.3	$2.3	$2.0
(Gain) Loss on Assets Held for Sale
The table below shows the amount of net (gains) losses on assets held for sale attributable to each segment. These amounts are excluded from the measure of segment profit and are included in general corporate expenses and other. In the year ended September 30, 2022, final adjustments to the fair values of certain production equipment in Klingerstown, Pennsylvania and Jefferson City, Tennessee were recognized upon sale of the assets. In the year ended September 30, 2021, final adjustments to the fair values of our Clinton, Massachusetts manufacturing facility and certain assets at our Asheboro, North Carolina and our Corby, U.K. manufacturing facilities were recognized upon sale of the assets. In the year ended September 30, 2020, adjustments to the fair values of the Clinton, Massachusetts manufacturing facility and certain assets at our Asheboro, North Carolina manufacturing facility were recognized as a result of third party data. For additional information on our assets and liabilities held for sale, refer to Note 7 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

	Fiscal 2022 compared to 2021			Fiscal 2021 compared to 2020
			favorable/(unfavorable)			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	2021	2020	$ Change
Post Consumer Brands (a)	$—	$0.2	$0.2	$0.2	$2.7	$2.5
Weetabix (b)	—	(0.7)	(0.7)	(0.7)	—	0.7
Foodservice (c)	(9.4)	—	9.4	—	—	—
	$(9.4)	$(0.5)	$8.9	$(0.5)	$2.7	$3.2
(a)Amounts included are attributable to our Clinton, Massachusetts manufacturing facility and certain assets at our Asheboro, North Carolina manufacturing facility.
(b)Amounts included are attributable to our Corby, U.K. manufacturing facility.
(c)Amounts included are attributable to certain production equipment in Klingerstown, Pennsylvania and Jefferson City, Tennessee.
Loss on Sale of Business
During the year ended September 30, 2022, we recorded a net loss of $6.3 million related to the WEF Transaction, which included a favorable working capital adjustment of $0.4 million. This amount was excluded from the measure of segment profit and was included in general corporate expenses and other. Prior to the WEF Transaction, Willamatte Egg Farms’ operating results were previously reported in the Refrigerated Retail segment. For additional information on loss on sale of business, see Note 7 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the reporting period (for additional information, see Notes 4, 5, 6, 16 and 20 within “Notes to Consolidated Financial Statements” in Item 8 of this report) impacting our liquidity and capital resources:
Fiscal 2022
•entered into a second amendment to our Credit Agreement to, among other provisions, facilitate the BellRing Spin-off and to, among other things, change the reference interest rate applicable to revolving loan borrowings in U.S. Dollars from the London Interbank Offered Rate (“LIBOR”) to a rate based on the secured overnight financing rate;
•entered into a Joinder Agreement No. 1 (the “First Joinder Agreement”), in connection with the BellRing Spin-off, which provided for an incremental term loan (the “First Incremental Term Loan”) of $840.0 million under our Credit Agreement, which we borrowed in full on March 8, 2022;
•contributed $550.4 million to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing Notes in connection with the BellRing Spin-

off. On March 10, 2022, we delivered the BellRing Notes to the lenders under the First Joinder Agreement in full satisfaction of the principal amount of the First Incremental Term Loan (the “Debt-for-Debt Exchange”);
•$840.0 million principal value repaid, or approximately 65%, of our outstanding 5.75% senior notes using the $840.0 million proceeds from the First Incremental Term Loan, and $24.1 million premium payment made on the partial extinguishment of our 5.75% senior notes;
•entered into a Joinder Agreement No. 2 (the “Second Joinder Agreement”), which provided for an incremental term loan (the “Second Incremental Term Loan”) of $450.0 million under our Credit Agreement, which we borrowed in full on July 25, 2022;
•transferred 14.8 million shares of our remaining BellRing Common Stock to the lenders under the Second Joinder Agreement to repay $342.3 million in aggregate principal amount of the Second Incremental Term Loan (the “Debt-for-Equity Exchange”) on August 11, 2022;
•repaid the remaining principal amount of $107.7 million of the Second Incremental Term Loan on September 14, 2022;
•$575.0 million principal value issued of 2.50% convertible senior notes;
•settled a modified “Dutch Auction” tender offer and purchased $139.8 million principal value, or approximately 8%, of our 4.625% senior notes at 87% of par, including a 5% tender premium, and $381.8 million principal value, or approximately 22%, of our 4.50% senior notes at 86% of par, including a 5% tender premium, for aggregate cash consideration of $450.0 million, excluding accrued interest and fees;
•$147.7 million principal value of our 4.50% senior notes repurchased at a discount of $21.3 million;
•$28.0 million principal value of our 4.625% senior notes repurchased at a discount of $3.8 million;
•$15.0 million principal value of our 5.50% senior notes repurchased at a discount of $1.2 million;
•$500.0 million additional principal value issued of 5.50% senior notes;
•$439.0 million paid (including broker’s commissions) for the repurchase of 4.9 million shares of our common stock; and
•our $750.0 million revolving credit facility under our Credit Agreement (the “Revolving Credit Facility”) had outstanding letters of credit of $19.7 million, which reduced the available borrowing capacity under our Revolving Credit Facility to $730.3 million, at September 30, 2022.
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
•$1,225.0 million principal value 2020 Bridge Loan assumed by Old BellRing in connection with the BellRing IPO, releasing us and our subsidiaries (other than Old BellRing and its domestic subsidiaries, who were our subsidiaries at the time) from any material obligations thereunder while we retained the proceeds from the 2020 Bridge Loan;
•$587.8 million paid (including broker’s commissions and amounts settled subsequent to fiscal 2020) for the repurchase of 6.1 million shares of our common stock; and
•$46.4 million paid for share repurchase contracts that settled in November 2020.
The following table shows cash flow data for fiscal 2022, 2021 and 2020, which is discussed below.

	Year ended September 30,
dollars in millions	2022	2021	2020
Cash provided by (used in):
Operating activities - continuing operations	$384.2	$362.1	$528.4
Investing activities - continuing operations	(220.2)	(792.0)	(216.4)
Financing activities - continuing operations	(237.2)	(46.6)	(219.4)
Net cash used in discontinued operations	(151.9)	103.6	42.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9.0)	3.7	3.8
Net (decrease) increase in cash, cash equivalents and restricted cash	$(234.1)	$(369.2)	$138.9
Sources and Uses of Cash
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
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
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property.
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
Our 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing domestic subsidiaries that have guaranteed our other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor. If, after the date our 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary guarantees any of our existing senior notes or any other debt securities we may issue in the form of senior unsecured notes or convertible or exchangeable notes, then we will cause such subsidiary to become a guarantor under the 2.50% convertible senior notes as well.
8th Avenue and its subsidiaries, PHPC and PHPC Sponsor are not obligors or guarantors under our Credit Agreement or senior notes.
Cash Requirements
Our cash requirements within the next twelve months include working capital requirements, interest payments, research and development activities and capital expenditures. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy these future requirements.
Our cash requirements under our various contractual obligations and commitments include:
•    Debt and interest obligations – See Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our debt and the timing of future principal and interest payments. For information on our interest rate swaps that require monthly or lump sum settlements, see Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
•    Purchase obligations – Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company has long-term ingredient, packaging, utility and information technology commitments used to support our various businesses for periods up to fiscal 2034. Minimum amounts committed to as of September 30, 2022 were $3,671.8 million (with $1,204.8 million due in fiscal 2023), primarily related to long-term egg contracts, open purchase orders and accrued capital expenditures.
•    Leases – See Note 15 within “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our lease obligations and the amount and timing of future payments.
•    Pension and other postretirement benefit obligations – See Note 18 within “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our pension and other postretirement benefit obligations and the amount and timing of future payments.
•    Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, payments for workers’ compensation, general liability and auto liability claim losses, unrecognized tax benefits and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of September 30, 2022.
Operating Activities - Continuing Operations
Fiscal 2022 compared to 2021
Cash provided by operating activities for the year ended September 30, 2022 increased by $22.1 million compared to the year ended September 30, 2021, primarily driven by lower interest payments of $28.2 million and lower payments on our interest rate swaps of $19.9 million. These positive impacts were partially offset by unfavorable changes in inventory pricing due to higher raw material costs in the current year.
Fiscal 2021 compared to 2020
Cash provided by operating activities for the year ended September 30, 2021 decreased by $166.3 million compared to the year ended September 30, 2020, primarily driven by unfavorable changes related to the fluctuations in the timing of sales and collections of trade receivables within our Foodservice, Refrigerated Retail and Post Consumer Brands segments, higher interest payments of $48.2 million and purchases of equity securities of $31.7 million. These cash outflows were partially offset by favorable changes in the timing of payments of trade accounts payables within our Foodservice and Post Consumer Brands segments and lower payments on our interest rate swaps of $29.6 million.
Investing Activities - Continuing Operations
Fiscal 2022
Cash used in investing activities for the year ended September 30, 2022 was $220.2 million. The cash outflow during the year ended September 30, 2022 was driven by capital expenditures of $255.3 million, net cash payments of $24.8 million primarily related to our acquisition of Lacka Foods and cash paid related to investments in partnerships of $9.0 million. These cash outflows were partially offset by proceeds from the sale of a business (primarily the WEF Transaction) of $50.5 million and proceeds from the sale of property and assets held for sale of $18.0 million. Capital expenditures in the period were primarily driven by ongoing projects in our Post Consumer Brands and Foodservice segments.
Fiscal 2021
Cash used in investing activities for the year ended September 30, 2021 was $792.0 million. The cash outflow during the year ended September 30, 2021 was driven by the deposit of $345.0 million of proceeds received by PHPC from the PHPC IPO and the PHPC Private Placement into a trust account, net cash paid for acquisitions of $290.3 million primarily driven by our fiscal 2021 acquisitions of the PL RTE Cereal Business, Egg Beaters, Peter Pan and Almark, capital expenditures of $190.9 million and cash paid related to investment in partnerships of $22.1 million. These cash outflows were partially offset by proceeds from the sale of equity securities and property and assets held for sale of $34.2 million and $19.4 million, respectively. The largest individual capital expenditure project in fiscal 2021 related to to the re-construction of a building that was destroyed in a fire at our Bloomfield, Nebraska laying facility in the second quarter of fiscal 2020.
Fiscal 2020
Cash used in investing activities for the year ended September 30, 2020 was $216.4 million. The cash outflow during the year ended September 30, 2020 was driven by capital expenditures of $232.5 million, purchases of equity securities of $29.2 million and cash payments of $19.9 million related to our fiscal 2020 acquisition of Henningsen. These cash outflows were partially offset by cross-currency swap settlement proceeds received of $52.7 million largely resulting from the termination of $448.7 million notional value of cross-currency swaps that were designated as hedging instruments. The largest individual capital expenditure project in fiscal 2020 related to the purchase of a previously leased manufacturing plant in Sulphur Springs, Texas.
Financing Activities - Continuing Operations
Fiscal 2022
Cash used in financing activities was $237.2 million for the year ended September 30, 2022. We paid $550.4 million of cash to BellRing in connection with the BellRing Spin-off, which was partially offset by cash receipts from BellRing of $3.2 million prior to the BellRing Spin-off related to quarterly tax distributions pursuant to BellRing LLC’s amended and restated limited liability company agreement. We received proceeds of $840.0 million from our First Incremental Term Loan, which were used to repay $840.0 million principal value of our 5.75% senior notes. We received proceeds of $450.0 million from our Second Incremental Term Loan. The Second Incremental Term Loan was partially repaid through the Debt-for-Equity Exchange and the remaining principal balance of $107.7 million was repaid using cash on hand. We repaid $712.3 million principal value of our 4.50% senior notes, our 4.625% senior notes and our 5.50% senior notes, net of $97.8 million in discounts. These repayments, combined with a principal payment of $1.1 million on a municipal bond, resulted in total net repayments of long-term debt of $1,563.3 million. In connection with the repayment of the 5.75% senior notes (discussed above), we paid $24.1 million in debt premiums. We received proceeds of $500.0 million and a premium of $17.5 million from our additional 5.50% senior notes issuance. We received proceeds of $575.0 million from our 2.50% convertible senior notes issuance. We paid $26.4 million in debt issuance costs and deferred financing fees primarily in connection with our additional 5.50% senior notes issuance, our 2.50% convertible senior notes issuance, our First Incremental Term Loan, our Second Incremental Term Loan and the amendment of our Credit Agreement. We paid $443.0 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022.
Fiscal 2021
Cash used in financing activities was $46.6 million for the year ended September 30, 2021. We received proceeds of $1,800.0 million from the issuance of our 4.50% senior notes. In connection with the 4.50% senior notes issuance, we paid $16.8 million in debt issuance costs. We repaid the outstanding principal balance under our 5.00% senior notes and made a principal payment on a municipal bond. In connection with the repayment of the 5.00% senior notes, we paid $74.3 million in debt premiums. We paid $397.1 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2020 and did not settle until fiscal 2021. We received $47.5 million related to the settlement of share repurchase contracts that were entered into in fiscal 2020 and did not settle until fiscal 2021. PHPC received $345.0 million of gross proceeds from the PHPC IPO and PHPC Sponsor purchased $40.0 million in PHPC Units in the PHPC IPO, which resulted in proceeds received from the PHPC IPO of $305.0 million.
Fiscal 2020
Cash used in financing activities was $219.4 million for the year ended September 30, 2020. We received proceeds of $1,650.0 million from the issuance of our 4.625% senior notes, borrowed $1,225.0 million under the 2020 Bridge Loan and borrowed $500.0 million under the Revolving Credit Facility. These issuances and borrowings, combined with proceeds received of $2.2 million from a municipal bond, resulted in total proceeds from the issuance of long-term debt of $3,377.2 million. Additionally, we received a premium of $22.0 million related to the issuance of additional 4.625% senior notes in August 2020. In connection with the senior note issuances, borrowings and our entry into the Credit Agreement, we paid $35.7 million in debt issuance costs and deferred financing fees. We repaid the outstanding principal balances of our previously outstanding term loan, our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes, repaid $500.0 million of outstanding principal borrowings on our Revolving Credit Facility and made a principal payment on the municipal bond. We paid premiums of $49.8 million related to the early extinguishment of our 5.50% senior notes maturing in March 2025 and our 8.00% senior notes. In connection with the BellRing IPO, we were refunded $15.3 million of debt issuance costs paid in connection with the 2020 Bridge Loan. We paid $589.1 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2019 and did not settle until fiscal 2020, as well as a premium paid of $46.4 million for share repurchase contracts that settled in November 2020.
Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of September 30, 2022, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of our revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
COMMODITY TRENDS AND SEASONALITY
Our Company is exposed to regular price fluctuations primarily from purchases of raw materials, including ingredients and packaging materials, energy and other inputs. Primary exposures include wheat, oats, rice, corn, other grain products, eggs, sows, pasta, potatoes, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit, nuts, natural gas, electricity, diesel fuel, carbon dioxide, folding cartons, corrugated boxes, flexible and rigid plastic film, trays and containers, beverage packaging and plastic lined cartonboard. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our anticipated production requirements. In addition, we may offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.
Inflationary pressures can have an adverse effect on us through higher raw material and energy costs. We experienced inflationary headwinds across all segments of our business during the year ended September 30, 2022; however, these impacts were largely mitigated, with some time lag, through sales price increases, cost savings measures and hedging programs, when possible. We expect inflationary pressures to continue into fiscal 2023, and this trend could have a materially adverse impact in the future if inflation rates significantly exceed our ability to continue to achieve price increases or cost savings or if such price increases adversely impact demand for our products.
Demand for certain of our products may be influenced by holidays, changes in seasons or other events, which may impact customer and consumer spending patterns and the timing of promotional activities. For example, demand for our egg products, potatoes, sausage, side dishes, butter and cheese tends to increase during the Thanksgiving, Christmas, Easter and other holiday seasons, which may result in increased net sales during the first and third quarters of our fiscal year. Demand for our Malt-O-Meal hot wheat, Better Oats oatmeal and Ready Brek hot oats cereals also tends to be seasonably skewed towards the colder winter season. However, on a consolidated basis our net sales and results of operations generally are distributed relatively evenly over the quarters of our fiscal year.
CURRENCY
Certain sales and costs of our foreign operations were denominated in Pounds Sterling, Canadian Dollars, Euros, South African Rand, Kenyan Shillings, Chinese Yuan and United Arab Emirates Dirhams. Consequently, profits from these businesses can be impacted by fluctuations in the value of these currencies relative to the U.S. Dollar. We incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars. Our results of operations may be impacted by the translation of the results of operations of our foreign operations into U.S. Dollars.

The exchange rates used to translate our foreign sales into U.S. Dollars negatively affected consolidated net sales by less than 1% during the year ended September 30, 2022, and did not have a material impact on our operating profit or net earnings during the year ended September 30, 2022.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of judgment, estimates and assumptions. We make these subjective determinations after considering our historical performance, management’s experience, current economic trends and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period.
Our significant accounting policies are described in Note 2 within “Notes to Consolidated Financial Statements” in Item 8 of this report. Our critical accounting estimates are those that involve a significant amount of estimation uncertainty and have a meaningful impact on the reporting of our financial condition and results of operations.
Revenue, Allowance for Trade Promotions — Many of our contracts with customers include some form of variable consideration. The most common forms of variable consideration are trade promotions, rebates and discounts. Depending on the nature of the variable consideration, we use either the “expected value” or the “most likely amount” method to estimate variable consideration, which is treated as a reduction of revenue at the time product revenue is recognized. The recognition of trade promotions requires significant management judgement regarding estimated purchase volumes and program participation. We review and update estimates of variable consideration quarterly. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Approximately 1% of our annual net sales represent variable consideration that will be resolved in the subsequent period. We do not believe that there will be significant changes to our estimates of variable consideration when any uncertainties are resolved with customers. However, significant changes in our estimates could have a material impact on our results of operations.
Business Combinations — We use the acquisition method of accounting for acquired businesses, which involves recording the assets acquired and liabilities assumed in a business acquisition at their respective estimated fair values at the date of acquisition. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions, we normally obtain the assistance of a third party valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. The fair value of intangibles is determined using the income approach based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. While we believe those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. Additionally, determining the useful lives of tangible and intangible assets requires judgment, as different types of assets will have different useful lives.
Indefinite-Lived Assets — In assessing trademarks with indefinite lives for impairment, we perform a qualitative or quantitative test in accordance with our policy in Note 2 within “Notes to Consolidated Financial Statements” in Item 8 of this report. If a quantitative test is performed, the fair value is determined using an income-based approach, which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and appropriate royalty rates. We estimated royalty rates based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party specialists and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies.
Changes in the assumptions used to estimate the fair value of our indefinite-lived intangible assets could result in impairment charges in future periods. These key assumptions are inherently uncertain and require a high degree of estimation and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macro-economic conditions and trends and the timing and success of strategic initiatives. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) increases in the discount rate or (iii) a significant change in profitability and the corresponding royalty rate.
In fiscal 2022, 2021 and 2020, we performed a quantitative impairment test for all trademarks with indefinite lives and concluded each year there were no impairments of indefinite-lived intangible assets. The estimated fair value of all indefinite-lived trademarks exceeded book value by 23% or greater, 22% or greater and 24% or greater at September 30, 2022, 2021 and 2020, respectively.

Goodwill — In assessing goodwill for impairment, we perform a qualitative or quantitative test in accordance with our policy in Note 2 within “Notes to Consolidated Financial Statements” in Item 8 of this report. If a quantitative test is performed, the fair value of each reporting unit is determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. The market approach (25% of the calculation for all reporting units) is based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management’s expectations for future growth. The discount rates were based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management’s judgment. For the market approach, we used estimated EBITDA and revenue multiples based on industry market data.
Changes in the assumptions used to estimate the fair value of each reporting unit could result in impairment charges in future periods. These key assumptions are inherently uncertain and require a high degree of estimation and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macro-economic conditions and trends and the timing and success of strategic initiatives. Variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods. Factors that could create variances in the estimated fair value of the reporting units include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by external factors affecting demand such as changes in consumer preferences and consumer responses to marketing and pricing strategy, (ii) changes in product costs, including commodities, (iii) a significant change in profitability, (iv) interest rate fluctuations and (v) currency fluctuations.
At September 30, 2022, the Cheese and Dairy reporting unit and the Refrigerated Retail reporting unit fair values exceeded their carrying values by approximately 6.5% and 8.5%, respectively. The fair values of the Cheese and Dairy and Refrigerated Retail reporting units at September 30, 2022 were impacted by raw material cost inflation and supply constraints, which impacted near-term profitability. We expect these impacts to be transitory in nature; however, inherent risk to their respective cash flows remains. At September 30, 2022, the estimated fair values of all other reporting units exceeded their carrying values by at least 10%.
For additional information on the results sensitivity of the goodwill reporting units for the years ended September 30, 2022, 2021 and 2020, refer to Note 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Pension and Other Postretirement Benefits — Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, future salary increases and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Differences between the actual returns on plan assets and the expected returns on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability (partially subsidized retiree health and life insurance) is also determined on an actuarial basis and is affected by assumptions including discount rates and expected trends in healthcare costs. Changes in the discount rates and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and other postretirement benefit calculations, the assumed discount rates are determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rates (from 5.65% to 4.65% for U.S. pension; from 5.62% to 4.62% for U.S. other postretirement benefits; from 5.12% to 4.12% for Canadian pension; from 5.12% to 4.12% for Canadian other postretirement benefits and from 5.15% to 4.15% for other international pension) would have increased the recorded benefit obligations at September 30, 2022 by approximately $83 million for pensions and approximately $6 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 5.75% to 4.75% for U.S.; from 5.25% to 4.25% for Canadian and from 2.73% to 1.73% for other international) would have increased the net periodic benefit cost for the pension plans by approximately $10 million. We expect to contribute $0.3 million to the combined pension plans in fiscal 2023. No contributions to our postretirement medical benefit plans are expected in fiscal 2023. Contributions beyond fiscal 2023 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. See Note 18 within “Notes to Consolidated Financial Statements” in Item 8 of this report for more information about pension and other postretirement benefit assumptions.

Income Tax — We estimate income tax expense based on income earned and taxed in various U.S. federal and state, as well as foreign, jurisdictions in accordance with our policy in Note 2 within “Notes to Consolidated Financial Statements” in Item 8 of this report. Tax laws are complex and subject to different interpretations. Management’s judgement is required in determining income tax expense and in evaluating tax positions, including evaluating uncertainties or recording valuation allowances. We record valuation allowances to reduce deferred tax assets to the extent that it is more likely than not that the future benefits will not be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding adjustment to our provision for/(benefit from) income taxes.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, new or emerging legislation and tax planning. We review tax positions and adjust the balances as new information becomes available. Should a change in circumstances lead to a change in judgment about the sustainability of tax positions, we would adjust the related tax benefit recognized in the period that the change in circumstances occurs, along with a corresponding adjustment to our provision for/(benefit from) income taxes. The tax position will be de-recognized when it is no longer more likely than not of being sustained.
We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures. See Note 9 within “Notes to Consolidated Financial Statements” in Item 8 of this report. for more information about estimates affecting income taxes.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion regarding recently issued and adopted accounting standards.
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
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials, energy and fuel and supplies. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $7 million and $17 million as of September 30, 2022 and 2021, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in exchange rates. To mitigate these risks, the Company uses a combination of foreign exchange contracts, which may consist of options, forward contracts and currency swaps. As of September 30, 2022, a hypothetical 10% adverse change in the expected Euro-GBP exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount. The Company did not hold any foreign currency related derivatives at September 30, 2021.

For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Interest Rate Risk
Long-term debt
As of September 30, 2022, the Company has principal value of indebtedness of $5,969.3 million related to its senior notes and a municipal bond. At September 30, 2022, Post’s Revolving Credit Facility had available borrowing capacity of $730.3 million. Of the total $5,969.3 million of outstanding indebtedness, $5,962.9 million bears interest at a weighted-average fixed interest rate of 4.8%. As of September 30, 2021, the Company had principal value of indebtedness of $6,447.7 million related to its senior notes and a municipal bond. At September 30, 2021, Post’s Revolving Credit Facility had available borrowing capacity of $730.8 million. Of the total $6,447.7 million of outstanding indebtedness as of September 30, 2021, $6,440.2 million bore interest at a weighted-average fixed interest rate of 5.1%.
As of September 30, 2022 and 2021, the fair value of the Company’s total debt was $5,171.0 million and $6,596.7 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $111 million and $38 million as of September 30, 2022 and 2021, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during the years ended September 30, 2022 and 2021.
For additional information regarding the Company’s debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Interest rate swaps
As of September 30, 2022 and 2021, the Company had interest rate swaps with a notional value of $1,381.9 million and $1,749.3 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $48 million and $11 million as of September 30, 2022 and 2021, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Post Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment– Refrigerated Retail reporting unit within the Refrigerated Retail segment
As described in Notes 2 and 8 to the consolidated financial statements, as of September 30, 2022 the Company’s goodwill balance was $4,349.6 million and the goodwill associated with the Refrigerated Retail segment was $755.0 million, of which a significant portion pertains to the Refrigerated Retail reporting unit. Management conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The estimated fair value of the reporting unit is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. The market approach is based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of multiples based on market data.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Refrigerated Retail reporting unit within the Refrigerated Retail segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Refrigerated Retail reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenue, profitability, the discount rate, the revenue market multiple and the EBITDA market multiple, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Refrigerated Retail reporting unit within the Refrigerated Retail segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Refrigerated Retail reporting unit, (ii) evaluating the appropriateness of the income and market approaches used to estimate fair value, (iii) testing the completeness and accuracy of underlying data used in the approaches, and (iv) evaluating the reasonableness of the significant assumptions used by management related to future revenue, profitability, the discount rate, the revenue market multiple and the EBITDA market multiple. Evaluating management’s significant assumptions related to future revenue and profitability involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Refrigerated Retail reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and market approaches, and (ii) the reasonableness of the discount rate, the revenue market multiple and the EBITDA market multiple assumptions.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 17, 2022

We have served as the Company’s auditor since 2011.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2022	2021	2020
Net Sales	$5,851.2	$4,980.7	$4,711.0
Cost of goods sold	4,383.7	3,552.6	3,261.6
Gross Profit	1,467.5	1,428.1	1,449.4
Selling, general and administrative expenses	904.7	807.0	782.5
Amortization of intangible assets	146.0	143.2	138.1
Other operating expense (income), net	1.2	(9.8)	(7.7)
Operating Profit	415.6	487.7	536.5
Interest expense, net	317.8	332.6	333.9
(Gain) loss on extinguishment of debt, net	(72.6)	93.2	72.9
(Income) expense on swaps, net	(268.0)	(122.8)	187.1
Gain on investment in BellRing	(437.1)	—	—
Other income, net	(19.8)	(29.3)	(11.5)
Earnings (Loss) before Income Taxes and Equity Method Loss	895.3	214.0	(45.9)
Income tax expense (benefit)	85.7	58.2	(21.3)
Equity method loss, net of tax	67.1	43.9	30.9
Net Earnings (Loss) from Continuing Operations, Including Noncontrolling Interests	742.5	111.9	(55.5)
Less: Net earnings attributable to noncontrolling interests from continuing operations	7.5	7.0	1.0
Net Earnings (Loss) from Continuing Operations	735.0	104.9	(56.5)
Net earnings from discontinued operations, net of tax and noncontrolling interest	21.6	61.8	57.3
Net Earnings	$756.6	$166.7	$0.8

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$12.07	$1.46	$(0.82)
Diluted	$11.75	$1.44	$(0.82)

Earnings from Discontinued Operations per Common Share:
Basic	$0.35	$0.96	$0.83
Diluted	$0.34	$0.94	$0.83

Earnings per Common Share:
Basic	$12.42	$2.42	$0.01
Diluted	$12.09	$2.38	$0.01

Weighted-Average Common Shares Outstanding:
Basic	60.9	64.2	68.9
Diluted	62.7	65.3	68.9

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2022	2021	2020
Net Earnings	$756.6	$166.7	$0.8
Net earnings attributable to noncontrolling interests from continuing operations	7.5	7.0	1.0
Net earnings attributable to noncontrolling interest from discontinued operations	11.8	33.0	27.2
Net Earnings Including Noncontrolling Interest	775.9	206.7	29.0
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	(24.0)	(8.1)	(36.8)
Reclassifications to net earnings	(1.9)	(0.6)	(2.2)
Hedging adjustments:
Net gain on derivatives	—	—	22.5
Reclassifications to net earnings	7.1	2.3	8.2
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(293.9)	77.4	72.3
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	6.7	1.9	7.5
Reclassifications to net earnings	0.4	0.2	0.6
Hedging adjustments:
Net gain on derivatives	—	—	(5.4)
Reclassifications to net earnings	(1.8)	(0.6)	(1.9)
Total Other Comprehensive (Loss) Income Including Noncontrolling Interests	$(307.4)	$72.5	$64.8
Less: Comprehensive income attributable to noncontrolling interests	20.0	40.3	25.5
Total Comprehensive Income	$448.5	$238.9	$68.3
See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$586.5	$664.5
Restricted cash	3.6	7.1
Receivables, net	544.2	452.4
Inventories	549.1	476.6
Investment in BellRing	94.8	—
Current investments held in trust	346.8	—
Current assets of discontinued operations	—	385.7
Prepaid expenses and other current assets	98.4	99.8
Total Current Assets	2,223.4	2,086.1
Property, net	1,751.9	1,830.5
Goodwill	4,349.6	4,501.6
Other intangible assets, net	2,712.2	2,924.4
Equity method investments	4.1	70.7
Investments held in trust	—	345.0
Other assets of discontinued operations	—	308.4
Other assets	266.8	348.0
Total Assets	$11,308.0	$12,414.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.1	$1.1
Accounts payable	452.7	384.2
Current liabilities of discontinued operations	—	248.9
Other current liabilities	370.0	415.0
Total Current Liabilities	823.8	1,049.2
Long-term debt	5,956.6	6,441.6
Deferred income taxes	688.4	729.1
Other liabilities of discontinued operations	—	627.7
Other liabilities	266.9	507.9
Total Liabilities	7,735.7	9,355.5

Commitments and Contingencies (See Note 17)

Redeemable noncontrolling interest	306.6	305.0

Shareholders’ Equity
Preferred stock, $0.01 par value, 50.0 shares authorized, zero shares issued and outstanding in each year	—	—
Common stock, $0.01 par value, 300.0 shares authorized, 58.7 and 63.1 shares outstanding, respectively	0.9	0.9
Additional paid-in capital	4,748.2	4,253.5
Retained earnings	1,109.0	347.3
Accumulated other comprehensive (loss) income	(262.9)	42.9
Treasury stock, at cost, 26.9 and 22.0 shares, respectively	(2,341.2)	(1,902.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,254.0	2,742.4
Noncontrolling interests	11.7	11.8
Total Shareholders’ Equity	3,265.7	2,754.2
Total Liabilities and Shareholders’ Equity	$11,308.0	$12,414.7
 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2022	2021	2020
Cash Flows from Operating Activities
Net earnings (loss) from continuing operations, including noncontrolling interests	$742.5	$111.9	$(55.5)
Adjustments to reconcile net earnings (loss) from continuing operations, including noncontrolling interests, to net cash provided by operating activities:
Depreciation and amortization	380.2	366.5	345.0
(Gain) loss on extinguishment of debt, net	(72.6)	93.2	72.9
Unrealized (gain) loss on interest rate swaps, foreign exchange contracts and warrant liabilities, net	(296.2)	(170.5)	124.5
Gain on investment in BellRing	(437.1)	—	—
Non-cash stock-based compensation expense	65.8	48.7	43.3
Equity method loss, net of tax	67.1	43.9	30.9
Deferred income taxes	(9.7)	68.2	(44.1)
Other, net	0.9	(8.8)	(3.5)
Other changes in operating assets and liabilities, net of business acquisitions, divestitures and held for sale assets and liabilities:
(Increase) decrease in receivables	(102.0)	(117.1)	22.7
(Increase) decrease in inventories	(86.8)	22.1	6.9
Decrease (increase) in prepaid expenses and other current assets	0.3	(68.4)	(27.1)
Decrease in other assets	28.8	5.9	2.4
Increase (decrease) in accounts payable and other current liabilities	106.4	(48.7)	(10.8)
(Decrease) increase in non-current liabilities	(3.4)	15.2	20.8
Net Cash Provided by Operating Activities - continuing operations	384.2	362.1	528.4
Net Cash (Used In) Provided by Operating Activities - discontinued operations	(1.6)	226.1	97.2
Net Cash Provided by Operating Activities	382.6	588.2	625.6
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(24.8)	(290.3)	(19.9)
Additions to property	(255.3)	(190.9)	(232.5)
Proceeds from sale of property and assets held for sale	18.0	19.4	2.5
Proceeds from sale of business	50.5	—	—
Purchases of equity securities	—	(5.0)	(29.2)
Sale of equity securities	—	34.2	—
Investments in partnerships	(9.0)	(22.1)	—
Investment of subsidiary initial public offering proceeds into trust account	—	(345.0)	—
Cross-currency swap cash settlements	—	—	52.7
Other, net	0.4	7.7	10.0
Net Cash Used in Investing Activities - continuing operations	(220.2)	(792.0)	(216.4)
Net Cash Used in Investing Activities - discontinued operations	(0.8)	(1.6)	(2.1)
Net Cash Used in Investing Activities	(221.0)	(793.6)	(218.5)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,365.0	1,800.0	3,377.2
Repayments of debt, net of discounts	(1,563.3)	(1,698.3)	(2,932.8)
Purchases of treasury stock	(443.0)	(397.1)	(589.1)
Proceeds from initial public offering	—	305.0	—
Premium from issuance of debt	17.5	—	22.0
Payments of debt issuance costs, deferred financing fees and tender fees	(26.4)	(16.8)	(35.7)
Refund of debt issuance costs	—	—	15.3
Payments of debt premiums	(24.1)	(74.3)	(49.8)
Cash received from share repurchase contracts	—	47.5	—
Cash paid for share repurchase contracts	—	—	(46.4)
Distributions (to) from BellRing Brands, Inc., net	(547.2)	24.6	32.1
Other, net	(15.7)	(37.2)	(12.2)
Net Cash Used in Financing Activities - continuing operations	(237.2)	(46.6)	(219.4)
Net Cash Used in Financing Activities - discontinued operations	(149.5)	(120.9)	(52.6)
Net Cash Used in Financing Activities	(386.7)	(167.5)	(272.0)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(9.0)	3.7	3.8
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(234.1)	(369.2)	138.9
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	671.6	1,144.7	1,049.0
Cash, Cash Equivalents and Restricted Cash from discontinued operations, Beginning of Year	152.6	48.7	5.5
Cash, Cash Equivalents and Restricted Cash from discontinued operations, End of Year	—	152.6	48.7
Cash, Cash Equivalents and Restricted Cash, End of Year	$590.1	$671.6	$1,144.7
 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Post Holdings, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock				Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Retirement Benefit Adjustments, net of tax	Hedging Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Non-Controlling Interests	Total Shareholders’ Equity
Balance, September 30, 2019	—	$—	72.1	$0.8	$3,734.8	$207.8	$26.6	$44.5	$(167.9)	$(920.7)	$11.4	$2,937.3
Net earnings	—	—	—	—	—	0.8	—	—	—	—	—	0.8
Activity under stock and deferred compensation plans	—	—	0.4	—	(8.3)	—	—	—	—	—	0.1	(8.2)
Non-cash stock-based compensation expense	—	—	—	—	47.2	—	—	—	—	—	2.5	49.7
Purchases of treasury stock	—	—	(6.1)	—	—	—	—	—	—	(587.8)	—	(587.8)
Initial public offering	—	—	—	—	455.6	—	—	—	—	—	(65.0)	390.6
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	28.2	28.2
Cash paid for share repurchase contracts	—	—	—	—	(46.4)	—	—	—	—	—	—	(46.4)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(30.9)	—	—	—	—	(30.9)
Net change in hedges, net of tax	—	—	—	—	—	—	—	25.8	—	—	(2.4)	23.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	72.6	—	(0.3)	72.3
Balance, September 30, 2020	—	$—	66.4	$0.8	$4,182.9	$208.6	$(4.3)	$70.3	$(95.3)	$(1,508.5)	$(25.5)	$2,829.0
Net earnings	—	—	—	—	—	166.7	—	—	—	—	—	166.7
Post Holdings Partnering Corporation deemed dividend	—	—	—	—	—	(28.0)	—	—	—	—	—	(28.0)
Activity under stock and deferred compensation plans	—	—	0.7	0.1	(28.1)	—	—	—	—	—	(0.8)	(28.8)
Non-cash stock-based compensation expense	—	—	—	—	51.2	—	—	—	—	—	4.6	55.8
Purchases of treasury stock	—	—	(4.0)	—	—	—	—	—	—	(393.7)	—	(393.7)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	34.2	34.2
Cash received from share repurchase contracts	—	—	—	—	47.5	—	—	—	—	—	—	47.5
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)

Net change in retirement benefits, net of tax	—	—	—	—	—	—	(6.6)	—	—	—	—	(6.6)
Net change in hedges, net of tax	—	—	—	—	—	—	—	1.1	—	—	0.6	1.7
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	77.7	—	(0.3)	77.4
Balance, September 30, 2021	—	$—	63.1	$0.9	$4,253.5	$347.3	$(10.9)	$71.4	$(17.6)	$(1,902.2)	$11.8	$2,754.2
Net earnings	—	—	—	—	—	756.6	—	—	—	—	—	756.6
Post Holdings Partnering Corporation deemed dividend	—	—	—	—	—	5.1	—	—	—	—	—	5.1
Activity under stock and deferred compensation plans	—	—	0.5	—	(14.3)	—	—	—	—	—	(0.9)	(15.2)
Non-cash stock-based compensation expense	—	—	—	—	66.5	—	—	—	—	—	2.9	69.4
Purchases of treasury stock	—	—	(4.9)	—	—	—	—	—	—	(439.0)	(18.1)	(457.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	12.6	12.6
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(18.8)	—	—	—	—	(18.8)
Net change in hedges, net of tax	—	—	—	—	—	—	—	3.4	—	—	1.9	5.3
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(292.7)	—	(1.2)	(293.9)
BellRing Spin-off	—	—	—	—	442.5	—	—	—	2.3	—	2.7	447.5
Balance, September 30, 2022	—	$—	58.7	$0.9	$4,748.2	$1,109.0	$(29.7)	$74.8	$(308.0)	$(2,341.2)	$11.7	$3,265.7

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share information or where indicated otherwise)
NOTE 1 — BACKGROUND
Post is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice and food ingredient food categories. The Company’s products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce. As of September 30, 2022, Post operates in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. The Post Consumer Brands segment includes the North American ready-to-eat (“RTE”) cereal and Peter Pan nut butters businesses; the Weetabix segment includes primarily the United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based ready-to-drink (“RTD”) shake businesses; the Foodservice segment includes primarily egg and potato products; and the Refrigerated Retail segment includes primarily side dish, egg, cheese and sausage products.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its consolidated and non-consolidated subsidiaries.
On March 10, 2022, the Company completed its previously announced distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders (the “BellRing Distribution”, and such transaction, as well as the BellRing Contribution, the BellRing Merger (as such terms are defined in Note 4), the Debt-for-Debt Exchange (as such term is defined in Note 16) and the related transactions described in Note 4, the “BellRing Spin-off”). The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The Notes to Consolidated Financial Statements reflect continuing operations only, unless otherwise indicated. See Note 4 for additional information regarding the BellRing Spin-off and discontinued operations.
The Company completed its acquisitions of the Egg Beaters liquid egg brand (“Egg Beaters”) and the Peter Pan nut butter brand (“Peter Pan”) on May 27, 2021 and January 25, 2021, respectively. The year-end close date for both Egg Beaters and Peter Pan was September 26, 2021. As the amounts associated with the additional four days were immaterial, results of these entities were not adjusted to conform with Post’s fiscal calendar in fiscal 2021.
Certain reclassifications have been made to previously reported financial information to conform to our current period presentation.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the operations of Post and its consolidated subsidiaries. All intercompany transactions have been eliminated.
Use of Estimates and Allocations — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, allowance for trade promotions, business combinations, pension and benefit plan assumptions, valuation assumptions of goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.
Business Combinations — The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the Company’s financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets acquired over the purchase price is recorded as a gain on bargain purchase.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months.
Restricted Cash — Restricted cash includes items such as cash deposits which serve as collateral for certain commodity hedging contracts as well as the Company’s high deductible workers’ compensation insurance program.

Receivables — Receivables are reported net of appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate an allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and an evaluation of customer accounts for potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or are otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2022 and 2021, the Company did not have off-balance sheet credit exposure related to its customers. The Weetabix segment sells certain receivables to a third party institution without recourse. Receivables sold during the years ended September 30, 2022 and 2021 were $111.7 and $140.2, respectively.
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
Restructuring Expenses — Restructuring charges and related charges principally consist of one-time termination benefits, severance, contract termination benefits, accelerated stock compensation and other employee separation costs. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 29 years for machinery and equipment; 1 to 35 years for buildings, building improvements and leasehold improvements; and 1 to 7 years for software. Total depreciation expense was $232.9, $222.2 and $206.7 in fiscal 2022, 2021 and 2020, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating expense (income), net” in the Consolidated Statements of Operations. Repair and maintenance costs incurred in connection with ongoing and planned major maintenance activities are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2022	2021
Land and land improvements	$92.2	$106.2
Buildings and leasehold improvements	932.7	939.4
Machinery and equipment	1,951.1	1,949.6
Software	110.6	111.4
Construction in progress	182.7	111.3
	3,269.3	3,217.9
Accumulated depreciation	(1,517.4)	(1,387.4)
	$1,751.9	$1,830.5
Goodwill — Goodwill represents the excess of the purchase price of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment assessment performed may be either qualitative or quantitative; however, if adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal 2022, 2021 and 2020, the Company performed a quantitative impairment test for all reporting units.
The estimated fair value is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. The market approach is based on a market multiple (revenue and EBITDA) and requires an estimate of appropriate multiples based on market data for comparable peers.
See Note 8 for additional information on goodwill and the annual goodwill impairment assessments for the years ended September 30, 2022, 2021 and 2020. These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 14.

Other Intangible Assets — Other intangible assets consist primarily of customer relationships, trademarks and brands acquired in business combinations and include both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $146.0, $143.2 and $138.1 in fiscal 2022, 2021 and 2020, respectively. For the definite-lived intangible assets recorded as of September 30, 2022, amortization expense of $145.0, $143.9, $142.6, $142.6 and $142.6 is expected for fiscal 2023, 2024, 2025, 2026 and 2027, respectively. Other intangible assets consisted of:

	September 30, 2022			September 30, 2021
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$2,129.7	$(816.4)	$1,313.3	$2,163.1	$(716.4)	$1,446.7
Trademarks and brands	647.7	(260.4)	387.3	647.9	(228.5)	419.4
	2,777.4	(1,076.8)	1,700.6	2,811.0	(944.9)	1,866.1
Not subject to amortization:
Trademarks and brands	1,011.6	—	1,011.6	1,058.3	—	1,058.3
	$3,789.0	$(1,076.8)	$2,712.2	$3,869.3	$(944.9)	$2,924.4
In December 2021, the Company sold the Willamette Egg Farms business (the “WEF Transaction”). As a result, the Company recorded a write-off of $8.8 and $1.7 relating to customer relationships, net and trademarks, net, respectively. For additional information on the WEF Transaction, see Note 7.
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles and right-of-use (“ROU”) assets.
Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment test performed may either be qualitative or quantitative; however, if adverse qualitative trends are identified that could negatively impact the fair value of the trademark, a quantitative impairment test is performed. In fiscal 2022, 2021 and 2020, the Company performed a quantitative impairment test.
The quantitative trademark impairment tests require the Company to compare the calculated fair value of the trademark to its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value is determined using an income-based approach, which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and royalty rates. Assumptions are determined after consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate is based on a weighted-average cost of capital utilizing industry market data of similar companies. The Company conducted impairment reviews and concluded there were no impairments of any indefinite-lived assets during the years ended September 30, 2022, 2021 or 2020. These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 14.
In addition, definite-lived assets (groups) are tested for recoverability when events or changes in circumstances indicate that the carrying value of an asset (group) may not be recoverable or the estimated useful life is no longer appropriate. The Company groups assets at the lowest level for which cash flows are separately identifiable. In general, an asset (group) is deemed impaired and written down to its fair value if the estimated related undiscounted future cash flows are less than its carrying amount. There were no indicators, including adverse trends in the business, that indicated that the carrying value of the Company’s definite-lived assets (groups) were not recoverable in fiscal 2022, 2021 or 2020.
Deferred Compensation Investments — The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in substantially the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts into or out of each of the designated deferral options at any time, these investments are stated at fair value in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheets (see Note 14). Both realized and unrealized gains and losses on these assets are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability.
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
The Company’s derivative programs may include strategies that qualify and strategies that do not qualify for hedge accounting treatment. To qualify for hedge accounting, the hedging relationship, both at inception of the hedge and on an ongoing basis, is expected to be highly effective in achieving offsetting changes in the fair value of the hedged risk during the period that the hedge is designated. All derivatives are recognized on the balance sheet at fair value. For derivatives that qualify for hedge accounting, the derivative is designated as a hedge on the date in which the derivative contract is entered. A derivative could be designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments, where changes in their fair value act as economic offsets to changes in fair value of the underlying hedged item and are not designated for hedge accounting.
Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income or loss (“OCI”) and are reclassified to the Consolidated Statements of Operations in conjunction with the recognition of the underlying hedged item. If a derivative is designated as a hedge of a net investment in a foreign operation, its changes in fair value are recorded in OCI and subsequently recognized in earnings when the foreign operation is liquidated. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized immediately in the Consolidated Statements of Operations.
Cash flows associated with all derivatives are reported as cash flows from operating activities in the Consolidated Statements of Cash Flows, unless the derivative contains an other-than-insignificant financing element, in which case its cash flows are reported as cash flows from financing activities.
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
For lease arrangements that do not provide an implicit interest rate, an incremental borrowing rate (“IBR”) is applied in determining the present value of future payments. The Company’s IBR is selected based upon information available at the lease commencement date.
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs (including the Company-owned fleet) and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $204.0, $167.7 and $160.4 in fiscal 2022, 2021 and 2020, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising, such as television commercials or magazine and online advertisements, which are deferred until the first time the advertising takes place and amortized to the statement of operations over the time the advertising takes place. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were $1.4 and $1.1 as of September 30, 2022 and 2021, respectively.
Stock-based Compensation — The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of the equity or liability award. For liability awards, the fair market value is remeasured at each quarterly reporting period. The cost for equity and liability awards is recognized ratably over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). Any forfeitures of stock-based awards are recorded as they occur. See Note 19 for disclosures related to stock-based compensation.
Income Taxes — Income tax expense (benefit) is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is more likely than not that the future benefits will not be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest incurred due to an underpayment of income taxes is classified as income tax expense. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested, so no United States (“U.S.”) taxes have been provided in relation to the Company’s investment in its foreign subsidiaries. See Note 9 for disclosures related to income taxes.
Earnings (Loss) per Share — The Company presents basic and diluted earnings (loss) per share for both continuing and discontinued operations. Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method and convertible senior notes using the “if-converted” method.
Remeasurements to the redemption value of the redeemable noncontrolling interest (“NCI”) (as discussed in Note 5) are recognized as a deemed dividend. The Company has made an election to treat the portion of the deemed dividend that exceeds fair value as an adjustment to income available to common shareholders for basic and diluted earnings (loss) from continuing operations per share. In addition, dilutive net earnings from continuing operations was adjusted for interest expense, net of tax, related to the Company’s convertible senior notes, and dilutive net earnings from discontinued operations was adjusted for the Company’s share of Old BellRing’s consolidated net earnings prior to the BellRing Spin-off, to the extent it was dilutive. Net earnings (loss) from continuing operations was utilized as the “control number” to determine whether potential shares of common stock were dilutive or anti-dilutive.
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
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires a company to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-19, “Revenue from Contracts with Customers (Topic 606)” as if it had originated the contracts. The Company early adopted this ASU as of October 1, 2021 on a prospective basis, as permitted by the ASU. The adoption of this ASU had no impact on the Company’s consolidated financial statements and related disclosures.

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
NOTE 4 — BELLRING SPIN-OFF AND DISCONTINUED OPERATIONS
BellRing Spin-off
On October 21, 2019, Old BellRing (the Company’s subsidiary at the time) closed its initial public offering (the “BellRing IPO”) of 39.4 million shares of its Class A common stock, $0.01 par value per share (the “Old BellRing Class A Common Stock”). As a result of the BellRing IPO and certain other transactions completed in connection with the BellRing IPO, Old BellRing became a publicly-traded company, with the Old BellRing Class A Common Stock being traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “BRBR”, and the holding company of BellRing Brands, LLC, a Delaware limited liability company (“BellRing LLC”), owning 28.8% of its non-voting membership units (the “BellRing LLC units”) with Post owning 71.2% of the BellRing LLC units and one share of Old BellRing’s Class B common stock, $0.01 par value per share (the “Old BellRing Class B Common Stock”). The Company’s ownership of the BellRing LLC units and the share of Old BellRing Class B Common Stock resulted in the Company having a controlling interest in Old BellRing following the BellRing IPO. This controlling interest resulted in the full consolidation of Old BellRing and its subsidiaries into the Company’s financial statements prior to the BellRing Spin-off, while the remaining interest in Old BellRing’s consolidated net income and net assets not held by the Company were allocated to NCI prior to the BellRing Spin-off.
On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No.1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Spin-off Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B Common Stock, all of its BellRing LLC units and $550.4 of cash to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes” and such transactions, collectively, the “BellRing Contribution”).
On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post consummated the BellRing Distribution, distributing an aggregate of 78.1 million, or 80.1%, of its shares of BellRing common stock, $0.01 par value per share (“BellRing Common Stock”), to Post shareholders of record as of the close of business, Central Time, on February 25, 2022 (the “Record Date”) in a pro-rata distribution. Post shareholders received 1.267788 shares of BellRing Common Stock for every one share of Post common stock held as of the Record Date. No fractional shares of BellRing Common Stock were issued, and instead, cash in lieu of any fractional shares was paid to Post shareholders.
Upon completion of the BellRing Distribution, BellRing Merger Sub merged with and into Old BellRing (the “BellRing Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. Pursuant to the BellRing Merger, each outstanding share of Old BellRing Class A Common Stock was converted into one share of BellRing Common Stock plus $2.97 in cash.
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
The Company incurred separation-related expenses related to the BellRing Spin-off and subsequent partial divestment of its Investment in BellRing (as defined below) (see Note 5) of $29.9 during the year ended September 30, 2022. The Company incurred separation-related expenses related to the BellRing Spin-off of $1.6 during the year ended September 30, 2021. These expenses were included in “Selling, general and administrative expenses” within continuing operations in the Consolidated Statements of Operations. Old BellRing incurred separation-related expenses prior to the BellRing Spin-off of $4.3 and $0.2 during the years ended September 30, 2022 and 2021, respectively, which were included in “Net earnings from discontinued operations, net of tax and noncontrolling interest” in the Consolidated Statements of Operations. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees.
On March 17, 2022, the Company utilized proceeds received in connection with the BellRing Spin-off to redeem a portion of Post’s existing 5.75% senior notes (see Note 16).
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
As a result of the BellRing Spin-off, the Company recorded a $442.5 adjustment to additional paid-in capital, which included BellRing net assets of $(431.6). The BellRing Spin-off also resulted in a reduction of accumulated OCI associated with BellRing’s foreign currency translation adjustments. The total adjustment to accumulated OCI was $2.3.
The Company’s equity interest in BellRing subsequent to the BellRing Spin-off (its “Investment in BellRing”), which was 14.2% immediately following the BellRing Spin-off, did not represent a controlling interest in BellRing. As such, the Company’s remaining proportionate share of BellRing’s net assets were recorded at a zero carrying value on March 10, 2022, as the BellRing net assets were negative. See Note 5 for additional information regarding the subsequent sale of a portion of the Company’s Investment in BellRing. See Note 14 for additional information regarding the Company’s remeasurement of its Investment in BellRing to fair value at September 30, 2022.

Discontinued Operations
The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of Old BellRing and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.
The following table presents the components of net earnings from discontinued operations. The year ended September 30, 2022 represents the period ending March 10, 2022, the completion date of the BellRing Spin-off.

	Year Ended September 30,
	2022	2021	2020
Net Sales	$541.9	$1,246.0	$987.7
Cost of goods sold	390.3	859.8	649.7
Gross Profit	151.6	386.2	338.0
Selling, general and administrative expenses	68.5	167.1	151.8
Amortization of intangible assets	8.7	51.2	22.2
Other operating income, net	—	(0.1)	—
Operating Profit	74.4	168.0	164.0
Interest expense, net	13.1	43.2	54.7
Loss on extinguishment and refinancing of debt, net	17.6	1.6	—
Earnings from Discontinued Operations before Income Taxes	43.7	123.2	109.3
Income tax expense	10.3	28.4	24.8
Net Earnings from Discontinued Operations, Including Noncontrolling Interest	33.4	94.8	84.5
Less: Net earnings attributable to noncontrolling interest from discontinued operations	11.8	33.0	27.2
Net Earnings from Discontinued Operations, net of tax and noncontrolling interest	$21.6	$61.8	$57.3

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations at September 30, 2021. There were no assets or liabilities classified as discontinued operations at September 30, 2022.

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
NOTE 5 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
In May and June of 2021, the Company and Post Holdings Partnering Corporation, a special purpose acquisition company (“PHPC”), consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units” and such transaction, the “PHPC IPO”), of which PHPC Sponsor, LLC, our wholly-owned subsidiary (“PHPC Sponsor”), purchased 4.0 million PHPC Units. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. The PHPC Units, PHPC Series A Common Stock and PHPC Warrants each trade on the NYSE under the ticker symbols “PSPC.U”, “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction by May 28, 2023 (which may be extended to August 28, 2023 in certain circumstances).
Substantially concurrently with the closing of the PHPC IPO, PHPC completed the private sale of 1.1 million units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, generating proceeds to PHPC of $10.9 (the “PHPC Private Placement”). The PHPC Private Placement Units sold in the PHPC Private Placement are identical to the PHPC Units sold in the PHPC IPO, except that, with respect to the warrants underlying the PHPC Private Placement Units (the “PHPC Private Placement Warrants”) that are held by PHPC Sponsor or its permitted transferees, such PHPC Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the PHPC Warrants are called for redemption and a certain price per share of PHPC Series A Common Stock threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of PHPC’s partnering transaction. If the PHPC Private Placement Warrants are held by holders other than PHPC Sponsor or its permitted transferees, the PHPC Private

Placement Warrants will be redeemable by PHPC in all redemption scenarios and exercisable by holders on the same basis as the PHPC Warrants.
In addition, the Company, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC, $0.0001 par value per share, has certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s certificate of incorporation.
In connection with the completion of the PHPC IPO, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), providing for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 million units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock, $0.0001 par value per share, and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of $10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
In determining the accounting treatment of the Company’s equity interest in PHPC, management concluded that PHPC is a variable interest entity (“VIE”) as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant to the VIE. PHPC Sponsor is the primary beneficiary of PHPC as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from PHPC, as well as the power to direct a majority of the activities that significantly impact PHPC’s economic performance, including target identification. As such, PHPC is fully consolidated into the Company’s financial statements.
Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, representing the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, is required by the underwriting agreement to be maintained in the trust account. These proceeds will be invested only in U.S. treasury securities. At September 30, 2022, there was $346.8 held in the trust account, which was included in “Current investments held in trust” on the Consolidated Balance Sheet as the period in which PHPC has to complete a partnering transaction was less than twelve months as of September 30, 2022. At September 30, 2021, there was $345.0 held in the trust account, which was included in “Investments held in trust” on the Consolidated Balance Sheet as the period in which PHPC had to complete a partnering transaction was greater than twelve months as of September 30, 2021.
The public stockholders’ ownership of PHPC equity represents a NCI to the Company, which is classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock is redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net earnings or loss, OCI and distributions or (ii) the redemption value. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account and not previously released to PHPC to pay taxes. As of September 30, 2022 and 2021, the carrying amount of the redeemable NCI was recorded at its redemption value of $306.6 and $305.0, respectively. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend and are recorded to “Retained earnings” on the Consolidated Balance Sheets.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $16.9 was recorded to the redeemable NCI and $1.0 was reported in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for the year ended September 30, 2021. Of the $17.9 offering costs incurred, $10.7 were deferred underwriting commissions that will become payable to the underwriters solely in the event that PHPC completes a partnering transaction and were included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets at September 30, 2022 and 2021, respectively. Additionally, the initial valuation of the PHPC Warrants of $16.9 was recorded to redeemable NCI for the year ended September 30, 2021. For additional information on the financial statement impacts of the PHPC Warrants, see Notes 13 and 14.
As of both September 30, 2022 and 2021, the Company beneficially owned 31.0% of the equity of PHPC and the net earnings and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net earnings and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.

The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity. The period for the year ended September 30, 2021 represents the period beginning May 28, 2021, the effective date of the PHPC IPO, and ending September 30, 2021.

	Year Ended September 30,
	2022	2021
PHPC IPO offering costs	$—	$(16.9)
Initial valuation of PHPC Warrants	—	(16.9)
Net earnings attributable to redeemable NCI	6.7	5.8
Redemption value adjustment	(1.6)	—
PHPC deemed dividend	$5.1	$(28.0)
The following table summarizes the changes to the Company’s redeemable NCI. The period as of and for the year ended September 30, 2021 represents the period beginning May 28, 2021, the effective date of the PHPC IPO, and ending September 30, 2021.

	As Of and For the Year Ended September 30,
	2022	2021
Balance, beginning of year	$305.0	$—
Impact of PHPC IPO (a)	—	271.2
Net earnings attributable to redeemable NCI	6.7	5.8
PHPC deemed dividend	(5.1)	28.0
Balance, end of year	$306.6	$305.0
(a)For the year ended September 30, 2021, the impact of the PHPC IPO includes the value of PHPC Units owned by public stockholders of $305.0 less offering costs of $16.9 and the initial valuation of PHPC Warrants of $16.9.
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
The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue. For the year ended September 30, 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. In accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures”, the Company did not recognize equity method losses in excess of its remaining investment in 8th Avenue, which was $66.6 as of September 30, 2021. As of September 30, 2022, the Company’s investment in 8th Avenue was zero.

	Year Ended September 30,
	2021	2020
Net loss attributable to 8th Avenue common shareholders	$(60.6)	$(38.9)
	60.5%	60.5%
Equity method loss attributable to Post	$(36.7)	$(23.5)
Less: Amortization of basis difference, net of tax (a)	6.8	6.9
Equity method loss, net of tax	$(43.5)	$(30.4)
(a)The Company adjusted the historical basis of 8th Avenue’s assets and liabilities to fair value and recognized a basis difference of $70.3 upon the initial recording of its equity method investment in 8th Avenue. The basis difference related to property, plant and equipment and other intangible assets was initially amortized over the weighted-average useful lives of the assets. During the year ended September 30, 2022, the carrying value of the Company’s investment in 8th Avenue was reduced to zero, resulting in the termination of basis difference amortization in accordance with ASC Topic 323. At September 30, 2021, the remaining basis difference to be amortized was $47.8.

Summarized financial information of 8th Avenue is presented in the following tables.

	Year Ended September 30,
	2022	2021	2020
Net sales	$1,089.0	$900.8	$924.2
Gross profit	$159.9	$132.3	$160.0

Net loss	$(210.9)	$(24.3)	$(6.4)
Less: Preferred stock dividend	40.4	36.3	32.5
Net loss attributable to 8th Avenue common shareholders	$(251.3)	$(60.6)	$(38.9)

		September 30,
		2022	2021
Current assets		$337.0	$282.8
Other assets		746.6	903.0
Total Assets		$1,083.6	$1,185.8

Current portion of long-term debt		$6.5	$6.5
Accounts payable and other current liabilities		166.3	131.7
Long-term debt		862.4	780.0
Other liabilities		54.1	63.0
Total Liabilities		1,089.3	981.2
Preferred stock		138.3	97.9
Other shareholders’ (deficit) equity		(144.0)	106.7
Shareholders’ (Deficit) Equity		(5.7)	204.6
Total Liabilities and Shareholders’ Equity		$1,083.6	$1,185.8
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. During the years ended September 30, 2022, 2021 and 2020, the Company recorded MSA and advisory income of $3.2, $3.5 and $3.9, respectively, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
During the years ended September 30, 2022, 2021 and 2020, the Company had net sales to 8th Avenue of $8.1, $6.7 and $5.7, respectively, and purchases from and royalties paid to 8th Avenue of $102.9, $54.1 and $9.9 respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The investment in 8th Avenue was zero and $66.6 at September 30, 2022 and 2021, respectively, and was included in “Equity method investments” on the Consolidated Balance Sheets. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $4.4, $26.1 and $0.7, respectively, at September 30, 2022, and current receivables, current payables and a long-term liability of $4.6, $1.2 and $0.7, respectively, at September 30, 2021. The current receivables, current payables and long-term liability were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Consolidated Balance Sheets and related to the separation of 8th Avenue from the Company, MSA fees, pass through charges owed by 8th Avenue to the Company and related party sales and purchases.
Investment in BellRing
During the period subsequent to the BellRing Spin-off, the Company’s Investment in BellRing did not represent a controlling interest in BellRing and was accounted for as an equity security. The Company’s Investment in BellRing represented 19.4 million shares of BellRing Common Stock, or 14.2% of the equity interest in BellRing, immediately following the BellRing Spin-off.
On August 11, 2022, the Company transferred 14.8 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of a Debt-for-Equity Exchange (as defined in Note 16). See Note 16 for additional information regarding the Debt-for-Equity Exchange. The Company’s remaining Investment in BellRing as of September 30, 2022 represented 4.6 million shares of BellRing Common Stock, or 3.4% of the outstanding equity of BellRing.
As of September 30, 2022, the Company’s Investment in BellRing was recorded at its fair value of $94.8, and was included in “Investment in BellRing” on the Consolidated Balance Sheet (see Note 14). The Company recognized a gain on its

Investment in BellRing of $437.1 during the year ended September 30, 2022, which was recorded in “Gain on investment in BellRing” in the Consolidated Statement of Operations. No deferred income taxes have been recorded with respect to the non-cash mark-to-market adjustment on the Company’s Investment in BellRing as of September 30, 2022, as the Company expects to fully divest, and has already partially divested through a Debt-for-Equity Exchange, its remaining Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes.
Weetabix East Africa and Alpen
The Company holds a controlling equity interest in Weetabix East Africa Limited (“Weetabix East Africa”). Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results from operations are reported in the Weetabix segment (see Note 21). The remaining interest in the consolidated net earnings and net assets of Weetabix East Africa is allocated to NCI.
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was $0.5, $0.4 and $0.5 for the years ended September 30, 2022, 2021 and 2020, respectively, and was included in “Equity method loss, net of tax” in the Consolidated Statements of Operations. The investment in Alpen was $4.1 at both September 30, 2022 and 2021 and was included in “Equity method investments” on the Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.4 and $0.5 at September 30, 2022 and 2021, respectively, which was included in “Other assets” on the Consolidated Balance Sheets.
NOTE 6 — BUSINESS COMBINATIONS
Fiscal 2022
On April 5, 2022, the Company completed its acquisition of Lacka Foods Limited (“Lacka Foods”), a U.K.-based distributor and marketer of ready-to-drink protein shakes and nutritional snacks, for £24.5 million (approximately $32.2), net of cash acquired. The acquisition included earnings-based contingent consideration of £3.5 million (approximately $4.6), representing its initial fair value estimate, which may be paid to the seller in annual installments over the next three years with a maximum cash payout of £3.5 million. The acquisition was completed using cash on hand. Lacka Foods is reported in the Weetabix segment (see Note 21). Based upon the purchase price allocation, the Company identified and recorded net assets of $32.9, including cash acquired of $0.7. The net assets acquired included customer relationships and trademarks of $11.8 and $8.9, respectively, which are each being amortized over a weighted-average period of 13 years.
Fiscal 2021
On June 1, 2021, the Company completed its acquisition of the private label RTE cereal business from TreeHouse Foods, Inc. (the “PL RTE Cereal Business”) for $85.0, subject to inventory and other adjustments, resulting in a payment at closing of $88.0. The acquisition was completed using cash on hand. The PL RTE Cereal Business is reported in the Post Consumer Brands segment (see Note 21). Based on the purchase price allocation at September 30, 2021, the Company identified and recorded $99.5 of net assets, which exceeded the purchase price paid for the PL RTE Cereal Business. As a result, the Company recorded a gain of $11.5, which was reported as “Other operating expense (income), net” in the Consolidated Statement of Operations for the year ended September 30, 2021.
On May 27, 2021, the Company completed its acquisition of Egg Beaters from Conagra Brands, Inc. for $50.0, subject to working capital and other adjustments, resulting in a payment at closing of $50.6. The acquisition was completed using cash on hand. Egg Beaters is a retail liquid egg brand and is reported in the Refrigerated Retail segment (see Note 21).
On February 1, 2021, the Company completed its acquisition of the Almark Foods business and related assets (“Almark”) for $52.0, subject to working capital and other adjustments, resulting in a payment at closing of $51.3. The acquisition was completed using cash on hand. Almark is a provider of hard-cooked and deviled egg products, offering conventional, organic and cage-free products, and distributes its products to foodservice distributors, as well as across retail outlets, including in the perimeter-of-the-store and the deli counter. Almark is reported in the Foodservice and Refrigerated Retail segments (see Note 21). At September 30, 2021, the Company had recorded an estimated working capital receivable of $3.0, which was included in “Receivables, net” on the Consolidated Balance Sheet. During the year ended September 30, 2022, the Company recorded a final measurement period adjustment and a working capital adjustment of $0.3 and $1.3, respectively, and reached a final net working capital settlement, resulting in an amount received by the Company of $2.9. As a result of the final net working capital settlement, the Company recorded a gain of $1.2, which was included in “Other operating expense (income), net” in the Consolidated Statement of Operations for the year ended September 30, 2022.

On January 25, 2021, the Company completed its acquisition of Peter Pan from Conagra Brands, Inc. for $102.0, subject to working capital and other adjustments, resulting in a payment at closing of $103.4. The acquisition was completed using cash on hand. Peter Pan is a nationally recognized brand with a diversified customer base across key channels and is reported in the Post Consumer Brands segment (see Note 21). All Peter Pan nut butter products are currently co-manufactured by 8th Avenue, in which the Company has a 60.5% common equity interest (see Note 5). In April 2021, the Company reached a final settlement of net working capital, resulting in an amount received by the Company of $2.0.
Fiscal 2020
On July 1, 2020, the Company completed its acquisition of Henningsen Foods, Inc. (“Henningsen”) from a subsidiary of Kewpie Corporation for $20.0, subject to working capital and other adjustments, resulting in a payment at closing of $22.7. The acquisition was completed using cash on hand. Henningsen is a producer of egg and meat products and is reported in the Foodservice segment (see Note 21). Based upon the purchase price allocation at September 30, 2020, the Company identified and recorded $32.6 of net assets, including cash of $2.8, which exceeded the purchase price paid for Henningsen. As a result, the Company recorded a gain of $11.7, which was included in “Other operating expense (income), net” in the Consolidated Statement of Operations for the year ended September 30, 2020. At September 30, 2020, the Company had recorded an estimated working capital settlement receivable of $1.8. In the year ended September 30, 2021, the Company recorded measurement period adjustments related to inventory and deferred income taxes of $0.7 and reached a final settlement of net working capital, resulting in an amount received by the Company of $1.0. As a result of these adjustments, the Company recorded a loss of $0.1, which was included in “Other operating expense (income), net” in the Consolidated Statement of Operations for the year ended September 30, 2021.
Acquisition-Related Expenses
The Company incurs transaction-related expenses in conjunction with both completed and contemplated acquisitions. These expenses generally include third party costs for due diligence, advisory services and transaction success fees. During the years ended September 30, 2022, 2021 and 2020, the Company incurred transaction-related expenses of $3.2, $6.4 and $3.8, respectively, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the results of the fiscal 2021 acquisitions for the periods presented as if these acquisitions had occurred on October 1, 2019, along with certain pro forma adjustments. The results of operations for the fiscal 2022 and 2020 acquisitions were immaterial for presentation within the following unaudited pro forma information. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, inventory revaluation adjustments on acquired businesses, interest expense, transaction costs, gain on bargain purchase and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results. Pro forma adjustments related to the fiscal 2021 acquisitions did not affect results of operations for the year ended September 30, 2022.

	Year Ended September 30,
	2021	2020
Pro forma net sales	$5,184.3	$5,182.0
Pro forma net earnings (loss) from continuing operations available to common shareholders	$96.9	$(42.2)
Pro forma basic earnings (loss) from continuing operations per common share	$1.51	$(0.61)
Pro forma diluted earnings (loss) from continuing operations per common share	$1.48	$(0.61)

NOTE 7 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Divestiture
On December 1, 2021, the Company completed the WEF Transaction, which included the sale of $62.8 book value of assets, for total proceeds of $56.1. Of the $56.1, the Company had $6.0 in escrow, subject to certain contingencies, which was included in “Receivables, net” on the Consolidated Balance Sheet at September 30, 2022. As a result of the WEF Transaction, during the year ended September 30, 2022, the Company recorded a net loss on sale of business of $6.3, which included a favorable working capital adjustment of $0.4, and was reported as “Other operating expense (income), net” in the Consolidated Statement of Operations. Subsequent to the WEF Transaction, Willamette Egg Farms was no longer consolidated in the Company’s financial statements. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in the Refrigerated Retail segment (see Note 21).
Amounts Held For Sale
The Company had certain Foodservice production equipment in Klingerstown, Pennsylvania (the “Klingerstown Equipment”) and Jefferson City, Tennessee (the “Jefferson City Equipment”) classified as held for sale. The Company sold the Klingerstown Equipment in November 2021 and entered into an agreement to sell the Jefferson City Equipment in August 2022, which is expected to close in fiscal 2023.
In the year ended September 30, 2022, a net gain on assets held for sale of $9.4 was recorded consisting of (i) a gain of $9.8 related to the sale of the Klingerstown Equipment and (ii) a loss of $0.4 related to the sale of the Jefferson City Equipment. In the year ended September 30, 2022, the Company received total proceeds of $10.3 related to the sale of the Klingerstown Equipment, which was included in “Proceeds from sale of property and assets held for sale” on the Consolidated Statement of Cash Flows for the year ended September 30, 2022. As of September 30, 2022, the Jefferson City Equipment was classified as held for sale and was reported as “Prepaid expenses and other current assets” on the Consolidated Balance Sheet.
In the year ended September 30, 2021, a net gain on assets held for sale of $0.5 was recorded consisting of (i) a gain of $0.7 related to the sale of a Weetabix manufacturing facility in Corby, U.K. in November 2020 (the “Corby Facility”), (ii) a loss of $0.1 related to the sale of land and a building at the Post Consumer Brands RTE cereal manufacturing facility in Asheboro, North Carolina in November 2020 (the “Asheboro Facility”) and (iii) a loss of $0.1 related to the sale of the remaining portion of a Post Consumer Brands RTE cereal manufacturing plant in Clinton, Massachusetts in February 2021 (the “Clinton Plant”).
In the year ended September 30, 2020, a loss on assets held for sale of $2.7 was recorded consisting of losses of $2.6 and $0.1 related to the Clinton Plant and Asheboro Facility, respectively.
The above held for sale gains and losses were included in “Other operating expense (income), net” in the Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020.
NOTE 8 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2020
Goodwill (gross)	$2,011.8	$889.5	$1,335.6	$793.6	$5,030.5
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,402.7	$889.5	$1,335.6	$744.9	$4,372.7
Goodwill acquired	55.1	—	19.4	14.3	88.8
Currency translation adjustment	0.2	39.9	—	—	40.1
Balance, September 30, 2021
Goodwill (gross)	$2,067.1	$929.4	$1,355.0	$807.9	$5,159.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,458.0	$929.4	$1,355.0	$759.2	$4,501.6
Goodwill acquired (a)	—	13.9	0.3	—	14.2
Sale of business (b)	—	—	—	(4.2)	(4.2)
Currency translation adjustment	(0.3)	(161.7)	—	—	(162.0)
Balance, September 30, 2022
Goodwill (gross)	$2,066.8	$781.6	$1,355.3	$803.7	$5,007.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,457.7	$781.6	$1,355.3	$755.0	$4,349.6

(a)In April 2022, the Company recorded $13.9 of goodwill related to its acquisition of Lacka Foods, and in January 2022, the Company recorded a final measurement period adjustment of $0.3 related to the Almark acquisition. For additional information on the Company’s acquisitions, see Note 6.
(b)In December 2021, the Company completed the WEF Transaction. For additional information on the WEF Transaction, see Note 7.
The Company did not record a goodwill impairment charge during the years ended September 30, 2022, 2021 or 2020, as all reporting units subjected to the quantitative test passed during each year. At September 30, 2022, the Cheese and Dairy reporting unit and the Refrigerated Retail reporting unit fair values exceeded their carrying values by approximately 6.5% and 8.5%, respectively. At September 30, 2022, the estimated fair values of all other reporting units exceeded their carrying values by at least 10%. At September 30, 2021, the estimated fair values of all such reporting units exceeded their carrying values by at least 11% (the lowest of which was Foodservice; all others exceeded their carrying values by at least 15%). At September 30, 2020, the estimated fair values of all such reporting units exceeded their carrying values by at least 4% (the lowest of which was Foodservice; all others exceeded their carrying values by at least 13%).
The fair values of the Cheese and Dairy and Refrigerated Retail reporting units at September 30, 2022 were impacted by raw material cost inflation and supply constraints, which impacted near-term profitability. The Company expects these impacts to be transitory in nature; however, inherent risk to their respective cash flows remains. Variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods. Factors that could create variances in the estimated fair value of the reporting units include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by external factors affecting demand such as changes in consumer preferences and consumer responses to marketing and pricing strategy, (ii) changes in product costs, including commodities, (iii) a significant change in profitability, (iv) interest rate fluctuations and (v) currency fluctuations.
NOTE 9 — INCOME TAXES
The components of “Earnings (Loss) before Income Taxes and Equity Method Loss” on the Consolidated Statements of Operations and other summary information is presented in the following table.

	Year Ended September 30,
	2022	2021	2020
Domestic	$799.9	$105.9	$(146.5)
Foreign	95.4	108.1	100.6
Earnings (Loss) before Income Taxes and Equity Method Loss	$895.3	$214.0	$(45.9)

Income tax expense (benefit)	$85.7	$58.2	$(21.3)
Effective income tax rate	9.6%	27.2%	(46.4)%
Income tax expense (benefit) consisted of the following:

	Year Ended September 30,
	2022	2021	2020
Current:
Federal	$71.1	$(20.3)	$9.2
State	11.1	(0.2)	4.6
Foreign	13.2	10.5	9.0
	95.4	(10.0)	22.8
Deferred:
Federal	(9.7)	22.6	(45.9)
State	—	3.4	(14.6)
Foreign	—	42.2	16.4
	(9.7)	68.2	(44.1)
Income tax expense (benefit)	$85.7	$58.2	$(21.3)

A reconciliation of income tax expense (benefit) with amounts computed at the statutory federal rate follows:

	Year Ended September 30,
	2022	2021	2020
Computed tax (21%)	$188.0	$44.9	$(9.6)
Enacted tax law and changes in deferred tax rates	0.9	40.0	10.2
Gain on investment in BellRing (a)	(91.8)	—	—
Non-deductible compensation	5.9	5.4	4.5
State income tax, net of effect on federal tax	10.3	1.7	(7.8)
Valuation allowances	1.4	2.9	6.1
Net losses and basis difference attributable to equity method investment	(14.1)	(9.2)	(6.5)
Income tax credits	(1.9)	(1.5)	(2.6)
Rate differential on foreign income	(10.2)	(11.0)	(10.7)
Excess tax benefits for share-based payments	(3.6)	(6.1)	(1.3)
Gain on bargain purchase	—	(2.4)	(2.5)
Enhanced deduction for food donations	(1.0)	(0.8)	(1.3)
Return-to-provision and changes in prior year accruals	(0.5)	(2.8)	(1.4)
Other, net (none in excess of 5% of statutory tax)	2.3	(2.9)	1.6
Income tax expense (benefit)	$85.7	$58.2	$(21.3)
(a)No deferred income taxes have been recorded with respect to the non-cash mark-to-market adjustment on the Company’s Investment in BellRing during the year ended September 30, 2022, as the Company expects to fully divest, and has already partially divested through the Debt-for-Equity Exchange, its remaining Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes. See Note 4 for additional information on the BellRing Spin-off.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	September 30, 2022			September 30, 2021
	Assets	Liabilities	Net	Assets	Liabilities	Net
Derivatives and mark-to-market adjustments	$34.9	$—	$34.9	$100.0	$—	$100.0
Disallowed interest carryforwards	55.4	—	55.4	34.2	—	34.2
Lease liabilities	35.8	—	35.8	31.9	—	31.9
Net operating loss and credit carryforwards	24.1	—	24.1	29.1	—	29.1
Stock-based and deferred compensation	19.9	—	19.9	17.5	—	17.5
Accrued liabilities	7.0	—	7.0	9.4	—	9.4
Accrued vacation, incentive and severance	6.2	—	6.2	8.2	—	8.2
Inventory	8.8	—	8.8	4.1	—	4.1
Intangible assets	—	(611.4)	(611.4)	—	(643.5)	(643.5)
Property	—	(197.6)	(197.6)	—	(218.7)	(218.7)
ROU assets	—	(32.9)	(32.9)	—	(30.0)	(30.0)
Pension and other postretirement benefits		(11.4)	(11.4)	—	(21.7)	(21.7)
Basis difference attributable to equity method investment	4.6	—	4.6	—	(11.8)	(11.8)
Other items	5.5	(1.8)	3.7	5.6	(1.8)	3.8
Total gross deferred income taxes	202.2	(855.1)	(652.9)	240.0	(927.5)	(687.5)
Valuation allowance	(35.5)	—	(35.5)	(41.6)	—	(41.6)
Total deferred taxes	$166.7	$(855.1)	$(688.4)	$198.4	$(927.5)	$(729.1)
As of September 30, 2022, the Company’s $24.1 deferred tax asset for net operating loss (“NOL”) and credit carryforwards is comprised of U.S. federal NOL carryforwards of $1.9, state NOLs of $13.5, foreign tax loss carryforwards of $5.3 and state credit carryforwards of $3.4. The expiration for the majority of these carryforwards are either greater than 10 years or are able to be carried forward indefinitely. The Company has offset approximately $13.4 of the state NOLs and all of the $5.3 of foreign tax loss carryforwards by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future. In addition, as of September 30, 2022, the Company had a deferred tax asset for disallowed U.S. interest expense of $55.4 subject to Internal Revenue Code Section 163(j) limitations, which may be carried forward indefinitely. Based on management’s judgement, with the exception of a $4.8 valuation allowance recorded for state-related disallowed interest carryforwards, it is more likely than not that the Company will recognize the benefit of this deferred tax asset in the future.
As of September 30, 2022 and 2021, the Company had a recognized valuation allowance of $35.5 and $41.6, respectively, based on management’s judgment that it is more likely than not that the benefits of its deferred tax assets will not be realized in the future. The changes in the valuation allowance during the years ended September 30, 2022, 2021 and 2020 were $(6.1), $0.5 and $8.5, respectively. These changes primarily relate to valuation allowances on state carryforwards.
The Company generally repatriates a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material. No provision has been made for income taxes on undistributed earnings of consolidated foreign subsidiaries of $90.0 as of September 30, 2022, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries to, amongst other things, fund local operations, fund debt service payments, fund pension and other post-retirement obligations, fund capital projects and support foreign growth initiatives, including potential acquisitions. If the Company repatriated any of the earnings, it could be subject to withholding tax and the impact of foreign currency movements. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
U.K. Tax Law Changes
In fiscal 2021, the effective income tax rate was impacted by enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 19% to 25%, effective April 1, 2023. During the years ended September 30, 2022 and 2021, the Company remeasured its existing deferred tax assets and liabilities considering the 25% U.K. corporate income tax rate for future periods and recorded tax expense of $0.9 and $40.0. Other changes made to the U.K.’s tax laws did not have a material impact on the Company’s financial statements during the years ended September 30, 2022 and 2021. Additionally, in fiscal 2020, the effective income tax rate was impacted by enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 17% to 19%. During the year ended September 30, 2020, the Company remeasured its existing deferred tax assets and liabilities considering the 19% U.K. corporate income tax rate for future periods and recorded tax expense of $13.0.
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
Unrecognized tax benefits activity for the years ended September 30, 2022, 2021 and 2020 is presented in the following table.

	September 30,
	2022	2021	2020
Balance, beginning of year	$12.5	$8.3	$8.6
Additions for tax positions taken in current year and acquisitions	0.1	0.3	0.2
Additions for tax positions taken in prior years	—	5.2	—
Settlements with tax authorities/statute expirations	(0.9)	(1.3)	(0.5)
Balance, end of year	$11.7	$12.5	$8.3
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective income tax rate was $6.5 at September 30, 2022. The Company believes that, due to expiring statutes of limitations and settlements with tax authorities, it is reasonably possible that the total unrecognized tax benefits may decrease up to approximately $0.2 within twelve months of the reporting date.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax expense (benefit). The Company recorded income tax expense (benefit) of $0.1, $(0.5) and zero related to interest and penalties in the years ended September 30, 2022, 2021 and 2020, respectively. The Company had accrued interest and penalties of $0.6 and $0.5 at September 30, 2022 and 2021, respectively. The accrued interest and penalties are not included in the table above.

U.S. federal, U.S. state and foreign jurisdiction income tax returns for the tax years ended September 30, 2019 through September 30, 2021 are generally open and subject to examination by the tax authorities in each respective jurisdiction.
NOTE 10 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share for both continuing and discontinued operations.

	Year ended September 30,
	2022	2021	2020
Net Earnings (Loss) from Continuing Operations
Net earnings (loss) from continuing operations	$735.0	$104.9	$(56.5)
Impact of redeemable NCI	—	(11.0)	—
Net earnings (loss) from continuing operations for basic earnings (loss) per share	$735.0	$93.9	$(56.5)
Impact of interest expense, net of tax, related to convertible senior notes	1.5	—	—
Net earnings (loss) from continuing operations for diluted earnings (loss) per share	$736.5	$93.9	$(56.5)

Net Earnings from Discontinued Operations
Net earnings from discontinued operations for basic earnings per share	$21.6	$61.8	$57.3
Dilutive impact of Old BellRing net earnings from discontinued operations	—	(0.1)	—
Net earnings from discontinued operations for diluted earnings per share	$21.6	$61.7	$57.3

Net Earnings
Net earnings for basic earnings per share	$756.6	$155.7	$0.8
Net earnings for diluted earnings per share	$758.1	$155.6	$0.8

shares in millions
Weighted-average shares for basic earnings per share	60.9	64.2	68.9
Effect of dilutive securities:
Stock options	0.3	0.6	—
Stock appreciation rights	0.1	0.1	—
Restricted stock units	0.5	0.3	—
Market-based performance restricted stock units	0.1	0.1	—
Earnings-based performance restricted stock units	0.1	—	—
Shares issuable upon conversion of convertible senior notes	0.7	—	—
Total dilutive securities	1.8	1.1	—
Weighted-average shares for diluted earnings per share	62.7	65.3	68.9

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$12.07	$1.46	$(0.82)
Diluted	$11.75	$1.44	$(0.82)
Earnings from Discontinued Operations per Common Share:
Basic	$0.35	$0.96	$0.83
Diluted	$0.34	$0.94	$0.83
Earnings per Common Share:
Basic	$12.42	$2.42	$0.01
Diluted	$12.09	$2.38	$0.01

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share for both continuing and discontinued operations as they were anti-dilutive.

	Year ended September 30,
	2022	2021	2020
Stock options	—	—	1.6
Stock appreciation rights	—	—	0.1
Restricted stock units	0.3	—	0.5
Market-based performance restricted stock units	0.1	—	0.2
NOTE 11 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2022	2021	2020
Advertising expenses	$93.2	$112.3	$113.1
Research and development expenses	18.9	21.9	19.1
Interest income	(4.4)	(0.6)	(6.2)
Interest paid	320.0	348.2	300.0
Income taxes paid	45.8	45.6	44.4
Accrued additions to property	36.4	38.3	29.8

NOTE 12 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2022	2021
Receivables, net
Trade	$499.4	$374.8
Income tax receivable	17.4	57.2
Related party	4.4	4.6
Other	25.3	18.0
	546.5	454.6
Allowance for credit losses	(2.3)	(2.2)
	$544.2	$452.4
Inventories
Raw materials and supplies	$130.9	$99.6
Work in process	21.1	19.2
Finished products	361.9	318.7
Flocks	35.2	39.1
	$549.1	$476.6
Other Assets
Pension asset	$93.9	$153.4
Operating ROU assets	122.9	115.5
Other investments	26.9	22.9
Derivative assets	3.0	29.1
Other	20.1	27.1
	$266.8	$348.0
Accounts Payable
Trade	$362.1	$369.1
Book cash overdrafts	53.3	1.5
Related party	26.1	1.2
Other	11.2	12.4
	$452.7	$384.2
Other Current Liabilities
Advertising and promotion	$47.2	$40.2
Accrued interest	69.5	68.1
Accrued compensation	63.4	41.7
Hedging liabilities	25.9	127.7
Operating lease liabilities	25.5	23.5
Accrued freight	25.1	24.0
Other accrued taxes	19.1	21.6
Other	94.3	68.2
	$370.0	$415.0
Other Liabilities
Pension and other postretirement benefit obligations	$45.6	$64.2
Derivative liabilities	49.1	256.0
Accrued compensation	33.1	36.1
Operating lease liabilities	113.7	105.2
Other	25.4	46.4
	$266.9	$507.9
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

At September 30, 2022, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
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
•rate-lock interest rate swaps that require lump sum settlements with the first settlement occurring in July 2023 and the last in July 2026; and
•interest rate swaps that mature in June 2023 and give the Company the option of pay-variable, receive-fixed lump sum settlements; and
•the PHPC Warrants (see Note 5).
Interest rate swaps
In fiscal 2022, the Company terminated $700.0 notional value of its rate-lock interest rate swap contracts. In connection with this termination, the Company paid $17.0, which was recorded in “(Income) expense on swaps, net” in the Consolidated Statement of Operations for the year ended September 30, 2022. The Company also restructured two of its rate-lock interest rate swap contracts, which contain non-cash, off-market financing elements. There were no cash settlements paid or received in connection with these restructurings.
In fiscal 2021, the Company restructured four of its rate-lock interest rate swap contracts, which contain non-cash, off-market financing elements. There were no cash settlements paid or received in connection with these restructurings.
In fiscal 2020, contemporaneously with the repayment of its term loan, the Company changed the designation of one of its interest rate swap contracts from a cash flow hedge to a non-designated hedging instrument. In connection with the de-designation, the Company reclassified losses previously recorded in accumulated OCI of $7.2 to “Interest expense, net” in the Consolidated Statement of Operations for the year ended September 30, 2020.
Cross-currency swaps
The Company terminated $448.7 notional value of its cross-currency swap contracts that were designated as hedging instruments during fiscal 2020. In connection with this termination, the Company received cash proceeds of $50.3 during the year ended September 30, 2020, which was recorded to accumulated OCI. Reclassification of amounts recorded in accumulated OCI into earnings will only occur in the event U.K.-based operations are substantially liquidated.
The following table shows the notional amounts of derivative instruments held.

	September 30, 2022	September 30, 2021
Commodity contracts	$145.0	$56.4
Energy contracts	23.7	45.9
Foreign exchange contracts - Forward contracts	3.2	—
Interest rate swap	200.0	200.0
Interest rate swaps - Rate-lock swaps	849.3	1,549.3
Interest rate swaps - Options	332.6	—
PHPC Warrants	16.9	16.9

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

	Balance Sheet Location	September 30, 2022	September 30, 2021
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$12.9	$16.3
Energy contracts	Prepaid expenses and other current assets	13.6	20.1
Interest rate swaps	Prepaid expenses and other current assets	3.4	—
Commodity contracts	Other assets	0.5	2.9
Energy contracts	Other assets	—	2.0
Interest rate swaps	Other assets	2.5	24.2
		$32.9	$65.5

Liability Derivatives:
Commodity contracts	Other current liabilities	$1.5	$2.8
Energy contracts	Other current liabilities	1.8	—
Interest rate swaps	Other current liabilities	22.5	124.9
Foreign exchange contracts	Other current liabilities	0.1	—
Interest rate swaps	Other liabilities	48.1	246.8
PHPC Warrants	Other liabilities	1.0	9.2
		$75.0	$383.7
The following table presents the effects of the Company’s derivative instruments on the Company’s Consolidated Statements of Operations.

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	(Gain) Loss Recognized in Statement of Operations
		2022	2021	2020
Commodity contracts	Cost of goods sold	$(32.2)	$(11.3)	$3.8
Energy contracts	Cost of goods sold	(28.5)	(43.1)	21.6
Foreign exchange contracts	Selling, general and administrative expenses	0.1	0.1	(0.1)
Interest rate swaps	(Income) expense on swaps, net	(268.0)	(122.8)	187.1
PHPC Warrants	Other income, net	(8.2)	(7.7)	—
The following table presents the effects of the Company’s derivative instruments on the Company’s Consolidated Statement of Comprehensive Income for the year ended September 30, 2020. The effects of the Company’s derivative instruments for the years ended September 30, 2022 and 2021 included in the Company’s Consolidated Statements of Comprehensive Income related to the Company’s discontinued operations and therefore were not included in the table below.

Derivatives Designated as Hedging Instruments	Gain Recognized in OCI	Loss Reclassified from Accumulated OCI into Earnings (a)	Statement of Operations Location
Interest rate swaps	$(0.6)	$7.2	Interest expense, net
Cross-currency swaps	(32.2)	—	(Income) expense on swaps, net
(a)This amount includes the amortization of previously unrealized losses on interest rate swaps that were de-designated as hedging instruments in the first quarter of fiscal 2020.
Accumulated OCI included a $99.5 net gain on hedging instruments before taxes ($74.9 after taxes) at both September 30, 2022 and September 30, 2021 related to settlements of and previously unrealized gains on cross-currency swaps. Reclassification of these amounts recorded in accumulated OCI into earnings will only occur in the event all U.K.-based operations are substantially liquidated.
At September 30, 2022 and 2021, the Company had pledged collateral of $2.8 and $6.4, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Consolidated Balance Sheets.

NOTE 14 — FAIR VALUE MEASUREMENTS
The following table presents the assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2022			September 30, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investment	$12.0	$12.0	$—	$15.5	$15.5	$—
Derivative assets	32.9	—	32.9	65.5	—	65.5
Equity securities	32.1	32.1	—	28.9	28.9	—
Investment in BellRing	94.8	94.8	—	—	—	—
	$171.8	$138.9	$32.9	$109.9	$44.4	$65.5

Liabilities:
Deferred compensation liabilities	$33.7	$—	$33.7	$36.0	$—	$36.0
Derivative liabilities	75.0	1.0	74.0	383.7	9.2	374.5
	$108.7	$1.0	$107.7	$419.7	$9.2	$410.5
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
The PHPC Warrants were initially valued using the Monte Carlo Option Pricing Method. The initial fair value measurement was categorized as Level 3, as the fair values utilized significant unobservable inputs. However, as of September 30, 2022 and 2021, the PHPC Warrants were valued using the market approach based on quoted prices as the PHPC Warrants became actively traded on the NYSE during the fourth quarter of fiscal 2021 and are now categorized as Level 1. For additional information on the PHPC Warrants, see Notes 5 and 13.
Equity Securities and Investment in BellRing
The Company uses the market approach to measure the fair value of its equity securities. The Company’s Investment in BellRing represented its 3.4% equity interest in BellRing as of September 30, 2022, which was measured at its fair value of $94.8 based on the trading value of the BellRing Common Stock on September 30, 2022. For additional information on the Company’s Investment in BellRing, see Notes 4 and 5.
Other Fair Value Measurements
Investments held in trust are invested in a fund consisting entirely of U.S. treasury securities. The fund is valued at net asset (“NAV”) per share, and as such, in accordance with ASC Topic 820, the investments have not been classified in the fair value hierarchy. Investments held in trust are reported at fair value on the Consolidated Balance Sheets (see Note 5).
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of any outstanding borrowings under the municipal bond as of September 30, 2022 and 2021 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding outstanding borrowings under the municipal bond (which are also categorized as Level 2), was $5,171.0 and $6,596.7 as of September 30, 2022 and 2021, respectively, which included $566.1 and zero related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill, other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis. No impairment charges were recorded for property, goodwill, definite-lived or indefinite-lived intangibles or assets held for sale during the years ended September 30, 2022, 2021 or 2020.
At September 30, 2020, the Company had land and buildings classified as assets held for sale related to the closures of the Clinton Plant, the Asheboro Facility and the Corby Facility. The Company sold the Asheboro Facility, the Corby Facility and the Clinton Plant in fiscal 2021. The Clinton Plant and the Asheboro Facility were both reported in the Post Consumer Brands segment, and the Corby Facility was reported in the Weetabix segment. The Company sold the Klingerstown Equipment and entered into an agreement to sell the Jefferson City Equipment in fiscal 2022. The Klingerstown Equipment and the Jefferson City Equipment were reported in the Foodservice segment. For additional information on assets held for sale, see Note 7.
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

Balance, September 30, 2020	$7.3
Proceeds from the sale of assets held for sale	(7.9)
Currency translation adjustment	0.1
Net gain related to assets held for sale	0.5
Balance, September 30, 2021	$—
Transfers of assets into held for sale	1.0
Net gain related to assets held for sale	9.4
Proceeds from the sale of assets held for sale	(10.3)
Balance, September 30, 2022	$0.1
NOTE 15 — LEASES
The Company leases office space, certain warehouses, manufacturing facilities and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from 1 to 54 years and most leases provide the Company with the option to exercise one or more renewal terms.
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
The following table presents the balance sheet location of the Company’s operating leases.

	September 30, 2022	September 30, 2021
ROU assets:
Other assets	$122.9	$115.5

Lease liabilities:
Other current liabilities	$25.5	$23.5
Other liabilities	113.7	105.2
Total lease liabilities	$139.2	$128.7

The following table presents maturities of the Company’s operating lease liabilities.

September 30, 2022
Fiscal 2023	$32.1
Fiscal 2024	26.3
Fiscal 2025	20.4
Fiscal 2026	18.9
Fiscal 2027	14.5
Thereafter	64.3
Total future minimum payments	$176.5
Less: Implied interest	37.3
Total lease liabilities	$139.2
The following table presents supplemental information related to the Company’s operating leases.

	Year Ended September 30,
	2022	2021	2020
Operating lease expense	$45.5	$40.1	$38.0
Variable lease expense	5.2	4.8	4.5
Short-term lease expense	9.4	7.5	7.4

Weighted-average remaining lease term	9 years	9 years	7 years
Weighted-average IBR	5.26%	4.70%	4.46%
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2022, 2021 and 2020 were $29.6, $28.4 and $26.0, respectively. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2022, 2021 and 2020 were $20.7, $33.8 and $5.3, respectively. Of the $33.8 ROU assets obtained in exchange for operating lease liabilities during the year ended September 30, 2021, $27.7 related to the acquisition of Almark (see Note 5).
NOTE 16 — LONG-TERM DEBT
Long-term debt as of the dates indicated consists of the following:

	September 30,
	2022	2021
2.50% convertible senior notes maturing August 2027	$575.0	$—
4.50% senior notes maturing September 2031	1,270.5	1,800.0
4.625% senior notes maturing April 2030	1,482.2	1,650.0
5.50% senior notes maturing December 2029	1,235.0	750.0
5.625% senior notes maturing January 2028	940.9	940.9
5.75% senior notes maturing March 2027	459.3	1,299.3
Municipal bond	6.4	7.5
	$5,969.3	$6,447.7
Less: Current portion of long-term debt	1.1	1.1
Debt issuance costs, net	50.1	47.2
Plus: Unamortized premium, net	38.5	42.2
Total long-term debt	$5,956.6	$6,441.6

Debt Transactions in Connection with BellRing
On March 8, 2022, the Company entered into a Joinder Agreement No. 1 (the “First Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions constituting the Funding Incremental Term Loan Lenders (as defined in the First Joinder Agreement, referred to herein as the “First Funding Incremental Term Loan Lenders”), Barclays Bank PLC, as administrative agent, and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent. The First Joinder Agreement provided for an incremental term loan (the “First Incremental Term Loan”) of $840.0 under the Company’s Credit Agreement (as defined below), which the Company borrowed in full on March 8, 2022.
Interest on the First Incremental Term Loan accrued at the adjusted term secured overnight financing rate (“SOFR”) rate (as defined in the Credit Agreement) plus a margin of 1.50% per annum, and the maturity date for the First Incremental Term Loan was May 6, 2022. The First Joinder Agreement permitted the Company to repay the First Incremental Term Loan, in whole or in part, in cash or, with prior written consent of the First Funding Incremental Term Loan Lenders, in lieu of cash, to exchange its obligations under the First Incremental Term Loan with the First Funding Incremental Term Loan Lenders for the BellRing Notes.
On March 10, 2022, the Company and the First Funding Incremental Term Loan Lenders entered into an exchange agreement (the “First Exchange Agreement”) pursuant to which the Company repaid the First Incremental Term Loan and all accrued and unpaid interest and expenses owed thereunder through a combination of (i) with respect to the principal amount owed under the First Incremental Term Loan, the assignment and transfer by the Company of all $840.0 of the BellRing Notes to the First Funding Incremental Term Loan Lenders and (ii) with respect to accrued and unpaid interest and fees and expenses owed under the First Incremental Term Loan, cash on hand (collectively, the “Debt-for-Debt Exchange”). As provided in the First Exchange Agreement, upon completion of the transfer of the BellRing Notes to the First Funding Incremental Term Loan Lenders and payment of interest, fees and expenses, the First Incremental Term Loan was deemed satisfied and paid in full. For additional information, see “Repayments of Debt” below.
On March 17, 2022, the Company redeemed $840.0 in aggregate principal amount, or approximately 65%, of the outstanding 5.75% senior notes maturing in March 2027 using the proceeds from the First Incremental Term Loan. The 5.75% senior notes were redeemed at a redemption price of 102.875% of the aggregate principal amount of the 5.75% senior notes being redeemed, plus accrued and unpaid interest for each day from March 1, 2022 to, but excluding, March 17, 2022. For additional information, see “Repayments of Debt” below.
On July 25, 2022, the Company entered into a Joinder Agreement No. 2 (the “Second Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions constituting the Funding Incremental Term Loan Lenders (as defined in the Second Joinder Agreement, referred to herein as the “Second Funding Incremental Term Loan Lenders”), Barclays Bank PLC, as administrative agent, and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent. The Second Joinder Agreement provided for an incremental term loan (the “Second Incremental Term Loan”) of $450.0 under the Company’s Credit Agreement, which the Company borrowed in full on July 25, 2022.
Interest on the Second Incremental Term Loan accrued at the adjusted term SOFR rate plus a margin of 1.50% per annum, and the maturity date for the Second Incremental Term Loan was September 23, 2022. The Second Joinder Agreement permitted the Company to repay the Second Incremental Term Loan, in whole or in part, in cash or, with the prior written consent of the Second Funding Incremental Term Loan Lenders, with an alternative form of consideration in lieu of cash.
On August 8, 2022, the Company and the Second Funding Incremental Term Loan Lenders entered into an exchange agreement (the “Second Exchange Agreement”) pursuant to which the Company transferred on August 11, 2022 14.8 million shares of its Investment in BellRing to the Second Funding Incremental Term Loan Lenders to repay $342.3 in aggregate principal amount of the Second Incremental Term Loan, excluding accrued interest, which was paid with cash (such exchange, the “Debt-for-Equity Exchange”). On September 14, 2022, the Company repaid the remaining principal balance of $107.7 of the Second Incremental Term Loan using cash on hand. For additional information, see “Repayments of Debt” below.
Convertible Senior Notes
On August 12, 2022, the Company issued $575.0 principal value of 2.50% convertible senior notes maturing in August 2027. The 2.50% convertible senior notes were issued at par, and the Company received $559.1 after incurring investment banking and other fees and expenses of $15.9, which were deferred and are being amortized to interest expense over the term of the 2.50% convertible senior notes. Interest payments on the 2.50% convertible senior notes are due semi-annually each February 15 and August 15, beginning on February 15, 2023. With a portion of the net proceeds received from the issuance, the Company repurchased 1.1 million shares of its common stock in privately negotiated transactions effected through one of the initial purchasers of the 2.50% convertible senior notes (or an affiliate thereof), as the Company’s agent, and paid the fees and expenses associated with the repurchase (see Note 20). The Company intends to use the remainder of the net proceeds for general corporate purposes.
The initial conversion rate of the 2.50% convertible senior notes is 9.4248 shares of the Company’s common stock per one thousand principal amount of notes, which represents an initial conversion price of approximately $106.10 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2.50% convertible senior notes (the “Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time.
The 2.50% convertible senior notes may be converted at the holder’s option up to the second scheduled trading day immediately before the maturity date of August 15, 2027 under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2022, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per one thousand principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company’s common stock described in the Indenture;
•if the Company calls the notes for redemption; and
•at any time from, and including, May 15, 2027 until the close of business on the second scheduled trading day immediately before the August 15, 2027 maturity date.
If a “fundamental change” (as defined in the Indenture) occurs, then, except as described in the Indenture, holders of the 2.50% convertible senior notes may require the Company to repurchase their notes at a cash repurchase price equal to the principal amount of the 2.50% convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the “fundamental change repurchase date” (as defined in the Indenture).
The 2.50% convertible senior notes may be redeemed, in whole or in part (subject to the partial redemption limitation described in the Indenture), at the Company’s option at any time, and from time to time, on or after August 20, 2025 and on or before the 35th scheduled trading day immediately before August 15, 2027, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (ii) the trading day immediately before the date the Company sends such notice.
As of September 30, 2022, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The Company evaluated the terms of the 2.50% convertible senior notes and concluded there were no embedded features that required separate bifurcation under ASC Topic 815. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of issuance costs, on the Company’s Consolidated Balance Sheet at the time of issuance.
As of September 30, 2022, the net carrying value of the 2.50% convertible senior notes was $559.5, which included $15.5 of unamortized debt issuance costs.
The Company’s 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior, unsecured basis, by each of the Company’s existing domestic subsidiaries that have guaranteed its other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designated as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor. If, after the date the 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary of the Company guarantees any of the Company’s existing 2.50% convertible senior notes or any other debt securities the Company may issue in the form of senior unsecured notes or convertible or exchangeable notes, then the Company will cause such subsidiary to become a guarantor under the 2.50% convertible senior notes as well.
Other Senior Notes
On February 14, 2017, the Company issued $750.0 principal value of 5.75% senior notes maturing in March 2027. The 5.75% senior notes were issued at par, and the Company received $739.5 after incurring investment banking and other fees and expenses of $10.5, which were deferred and are being amortized to interest expense over the term of the 5.75% senior notes. On August 10, 2017, the Company issued an additional $750.0 principal value of 5.75% senior notes. The additional 5.75% senior notes were issued at a price of 105.5% of par value, and the Company received $784.0 after incurring investment banking and other fees and expenses of $7.2, which were deferred and are being amortized to interest expense over the term of the 5.75% senior notes. The premium related to the additional 5.75% senior notes was recorded as an unamortized premium and is being amortized as a reduction to interest expense over the term of the 5.75% senior notes. Interest payments on the 5.75% senior notes are due semi-annually each March 1 and September 1.
On December 1, 2017, the Company issued $1,000.0 principal value of 5.625% senior notes maturing in January 2028. The 5.625% senior notes were issued at par, and the Company received $990.6 after incurring investment banking and other fees and expenses of $9.4, which were deferred and are being amortized to interest expense over the term of the 5.625% senior notes. Interest payments on the 5.625% senior notes are due semi-annually each January 15 and July 15.
On July 3, 2019, the Company issued $750.0 principal value of 5.50% senior notes maturing in December 2029. The 5.50% senior notes were issued at par, and the Company received $743.0 after incurring investment banking and other fees and expenses of $7.0, which were deferred and are being amortized to interest expense over the term of the 5.50% senior notes. On December 22, 2021, the Company issued an additional $500.0 principal value of 5.50% senior notes. The additional 5.50% senior notes were issued at a price of 103.5% of the par value, and the Company received $514.0 after incurring investment banking and other fees and expenses of $3.5, which were deferred and are being amortized to interest expense over the term of the 5.50% senior notes. The premium related to the additional 5.50% senior notes was recorded as an unamortized premium and is being amortized as a reduction to interest expense over the term of the 5.50% senior notes. Interest payments on the 5.50% senior notes are due semi-annually each June 15 and December 15.
On February 26, 2020, the Company issued $1,250.0 principal value of 4.625% senior notes maturing in April 2030. The 4.625% senior notes were issued at par, and the Company received $1,241.0 after incurring investment banking and other fees and expenses of $9.0, which were deferred and are being amortized to interest expense over the term of the 4.625% senior notes. On August 14, 2020, the Company issued an additional $400.0 principal value of 4.625% senior notes. The additional 4.625% senior notes were issued at a price of 105.5% of the par value, and the Company received $417.5 after incurring investment banking and other fees and expenses of $4.5 which were deferred and are being amortized to interest expense over the term of the 4.625% senior notes. The premium related to the additional 4.625% senior notes was recorded as an unamortized premium and is being amortized as a reduction of interest expense over the term of the 4.625% senior notes. Interest payments on the 4.625% senior notes are due semi-annually each April 15 and October 15.
On March 10, 2021, the Company issued $1,800.0 principal value of 4.50% senior notes maturing in September 2031. The 4.50% senior notes were issued at par, and the Company received $1,783.2 after incurring investment banking and other fees and expenses of $16.8, which were deferred and are being amortized to interest expense over the term of the 4.50% senior notes. Interest payments are due semi-annually each March 15 and September 15. With the net proceeds received from the issuance, the Company redeemed the outstanding principal balance of the Company’s previously held 5.00% senior notes maturing in August 2026. For additional information, see “Repayments of Debt” below.
All of the Company’s senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than immaterial subsidiaries, receivables finance subsidiaries and subsidiaries the Company designated as unrestricted subsidiaries, which such unrestricted subsidiaries includes 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor. These guarantees are subject to release in certain circumstances.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by the First Joinder Agreement and the Second Joinder Agreement, restated or amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Company incurred $3.6 of issuance costs during the year ended September 30, 2020 in connection with entering into the Credit Agreement, which were deferred and are being amortized to interest expense over the term of the Credit Agreement.

As of September 30, 2022 and 2021, the Revolving Credit Facility had outstanding letters of credit of $19.7 and $19.2, respectively, which reduced the available borrowing capacity under the Revolving Credit Facility to $730.3 and $730.8, respectively. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
On December 17, 2021, the Company entered into a second amendment to the Credit Agreement to, among other provisions, facilitate the BellRing Spin-off. For additional information regarding the BellRing Spin-off, see Note 4. The amendment also amended the Credit Agreement to change the reference interest rate applicable to revolving loan borrowings in U.S. Dollars from LIBOR to a rate based on the adjusted term SOFR rate. During the year ended September 30, 2022, the Company paid $0.4 of deferred financing fees in connection with the amendment.
Borrowings in U.S. Dollars under the Revolving Credit Facility bear interest, at the option of the Company, at an annual rate equal to either (a) the term SOFR rate or (b) the base rate determined by reference to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted term SOFR rate plus 1.00% per annum, in each case plus an applicable margin, which is determined by reference to the secured net leverage ratio (as defined in the Credit Agreement), with the applicable margin for adjusted term SOFR rate loans and base rate loans being (i) 2.00% and 1.00%, respectively, if the secured net leverage ratio is greater than or equal to 3.00:1.00, (ii) 1.75% and 0.75%, respectively, if the secured net leverage ratio is less than 3.00:1.00 and greater than or equal to 1.50:1.00 or (iii) 1.50% and 0.50%, respectively, if the secured net leverage ratio is less than 1.50:1.00. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility accrue at a rate of 0.375% if the Company’s secured net leverage ratio is greater than 3.00:1.00, and accrue at a rate of 0.25% if the Company’s secured net leverage ratio is less than or equal to 3.00:1.00.
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
2020 Bridge Loan
On October 11, 2019, in connection with the initial public offering and formation of Old BellRing, the Company entered into a $1,225.0 bridge facility agreement (the “2020 Bridge Loan Facility”) and borrowed $1,225.0 under the 2020 Bridge Loan Facility (the “2020 Bridge Loan”). On October 21, 2019, BellRing LLC entered into a borrower assignment and assumption agreement with the Company and the administrative agent under the 2020 Bridge Loan Facility, under which BellRing LLC became the borrower under the 2020 Bridge Loan and assumed all interest of $2.2 thereunder, and the Company and its subsidiary guarantors (other than BellRing LLC and its domestic subsidiaries, who were subsidiaries of the Company at the time) were released from all material obligations thereunder. The Company retained the net cash proceeds of the 2020 Bridge Loan, and following the assumption by BellRing LLC of the 2020 Bridge Loan Facility, used the cash proceeds of the 2020 Bridge Loan to repay a portion of the $1,309.5 principal balance of its previously outstanding term loan. For additional information, see “Repayments of Debt” below.

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
Repayments of Debt
On June 27, 2022, the Company commenced a modified “Dutch Auction” tender offer to purchase up to $450.0 in aggregate cash consideration (excluding accrued interest) of its (i) 4.625% senior notes at a bid range of 81% to 88% of par and (ii) 4.50% senior notes at a bid range of 80% to 87% of par (collectively, the “Tender Offer”). The Tender Offer included a tender premium of 5% of par for holders who tendered their senior notes prior to 5:00 p.m., New York City time, on July 11, 2022 (the “Tender Premium”). On July 26, 2022, the Company settled the Tender Offer and purchased $139.8 in aggregate principal amount, or approximately 8%, of its outstanding 4.625% senior notes at 87% of par, including the Tender Premium, and $381.8 in aggregate principal amount, or approximately 22%, of its outstanding 4.50% senior notes at 86% of par, including the Tender Premium, for aggregate cash consideration of $450.0, excluding accrued interest and fees. The Company paid tender fees of $1.7 in connection with the Tender Offer, which were included in “(Gain) loss on extinguishment of debt, net” in the Consolidated Statement of Operations for the year ended September 30, 2022.
The following table presents the Company’s cash repayments of debt, net of discounts included in the Consolidated Statements of Cash Flows and associated gain or loss included in “(Gain) loss on extinguishment of debt, net” in the Consolidated Statements of Operations.

	Cash repayments of debt		(Gain) Loss on Extinguishment of Debt, net
Year Ended September 30,	Issuance	Principal Amount Repaid	Debt Discounts (Received) / Premiums Paid	Write-off of Debt Issuance Costs / Tender Fees	Write-off of Unamortized Premium
	4.50% senior notes	$529.5	$(74.7)	$6.0	$—
	4.625% senior notes	167.8	(21.9)	1.1	(1.8)
	5.50% senior notes maturing in 2029	15.0	(1.2)	0.1	(0.2)
	5.75% senior notes	840.0	24.1	5.0	(13.3)
	Second Incremental Term Loan	107.7	—	—	—
	Municipal bond	1.1	—	—	—
2022	Total	$1,661.1	$(73.7)	$12.2	$(15.3)

	5.00% senior notes	$1,697.3	$74.3	$18.9	$—
	Municipal bond	1.0	—	—	—
2021	Total	$1,698.3	$74.3	$18.9	$—

	Term Loan	$1,309.5	$—	$9.1	$—
	5.50% senior notes maturing in 2025	1,000.0	41.3	8.7	—
	Revolving Credit Facility	500.0	—	—	—
	8.00% senior notes	122.2	8.5	0.7	—
	Municipal bond	1.1	—	—	—
	Credit Agreement	—	—	0.8	—
2020	Total	$2,932.8	$49.8	$19.3	$—

The following table presents the Company’s non-cash repayments of debt, which are not included in the Consolidated Statements of Cash Flows, and the associated gain or loss included in “(Gain) loss on extinguishment of debt, net” in the Consolidated Statements of Operations. There were no non-cash repayments of debt for the year ended September 30, 2021.

	Non-cash repayments of debt		(Gain) Loss on Extinguishment of Debt, net
Year Ended September 30,	Issuance	Principal Amount Repaid	Debt Discounts (Received) / Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
	First Incremental Term Loan	$840.0	$—	$3.5	$—
	Second Incremental Term Loan	342.3	—	0.7	—
2022	Total	$1,182.3	$—	$4.2	$—

	2020 Bridge Loan	$1,225.0	$—	$3.8	$—
2020	Total	$1,225.0	$—	$3.8	$—
As of September 30, 2022, expected principal payments on the Company’s debt for the next five fiscal years were:

September 30, 2022
Fiscal 2023	$1.1
Fiscal 2024	1.1
Fiscal 2025	1.2
Fiscal 2026	1.2
Fiscal 2027 (a)	1,035.6
(a)Includes principal payments of $575.0 related to the Company’s 2.50% convertible senior notes.
Estimated future interest payments on the Company’s debt through fiscal 2027 are expected to be $1,395.6 (with $284.1 expected in fiscal 2023) based on interest rates as of September 30, 2022.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of September 30, 2022, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
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
Resolution of claims prior to fiscal 2022: Prior to fiscal 2022, MFI resolved the following claims, including all class claims: (i) in December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0, which was approved by the district court in December 2017; (ii) in January 2017, MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms; (iii) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms; and (iv) between June 2019 and September 2019, MFI individually settled on confidential terms egg product opt-out claims asserted against it by four separate opt-out plaintiffs.
Fiscal 2022: During September 2022, MFI settled the remaining pending claims for this matter on confidential terms, which had sought damages based on purchases of egg products by three opt-out plaintiffs.
MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI. During the year ended September 30, 2022, the Company expensed $13.8 related to the September 2022 settlement, which was included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. No expense was recorded in the years ended September 30, 2021 or 2020 related to these matters. At September 30, 2021, the Company had accrued $3.5 for this matter, which was included in “Other current liabilities” on the Consolidated Balance Sheet. The Company had no accrual related to this matter as of September 30, 2022 as the settlement was paid prior to year end. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
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
Bob Evans Lease Guarantees
Historically, Bob Evans Farms, Inc. (“Bob Evans”) guaranteed certain payment and performance obligations associated with the leases for 143 properties (the “Guarantees”) leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantees remained in effect following the Company’s acquisition of Bob Evans in 2018, but have subsequently been adjusted to 130 properties. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, subject in certain cases to certain early termination allowances, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining term of the leases subsequent to September 30, 2022, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $12.9 and will increase up to 1.5% annually based on indexed inflation. The lease terms for the majority of the leases extend for approximately 15 years from September 30, 2022, and the Guarantees would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under any of the Guarantees, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the landlord to mitigate damages by re-letting the properties in default. While the COVID-19 pandemic impacted the restaurants industry generally, including the Bob Evans Restaurant Business, the Bob Evans Restaurant Business was able to amend certain of its leases during fiscal 2020 in order to ensure that it continued to meet its obligations under these leases, and there is no indication that the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantees is immaterial as of September 30, 2022.
NOTE 18 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the U.S., the U.K. and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance). The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and certain allocations. Amounts for the Canadian plans are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. With respect to defined benefits for Canadian Post Consumer Brands employees, eligibility is frozen to new entrants and benefit accrual is frozen for salaried employees. With respect to defined benefits for U.S. Post Consumer Brands employees, eligibility is frozen to new employees and the benefit accrual is frozen for all administrative employees and certain production employees. The benefit accrual is frozen for salaried Weetabix North America employees in the U.S. With respect to Weetabix employees in the U.K. participating in the executive and group schemes of the defined benefit pension plans, the plans are closed to new entrants and the benefit accrual is frozen with respect to existing participants.

Defined Benefit Pension Plans
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2022 and a statement of the funded status and amounts recognized on the Consolidated Balance Sheets as of September 30, 2022 and 2021.

	North America		Other International
	Year Ended September 30,		Year Ended September 30,
	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$133.3	$131.1	$821.3	$834.4
Service cost	4.3	3.9	—	—
Interest cost	3.5	3.2	15.7	15.2
Plan participants’ contributions	0.4	0.4	—	—
Prior service cost (a)	—	0.5	—	—
Actuarial gain	(38.9)	(1.4)	(251.6)	(32.7)
Business combinations	—	0.5	—	—
Benefits paid	(5.9)	(5.8)	(28.4)	(34.7)
Currency translation	(1.2)	0.9	(135.9)	39.1
Benefit obligation at end of year	$95.5	$133.3	$421.1	$821.3

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$136.6	$121.5	$970.9	$993.2
Actual return on plan assets	(27.1)	19.5	(273.0)	(34.1)
Employer contributions	0.4	0.2	—	—
Plan participants’ contributions	0.4	0.4	—	—
Benefits paid	(5.9)	(5.8)	(28.4)	(34.7)
Currency translation	(1.5)	0.8	(162.1)	46.7
Other	—	—	(0.1)	(0.2)
Fair value of plan assets at end of year	102.9	136.6	507.3	970.9
Funded status	$7.4	$3.3	$86.2	$149.6

Amounts recognized in assets or liabilities
Other assets	$7.7	$3.8	$86.2	$149.6
Other liabilities	(0.3)	(0.5)	—	—
Net amount recognized	$7.4	$3.3	$86.2	$149.6

Amounts recognized in accumulated OCI
Net actuarial loss (gain)	$5.0	$11.3	$40.2	$(6.0)
Prior service cost	0.6	0.7	10.7	11.1
Total	$5.6	$12.0	$50.9	$5.1

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	5.65%	3.05%	n/a	n/a
Discount rate — Canadian plans	5.12%	3.32%	n/a	n/a
Discount rate — Other international plans	n/a	n/a	5.15%	2.05%
Rate of compensation increase — U.S. plans	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Canadian plans	2.75%	2.75%	n/a	n/a
Rate of compensation increase — Other international plans	n/a	n/a	3.85%	3.45%
(a)Amounts reported for the year ended September 30, 2021 represent the impact of fiscal 2020 union negotiations that were ratified subsequent to September 30, 2020.
The fair value of plan assets for the North American and other international pension plans exceeded the accumulated benefit obligation at September 30, 2022 and 2021. The aggregate accumulated benefit obligation for the North American pension plans was $94.6 and $130.8 at September 30, 2022 and 2021, respectively. The aggregate accumulated benefit obligation for the other international pension plans was $418.9 and $817.8 at September 30, 2022 and 2021, respectively.
The following tables provide the components of net periodic benefit cost for the pension plans including amounts recognized in OCI. For the years ended September 30, 2022, 2021 and 2020, service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other income, net” in the Consolidated Statements of Operations.

	North America
	Year Ended September 30,
	2022	2021	2020
Components of net periodic benefit cost
Service cost	$4.3	$3.9	$4.3
Interest cost	3.5	3.2	3.7
Expected return on plan assets	(7.0)	(6.4)	(6.4)
Recognized net actuarial loss	1.6	2.4	1.8
Recognized prior service cost	0.1	0.1	0.1
Net periodic benefit cost	$2.5	$3.2	$3.5

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	3.05%	3.01%	3.32%
Discount rate — Canadian plans	3.32%	2.71%	2.84%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%
Expected return on plan assets — U.S. plans	5.75%	5.40%	5.53%
Expected return on plan assets — Canadian plans	5.25%	5.25%	5.75%

Changes in plan assets and benefit obligation recognized in total comprehensive income
Net (gain) loss	$(4.7)	$(14.5)	$6.6
Recognized loss	(1.6)	(2.4)	(1.8)
Prior service cost (a)	—	0.5	—
Recognized prior service cost	(0.1)	(0.1)	(0.1)
Total recognized in OCI (before tax effects)	$(6.4)	$(16.5)	$4.7
(a)Amounts reported for the year ended September 30, 2021 represent the impact of fiscal 2020 union negotiations that were ratified subsequent to September 30, 2020.

	Other International
	Year Ended September 30,
	2022	2021	2020
Components of net periodic benefit cost
Interest cost	$15.7	$15.2	$14.7
Expected return on plan assets	(24.8)	(24.9)	(24.6)
Recognized prior service cost	0.4	0.5	—
Net periodic benefit income	$(8.7)	$(9.2)	$(9.9)

Weighted-average assumptions used to determine net benefit cost
Discount rate	2.05%	1.73%	1.84%
Rate of compensation increase	3.45%	2.65%	2.55%
Expected return on plan assets	2.73%	2.38%	2.53%

Changes in plan assets and benefit obligation recognized in total comprehensive income
Net loss	$46.2	$26.4	$14.2
Prior service cost (a)	—	—	11.4
Recognized prior service cost	(0.4)	(0.5)	—
Total recognized in OCI (before tax effects)	$45.8	$25.9	$25.6
(a)During the year ended September 30, 2020, the Company recognized prior service cost as a result of an amendment to the benefit plan for Weetabix employees in the U.K. participating in the group scheme.
The Company expects to make contributions of $0.3 and zero to its defined benefit North American and other international pension plans, respectively, during fiscal 2023.
The expected return on North American pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 58.1% equity securities, 37.8% fixed income and bonds, 3.4% real assets and 0.7% cash and cash equivalents. At September 30, 2022, equity securities were 54.5%, fixed income and bonds were 33.9%, real assets were 2.9% and cash and cash equivalents were 8.7% of the fair value of total plan assets, 91.9% of which was invested in passive index funds. At September 30, 2021, equity securities were 61.4%, fixed income and bonds were 34.4%, real assets were 1.8% and cash and cash equivalents were 2.4% of the fair value of total plan assets, 97.8% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The expected return on other international pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 71.7% fixed income and bonds, 27.6% liability driven investments, 0.5% real assets and 0.2% cash and cash equivalents. At September 30, 2022, fixed income and bonds were 78.8%, liability driven investments were 18.7%, real assets were 0.4% and cash and cash equivalents were 2.1% of the fair value of total plan assets, 20.2% of which was invested in passive index funds. At September 30, 2021, fixed income and bonds were 72.6%, liability driven investments were 24.3%, real assets were 1.0% and cash and cash equivalents were 2.1% of the fair value of total plan assets, 31.3% of which was invested in passive index funds. The allocation guidelines were established by the trustees of the plan based on their determination of the appropriate risk posture and long-term objectives after consulting with management.

The following tables present the North American and other international pension plans’ assets measured at fair value on a recurring basis and the basis for that measurement. The fair value of funds is based on quoted net asset values of the shares held by the plans at year end.

	North America
	September 30, 2022			September 30, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Equities	$11.0	$—	$11.0	$13.8	$—	$13.8
Fixed income and bonds	5.0	—	5.0	5.7	—	5.7
Cash and cash equivalents	8.9	8.9	—	3.4	3.4	—
Fair value of plan assets in the fair value hierarchy	24.9	8.9	16.0	22.9	3.4	19.5
Equities	45.1	—	—	70.1	—	—
Fixed income and bonds	29.9	—	—	41.2	—	—
Real assets	3.0	—	—	2.4	—	—
Investments measured at net asset value (a)	78.0	—	—	113.7	—	—
Total plan assets	$102.9	$8.9	$16.0	$136.6	$3.4	$19.5

	Other International
	September 30, 2022			September 30, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Fixed income and bonds	$321.3	$321.3	$—	$649.3	$649.3	$—
Liability driven instruments	77.9	77.9	—	206.4	206.4	—
Cash and cash equivalents	10.6	10.6	—	17.8	17.8	—
Fair value of plan assets in the fair value hierarchy	409.8	409.8	—	873.5	873.5	—
Fixed income and bonds	78.5	—	—	56.1	—	—
Liability driven instruments	16.9	—	—	29.3	—	—
Real assets	2.1	—	—	9.5	—	—
Cash and cash equivalents	—	—	—	2.5	—	—
Investments measured at net asset value (a)	97.5	—	—	97.4	—	—
Total plan assets	$507.3	$409.8	$—	$970.9	$873.5	$—
(a)In accordance with ASC Topic 820, certain investments were measured at NAV. In cases where the fair value was measured at NAV using the practical expedient provided for in ASC Topic 820, the investments have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the tables above.

Other Postretirement Benefits
The following table provides a reconciliation of the changes in the North American other postretirement benefit obligations over the two year period ended September 30, 2022. Besides the North American plans, the Company does not maintain any other postretirement benefit plans.

	Year Ended September 30,
	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$66.5	$70.7
Service cost	0.5	0.5
Interest cost	1.5	1.5
Actuarial gain	(17.4)	(4.3)
Benefits paid	(2.3)	(2.4)
Currency translation	(0.5)	0.5
Benefit obligation at end of year	$48.3	$66.5

Change in fair value of plan assets
Employer contributions	2.3	2.4
Benefits paid	(2.3)	(2.4)
Fair value of plan assets at end of year	—	—
Funded status	$(48.3)	$(66.5)

Amounts recognized in assets or liabilities
Other current liabilities	(3.0)	(2.8)
Other liabilities	(45.3)	(63.7)
Net amount recognized	$(48.3)	$(66.5)

Amounts recognized in accumulated OCI
Net actuarial loss	$(9.2)	$8.9
Prior service credit	(5.4)	(10.0)
Total	$(14.6)	$(1.1)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	5.62%	2.89%
Discount rate — Canadian plans	5.12%	3.45%
Rate of compensation increase — Canadian plans	2.75%	2.75%

The following table provides the components of net periodic benefit cost for the other postretirement benefit plans including amounts recognized in OCI. For the years ended September 30, 2022, 2021 and 2020, service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other income, net” in the Consolidated Statements of Operations.

	Year Ended September 30,
	2022	2021	2020
Components of net periodic benefit cost
Service cost	$0.5	$0.5	$0.6
Interest cost	1.5	1.5	1.9
Recognized net actuarial loss	0.6	1.1	0.6
Recognized prior service credit	(4.6)	(4.7)	(4.7)
Net periodic benefit cost	$(2.0)	$(1.6)	$(1.6)

Weighted-average assumptions used to determine net benefit cost
Discount rate — U.S. plans	2.89%	2.79%	3.20%
Discount rate — Canadian plans	3.45%	2.78%	2.86%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%

Changes in benefit obligation recognized in total comprehensive income
Net (gain) loss	$(17.5)	$(4.3)	$4.6
Recognized net actuarial loss	(0.6)	(1.1)	(0.6)
Recognized prior service credit	4.6	4.7	4.7
Total recognized in OCI (before tax effects)	$(13.5)	$(0.7)	$8.7
For September 30, 2022 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2023 was 6.3% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for 2028 and beyond. For September 30, 2021 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2022 was 5.9% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for 2026 and beyond. For both September 30, 2022 and 2021 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 4.5%, and will remain at this rate for 2023 and beyond.
Additional Information
As of September 30, 2022, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2023	2024	2025	2026	2027	2028 - 2032
Pension benefits	$24.3	$24.8	$25.9	$27.1	$28.2	$156.2
Other benefits	3.2	3.4	3.4	3.4	3.5	17.9
Subsidy receipts	0.1	0.1	0.1	0.2	0.2	1.1
In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $19.6, $19.9 and $18.4 for the years ended September 30, 2022, 2021 and 2020, respectively.
NOTE 19 — STOCK-BASED COMPENSATION
Long-Term Incentive Plans
The Company’s employees participate in various Company long-term incentive plans (the “Long-Term Incentive Plans”). On January 27, 2022, the Company’s shareholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which permits the issuance of stock-based compensation awards of up to 2.4 million shares, plus shares remaining to be issued under the 2019 Long-Term Incentive Plan (including any shares assumed thereunder from the 2016 and 2012 Long-Term Incentive Plans) which were transferred to the 2021 Plan upon its effectiveness. Awards issued under the Long-Term Incentive Plans have a maximum term of 10 years. At September 30, 2022, there were 1.8 million shares remaining to be issued for stock-based compensation awards under the 2021 Plan.

Total compensation cost for the Company’s cash and non-cash stock-based compensation awards recognized in the years ended September 30, 2022, 2021 and 2020 was $66.4, $49.7 and $43.2, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $9.1, $5.8 and $6.0, respectively. As of September 30, 2022, the total compensation cost related to Post’s non-vested awards not yet recognized was $78.5, which is expected to be recognized over a weighted-average period of 1.3 years.
BellRing Spin-off Impact
In connection with the BellRing Spin-off, adjustments were made to the terms of outstanding equity-based awards (the “Equity Awards”) to preserve the intrinsic value of the Equity Awards and to participants’ accounts under the deferred compensation plans maintained by the Company with respect to notional investments in Post common stock (the “Deferred Compensation Accounts”). The adjustments to the Equity Awards and Deferred Compensation Accounts were based on the volume weighted average price of a share of Post common stock during the five trading day period prior to and including March 10, 2022 and the volume weighted average price of a share of Post common stock during the five trading day period immediately following March 10, 2022.
In addition, certain market-based performance restricted stock units granted in fiscal 2020 to named executive officers of Post pursuant to the 2019 Long-Term Incentive Plan that were outstanding as of immediately prior to the BellRing Spin-off (the “Fiscal 2020 Market PRSUs”) were converted into a number of time-based restricted stock units based on achievement of Post’s total shareholder return ranking compared to such rankings of peer companies over a specified performance period ending on March 10, 2022. The vesting of the converted Fiscal 2020 Market PRSUs was subject to the requirement to remain employed through October 15, 2022, and otherwise remained subject to the terms and restrictions of the applicable award agreements.
The adjustments to the Equity Awards had an immaterial impact on the Company’s Consolidated Statement of Operations for the year ended September 30, 2022. The disclosures regarding the Company’s equity arrangements below include certain awards issued to BellRing employees in Post common stock prior to the BellRing IPO and still outstanding at the beginning of fiscal 2022.
Stock Appreciation Rights (“SARs”)

in millions, except SARs or where otherwise indicated	SARs	Weighted- Average Exercise Price Per Share (a)	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2021	95,000	$46.59
Granted	—
Impact of BellRing Spin-off	41,038	33.62
Exercised	(54,484)	31.22
Forfeited	—
Expired	—
Outstanding at September 30, 2022	81,554	33.42	1.64	$4.0
Vested and expected to vest as of September 30, 2022	81,554	33.42	1.64	4.0
Exercisable at September 30, 2022	81,554	33.42	1.64	4.0
(a)The weighted-average exercise price per share for activity subsequent to the BellRing Spin-off, including the outstanding balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the Equity Awards outstanding immediately prior to the BellRing Spin-off.
Upon exercise of each SAR, the holder will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of SARs exercised was $3.0, $3.2 and $0.1 during the years ended September 30, 2022, 2021 and 2020, respectively. There were no SARs granted during the years ended September 30, 2022, 2021 or 2020.

Stock Options

in millions, except stock options or where otherwise indicated	Stock Options	Weighted- Average Exercise Price Per Share (a)	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2021	889,096	$65.67
Granted	—	—
Impact of BellRing Spin-off	353,559	48.89
Exercised	(231,340)	39.28
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2022	1,011,315	48.75	4.34	$33.5
Vested and expected to vest as of September 30, 2022	1,011,315	48.75	4.34	33.5
Exercisable at September 30, 2022	996,235	48.40	4.30	33.4
(a)The weighted-average exercise price per share for activity subsequent to the BellRing Spin-off, including the outstanding balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the Equity Awards outstanding immediately prior to the BellRing Spin-off.
The fair value of each stock option was estimated on the date of grant using the Black-Scholes Model. The Company used the simplified method for estimating a stock option term as it did not have sufficient historical stock option exercise experience upon which to estimate an expected term. The expected term was estimated based on the award’s vesting period and contractual term. Expected volatilities were based on historical volatility trends and other factors. The risk-free rate was the interpolated U.S. Treasury rate for a term equal to the expected term. The weighted-average assumptions and fair values for stock options granted during the year ended September 30, 2020 are summarized in the table below. There were no stock options granted during the years ended September 30, 2022 and 2021.

Expected term (in years)	6.5
Expected stock price volatility	29.2%
Risk-free interest rate	1.8%
Expected dividends	0%
Fair value (per stock option)	$35.32
The total intrinsic value of stock options exercised was $14.1, $46.4 and $5.5 in the years ended September 30, 2022, 2021 and 2020, respectively. The Company received proceeds from the exercise of stock options of $4.9, $7.6 and $3.9 during the years ended September 30, 2021, 2021 and 2020, respectively.
Restricted Stock Units (“RSUs”)

	RSUs	Weighted- Average Grant Date Fair Value Per Share (a)
Nonvested at September 30, 2021	822,112	$97.23
Granted	432,538	102.58
Impact of BellRing Spin-off (b)	520,090	n/a
Vested	(361,026)	91.68
Forfeited	(64,908)	81.63
Nonvested at September 30, 2022	1,348,806	68.38
(a)The weighted-average grant date fair value for the activity subsequent to the BellRing Spin-off, including the nonvested balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the Equity Awards outstanding immediately prior to the BellRing Spin-off.
(b)The Impact of BellRing Spin-off includes the adjustments to preserve the intrinsic value of the Equity Awards outstanding immediately prior to the BellRing Spin-off and the incremental RSUs from conversion of the Fiscal 2020 Market PRSUs.
The grant date fair value of each RSU award was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested RSUs was $68.38, $97.23 and $89.14 at

September 30, 2022, 2021 and 2020, respectively. The total vest date fair value of RSUs that vested during fiscal 2022, 2021 and 2020 was $35.1, $49.8 and $42.1, respectively.
Cash-Settled Restricted Stock Units (“Cash RSUs”)

	Cash RSUs	Weighted- Average Grant Date Fair Value Per Share (a)
Nonvested at September 30, 2021	29,400	$51.43
Granted	—	—
Impact of BellRing Spin-off	14,193	n/a
Vested	(14,530)	34.68
Forfeited	—	—
Nonvested at September 30, 2022	29,063	34.68

(a)The weighted-average grant date fair value for the activity subsequent to the BellRing Spin-off, including the nonvested balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the Equity Awards outstanding immediately prior to the BellRing Spin-off.
At September 30, 2022, the 29,063 nonvested Cash RSUs were valued at the greater of the closing stock price or the grant price adjusted for the BellRing Spin-off of $34.68. Cash used by the Company to settle Cash RSUs was $1.1, $1.1 and $0.9 for the years ended September 30, 2022, 2021 and 2020, respectively.
Earnings-Based Performance Restricted Stock Units (“Earnings PRSUs”)

	Earnings PRSUs	Weighted- Average Grant Date Fair Value Per Share (a)
Nonvested at September 30, 2021	7,526	$98.33
Granted	195,533	104.74
Impact of BellRing Spin-off	96,177	n/a
Adjustment for performance achievement (b)	(12,588)	n/a
Vested	—	—
Forfeited	(14,221)	78.27
Nonvested at September 30, 2022	272,427	70.46
(a)The weighted-average grant date fair value for the activity subsequent to the BellRing Spin-off, including the nonvested balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the Equity Awards outstanding immediately prior to the BellRing Spin-off.
(b)Represents the adjustment to previously granted Earnings PRSUs for performance achievement.
During the years ended September 30, 2022 and 2021, the Company granted Earnings PRSUs to certain employees. These awards will be earned based on reaching certain earnings-based targets over a period ranging from one to three years. The grant date fair value of each Earnings PRSU award was determined based upon the closing price of the Company’s common stock on the date of grant and the assumption that the Company would meet the full earnings-based targets. The Company reassesses the probability of achieving the earnings-based targets each quarterly reporting period and adjusts compensation cost accordingly. The weighted-average grant date fair value of nonvested Earnings PRSUs was $70.46 and $98.33 at September 30, 2022 and 2021, respectively. There were no Earnings PRSUs granted during the year ended September 30, 2020, and there were no Earnings PRSUs vested during the years ended September 30, 2022, 2021 or 2020.

Market-Based Performance Restricted Stock Units (“Market PRSUs”)

	Market PRSUs	Weighted- Average Grant Date Fair Value Per Share (a)
Nonvested at September 30, 2021	285,335	$142.61
Granted	108,922	163.63
Impact of BellRing Spin-off (b)	62,114	n/a
Adjustment for performance achievement (c)	(19,508)	n/a
Vested	(61,940)	122.34
Forfeited	(521)	110.35
Nonvested at September 30, 2022	374,402	106.10
(a)The weighted-average grant date fair value for the activity subsequent to the BellRing Spin-off, including the nonvested balance as of September 30, 2022, reflects the adjustment to preserve the intrinsic value of the Equity Awards outstanding immediately prior to the BellRing Spin-off.
(b)The Impact of BellRing Spin-off includes adjustments to preserve the intrinsic value of the Equity Awards outstanding immediately prior to the BellRing Spin-off, offset by the conversion of the Fiscal 2020 Market PRSUs into RSUs.
(c)Represents the adjustment to previously granted Market PRSUs for performance achievement.
The total vest date fair value of Market PRSUs that vested during fiscal 2022 and 2021 was $6.6 and $3.9, respectively. There were no Market PRSUs vested during the year ended September 30, 2020.
During the years ended September 30, 2022, 2021 and 2020, the Company granted Market PRSUs to certain employees. As described above, the Fiscal 2020 Market PRSUs were converted into a number of time-based RSUs in connection with the BellRing Spin-off. The fiscal 2022 and 2021 Market PRSUs will be earned by comparing Post’s total shareholder return (“TSR”) during a three year period to the respective TSRs of companies in a performance peer group. Based upon Post’s ranking in its performance peer group when comparing TSRs, a recipient of a Market PRSU grant may earn a total award ranging from 0% to 260% of the target award. The fair value of each Market PRSU was estimated on the grant date using a Monte Carlo simulation. The assumptions for Market PRSUs granted during the years ended September 30, 2022, 2021 and 2020 are summarized in the table below.

	2022	2021	2020
Expected term (in years)	3.0	3.0	3.0
Expected stock price volatility	27.7%	28.3%	22.2%
Risk-free interest rate	0.9%	0.2%	1.6%
Fair value (per Market PRSU)	$163.63	$152.58	$138.10
Deferred Compensation
Post provides deferred compensation plans for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation, or with respect to key employee participants, all or a portion of their eligible annual bonus, until a later date based on the participant’s elections. Participant deferrals for employee participants may be notionally invested in Post common stock equivalents (the “Equity Option”) or into a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (the “Vanguard Funds”). In order to receive a 33.3% matching contribution, deferrals for director participants must be made into the Equity Option. Deferrals into the Equity Option are generally distributed in Post stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to the administration of the deferred compensation plans. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in substantially the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability. For additional information regarding deferred compensation, refer to Note 14.

NOTE 20 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	September 30,
	2022	2021	2020
Shares repurchased (in millions)	4.9	4.0	6.1
Average price per share including broker’s commissions (a)	$90.04	$98.39	$97.67
Total cost including broker’s commissions (b)	$439.0	$393.7	$587.8
(a)Average repurchase price per share including broker’s commissions during the year ended September 30, 2022 was $103.81 prior to the BellRing Spin-off and $81.54 subsequent to the BellRing Spin-off.
(b)Of the $393.7 total cost recorded during the year ended September 30, 2021, $4.0 was not settled until October 2021 and was included in “Other current liabilities” on the Consolidated Balance Sheet at September 30, 2021.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above the predetermined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the predetermined price, the Company will receive the number of shares specified in the agreement. During the year ended September 30, 2020, the Company entered into a structured share repurchase arrangement which required cash payments totaling $46.4, which were recorded as “Cash paid for stock repurchase contracts” in the Consolidated Statement of Cash Flows for the year ended September 30, 2020. This arrangement settled during the year ended September 30, 2021, and the Company received cash payments of $47.5, which were recorded as “Additional paid-in-capital” on the Consolidated Balance Sheet at September 30, 2021 and as “Cash received from share repurchase contracts” in the Consolidated Statement of Cash Flows for the year ended September 30, 2021.
NOTE 21 — SEGMENTS
At September 30, 2022, the Company managed and reported operating results through the following four reportable segments:
•Post Consumer Brands: North American RTE cereal and Peter Pan nut butters;
•Weetabix: primarily U.K. RTE cereal, muesli and protein-based RTD shakes;
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
In fiscal 2022, 2021 and 2020, Post’s external revenues were primarily generated by sales within the U.S.; foreign sales were 12.5%, 14.3% and 14.5% of total net sales, respectively. The largest concentration of foreign sales was within the U.K., which accounted for 52.9%, 54.6% and 53.6% of total foreign sales in fiscal 2022, 2021 and 2020, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2022 and 2021, the majority of Post’s tangible long-lived assets were located in the U.S.; the remainder were located primarily in the U.K. and Canada, which combined have a net carrying value of approximately $253.6 and $300.2, respectively.
In the years ended September 30, 2022, 2021 and 2020, one customer, including its affiliates, accounted for 14.4%, 15.9% and 18.7%, respectively, of Post’s total net sales. All segments, except Foodservice, sold products to this major customer or its affiliates.

The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product. Note that additions to property and intangibles exclude additions through business acquisitions (see Note 6).

	Year Ended September 30,
	2022	2021	2020
Net Sales
Post Consumer Brands	$2,242.7	$1,915.3	$1,949.1
Weetabix	477.3	477.5	440.4
Foodservice	2,095.0	1,615.6	1,361.8
Refrigerated Retail	1,036.6	974.5	961.2
Eliminations and Corporate	(0.4)	(2.2)	(1.5)
Total	$5,851.2	$4,980.7	$4,711.0
Segment Profit
Post Consumer Brands	$314.6	$316.6	$393.5
Weetabix	109.5	115.4	112.3
Foodservice	151.0	61.7	25.6
Refrigerated Retail	57.1	75.9	125.6
Total segment profit	632.2	569.6	657.0
General corporate expenses and other	196.8	52.6	109.0
Interest expense, net	317.8	332.6	333.9
(Gain) loss on extinguishment of debt, net	(72.6)	93.2	72.9
(Income) expense on swaps, net	(268.0)	(122.8)	187.1
Gain on investment in BellRing	(437.1)	—	—
Earnings (loss) before income taxes and equity method loss	$895.3	$214.0	$(45.9)
Net sales by product
Cereal	$2,595.0	$2,333.3	$2,388.7
Nut butters	111.7	58.7	—
Eggs and egg products	2,026.1	1,556.1	1,307.8
Side dishes (including potato products)	652.4	575.0	536.6
Cheese and dairy	214.3	223.0	253.2
Sausage	171.2	165.9	168.1
Protein-based products	12.9	—	—
Other	68.5	70.9	58.1
Eliminations and Corporate	(0.9)	(2.2)	(1.5)
Total	$5,851.2	$4,980.7	$4,711.0
Additions to property and intangibles
Post Consumer Brands	$91.2	$81.2	$67.4
Weetabix	26.7	19.6	24.6
Foodservice and Refrigerated Retail	136.1	89.7	139.5
Corporate (a)	20.8	0.4	1.0
Total	$274.8	$190.9	$232.5
Depreciation and amortization
Post Consumer Brands	$133.1	$122.0	$112.4
Weetabix	37.5	39.0	35.9
Foodservice	127.5	126.0	119.6
Refrigerated Retail	78.4	75.5	73.1
Total segment depreciation and amortization	376.5	362.5	341.0
Corporate	3.7	4.0	4.0
Total	$380.2	$366.5	$345.0

	September 30,
	2022	2021
Assets, end of year
Post Consumer Brands	$3,529.1	$3,467.8
Weetabix	1,591.3	1,930.4
Foodservice and Refrigerated Retail	5,022.7	5,074.2
Corporate	1,164.9	1,248.2
Total assets of continuing operations	11,308.0	11,720.6
Total assets of discontinued operations	—	694.1
Total assets	$11,308.0	$12,414.7
(a)During the year ended September 30, 2022, the Company had non-cash exchanges of fixed assets of $19.5, which were included in the Corporate additions to property and intangibles.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
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
As of September 30, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item, appearing under the headings “Election of Directors – Information about the Current Directors and Nominees for Election to the Board of Directors,” “Corporate Governance – Board Meetings and Committees,” “Security Ownership of Certain Shareholders – Delinquent Section 16(a) Reports” and “Other Matters – Shareholder Director Nominations and Proposals for the 2024 Annual Meeting” in the Company’s definitive proxy statement for its 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2022 (the “2023 Proxy Statement”), is hereby incorporated by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Item 1 of this report.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item, appearing under the headings “Compensation of Officers,” “Director Compensation for the Fiscal Year Ended September 30, 2022,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2023 Proxy Statement, is hereby incorporated by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2023 Proxy Statement shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item, appearing under the headings “Security Ownership of Certain Shareholders – Security Ownership of Certain Beneficial Owners,” “Security Ownership of Certain Shareholders – Security Ownership of Management” and “Compensation of Officers – Equity Compensation Plan Information” in the 2023 Proxy Statement, is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence and Role of the Independent Lead Director” in the 2023 Proxy Statement, is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement, is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Post Holdings, Inc. are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, 2021 and 2020
•Consolidated Balance Sheets at September 30, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2021 and 2020
•Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2022, 2021 and 2020

•Notes to Consolidated Financial Statements
2.Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or not material or the required information is shown in the financial statements or notes thereto.
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

3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 2, 2018)
3.2	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 2, 2018)
3.3	Amended and Restated Bylaws of Post Holdings, Inc., effective November 16, 2022
4.1
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

4.2
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

4.3
Indenture (2029 Notes), dated as of July 3, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2019)

4.4
Indenture (2030 Notes), dated as of February 26, 2020, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2020)

4.5
Indenture (2031 Notes), dated as of March 10, 2021, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 11, 2021)

4.6
Indenture (2027 Convertible Notes), dated as of August 12, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2022)

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

†10.5	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on August 8, 2014)
†10.6	Post Holdings, Inc. Senior Management Bonus Program, effective as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)
†10.7	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)
†10.8	Post Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of January 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)

Exhibit No.	Description
†10.9	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2016)
†10.10	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2017)
†10.11	Post Holdings, Inc. Amended and Restated Executive Savings Investment Plan, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2017)
†10.12
Post Holdings, Inc. Amended and Restated Deferred Compensation Plan for Key Employees, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2017)

†10.13
Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q filed on August 4, 2017)

†10.14	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 15, 2017)
10.15
Transaction Agreement, dated as of August 2, 2018, by and among THL Equity Fund VIII Investors (PB), LLC, 8th Avenue Food & Provisions, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K (film no. 18989403) filed on August 2, 2018)

†10.16	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two and five year vesting) (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on November 16, 2018)
†10.17	Form of Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2018)
†10.18	Post Holdings, Inc. 2019 Long-Term Incentive Plan, effective January 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2019)
†10.19	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 30, 2019)
†10.20	Form of Non-Qualified Stock Option Award Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 30, 2019)
†10.21	Form of Non-Employee Director Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on November 22, 2019)
†10.22	Amendment to the Post Holdings, Inc. Senior Management Bonus Program, effective September 30, 2019 (Incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K filed on November 22, 2019)
†10.23
Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2019 (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q filed on February 7, 2020)

10.24
Tax Receivable Agreement, dated as of October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

†10.25	Form of Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 6, 2020)
10.26
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

10.27
Second Amended and Restated Guarantee and Collateral Agreement, dated as of March 18, 2020, by and among Post Holdings, Inc., certain of its subsidiaries and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2020)

†10.28	Form of Performance-Based, Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 23, 2020)
†10.29	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Management Directors) (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q filed on May 7, 2021)
†10.30	Offer Letter to Nicolas Catoggio, dated June 30, 2021

Exhibit No.	Description
†10.31	Form of Cliff-Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2021)
10.32
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 3, 2021, by and among Post Holdings, Inc. and Barclays Bank PLC, as administrative agent, including as Exhibit A thereto, Second Amended and Restated Credit Agreement, dated as of March 18, 2020 (as amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of September 3, 2021), among Post Holdings, Inc., the institutions from time to time party thereto as lenders, Barclays Bank PLC, as administrative agent, Barclays Bank PLC, BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as syndication agents, and Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as documentation agents (Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K filed on November 19, 2021)

†10.33
Second Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2021 (Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q filed on February 4, 2022)

†10.34	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective November 16, 2021 (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on February 4, 2022)
†10.35	Post Holdings, Inc. 2021 Long-Term Incentive Plan, effective November 17, 2021 (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q filed on February 4, 2022)
†10.36	Form of Stock-Settled Bonus Restricted Stock Unit Agreement
†10.37	Form of Performance-Based Restricted Stock Unit Agreement (3-Year Cumulative EBITDA Grant)
†10.38	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q filed on February 4, 2022)
†10.39	Form of Performance-Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q filed on February 4, 2022)
10.40
Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guarantee and Collateral Agreement, dated as of December 17, 2021, by and among Post Holdings, Inc., as borrower, certain of its subsidiaries, as guarantors, the institutions constituting the Required Lenders (as defined therein) and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2021)

†10.41	Form of Non-Employee Director Restricted Stock Unit Agreement (United States Non-Employee Directors) (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q filed on May 6, 2022)
†10.42	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Employee Directors) (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-Q filed on May 6, 2022)
10.43
Joinder Agreement No. 1, dated as of March 8, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) party thereto, the Funding Incremental Term Loan Lenders (as defined therein), Barclays Bank PLC, as administrative agent, and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 10, 2022)

*10.44
Tax Matters Agreement, dated as of March 10, 2022, by and among Post Holdings, Inc., BellRing Brands, Inc. and BellRing Intermediate Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2022)

10.45
Joinder Agreement No. 2, dated as of July 25, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) party thereto, the Funding Incremental Term Loan Lenders (as defined therein), Barclays Bank PLC, as administrative agent and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent (Incorporated by reference to the Company’s Form 8-K filed on July 26, 2022)

*10.46	Exchange Agreement, dated August 8, 2022, by and between Post Holdings, Inc. and the Funding Incremental Term Loan Lenders (as defined therein)
†10.47	Form of Cliff-Vesting Stock-Settled Restricted Stock Unit Agreement
21.1	Subsidiaries of Post Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2022

Exhibit No.	Description
31.2	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2022
**32.1	Certification of Robert V. Vitale and Jeff A. Zadoks, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2022
101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document
101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document
101.CAL	iXBRL (Inline XBRL) Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL (Inline XBRL) Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL (Inline XBRL) Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL (Inline XBRL) Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-K for the year ended September 30, 2022, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Post agrees to furnish supplementally to the SEC a copy of any omitted exhibit or schedule upon request by the SEC.
**	Furnished herewith.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.

By:	/s/ Robert V. Vitale
Robert V. Vitale
President and Chief Executive Officer
November 17, 2022
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

Signature	Title	Date

/s/ Robert V. Vitale	Director, President and Chief Executive Officer (principal executive officer)	November 17, 2022
Robert V. Vitale

/s/ Jeff A. Zadoks	Executive Vice President and Chief Financial Officer (principal financial officer)	November 17, 2022
Jeff A. Zadoks

/s/ Bradly A. Harper	Senior Vice President, Chief Accounting Officer (principal accounting officer)	November 17, 2022
Bradly A. Harper

/s/ William P. Stiritz	Chairman of the Board	November 17, 2022
William P. Stiritz

/s/ Dorothy M. Burwell	Director	November 17, 2022
Dorothy M. Burwell

/s/ Gregory L. Curl	Director	November 17, 2022
Gregory L. Curl

/s/ Thomas C. Erb	Director	November 17, 2022
Thomas C. Erb

/s/ Robert E. Grote	Director	November 17, 2022
Robert E. Grote

/s/ Ellen F. Harshman	Director	November 17, 2022
Ellen F. Harshman

/s/ David W. Kemper	Director	November 17, 2022
David W. Kemper

/s/ Jennifer Kuperman	Director	November 17, 2022
Jennifer Kuperman

/s/ David P. Skarie	Director	November 17, 2022
David P. Skarie