Form 10-Q
period 2022-12-31
Post Holdings, Inc.
filed 2023-02-03
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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
Common Stock, $0.01 par value per share – 58,918,593 shares as of January 30, 2023

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2022	2021
Net Sales	$1,566.3	$1,337.5
Cost of goods sold	1,151.4	1,005.8
Gross Profit	414.9	331.7
Selling, general and administrative expenses	228.7	220.5
Amortization of intangible assets	36.4	36.5
Other operating income, net	(0.1)	(3.5)
Operating Profit	149.9	78.2
Interest expense, net	65.9	82.8
Gain on extinguishment of debt, net	(8.7)	—
(Income) expense on swaps, net	(12.3)	36.9
Gain on investment in BellRing	(5.1)	—
Other income, net	(8.3)	(2.9)
Earnings (Loss) before Income Taxes and Equity Method Loss	118.4	(38.6)
Income tax expense (benefit)	24.7	(12.8)
Equity method loss, net of tax	—	18.6
Net Earnings (Loss) from Continuing Operations, Including Noncontrolling Interests	93.7	(44.4)
Less: Net earnings attributable to noncontrolling interests from continuing operations	1.8	0.3
Net Earnings (Loss) from Continuing Operations	91.9	(44.7)
Net earnings from discontinued operations, net of tax and noncontrolling interest	—	23.9
Net Earnings (Loss)	$91.9	$(20.8)

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$1.66	$(0.64)
Diluted	$1.52	$(0.64)
Earnings from Discontinued Operations per Common Share:
Basic	$—	$0.38
Diluted	$—	$0.38
Earnings (Loss) per Common Share:
Basic	$1.66	$(0.25)
Diluted	$1.52	$(0.25)
Weighted-Average Common Shares Outstanding:
Basic	58.8	62.5
Diluted	65.8	62.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended December 31,
	2022	2021
Net Earnings (Loss)	$91.9	$(20.8)
Net earnings attributable to noncontrolling interests from continuing operations	1.8	0.3
Net earnings attributable to noncontrolling interest from discontinued operations	—	11.3
Net Earnings (Loss) Including Noncontrolling Interests	93.7	(9.2)
Pension and postretirement benefits adjustments:
Reclassifications to net earnings (loss)	(1.2)	(0.5)
Hedging adjustments:
Reclassifications to net earnings (loss)	—	0.5
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	117.7	4.9
Tax benefit on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings (loss)	0.3	0.1
Total Other Comprehensive Income Including Noncontrolling Interests	116.8	5.0
Less: Comprehensive income attributable to noncontrolling interests	1.5	11.4
Total Comprehensive Income (Loss)	$209.0	$(15.6)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2022	September 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$606.8	$586.5
Restricted cash	3.1	3.6
Receivables, net	539.1	544.2
Inventories	596.6	549.1
Investment in BellRing	—	94.8
Investments held in trust	348.8	346.8
Prepaid expenses and other current assets	103.0	98.4
Total Current Assets	2,197.4	2,223.4
Property, net	1,756.5	1,751.9
Goodwill	4,416.3	4,349.6
Other intangible assets, net	2,707.2	2,712.2
Other assets	277.6	270.9
Total Assets	$11,355.0	$11,308.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.1	$1.1
Accounts payable	426.3	452.7
Other current liabilities	360.8	370.0
Total Current Liabilities	788.2	823.8
Long-term debt	5,886.8	5,956.6
Deferred income taxes	691.6	688.4
Other liabilities	240.4	266.9
Total Liabilities	7,607.0	7,735.7
Redeemable noncontrolling interest	308.1	306.6
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	4,737.4	4,748.2
Retained earnings	1,201.0	1,109.0
Accumulated other comprehensive loss	(145.8)	(262.9)
Treasury stock, at cost	(2,365.2)	(2,341.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,428.3	3,254.0
Noncontrolling interests	11.6	11.7
Total Shareholders’ Equity	3,439.9	3,265.7
Total Liabilities and Shareholders’ Equity	$11,355.0	$11,308.0
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net earnings (loss) from continuing operations, including noncontrolling interests	$93.7	$(44.4)
Adjustments to reconcile net earnings (loss) from continuing operations, including noncontrolling interests, to net cash provided by operating activities:
Depreciation and amortization	92.6	96.4
Unrealized (gain) loss on interest rate swaps, foreign exchange contracts and warrant liabilities, net	(5.8)	35.3
Gain on investment in BellRing	(5.1)	—
Gain on extinguishment of debt, net	(8.7)	—
Non-cash stock-based compensation expense	17.0	14.2
Equity method loss, net of tax	—	18.6
Deferred income taxes	(8.4)	(29.5)
Other, net	0.3	(3.0)
Other changes in operating assets and liabilities, net of held for sale assets and liabilities and divestitures:
Decrease in receivables, net	10.2	40.7
Increase in inventories	(44.6)	(25.6)
Increase in prepaid expenses and other current assets	(8.9)	(2.6)
(Increase) decrease in other assets	(0.2)	5.8
(Decrease) increase in accounts payable and other current liabilities	(39.5)	5.9
Increase in non-current liabilities	5.7	3.4
Net Cash Provided by Operating Activities - continuing operations	98.3	115.2
Net Cash Used in Operating Activities - discontinued operations	—	(9.1)
Net Cash Provided by Operating Activities	98.3	106.1
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(0.1)
Additions to property	(52.3)	(57.3)
Proceeds from sale of property and assets held for sale	0.1	14.4
Proceeds from sale of business	—	50.1
Investments in partnerships	(0.5)	(3.3)
Other, net	(0.3)	—
Net Cash (Used in) Provided by Investing Activities - continuing operations	(53.0)	3.8
Net Cash Used in Investing Activities - discontinued operations	—	(0.6)
Net Cash (Used in) Provided by Investing Activities	(53.0)	3.2
Cash Flows from Financing Activities
Proceeds from issuance of debt	130.0	500.0
Repayments of debt, net of discounts	(90.7)	—
Premium from issuance of debt	—	17.5
Purchases of treasury stock	(22.0)	(159.0)
Payments of debt issuance costs and deferred financing fees	(1.1)	(3.6)
Distributions from BellRing Brands, Inc., net	—	3.2
Financing portion of cash paid for rate-lock interest rate swaps	(16.3)	—
Other, net	(28.2)	(18.2)
Net Cash (Used in) Provided by Financing Activities - continuing operations	(28.3)	339.9
Net Cash Used in Financing Activities - discontinued operations	—	(112.5)
Net Cash (Used in) Provided by Financing Activities	(28.3)	227.4
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	2.8	(0.8)
Net Increase in Cash, Cash Equivalents and Restricted Cash	19.8	335.9
Cash, Cash Equivalents and Restricted Cash from continuing operations, Beginning of Year	590.1	671.6
Plus: Cash, Cash Equivalents and Restricted Cash from discontinued operations, Beginning of Year	—	152.6
Less: Cash, Cash Equivalents and Restricted Cash from discontinued operations, End of Period	—	30.4
Cash, Cash Equivalents and Restricted Cash from continuing operations, End of Period	$609.9	$1,129.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended December 31,
	2022	2021
Common Stock
Beginning and end of period	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	4,748.2	4,253.5
Activity under stock and deferred compensation plans	(27.8)	(17.7)
Non-cash stock-based compensation expense	17.0	11.9
End of period	4,737.4	4,247.7
Retained Earnings
Beginning of period	1,109.0	347.3
Net earnings (loss)	91.9	(20.8)
Post Holdings Partnering Corporation deemed dividend	0.1	0.1
End of period	1,201.0	326.6
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(29.7)	(10.9)
Net change in retirement benefits, net of tax	(0.9)	(0.4)
End of period	(30.6)	(11.3)
Hedging Adjustments, net of tax
Beginning of period	74.8	71.4
Net change in hedges, net of tax	—	0.4
End of period	74.8	71.8
Foreign Currency Translation Adjustments
Beginning of period	(308.0)	(17.6)
Foreign currency translation adjustments	118.0	5.2
End of period	(190.0)	(12.4)
Treasury Stock
Beginning of period	(2,341.2)	(1,902.2)
Purchases of treasury stock	(24.0)	(155.0)
End of period	(2,365.2)	(2,057.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,428.3	2,566.1
Noncontrolling Interests
Beginning of period	11.7	11.8
Net earnings attributable to noncontrolling interests	0.2	11.5
Purchases of treasury stock	—	(18.1)
Activity under stock and deferred compensation plans	—	(1.0)
Non-cash stock-based compensation expense	—	1.5
Net change in hedges, net of tax	—	0.1
Foreign currency translation adjustments	(0.3)	(0.3)
End of period	11.6	5.5
Total Shareholders’ Equity	$3,439.9	$2,571.6
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in millions, except per share information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” the “Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its subsidiaries), which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022.
On March 10, 2022, the Company completed its distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders (the “BellRing Distribution,” and such transaction, as well as the BellRing Contribution, the BellRing Merger (as such terms are defined in Note 3), the Debt-for-Debt Exchange (as such term is defined in Note 15) and the related transactions described in Note 3, the “BellRing Spin-off”). The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. The Notes to Condensed Consolidated Financial Statements reflect continuing operations only, unless otherwise indicated. See Note 3 for additional information regarding the BellRing Spin-off and discontinued operations.
These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive income, financial condition, cash flows and shareholders’ equity for the interim periods presented. Interim results are not necessarily indicative of the results for any other interim period or for the entire fiscal year. Certain reclassifications have been made to previously reported financial information to conform to the current period presentation.
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements that had or will have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.
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

The Company’s equity interest in BellRing subsequent to the BellRing Spin-off (its “Investment in BellRing”) was 14.2% immediately following the BellRing Spin-off. As a result of the BellRing Spin-off, the dual class voting structure in the BellRing business was eliminated. The BellRing Distribution was structured in a manner intended to qualify as a tax-free distribution to Post shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of fractional shares of BellRing Common Stock.
The Company incurred separation-related expenses related to the BellRing Spin-off and subsequent divestment of its Investment in BellRing (see Note 4) of $0.1 and $2.5 during the three months ended December 31, 2022 and 2021, respectively, which were included in “Selling, general and administrative expenses” within continuing operations in the Condensed Consolidated Statements of Operations. Old BellRing incurred separation-related expenses prior to the BellRing Spin-off of $2.0 during the three months ended December 31, 2021, which were included in “Net earnings from discontinued operations, net of tax and noncontrolling interest” in the Condensed Consolidated Statement of Operations. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees.
On March 17, 2022, the Company utilized proceeds received in connection with the BellRing Spin-off to redeem a portion of Post’s existing 5.75% senior notes (see Note 15).
The following is a summary of BellRing’s net assets as of March 10, 2022.

Total Assets	$633.0
Less: Total Liabilities	1,064.6
BellRing Net Assets	$(431.6)
The Company’s Investment in BellRing immediately following the BellRing Spin-off did not represent a controlling interest in BellRing. As such, the Company’s remaining proportionate share of BellRing’s net assets were recorded at a zero carrying value on March 10, 2022, as the BellRing net assets were negative. See Note 14 for additional information regarding the Company’s subsequent remeasurement of its Investment in BellRing to fair value for the periods subsequent to the BellRing Spin-off.
Discontinued Operations
The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of Old BellRing and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows.
The following table presents the components of net earnings from discontinued operations during the three months ended December 31, 2021.

Net Sales	$306.3
Cost of goods sold	214.0
Gross Profit	92.3
Selling, general and administrative expenses	36.8
Amortization of intangible assets	4.9
Operating Profit	50.6
Interest expense, net	8.4
Earnings from Discontinued Operations before Income Taxes	42.2
Income tax expense	7.0
Net Earnings from Discontinued Operations, Including Noncontrolling Interest	35.2
Less: Net earnings attributable to noncontrolling interest from discontinued operations	11.3
Net Earnings from Discontinued Operations, net of tax and noncontrolling interest	$23.9

NOTE 4 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
In May and June of 2021, the Company and Post Holdings Partnering Corporation, a special purpose acquisition company (“PHPC”), consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units” and such transaction, the “PHPC IPO”), of which PHPC Sponsor, LLC, the Company’s wholly-owned subsidiary (“PHPC Sponsor”), purchased 4.0 million PHPC Units. Each PHPC Unit consists of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC, each whole warrant entitling the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. The PHPC Units, PHPC Series A Common Stock and PHPC Warrants each trade on the New York Stock Exchange under the ticker symbols “PSPC.U”, “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC is required to consummate a partnering transaction by May 28, 2023 (which may be extended to August 28, 2023 in certain circumstances).
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
Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, representing the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, is required by the underwriting agreement to be maintained in the trust account. These proceeds will be invested only in U.S. treasury securities. At December 31, 2022 and September 30, 2022, there was $348.8 and $346.8, respectively, held in the trust account, which was included in “Investments held in trust” on the Condensed Consolidated Balance Sheets.
The public stockholders’ ownership of PHPC equity represents a noncontrolling interest (“NCI”) to the Company, which is classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock is redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net earnings or loss, other comprehensive income or loss (“OCI”) and distributions or (ii) the redemption value. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account and not previously released to PHPC to pay taxes. As of December 31, 2022 and September 30, 2022, the carrying amount of the redeemable NCI was recorded at its redemption value of $308.1 and $306.6, respectively. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend and are recorded to “Retained earnings” on the Condensed Consolidated Balance Sheets.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $10.7 were deferred underwriting commissions that will become payable to the underwriters solely in the event that PHPC completes a partnering transaction and were included in “Other current liabilities” on the Condensed Consolidated Balance Sheets at both December 31, 2022 and September 30, 2022.
As of both December 31, 2022 and September 30, 2022, the Company beneficially owned 31.0% of the equity of PHPC and the net earnings and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net earnings and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity.

	Three Months Ended December 31,
	2022	2021
Net earnings attributable to redeemable NCI	$1.6	$0.1
Redemption value adjustment	(1.5)	—
PHPC deemed dividend	$0.1	$0.1
The following table summarizes the changes to the Company’s redeemable NCI.

	As of and for the Three Months Ended December 31,
	2022	2021
Beginning of period	$306.6	$305.0
Net earnings attributable to redeemable NCI	1.6	0.1
PHPC deemed dividend	(0.1)	(0.1)
End of period	$308.1	$305.0
8th Avenue
The Company has a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that is accounted for using the equity method. In determining the accounting treatment of the common equity interest, management concluded that 8th Avenue was not a variable interest entity as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and as such, 8th Avenue was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by third parties associated with the governance of 8th Avenue. However, Post does retain significant influence, and therefore, the use of the equity method of accounting is required.
During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, the Company's investment in 8th Avenue was zero at both December 31, 2022 and September 30, 2022. In accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company has discontinued applying the equity method to the investment and will resume the recognition of equity method gains (losses) when the Company’s share of cumulative net losses is recovered. As such, the Company did not recognize an equity method gain (loss) attributable to 8th Avenue for the three months ended December 31, 2022.

The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue for the three months ended December 31, 2021.

Net loss attributable to 8th Avenue common shareholders	$(27.7)
60.5%
Equity method loss attributable to Post	$(16.8)
Less: Amortization of basis difference, net of tax (a)	1.7
Equity method loss, net of tax	$(18.5)
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
Summarized financial information of 8th Avenue for the three months ended December 31, 2021 is presented in the following table.

Net sales	$259.6
Gross profit	$28.0

Net loss	$(18.0)
Less: Preferred stock dividend	9.7
Net loss attributable to 8th Avenue common shareholders	$(27.7)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $0.8 and $1.0 during the three months ended December 31, 2022 and 2021, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three months ended December 31, 2022 and 2021, the Company had net sales to 8th Avenue of $2.4 and $1.4, respectively, and purchases from and royalties paid to 8th Avenue of $23.3 and $29.5, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $6.5, $16.6 and $0.7, respectively, at December 31, 2022 and $4.4, $26.1 and $0.7, respectively, at September 30, 2022. The current receivables, current payables and long-term liability were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to MSA fees, pass through charges owed by 8th Avenue to the Company, related party sales and purchases and tax indemnification liabilities.
Investment in BellRing
Immediately following the BellRing Spin-off, the Company’s Investment in BellRing represented 19.4 million shares of BellRing Common Stock, or 14.2% of the equity interest in BellRing, which did not represent a controlling interest in BellRing and was accounted for as an equity security.
On August 11, 2022, the Company transferred 14.8 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of the First Debt-for-Equity Exchange (as defined in Note 15). See Note 15 for additional information regarding the First Debt-for-Equity Exchange. As a result, the Company’s remaining Investment in BellRing as of September 30, 2022 represented 4.6 million shares of BellRing Common Stock, or 3.4% of the outstanding equity of BellRing. As of September 30, 2022, the Company’s Investment in BellRing was recorded at its fair value of $94.8 and was included in “Investment in BellRing” on the Condensed Consolidated Balance Sheet (see Note 14).
On November 25, 2022, the Company transferred the remaining 4.6 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of the Second Debt-for-Equity Exchange (as defined in Note 15). See Note 15 for additional information regarding the Second Debt-for-Equity Exchange. The Company had no ownership of BellRing Common Stock as of December 31, 2022.
The Company recognized a gain on its Investment in BellRing of $5.1 during the three months ended December 31, 2022, which was recorded in “Gain on investment in BellRing” in the Condensed Consolidated Statement of Operations. No deferred income taxes were recorded with respect to the non-cash mark-to-market adjustments on the Company’s Investment in

BellRing as of December 31, 2022 or September 30, 2022, as the Company fully divested its Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes.
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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was zero and $0.1 for the three months ended December 31, 2022 and 2021, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $4.3 and $4.1 at December 31, 2022 and September 30, 2022, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.5 and $0.4 at December 31, 2022 and September 30, 2022, respectively, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
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
On April 5, 2022, the Company completed its acquisition of Lacka Foods Limited (“Lacka Foods”), a United Kingdom (“U.K.”)-based distributor and marketer of protein-based ready-to-drink (“RTD”) shakes and nutritional snacks, for £24.5 million (approximately $32.2), net of cash acquired, using cash on hand. The acquisition included earnings-based contingent consideration of £3.5 million (approximately $4.6), representing its initial fair value estimate, which may be paid to the seller in annual installments over the next three years with a maximum cash payout of £3.5 million. Lacka Foods is reported in the Weetabix segment (see Note 19). The results of operations for the Lacka Foods acquisition were immaterial for purposes of presenting unaudited pro forma information.
NOTE 6 — DIVESTITURE AND AMOUNTS HELD FOR SALE
Divestiture
On December 1, 2021, the Company sold the Willamette Egg Farms business (the “WEF Transaction”), which included the sale of $62.8 book value of assets, for total proceeds of $56.1. Of the $56.1, the Company had $6.0 in escrow, subject to certain contingencies, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheets at both December 31, 2022 and September 30, 2022. As a result of the WEF Transaction, during the three months ended December 31, 2021, the Company recorded a net loss on sale of business of $6.7, which was reported as “Other operating income, net” in the Condensed Consolidated Statement of Operations. During fiscal 2022, the Company recorded a favorable working capital adjustment of $0.4, resulting in a final net loss on sale of business of $6.3. Subsequent to the WEF Transaction, Willamette Egg Farms was no longer consolidated in the Company’s financial statements. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in the Refrigerated Retail segment.
Amounts Held For Sale
The Company sold certain Foodservice production equipment in Klingerstown, Pennsylvania (the “Klingerstown Equipment”) in November 2021, which had been previously classified as held for sale. In the three months ended December 31, 2021, the Company received total proceeds of $10.3 and recorded a gain on assets held for sale of $9.8 related to the sale of the Klingerstown Equipment, which was included in “Other operating income, net” in the Condensed Consolidated Statement of Operations. There were no held for sale gains or losses recorded in the three months ended December 31, 2022.

NOTE 7 — INCOME TAXES
The effective income tax rate was 20.9% and 33.2% for the three months ended December 31, 2022 and 2021, respectively. In accordance with ASC Topic 740, “Income Taxes,” the Company records income taxes for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three months ended December 31, 2022, the effective income tax rate differed from the statutory rate primarily as a result of $5.0 of discrete tax benefit items related to excess tax benefits for share-based payments.
In the three months ended December 31, 2021, the effective income tax rate differed from the statutory rate primarily as a result of $4.6 of discrete tax benefit items related to the Company’s equity method loss attributable to 8th Avenue and $2.0 of discrete tax benefit items related to excess tax benefits for share-based payments. For additional information on the 8th Avenue equity method loss, refer to Note 4.
NOTE 8 — EARNINGS (LOSS) PER SHARE
In accordance with ASC Topic 260, “Earnings Per Share,” the Company has presented basic and diluted earnings (loss) per share for both continuing and discontinued operations. Basic earnings (loss) per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method and convertible senior notes using the “if converted” method.
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

The following table sets forth the computation of basic and diluted earnings (loss) per share for both continuing and discontinued operations.

	Three Months Ended December 31,
	2022	2021
Net Earnings (Loss) from Continuing Operations
Net earnings (loss) from continuing operations	$91.9	$(44.7)
Impact of redeemable NCI	5.7	4.9
Net earnings (loss) from continuing operations for basic earnings (loss) per share	$97.6	$(39.8)
Impact of interest expense, net of tax, related to convertible senior notes	2.7	—
Net earnings (loss) from continuing operations for diluted earnings (loss) per share	$100.3	$(39.8)

Net Earnings from Discontinued Operations
Net earnings from discontinued operations for basic earnings per share	$—	$23.9
Dilutive impact of Old BellRing net earnings from discontinued operations	—	—
Net earnings from discontinued operations for diluted earnings per share	$—	$23.9

Net Earnings (Loss)
Net earnings (loss) for basic earnings (loss) per share	$97.6	$(15.9)
Net earnings (loss) for diluted earnings (loss) per share	$100.3	$(15.9)

shares in millions
Weighted-average shares for basic earnings (loss) per share	58.8	62.5
Effect of dilutive securities:
Stock options	0.4	—
Restricted stock units	0.7	—
Market-based performance restricted stock units	0.4	—
Earnings-based performance restricted stock units	0.1	—
Shares issuable upon conversion of convertible senior notes	5.4	—
Total dilutive securities	7.0	—
Weighted-average shares for diluted earnings (loss) per share	65.8	62.5

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$1.66	$(0.64)
Diluted	$1.52	$(0.64)
Earnings from Discontinued Operations per Common Share:
Basic	$—	$0.38
Diluted	$—	$0.38
Earnings (Loss) per Common Share:
Basic	$1.66	$(0.25)
Diluted	$1.52	$(0.25)

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share for both continuing and discontinued operations as they were anti-dilutive.

	Three Months Ended December 31,
shares in millions	2022	2021
Stock options	—	0.8
Stock appreciation rights	—	0.1
Restricted stock units	0.2	0.8
Market-based performance restricted stock units	0.2	0.1
NOTE 9 — INVENTORIES

	December 31, 2022	September 30, 2022
Raw materials and supplies	$129.7	$130.9
Work in process	25.6	21.1
Finished products	406.9	361.9
Flocks	34.4	35.2
	$596.6	$549.1
NOTE 10 — PROPERTY, NET

	December 31, 2022	September 30, 2022
Property, at cost	$3,338.0	$3,269.3
Accumulated depreciation	(1,581.5)	(1,517.4)
	$1,756.5	$1,751.9
NOTE 11 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2022
Goodwill (gross)	$2,066.8	$781.6	$1,355.3	$803.7	$5,007.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,457.7	$781.6	$1,355.3	$755.0	$4,349.6
Currency translation adjustment	—	66.7	—	—	66.7
Balance, December 31, 2022
Goodwill (gross)	$2,066.8	$848.3	$1,355.3	$803.7	$5,074.1
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,457.7	$848.3	$1,355.3	$755.0	$4,416.3

NOTE 12 — INTANGIBLE ASSETS, NET
    Total intangible assets are as follows:

	December 31, 2022			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,143.2	$(847.6)	$1,295.6	$2,129.7	$(816.4)	$1,313.3
Trademarks and brands	650.5	(269.8)	380.7	647.7	(260.4)	387.3
	2,793.7	(1,117.4)	1,676.3	2,777.4	(1,076.8)	1,700.6
Not subject to amortization:
Trademarks and brands	1,030.9	—	1,030.9	1,011.6	—	1,011.6
	$3,824.6	$(1,117.4)	$2,707.2	$3,789.0	$(1,076.8)	$2,712.2
NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials and supplies, interest rate risks and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
Cash flows associated with all derivatives are reported as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows, unless the derivative contains an other-than-insignificant financing element, in which case its cash flows are reported as cash flows from financing activities.
At December 31, 2022, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts maturing in the next year that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling and between the U.S. Dollar and the Pound Sterling;
•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
◦rate-lock interest rate swaps that require lump sum settlements with the first settlement occurring in July 2023 and the last in July 2026; and
◦an interest rate swap that matures in June 2023 and gives the Company the option of pay-variable, receive-fixed lump sum settlements; and
•the PHPC Warrants (see Note 4).
In fiscal 2023, the Company paid $16.3 in connection with the termination of $208.9 notional value of its rate-lock swap contracts and received cash proceeds of $6.7 in connection with the termination of its interest rate swap contract with a $200.0 notional value.
The following table presents the notional amounts of derivative instruments held.

	December 31, 2022	September 30, 2022
Commodity contracts	$178.5	$145.0
Energy contracts	20.7	23.7
Foreign exchange contracts - Forward contracts	19.5	3.2
Interest rate swap	—	200.0
Interest rate swaps - Rate-lock swaps	640.4	849.3
Interest rate swap - Option	332.6	332.6
PHPC Warrants	16.9	16.9

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	December 31, 2022	September 30, 2022
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$8.9	$12.9
Energy contracts	Prepaid expenses and other current assets	8.2	13.6
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	—
Interest rate swaps	Prepaid expenses and other current assets	—	3.4
Commodity contracts	Other assets	4.1	0.5
Interest rate swaps	Other assets	—	2.5
		$21.3	$32.9

Liability Derivatives:
Commodity contracts	Other current liabilities	$1.0	$1.5
Energy contracts	Other current liabilities	3.6	1.8
Foreign exchange contracts	Other current liabilities	0.1	0.1
Interest rate swaps	Other current liabilities	20.7	22.5
Interest rate swaps	Other liabilities	22.3	48.1
PHPC Warrants	Other liabilities	0.8	1.0
		$48.5	$75.0
The following table presents the statement of operations location and (gain) loss recognized on the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended December 31,
		2022	2021
Commodity contracts	Cost of goods sold	$(2.1)	$(8.8)
Energy contracts	Cost of goods sold	2.8	2.1
Foreign exchange contracts	Selling, general and administrative expenses	(0.1)	(0.1)
Interest rate swaps	(Income) expense on swaps, net	(12.3)	36.9
PHPC Warrants	Other income, net	(0.2)	(0.5)
At December 31, 2022 and September 30, 2022, the Company had pledged collateral of $2.6 and $2.8, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 14 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2022			September 30, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$12.9	$12.9	$—	$12.0	$12.0	$—
Derivative assets	21.3	—	21.3	32.9	—	32.9
Equity securities	37.1	37.1	—	32.1	32.1	—
Investment in BellRing	—	—	—	94.8	94.8	—
	$71.3	$50.0	$21.3	$171.8	$138.9	$32.9
Liabilities:
Deferred compensation liabilities	$37.0	$—	$37.0	$33.7	$—	$33.7
Derivative liabilities	48.5	0.8	47.7	75.0	1.0	74.0
	$85.5	$0.8	$84.7	$108.7	$1.0	$107.7
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
As of both December 31, 2022 and September 30, 2022, the PHPC Warrants were valued using the market approach based on quoted prices and are categorized as Level 1. For additional information on the PHPC Warrants, see Notes 4 and 13.
Equity Securities and Investment in BellRing
The Company uses the market approach to measure the fair value of its equity securities. The Investment in BellRing represented the Company’s 3.4% equity interest in BellRing as of September 30, 2022, which was measured at its fair value of $94.8 based on the trading value of the BellRing Common Stock on September 30, 2022. As of December 31, 2022, the Company did not hold an equity interest in BellRing.
Other Fair Value Measurements
Investments held in trust are invested in a fund consisting entirely of U.S. treasury securities. The fund is valued at net asset value per share, and as such, in accordance with ASC Topic 820, the investments have not been classified in the fair value hierarchy. Investments held in trust are reported at fair value on the Condensed Consolidated Balance Sheets (see Note 4).
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond as of December 31, 2022 and September 30, 2022 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding outstanding borrowings under the municipal bond (which are also categorized as Level 2), was $5,343.5 and $5,171.0 as of December 31, 2022 and September 30, 2022, respectively, which included $607.9 and $566.1 related to the Company’s convertible senior notes, respectively.

Certain assets and liabilities, including property, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
NOTE 15 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	December 31, 2022	September 30, 2022
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	1,199.5	1,270.5
4.625% senior notes maturing April 2030	1,482.2	1,482.2
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	940.9	940.9
5.75% senior notes maturing March 2027	459.3	459.3
Municipal bond	6.4	6.4
	$5,898.3	$5,969.3
Less: Current portion of long-term debt	1.1	1.1
Debt issuance costs, net	47.7	50.1
Plus: Unamortized premium, net	37.3	38.5
Total long-term debt	$5,886.8	$5,956.6
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

On August 8, 2022, the Company and the Second Funding Incremental Term Loan Lenders entered into an exchange agreement (the “Second Exchange Agreement”) pursuant to which the Company transferred, on August 11, 2022, 14.8 million shares of its Investment in BellRing to the Second Funding Incremental Term Loan Lenders to repay $342.3 in aggregate principal amount of the Second Incremental Term Loan, excluding accrued interest, which was paid with cash (such exchange, the “ First Debt-for-Equity Exchange”). On September 14, 2022, the Company repaid the remaining principal balance of $107.7 of the Second Incremental Term Loan using cash on hand.
On November 18, 2022, the Company entered into a Joinder Agreement No. 3 (the “Third Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, J.P. Morgan Securities LLC (“J.P. Morgan”), as lender, Barclays Bank PLC, as administrative agent, and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent. The Third Joinder Agreement provided for an incremental term loan (the “Third Incremental Term Loan”) of $130.0 under the Company’s Credit Agreement, which the Company borrowed in full on November 18, 2022.
Interest on the Third Incremental Term Loan accrued at the adjusted term secured overnight financing rate (“SOFR”) rate (as defined in the Credit Agreement) plus a margin of 1.50% per annum, and the maturity date for the Third Incremental Term Loan was December 19, 2022. The Third Joinder Agreement permitted the Company to repay the Third Incremental Term Loan, in whole or in part, in cash or, with the prior written consent of J.P. Morgan, with an alternative form of consideration in lieu of cash.
On November 21, 2022, the Company and J.P. Morgan entered into an exchange agreement (the “Third Exchange Agreement”) pursuant to which the Company transferred, on November 25, 2022, the remaining 4.6 million shares of its Investment in BellRing to J.P. Morgan to repay $99.9 in aggregate principal amount of the Third Incremental Term Loan, excluding accrued interest, which was paid with cash (such exchange, the “Second Debt-for-Equity Exchange”). Following the completion of the Second Debt-for-Equity Exchange, the Company no longer held shares of BellRing Common Stock. On November 25, 2022, the Company repaid the remaining principal balance of $30.1 of the Third Incremental Term Loan using cash on hand. For additional information, see “Repayments of Debt” below.
Convertible Senior Notes
On August 12, 2022, the Company issued $575.0 principal value of 2.50% convertible senior notes maturing in August 2027. Interest payments on the 2.50% convertible senior notes are due semi-annually on each February 15 and August 15, beginning on February 15, 2023.
The initial conversion rate of the 2.50% convertible senior notes is 9.4248 shares of the Company’s common stock per one thousand dollars principal amount of 2.50% convertible senior notes, which represents an initial conversion price of approximately $106.10 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2.50% convertible senior notes (the “Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time.
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
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per one thousand dollars principal amount of 2.50% convertible senior notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company’s common stock described in the Indenture;
•if the Company calls the 2.50% convertible senior notes for redemption; and
•at any time from, and including, May 15, 2027 until the close of business on the second scheduled trading day immediately before the August 15, 2027 maturity date.

If a “fundamental change” (as defined in the Indenture) occurs, then, except as described in the Indenture, holders of the 2.50% convertible senior notes may require the Company to repurchase their 2.50% convertible senior notes at a cash repurchase price equal to the principal amount of the 2.50% convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the “fundamental change repurchase date” (as defined in the Indenture).
The 2.50% convertible senior notes may be redeemed, in whole or in part (subject to the partial redemption limitation described in the Indenture), at the Company’s option at any time, and from time to time, on or after August 20, 2025 and on or before the 35th scheduled trading day immediately before August 15, 2027, at a cash redemption price equal to the principal amount of the 2.50% convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (ii) the trading day immediately before the date the Company sends such notice.
As of both December 31, 2022 and September 30, 2022, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes. The Company evaluated the terms of the 2.50% convertible senior notes and concluded there were no embedded features that required separate bifurcation under ASC Topic 815. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both December 31, 2022 and September 30, 2022.
As of December 31, 2022 and September 30, 2022, the net carrying value of the 2.50% convertible senior notes was $560.2 and $559.5, respectively, which included $14.8 and $15.5, respectively, of unamortized debt issuance costs.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by the First Joinder Agreement, the Second Joinder Agreement and the Third Joinder Agreement, restated or amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0.
As of both December 31, 2022 and September 30, 2022, the Revolving Credit Facility had outstanding letters of credit of $19.7, which reduced the available borrowing capacity to $730.3. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
Borrowings in U.S. Dollars under the Revolving Credit Facility bear interest, at the option of the Company, at an annual rate equal to either (a) the term adjusted SOFR rate or (b) the base rate determined by reference to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted term SOFR rate plus 1.00% per annum, in each case plus an applicable margin, which is determined by reference to the secured net leverage ratio (as defined in the Credit Agreement), with the applicable margin for adjusted term SOFR rate loans and base rate loans being (i) 2.00% and 1.00%, respectively, if the secured net leverage ratio is greater than or equal to 3.00:1.00, (ii) 1.75% and 0.75%, respectively, if the secured net leverage ratio is less than 3.00:1.00 and greater than or equal to 1.50:1.00 or (iii) 1.50% and 0.50%, respectively, if the secured net leverage ratio is less than 1.50:1.00. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility accrue at a rate of 0.375% if the Company’s secured net leverage ratio is greater than 3.00:1.00, and accrue at a rate of 0.25% if the Company’s secured net leverage ratio is less than or equal to 3.00:1.00.

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
Repayments of Debt
The following table presents the Company’s cash repayments of debt, net of discounts included in the Condensed Consolidated Statement of Cash Flows and the associated gain included in “Gain on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations during the three months ended December 31, 2022. There were no cash repayments of debt during the three months ended December 31, 2021.

Cash Repayments of Debt		Gain on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Debt Discounts Received	Write-off of Debt Issuance Costs
4.50% senior notes	$71.0	$(10.4)	$0.6
Third Incremental Term Loan	30.1	—	0.3
Total	$101.1	$(10.4)	$0.9
The following table presents the Company’s non-cash repayments of debt, which were not included in the Condensed Consolidated Statement of Cash Flows, and the associated gain included in “Gain on extinguishment of debt, net” in the Condensed Consolidated Statement of Operations during the three months ended December 31, 2022. There were no non-cash repayments of debt during the three months ended December 31, 2021.

Non-cash Repayments of Debt		Gain on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Debt Discounts Received	Write-off of Debt Issuance Costs
Third Incremental Term Loan	$99.9	$—	$0.8
Total	$99.9	$—	$0.8
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of December 31, 2022, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
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
Resolution of this matter: (i) In December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0, which was approved by the district court in December 2017; (ii) in January 2017, MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms; (iii) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms; (iv) between June 2019 and September 2019, MFI individually settled on confidential terms egg product opt-out claims asserted against it by four separate opt-out plaintiffs; and (v) in September 2022, MFI settled the remaining pending claims for this matter on confidential terms, which had sought damages based on purchases of egg products by three opt-out plaintiffs.
MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI. During the year ended September 30, 2022, the Company expensed $13.8 related to the September 2022 settlement. No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters during the three months ended December 31, 2022 or 2021. The Company had no accrual related to this matter as of December 31, 2022 or September 30, 2022, as the September 2022 settlement was paid prior to fiscal 2022 year end. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
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

The following tables present the components of net periodic benefit cost (income) for the pension plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (income) were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	North America
	Three Months Ended December 31,
	2022	2021
Service cost	$0.6	$1.1
Interest cost	1.3	0.9
Expected return on plan assets	(1.9)	(1.8)
Recognized net actuarial loss	—	0.4
Net periodic benefit cost	$—	$0.6

	Other International
	Three Months Ended December 31,
	2022	2021
Interest cost	$5.6	$4.2
Expected return on plan assets	(7.4)	(6.6)
Recognized prior service cost	0.1	0.1
Net periodic benefit income	$(1.7)	$(2.3)
The following table presents the components of net periodic benefit income for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit income were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended December 31,
	2022	2021
Service cost	$0.1	$0.1
Interest cost	0.6	0.4
Recognized net actuarial loss	(0.1)	0.2
Recognized prior service credit	(1.2)	(1.2)
Net periodic benefit income	$(0.6)	$(0.5)
NOTE 18 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended December 31,
	2022	2021
Shares repurchased (in millions)	0.3	1.5
Average price per share including broker’s commissions (a)	$84.81	$103.39
Total cost including broker’s commissions (b)	$24.0	$155.0
(a)The average price per share of shares repurchased during the three months ended December 31, 2021 does not reflect the impact of the BellRing Spin-off, which occurred during the second quarter of fiscal 2022.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2022 excluded $2.0 of repurchases of common stock that did not settle until January 2023 and were included in “Other current liabilities” on the Condensed Consolidated Balance Sheet at December 31, 2022. “Purchases of treasury stock” in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2021 included $4.0 of repurchases of common stock that were accrued in fiscal 2021 but did not settle until fiscal 2022.

NOTE 19 — SEGMENTS
At December 31, 2022, the Company managed and reported operating results through the following four reportable segments:
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

	Three Months Ended December 31,
	2022	2021
Net Sales
Post Consumer Brands	$554.7	$507.3
Weetabix	118.1	118.6
Foodservice	600.5	438.6
Refrigerated Retail	293.0	273.4
Eliminations and Corporate	—	(0.4)
Total	$1,566.3	$1,337.5
Segment Profit
Post Consumer Brands	$79.3	$71.3
Weetabix	21.5	27.2
Foodservice	79.1	15.1
Refrigerated Retail	21.0	13.6
Total segment profit	200.9	127.2
General corporate expenses and other	42.7	46.1
Interest expense, net	65.9	82.8
Gain on extinguishment of debt, net	(8.7)	—
(Income) expense on swaps, net	(12.3)	36.9
Gain on investment in BellRing	(5.1)	—
Earnings (loss) before income taxes and equity method loss	$118.4	$(38.6)
Net sales by product
Cereal	$637.4	$607.3
Nut butters	28.9	18.5
Eggs and egg products	568.7	423.4
Side dishes (including potato products)	205.3	164.9
Cheese and dairy	53.1	59.6
Sausage	52.1	47.7
Protein-based products	6.5	—
Other	14.3	16.5
Eliminations and Corporate	—	(0.4)
Total	$1,566.3	$1,337.5
Depreciation and amortization
Post Consumer Brands	$32.3	$33.8
Weetabix	8.5	9.3
Foodservice	31.7	32.0
Refrigerated Retail	19.0	20.3
Total segment depreciation and amortization	91.5	95.4
Corporate	1.1	1.0
Total	$92.6	$96.4

Assets	December 31, 2022	September 30, 2022
Post Consumer Brands	$3,560.0	$3,529.1
Weetabix	1,736.8	1,591.3
Foodservice and Refrigerated Retail	4,975.4	5,022.7
Corporate	1,082.8	1,164.9
Total assets	$11,355.0	$11,308.0

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. and its subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its subsidiaries.
On March 10, 2022, we completed the BellRing Spin-off (as defined below), which represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. The following discussion reflects continuing operations only, unless otherwise indicated. See below for additional information.
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At December 31, 2022, our reportable segments were as follows:
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
Upon completion of the BellRing Distribution, BellRing Merger Sub merged with and into Old BellRing (the “BellRing Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. The transactions described above, including the BellRing Contribution, the BellRing Distribution and the BellRing Merger, and the Debt-for-Debt Exchange (as defined and described in more detail in Note 15 within “Notes to Condensed Consolidated Financial Statements”), are collectively referred to as the “BellRing Spin-off.”
Our equity interest in BellRing subsequent to the BellRing Spin-off (our “Investment in BellRing”) was 14.2% immediately following the BellRing Spin-off. As a result of the BellRing Spin-off, the dual class voting structure in the BellRing business was eliminated. The BellRing Distribution was structured in a manner intended to qualify as a tax-free distribution to our shareholders for United States (the “U.S.”) federal income tax purposes, except to the extent of any cash received in lieu of fractional shares of BellRing Common Stock.

On August 11, 2022, we transferred 14.8 million shares of our Investment in BellRing to repay certain outstanding debt obligations as part of the First Debt-for-Equity Exchange (as defined and described in more detail in Note 15 within “Notes to Condensed Consolidated Financial Statements”).
On November 25, 2022, we transferred the remaining 4.6 million shares of our Investment in BellRing to repay certain outstanding debt obligations as part of the Second Debt-for-Equity Exchange (as defined in "Liquidity and Capital Resources” within this section). We had no ownership of BellRing Common Stock as of December 31, 2022.
We incurred separation-related expenses of $0.1 million and $2.5 million during the three months ended December 31, 2022 and 2021, respectively, related to the BellRing Spin-off and the subsequent divestments of our Investment in BellRing. For additional discussion, refer to “Liquidity and Capital Resources” within this section. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
For additional information on the BellRing Spin-off and the transactions to subsequently divest of our Investment in BellRing, refer to Notes 3, 4 and 15 within “Notes to Condensed Consolidated Financial Statements.”
Acquisitions
We completed the Lacka Foods Limited (“Lacka Foods”) acquisition on April 5, 2022, which is reported in our Weetabix segment.
Divestitures
We completed the sale of the Willamette Egg Farms business (the “WEF Transaction”) on December 1, 2021. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in our Refrigerated Retail segment.
Market Trends
COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic on our businesses and the overall economy. Historical impacts of the pandemic on product demand and volumes for products sold through our foodservice and retail channels continued to improve and approached normalized levels during fiscal 2022, which we expect to continue into fiscal 2023. Uncertainty regarding any future impact of the pandemic on our businesses remains, and such impacts will ultimately depend on the length and severity of the pandemic.
Supply Chain
Events such as the COVID-19 pandemic have resulted in certain ongoing impacts to the global economy, including market disruptions, supply chain challenges and inflationary pressures. During the first quarter of fiscal 2023, labor shortages and input availability continued to pressure our supply chain. Raw material, packaging and freight inflation has been widespread, rapid and significant and has put downward pressure on our profit margins. We have largely mitigated these impacts through pricing actions across all segments, cost savings measures and hedging programs. We expect inflationary pressures to continue throughout fiscal 2023. These trends could have a materially adverse impact on our businesses in the future if inflation rates significantly exceed our ability to continue to achieve price increases or cost savings or if such price increases impact demand for our products.
Currency
Certain sales and costs of our foreign operations are denominated in currencies other than our functional currency, primarily Pounds Sterling and Canadian Dollars. Consequently, profits from these operations are impacted by fluctuations in the value of these currencies relative to the U.S. Dollar. We incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars. Our results of operations may be impacted by the translation of the results of operations of our foreign operations into U.S. Dollars. The exchange rates used to translate our foreign sales into U.S. Dollars negatively affected net sales by less than 1% during the three months ended December 31, 2022 and did not have a material impact to our operating profit or net earnings during the three months ended December 31, 2022.
Conflict in Ukraine
The ongoing conflict in Ukraine and the subsequent economic sanctions imposed by some countries have had, and may continue to have, an adverse impact on fuel, transportation and commodity costs and may cause supply and demand disruptions in the markets we serve, including Europe. While we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers or suppliers in those countries, our businesses and operations have been negatively impacted by increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain raw materials and other commodities, and declarations of force majeure by certain suppliers during fiscal 2022. We expect certain energy costs and raw material costs to remain elevated in fiscal 2023 as a result of the ongoing conflict. To date, the economic sanctions imposed on Russian businesses have not had a direct impact on our procurement of energy and raw materials, however, there can be no assurance that additional sanctions will not be implemented. If our energy and raw materials purchases are directly impacted by sanctions, we may incur additional costs to procure such commodities. Our ability to procure energy and raw materials in the quantities necessary for the normal operations of our business may be limited. In addition, the U.K. government has established an energy price cap, which is currently keeping our U.K.-based business energy costs below prevailing market rates. The price cap is set to expire in April 2023, after which energy costs to operate our U.K.-based facilities could increase materially.
Avian Influenza
During fiscal 2022 and continuing into fiscal 2023, our Foodservice and Refrigerated Retail segments were impacted by outbreaks of avian influenza (“AI”). As a result of AI, we have incurred, and anticipate will continue to incur, increased costs related to production inefficiencies, egg supply constraints and higher market-based egg prices due to the decreased availability of eggs on the open market. We have mitigated, and plan to continue to mitigate, these increased costs through the management of volume needs with customers and pricing actions to cover the higher cost structure. Through these actions, we anticipate we will continue to mitigate the impact of AI on the profitability of our egg business. However, these actions may not be effective if there are further AI outbreaks, and the impact of such further outbreaks could be material to our egg business.
RESULTS OF OPERATIONS

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change
Net Sales	$1,566.3	$1,337.5	$228.8	17%

Operating Profit	$149.9	$78.2	$71.7	92%
Interest expense, net	65.9	82.8	16.9	20%
Gain on extinguishment of debt, net	(8.7)	—	8.7	n/a
(Income) expense on swaps, net	(12.3)	36.9	49.2	133%
Gain on investment in BellRing	(5.1)	—	5.1	n/a
Other income, net	(8.3)	(2.9)	5.4	186%
Income tax expense (benefit)	24.7	(12.8)	(37.5)	(293)%
Equity method loss, net of tax	—	18.6	18.6	100%
Less: Net earnings attributable to noncontrolling interests from continuing operations	1.8	0.3	(1.5)	(500)%
Net earnings from discontinued operations, net of tax and noncontrolling interest	—	23.9	(23.9)	(100)%
Net Earnings (Loss)	$91.9	$(20.8)	$112.7	542%
Net Sales
Net sales increased $228.8 million, or 17%, during the three months ended December 31, 2022, compared to the prior year period, as a result of growth in our Foodservice, Post Consumer Brands and Refrigerated Retail segments. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $71.7 million, or 92%, during the three months ended December 31, 2022, compared to the prior year period, due to higher segment profit within our Foodservice, Post Consumer Brands and Refrigerated Retail segments and decreased general corporate expenses, partially offset by lower segment profit within our Weetabix segment. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $16.9 million, or 20%, during the three months ended December 31, 2022, compared to the prior year. The decrease was driven by lower average outstanding principal amounts of debt and a lower weighted-average interest rate compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 4.8% and 5.1% for the three months ended December 31, 2022 and 2021, respectively.
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”

Gain on Extinguishment of Debt, Net
During the three months ended December 31, 2022, we recognized a net gain of $8.7 million primarily related to the partial repurchase of our 4.50% senior notes. The net gain included debt discounts received of $10.4 million, partially offset by the write-off of debt issuance costs of $0.6 million related to our 4.50% senior notes and the write-off of debt issuance costs of $1.1 million related to our Third Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section).
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
(Income) Expense on Swaps, Net
During the three months ended December 31, 2022 and 2021, we recognized net (income) expense on swaps of $(12.3) million and $36.9 million, respectively, related to mark-to-market adjustments on our interest rate swaps.
For additional information on our interest rate swap contracts and exposure to risk related to interest rate swaps, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk,” respectively.
Gain on Investment in BellRing
During the three months ended December 31, 2022, we recorded a gain of $5.1 million related to our Investment in BellRing, which was accounted for as an equity security. As of December 31, 2022, we did not hold an equity interest in BellRing.
For additional information on our Investment in BellRing, refer to Notes 3, 4 and 14 within “Notes to Condensed Consolidated Financial Statements.”
Income Tax Expense (Benefit)
The effective income tax rate was 20.9% and 33.2% for the three months ended December 31, 2022 and 2021, respectively. In accordance with Accounting Standards Codification Topic 740, “Income Taxes,” we record income taxes for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three months ended December 31, 2022, the effective income tax rate differed from the statutory rate primarily as a result of $5.0 million of discrete tax benefit items related to excess tax benefits for share-based payments.
In the three months ended December 31, 2021, the effective income tax rate differed from the statutory rate primarily as a result of $4.6 million of discrete tax benefit items related to our equity method loss attributable to 8th Avenue Food & Provisions, Inc. (“8th Avenue”) and $2.0 million of discrete tax benefit items related to excess tax benefits for share-based payments.
For additional information on our 8th Avenue equity method loss, refer to Note 4 within “Notes to Condensed Consolidated Financial Statements.”
Discontinued Operations
The BellRing Spin-off represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of Old BellRing and BellRing Distribution, LLC prior to the BellRing Spin-off were presented as discontinued operations in the Condensed Consolidated Statement of Operations. For additional information on the BellRing Spin-off, refer to Notes 3 and 15 within “Notes to Condensed Consolidated Financial Statements.”
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

Post Consumer Brands

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change
Net Sales	$554.7	$507.3	$47.4	9%
Segment Profit	$79.3	$71.3	$8.0	11%
Segment Profit Margin	14%	14%
Net sales for the Post Consumer Brands segment increased $47.4 million, or 9%, for the three months ended December 31, 2022, when compared to the prior year period. Net sales for the three months ended December 31, 2022 were positively impacted by increased average net selling prices as a result of increased pricing taken to mitigate inflation. Volumes declined 1%, primarily driven by volume decreases in Honey Bunches of Oats and Malt-O-Meal bag cereal, partially offset by volume increases in Peter Pan nut butters and private label cereal.
Segment profit for the three months ended December 31, 2022 increased $8.0 million, or 11%, when compared to the prior year period. Segment profit for the three months ended December 31, 2022 was positively impacted by higher net sales, as previously discussed, and lower advertising expenses of $2.9 million. These positive impacts were partially offset by raw material inflation of $33.0 million, higher manufacturing costs of $8.1 million and a shift in product mix towards private label products when compared to the prior year period.
Weetabix

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change
Net Sales	$118.1	$118.6	$(0.5)	—%
Segment Profit	$21.5	$27.2	$(5.7)	(21)%
Segment Profit Margin	18%	23%
Net sales for the Weetabix segment decreased $0.5 million, or less than 1%, for the three months ended December 31, 2022, when compared to the prior year period. Excluding the impact of unfavorable foreign exchange rates and three incremental months of net sales of $6.5 million attributable to our prior year acquisition of Lacka Foods, net sales increased $9.6 million, or 8%, on 1% lower volumes, driven by higher average net selling prices primarily due to list price increases.
Segment profit for the three months ended December 31, 2022 decreased $5.7 million, or 21%, when compared to the prior year period, including the impact of unfavorable foreign currency exchange rates. Excluding the impact of unfavorable foreign currency exchange rates, segment profit decreased $2.5 million, or 9%. This decrease was driven by raw material inflation of $6.5 million and a shift in product mix towards private label products, partially offset by higher net sales, as previously discussed.
Foodservice

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change
Net Sales	$600.5	$438.6	$161.9	37%
Segment Profit	$79.1	$15.1	$64.0	424%
Segment Profit Margin	13%	3%
Net sales for the Foodservice segment increased $161.9 million, or 37%, for the three months ended December 31, 2022, when compared to the prior year period. The increase in net sales was primarily driven by higher average net selling prices during the current year period and the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year period. Egg product sales were up $146.8 million, or 39%, with volume up 4%, driven by higher average net selling prices resulting from pricing increases taken to mitigate cost inflation as well as the pass-through of increased grain and egg markets. Egg volumes increased due to higher volume in the foodservice channel, partially offset by lower food ingredient volumes.

Sales of side dishes were up $18.4 million, or 36%, with volume up 8%, driven by higher average net selling prices due to price increases taken to mitigate inflation and volume increases as a result of distribution gains.
Segment profit for the three months ended December 31, 2022 increased $64.0 million, or 424%, when compared to the prior year period, driven by higher net sales, as previously discussed, partially offset by raw material inflation, primarily driven by higher egg raw material costs due to increased grain and egg markets, of $90.9 million.
Refrigerated Retail

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change
Net Sales	$293.0	$273.4	$19.6	7%
Segment Profit	$21.0	$13.6	$7.4	54%
Segment Profit Margin	7%	5%
Net sales for the Refrigerated Retail segment increased $19.6 million, or 7%, for the three months ended December 31, 2022, when compared to the prior year period. Net sales for the three months ended December 31, 2022 were impacted by the absence of net sales as a result of the WEF Transaction. Excluding this impact, net sales increased $26.7 million, or 10%, on 1% higher volumes, driven by higher average net selling prices. Average net selling prices increased primarily due to price increases taken to mitigate input cost inflation. Sales of side dishes increased $22.0 million, or 19%, with volume up 12%, driven by the lapping of lower volumes in the prior year period resulting from supply constraints and higher average net selling prices. Sausage sales increased $6.6 million, or 16%, with volume up 10%, driven by volume increases from distribution gains and higher average net selling prices. Egg product sales were up $5.6 million, or 13%, driven by higher average net selling prices. This positive impact was partially offset by volume decreases of 13%, primarily due to AI-related supply constraints and elasticities resulting from inflation-driven price increases. Cheese and other dairy product sales were down $6.5 million, or 11%, with volume down 22%, primarily driven by distribution losses. This negative impact was partially offset by higher average net selling prices. Sales of other products were down $1.0 million.
Segment profit for the three months ended December 31, 2022 increased $7.4 million, or 54%, when compared to the prior year period, driven by higher net sales, as previously discussed, partially offset by raw material inflation of $12.3 million and higher manufacturing costs of $6.3 million.
Other Items
General Corporate Expenses and Other

	Three Months Ended December 31,
			favorable/(unfavorable)
dollars in millions	2022	2021	$ Change	% Change
General corporate expenses and other	$42.7	$46.1	$3.4	7%
General corporate expenses and other decreased $3.4 million, or 7%, for the three months ended December 31, 2022, when compared to the prior year period. The prior year period included a loss on sale of business of $6.7 million related to the WEF Transaction, $5.4 million of restructuring and facility closure costs incurred by our Post Consumer Brands segment and a gain on assets held for sale of $9.8 million related to the sale of equipment in Klingerstown, Pennsylvania within our Foodservice segment. Excluding these impacts, general corporate expenses and other decreased $1.1 million. This decrease was primarily driven by increased net gains related to mark-to-market adjustments on equity securities of $6.1 million (compared to losses in the prior year period) partially offset by higher employee-related expenses of $4.3 million. For additional information on loss on sale of business and our assets held for sale, see Note 6 within “Notes to Condensed Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the three months ended December 31, 2022 (for additional information, see Notes 4, 13, 15 and 18 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•entered into a Joinder Agreement No. 3 (the “Third Joinder Agreement”), which provided for an incremental term loan (the “Third Incremental Term Loan”) of $130.0 million under our second amended and restated credit agreement (the “Credit Agreement”), which we borrowed in full on November 18, 2022;

•transferred our remaining 4.6 million shares of BellRing Common Stock to the lender under the Third Joinder Agreement to repay $99.9 million in aggregate principal amount of the Third Incremental Term Loan (the “Second Debt-for-Equity Exchange”) on November 25, 2022;
•repaid the remaining principal amount of $30.1 million on the Third Incremental Term Loan on November 25, 2022;
•$71.0 million principal value of our 4.50% senior notes repurchased at a discount of $10.4 million;
•$16.3 million paid related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements; and
•0.3 million shares of our common stock repurchased at an average share price of $84.81 per share for a total cost of $24.0 million, including broker’s commissions and amounts not settled until January 2023.
The following table presents select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2022	2021
Cash provided by (used in):
Operating activities - continuing operations	$98.3	$115.2
Investing activities - continuing operations	(53.0)	3.8
Financing activities - continuing operations	(28.3)	339.9
Net cash used in discontinued operations	—	(122.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.8	(0.8)
Net increase in cash, cash equivalents and restricted cash	$19.8	$335.9
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Short-term financing needs primarily consist of working capital requirements, interest payments on our long-term debt and required repurchases of long-term debt in connection with our intent to structure the BellRing Distribution as a tax-free distribution to our shareholders. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries, Post Holdings Partnering Corporation, a special purpose acquisition company (“PHPC”), and PHPC Sponsor, LLC, our wholly-owned subsidiary (“PHPC Sponsor”)) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property.
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
Our 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing domestic subsidiaries that have guaranteed our other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries under our senior note indentures, which include 8th Avenue and its subsidiaries, PHPC and PHPC Sponsor. If, after the date our 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary guarantees any of our existing senior notes or any other debt securities we may issue in the form of senior unsecured notes or convertible or exchangeable notes, then we must cause such subsidiary to become a guarantor under the 2.50% convertible senior notes as well.
8th Avenue and its subsidiaries, PHPC and PHPC Sponsor are not obligors or guarantors under our Credit Agreement or senior notes.
Operating Activities - Continuing Operations
Cash provided by operating activities for the three months ended December 31, 2022 decreased $16.9 million compared to the prior year period, primarily driven by higher tax payments (net of refunds) of $24.0 million and higher interest payments of $10.8 million, partially offset by higher net proceeds on our interest rate swaps of $7.9 million (compared to net payments in the prior year period).
Investing Activities - Continuing Operations
Three months ended December 31, 2022
Cash used in investing activities for the three months ended December 31, 2022 was $53.0 million, primarily driven by capital expenditures of $52.3 million. Capital expenditures in the period primarily related to ongoing projects in our Foodservice and Post Consumer Brands segments.
Three months ended December 31, 2021
Cash provided by investing activities for the three months ended December 31, 2021 was $3.8 million, primarily driven by proceeds from the sale of a business and property and assets held for sale of $50.1 million and $14.4 million, respectively, partially offset by capital expenditures of $57.3 million and investments in partnerships of $3.3 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands, Foodservice and Refrigerated Retail segments.
Financing Activities - Continuing Operations
Three months ended December 31, 2022
Cash used in financing activities for the three months ended December 31, 2022 was $28.3 million. We received proceeds of $130.0 million from our Third Incremental Term Loan. The Third Incremental Term Loan was partially repaid through the Second Debt-for-Equity Exchange and the remaining principal balance of $30.1 million was repaid using cash on hand. In addition, we repaid $71.0 million principal value of our 4.50% senior notes, net of a $10.4 million discount. We paid $1.1 million in debt issuance costs in connection with our Third Incremental Term Loan. We paid $22.0 million, including broker’s commissions, for the repurchase of shares of our common stock and $16.3 million related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements.
Three months ended December 31, 2021
Cash provided by financing activities for the three months ended December 31, 2021 was $339.9 million. We received proceeds of $500.0 million and a premium of $17.5 million from the additional issuance of our 5.50% senior notes. We paid $3.6 million in debt issuance costs and deferred financing fees in connection with the issuance of our 5.50% senior notes issuance and an amendment to our Credit Agreement. We paid $159.0 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of December 31, 2022, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of our revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2022. There have been no significant changes to our critical accounting policies and estimates since September 30, 2022.
RECENTLY ISSUED ACCOUNTING STANDARDS
We considered all new accounting pronouncements and have concluded there are no new pronouncements that had or will have a material impact on our results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.
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
•changes in economic conditions, the occurrence of a recession, disruptions in the U.S. and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;
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
•risks related to the intended tax treatment of the transactions we undertook related to divestitures of our interest in BellRing;

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
•our and PHPC’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and
•other risks and uncertainties included under “Risk Factors” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $8 million and $7 million as of December 31, 2022 and

September 30, 2022, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of December 31, 2022, a hypothetical 10% adverse change in the expected Euro-GBP and USD-GBP foreign currency exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $2 million. As of September 30, 2022, a hypothetical 10% adverse change in the expected Euro-GBP foreign currency exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of December 31, 2022, the Company had outstanding principal value of indebtedness of $5,898.3 million related to its senior notes and a municipal bond. At December 31, 2022, Post’s revolving credit facility had available borrowing capacity of $730.3 million. Of the total $5,898.3 million of outstanding indebtedness, $5,891.9 million bore interest at a weighted-average fixed interest rate of 4.8%. As of September 30, 2022, the Company had principal value of indebtedness of $5,969.3 million related to its senior notes and a municipal bond. At September 30, 2022, Post’s revolving credit facility had available borrowing capacity of $730.3 million. Of the total $5,969.3 million of outstanding indebtedness, $5,962.9 million bore interest at a weighted-average fixed interest rate of 4.8%.
As of December 31, 2022 and September 30, 2022, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond, was $5,343.5 million and $5,171.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $112 million and $111 million as of December 31, 2022 and September 30, 2022, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three months ended December 31, 2022 and 2021.
For additional information regarding the Company’s debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of December 31, 2022 and September 30, 2022, the Company had interest rate swaps with a notional value of $973.0 million and $1,381.9 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $36 million and $48 million as of December 31, 2022 and September 30, 2022, respectively.
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

Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION.
ITEM 1.     LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 16 within “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this report, which is incorporated herein by reference.
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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022 (the “Annual Report”). As of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our businesses, financial condition, results of operations and cash flows. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2022 - October 31, 2022	197,657	$82.71	197,657	$283,650,957
November 1, 2022 - November 30, 2022	3,970	$84.87	3,970	$283,314,037
December 1, 2022 - December 31, 2022	80,926	$89.85	80,926	$276,043,068
Total	282,553	$84.79	282,553	$276,043,068
(a)Does not include broker’s commissions.
(b)On August 31, 2022, our Board of Directors approved an authorization to repurchase up to $300.0 million of shares of our common stock effective September 3, 2022 (the “Authorization”). The Authorization expires on September 3, 2024. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
As previously disclosed in our Form 8-K filed with the SEC on January 17, 2023, our Board of Directors amended and restated our Amended and Restated Bylaws (as amended and restated, the “sixth Amended and Restated Bylaws”), effective January 15, 2023. The sixth Amended and Restated Bylaws revised the advance notice window for a shareholder to provide notice of the nomination of a director in Article II, Section 1(d) from not less than 120 days nor more than 150 days prior to the first anniversary of the prior year’s annual meeting to not less than 90 days nor more than 120 days prior to the first anniversary of the prior year’s annual meeting.
As a result of the adoption of the sixth Amended and Restated Bylaws, the dates by which shareholders must provide notice of a nomination of a director for our 2024 annual meeting of shareholders, which were previously disclosed in our Definitive Proxy Statement filed with the SEC on December 5, 2022, have been adjusted. Under the sixth Amended and Restated Bylaws, to be considered at our 2024 annual meeting of shareholders, a shareholder’s nomination of a director must generally be received by our corporate secretary between September 28, 2023 and October 28, 2023. Any such notice also must comply with the requirements set forth in the sixth Amended and Restated Bylaws, which are referenced as Exhibit 3.3 to the Quarterly Report, and applicable law, including the rules and regulations promulgated by the SEC.

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

3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 2, 2018)

3.2	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 2, 2018)

3.3	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 17, 2023)

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

†10.48	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2022)

†10.49	Form of Stock-Settled Performance-Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 18, 2022)

†10.50	Form of Stock-Settled Bonus Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 18, 2022)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 3, 2023

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 3, 2023

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 3, 2023

101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

Exhibit No.	Description
104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibit or schedule upon request by the SEC.
**	These certifications are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	February 3, 2023	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
SVP, Chief Financial Officer and Treasurer (Principal Financial Officer)