Form 10-Q
period 2023-03-31
Post Holdings, Inc.
filed 2023-05-05
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Common Stock, $0.01 par value per share – 63,740,125 shares as of May 1, 2023

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Sales	$1,619.9	$1,409.7	$3,186.2	$2,747.2
Cost of goods sold	1,206.1	1,031.2	2,357.5	2,037.0
Gross Profit	413.8	378.5	828.7	710.2
Selling, general and administrative expenses	239.3	235.4	468.0	455.9
Amortization of intangible assets	36.6	36.4	73.0	72.9
Other operating expense, net	0.2	6.7	0.1	3.2
Operating Profit	137.7	100.0	287.6	178.2
Interest expense, net	63.8	87.2	129.7	170.0
(Gain) loss on extinguishment of debt, net	(6.1)	19.3	(14.8)	19.3
Expense (income) on swaps, net	9.0	(128.2)	(3.3)	(91.3)
Gain on investment in BellRing	—	(447.7)	(5.1)	(447.7)
Other (income) expense, net	(3.5)	1.7	(11.8)	(1.2)
Earnings before Income Taxes and Equity Method Loss	74.5	567.7	192.9	529.1
Income tax expense	18.9	21.1	43.6	8.3
Equity method loss, net of tax	0.2	18.7	0.2	37.3
Net Earnings from Continuing Operations, Including Noncontrolling Interests	55.4	527.9	149.1	483.5
Less: Net earnings attributable to noncontrolling interests from continuing operations	1.3	2.3	3.1	2.6
Net Earnings from Continuing Operations	54.1	525.6	146.0	480.9
Net (loss) earnings from discontinued operations, net of tax and noncontrolling interest	—	(2.3)	—	21.6
Net Earnings	$54.1	$523.3	$146.0	$502.5

Earnings from Continuing Operations per Common Share:
Basic	$0.98	$8.51	$2.64	$7.81
Diluted	$0.92	$8.44	$2.44	$7.74
(Loss) Earnings from Discontinued Operations per Common Share:
Basic	$—	$(0.04)	$—	$0.35
Diluted	$—	$(0.04)	$—	$0.34
Earnings per Common Share:
Basic	$0.98	$8.47	$2.64	$8.16
Diluted	$0.92	$8.40	$2.44	$8.08
Weighted-Average Common Shares Outstanding:
Basic	58.8	61.7	58.8	62.1
Diluted	65.7	62.2	65.8	62.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Earnings	$54.1	$523.3	$146.0	$502.5
Net earnings attributable to noncontrolling interests from continuing operations	1.3	2.3	3.1	2.6
Net earnings attributable to noncontrolling interest from discontinued operations	—	0.5	—	11.8
Net Earnings Including Noncontrolling Interests	55.4	526.1	149.1	516.9
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(1.1)	(0.5)	(2.3)	(1.0)
Hedging adjustments:
Reclassifications to net earnings	—	6.6	—	7.1
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	31.5	(46.1)	149.2	(41.2)
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	0.3	0.2	0.6	0.3
Hedging adjustments:
Reclassifications to net earnings	—	(1.8)	—	(1.8)
Total Other Comprehensive Income (Loss) Including Noncontrolling Interests	30.7	(41.6)	147.5	(36.6)
Less: Comprehensive income attributable to noncontrolling interests	0.5	4.3	2.0	15.7
Total Comprehensive Income	$85.6	$480.2	$294.6	$464.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2023	September 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$490.7	$586.5
Restricted cash	5.4	3.6
Receivables, net	576.3	544.2
Inventories	594.3	549.1
Investment in BellRing	—	94.8
Investments held in trust	352.3	346.8
Prepaid expenses and other current assets	112.1	98.4
Total Current Assets	2,131.1	2,223.4
Property, net	1,785.7	1,751.9
Goodwill	4,434.6	4,349.6
Other intangible assets, net	2,679.4	2,712.2
Other assets	286.0	270.9
Total Assets	$11,316.8	$11,308.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.1	$1.1
Accounts payable	402.7	452.7
Other current liabilities	375.7	370.0
Total Current Liabilities	779.5	823.8
Long-term debt	5,837.1	5,956.6
Deferred income taxes	675.0	688.4
Other liabilities	230.7	266.9
Total Liabilities	7,522.3	7,735.7
Redeemable noncontrolling interest	310.6	306.6
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	4,757.5	4,748.2
Retained earnings	1,253.8	1,109.0
Accumulated other comprehensive loss	(114.3)	(262.9)
Treasury stock, at cost	(2,424.9)	(2,341.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,473.0	3,254.0
Noncontrolling interests	10.9	11.7
Total Shareholders’ Equity	3,483.9	3,265.7
Total Liabilities and Shareholders’ Equity	$11,316.8	$11,308.0
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net earnings from continuing operations, including noncontrolling interests	$149.1	$483.5
Adjustments to reconcile net earnings from continuing operations, including noncontrolling interests, to net cash provided by operating activities:
Depreciation and amortization	186.8	191.7
Unrealized loss (gain) on interest rate swaps, foreign exchange contracts and warrant liabilities, net	4.1	(97.0)
Gain on investment in BellRing	(5.1)	(447.7)
(Gain) loss on extinguishment of debt, net	(14.8)	19.3
Non-cash stock-based compensation expense	37.2	31.6
Equity method loss, net of tax	0.2	37.3
Deferred income taxes	(27.9)	(21.2)
Other, net	0.5	2.4
Other changes in operating assets and liabilities, net of held for sale assets and liabilities and divestitures:
Increase in receivables, net	(26.0)	(32.2)
Increase in inventories	(41.6)	(51.7)
Increase in prepaid expenses and other current assets	(21.3)	(28.0)
Decrease in other assets	6.7	12.0
(Decrease) increase in accounts payable and other current liabilities	(57.6)	41.9
Increase in non-current liabilities	8.0	1.7
Net Cash Provided by Operating Activities - continuing operations	198.3	143.6
Net Cash Used in Operating Activities - discontinued operations	—	(1.6)
Net Cash Provided by Operating Activities	198.3	142.0
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(0.1)
Additions to property	(132.9)	(102.5)
Proceeds from sale of property and assets held for sale	0.1	17.3
Proceeds from sale of business	—	50.5
Investments in partnerships	(1.0)	(8.2)
Other, net	(0.2)	—
Net Cash Used in Investing Activities - continuing operations	(134.0)	(43.0)
Net Cash Used in Investing Activities - discontinued operations	—	(0.8)
Net Cash Used in Investing Activities	(134.0)	(43.8)
Cash Flows from Financing Activities
Proceeds from issuance of debt	130.0	1,340.0
Repayments of debt, net of discounts	(134.8)	(841.1)
Premium from issuance of debt	—	17.5
Purchases of treasury stock	(83.7)	(197.2)
Payments of debt issuance costs and deferred financing fees	(1.3)	(7.4)
Payments of debt premiums	—	(24.1)
Distributions to BellRing Brands, Inc., net	—	(547.2)
Financing portion of cash paid for rate-lock interest rate swaps	(43.5)	—
Other, net	(28.4)	(17.4)
Net Cash Used in Financing Activities - continuing operations	(161.7)	(276.9)
Net Cash Used in Financing Activities - discontinued operations	—	(149.5)
Net Cash Used in Financing Activities	(161.7)	(426.4)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3.4	(2.7)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(94.0)	(330.9)
Cash, Cash Equivalents and Restricted Cash from continuing operations, Beginning of Year	590.1	671.6
Plus: Cash, Cash Equivalents and Restricted Cash from discontinued operations, Beginning of Year	—	152.6
Cash, Cash Equivalents and Restricted Cash from continuing operations, End of Period	$496.1	$493.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2023	2022	2023	2022
Common Stock
Beginning and end of period	$0.9	$0.9	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	4,737.4	4,247.7	4,748.2	4,253.5
Activity under stock and deferred compensation plans	(0.1)	1.1	(27.9)	(16.6)
Non-cash stock-based compensation expense	20.2	20.4	37.2	32.3
BellRing Spin-off	—	442.5	—	442.5
End of period	4,757.5	4,711.7	4,757.5	4,711.7
Retained Earnings
Beginning of period	1,201.0	326.6	1,109.0	347.3
Net earnings	54.1	523.3	146.0	502.5
Post Holdings Partnering Corporation deemed dividend	(1.3)	2.1	(1.2)	2.2
End of period	1,253.8	852.0	1,253.8	852.0
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(30.6)	(11.3)	(29.7)	(10.9)
Net change in retirement benefits, net of tax	(0.8)	(0.3)	(1.7)	(0.7)
End of period	(31.4)	(11.6)	(31.4)	(11.6)
Hedging Adjustments, net of tax
Beginning of period	74.8	71.8	74.8	71.4
Net change in hedges, net of tax	—	3.0	—	3.4
End of period	74.8	74.8	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(190.0)	(12.4)	(308.0)	(17.6)
Foreign currency translation adjustments	32.3	(45.8)	150.3	(40.6)
BellRing Spin-off	—	2.3	—	2.3
End of period	(157.7)	(55.9)	(157.7)	(55.9)
Treasury Stock
Beginning of period	(2,365.2)	(2,057.2)	(2,341.2)	(1,902.2)
Purchases of treasury stock	(59.7)	(38.2)	(83.7)	(193.2)
End of period	(2,424.9)	(2,095.4)	(2,424.9)	(2,095.4)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,473.0	3,476.5	3,473.0	3,476.5
Noncontrolling Interests
Beginning of period	11.6	5.5	11.7	11.8
Net earnings attributable to noncontrolling interests	0.1	0.7	0.3	12.2
Purchases of treasury stock	—	—	—	(18.1)
Activity under stock and deferred compensation plans	—	—	—	(1.0)
Non-cash stock-based compensation expense	—	1.4	—	2.9
Net change in hedges, net of tax	—	1.8	—	1.9
Foreign currency translation adjustments	(0.8)	(0.3)	(1.1)	(0.6)
BellRing Spin-off	—	2.7	—	2.7
End of period	10.9	11.8	10.9	11.8
Total Shareholders’ Equity	$3,483.9	$3,488.3	$3,483.9	$3,488.3
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
On March 10, 2022, the Company completed its distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders (the “BellRing Distribution,” and such transaction, as well as the BellRing Contribution, the BellRing Merger (as such terms are defined in Note 3), the Debt-for-Debt Exchange (as such term is defined in Note 15) and the related transactions described in Note 3, the “BellRing Spin-off”). The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The Notes to Condensed Consolidated Financial Statements reflect continuing operations only, unless otherwise indicated. See Note 3 for additional information regarding the BellRing Spin-off and discontinued operations.
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
The Company incurred separation-related expenses related to the BellRing Spin-off and subsequent divestment of its Investment in BellRing (see Note 4) of zero and $0.1 during the three and six months ended March 31, 2023, respectively, and $25.9 and $28.4 during the three and six months ended March 31, 2022, respectively, which were included in “Selling, general and administrative expenses” within continuing operations in the Condensed Consolidated Statements of Operations. Old BellRing incurred separation-related expenses prior to the BellRing Spin-off of $2.3 and $4.3 during the three and six months ended March 31, 2022, respectively, which were included in “Net (loss) earnings from discontinued operations, net of tax and noncontrolling interest” in the Condensed Consolidated Statements of Operations. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees.
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
Discontinued Operations
The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of Old BellRing and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

The following table presents the components of net (loss) earnings from discontinued operations prior to the completion of the BellRing Spin-off on March 10, 2022.

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Net Sales	$235.6	$541.9
Cost of goods sold	176.3	390.3
Gross Profit	59.3	151.6
Selling, general and administrative expenses	31.7	68.5
Amortization of intangible assets	3.8	8.7
Operating Profit	23.8	74.4
Interest expense, net	4.7	13.1
Loss on extinguishment of debt, net	17.6	17.6
Earnings from Discontinued Operations before Income Taxes	1.5	43.7
Income tax expense	3.3	10.3
Net (Loss) Earnings from Discontinued Operations, Including Noncontrolling Interest	(1.8)	33.4
Less: Net earnings attributable to noncontrolling interest from discontinued operations	0.5	11.8
Net (Loss) Earnings from Discontinued Operations, net of tax and noncontrolling interest	$(2.3)	$21.6
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
Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders consisting of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, representing the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, is required by the underwriting agreement to be maintained in the trust account. These proceeds will be invested only in U.S. treasury securities. At March 31, 2023 and September 30, 2022, there was $352.3 and $346.8, respectively, held in the trust account, which was included in “Investments held in trust” on the Condensed Consolidated Balance Sheets.
The public stockholders’ ownership of PHPC equity represents a noncontrolling interest (“NCI”) to the Company, which is classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock is redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net earnings or loss, other comprehensive income or loss (“OCI”) and distributions or (ii) the redemption value. The public stockholders of PHPC Series A Common Stock will be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for a pro rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro rata interest earned on the funds held in the trust account (which interest shall be net of taxes payable, and less up to $0.1 of interest to pay dissolution expenses). As of March 31, 2023 and September 30, 2022, the carrying amount of the redeemable NCI was recorded at its redemption value of $310.6 and $306.6, respectively. Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend and are recorded to “Retained earnings” on the Condensed Consolidated Balance Sheets.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $10.7 were deferred underwriting commissions that will become payable to the underwriters solely in the event that PHPC completes a partnering transaction and were included in “Other current liabilities” on the Condensed Consolidated Balance Sheets at both March 31, 2023 and September 30, 2022.
As of both March 31, 2023 and September 30, 2022, the Company beneficially owned 31.0% of the equity of PHPC and the net earnings and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net earnings and net assets of PHPC, representing the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminate in consolidation.
The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net earnings attributable to redeemable NCI	$1.2	$2.1	$2.8	$2.2
Redemption value adjustment	(2.5)	—	(4.0)	—
PHPC deemed dividend	$(1.3)	$2.1	$(1.2)	$2.2
The following table summarizes the changes to the Company’s redeemable NCI.

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2023	2022	2023	2022
Beginning of period	$308.1	$305.0	$306.6	$305.0
Net earnings attributable to redeemable NCI	1.2	2.1	2.8	2.2
PHPC deemed dividend	1.3	(2.1)	1.2	(2.2)
End of period	$310.6	$305.0	$310.6	$305.0

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
During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, the Company’s investment in 8th Avenue was zero at both March 31, 2023 and September 30, 2022. In accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company has discontinued applying the equity method to the investment and will resume the recognition of equity method gains (losses) when the Company’s share of cumulative net losses is recovered. As such, the Company did not recognize an equity method gain (loss) attributable to 8th Avenue for the three or six months ended March 31, 2023.
The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue prior to the discontinuance of applying the equity method to the investment.

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Net loss attributable to 8th Avenue common shareholders	$(28.0)	$(55.7)
	60.5%	60.5%
Equity method loss attributable to Post	$(16.9)	$(33.7)
Less: Amortization of basis difference, net of tax (a)	1.7	3.4
Equity method loss, net of tax	$(18.6)	$(37.1)
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
The following table presents summarized financial information of 8th Avenue prior to the discontinuance of applying the equity method to the investment.

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Net sales	$256.2	$515.8
Gross profit	$28.2	$56.2

Net loss	$(18.1)	$(36.1)
Less: Preferred stock dividend	9.9	19.6
Net loss attributable to 8th Avenue common shareholders	$(28.0)	$(55.7)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $0.8 and $1.6 during the three and six months ended March 31, 2023, respectively, and $0.6 and $1.6 during the three and six months ended March 31, 2022, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three and six months ended March 31, 2023, the Company had net sales to 8th Avenue of $3.1 and $5.5, respectively, and purchases from and royalties paid to 8th Avenue of $25.1 and $48.4, respectively. During the three and six months ended March 31, 2022, the Company had net sales to 8th Avenue of $1.8 and $3.2, respectively, and purchases from and royalties paid to 8th Avenue of $20.2 and $49.7, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length. The Company had current receivables, current payables and a long-term liability with 8th Avenue of $4.7, $19.8 and $0.7, respectively, at March 31, 2023 and $4.4, $26.1 and $0.7, respectively, at September 30, 2022. The current receivables, current payables and long-term liability were included in “Receivables, net,” “Accounts payable” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to MSA fees, pass through charges owed by 8th Avenue to the Company, related party sales and purchases and tax indemnification liabilities.

Investment in BellRing
Immediately following the BellRing Spin-off, the Company’s Investment in BellRing represented 19.4 million shares of BellRing Common Stock, or 14.2% of the equity interest in BellRing, which did not represent a controlling interest in BellRing and was accounted for as an equity security.
On August 11, 2022, the Company transferred 14.8 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of the First Debt-for-Equity Exchange (as defined in Note 15). See Note 15 for additional information regarding the First Debt-for-Equity Exchange. As a result, the Company’s remaining Investment in BellRing as of September 30, 2022 represented 4.6 million shares of BellRing Common Stock, or 3.4% of the outstanding equity of BellRing. As of September 30, 2022, the Company’s Investment in BellRing was recorded at its fair value of $94.8 and was included in “Investment in BellRing” on the Condensed Consolidated Balance Sheets (see Note 14).
On November 25, 2022, the Company transferred the remaining 4.6 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of the Second Debt-for-Equity Exchange (as defined in Note 15). See Note 15 for additional information regarding the Second Debt-for-Equity Exchange. The Company had no ownership of BellRing Common Stock as of March 31, 2023.
The Company recognized a gain on its Investment in BellRing of $5.1 during the six months ended March 31, 2023 and $447.7 during both the three and six months ended March 31, 2022, which were recorded in “Gain on investment in BellRing” in the Condensed Consolidated Statements of Operations. There was no gain or loss recorded related to the Company’s Investment in BellRing during the three months ended March 31, 2023. No deferred income taxes were recorded with respect to the non-cash mark-to-market adjustments on the Company’s Investment in BellRing as of March 31, 2023 or September 30, 2022, as the Company fully divested its Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes.
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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was $0.2 for both the three and six months ended March 31, 2023 and $0.1 and $0.2 for the three and six months ended March 31, 2022, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $4.0 and $4.1 at March 31, 2023 and September 30, 2022, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.4 at both March 31, 2023 and September 30, 2022, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
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
On April 5, 2022, the Company completed its acquisition of Lacka Foods Limited (“Lacka Foods”), a United Kingdom (“U.K.”)-based distributor and marketer of protein-based ready-to-drink (“RTD”) shakes and nutritional snacks, for £24.5 million (approximately $32.2), net of cash acquired, using cash on hand. The acquisition included earnings-based contingent consideration of £3.5 million (approximately $4.6), representing its initial fair value estimate, which may be paid to the seller in annual installments over three years with a maximum cash payout of £3.5 million. Lacka Foods is reported in the Weetabix segment. The results of operations for the Lacka Foods acquisition were immaterial for purposes of presenting unaudited pro forma information.

NOTE 6 — DIVESTITURE AND AMOUNTS HELD FOR SALE
Divestiture
On December 1, 2021, the Company sold the Willamette Egg Farms business (the “WEF Transaction”), which included the sale of $62.8 book value of assets, for total proceeds of $56.1. Of the $56.1, the Company had $6.0 in escrow, subject to certain contingencies, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheets at both March 31, 2023 and September 30, 2022. As a result of the WEF Transaction, during the six months ended March 31, 2022, the Company recorded a net loss on sale of business of $6.3, which included a favorable working capital adjustment of $0.4 recorded during the three months ended March 31, 2022, and was reported as “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Subsequent to the WEF Transaction, Willamette Egg Farms was no longer consolidated in the Company’s financial statements. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in the Refrigerated Retail segment. There were no gains or losses on sale of business recorded during the three or six months ended March 31, 2023.
Amounts Held For Sale
The Company sold certain Foodservice production equipment in Klingerstown, Pennsylvania (the “Klingerstown Equipment”) in November 2021, which had been previously classified as held for sale. In the six months ended March 31, 2022, the Company received total proceeds of $10.3 and recorded a gain on assets held for sale of $9.8 related to the sale of the Klingerstown Equipment, which was included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations. There were no held for sale gains or losses recorded in the three months ended March 31, 2022 or the three and six months ended March 31, 2023.
NOTE 7 — INCOME TAXES
The effective income tax rate was 25.4% and 22.6% for the three and six months ended March 31, 2023, respectively, and 3.7% and 1.6% for the three and six months ended March 31, 2022, respectively. In accordance with ASC Topic 740, “Income Taxes,” the Company records income taxes for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three and six months ended March 31, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $447.7 non-cash mark-to-market adjustment on the Company’s Investment in BellRing, which was divested in a manner intended to qualify as tax-free for U.S. federal income tax purposes, and (ii) $4.6 and $9.2, respectively, of discrete income tax benefit items related to the Company’s equity method loss attributable to 8th Avenue. See Note 4 for additional information on the Investment in BellRing and the 8th Avenue equity method loss.
NOTE 8 — EARNINGS PER SHARE
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
Remeasurements to the redemption value of the redeemable NCI are recognized as a deemed dividend (see Note 4). The Company has made an election to treat the portion of the deemed dividend that exceeds fair value as an adjustment to income available to common shareholders for basic and diluted earnings from continuing operations per share. In addition, dilutive net earnings from continuing operations was adjusted for interest expense, net of tax, related to the Company’s convertible senior notes, and dilutive net earnings (loss) from discontinued operations was adjusted for the Company’s share of Old BellRing’s consolidated net earnings prior to the BellRing Spin-off, to the extent it was dilutive. Net earnings from continuing operations was utilized as the “control number” to determine whether potential shares of common stock were dilutive or anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for both continuing and discontinued operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Earnings from Continuing Operations
Net earnings from continuing operations	$54.1	$525.6	$146.0	$480.9
Impact of redeemable NCI	3.4	(0.6)	9.1	4.3
Net earnings from continuing operations for basic earnings per share	$57.5	$525.0	$155.1	$485.2
Impact of interest expense, net of tax, related to convertible senior notes	2.7	—	5.4	—
Net earnings from continuing operations for diluted earnings per share	$60.2	$525.0	$160.5	$485.2

Net (Loss) Earnings from Discontinued Operations
Net (loss) earnings from discontinued operations for basic (loss) earnings per share	$—	$(2.3)	$—	$21.6
Dilutive impact of Old BellRing net earnings from discontinued operations	—	—	—	—
Net (loss) earnings from discontinued operations for diluted (loss) earnings per share	$—	$(2.3)	$—	$21.6

Net Earnings
Net earnings for basic earnings per share	$57.5	$522.7	$155.1	$506.8
Net earnings for diluted earnings per share	$60.2	$522.7	$160.5	$506.8

shares in millions
Weighted-average shares for basic earnings per share	58.8	61.7	58.8	62.1
Effect of dilutive securities:
Stock options	0.3	0.3	0.4	0.3
Stock appreciation rights	0.1	—	0.1	—
Restricted stock units	0.4	0.2	0.5	0.2
Market-based performance restricted stock units	0.6	—	0.5	0.1
Earnings-based performance restricted stock units	0.1	—	0.1	—
Shares issuable upon conversion of convertible senior notes	5.4	—	5.4	—
Total dilutive securities	6.9	0.5	7.0	0.6
Weighted-average shares for diluted earnings per share	65.7	62.2	65.8	62.7

Earnings from Continuing Operations per Common Share:
Basic	$0.98	$8.51	$2.64	$7.81
Diluted	$0.92	$8.44	$2.44	$7.74
(Loss) Earnings from Discontinued Operations per Common Share:
Basic	$—	$(0.04)	$—	$0.35
Diluted	$—	$(0.04)	$—	$0.34
Earnings per Common Share:
Basic	$0.98	$8.47	$2.64	$8.16
Diluted	$0.92	$8.40	$2.44	$8.08

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings (loss) per share for both continuing and discontinued operations as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
shares in millions	2023	2022	2023	2022
Restricted stock units	—	1.0	0.1	0.6
Market-based performance restricted stock units	0.2	0.2	0.2	0.1
NOTE 9 — INVENTORIES

	March 31, 2023	September 30, 2022
Raw materials and supplies	$122.9	$130.9
Work in process	19.3	21.1
Finished products	414.6	361.9
Flocks	37.5	35.2
	$594.3	$549.1
NOTE 10 — PROPERTY, NET

	March 31, 2023	September 30, 2022
Property, at cost	$3,419.3	$3,269.3
Accumulated depreciation	(1,633.6)	(1,517.4)
	$1,785.7	$1,751.9
NOTE 11 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2022
Goodwill (gross)	$2,066.8	$781.6	$1,355.3	$803.7	$5,007.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,457.7	$781.6	$1,355.3	$755.0	$4,349.6
Currency translation adjustment	—	85.0	—	—	85.0
Balance, March 31, 2023
Goodwill (gross)	$2,066.8	$866.6	$1,355.3	$803.7	$5,092.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,457.7	$866.6	$1,355.3	$755.0	$4,434.6

NOTE 12 — INTANGIBLE ASSETS, NET
    Total intangible assets are as follows:

	March 31, 2023			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,146.9	$(876.5)	$1,270.4	$2,129.7	$(816.4)	$1,313.3
Trademarks and brands	651.3	(278.7)	372.6	647.7	(260.4)	387.3
	2,798.2	(1,155.2)	1,643.0	2,777.4	(1,076.8)	1,700.6
Not subject to amortization:
Trademarks and brands	1,036.4	—	1,036.4	1,011.6	—	1,011.6
	$3,834.6	$(1,155.2)	$2,679.4	$3,789.0	$(1,076.8)	$2,712.2
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
At March 31, 2023, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
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
•interest rate swaps that have the effect of hedging interest payments on debt expected to be issued but not yet priced, including:
◦a rate-lock interest rate swap that requires a lump sum settlement occurring in July 2023; and
◦an interest rate swap that matures in June 2023 and gives the Company the option of pay-variable, receive-fixed lump sum settlements; and
•the PHPC Warrants (see Note 4).
In fiscal 2023, the Company paid $43.5 in connection with the termination of $516.7 notional value of its rate-lock swap contracts and received cash proceeds of $6.7 in connection with the termination of its interest rate swap contract with a $200.0 notional value.
The following table presents the notional amounts of derivative instruments held.

	March 31, 2023	September 30, 2022
Commodity contracts	$144.1	$145.0
Energy contracts	18.9	23.7
Foreign exchange contracts - Forward contracts	14.5	3.2
Interest rate swap	—	200.0
Interest rate swaps - Rate-lock swaps	332.6	849.3
Interest rate swap - Option	332.6	332.6
PHPC Warrants	16.9	16.9

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	March 31, 2023	September 30, 2022
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$4.0	$12.9
Energy contracts	Prepaid expenses and other current assets	4.0	13.6
Interest rate swaps	Prepaid expenses and other current assets	—	3.4
Commodity contracts	Other assets	1.9	0.5
Interest rate swaps	Other assets	—	2.5
		$9.9	$32.9

Liability Derivatives:
Commodity contracts	Other current liabilities	$2.6	$1.5
Energy contracts	Other current liabilities	5.0	1.8
Foreign exchange contracts	Other current liabilities	0.2	0.1
Interest rate swaps	Other current liabilities	24.7	22.5
Energy contracts	Other liabilities	0.2	—
Interest rate swaps	Other liabilities	—	48.1
PHPC Warrants	Other liabilities	1.5	1.0
		$34.2	$75.0
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended March 31,		Six Months Ended March 31,
		2023	2022	2023	2022
Commodity contracts	Cost of goods sold	$7.8	$(20.8)	$5.7	$(29.6)
Energy contracts	Cost of goods sold	5.8	(20.5)	8.6	(18.4)
Foreign exchange contracts	Selling, general and administrative expenses	0.1	0.1	—	—
Interest rate swaps	Expense (income) on swaps, net	9.0	(128.2)	(3.3)	(91.3)
PHPC Warrants	Other (income) expense, net	0.7	(3.0)	0.5	(3.5)
At March 31, 2023 and September 30, 2022, the Company had pledged collateral of $4.9 and $2.8, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 14 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	March 31, 2023			September 30, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$13.1	$13.1	$—	$12.0	$12.0	$—
Derivative assets	9.9	—	9.9	32.9	—	32.9
Equity securities	37.1	37.1	—	32.1	32.1	—
Investment in BellRing	—	—	—	94.8	94.8	—
	$60.1	$50.2	$9.9	$171.8	$138.9	$32.9
Liabilities:
Deferred compensation liabilities	$37.5	$—	$37.5	$33.7	$—	$33.7
Derivative liabilities	34.2	1.5	32.7	75.0	1.0	74.0
	$71.7	$1.5	$70.2	$108.7	$1.0	$107.7
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
As of both March 31, 2023 and September 30, 2022, the PHPC Warrants were valued using the market approach based on quoted prices and are categorized as Level 1. For additional information on the PHPC Warrants, see Notes 4 and 13.
Equity Securities and Investment in BellRing
The Company uses the market approach to measure the fair value of its equity securities. The Investment in BellRing represented the Company’s 3.4% equity interest in BellRing as of September 30, 2022, which was measured at its fair value of $94.8 based on the trading value of the BellRing Common Stock on September 30, 2022. As of March 31, 2023, the Company did not hold an equity interest in BellRing.
Other Fair Value Measurements
Investments held in trust are invested in a fund consisting entirely of U.S. treasury securities. The fund is valued at net asset value per share, and as such, in accordance with ASC Topic 820, the investments have not been classified in the fair value hierarchy. Investments held in trust are reported at fair value on the Condensed Consolidated Balance Sheets. For additional information, refer to Note 4.
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond as of March 31, 2023 and September 30, 2022 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding outstanding borrowings under the municipal bond (which are also categorized as Level 2), was $5,518.9 and $5,171.0 as of March 31, 2023 and September 30, 2022, respectively, which included $604.3 and $566.1 related to the Company’s convertible senior notes, respectively.

Certain assets and liabilities, including property, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis.
NOTE 15 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	March 31, 2023	September 30, 2022
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	1,150.0	1,270.5
4.625% senior notes maturing April 2030	1,482.2	1,482.2
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	940.9	940.9
5.75% senior notes maturing March 2027	459.3	459.3
Municipal bond	5.3	6.4
	$5,847.7	$5,969.3
Less: Current portion of long-term debt	1.1	1.1
Debt issuance costs, net	45.5	50.1
Plus: Unamortized premium, net	36.0	38.5
Total long-term debt	$5,837.1	$5,956.6
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

On August 8, 2022, the Company and the Second Funding Incremental Term Loan Lenders entered into an exchange agreement (the “Second Exchange Agreement”) pursuant to which the Company transferred, on August 11, 2022, 14.8 million shares of its Investment in BellRing to the Second Funding Incremental Term Loan Lenders to repay $342.3 in aggregate principal amount of the Second Incremental Term Loan, excluding accrued interest, which was paid with cash (such exchange, the “First Debt-for-Equity Exchange”). On September 14, 2022, the Company repaid the remaining principal balance of $107.7 of the Second Incremental Term Loan using cash on hand.
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
Convertible Senior Notes
On August 12, 2022, the Company issued $575.0 principal value of 2.50% convertible senior notes maturing in August 2027. Interest payments on the 2.50% convertible senior notes are due semi-annually on each February 15 and August 15, which began on February 15, 2023.
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
As of both March 31, 2023 and September 30, 2022, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes. The Company evaluated the terms of the 2.50% convertible senior notes and concluded there were no embedded features that required separate bifurcation under ASC Topic 815. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both March 31, 2023 and September 30, 2022.
As of March 31, 2023 and September 30, 2022, the net carrying value of the 2.50% convertible senior notes was $560.9 and $559.5, respectively, which included $14.1 and $15.5, respectively, of unamortized debt issuance costs.
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
As of both March 31, 2023 and September 30, 2022, the Revolving Credit Facility had outstanding letters of credit of $19.7, which reduced the available borrowing capacity to $730.3. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
Borrowings in U.S. Dollars under the Revolving Credit Facility bear interest, at the option of the Company, at an annual rate equal to either (a) the adjusted term SOFR rate or (b) the base rate determined by reference to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted term SOFR rate plus 1.00% per annum, in each case plus an applicable margin, which is determined by reference to the secured net leverage ratio (as defined in the Credit Agreement), with the applicable margin for adjusted term SOFR rate loans and base rate loans being (i) 2.00% and 1.00%, respectively, if the secured net leverage ratio is greater than or equal to 3.00:1.00, (ii) 1.75% and 0.75%, respectively, if the secured net leverage ratio is less than 3.00:1.00 and greater than or equal to 1.50:1.00 or (iii) 1.50% and 0.50%, respectively, if the secured net leverage ratio is less than 1.50:1.00. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility accrue at a rate of 0.375% if the Company’s secured net leverage ratio is greater than 3.00:1.00, and accrue at a rate of 0.25% if the Company’s secured net leverage ratio is less than or equal to 3.00:1.00.

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
Repayments of Debt
The following table presents the Company’s (i) principal repayments of debt, which, net of discounts, were included in the Condensed Consolidated Statements of Cash Flows, (ii) principal amounts of debt exchanged (refer to “Debt Transactions in Connection with BellRing” section above), which were not included in the Condensed Consolidated Statements of Cash Flows and (iii) the associated (gain) loss related to such repayments and exchanges included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

			(Gain) Loss on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Principal Amount Exchanged	Debt Discounts (Received)/ Premium Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premium
Three Months Ended March 31, 2023
4.50% senior notes	$49.5	$—	$(6.5)	$0.4	$—
Municipal bond	1.1	—	—	—	—
Total	$50.6	$—	$(6.5)	$0.4	$—

Three Months Ended March 31, 2022
5.75% senior notes	$840.0	$—	$24.1	$5.0	$(13.3)
Municipal bond	1.1	—	—	—	—
First Incremental Term Loan	—	840.0	—	3.5	—
Total	$841.1	$840.0	$24.1	$8.5	$(13.3)

Six Months Ended March 31, 2023
4.50% senior notes	$120.5	$—	$(16.9)	$1.0	$—
Municipal bond	1.1	—	—	—	—
Third Incremental Term Loan	30.1	99.9	—	1.1	—
Total	$151.7	$99.9	$(16.9)	$2.1	$—

Six Months Ended March 31, 2022
5.75% senior notes	$840.0	$—	$24.1	$5.0	$(13.3)
Municipal bond	1.1	—	—	—	—
First Incremental Term Loan	—	840.0	—	3.5	—
Total	$841.1	$840.0	$24.1	$8.5	$(13.3)

Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of March 31, 2023, the Company was not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of the Company’s revolving credit commitments.
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
MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI. During the year ended September 30, 2022, the Company expensed $13.8 related to the September 2022 settlement. No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters during the three or six months ended March 31, 2023 or 2022. The Company had no accrual related to this matter as of March 31, 2023 or September 30, 2022, as the September 2022 settlement was paid prior to fiscal 2022 year end. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
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
The following tables present the components of net periodic benefit (income) cost for the pension plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit (income) cost were reported in “Other (income) expense, net” in the Condensed Consolidated Statements of Operations.

	North America
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service cost	$0.5	$1.1	$1.1	$2.2
Interest cost	1.3	0.8	2.6	1.7
Expected return on plan assets	(1.9)	(1.7)	(3.8)	(3.5)
Recognized net actuarial (gain) loss	(0.1)	0.4	(0.1)	0.8
Recognized prior service cost	0.1	—	0.1	—
Net periodic benefit (income) cost	$(0.1)	$0.6	$(0.1)	$1.2

	Other International
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Interest cost	$5.7	$4.1	$11.3	$8.3
Expected return on plan assets	(7.6)	(6.5)	(15.0)	(13.1)
Recognized net actuarial loss	0.1	—	0.1	—
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit income	$(1.7)	$(2.3)	$(3.4)	$(4.6)
The following table presents the components of net periodic benefit income for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit income were reported in “Other (income) expense, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.7	0.4	1.3	0.8
Recognized net actuarial (gain) loss	(0.2)	0.1	(0.3)	0.3
Recognized prior service credit	(1.1)	(1.1)	(2.3)	(2.3)
Net periodic benefit income	$(0.6)	$(0.5)	$(1.2)	$(1.0)

NOTE 18 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Shares repurchased (in millions)	0.7	0.4	1.0	1.9
Average price per share (a)	$88.59	$105.52	$87.47	$103.79
Total share repurchase costs (b)	$59.7	$38.2	$83.7	$193.2
(a)Average price per share excludes broker’s commissions, which are included in “Total share repurchase costs” within this table. The average price per share of shares repurchased during the three and six months ended March 31, 2022 does not reflect the impact of the BellRing Spin-off as all share repurchases during the periods were made prior to the BellRing Spin-off.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2022 included $4.0 of repurchases of common stock that were accrued in fiscal 2021 but did not settle until fiscal 2022.
NOTE 19 — SEGMENTS
At March 31, 2023, the Company managed and reported operating results through the following four reportable segments:
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Sales
Post Consumer Brands	$599.1	$573.1	$1,153.8	$1,080.4
Weetabix	124.9	117.0	243.0	235.6
Foodservice	633.2	451.9	1,233.7	890.5
Refrigerated Retail	262.7	267.6	555.7	541.0
Eliminations and Corporate	—	0.1	—	(0.3)
Total	$1,619.9	$1,409.7	$3,186.2	$2,747.2
Segment Profit
Post Consumer Brands	$75.5	$79.5	$154.8	$150.8
Weetabix	19.4	26.8	40.9	54.0
Foodservice	78.1	20.0	157.2	35.1
Refrigerated Retail	18.2	17.0	39.2	30.6
Total segment profit	191.2	143.3	392.1	270.5
General corporate expenses and other	50.0	45.0	92.7	91.1
Interest expense, net	63.8	87.2	129.7	170.0
(Gain) loss on extinguishment of debt, net	(6.1)	19.3	(14.8)	19.3
Expense (income) on swaps, net	9.0	(128.2)	(3.3)	(91.3)
Gain on investment in BellRing	—	(447.7)	(5.1)	(447.7)
Earnings before income taxes and equity method loss	$74.5	$567.7	$192.9	$529.1
Net sales by product
Cereal	$690.3	$671.4	$1,327.7	$1,278.7
Nut butters	26.0	18.5	54.9	37.0
Eggs and egg products	609.4	436.7	1,178.1	860.1
Side dishes (including potato products)	184.7	166.2	390.0	331.1
Cheese and dairy	47.9	54.0	101.0	113.6
Sausage	40.2	44.7	92.3	92.4
Protein-based products	7.7	—	14.2	—
Other	14.5	18.5	28.8	35.0
Eliminations	(0.8)	(0.3)	(0.8)	(0.7)
Total	$1,619.9	$1,409.7	$3,186.2	$2,747.2
Depreciation and amortization
Post Consumer Brands	$32.8	$33.9	$65.1	$67.7
Weetabix	8.9	9.6	17.4	18.9
Foodservice	32.0	31.5	63.7	63.5
Refrigerated Retail	19.3	19.4	38.3	39.7
Total segment depreciation and amortization	93.0	94.4	184.5	189.8
Corporate	1.2	0.9	2.3	1.9
Total	$94.2	$95.3	$186.8	$191.7

Assets			March 31, 2023	September 30, 2022
Post Consumer Brands			$3,557.6	$3,529.1
Weetabix			1,773.8	1,591.3
Foodservice and Refrigerated Retail			4,991.3	5,022.7
Corporate			994.1	1,164.9
Total assets			$11,316.8	$11,308.0

NOTE 20 — SUBSEQUENT EVENT
On April 26, 2023, the Company entered into a Joinder Agreement No. 4 (the “Fourth Joinder Agreement”) that provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 under the Company’s Credit Agreement, which the Company borrowed in full on April 26, 2023. Interest on the Fourth Incremental Term Loan accrues, at the Company’s option, at the base rate (as defined in the Credit Agreement) plus 1.25% per annum or the adjusted term SOFR rate (as defined in the Credit Agreement) plus 2.25% per annum. Interest is payable quarterly for loans bearing interest based upon the base rate and either monthly or every three months (depending on the applicable interest period) for loans bearing interest based upon the adjusted term SOFR rate. The maturity date for the Fourth Incremental Term Loan is April 26, 2026.
On April 28, 2023, the Company completed its previously announced acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and manufacturing and distribution facilities (collectively, “Pet Food”). The Company completed the Pet Food acquisition for $700.0, subject to inventory adjustments, resulting in a payment at closing of $715.5, and issued 5.4 million shares of Post common stock to Smucker. The payment was made using cash on hand, including proceeds from the Fourth Incremental Term Loan.
The Pet Food acquisition will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting is incomplete at the time of the filing of these unaudited condensed consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

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
On March 10, 2022, we completed the BellRing Spin-off (as defined below), which represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. See below for additional information. The following discussion reflects continuing operations only, unless otherwise indicated.
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At March 31, 2023, our reportable segments were as follows:
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
On November 25, 2022, we transferred the remaining 4.6 million shares of our Investment in BellRing to repay certain outstanding debt obligations as part of the Second Debt-for-Equity Exchange (as defined in "Liquidity and Capital Resources” within this section). We had no ownership of BellRing Common Stock as of March 31, 2023.
We incurred separation-related expenses related to the BellRing Spin-off and subsequent divestment of our Investment in BellRing of zero and $0.1 million during the three and six months ended March 31, 2023, respectively, and $25.9 million and $28.4 million during the three and six months ended March 31, 2022, respectively. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
For additional information on the BellRing Spin-off and the transactions to subsequently divest of our Investment in BellRing, refer to Notes 3, 4 and 15 within “Notes to Condensed Consolidated Financial Statements.”
Acquisitions
We completed the Lacka Foods Limited (“Lacka Foods”) acquisition on April 5, 2022, which is reported in our Weetabix segment.
On April 28, 2023, subsequent to the end of the period covered by this report, we completed our previously announced acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and manufacturing and distribution facilities (collectively, “Pet Food”).
Divestitures
We completed the sale of the Willamette Egg Farms business (the “WEF Transaction”) on December 1, 2021. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in our Refrigerated Retail segment.
Market Trends
COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic on our businesses and the overall economy. Historical impacts of the pandemic on product demand and volumes for products sold through our foodservice and retail channels improved during fiscal 2022 and have returned to normalized levels during fiscal 2023. Uncertainty regarding any future impact of the pandemic on our businesses remains, and such impacts will ultimately depend on the length and severity of the pandemic.
Supply Chain
Events such as the COVID-19 pandemic have resulted in certain ongoing impacts to the global economy, including market disruptions, supply chain challenges and inflationary pressures. During the first half of fiscal 2023, labor shortages and input availability continued to pressure our supply chain. Raw material and packaging inflation has been widespread, rapid and significant and has put downward pressure on our profit margins. We have largely mitigated these impacts through pricing actions across all segments, cost savings measures and hedging programs. We expect inflationary pressures to continue throughout fiscal 2023. These trends could have a materially adverse impact on our businesses in the future if inflation rates significantly exceed our ability to continue to achieve price increases or cost savings or if such price increases impact demand for our products.
Currency
Certain sales and costs of our foreign operations are denominated in currencies other than our functional currency, primarily Pounds Sterling and Canadian Dollars. Consequently, profits from these operations are impacted by fluctuations in the value of these currencies relative to the U.S. Dollar. We incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars. Our results of operations may be impacted by the translation of the results of operations of our foreign operations into U.S. Dollars. The exchange rates used to translate our foreign sales into U.S. Dollars negatively affected net sales by less than 1% during the three and six months ended March 31, 2023 and did not have a material impact to our operating profit or net earnings during the three and six months ended March 31, 2023.
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
Avian Influenza
During fiscal 2022 and continuing into fiscal 2023, our Foodservice and Refrigerated Retail segments were impacted by outbreaks of avian influenza. As a result of avian influenza, we have incurred, and may continue to incur, increased costs related to production inefficiencies, egg supply constraints and higher market-based egg prices due to the decreased availability of eggs on the open market. We have mitigated, and plan to continue to mitigate, these increased costs through the management of volume needs with customers and pricing actions to cover the higher cost structure. However, these actions may not be effective if there are further avian influenza outbreaks, and the impact of such further outbreaks could be material to our egg business.
RESULTS OF OPERATIONS

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$1,619.9	$1,409.7	$210.2	15%	$3,186.2	$2,747.2	$439.0	16%

Operating Profit	$137.7	$100.0	$37.7	38%	$287.6	$178.2	$109.4	61%
Interest expense, net	63.8	87.2	23.4	27%	129.7	170.0	40.3	24%
(Gain) loss on extinguishment of debt, net	(6.1)	19.3	25.4	132%	(14.8)	19.3	34.1	177%
Expense (income) on swaps, net	9.0	(128.2)	(137.2)	(107)%	(3.3)	(91.3)	(88.0)	(96)%
Gain on investment in BellRing	—	(447.7)	(447.7)	(100)%	(5.1)	(447.7)	(442.6)	(99)%
Other (income) expense, net	(3.5)	1.7	5.2	306%	(11.8)	(1.2)	10.6	883%
Income tax expense	18.9	21.1	2.2	10%	43.6	8.3	(35.3)	(425)%
Equity method loss, net of tax	0.2	18.7	18.5	99%	0.2	37.3	37.1	99%
Less: Net earnings attributable to noncontrolling interests from continuing operations	1.3	2.3	1.0	43%	3.1	2.6	(0.5)	(19)%
Net (loss) earnings from discontinued operations, net of tax and noncontrolling interest	—	(2.3)	2.3	100%	—	21.6	(21.6)	(100)%
Net Earnings	$54.1	$523.3	$(469.2)	(90)%	$146.0	$502.5	$(356.5)	(71)%
Net Sales
Net sales increased $210.2 million, or 15%, during the three months ended March 31, 2023, compared to the prior year period, as a result of higher net sales in our Foodservice, Post Consumer Brands and Weetabix segments, partially offset by lower net sales in our Refrigerated Retail segment.
Net sales increased $439.0 million, or 16%, during the six months ended March 31, 2023, compared to the prior year period, as a result of growth in all of our segments.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $37.7 million, or 38%, during the three months ended March 31, 2023, compared to the prior year period, due to higher segment profit within our Foodservice and Refrigerated Retail segments, partially offset by lower segment profit within our Weetabix and Post Consumer Brands segments and higher general corporate expenses.

Operating profit increased $109.4 million, or 61%, during the six months ended March 31, 2023, compared to the prior year period, due to higher segment profit within our Foodservice, Refrigerated Retail and Post Consumer Brands segments, partially offset by lower segment profit within our Weetabix segment and higher general corporate expenses.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $23.4 million, or 27%, during the three months ended March 31, 2023, compared to the prior year period. The decrease was driven by lower average outstanding principal amounts of debt, a lower weighted-average interest rate and increased interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 4.8% and 5.1% for the three months ended March 31, 2023 and 2022, respectively.
Interest expense, net decreased $40.3 million, or 24%, during the six months ended March 31, 2023, compared to the prior year period. The decrease was driven by lower average outstanding principal amounts of debt, a lower weighted-average interest rate and increased interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 4.8% and 5.1% for the six months ended March 31, 2023 and 2022, respectively.
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
(Gain) Loss on Extinguishment of Debt, Net
Fiscal 2023
During the three months ended March 31, 2023, we recognized a net gain of $6.1 million related to the partial repurchase of our 4.50% senior notes. This net gain included discounts received of $6.5 million, partially offset by the write-off of debt issuance costs of $0.4 million.
During the six months ended March 31, 2023, we recognized a net gain of $14.8 million primarily related to the partial repurchase of our 4.50% senior notes. The net gain included debt discounts received of $16.9 million, partially offset by the write-off of debt issuance costs of $1.0 million related to our 4.50% senior notes and the write-off of debt issuance costs of $1.1 million related to our Third Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section).
Fiscal 2022
During the three and six months ended March 31, 2022, we recognized a loss of $19.3 million primarily related to the partial redemption of our 5.75% senior notes. This loss included a $24.1 million premium payment for early redemption and a $5.0 million write-off of debt issuance costs, partially offset by a $13.3 million write-off of unamortized premiums. In addition, we recognized a $3.5 million loss on the write-off of debt issuance costs related to our First Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section).
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Expense (Income) on Swaps, Net
During the three and six months ended March 31, 2023, we recognized expense (income) on swaps, net of $9.0 million and $(3.3) million, respectively, related to mark-to-market adjustments on our interest rate swaps.
During the three and six months ended March 31, 2022, we recognized income on swaps, net of $128.2 million and $91.3 million, respectively, related to mark-to-market adjustments on our interest rate swaps.
For additional information on our interest rate swap contracts and exposure to risk related to interest rate swaps, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk,” respectively.
Gain on Investment in BellRing
We recorded a gain related to our Investment in BellRing of $5.1 million during the six months ended March 31, 2023 and $447.7 million during both the three and six months ended March 31, 2022. There was no gain or loss recorded related to our Investment in BellRing during the three months ended March 31, 2023 as we completed the final divestment of our remaining Investment in BellRing during the first quarter of fiscal 2023.
For additional information on our Investment in BellRing, refer to Notes 3, 4 and 14 within “Notes to Condensed Consolidated Financial Statements.”
Income Tax Expense
The effective income tax rate was 25.4% and 22.6% for the three and six months ended March 31, 2023, respectively, and 3.7% and 1.6% for the three and six months ended March 31, 2022, respectively. In accordance with Accounting Standards

Codification Topic 740, “Income Taxes,” we record income taxes for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three and six months ended March 31, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $447.7 million non-cash mark-to-market adjustment on our Investment in BellRing, which was divested in a manner intended to qualify as tax-free for U.S. federal income tax purposes, and (ii) $4.6 million and $9.2 million, respectively, of discrete income tax benefit items related to our equity method loss attributable to 8th Avenue Food & Provisions, Inc. (“8th Avenue”).
See Note 4 within “Notes to Condensed Consolidated Financial Statements” for additional information on the Investment in BellRing and the 8th Avenue equity method loss.
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
Post Consumer Brands

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$599.1	$573.1	$26.0	5%	$1,153.8	$1,080.4	$73.4	7%
Segment Profit	$75.5	$79.5	$(4.0)	(5)%	$154.8	$150.8	$4.0	3%
Segment Profit Margin	13%	14%			13%	14%
Net sales for the Post Consumer Brands segment increased $26.0 million, or 5%, for the three months ended March 31, 2023, when compared to the prior year period. Net sales for the three months ended March 31, 2023 were positively impacted by increased average net selling prices as a result of increased pricing taken to mitigate inflation, partially offset by unfavorable product mix as a result of a shift towards private label products when compared to the prior year period. Volumes declined 6% primarily driven by volume decreases in Malt-O-Meal bag cereal and Honey Bunches of Oats, partially offset by volume increases in Peter Pan nut butters and private label cereal.
Net sales for the Post Consumer Brands segment increased $73.4 million, or 7%, for the six months ended March 31, 2023, when compared to the prior year period. Net sales for the six months ended March 31, 2023 were positively impacted by increased average net selling prices as a result of increased pricing taken to mitigate inflation, partially offset by unfavorable product mix as a result of a shift towards private label products when compared to the prior year period. Volumes declined 4% primarily driven by volume decreases in Honey Bunches of Oats and Malt-O-Meal bag cereal, partially offset by volume increases in Peter Pan nut butters and private label cereal.
Segment profit for the three months ended March 31, 2023 decreased $4.0 million, or 5%, when compared to the prior year period. Segment profit for the three months ended March 31, 2023 was negatively impacted by raw material inflation of $34.0 million, higher manufacturing costs of $12.9 million and higher integration costs. These negative impacts were partially offset by higher net sales, as previously discussed, and lower freight costs of $7.3 million.
Segment profit for the six months ended March 31, 2023 increased $4.0 million, or 3%, when compared to the prior year period. Segment profit for the six months ended March 31, 2023 was positively impacted by higher net sales, as previously discussed, and lower freight costs of $4.5 million. These positive impacts were partially offset by raw material inflation of $67.0 million and higher manufacturing costs of $21.0 million.

Weetabix

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$124.9	$117.0	$7.9	7%	$243.0	$235.6	$7.4	3%
Segment Profit	$19.4	$26.8	$(7.4)	(28)%	$40.9	$54.0	$(13.1)	(24)%
Segment Profit Margin	16%	23%			17%	23%
Net sales for the Weetabix segment increased $7.9 million, or 7%, for the three months ended March 31, 2023, when compared to the prior year period. Excluding the impact of unfavorable foreign exchange rates and three incremental months of net sales of $7.7 million attributable to our prior year acquisition of Lacka Foods, net sales increased $12.5 million, or 11%, on 2% lower volumes, driven by higher average net selling prices primarily due to list price increases, partially offset by a shift in product mix towards private label products.
Net sales for the Weetabix segment increased $7.4 million, or 3%, for the six months ended March 31, 2023, when compared to the prior year period. Excluding the impact of unfavorable foreign exchange rates and six incremental months of net sales of $14.2 million attributable to our prior year acquisition of Lacka Foods, net sales increased $22.1 million, or 9%, on 2% lower volumes, driven by higher average net selling prices primarily due to list price increases, partially offset by a shift in product mix towards private label products.
Segment profit for the three months ended March 31, 2023 decreased $7.4 million, or 28%, when compared to the prior year period, including the impact of unfavorable foreign currency exchange rates. Excluding the impact of unfavorable foreign currency exchange rates, segment profit decreased $5.4 million, or 20%. This decrease was primarily driven by raw material inflation of $9.1 million and higher manufacturing costs of $4.2 million, partially offset by higher net sales, as previously discussed.
Segment profit for the six months ended March 31, 2023 decreased $13.1 million, or 24%, when compared to the prior year period, including the impact of unfavorable foreign currency exchange rates. Excluding the impact of unfavorable foreign currency exchange rates, segment profit decreased $7.9 million, or 15%. This decrease was primarily driven by raw material inflation of $15.6 million and higher manufacturing costs of $6.2 million, partially offset by higher net sales, as previously discussed.
Foodservice

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$633.2	$451.9	$181.3	40%	$1,233.7	$890.5	$343.2	39%
Segment Profit	$78.1	$20.0	$58.1	291%	$157.2	$35.1	$122.1	348%
Segment Profit Margin	12%	4%			13%	4%
Net sales for the Foodservice segment increased $181.3 million, or 40%, for the three months ended March 31, 2023, when compared to the prior year period. The increase in net sales was primarily driven by higher average net selling prices during the current year period and the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year period. Egg product sales were up $168.2 million, or 43%, with volume up 13%, driven by higher average net selling prices resulting from pricing increases taken to mitigate cost inflation as well as the pass-through of increased grain and egg market prices. Egg volumes increased primarily driven by higher volume in the foodservice channel. Sales of side dishes were up $17.1 million, or 36%, with volume up 11%, driven by higher average net selling prices due to price increases taken to mitigate inflation and volume increases as a result of distribution gains. Sales of other products were down $4.0 million.
Net sales for the Foodservice segment increased $343.2 million, or 39%, for the six months ended March 31, 2023, when compared to the prior year period. The increase in net sales was primarily driven by higher average net selling prices during the current year period and the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year period. Egg product sales were up $315.0 million, or 41%, with volume up 9%, driven by higher average net selling prices resulting from pricing increases taken to mitigate cost inflation as well as the pass-through of increased grain and egg market prices. Egg volumes increased due to higher volume in the foodservice channel, partially offset by lower food ingredient volume. Sales of side dishes were up $35.5 million, or 36%, with volume up 9%, driven by higher average net selling prices due to price increases taken to mitigate inflation and volume increases as a result of distribution gains. Sales of other products were down $7.3 million.
Segment profit for the three months ended March 31, 2023 increased $58.1 million, or 291%, when compared to the prior year period, driven by higher net sales, as previously discussed, and lower freight costs of $10.9 million. These positive impacts were partially offset by raw material inflation, primarily driven by higher egg raw material costs due to increased grain and egg market prices, of $107.4 million.
Segment profit for the six months ended March 31, 2023 increased $122.1 million, or 348%, when compared to the prior year period, driven by higher net sales, as previously discussed, and lower freight costs of $13.7 million. These positive impacts were partially offset by raw material inflation, primarily driven by higher egg raw material costs due to increased grain and egg market prices, of $198.3 million.
Refrigerated Retail

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$262.7	$267.6	$(4.9)	(2)%	$555.7	$541.0	$14.7	3%
Segment Profit	$18.2	$17.0	$1.2	7%	$39.2	$30.6	$8.6	28%
Segment Profit Margin	7%	6%			7%	6%
Net sales for the Refrigerated Retail segment decreased $4.9 million, or 2%, for the three months ended March 31, 2023, when compared to the prior year period. This decrease was driven by 11% lower volumes, primarily due to price elasticities. This negative impact was partially offset by increased average net selling prices primarily due to price increases taken to mitigate input cost inflation. Cheese and other dairy product sales were down $6.2 million, or 12%, with volume down 20%, and were incrementally impacted by distribution losses. Sausage sales declined $3.5 million, or 9%, with volume down 9%. Egg product sales were up $4.5 million, or 9%, on 9% lower volumes, and were incrementally impacted by avian influenza-related supply constraints. Sales of side dishes increased $1.6 million, or 1%, on 10% lower volumes. Sales of other products were down $1.3 million.
Net sales for the Refrigerated Retail segment increased $14.7 million, or 3%, for the six months ended March 31, 2023, when compared to the prior year period. Net sales for the six months ended March 31, 2023 were impacted by the absence of net sales as a result of the WEF Transaction. Excluding this impact, net sales increased $21.8 million, or 4%, driven by higher average net selling prices primarily due to price increases taken to mitigate input cost inflation. This positive impact was partially offset by 5% lower volumes primarily due to price elasticities. Sales of side dishes increased $23.6 million, or 10%, with volume up 1%. Egg product sales were up $10.1 million, or 11%, on 11% lower volumes, and were incrementally impacted by avian influenza-related supply constraints. Sausage sales increased $3.1 million, or 4%, with volume up 1%. Cheese and other dairy product sales were down $12.7 million, or 11%, with volume down 21%, and were incrementally impacted by distribution losses. Sales of other products were down $2.3 million.
Segment profit for the three months ended March 31, 2023 increased $1.2 million, or 7%, when compared to the prior year period, driven by higher average net selling prices and lower freight costs of $2.8 million. These positive impacts were partially offset by raw material inflation of $9.9 million, lower net sales volume, as previously discussed, and higher manufacturing costs of $6.0 million.
Segment profit for the six months ended March 31, 2023 increased $8.6 million, or 28%, when compared to the prior year period, driven by higher net sales, as previously discussed, and lower freight costs of $5.2 million. These positive impacts were partially offset by raw material inflation of $22.2 million and higher manufacturing costs of $12.3 million.
Other Items
General Corporate Expenses and Other

	Three Months Ended March 31,				Six Months Ended March 31,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General corporate expenses and other	$50.0	$45.0	$(5.0)	(11)%	$92.7	$91.1	$(1.6)	(2)%
General corporate expenses and other increased $5.0 million, or 11%, for the three months ended March 31, 2023, when compared to the prior year period. The prior year period included $3.1 million of restructuring and facility closure costs incurred by our Post Consumer Brands segment and a favorable working capital adjustment of $0.4 million related to the WEF Transaction. Excluding these impacts, general corporate expenses and other increased $7.7 million. This increase was primarily driven by increased net losses related to mark-to-market adjustments on economic hedges and warrant liabilities of $35.3 million (compared to gains in the prior year period) and higher employee-related expenses of $3.9 million. These negative impacts were partially offset by decreased separation-related expenses of $25.9 million in connection with the BellRing Spin-off and increased net gains related to mark-to-market adjustments on equity securities of $9.1 million (compared to losses in the prior year period).
General corporate expenses and other increased $1.6 million, or 2%, for the six months ended March 31, 2023, when compared to the prior year period. The prior year period included $8.5 million of restructuring and facility closure costs incurred by our Post Consumer Brands segment, a loss on sale of business of $6.3 million related to the WEF Transaction and a gain on assets held for sale of $9.8 million related to the sale of equipment in Klingerstown, Pennsylvania within our Foodservice segment. Excluding these impacts, general corporate expenses and other increased $6.6 million. This increase was primarily driven by increased net losses related to mark-to-market adjustments on economic hedges and warrant liabilities of $35.7 million (compared to gains in the prior year period) and higher employee-related expenses of $8.2 million. These negative impacts were partially offset by decreased separation-related expenses of $28.3 million in connection with the BellRing Spin-off and increased net gains related to mark-to-market adjustments on equity securities of $15.2 million (compared to losses in the prior year period).
For additional information on loss on sale of business and our assets held for sale, see Note 6 within “Notes to Condensed Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the six months ended March 31, 2023 (for additional information, see Notes 4, 13, 15 and 18 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
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
•$120.5 million principal value of our 4.50% senior notes repurchased at a discount of $16.9 million;
•$43.5 million paid related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements; and
•1.0 million shares of our common stock repurchased at an average share price of $87.47 per share and a total cost, including broker’s commissions, of $83.7 million.
On April 26, 2023, we entered into a Joinder Agreement No. 4 (the “Fourth Joinder Agreement”), that provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 million under our Credit Agreement, which we borrowed in full on April 26, 2023. On April 28, 2023, we completed the Pet Food acquisition for $700.0 million, subject to inventory adjustments, resulting in a payment at closing of $715.5 million, and issued 5.4 million shares of our common stock to Smucker. The payment was made using cash on hand, including proceeds from the Fourth Incremental Term Loan.
The following table presents select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2023	2022
Cash provided by (used in):
Operating activities - continuing operations	$198.3	$143.6
Investing activities - continuing operations	(134.0)	(43.0)
Financing activities - continuing operations	(161.7)	(276.9)
Net cash used in discontinued operations	—	(151.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.4	(2.7)
Net decrease in cash, cash equivalents and restricted cash	$(94.0)	$(330.9)

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
Short-term financing needs primarily consist of working capital requirements and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions and repayment or refinancing of our long-term debt obligations. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Operating Activities - Continuing Operations
Cash provided by operating activities for the six months ended March 31, 2023 increased $54.7 million compared to the prior year period, primarily driven by favorable changes related to fluctuations in the timing of sales and collections of trade receivables at our Post Consumer Brands and Foodservice segments and decreased inventory levels at our Refrigerated Retail and Foodservice segments, lower interest payments of $22.0 million and higher net proceeds on our interest rate swaps of $9.0 million (compared to net payments in the prior year period). These positive impacts were partially offset by higher tax payments of $65.4 million.
Investing Activities - Continuing Operations
Six months ended March 31, 2023
Cash used in investing activities for the six months ended March 31, 2023 was $134.0 million, primarily driven by capital expenditures of $132.9 million. Capital expenditures in the period primarily related to ongoing projects in our Foodservice and Post Consumer Brands segments.

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
Financing Activities - Continuing Operations
Six months ended March 31, 2023
Cash used in financing activities for the six months ended March 31, 2023 was $161.7 million. We received proceeds of $130.0 million from our Third Incremental Term Loan. The Third Incremental Term Loan was partially repaid through the Second Debt-for-Equity Exchange and the remaining principal balance of $30.1 million was repaid using cash on hand. In addition, we repaid $120.5 million principal value of our 4.50% senior notes, net of a $16.9 million discount, and $1.1 million principal value of our municipal bond, which resulted in total net repayments of debt of $134.8 million. We paid $83.7 million, including broker’s commissions, for the repurchase of shares of our common stock and $43.5 million related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements.
Six months ended March 31, 2022
Cash used in financing activities for the six months ended March 31, 2022 was $276.9 million. We paid $550.4 million of cash to BellRing in connection with the BellRing Spin-off, which was partially offset by cash receipts from BellRing of $3.2 million prior to the BellRing Spin-off related to quarterly tax distributions pursuant to BellRing Brands, LLC’s amended and restated limited liability company agreement. We received proceeds of $840.0 million from our incremental term loan (the “First Incremental Term Loan”) which were used to repay $840.0 million of principal balance of our 5.75% senior notes. In connection with the repayment of the 5.75% senior notes, we paid $24.1 million in debt premiums. We received proceeds of $500.0 million and a premium of $17.5 million from our additional 5.50% senior notes issuance. We paid $7.4 million in debt issuance costs and deferred financing fees in connection with our additional 5.50% senior notes issuance, the First Incremental Term Loan and the amendment of our Credit Agreement. We paid $197.2 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of March 31, 2023, we were not required to comply with such financial covenant as the aggregate amount of the aforementioned obligations did not exceed 30% of our revolving credit commitments. We do not believe non-compliance is reasonably likely in the foreseeable future.
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
•our ability to successfully integrate the Pet Food operations, deliver on the expected financial contribution from the Pet Food acquisition and maintain relationships with Pet Food employees, customers and suppliers, while maintaining focus on our pre-acquisition businesses;
•our ability to obtain the expected cost savings and synergies from the Pet Food acquisition;
•our and Smucker’s ability to comply with certain ancillary agreements associated with the Pet Food acquisition, including transition services agreements, co-manufacturing agreements and a registration rights agreement;
•significant volatility in the cost or availability of inputs to our businesses (including raw materials, energy and other supplies and freight);
•our ability to increase our prices to offset cost increases and the potential for such price increases to impact demand for our products;
•disruptions or inefficiencies in our supply chain, including as a result of inflation, labor shortages, insufficient product or raw material availability, our reliance on third parties for the supply of materials for or the manufacture of many of our products, limited freight carrier availability, public health crises (including the COVID-19 pandemic), climatic events, agricultural diseases and pests, fires and evacuations related thereto and other events beyond our control;
•changes in economic conditions, the occurrence of a recession, instability in financial institutions, disruptions in the U.S. and global capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;
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
•the impact of national or international disputes, political instability, terrorism, war or armed hostilities (such as the ongoing conflict in Ukraine) or geopolitical tensions (such as between the U.S. and China), including on the global economy, capital markets, our supply chain, commodity, energy and freight availability and costs and information security;
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $5 million and $7 million as of March 31, 2023 and September 30, 2022, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”

Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of March 31, 2023, a hypothetical 10% adverse change in the expected Euro-GBP and USD-GBP foreign currency exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $2 million. As of September 30, 2022, a hypothetical 10% adverse change in the expected Euro-GBP foreign currency exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of March 31, 2023, the Company had outstanding principal value of indebtedness of $5,847.7 million related to its senior notes and a municipal bond. At March 31, 2023, Post’s revolving credit facility had available borrowing capacity of $730.3 million. Of the total $5,847.7 million of outstanding indebtedness, $5,842.4 million bore interest at a weighted-average fixed interest rate of 4.8%. As of September 30, 2022, the Company had principal value of indebtedness of $5,969.3 million related to its senior notes and a municipal bond. At September 30, 2022, Post’s revolving credit facility had available borrowing capacity of $730.3 million. Of the total $5,969.3 million of outstanding indebtedness, $5,962.9 million bore interest at a weighted-average fixed interest rate of 4.8%.
As of March 31, 2023 and September 30, 2022, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond, was $5,518.9 million and $5,171.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $101 million and $111 million as of March 31, 2023 and September 30, 2022, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and six months ended March 31, 2023 and 2022.
For additional information regarding the Company’s debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of March 31, 2023 and September 30, 2022, the Company had interest rate swaps with a notional value of $665.2 million and $1,381.9 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $16 million and $48 million as of March 31, 2023 and September 30, 2022, respectively.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022 (the “Annual Report”). Many of the risks set forth in the Annual Report regarding our existing businesses and categories prior to our acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business (“Pet Food”) also are risks to the ongoing operations of the Pet Food business, and risks related to food for human consumption, the food and beverage category and the food and beverage industry included in the Annual Report should be read to include pet food, the pet food category and the pet food industry, respectively. The risks included in the Annual Report and the Quarterly Report could materially and adversely affect our businesses, financial condition, results of operations and cash flows. Such enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
We may be unable to successfully integrate the Pet Food operations and realize the anticipated benefits of the acquisition, or the parties may be unable fulfill their obligations under the Pet Food purchase agreement and other agreements related to the acquisition.
The Pet Food acquisition involves the combination of businesses that have operated independently and represents our entry into the pet food industry and category. We will be required to devote significant management attention and resources to integrating business practices, cultures and operations of our pre-acquisition businesses and the Pet Food operations and to offering a new platform of pet food products. Potential difficulties we may encounter as part of the integration process include the following:
•the inability to successfully combine our pre-acquisition businesses with the Pet Food operations in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;
•the challenges of providing a new offering of pet food products for which we have limited experience and of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets acquired as part of the Pet Food acquisition in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Pet Food acquisition, including cash costs for integration that may exceed the cash costs that we currently anticipate;
•our inability to comply with our obligations under the registration rights agreement entered into between us and Smucker and to manufacture certain products for Smucker under a co-manufacturing agreement;
•we depend on Smucker to continue to manufacture certain products and to provide certain services to us for a period of time pursuant to transition services agreements and a co-manufacturing agreement; and
•we have limited post-closing indemnification or similar rights under the purchase agreement we entered into with Smucker concerning the representations and warranties Smucker made in the purchase agreement with respect to the Pet Food acquisition, and no portion of the purchase price for the acquisition was held in escrow for the purpose of funding indemnifications claims, so we will have limited recourse against Smucker in the event any of the representations or warranties made by Smucker in the purchase agreement prove to be inaccurate or are breached.

Accordingly, the contemplated benefits of the Pet Food acquisition may not be realized fully, or at all, or may take longer to realize than expected.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2023 - January 31, 2023	147,850	$89.70	147,850	$262,780,312
February 1, 2023 - February 28, 2023	163,639	$90.67	163,639	$247,943,689
March 1, 2023 - March 31, 2023	362,471	$87.20	362,471	$216,336,095
Total	673,960	$88.59	673,960	$216,336,095
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

*2.1
Transaction Agreement and Plan of Merger, dated as of October 26, 2021, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 27, 2021)

2.2
Amendment No. 1 to Transaction Agreement and Plan of Merger, dated as of February 28, 2022, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K (film no. 22683895) filed on February 28, 2022)

*2.3
Asset Purchase Agreement, dated as of February 8, 2023, by and among The J. M. Smucker Company, PCB Sub, LLC (now known as Post Brands Pet Care, LLC) and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 13, 2023)

2.4	Amendment No. 1 to the Asset Purchase Agreement, dated as of April 27, 2023, by and among The J. M. Smucker Company, Post Holdings, Inc. and Post Brands Pet Care, LLC (formerly known as PCB Sub, LLC)

3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 2, 2018)

3.2	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 2, 2018)

3.3	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 17, 2023)

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

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2023

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2023

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2023

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibit or schedule upon request by the SEC.
**	These certifications are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	May 5, 2023	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
SVP, Chief Financial Officer and Treasurer (Principal Financial Officer)