Form 10-Q
period 2023-06-30
Post Holdings, Inc.
filed 2023-08-04
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Common Stock, $0.01 par value per share – 61,218,573 shares as of July 31, 2023

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$1,859.4	$1,524.9	$5,045.6	$4,272.1
Cost of goods sold	1,357.8	1,160.2	3,715.3	3,197.2
Gross Profit	501.6	364.7	1,330.3	1,074.9
Selling, general and administrative expenses	300.9	225.0	768.9	680.9
Amortization of intangible assets	42.4	36.6	115.4	109.5
Other operating (income) expense, net	—	(2.4)	0.1	0.8
Operating Profit	158.3	105.5	445.9	283.7
Interest expense, net	72.7	75.6	202.4	245.6
(Gain) loss on extinguishment of debt, net	(6.4)	(10.2)	(21.2)	9.1
Income on swaps, net	(17.1)	(131.6)	(20.4)	(222.9)
Gain on investment in BellRing	—	(35.1)	(5.1)	(482.8)
Other income, net	(16.0)	(12.8)	(27.8)	(14.0)
Earnings before Income Taxes and Equity Method Loss	125.1	219.6	318.0	748.7
Income tax expense	26.8	35.0	70.4	43.3
Equity method loss, net of tax	—	12.0	0.2	49.3
Net Earnings from Continuing Operations, Including Noncontrolling Interests	98.3	172.6	247.4	656.1
Less: Net earnings attributable to noncontrolling interests from continuing operations	8.7	2.4	11.8	5.0
Net Earnings from Continuing Operations	89.6	170.2	235.6	651.1
Net earnings from discontinued operations, net of tax and noncontrolling interest	—	—	—	21.6
Net Earnings	$89.6	$170.2	$235.6	$672.7

Earnings from Continuing Operations per Common Share:
Basic	$1.49	$2.77	$4.13	$10.61
Diluted	$1.38	$2.72	$3.82	$10.47
Earnings from Discontinued Operations per Common Share:
Basic	$—	$—	$—	$0.35
Diluted	$—	$—	$—	$0.35
Earnings per Common Share:
Basic	$1.49	$2.77	$4.13	$10.96
Diluted	$1.38	$2.72	$3.82	$10.82
Weighted-Average Common Shares Outstanding:
Basic	61.6	60.4	59.7	61.5
Diluted	68.5	61.6	66.7	62.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Earnings	$89.6	$170.2	$235.6	$672.7
Net earnings attributable to noncontrolling interests from continuing operations	8.7	2.4	11.8	5.0
Net earnings attributable to noncontrolling interest from discontinued operations	—	—	—	11.8
Net Earnings Including Noncontrolling Interests	98.3	172.6	247.4	689.5
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(1.2)	(0.4)	(3.5)	(1.4)
Hedging adjustments:
Reclassifications to net earnings	—	—	—	7.1
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	36.1	(124.3)	185.3	(165.5)
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	0.2	0.1	0.8	0.4
Hedging adjustments:
Reclassifications to net earnings	—	—	—	(1.8)
Total Other Comprehensive Income (Loss) Including Noncontrolling Interests	35.1	(124.6)	182.6	(161.2)
Less: Comprehensive income attributable to noncontrolling interests	8.2	2.1	10.2	17.8
Total Comprehensive Income	$125.2	$45.9	$419.8	$510.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2023	September 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$208.8	$586.5
Restricted cash	18.0	3.6
Receivables, net	564.9	544.2
Inventories	779.3	549.1
Investment in BellRing	—	94.8
Investments held in trust	—	346.8
Prepaid expenses and other current assets	69.3	98.4
Total Current Assets	1,640.3	2,223.4
Property, net	1,992.6	1,751.9
Goodwill	4,649.0	4,349.6
Other intangible assets, net	3,272.4	2,712.2
Other assets	332.6	270.9
Total Assets	$11,886.9	$11,308.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.1	$1.1
Accounts payable	389.2	452.7
Other current liabilities	405.0	370.0
Total Current Liabilities	795.3	823.8
Long-term debt	6,186.1	5,956.6
Deferred income taxes	694.0	688.4
Other liabilities	251.7	266.9
Total Liabilities	7,927.1	7,735.7
Redeemable noncontrolling interest	—	306.6
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,268.7	4,748.2
Retained earnings	1,350.8	1,109.0
Accumulated other comprehensive loss	(78.7)	(262.9)
Treasury stock, at cost	(2,591.7)	(2,341.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,950.0	3,254.0
Noncontrolling interests	9.8	11.7
Total Shareholders’ Equity	3,959.8	3,265.7
Total Liabilities and Shareholders’ Equity	$11,886.9	$11,308.0
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net earnings from continuing operations, including noncontrolling interests	$247.4	$656.1
Adjustments to reconcile net earnings from continuing operations, including noncontrolling interests, to net cash provided by operating activities:
Depreciation and amortization	293.3	285.5
Unrealized gain on interest rate swaps, foreign exchange contracts and warrant liabilities, net	(27.4)	(249.2)
Gain on investment in BellRing	(5.1)	(482.8)
(Gain) loss on extinguishment of debt, net	(21.2)	9.1
Non-cash stock-based compensation expense	57.2	48.3
Equity method loss, net of tax	0.2	49.3
Deferred income taxes	(11.2)	(9.0)
Non-cash gain on write-off of deferred underwriting commissions	(10.7)	—
Other, net	0.8	(1.5)
Other changes in operating assets and liabilities, net of business acquisitions, held for sale assets and liabilities and divestitures:
Increase in receivables, net	(17.7)	(105.7)
Increase in inventories	(20.7)	(58.6)
Decrease (increase) in prepaid expenses and other current assets	40.5	(20.4)
(Increase) decrease in other assets	(15.0)	21.5
(Decrease) increase in accounts payable and other current liabilities	(38.1)	73.4
Increase in non-current liabilities	8.2	3.7
Net Cash Provided by Operating Activities - continuing operations	480.5	219.7
Net Cash Used in Operating Activities - discontinued operations	—	(1.6)
Net Cash Provided by Operating Activities	480.5	218.1
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(715.2)	(24.8)
Return of subsidiary investments held in trust account	345.0	—
Additions to property	(201.9)	(167.3)
Proceeds from sale of property and assets held for sale	1.2	17.8
Proceeds from sale of business	4.6	50.5
Investments in partnerships	(1.4)	(8.9)
Other, net	(0.2)	0.4
Net Cash Used in Investing Activities - continuing operations	(567.9)	(132.3)
Net Cash Used in Investing Activities - discontinued operations	—	(0.8)
Net Cash Used in Investing Activities	(567.9)	(133.1)
Cash Flows from Financing Activities
Proceeds from issuance of debt	530.0	1,340.0
Repayments of debt, net of discounts	(178.4)	(904.4)
Premium from issuance of debt	—	17.5
Purchases of treasury stock	(242.4)	(343.0)
Payments of debt issuance costs and deferred financing fees	(3.1)	(7.4)
Payments of debt premiums	—	(24.1)
Distributions to BellRing Brands, Inc., net	—	(547.2)
Redemption of Post Holdings Partnering Corporation Series A common stock	(312.5)	—
Financing portion of cash paid for rate-lock interest rate swaps	(43.5)	—
Other, net	(29.8)	(17.8)
Net Cash Used in Financing Activities - continuing operations	(279.7)	(486.4)
Net Cash Used in Financing Activities - discontinued operations	—	(149.5)
Net Cash Used in Financing Activities	(279.7)	(635.9)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3.8	(5.8)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(363.3)	(556.7)
Cash, Cash Equivalents and Restricted Cash from continuing operations, Beginning of Year	590.1	671.6
Plus: Cash, Cash Equivalents and Restricted Cash from discontinued operations, Beginning of Year	—	152.6
Cash, Cash Equivalents and Restricted Cash from continuing operations, End of Period	$226.8	$267.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2023	2022	2023	2022
Common Stock
Beginning and end of period	$0.9	$0.9	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	4,757.5	4,711.7	4,748.2	4,253.5
Activity under stock and deferred compensation plans	(1.1)	(0.1)	(29.0)	(16.7)
Non-cash stock-based compensation expense	20.0	16.7	57.2	49.0
Issuance of common stock	492.3	—	492.3	—
BellRing Spin-off	—	—	—	442.5
End of period	5,268.7	4,728.3	5,268.7	4,728.3
Retained Earnings
Beginning of period	1,253.8	852.0	1,109.0	347.3
Net earnings	89.6	170.2	235.6	672.7
Post Holdings Partnering Corporation deemed dividend	7.4	1.8	6.2	4.0
End of period	1,350.8	1,024.0	1,350.8	1,024.0
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(31.4)	(11.6)	(29.7)	(10.9)
Net change in retirement benefits, net of tax	(1.0)	(0.3)	(2.7)	(1.0)
End of period	(32.4)	(11.9)	(32.4)	(11.9)
Hedging Adjustments, net of tax
Beginning of period	74.8	74.8	74.8	71.4
Net change in hedges, net of tax	—	—	—	3.4
End of period	74.8	74.8	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(157.7)	(55.9)	(308.0)	(17.6)
Foreign currency translation adjustments	36.6	(124.0)	186.9	(164.6)
BellRing Spin-off	—	—	—	2.3
End of period	(121.1)	(179.9)	(121.1)	(179.9)
Treasury Stock
Beginning of period	(2,424.9)	(2,095.4)	(2,341.2)	(1,902.2)
Purchases of treasury stock	(166.8)	(145.8)	(250.5)	(339.0)
End of period	(2,591.7)	(2,241.2)	(2,591.7)	(2,241.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,950.0	3,395.0	3,950.0	3,395.0
Noncontrolling Interests
Beginning of period	10.9	11.8	11.7	11.8
Net (loss) earnings attributable to noncontrolling interests	(0.6)	0.2	(0.3)	12.4
Purchases of treasury stock	—	—	—	(18.1)
Activity under stock and deferred compensation plans	—	—	—	(1.0)
Non-cash stock-based compensation expense	—	—	—	2.9
Net change in hedges, net of tax	—	—	—	1.9
Foreign currency translation adjustments	(0.5)	(0.3)	(1.6)	(0.9)
BellRing Spin-off	—	—	—	2.7
End of period	9.8	11.7	9.8	11.7
Total Shareholders’ Equity	$3,959.8	$3,406.7	$3,959.8	$3,406.7
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
The Company incurred separation-related expenses related to the BellRing Spin-off and subsequent divestment of its Investment in BellRing (see Note 4) of zero and $0.1 during the three and nine months ended June 30, 2023, respectively, and $0.4 and $28.8 during the three and nine months ended June 30, 2022, respectively, which were included in “Selling, general and administrative expenses” within continuing operations in the Condensed Consolidated Statements of Operations. Old BellRing incurred separation-related expenses prior to the BellRing Spin-off of $4.3 during the nine months ended June 30, 2022, which were included in “Net earnings from discontinued operations, net of tax and noncontrolling interest” in the Condensed Consolidated Statements of Operations. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees.
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
The following table presents the components of net earnings from discontinued operations during the nine months ended June 30, 2022 prior to the completion of the BellRing Spin-off on March 10, 2022.

Net Sales	$541.9
Cost of goods sold	390.3
Gross Profit	151.6
Selling, general and administrative expenses	68.5
Amortization of intangible assets	8.7
Operating Profit	74.4
Interest expense, net	13.1
Loss on extinguishment of debt, net	17.6
Earnings from Discontinued Operations before Income Taxes	43.7
Income tax expense	10.3
Net Earnings from Discontinued Operations, Including Noncontrolling Interest	33.4
Less: Net earnings attributable to noncontrolling interest from discontinued operations	11.8
Net Earnings from Discontinued Operations, Net of Tax and Noncontrolling Interest	$21.6

NOTE 4 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
In May and June of 2021, the Company and Post Holdings Partnering Corporation, a special purpose acquisition company (“PHPC”), consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units” and such transaction, the “PHPC IPO”), of which PHPC Sponsor, LLC, the Company’s wholly-owned subsidiary (“PHPC Sponsor”), purchased 4.0 million PHPC Units. Each PHPC Unit consisted of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC; each whole warrant entitled the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. The PHPC Units, PHPC Series A Common Stock and PHPC Warrants each traded on the New York Stock Exchange (the “NYSE”) under the ticker symbols “PSPC.U”, “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC was required to consummate a partnering transaction by May 28, 2023, which could have been extended to August 28, 2023 in certain circumstances (the “Combination Period”).
Substantially concurrently with the closing of the PHPC IPO, PHPC completed the private sale of 1.1 million units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, generating proceeds to PHPC of $10.9 (the “PHPC Private Placement”). The PHPC Private Placement Units sold in the PHPC Private Placement were identical to the PHPC Units sold in the PHPC IPO, except that, with respect to the warrants underlying the PHPC Private Placement Units (the “PHPC Private Placement Warrants”) that were held by PHPC Sponsor or its permitted transferees, such PHPC Private Placement Warrants (i) could have been exercised for cash or on a cashless basis, (ii) were not subject to being called for redemption (except in certain circumstances if the PHPC Warrants were called for redemption and a certain price per share of PHPC Series A Common Stock threshold was met) and (iii) subject to certain limited exceptions, would have been subject to transfer restrictions until 30 days following the consummation of PHPC’s partnering transaction. If the PHPC Private Placement Warrants were held by holders other than PHPC Sponsor or its permitted transferees, the PHPC Private Placement Warrants would have been redeemable by PHPC in all redemption scenarios and exercisable by holders on the same basis as the PHPC Warrants.
In addition, the Company, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC, $0.0001 par value per share (the “PHPC Series F Common Stock”), had certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s certificate of incorporation.
In connection with the completion of the PHPC IPO, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), which provided for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 million units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock, $0.0001 par value per share, and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of $10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
PHPC Sponsor was the primary beneficiary of PHPC as it had, through its equity interest, the right to receive benefits or the obligation to absorb losses from PHPC, as well as the power to direct a majority of the activities that significantly impacted PHPC’s economic performance, including target identification. As such, PHPC was fully consolidated into the Company’s financial statements until the time of its dissolution, as discussed below.
Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders, which consisted of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, which represented the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, was required by the underwriting agreement to be maintained in the trust account. These proceeds were invested only in U.S. treasury securities. At September 30, 2022, there was $346.8 held in the trust account, which was included in “Investments held in trust” on the Condensed Consolidated Balance Sheets.
The public stockholders’ ownership of PHPC equity represented a noncontrolling interest (“NCI”) to the Company, which was classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock was redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI was equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net earnings or loss, other comprehensive income or loss (“OCI”) and distributions or (ii) the redemption value. The redemption value represented the amount the public stockholders of PHPC Series A Common Stock would be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for, which was a pro-rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro-rata interest earned on the funds held in the trust account (which interest was net of taxes payable, and less up to $0.1 of interest to pay dissolution expenses). As of September 30, 2022, the carrying amount of the redeemable NCI was recorded at its redemption value of $306.6 on the Condensed Consolidated

Balance Sheets. Remeasurements to the redemption value of the redeemable NCI were recognized as a deemed dividend and were recorded to “Retained earnings” on the Condensed Consolidated Balance Sheets.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $10.7 were deferred underwriting commissions that would have become payable to the underwriters solely in the event that PHPC completed a partnering transaction and were included in “Other current liabilities” on the Condensed Consolidated Balance Sheets at September 30, 2022.
As of September 30, 2022 and prior to the PHPC Redemption (as defined below), the Company beneficially owned 31.0% of the equity of PHPC and the net earnings and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net earnings and net assets of PHPC, which represented the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminated in consolidation.
On May 11, 2023, PHPC announced that it would not complete a partnering transaction within the Combination Period and that the entity would liquidate and dissolve in accordance with the terms of its amended and restated certificate of incorporation. Subsequent to the decision to liquidate and dissolve, PHPC completed certain winding-up activities, which included writing-off the deferred underwriting commissions as the underwriters agreed to waive their rights to these amounts should a partnering transaction not occur. The Company recorded a $10.7 gain in connection with this write-off, which was recorded in “Other income, net” on the Condensed Consolidated Statements of Operations during both the three and nine months ended June 30, 2023.
On May 28, 2023, the PHPC Warrants and the PHPC Private Placement Warrants expired worthless and the Forward Purchase Agreement terminated in accordance with its terms, as PHPC had not completed a partnering transaction before the expiration of the Combination Period.
On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. In connection with the PHPC Redemption:
•$353.4 of funds held in the trust account immediately prior to the PHPC Redemption were distributed to redeem all of the outstanding shares of PHPC Series A Common Stock, which reduced “Investments held in trust” on the Condensed Consolidated Balance Sheets to zero as of June 30, 2023. The Company received $40.9 from the PHPC Redemption related to its ownership of 4.0 million shares of PHPC Series A Common Stock; and
•redeemable NCI of $312.5 immediately prior to the PHPC Redemption was reduced to zero on the Condensed Consolidated Balance Sheets as of June 30, 2023.
Subsequent to the PHPC Redemption, PHPC delisted from the NYSE and dissolved in June 2023, and all classes of shares of PHPC equity were cancelled, including the PHPC Private Placement Units and the shares of the PHPC Series F Common Stock, which were surrendered by PHPC Sponsor for no consideration.
The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity. The three and nine months ended June 30, 2023 represent the periods ended May 30, 2023, as the Company’s redeemable NCI was reduced to zero upon completion of the PHPC Redemption.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net earnings attributable to redeemable NCI	$9.3	$2.2	$12.1	$4.4
Redemption value adjustment	(1.9)	(0.4)	(5.9)	(0.4)
PHPC deemed dividend	$7.4	$1.8	$6.2	$4.0

The following table summarizes the changes to the Company’s redeemable NCI. The three and nine months ended June 30, 2023 represent the periods ended May 30, 2023, as the Company’s redeemable NCI was reduced to zero upon completion of the PHPC Redemption.

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2023	2022	2023	2022
Beginning of period	$310.6	$305.0	$306.6	$305.0
Net earnings attributable to redeemable NCI	9.3	2.2	12.1	4.4
PHPC deemed dividend	(7.4)	(1.8)	(6.2)	(4.0)
Redemption of PHPC Series A Common Stock	(312.5)	—	(312.5)	—
End of period	$—	$305.4	$—	$305.4
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
During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, the Company’s investment in 8th Avenue was zero at both June 30, 2023 and September 30, 2022. In accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company has discontinued applying the equity method to the investment and will resume the recognition of equity method gains (losses) when the Company’s share of cumulative net losses is recovered. As such, the Company did not recognize an equity method gain (loss) attributable to 8th Avenue for the three or nine months ended June 30, 2023.
The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue prior to the discontinuance of applying the equity method to the investment.

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Net loss attributable to 8th Avenue common shareholders	$(16.8)	$(72.5)
	60.5%	60.5%
Equity method loss attributable to Post	$(10.2)	$(43.9)
Less: Amortization of basis difference, net of tax (a)	1.7	5.1
Equity method loss, net of tax	$(11.9)	$(49.0)
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

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Net sales	$267.4	$783.2
Gross profit	$45.5	$101.7

Net loss	$(6.6)	$(42.7)
Less: Preferred stock dividend	10.2	29.8
Net loss attributable to 8th Avenue common shareholders	$(16.8)	$(72.5)

The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $0.7 and $2.3 during the three and nine months ended June 30, 2023, respectively, and $0.8 and $2.4 during the three and nine months ended June 30, 2022, respectively, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three and nine months ended June 30, 2023, the Company had net sales to 8th Avenue of $1.2 and $6.7, respectively, and purchases from and royalties paid to 8th Avenue of $16.8 and $65.2, respectively. During the three and nine months ended June 30, 2022, the Company had net sales to 8th Avenue of $3.1 and $6.3, respectively, and purchases from and royalties paid to 8th Avenue of $19.2 and $68.9, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length.
The Company had current receivables and current payables with 8th Avenue of $5.0 and $11.1, respectively, at June 30, 2023 and $4.4 and $26.1, respectively, at September 30, 2022. The current receivables and current payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheets and related to MSA fees, pass-through charges owed by 8th Avenue to the Company and related party sales and purchases. In addition, the Company had a long-term receivable and a long-term liability with 8th Avenue of $12.8 and $0.7, respectively, at June 30, 2023 and zero and $0.7, respectively, at September 30, 2022, which were included in “Other assets” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to tax indemnifications.
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
On November 25, 2022, the Company transferred the remaining 4.6 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of the Second Debt-for-Equity Exchange (as defined in Note 15). See Note 15 for additional information regarding the Second Debt-for-Equity Exchange. The Company had no ownership of BellRing Common Stock as of June 30, 2023.
The Company recognized a gain on its Investment in BellRing of $5.1 during the nine months ended June 30, 2023 and $35.1 and $482.8 during the three and nine months ended June 30, 2022, which were recorded in “Gain on investment in BellRing” in the Condensed Consolidated Statements of Operations. There was no gain or loss recorded related to the Company’s Investment in BellRing during the three months ended June 30, 2023. No deferred income taxes were recorded with respect to the non-cash mark-to-market adjustments on the Company’s Investment in BellRing as of June 30, 2023 or September 30, 2022, as the Company fully divested its Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes.
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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was zero and $0.2 for the three and nine months ended June 30, 2023, respectively, and $0.1 and $0.3 for the three and nine months ended June 30, 2022, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of Operations. The investment in Alpen was $3.7 and $4.1 at June 30, 2023 and September 30, 2022, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.4 at both June 30, 2023 and September 30, 2022, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.

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
Fiscal 2023
On April 28, 2023, the Company completed its acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and certain manufacturing and distribution facilities (collectively, “Pet Food”), facilitating the Company’s entry into the pet food category. The purchase price of the Pet Food acquisition was $1,207.5 which included (i) $700.0 in cash, subject to inventory adjustments, resulting in a payment at closing of $715.5, (ii) 5.4 million shares of Post common stock, or approximately $492.3, and (iii) immaterial working capital adjustments. The cash payment was made using cash on hand, including proceeds from the Fourth Incremental Term Loan (as defined in Note 15). Pet Food is reported in the Post Consumer Brands segment (see Note 19).
Based upon the preliminary purchase price allocation, the Company recorded $235.0 of trademarks and licensing agreements and $391.0 of customer relationships, both of which are being amortized over a weighted-average useful life of 18 years. The Company recorded $12.0 and $16.0 of acquisition-related costs, which were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2023, respectively. Net sales included in the Condensed Consolidated Statements of Operations attributable to Pet Food was $275.3 for both the three and nine months ended June 30, 2023. Due to the level of integration of Pet Food within the Post Consumer Brands segment, it is impracticable to separately present net earnings included in the Condensed Consolidated Statements of Operations attributable to Pet Food.
Preliminary values of Pet Food are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change. The Company expects the final fair value of goodwill related to the Pet Food acquisition to be deductible for U.S. income tax purposes.
The following table provides the preliminary purchase price allocation related to the Pet Food acquisition based upon the fair values of assets acquired and liabilities assumed as of June 30, 2023.

Inventories	$204.6
Prepaid expenses and other current assets	0.5
Property, net	191.7
Other intangible assets, net	626.0
Other assets	0.3
Other current liabilities	(9.7)
Other liabilities	(0.2)
Total identifiable net assets	1,013.2
Goodwill	194.3
Fair value of total consideration transferred	$1,207.5
In connection with the Pet Food acquisition, the Company and Smucker entered into a Transition Services Agreement (the “TSA”) pursuant to which Smucker provides certain Pet Food support services to Post for a transition period of 18 months (or up to 24 months at Post’s election) following the close of the acquisition (the “TSA Period”) based on the terms set forth in the TSA. Pet Food support services include, but are not limited to, certain sales, marketing, finance, information technology, procurement and supply chain services. During both the three and nine months ended June 30, 2023, Post incurred $4.0 related to TSA fees, which was recorded within “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations. In accordance with the terms of the TSA, Smucker collects sales receivables from and remits payments to customers and vendors, respectively, in accordance with Smucker’s existing contractual terms. Pet Food receivables and payables are settled between Post and Smucker monthly on a net basis per the terms of the TSA. As of June 30, 2023, the Company had recorded a net receivable due from Smucker of $36.2, which was recorded within “Receivables, net” on the Condensed Consolidated Balance Sheets.

Fiscal 2022
On April 5, 2022, the Company completed its acquisition of Lacka Foods Limited (“Lacka Foods”), a United Kingdom (“U.K.”)-based distributor and marketer of protein-based shakes and nutritional snacks, for £24.5 million (approximately $32.2), net of cash acquired, using cash on hand. The acquisition included earnings-based contingent consideration of £3.5 million (approximately $4.6), representing its initial fair value estimate, which may be paid to the seller in annual installments over three years with a maximum cash payout of £3.5 million. Lacka Foods is reported in the Weetabix segment.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2023 Pet Food acquisition for the periods presented as if the Pet Food acquisition had occurred on October 1, 2021, along with certain pro forma adjustments. The results of operations for the fiscal 2022 Lacka Foods acquisition were immaterial for presentation within the following unaudited pro forma information. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation expense based upon the fair value of assets acquired, acquisition-related costs, inventory revaluation adjustments, interest expense, TSA fees and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the Pet Food acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Pro forma net sales	$1,987.7	$1,911.8	$5,957.5	$5,389.3
Pro forma net earnings from continuing operations	$116.6	$175.9	$283.8	$512.5
Pro forma basic earnings from continuing operations per common share	$1.88	$2.63	$4.62	$7.68
Pro forma diluted earnings from continuing operations per common share	$1.73	$2.58	$4.28	$7.59
NOTE 6 — DIVESTITURE AND AMOUNTS HELD FOR SALE
Divestiture
On December 1, 2021, the Company sold the Willamette Egg Farms business (the “WEF Transaction”), which included the sale of $62.8 book value of assets, for total proceeds of $56.1. Of the $56.1, the Company had $6.0 in escrow, subject to certain contingencies, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheets at September 30, 2022. During the nine months ended June 30, 2023, the Company received $4.6 of the proceeds held in escrow, which reduced the amount in escrow to $1.4 as of June 30, 2023. As a result of the WEF Transaction, during the nine months ended June 30, 2022, the Company recorded a net loss on sale of business of $6.3, which included a favorable working capital adjustment of $0.4 and was reported as “Other operating (income) expense, net” in the Condensed Consolidated Statements of Operations. Subsequent to the WEF Transaction, Willamette Egg Farms was no longer consolidated in the Company’s financial statements. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in the Refrigerated Retail segment. There were no gains or losses on sale of business recorded during the three months ended June 30, 2022 or the three or nine months ended June 30, 2023.
Amounts Held For Sale
The Company sold certain Foodservice production equipment in Klingerstown, Pennsylvania (the “Klingerstown Equipment”) in November 2021, which had been previously classified as held for sale. In the nine months ended June 30, 2022, the Company received total proceeds of $10.3 and recorded a gain on assets held for sale of $9.8 related to the sale of the Klingerstown Equipment, which was included in “Other operating (income) expense, net” in the Condensed Consolidated Statements of Operations. There were no held for sale gains or losses recorded in the three months ended June 30, 2022 or the three or nine months ended June 30, 2023.
NOTE 7 — INCOME TAXES
The effective income tax rate was 21.4% and 22.1% for the three and nine months ended June 30, 2023, respectively, and 15.9% and 5.8% for the three and nine months ended June 30, 2022, respectively. In accordance with ASC Topic 740, “Income Taxes,” the Company records income taxes for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three and nine months ended June 30, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $35.1 and $482.8, respectively, non-cash mark-to-market adjustment on the Company’s

Investment in BellRing, which was divested in a manner intended to qualify as tax-free for U.S. federal income tax purposes, and (ii) $2.9 and $12.1, respectively, of discrete income tax benefit items related to the Company’s equity method loss attributable to 8th Avenue. See Note 4 for additional information on the Investment in BellRing and the 8th Avenue equity method loss.
NOTE 8 — EARNINGS PER SHARE
In accordance with ASC Topic 260, “Earnings Per Share,” the Company has presented basic and diluted earnings per share for both continuing and discontinued operations. Basic earnings per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method and convertible senior notes using the “if converted” method.
Remeasurements to the redemption value of the redeemable NCI were recognized as a deemed dividend (see Note 4). The Company made an election to treat the portion of the deemed dividend that exceeded fair value as an adjustment to income available to common shareholders for basic and diluted earnings from continuing operations per share. In addition, dilutive net earnings from continuing operations was adjusted for interest expense, net of tax, related to the Company’s convertible senior notes, and dilutive net earnings from discontinued operations was adjusted for the Company’s share of Old BellRing’s consolidated net earnings prior to the BellRing Spin-off, to the extent it was dilutive. Net earnings from continuing operations was utilized as the “control number” to determine whether potential shares of common stock were dilutive or anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for both continuing and discontinued operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Earnings from Continuing Operations
Net earnings from continuing operations	$89.6	$170.2	$235.6	$651.1
Impact of redeemable NCI	1.9	(2.9)	11.0	1.4
Net earnings from continuing operations for basic earnings per share	$91.5	$167.3	$246.6	$652.5
Impact of interest expense, net of tax, related to convertible senior notes	2.7	—	8.1	—
Net earnings from continuing operations for diluted earnings per share	$94.2	$167.3	$254.7	$652.5

Net Earnings from Discontinued Operations
Net earnings from discontinued operations for basic earnings per share	$—	$—	$—	$21.6
Dilutive impact of Old BellRing net earnings from discontinued operations	—	—	—	—
Net earnings from discontinued operations for diluted earnings per share	$—	$—	$—	$21.6

Net Earnings
Net earnings for basic earnings per share	$91.5	$167.3	$246.6	$674.1
Net earnings for diluted earnings per share	$94.2	$167.3	$254.7	$674.1

shares in millions
Weighted-average shares for basic earnings per share	61.6	60.4	59.7	61.5
Effect of dilutive securities:
Stock options	0.3	0.4	0.4	0.3
Restricted stock units	0.4	0.7	0.5	0.4
Market-based performance restricted stock units	0.7	0.1	0.6	0.1
Earnings-based performance restricted stock units	0.1	—	0.1	—
Shares issuable upon conversion of convertible senior notes	5.4	—	5.4	—
Total dilutive securities	6.9	1.2	7.0	0.8
Weighted-average shares for diluted earnings per share	68.5	61.6	66.7	62.3

Earnings from Continuing Operations per Common Share:
Basic	$1.49	$2.77	$4.13	$10.61
Diluted	$1.38	$2.72	$3.82	$10.47
Earnings from Discontinued Operations per Common Share:
Basic	$—	$—	$—	$0.35
Diluted	$—	$—	$—	$0.35
Earnings per Common Share:
Basic	$1.49	$2.77	$4.13	$10.96
Diluted	$1.38	$2.72	$3.82	$10.82

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for both continuing and discontinued operations as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
shares in millions	2023	2022	2023	2022
Restricted stock units	—	—	0.1	0.4
Market-based performance restricted stock units	0.1	0.2	0.1	0.2
NOTE 9 — INVENTORIES

	June 30, 2023	September 30, 2022
Raw materials and supplies	$264.1	$130.9
Work in process	23.2	21.1
Finished products	453.1	361.9
Flocks	38.9	35.2
	$779.3	$549.1
NOTE 10 — PROPERTY, NET

	June 30, 2023	September 30, 2022
Property, at cost	$3,686.9	$3,269.3
Accumulated depreciation	(1,694.3)	(1,517.4)
	$1,992.6	$1,751.9
NOTE 11 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2022
Goodwill (gross)	$2,066.8	$781.6	$1,355.3	$803.7	$5,007.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,457.7	$781.6	$1,355.3	$755.0	$4,349.6
Goodwill from acquisition	194.3	—	—	—	194.3
Currency translation adjustment	0.2	104.9	—	—	105.1
Balance, June 30, 2023
Goodwill (gross)	$2,261.3	$886.5	$1,355.3	$803.7	$5,306.8
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,652.2	$886.5	$1,355.3	$755.0	$4,649.0

NOTE 12 — INTANGIBLE ASSETS, NET

	June 30, 2023			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,542.0	$(909.2)	$1,632.8	$2,129.7	$(816.4)	$1,313.3
Trademarks, brands and licensing agreements	887.2	(289.9)	597.3	647.7	(260.4)	387.3
	3,429.2	(1,199.1)	2,230.1	2,777.4	(1,076.8)	1,700.6
Not subject to amortization:
Trademarks and brands	1,042.3	—	1,042.3	1,011.6	—	1,011.6
	$4,471.5	$(1,199.1)	$3,272.4	$3,789.0	$(1,076.8)	$2,712.2
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
At June 30, 2023, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts maturing in the next year that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling and between the U.S. Dollar and the Pound Sterling;
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced; and
•pay-fixed, receive-variable interest rate swaps maturing in April 2026 that require monthly settlements and have the effect of hedging forecasted interest payments on the Company’s Fourth Incremental Term Loan (as defined in Note 15).
Fiscal 2023
In fiscal 2023, the Company paid $55.1 in connection with the termination of $849.3 notional value of its rate-lock swap contracts, of which $43.5 related to the termination of rate-lock swap contracts that contained other-than-insignificant financing elements and were reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows. The Company also paid $2.1 in connection with the termination of $332.6 notional value of its interest rate swap option, and received cash proceeds of $6.7 in connection with the termination of its interest rate swap contract with a $200.0 notional value.
Fiscal 2022
In fiscal 2022, the Company paid $17.0 in connection with the termination of $700.0 notional value of its rate-lock swap contracts. The Company also restructured two of its rate-lock swap contracts, which contained other-than-insignificant financing elements. There were no cash settlements paid or received in connection with these restructurings.

The following table presents the notional amounts of derivative instruments held.

	June 30, 2023	September 30, 2022
Commodity contracts	$179.4	$145.0
Energy contracts	23.3	23.7
Foreign exchange contracts - Forward contracts	8.4	3.2
Interest rate swaps	700.0	200.0
Interest rate swaps - Rate-lock swaps	—	849.3
Interest rate swap - Option	—	332.6
PHPC Warrants	—	16.9
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	June 30, 2023	September 30, 2022
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$3.6	$12.9
Energy contracts	Prepaid expenses and other current assets	2.3	13.6
Foreign exchange contracts	Prepaid expenses and other current assets	0.1	—
Interest rate swaps	Prepaid expenses and other current assets	10.8	3.4
Commodity contracts	Other assets	0.1	0.5
Interest rate swaps	Other assets	3.2	2.5
		$20.1	$32.9

Liability Derivatives:
Commodity contracts	Other current liabilities	$11.4	$1.5
Energy contracts	Other current liabilities	3.3	1.8
Foreign exchange contracts	Other current liabilities	0.2	0.1
Interest rate swaps	Other current liabilities	—	22.5
Commodity contracts	Other liabilities	0.1	—
Energy contracts	Other liabilities	0.1	—
Interest rate swaps	Other liabilities	8.8	48.1
PHPC Warrants	Other liabilities	—	1.0
		$23.9	$75.0
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended June 30,		Nine Months Ended June 30,
		2023	2022	2023	2022
Commodity contracts	Cost of goods sold	$15.2	$3.6	$20.9	$(26.0)
Energy contracts	Cost of goods sold	0.6	(10.3)	9.2	(28.7)
Foreign exchange contracts	Selling, general and administrative expenses	0.1	0.1	0.1	0.1
Interest rate swaps	Income on swaps, net	(17.1)	(131.6)	(20.4)	(222.9)
PHPC Warrants	Other income, net	(1.5)	(2.8)	(1.0)	(6.3)
At June 30, 2023 and September 30, 2022, the Company had pledged collateral of $17.3 and $2.8, respectively, related to its commodity and energy contracts. These amounts are classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 14 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	June 30, 2023			September 30, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$13.6	$13.6	$—	$12.0	$12.0	$—
Derivative assets	20.1	—	20.1	32.9	—	32.9
Equity securities	0.7	0.7	—	32.1	32.1	—
Investment in BellRing	—	—	—	94.8	94.8	—
	$34.4	$14.3	$20.1	$171.8	$138.9	$32.9
Liabilities:
Deferred compensation liabilities	$37.4	$—	$37.4	$33.7	$—	$33.7
Derivative liabilities	23.9	—	23.9	75.0	1.0	74.0
	$61.3	$—	$61.3	$108.7	$1.0	$107.7
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
As of September 30, 2022, the PHPC Warrants were valued using the market approach based on quoted prices and were categorized as Level 1. The fair value of the PHPC Warrants was zero as of June 30, 2023, as the PHPC Warrants had expired worthless in connection with the PHPC Redemption and PHPC’s subsequent dissolution. For additional information on the PHPC Warrants, see Notes 4 and 13.
Equity Securities and Investment in BellRing
The Company uses the market approach to measure the fair value of its equity securities. The Investment in BellRing represented the Company’s 3.4% equity interest in BellRing as of September 30, 2022, which was measured at its fair value of $94.8 based on the trading value of the BellRing Common Stock on September 30, 2022. As of June 30, 2023, the Company did not hold an equity interest in BellRing.
Other Fair Value Measurements
Investments held in trust held prior to the PHPC Redemption were invested in a fund consisting entirely of U.S. treasury securities. The fund was valued at net asset value per share, and as such, in accordance with ASC Topic 820, the investments were not classified in the fair value hierarchy. Investments held in trust were reported at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2022. In connection with the PHPC Redemption, the investments held in trust were liquidated and the proceeds were disbursed to PHPC’s public stockholders, including $40.9 to the Company, during the third quarter of fiscal 2023. For additional information, see Note 4.
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond as of June 30, 2023 and September 30, 2022 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding outstanding borrowings under the municipal bond (which are also categorized as Level 2), was $5,723.1 and $5,171.0 as of June 30, 2023 and September 30, 2022, respectively, which included $583.7 and $566.1 related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis using Level 3 inputs.
NOTE 15 — LONG-TERM DEBT
Long-term debt as of the dates indicated consisted of the following:

	June 30, 2023	September 30, 2022
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	1,129.3	1,270.5
4.625% senior notes maturing April 2030	1,452.9	1,482.2
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	940.9	940.9
5.75% senior notes maturing March 2027	459.3	459.3
Fourth Incremental Term Loan	400.0	—
Municipal bond	5.3	6.4
	$6,197.7	$5,969.3
Less: Current portion of long-term debt	1.1	1.1
Debt issuance costs, net	45.0	50.1
Plus: Unamortized premium, net	34.5	38.5
Total long-term debt	$6,186.1	$5,956.6
Debt Transactions in Connection with BellRing
On March 8, 2022, the Company entered into a Joinder Agreement No. 1 (the “First Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions constituting the Funding Incremental Term Loan Lenders (as defined in the First Joinder Agreement, referred to herein as the “First Funding Incremental Term Loan Lenders”), Barclays Bank PLC, as administrative agent, and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent. The First Joinder Agreement provided for an incremental term loan (the “First Incremental Term Loan”) of $840.0 under the Company’s Credit Agreement (as defined below), which the Company borrowed in full on March 8, 2022. The First Joinder Agreement permitted the Company to repay the First Incremental Term Loan, in whole or in part, in cash or, with the prior written consent of the First Funding Incremental Term Loan Lenders, in lieu of cash, to exchange its obligations under the First Incremental Term Loan with the First Funding Incremental Term Loan Lenders for the BellRing Notes.
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
As of both June 30, 2023 and September 30, 2022, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes. The Company evaluated the terms of the 2.50% convertible senior notes and concluded there were no embedded features that required separate bifurcation under ASC Topic 815. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both June 30, 2023 and September 30, 2022.
As of June 30, 2023 and September 30, 2022, the net carrying value of the 2.50% convertible senior notes was $561.7 and $559.5, respectively, which included $13.3 and $15.5, respectively, of unamortized debt issuance costs.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by the First Joinder Agreement, the Second Joinder Agreement, the Third Joinder Agreement and the Fourth Joinder Agreement (as defined below), restated or amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0.
As of both June 30, 2023 and September 30, 2022, the Revolving Credit Facility had outstanding letters of credit of $19.7, which reduced the available borrowing capacity to $730.3. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
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
The Credit Agreement permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and authorizes the release of liens on) the assets of, and the equity interests in, such unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors under the Credit Agreement. The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries and PHPC Sponsor) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
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
Fourth Incremental Term Loan
On April 26, 2023, the Company entered into a Joinder Agreement No. 4 (the “Fourth Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions party to the Fourth Joinder Agreement as lenders (the “Fourth Incremental Term Loan Lenders”) and Barclays Bank PLC, as the administrative agent. The Fourth Joinder Agreement provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 under the Credit Agreement, which the Company borrowed in full on April 26, 2023. The Company incurred $1.9 of debt issuance costs in connection with the Fourth Incremental Term Loan.
Interest on the Fourth Incremental Term Loan accrues, at the Company’s option, at the base rate (as defined in the Credit Agreement) plus 1.25% per annum or the adjusted term SOFR rate (as defined in the Credit Agreement) plus 2.25% per annum. Interest is payable quarterly for loans bearing interest based upon the base rate and either monthly or every three months (depending on the applicable interest period) for loans bearing interest based upon the adjusted term SOFR rate. The maturity date for the Fourth Incremental Term Loan is April 26, 2026. The Company may prepay the Fourth Incremental Term Loan in whole or in part, without premium or penalty (subject to reimbursement of the Fourth Incremental Term Loan Lenders’ breakage costs under certain circumstances). The Fourth Joinder Agreement also contains mandatory prepayment provisions, including provisions for prepayment (a) from the net cash proceeds of certain debt incurrences, (b) of 50% of consolidated excess cash flow (as defined in the Credit Agreement) for fiscal years beginning with the fiscal year ending September 30, 2024, which percentage will be reduced (to 25% or to 0%) if the Company’s secured net leverage ratio (as defined in the Credit Agreement) is less than or equal to specified thresholds at the end of such fiscal year and (c) from the net cash proceeds of certain asset dispositions in excess of a specified threshold to the extent that the Company has not reinvested such proceeds in its business within a period of time described in the Fourth Joinder Agreement. The mandatory prepayments also are subject to certain adjustments and credits described in the Fourth Joinder Agreement.
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

			(Gain) Loss on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Principal Amount Exchanged	Debt Discounts (Received)/ Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premiums
Three Months Ended June 30, 2023
4.50% senior notes	$20.7	$—	$(3.0)	$0.1	$—
4.625% senior notes	29.3	—	(3.4)	0.2	(0.3)
Total	$50.0	$—	$(6.4)	$0.3	$(0.3)

Three Months Ended June 30, 2022
4.50% senior notes	$58.9	$—	$(9.4)	$0.5	$—
5.50% senior notes	15.0	—	(1.2)	0.1	(0.2)
Total	$73.9	$—	$(10.6)	$0.6	$(0.2)

Nine Months Ended June 30, 2023
4.50% senior notes	$141.2	$—	$(19.9)	$1.1	$—
4.625% senior notes	29.3	—	(3.4)	0.2	(0.3)
Municipal bond	1.1	—	—	—	—
Third Incremental Term Loan	30.1	99.9	—	1.1	—
Total	$201.7	$99.9	$(23.3)	$2.4	$(0.3)

Nine Months Ended June 30, 2022
5.75% senior notes	$840.0	$—	$24.1	$5.0	$(13.3)
4.50% senior notes	58.9	—	(9.4)	0.5	—
5.50% senior notes	15.0	—	(1.2)	0.1	(0.2)
Municipal bond	1.1	—	—	—	—
First Incremental Term Loan	—	840.0	—	3.5	—
Total	$915.0	$840.0	$13.5	$9.1	$(13.5)
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. In addition to the foregoing, under the terms of the Fourth Joinder Agreement, so long as any principal or accrued interest remains outstanding with respect to the Fourth Incremental Term Loan, the Company is required to comply with financial covenants consisting of the foregoing secured net leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00 measured as of the last day of each fiscal quarter. As of June 30, 2023, the Company was in compliance with the financial covenants.
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
Resolution of this matter: (i) In December 2016, MFI settled all claims asserted against it by the direct purchaser class for a payment of $75.0, which was approved by the district court in December 2017; (ii) in January 2017, MFI settled all claims asserted against it by opt-out plaintiffs related to shell egg purchases on confidential terms; (iii) in June 2018, MFI settled all claims asserted against it by indirect purchaser plaintiffs on confidential terms; (iv) between June 2019 and September 2019, MFI individually settled on confidential terms egg product opt-out claims asserted against it by four separate opt-out plaintiffs; and (v) in September 2022, MFI settled the remaining pending claims for this matter, which had sought damages based on purchases of egg products by three opt-out plaintiffs, on confidential terms.
MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI. During the year ended September 30, 2022, the Company expensed $13.8 related to the September 2022 settlement. No expense was recorded in the Condensed Consolidated Statements of Operations related to these matters during the three or nine months ended June 30, 2023 or 2022. The Company had no accrual related to this matter as of June 30, 2023 or September 30, 2022, as the September 2022 settlement was paid prior to fiscal 2022 year end. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for federal income tax purposes.
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

	North America
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service cost	$0.6	$1.1	$1.7	$3.3
Interest cost	1.3	0.9	3.9	2.6
Expected return on plan assets	(1.9)	(1.8)	(5.7)	(5.3)
Recognized net actuarial loss (gain)	—	0.4	(0.1)	1.2
Recognized prior service cost	—	0.1	0.1	0.1
Net periodic benefit cost (income)	$—	$0.7	$(0.1)	$1.9

	Other International
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$6.0	$3.9	$17.3	$12.2
Expected return on plan assets	(7.9)	(6.1)	(22.9)	(19.2)
Recognized net actuarial loss	—	—	0.1	—
Recognized prior service cost	0.1	0.1	0.3	0.3
Net periodic benefit income	$(1.8)	$(2.1)	$(5.2)	$(6.7)
The following table presents the components of net periodic benefit income for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit income were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.6	0.4	1.9	1.2
Recognized net actuarial (gain) loss	(0.1)	0.2	(0.4)	0.5
Recognized prior service credit	(1.2)	(1.2)	(3.5)	(3.5)
Net periodic benefit income	$(0.6)	$(0.5)	$(1.8)	$(1.5)
NOTE 18 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Shares repurchased (in millions)	1.9	1.9	2.9	3.8
Average price per share (a)	$86.64	$76.43	$86.91	$89.94
Total share repurchase costs (b)	$166.8	$145.8	$250.5	$339.0
(a)Average price per share excludes broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 excluded $8.1 of repurchases of common stock that were accrued in the third quarter of fiscal 2023 but did not settle until July 2023. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 included $4.0 of repurchases of common stock that were accrued in fiscal 2021 but did not settle until fiscal 2022.

On April 28, 2023, the Company completed the Pet Food acquisition (see Note 5). The purchase price included the issuance of 5.4 million shares of Post common stock to Smucker. The shares of Post common stock were valued based on the price of Post’s common stock for total stock consideration of approximately $492.3. The Company did not receive any cash proceeds from the issuance of the shares of Post common stock to Smucker.
NOTE 19 — SEGMENTS
At June 30, 2023, the Company managed and reported operating results through the following four reportable segments:
•Post Consumer Brands: North American RTE cereal, pet food and nut butters;
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
Amounts reported for Corporate in the table below include any amounts attributable to PHPC prior to the PHPC Redemption (see Note 4).
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Sales
Post Consumer Brands	$871.3	$574.7	$2,025.1	$1,655.1
Weetabix	134.2	124.9	377.2	360.5
Foodservice	622.7	579.0	1,856.4	1,469.5
Refrigerated Retail	230.7	246.4	786.4	787.4
Eliminations and Corporate	0.5	(0.1)	0.5	(0.4)
Total	$1,859.4	$1,524.9	$5,045.6	$4,272.1
Segment Profit
Post Consumer Brands	$83.0	$81.8	$237.8	$232.6
Weetabix	17.9	27.8	58.8	81.8
Foodservice	107.7	45.9	264.9	81.0
Refrigerated Retail	18.0	10.4	57.2	41.0
Total segment profit	226.6	165.9	618.7	436.4
General corporate expenses and other	52.3	47.6	145.0	138.7
Interest expense, net	72.7	75.6	202.4	245.6
(Gain) loss on extinguishment of debt, net	(6.4)	(10.2)	(21.2)	9.1
Income on swaps, net	(17.1)	(131.6)	(20.4)	(222.9)
Gain on investment in BellRing	—	(35.1)	(5.1)	(482.8)
Earnings before income taxes and equity method loss	$125.1	$219.6	$318.0	$748.7
Net sales by product
Cereal	$700.8	$657.8	$2,028.5	$1,936.5
Eggs and egg products	591.1	560.6	1,769.2	1,420.7
Side dishes (including potato products)	171.0	158.2	561.0	489.3
Pet food	275.3	—	275.3	—
Cheese and dairy	42.9	51.0	143.9	164.6

Sausage	35.5	38.8	127.8	131.2
Nut butters	20.0	35.5	74.9	72.5
Protein-based products	9.4	6.2	23.6	6.2
Other	13.4	16.9	42.2	51.9
Eliminations	—	(0.1)	(0.8)	(0.8)
Total	$1,859.4	$1,524.9	$5,045.6	$4,272.1
Depreciation and amortization
Post Consumer Brands	$44.1	$33.3	$109.2	$101.0
Weetabix	9.2	8.9	26.6	27.8
Foodservice	31.8	31.8	95.5	95.3
Refrigerated Retail	19.1	19.0	57.4	58.7
Total segment depreciation and amortization	104.2	93.0	288.7	282.8
Corporate	2.3	0.8	4.6	2.7
Total	$106.5	$93.8	$293.3	$285.5

Assets			June 30, 2023	September 30, 2022
Post Consumer Brands			$4,789.3	$3,529.1
Weetabix			1,817.1	1,591.3
Foodservice and Refrigerated Retail			4,928.7	5,022.7
Corporate			351.8	1,164.9
Total assets			$11,886.9	$11,308.0

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
At June 30, 2023, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal, pet food and nut butters;
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based shakes;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
Transactions
Post Holdings Partnering Corporation
In May and June of 2021, we and Post Holdings Partnering Corporation, a special purpose acquisition company (“PHPC”), consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units” and such transaction, the “PHPC IPO”), of which PHPC Sponsor, LLC, our wholly-owned subsidiary (“PHPC Sponsor”), purchased 4.0 million PHPC Units. Each PHPC Unit consisted of one share of Series A common stock of PHPC, $0.0001 par value per share (“PHPC Series A Common Stock”), and one-third of one redeemable warrant of PHPC; each whole warrant entitled the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0 million. Under the terms of the PHPC IPO, PHPC was required to consummate a partnering transaction by May 28, 2023, which could have been extended to August 28, 2023 in certain circumstances (the “Combination Period”).
Substantially concurrently with the closing of the PHPC IPO, PHPC completed the private sale of 1.1 million units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, generating proceeds to PHPC of $10.9 million (the “PHPC Private Placement”). Each PHPC Private Placement Unit consisted of one share of PHPC Series A Common Stock and one-third of one redeemable warrant of PHPC; each whole warrant entitled the holder thereof to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Private Placement Warrants”).
In addition, we, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC, $0.0001 par value per share (the “PHPC Series F Common Stock”), had certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s certificate of incorporation.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9 million, of which $10.7 million were deferred underwriting commissions that would have become payable to the underwriters solely in the event that PHPC completed a partnering transaction and were included in “Other current liabilities” on the Condensed Consolidated Balance Sheets at September 30, 2022.
Proceeds of $345.0 million were deposited in a trust account established for the benefit of PHPC’s public stockholders, which consisted of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0 million, which represented the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, was required by the underwriting agreement to be maintained in the trust account. These proceeds were invested only in U.S. treasury securities. At September 30, 2022, there was $346.8 million held in the trust account, which was included in “Investments held in trust” on the Condensed Consolidated Balance Sheets.
The public stockholders’ ownership of PHPC equity represented a noncontrolling interest (“NCI”) to us, which was classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock was redeemable at the option of the public stockholders in certain circumstances. As of September 30, 2022, the carrying amount of the redeemable NCI was recorded at its redemption value of $306.6 million on the Condensed Consolidated Balance Sheets.
On May 11, 2023, PHPC announced that it would not complete a partnering transaction within the Combination Period and that the entity would liquidate and dissolve in accordance with the terms of its amended and restated certificate of incorporation. Subsequent to the decision to liquidate and dissolve, PHPC completed certain winding-up activities, which included writing-off the deferred underwriting commissions as the underwriters agreed to waive their rights to these amounts should a partnering transaction not occur. We recorded a $10.7 million gain in connection with this write-off, which was recorded in “Other income, net” on the Condensed Consolidated Statements of Operations during both the three and nine months ended June 30, 2023.
On May 28, 2023, the PHPC Warrants and the PHPC Private Placement Warrants expired worthless, as PHPC had not completed a partnering transaction before the expiration of the Combination Period.
On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. In connection with the PHPC Redemption:
•$353.4 million of funds held in the trust account immediately prior to the PHPC Redemption were distributed to redeem all of the outstanding shares of PHPC Series A Common Stock, which reduced “Investments held in trust” on the Condensed Consolidated Balance Sheets to zero as of June 30, 2023. We received $40.9 million from the PHPC Redemption related to our ownership of 4.0 million shares of PHPC Series A Common Stock; and
•redeemable NCI of $312.5 million immediately prior to the PHPC Redemption was reduced to zero on the Condensed Consolidated Balance Sheets as of June 30, 2023.
Subsequent to the PHPC Redemption, PHPC was delisted from the New York Stock Exchange and dissolved in June 2023, and all classes of shares of PHPC equity were cancelled, including the PHPC Private Placement Units and the shares of PHPC Series F Common Stock, which were surrendered by PHPC Sponsor for no consideration.
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
On November 25, 2022, we transferred the remaining 4.6 million shares of our Investment in BellRing to repay certain outstanding debt obligations as part of the Second Debt-for-Equity Exchange (as defined in “Liquidity and Capital Resources” within this section). We had no ownership of BellRing Common Stock as of June 30, 2023.
We incurred separation-related expenses related to the BellRing Spin-off and subsequent divestment of our Investment in BellRing of zero and $0.1 million during the three and nine months ended June 30, 2023, respectively, and $0.4 million and $28.8 million during the three and nine months ended June 30, 2022, respectively. These expenses generally included third party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
For additional information on the BellRing Spin-off and the transactions to subsequently divest of our Investment in BellRing, refer to Notes 3, 4 and 15 within “Notes to Condensed Consolidated Financial Statements.”
Acquisitions
On April 28, 2023, we completed our acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and certain manufacturing and distribution facilities (collectively, “Pet Food”), which is reported in our Post Consumer Brands segment. In connection with the Pet Food acquisition, we entered into a Transition Services Agreement with Smucker (the “TSA”) pursuant to which Smucker provides certain Pet Food support services to us for a transition period of 18 months (or up to 24 months at our election) following the close of the acquisition (the “TSA Period”) based on the terms set forth in the TSA. Pet Food receivables and payables are settled between us and Smucker monthly on a net basis per the terms of the TSA.
We completed the Lacka Foods Limited (“Lacka Foods”) acquisition on April 5, 2022, which is reported in our Weetabix segment.
For additional information on these acquisitions, refer to Note 5 within “Notes to Condensed Consolidated Financial Statements.”
Divestitures
We completed the sale of the Willamette Egg Farms business (the “WEF Transaction”) on December 1, 2021. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in our Refrigerated Retail segment.
Market Trends
Supply Chain
Events such as the COVID-19 pandemic have resulted in certain ongoing impacts to the global economy, including market disruptions, supply chain challenges and inflationary pressures. During fiscal 2023, labor shortages and input availability have continued to pressure our supply chain. Raw material and packaging inflation has been widespread, rapid and significant and has put downward pressure on our profit margins. We have largely mitigated these impacts through pricing actions across all segments, cost savings measures and hedging programs. We expect inflationary pressures to continue throughout the remainder of fiscal 2023. These trends could have a materially adverse impact on our businesses in the future if inflation rates significantly exceed our ability to continue to achieve price increases or cost savings or if such price increases impact demand for our products.
Currency
Certain sales and costs of our foreign operations are denominated in currencies other than our functional currency, primarily Pounds Sterling and Canadian Dollars. Consequently, profits from these operations are impacted by fluctuations in the value of these currencies relative to the U.S. Dollar. We incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars. Our results of operations may be impacted by the translation of the results of operations of our foreign operations into U.S. Dollars. The exchange rates used to translate our foreign sales into U.S. Dollars negatively affected net sales by less than 1% during the three and nine months ended June 30, 2023 and did not have a material impact to our operating profit or net earnings during the three and nine months ended June 30, 2023.

Conflict in Ukraine
The ongoing conflict in Ukraine and the subsequent economic sanctions imposed by some countries have had, and may continue to have, an adverse impact on fuel, transportation and commodity costs and may cause supply and demand disruptions in the markets we serve, including Europe. While we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers or suppliers in those countries, our businesses and operations have been negatively impacted by increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain raw materials and other commodities, and declarations of force majeure by certain suppliers during fiscal 2022. We expect certain energy costs and raw material costs to remain elevated through the end of fiscal 2023 as a result of the ongoing conflict. To date, the economic sanctions imposed on Russian businesses have not had a direct impact on our procurement of energy and raw materials, however, there can be no assurance that additional sanctions will not be implemented. If our energy and raw materials purchases are directly impacted by sanctions, we may incur additional costs to procure such commodities. Our ability to procure energy and raw materials in the quantities necessary for the normal operations of our business may be limited.
Avian Influenza
During fiscal 2022 and continuing into early fiscal 2023, our Foodservice and Refrigerated Retail segments were impacted by outbreaks of avian influenza. As a result of avian influenza, we incurred increased costs related to production inefficiencies, egg supply constraints and higher market-based egg prices due to the decreased availability of eggs on the open market. We mitigated these increased costs through the management of volume needs with customers and pricing actions to cover the higher cost structure.
RESULTS OF OPERATIONS

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$1,859.4	$1,524.9	$334.5	22%	$5,045.6	$4,272.1	$773.5	18%

Operating Profit	$158.3	$105.5	$52.8	50%	$445.9	$283.7	$162.2	57%
Interest expense, net	72.7	75.6	2.9	4%	202.4	245.6	43.2	18%
(Gain) loss on extinguishment of debt, net	(6.4)	(10.2)	(3.8)	(37)%	(21.2)	9.1	30.3	333%
Income on swaps, net	(17.1)	(131.6)	(114.5)	(87)%	(20.4)	(222.9)	(202.5)	(91)%
Gain on investment in BellRing	—	(35.1)	(35.1)	(100)%	(5.1)	(482.8)	(477.7)	(99)%
Other income, net	(16.0)	(12.8)	3.2	25%	(27.8)	(14.0)	13.8	99%
Income tax expense	26.8	35.0	8.2	23%	70.4	43.3	(27.1)	(63)%
Equity method loss, net of tax	—	12.0	12.0	100%	0.2	49.3	49.1	100%
Less: Net earnings attributable to noncontrolling interests from continuing operations	8.7	2.4	(6.3)	(263)%	11.8	5.0	(6.8)	(136)%
Net earnings from discontinued operations, net of tax and noncontrolling interest	—	—	—	n/a	—	21.6	(21.6)	(100)%
Net Earnings	$89.6	$170.2	$(80.6)	(47)%	$235.6	$672.7	$(437.1)	(65)%
Net Sales
Net sales increased $334.5 million, or 22%, during the three months ended June 30, 2023, compared to the prior year period, as a result of higher net sales in our Post Consumer Brands, Foodservice and Weetabix segments, partially offset by lower net sales in our Refrigerated Retail segment.
Net sales increased $773.5 million, or 18%, during the nine months ended June 30, 2023, compared to the prior year period, as a result of higher net sales in our Foodservice, Post Consumer Brands and Weetabix segments.
For further discussion, refer to “Segment Results” within this section.

Operating Profit
Operating profit increased $52.8 million, or 50%, during the three months ended June 30, 2023, compared to the prior year period, driven by higher segment profit within our Foodservice segment, as well as increases within our Refrigerated Retail and Post Consumer Brands segments, partially offset by lower segment profit within our Weetabix segment and higher general corporate expenses.
Operating profit increased $162.2 million, or 57%, during the nine months ended June 30, 2023, compared to the prior year period, driven by higher segment profit within our Foodservice segment, as well as increases within our Refrigerated Retail and Post Consumer Brands segments, partially offset by lower segment profit within our Weetabix segment and higher general corporate expenses.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net decreased $2.9 million, or 4%, during the three months ended June 30, 2023, compared to the prior year period, primarily driven by increased interest income on our investments held in trust prior to the PHPC Redemption. Our weighted-average interest rate on our total outstanding debt was 5.0% for both the three months ended June 30, 2023 and 2022.
Interest expense, net decreased $43.2 million, or 18%, during the nine months ended June 30, 2023, compared to the prior year period. The decrease was driven by lower average outstanding principal amounts of debt, increased interest income on our investments held in trust prior to the PHPC Redemption and a lower weighted-average interest rate compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 4.9% and 5.1% for the nine months ended June 30, 2023 and 2022, respectively.
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
(Gain) Loss on Extinguishment of Debt, Net
Fiscal 2023
During the three months ended June 30, 2023, we recognized a net gain of $6.4 million related to the partial repurchase of our 4.50% and 4.625% senior notes. This net gain included debt discounts received of $6.4 million and the write-off of unamortized premiums of $0.3 million, partially offset by the write-off of debt issuance costs of $0.3 million.
During the nine months ended June 30, 2023, we recognized a net gain of $21.2 million primarily related to the partial repurchase of our 4.50% and 4.625% senior notes. The net gain included debt discounts received of $23.3 million and the write-off of unamortized premiums of $0.3 million, partially offset by the write-off of debt issuance costs of $1.3 million related to our 4.50% and 4.625% senior notes and $1.1 million related to our Third Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section).
Fiscal 2022
During the three months ended June 30, 2022, we recognized a net gain of $10.2 million primarily related to the partial repurchase of our 4.50% and 5.50% senior notes. This net gain included debt discounts received of $10.6 million and the write-off of unamortized premiums of $0.2 million, partially offset by the write-off of debt issuance costs of $0.6 million.
During the nine months ended June 30, 2022, we recognized a net loss of $9.1 million primarily related to the partial redemption of our 5.75% senior notes and partial repurchase of our 4.50% senior notes and 5.50% senior notes. This loss included debt premiums, net paid of $13.5 million, the write-off of debt issuance costs of $5.6 million related to our senior notes and $3.5 million related to our First Incremental Term Loan (as defined in Note 15 within “Notes to Condensed Consolidated Financial Statements”), partially offset by the write-off of unamortized premiums of $13.5 million.
For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Income on Swaps, Net
During the three and nine months ended June 30, 2023, we recognized income on swaps, net of $17.1 million and $20.4 million, respectively, related to mark-to-market adjustments on our interest rate swaps.
During the three and nine months ended June 30, 2022, we recognized income on swaps, net of $131.6 million and $222.9 million, respectively, related to mark-to-market adjustments on our interest rate swaps.
For additional information on our interest rate swap contracts and exposure to risk related to interest rate swaps, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk,” respectively.

Gain on Investment in BellRing
We recorded a gain related to our Investment in BellRing of $5.1 million during the nine months ended June 30, 2023 and $35.1 million and $482.8 million during the three and nine months ended June 30, 2022, respectively. There was no gain or loss recorded related to our Investment in BellRing during the three months ended June 30, 2023 as we completed the final divestment of our remaining Investment in BellRing during the first quarter of fiscal 2023.
For additional information on our Investment in BellRing, refer to Notes 3, 4 and 14 within “Notes to Condensed Consolidated Financial Statements.”
Income Tax Expense
The effective income tax rate was 21.4% and 22.1% for the three and nine months ended June 30, 2023, respectively, and 15.9% and 5.8% for the three and nine months ended June 30, 2022, respectively. In accordance with Accounting Standards Codification Topic 740, “Income Taxes,” we record income taxes for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods.
In the three and nine months ended June 30, 2022, the effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $35.1 million and $482.8 million, respectively, non-cash mark-to-market adjustment on our Investment in BellRing, which was divested in a manner intended to qualify as tax-free for U.S. federal income tax purposes, and (ii) $2.9 million and $12.1 million, respectively, of discrete income tax benefit items related to our equity method loss attributable to 8th Avenue Food & Provisions, Inc. (“8th Avenue”).
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
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Due to the level of integration of Pet Food within the Post Consumer Brands segment, it is impracticable to separately present Pet Food segment profit within the analysis below.
Post Consumer Brands

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$871.3	$574.7	$296.6	52%	$2,025.1	$1,655.1	$370.0	22%
Segment Profit	$83.0	$81.8	$1.2	1%	$237.8	$232.6	$5.2	2%
Segment Profit Margin	10%	14%			12%	14%
Net sales for the Post Consumer Brands segment increased $296.6 million, or 52%, for the three months ended June 30, 2023, when compared to the prior year period. The increase in net sales was primarily due to two months of Pet Food net sales of $275.3 million. The remaining increase was driven by higher average net selling prices as a result of pricing increases to mitigate inflation. Excluding Pet Food, pricing increases were partially offset by a volume decline of 6% driven by the lapping of prior year temporary nut butters volume increases related to competitor out-of-stocks. Additionally, net sales were negatively impacted by unfavorable product mix as branded cereal volumes declined, partially offset by increased private label cereal volumes.
Net sales for the Post Consumer Brands segment increased $370.0 million, or 22%, for the nine months ended June 30, 2023, when compared to the prior year period. The increase in net sales was primarily due to two months of Pet Food net sales of $275.3 million. The remaining increase was driven by higher average net selling prices as a result of pricing increases to mitigate inflation. Excluding Pet Food, pricing increases were partially offset by a volume decline of 4% and unfavorable product mix as branded cereal volumes declined, partially offset by increased private label cereal volumes.
Segment profit for the three months ended June 30, 2023 increased $1.2 million, or 1%, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, partially offset by higher product costs. The increase in product costs was primarily driven by two months of product costs attributable to Pet Food of $215.5 million, raw material inflation of $30.2 million and higher manufacturing costs of $28.9 million, partially offset by lower freight costs of $11.9 million. In addition, integration costs and employee-related expenses increased compared to the prior year period, primarily due to two months of Pet Food expenses.
Segment profit for the nine months ended June 30, 2023 increased $5.2 million, or 2%, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, partially offset by higher product costs. The increase in product costs was primarily driven by two months of product costs attributable to Pet Food of $215.5 million, raw material inflation of $97.2 million and higher manufacturing costs of $49.9 million, partially offset by lower freight costs of $16.4 million. In addition, integration costs and employee-related expenses increased compared to the prior year period, primarily due to two months of Pet Food expenses.
Weetabix

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$134.2	$124.9	$9.3	7%	$377.2	$360.5	$16.7	5%
Segment Profit	$17.9	$27.8	$(9.9)	(36)%	$58.8	$81.8	$(23.0)	(28)%
Segment Profit Margin	13%	22%			16%	23%
Net sales for the Weetabix segment increased $9.3 million, or 7%, for the three months ended June 30, 2023, when compared to the prior year period. Excluding the impact of unfavorable foreign exchange rates, net sales increased $9.9 million, or 8%, on 5% lower volumes. The increase in net sales was driven by higher average net selling prices primarily due to list price increases, partially offset by a shift in product mix towards private label products. Volumes declined 5% driven by volume decreases in branded products, partially offset by increases in private label products.
Net sales for the Weetabix segment increased $16.7 million, or 5%, for the nine months ended June 30, 2023, when compared to the prior year period. Excluding the impact of unfavorable foreign exchange rates and six incremental months of net sales of $14.2 million attributable to our prior year acquisition of Lacka Foods, net sales increased $33.1 million, or 9%, on 3% lower volumes. The increase in net sales was driven by higher average net selling prices primarily due to list price increases, partially offset by a shift in product mix towards private label products. Volumes declined 3% driven by volume decreases in branded products, partially offset by increases in private label products.
Segment profit for the three months ended June 30, 2023 decreased $9.9 million, or 36%, when compared to the prior year period. Excluding the impact of unfavorable foreign currency exchange rates, segment profit decreased $9.8 million, or 35%. This decrease was primarily driven by raw material inflation of $10.6 million and higher manufacturing costs of $4.4 million, partially offset by higher net sales, as previously discussed.
Segment profit for the nine months ended June 30, 2023 decreased $23.0 million, or 28%, when compared to the prior year period. Excluding the impact of unfavorable foreign currency exchange rates, segment profit decreased $18.0 million, or 22%. This decrease was primarily driven by raw material inflation of $26.2 million and higher manufacturing costs of $10.6 million, partially offset by higher net sales, as previously discussed.
Foodservice

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$622.7	$579.0	$43.7	8%	$1,856.4	$1,469.5	$386.9	26%
Segment Profit	$107.7	$45.9	$61.8	135%	$264.9	$81.0	$183.9	227%
Segment Profit Margin	17%	8%			14%	6%
Net sales for the Foodservice segment increased $43.7 million, or 8%, for the three months ended June 30, 2023, when compared to the prior year period. The increase in net sales was primarily driven by higher average net selling prices during the current year period and volume increases. Egg product sales were up $34.9 million, or 7%, with volume up 2%, driven by price increases taken to mitigate cost inflation as well as the timing of the pass-through of increased grain and egg market prices. Egg volumes increased primarily due to distribution gains in the foodservice channel. Sales of side dishes were up $12.5 million, or 24%, with volume up 7%, driven by price increases taken to mitigate inflation and volume increases as a result of distribution gains. Sales of other products were down $3.7 million.
Net sales for the Foodservice segment increased $386.9 million, or 26%, for the nine months ended June 30, 2023, when compared to the prior year period. The increase in net sales was primarily driven by higher average net selling prices during the current year period and the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year period. Egg product sales were up $349.9 million, or 27%, with volume up 6%, driven by price increases taken to mitigate cost inflation as well as the pass-through of increased grain and egg market prices. Egg volumes increased due to distribution gains in the foodservice channel, partially offset by lower food ingredient volume. Sales of side dishes were up $48.0 million, or 32%, with volume up 9%, driven by price increases taken to mitigate inflation and volume increases as a result of distribution gains. Sales of other products were down $11.0 million.
Segment profit for the three months ended June 30, 2023 increased $61.8 million, or 135%, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, lower freight costs of $10.0 million and lower raw material costs of $6.3 million, primarily due to favorable grain and egg market prices. These positive impacts were partially offset by higher potato raw material costs.
Segment profit for the nine months ended June 30, 2023 increased $183.9 million, or 227%, when compared to the prior year period, driven by higher net sales, as previously discussed, and lower freight costs of $23.7 million. These positive impacts were partially offset by raw material inflation of $192.0 million, primarily driven by higher egg raw material costs due to unfavorable grain and egg market prices and higher potato raw material costs.
Refrigerated Retail

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net Sales	$230.7	$246.4	$(15.7)	(6)%	$786.4	$787.4	$(1.0)	—%
Segment Profit	$18.0	$10.4	$7.6	73%	$57.2	$41.0	$16.2	40%
Segment Profit Margin	8%	4%			7%	5%
Net sales for the Refrigerated Retail segment decreased $15.7 million, or 6%, for the three months ended June 30, 2023, when compared to the prior year period, driven by 11% lower volumes primarily due to price elasticities and a shift towards private label products. Average net selling prices were higher during the period due to price increases taken to mitigate input cost inflation, partially offset by increased promotional spending. Egg product sales declined $4.4 million, or 9%, on 12% lower volumes, and were incrementally impacted by avian influenza-related supply constraints. Sausage sales declined $1.9 million, or 5%, with volume down 5%. Cheese and other dairy product sales were down $8.0 million, or 16%, with volume down 16%, and were incrementally impacted by distribution losses. Sales of side dishes increased $0.2 million, or less than 1%, on 10% lower volumes. Sales of other products were down $1.6 million.
Net sales for the Refrigerated Retail segment decreased $1.0 million, or less than 1%, for the nine months ended June 30, 2023, when compared to the prior year period. Net sales for the nine months ended June 30, 2023 were impacted by the absence of net sales as a result of the WEF Transaction. Excluding this impact, net sales increased $6.1 million, or 1%, driven by higher average net selling prices primarily due to price increases taken to mitigate input cost inflation, partially offset by increased promotional spending. This positive impact was partially offset by 7% lower volumes primarily due to price elasticities and a shift towards private label products. Sales of side dishes increased $23.8 million, or 7%, with volume down 3%. Egg product sales were up $5.7 million, or 4%, on 11% lower volumes, and were incrementally impacted by avian influenza-related supply constraints. Sausage sales increased $1.2 million, or 1%, with volume down 1%. Cheese and other dairy product sales were down $20.7 million, or 13%, with volume down 20%, and were incrementally impacted by distribution losses. Sales of other products were down $3.9 million.
Segment profit for the three months ended June 30, 2023 increased $7.6 million, or 73%, when compared to the prior year period, driven by higher average net selling prices, as previously discussed, lower manufacturing costs of $7.2 million and lower freight costs of $1.5 million. These positive impacts were partially offset by raw material inflation of $1.0 million, lower net sales volume, as previously discussed, and increased advertising and consumer spending of $3.9 million.
Segment profit for the nine months ended June 30, 2023 increased $16.2 million, or 40%, when compared to the prior year period, driven by higher average net selling prices, as previously discussed, and lower freight costs of $6.7 million. These positive impacts were partially offset by raw material inflation of $23.2 million, lower net sales volume, as previously discussed, increased advertising and consumer spending of $9.2 million and higher manufacturing costs of $5.1 million.
Other Items
General Corporate Expenses and Other

	Three Months Ended June 30,				Nine Months Ended June 30,
			favorable/(unfavorable)				favorable/(unfavorable)
dollars in millions	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General corporate expenses and other	$52.3	$47.6	$(4.7)	(10)%	$145.0	$138.7	$(6.3)	(5)%
General corporate expenses and other increased $4.7 million, or 10%, for the three months ended June 30, 2023, when compared to the prior year period. The current year period included $3.7 million of restructuring and facility closure costs, including accelerated depreciation, incurred by our Refrigerated Retail and Weetabix segments, and the prior year period included $0.8 million of restructuring and facility closure costs incurred by our Post Consumer Brands and Foodservice segments. Excluding these impacts, general corporate expenses and other increased $1.8 million. This increase was primarily driven by acquisition-related costs of $12.0 million related to Pet Food, decreased net gains related to mark-to-market adjustments on equity securities of $5.7 million and higher employee-related expenses of $5.8 million. These negative impacts were partially offset by a gain related to the write-off of deferred underwriting commissions of $10.7 million, decreased net losses related to mark-to-market adjustments on economic hedges and warrant liabilities of $10.3 million and decreased separation-related expenses of $0.4 million in connection with the BellRing Spin-off.
General corporate expenses and other increased $6.3 million, or 5%, for the nine months ended June 30, 2023, when compared to the prior year period. The current year period included $3.7 million of restructuring and facility closure costs, including accelerated depreciation, incurred by our Refrigerated Retail and Weetabix segments, and the prior year period included $9.3 million of restructuring and facility closure costs incurred by our Post Consumer Brands and Foodservice segments, a loss on sale of business of $6.3 million related to the WEF Transaction and a gain on assets held for sale of $9.8 million related to the sale of equipment in Klingerstown, Pennsylvania within our Foodservice segment. Excluding these impacts, general corporate expenses and other increased $8.4 million. This increase was primarily driven by increased net losses related to mark-to-market adjustments on economic hedges and warrant liabilities of $25.4 million (compared to gains in the prior year period), acquisition-related costs of $16.0 million related to Pet Food and higher employee-related expenses of $14.0 million. These negative impacts were partially offset by decreased separation-related expenses of $28.7 million in connection with the BellRing Spin-off, a gain related to the write-off of deferred underwriting commissions of $10.7 million and increased net gains related to mark-to-market adjustments on equity securities of $9.5 million (compared to losses in the prior year period).
For additional information on the gain related to the write-off of deferred underwriting commissions, loss on sale of business and our assets held for sale, see Notes 4 and 6 within “Notes to Condensed Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the nine months ended June 30, 2023 (for additional information, see Notes 4, 13, 15 and 18 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•entered into a Joinder Agreement No. 4 (the “Fourth Joinder Agreement”), which provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 million under our second amended and restated credit agreement dated March 18, 2020 (the “Credit Agreement”), which we borrowed in full on April 26, 2023;
•issued 5.4 million shares of our common stock to Smucker to fund a portion of the Pet Food acquisition;
•entered into a Joinder Agreement No. 3 (the “Third Joinder Agreement”), which provided for an incremental term loan (the “Third Incremental Term Loan”) of $130.0 million under our Credit Agreement, which we borrowed in full on November 18, 2022;
•transferred our remaining 4.6 million shares of BellRing Common Stock to the lender under the Third Joinder Agreement to repay $99.9 million in aggregate principal amount of the Third Incremental Term Loan (the “Second Debt-for-Equity Exchange”) on November 25, 2022;
•repaid the remaining principal amount of $30.1 million on the Third Incremental Term Loan on November 25, 2022;
•$141.2 million principal value of our 4.50% senior notes repurchased at a discount of $19.9 million;
•$29.3 million principal value of our 4.625% senior notes repurchased at a discount of $3.4 million;

•$43.5 million paid related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements;
•$345.0 million of investments held in the trust account returned in connection with the PHPC Redemption, of which $312.5 million was distributed to PHPC public stockholders; and
•2.9 million shares of our common stock repurchased at an average share price of $86.91 per share and a total cost, including broker’s commissions, of $250.5 million.
The following table presents select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2023	2022
Cash provided by (used in):
Operating activities - continuing operations	$480.5	$219.7
Investing activities - continuing operations	(567.9)	(132.3)
Financing activities - continuing operations	(279.7)	(486.4)
Net cash used in discontinued operations	—	(151.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.8	(5.8)
Net decrease in cash, cash equivalents and restricted cash	$(363.3)	$(556.7)
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, purchase commitments, interest payments, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact meeting our capital needs during or beyond the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
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
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries and PHPC Sponsor) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property.
Our senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries, other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries and PHPC Sponsor. These guarantees are subject to release in certain circumstances.
Our 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing domestic subsidiaries that have guaranteed our other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries under our other senior notes indentures, which include 8th Avenue and its subsidiaries and PHPC Sponsor. If, after the date our 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary guarantees any of our existing senior notes or any other debt securities we may issue in the form of senior unsecured notes or convertible or exchangeable notes, then we must cause such subsidiary to become a guarantor under the 2.50% convertible senior notes as well.

8th Avenue and its subsidiaries and PHPC Sponsor are not obligors or guarantors under our Credit Agreement or senior notes.
Operating Activities - Continuing Operations
Cash provided by operating activities for the nine months ended June 30, 2023 increased $260.8 million compared to the prior year period, primarily driven by favorable changes related to fluctuations in the timing of sales and collections of trade receivables at our Post Consumer Brands and Foodservice segments, lower interest payments of $21.2 million and lower net payments on our interest rate swaps of $14.0 million. These positive impacts were partially offset by unfavorable changes related to fluctuations in the timing of purchases and payments of trade payables at our Post Consumer Brands and Foodservice segments and higher tax payments of $68.3 million.
Investing Activities - Continuing Operations
Nine months ended June 30, 2023
Cash used in investing activities for the nine months ended June 30, 2023 was $567.9 million, primarily driven by net cash payments of $715.2 million related to the Pet Food acquisition and capital expenditures of $201.9 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments. These cash outflows were partially offset by a return of $345.0 million in connection with the PHPC Redemption which had been deposited in a trust account in connection with the PHPC IPO and the PHPC Private Placement.
Nine months ended June 30, 2022
Cash used in investing activities for the nine months ended June 30, 2022 was $132.3 million, primarily driven by capital expenditures of $167.3 million, net cash payments of $24.8 million, primarily related to our acquisition of Lacka Foods, and cash paid related to investments in partnerships of $8.9 million, partially offset by proceeds from the sale of a business and property and assets held for sale of $50.5 million and $17.8 million, respectively. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
Financing Activities - Continuing Operations
Nine months ended June 30, 2023
Cash used in financing activities for the nine months ended June 30, 2023 was $279.7 million. We received proceeds of $400.0 million and $130.0 million from our Fourth Incremental Term Loan and our Third Incremental Term Loan, respectively. The Third Incremental Term Loan was partially repaid through the Second Debt-for-Equity Exchange, and the remaining principal balance of $30.1 million was repaid using cash on hand. In addition, we repaid $170.5 million principal value of our 4.50% and 4.625% senior notes, net of $23.3 million of discounts, and $1.1 million principal value of our municipal bond, which resulted in total net repayments of debt of $178.4 million. We distributed $312.5 million to PHPC public stockholders in connection with the PHPC Redemption. We paid $242.4 million, including broker’s commissions, for the repurchase of shares of our common stock and $43.5 million related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements.
Nine months ended June 30, 2022
Cash used in financing activities for the nine months ended June 30, 2022 was $486.4 million. We paid $550.4 million of cash to BellRing in connection with the BellRing Spin-off, which was partially offset by cash receipts from BellRing of $3.2 million prior to the BellRing Spin-off related to quarterly tax distributions pursuant to BellRing Brands, LLC’s amended and restated limited liability company agreement. We received proceeds of $840.0 million from the First Incremental Term Loan, which were used to repay $840.0 million of principal balance of our 5.75% senior notes. We repaid $73.9 million principal value of our 4.50% senior notes and 5.50% senior notes, net of a $10.6 million discount. These repayments, combined with a principal payment on a municipal bond, resulted in total net repayments in long-term debt of $904.4 million. In connection with the repayment of the 5.75% senior notes (discussed above), we paid $24.1 million in debt premiums. We received proceeds of $500.0 million and a premium of $17.5 million from our additional 5.50% senior notes issuance. We paid $7.4 million in debt issuance costs and deferred financing fees in connection with our additional 5.50% senior notes issuance, the First Incremental Term Loan and the amendment of our Credit Agreement. We paid $343.0 million, including broker’s commissions, for the repurchase of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. In addition to the foregoing, under the terms of the Fourth Joinder Agreement, so long as any principal or accrued interest remains outstanding with respect to the Fourth Incremental Term Loan, we are required to comply with financial covenants consisting of the foregoing secured net leverage ratio and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00 measured as of the last day of each fiscal quarter. As of June 30, 2023, we were in compliance with these financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2022. There have been no significant changes to our critical accounting estimates since September 30, 2022.
RECENTLY ISSUED ACCOUNTING STANDARDS
We considered all new accounting pronouncements and have concluded there are no new pronouncements that had or will have a material impact on our consolidated results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from the forward-looking statements in this report. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•volatility in the cost or availability of inputs to our businesses (including raw materials, energy and other supplies and freight);
•consumer and customer reaction to our pricing actions;
•disruptions or inefficiencies in our supply chain, inflation, labor shortages, public health crises, climatic events, avian influenza and other agricultural diseases and pests, fires and other events beyond our control;
•changes in economic conditions, financial instability, disruptions in capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;
•our high leverage, our ability to obtain additional financing and service our outstanding debt (including covenants restricting the operation of our businesses) and a potential downgrade in our credit ratings;
•business disruption or other losses from political instability, terrorism, war or armed hostilities or geopolitical tensions;
•our ability to hire and retain talented personnel, increases in labor-related costs, employee safety, labor strikes, work stoppages and unionization efforts;
•our and our private brands customers’ ability to compete in their product categories, including the success of pricing, advertising and promotional programs and the ability to anticipate and respond to changes in consumer and customer preferences and behaviors;
•the success of new product introductions;
•allegations that our products cause injury or illness, product recalls and withdrawals, product liability claims and other related litigation;
•compliance with existing and changing laws and regulations;
•the impact of litigation;

•our ability to identify, complete and integrate or otherwise effectively execute acquisitions or other strategic transactions;
•our ability to successfully integrate the Pet Food operations, deliver on the expected financial contribution, cost savings and synergies from the Pet Food acquisition and maintain relationships with Pet Food employees, customers and suppliers, while maintaining focus on our pre-acquisition businesses;
•our and Smucker’s ability to comply with certain ancillary agreements associated with the Pet Food acquisition;
•differences in our actual operating results from any of our guidance regarding our future performance;
•risks related to the intended tax treatment of our divestitures of our interest in BellRing;
•our ability to successfully implement business strategies to reduce costs;
•the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;
•costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents or information security breaches;
•our reliance on third parties for the manufacture of many of our products;
•costs associated with the obligations of Bob Evans Farms, Inc. (“Bob Evans”) in connection with the sale of its restaurants business, including certain indemnification obligations and Bob Evans’s payment and performance obligations as a guarantor for certain leases;
•our ability to protect our intellectual property and other assets and to license third party intellectual property;
•risks associated with our international businesses;
•impairment in the carrying value of goodwill or other intangibles;
•changes in critical accounting estimates;
•losses or increased funding and expenses related to our qualified pension or other postretirement plans;
•conflicting interests or the appearance of conflicting interests resulting from any of our directors and officers also serving as directors or officers of other companies; and
•other risks and uncertainties included under “Risk Factors” in Item 1A of Part II of this report, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 5, 2023, and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, energy and fuels. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $4 million and $7 million as of June 30, 2023 and September 30, 2022, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”

Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of June 30, 2023, a hypothetical 10% adverse change in the expected Euro-GBP and USD-GBP foreign currency exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $1 million. As of September 30, 2022, a hypothetical 10% adverse change in the expected Euro-GBP foreign currency exchange rates would have reduced the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of June 30, 2023, the Company had outstanding principal value of indebtedness of $6,197.7 million related to its senior notes, Fourth Incremental Term Loan and a municipal bond. At June 30, 2023, Post’s revolving credit facility had available borrowing capacity of $730.3 million. Of the total $6,197.7 million of outstanding indebtedness, $5,792.4 million bore interest at a weighted-average fixed interest rate of 4.8%. As of September 30, 2022, the Company had principal value of indebtedness of $5,969.3 million related to its senior notes and a municipal bond. At September 30, 2022, Post’s revolving credit facility had available borrowing capacity of $730.3 million. Of the total $5,969.3 million of outstanding indebtedness, $5,962.9 million bore interest at a weighted-average fixed interest rate of 4.8%.
As of June 30, 2023 and September 30, 2022, the fair value of the Company’s debt, excluding any outstanding borrowings under the municipal bond, was $5,723.1 million and $5,171.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $103 million and $111 million as of June 30, 2023 and September 30, 2022, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and nine months ended June 30, 2023 and 2022.
For additional information regarding the Company’s debt, refer to Note 15 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of June 30, 2023 and September 30, 2022, the Company had interest rate swaps with a notional value of $700.0 million and $1,381.9 million, respectively. A hypothetical 10% adverse change in interest rates would have decreased the fair value of the interest rate swaps by approximately $13 million and $48 million as of June 30, 2023 and September 30, 2022, respectively.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s Pet Food acquisition completed in fiscal 2023, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. There were no other significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 17, 2022 (the “Annual Report”), as well as the risk factors contained in “Risk Factors” within Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 5, 2023 (the “Second Quarter Report”), which are incorporated herein by reference. Many of the risks set forth in the Annual Report regarding our existing businesses and categories prior to our acquisition of a portion of The J. M. Smucker Company’s pet food business (“Pet Food”) also are risks to the ongoing operations of the Pet Food business, and risks related to food for human consumption, the food and beverage category and the food and beverage industry included in the Annual Report should be read to include pet food, the pet food category and the pet food industry, respectively. The risks included in the Annual Report, the Second Quarter Report and herein could materially and adversely affect our businesses, financial condition, results of operations and cash flows. Such enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2023 - April 30, 2023	77,003	$87.74	77,003	$209,579,913
May 1, 2023 - May 31, 2023	901,238	$87.18	901,238	$131,007,349
June 1, 2023 - June 30, 2023	947,210	$86.03	947,210	$338,970,405
Total	1,925,451	$86.64	1,925,451	$338,970,405
(a)Does not include broker’s commissions.
(b)On August 31, 2022, our Board of Directors approved an authorization to repurchase up to $300.0 million of shares of our common stock effective September 3, 2022 (the “Prior Authorization”). The Prior Authorization had an expiration date of September 3, 2024. On June 6, 2023, our Board of Directors terminated the Prior Authorization effective June 6, 2023 and approved a new authorization to repurchase up to $400.0 million of shares of our common stock effective June 7, 2023 (the “New Authorization”). The New Authorization expires on June 7, 2025. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

*2.1
Transaction Agreement and Plan of Merger, dated as of October 26, 2021, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 27, 2021)

2.2
Amendment No. 1 to Transaction Agreement and Plan of Merger, dated as of February 28, 2022, by and among Post Holdings, Inc., BellRing Brands, Inc., BellRing Distribution, LLC and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K (film no. 22683895) filed on February 28, 2022)

*2.3
Asset Purchase Agreement, dated as of February 8, 2023, by and among The J. M. Smucker Company, PCB Sub, LLC (now known as Post Brands Pet Care, LLC) and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 13, 2023)

2.4
Amendment No. 1 to the Asset Purchase Agreement, dated as of April 27, 2023, by and among The J. M. Smucker Company, Post Holdings, Inc. and Post Brands Pet Care, LLC (formerly known as PCB Sub, LLC) (Incorporated by reference to Exhibit 2.4 to the Company's Form 10-Q filed on May 5, 2023)

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

4.1
Indenture (2027 Notes), dated as of February 14, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2017)

4.2
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

4.3
Indenture (2029 Notes), dated as of July 3, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2019)

4.4
Indenture (2030 Notes), dated as of February 26, 2020, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2020)

4.5
Indenture (2031 Notes), dated as of March 10, 2021, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 11, 2021)

4.6
Indenture (2027 Convertible Notes), dated as of August 12, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2022)

*10.51
Joinder Agreement No. 4, dated as of April 26, 2023, by and among Post Holdings, Inc., the Guarantors (as defined therein) party thereto, the Funding Incremental Term Loan Lenders (as defined therein) and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2023)

Exhibit No.	Description
10.52
Registration Rights Agreement, dated as of April 28, 2023, between Post Holdings, Inc. and The J. M. Smucker Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 28, 2023)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2023

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2023

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2023

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibit or schedule upon request by the SEC.
**	These certifications are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	August 4, 2023	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
SVP, Chief Financial Officer and Treasurer (Principal Financial Officer)