Form 10-K
period 2023-09-30
Post Holdings, Inc.
filed 2023-11-17
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,743,630,588.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 13, 2023: 60,354,354

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2023, are incorporated by reference into Part III of this report.

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
•consumer and customer reaction to our pricing actions;
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
•our ability to hire and retain talented personnel, leaves of absence of key employees, increases in labor-related costs, employee safety, labor strikes, work stoppages and unionization efforts;
•our reliance on third parties for the manufacture of many of our products;
•our high leverage, our ability to obtain additional financing and service our outstanding debt (including covenants restricting the operation of our businesses) and a potential downgrade in our credit ratings;
•our and our private brand customers’ ability to compete in their product categories, including the success of pricing, advertising and promotional programs and the ability to anticipate and respond to changes in consumer and customer preferences and behaviors;
•the success of new product introductions;
•allegations that our products cause injury or illness, product recalls and withdrawals, product liability claims and other related litigation;
•compliance with existing and changing laws and regulations;
•the impact of litigation;
•our ability to complete the acquisition of substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”), successfully integrate the pet food assets and operations recently acquired from The J. M. Smucker Company (“Smucker,” and the assets and operations acquired, “Pet Food”) and the assets from the pending Perfection acquisition, deliver on the expected financial contribution, cost savings and synergies from these acquisitions and maintain relationships with employees, customers and suppliers for the acquired businesses, while maintaining focus on our pre-acquisition businesses;
•our and Smucker’s ability to comply with certain ancillary agreements associated with the Pet Food acquisition;
•our ability to identify, complete and integrate or otherwise effectively execute acquisitions or other strategic transactions;
•our ability to successfully implement business strategies to reduce costs;
•differences in our actual operating results from any of our guidance regarding our future performance;
•impairment in the carrying value of goodwill or other intangibles;
•risks related to the intended tax treatment of our divestitures of our interest in BellRing Brands, Inc.;
•the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;
•costs, business disruptions and reputational damage associated with cybersecurity incidents, information technology failures or information security breaches;

•costs associated with the obligations of Bob Evans Farms, Inc. (“Bob Evans”) in connection with the sale of its restaurants business, including certain indemnification obligations and Bob Evans’s payment and performance obligations as a guarantor for certain leases;
•our ability to protect our intellectual property and other assets and to license third-party intellectual property;
•risks associated with our international businesses;
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

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, including operating and market risks, industry risks, strategic risks, financial risks, legal and regulatory risks and certain general risks, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:
•Measures taken to offset the impact of adverse macroeconomic conditions to maintain our profitability, including increasing prices or decreasing product sizes, may be ineffective, inadequate or unavailable or may otherwise adversely affect our businesses, financial condition, results of operations or cash flows.
•Deterioration of general macroeconomic conditions, including periods of inflation, rising interest rates, volatility in capital markets, an economic recession or economic uncertainty, could harm our businesses, financial condition, results of operations and cash flows.
•Increased costs for raw materials, energy and other supplies, or limited availability of such inputs, could negatively impact our businesses, financial condition, results of operations and cash flows.
•Disruption of our supply chain could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
•We may not be able to operate successfully if we lose the services of key employees or are unable to recruit, hire, retain and develop a qualified and diverse workforce.
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
•United States and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers, third-party manufacturers, customers, distributors or financial institutions.
•Our financial results may be adversely affected by increases in freight costs or limited freight carrier availability.
•We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
•Our sales and profit growth are dependent upon our ability to expand existing market penetration, enter into new markets and enhance our product portfolio with innovative and profitable products.
•If our products become adulterated or contaminated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and may experience product liability claims if consumers or their pets are injured.
•Damage to our reputation could adversely impact our businesses, financial condition, results of operations and cash flows.
•Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations or to interpretations thereof, could adversely affect our businesses.
•Agricultural diseases or pests could harm our businesses, financial condition, results of operations and cash flows.
•Pending and future litigation may impair our reputation or cause us to incur significant costs.
•We may be unable to successfully integrate the Pet Food operations and realize the anticipated benefits of the acquisition, or the parties may be unable to fulfill their obligations under agreements related to the acquisition.

•Our announced acquisition of Perfection is subject to the satisfaction of various closing conditions and may not be consummated, which could adversely impact our businesses, financial condition, results of operations and cash flows and the price of our common stock.
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
•Unsuccessful implementation of business strategies to reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our businesses, financial condition, results of operations and cash flows.
•Actual operating results may differ significantly from our guidance and forward-looking statements.
•Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record impairment charges, which may be significant.
•If the transactions we undertook relating to divestitures of our interest in BellRing Brands, Inc. do not qualify for their intended tax treatment, we may incur significant tax liabilities.
•Increases in labor-related costs, including the costs of medical and other employee health and welfare benefits, may reduce our profitability.
•Our Post Consumer Brands and Weetabix segments operate in the mature ready-to-eat cereal category, and the weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
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
•Labor strikes or work stoppages by our employees could harm our businesses.
•Our international operations subject us to additional risks.
•National or international disputes, political instability, terrorism, war or armed hostilities may cause damage or disruption to us and our employees, facilities, suppliers, customers and information systems and could adversely affect our businesses, financial condition, results of operations and cash flows.
•Public health crises may adversely impact our financial and operational performance.
•Our Company has overlapping directors and management with BellRing Brands, Inc. and 8th Avenue Food & Provisions, Inc., each of which may lead to conflicting interests or the appearance of conflicting interests.
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
We operate in four reportable segments:
•Post Consumer Brands: Includes branded and private label ready-to-eat (“RTE”) cereals from the businesses of Post Foods, LLC, MOM Brands Company, LLC, which Post acquired in May 2015, Weetabix North America, which Post acquired as part of its acquisition of Weetabix Limited in July 2017 referred to below, and certain private label RTE cereal operations, which Post acquired in June 2021, peanut butter under the Peter Pan brand, which Post acquired in January 2021, and branded and private label pet food, the brands and operations of which Post acquired in April 2023 (“Pet Food”);
•Weetabix: Includes the businesses of Weetabix Limited, which Post acquired in July 2017 and which produces and distributes branded and private label RTE cereal, hot cereals and other cereal-based food products, breakfast drinks and muesli primarily outside of North America, and Lacka Foods Limited, which Post acquired in April 2022 and which distributes and markets protein-based shakes under the UFIT brand primarily in the United Kingdom (the “U.K.”);
•Foodservice: Includes primarily egg and potato products in the foodservice and food ingredient channels from the businesses of MFI Holding Corporation (“Michael Foods”), which Post acquired in June 2014, National Pasteurized Eggs, Inc. (“NPE”), which Post acquired in October 2016, Bob Evans Farms, Inc. (“Bob Evans”), which Post acquired in January 2018, Henningsen Foods, Inc., which Post acquired in July 2020, and Almark Foods (“Almark”), which Post acquired in February 2021; and
•Refrigerated Retail: Provides refrigerated retail products, inclusive of side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated products, from the businesses of Bob Evans, Michael Foods, including the business of Crystal Farms Dairy Company, which Post acquired as a part of its acquisition of Michael Foods in June 2014, NPE and Almark, as well as the Egg Beaters brand, which Post acquired in May 2021.
In October 2023, Post announced it had entered into an agreement to acquire substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”), a manufacturer and packager of private label and co-manufactured pet food and baked treat products. Upon closing of the Perfection acquisition, the financial results of Perfection are expected to be reported in the Post Consumer Brands segment. Refer to “Risk Factors” in Item 1A of this report for a discussion of certain risks related to the Perfection acquisition.
For additional information regarding our reportable segments, refer to Note 21 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Recent Strategic Transactions
Post Holdings Partnering Corporation
In May and June 2021, Post and Post Holdings Partnering Corporation (“PHPC”), a special purpose acquisition company, consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units,” and such transaction, the “PHPC IPO”), of which a wholly-owned subsidiary of Post (“PHPC Sponsor”) purchased 4.0 million PHPC Units. Each PHPC Unit consisted of one share of Series A common stock of PHPC (“PHPC Series A Common Stock”) and one-third of one redeemable warrant to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units, PHPC Series A Common Stock and PHPC Warrants each traded on the NYSE. Under the terms of the PHPC IPO, PHPC was required to consummate a partnering transaction by May 28, 2023, which could have been extended to August 28, 2023 in certain circumstances (the “Combination Period”).
Substantially concurrently with the closing of the PHPC IPO, PHPC completed a series of related transactions, including the private sale of 1.1 million units of PHPC (the “PHPC Private Placement Units;” each PHPC Private Placement Unit consisted of one share of PHPC Series A Common Stock and one-third of one redeemable warrant of PHPC to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Private Placement Warrants”)) to PHPC Sponsor (the “PHPC Private Placement”) and the entry into a forward purchase agreement with PHPC Sponsor, which provided for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 million units of PHPC (the “PHPC Forward Purchase Units,” with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock and one-third of one warrant to purchase one share of PHPC Series A Common Stock) for a purchase price of $10.00 per PHPC Forward Purchase Unit, in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
In addition, Post, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC (the “PHPC Series F Common Stock”), had certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s amended and restated certificate of incorporation.
Proceeds of $345.0 million were deposited in a trust account established for the benefit of PHPC’s public stockholders, which consisted of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses, and which were invested only in U.S. treasury securities.
On May 11, 2023, PHPC announced that it would not complete a partnering transaction within the Combination Period and that the entity would liquidate and dissolve in accordance with the terms of its amended and restated certificate of incorporation. On May 28, 2023, the PHPC Warrants and the PHPC Private Placement Warrants expired worthless, and the Forward Purchase Agreement terminated in accordance with its terms, as PHPC had not completed a partnering transaction before the expiration of the Combination Period. On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. Subsequent to the PHPC Redemption, PHPC delisted from the NYSE and dissolved in June 2023, and all classes of shares of PHPC equity were cancelled, including the shares of PHPC Series F Common Stock, which were surrendered by PHPC Sponsor for no consideration. PHPC Sponsor subsequently dissolved in August 2023.
For additional information regarding the PHPC IPO, the PHPC Redemption and related transactions, refer to Note 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
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
On March 9, 2022, Post contributed its share of Old BellRing Class B Common Stock, all of its BellRing LLC units and cash to BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) in exchange for certain limited liability company interests in BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes,” and such transactions are collectively referred to as the “BellRing Contribution”). On March 10, 2022, BellRing converted into a Delaware corporation and changed its name to “BellRing Brands, Inc.”, and Post consummated the distribution of 80.1% of its ownership interest in BellRing common stock, $0.01 par value per share (“BellRing Common Stock”), to Post’s shareholders (the “BellRing Distribution,” and such transaction, the BellRing Contribution, the BellRing Merger (as defined below) and the “Debt-for-Debt Exchange” (which refers to Post’s delivery of the BellRing Notes to certain of its lenders in full satisfaction of certain of its debt obligations on March 10, 2022, as described in more detail in Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report) are collectively referred to as the “BellRing Spin-off”). Upon completion of the BellRing Distribution, BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing, merged with and into Old BellRing (the “BellRing Merger”), with Old BellRing continuing as the surviving corporation and becoming a wholly-owned subsidiary of BellRing. Pursuant to the BellRing Merger, each outstanding share of Old BellRing Class A Common Stock was converted into one share of BellRing Common Stock plus $2.97 in cash. As a result of the BellRing Spin-off, BellRing became the holding company for the legacy Old BellRing business. Immediately following the BellRing Spin-off, Post owned 14.2% of the BellRing Common Stock, and Post shareholders owned 57.3% of the BellRing Common Stock. The former Old BellRing stockholders owned 28.5% of the BellRing Common Stock, maintaining the same effective percentage ownership interest in the BellRing business as prior to the

BellRing Spin-off. The BellRing Distribution was structured in a manner intended to qualify as a tax-free distribution to Post shareholders for United States (“U.S.”) federal income tax purposes, except to the extent of any cash received in lieu of fractional shares of BellRing Common Stock. For additional information regarding the BellRing Spin-off, refer to Note 4 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
On August 11, 2022, Post transferred 14.8 million shares of BellRing Common Stock to certain of its lenders to repay and retire $342.3 million in aggregate principal amount of debt (such exchange, the “First Debt-for-Equity Exchange”). Immediately after the completion of the First Debt-for-Equity Exchange, Post held 4.6 million shares, or 3.4%, of BellRing Common Stock. On November 25, 2022, Post transferred the remaining 4.6 million shares of BellRing Common Stock to one of its lenders to repay and retire $99.9 million in aggregate principal amount of debt (such exchange, the “Second Debt-for-Equity Exchange”). Immediately after the completion of the Second Debt-for-Equity Exchange, Post owned no shares of BellRing Common Stock. For additional information regarding the First Debt-for Equity Exchange and the Second Debt-for-Equity Exchange, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Refer to “Risk Factors” in Item 1A of this report for a discussion of certain risks related to the BellRing transactions.
8th Avenue
On October 1, 2018, 8th Avenue was separately capitalized by Post and third parties through a series of transactions (the “8th Avenue Formation Transactions”), and 8th Avenue became the holding company for Post’s private brand food products business. After completion of the 8th Avenue Formation Transactions, Post retained 60.5% of the common equity in 8th Avenue, which, since October 1, 2018, has been accounted for using the equity method. Our investment in 8th Avenue was recorded at zero as of September 30, 2023. For additional information regarding 8th Avenue, refer to Note 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report. 8th Avenue primarily manufactures and distributes private label peanut and other nut butters, pasta, dried fruit and nut products and granola.
Our Business Model
We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Since our formation, we have expanded and established new platforms through numerous acquisitions. Our acquisition strategy has focused on businesses with product offerings that can strengthen our current portfolio, enable us to expand into complementary categories, geographic regions or distribution channels or provide diversification of cash flows in similar channels. In addition to acquisitions, we also have pursued and completed other types of strategic transactions. For example, we separately capitalized 8th Avenue with third parties in fiscal 2019, facilitated the completion of the BellRing IPO in fiscal 2020, the PHPC IPO in fiscal 2021, the BellRing Spin-off and the First Debt-for-Equity Exchange in fiscal 2022 and the Second Debt-for-Equity Exchange in fiscal 2023 and have completed other divestitures from time to time.
Our Businesses
Post Consumer Brands
Our Post Consumer Brands segment manufactures, markets and sells a portfolio of branded and private label human and pet food products, primarily in the RTE cereal, hot cereal, peanut butter and dog and cat food categories primarily in North America. Post Consumer Brands’s core brands include the RTE cereal brands of Honey Bunches of Oats, Pebbles and Malt-O-Meal and the Peter Pan peanut butter brand. Post Consumer Brands’s pet food brands, which were acquired in April 2023, include Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train. Post Consumer Brands’s products are primarily manufactured through a flexible production platform at thirteen owned facilities in the U.S. and Canada; our Peter Pan peanut butters are primarily manufactured by 8th Avenue.
Weetabix
Our Weetabix segment primarily markets and distributes branded and private label RTE cereal products. Weetabix is a leading manufacturer in the U.K. cereals and breakfast drinks category, with its core brands being the Weetabix and Alpen brands. Weetabix also markets and distributes breakfast drinks, hot cereals, protein-based shakes and nutritional snacks. Weetabix’s products are primarily manufactured at three owned manufacturing facilities in the U.K. Some of its RTE cereals and muesli also are manufactured in Africa through two joint ventures, each of which owns a manufacturing facility. Weetabix’s main markets are the U.K. and the Republic of Ireland. Weetabix distributes products to multiple countries throughout the world mainly through a network of third-party distributors in the respective markets. Weetabix’s protein-based shakes and nutritional snacks are co-manufactured in Germany and distributed in the U.K. through a network of large retail outlets.

Foodservice
Through our Foodservice segment, we primarily produce and distribute egg and potato products in the foodservice and food ingredient channels. We provide a broad portfolio of egg products under several brands, with the primary brands being Papetti’s and Abbotsford Farms, and potato products. The Foodservice segment also manufactures certain meat products. Our operations include fourteen egg products production facilities in the U.S., some of which are fully integrated from the maintenance of laying flocks through the processing of egg products, three potato processing facilities and two meat products processing and production facilities. Several of these production facilities also produce products for our Refrigerated Retail segment. In addition, our Foodservice business constructed a new manufacturing facility in West Jefferson, Ohio to manufacture ready-to-drink shakes as a third-party manufacturer for BellRing, and such facility is expected to begin manufacturing products in the first quarter of fiscal 2024.
Refrigerated Retail
Through our Refrigerated Retail segment, we produce and distribute side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated products to retail customers. Our refrigerated side dish, potato and sausage products are sold primarily under the Bob Evans, Bob Evans Farms and Simply Potatoes brands. We sell private label egg products as well as branded egg products primarily under the Bob Evans Egg Whites and Egg Beaters brands. Our cheese and other dairy case products are sold principally under the Crystal Farms brand. Our products are manufactured across eleven facilities, five of which are egg products processing facilities and two of which are potato processing facilities previously referenced under the Foodservice segment discussion. In addition, our Egg Beaters products are manufactured under a co-manufacturing agreement at a third-party facility, and we also use third-party manufacturers for many of our cheese products and certain of our potato side dish and sausage products.
Products
Cereal sold by our Post Consumer Brands and Weetabix segments together accounted for 39.1% of our consolidated net sales for fiscal 2023. Eggs and egg products sold by our Foodservice and Refrigerated Retail segments together accounted for 33.0% of our consolidated net sales for fiscal 2023, and side dishes (including potato products) sold by our Foodservice and Refrigerated Retail segments together accounted for 10.5% of our consolidated net sales for fiscal 2023. Pet food sold by our Post Consumer Brands segment accounted for 9.7% of our consolidated net sales for fiscal 2023, which represents the period from the completion of the Pet Food acquisition through fiscal 2023 year end. For additional information regarding our net sales by product, refer to Note 21 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
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
Our Post Consumer Brands segment sells products primarily through an internal sales staff and broker organizations. Our Weetabix segment services its key U.K. markets through a centralized commercial team which manages relationships with customers at the corporate level while a third-party sales force operates at the store level to ensure maximum availability and compliance with agreed plans. Weetabix has in-country sales and marketing teams in Europe and in the growth markets of Spain and the United Arab Emirates. Our Foodservice and Refrigerated Retail segments sell and market their products primarily through dedicated teams of internal sales staff and broker organizations.
Generally, our products are distributed through a network of third-party common carriers. In addition, our Foodservice and Refrigerated Retail segments have internal fleets that distribute certain of their products.
Research and Development
Our research and development efforts span our business segments. These capabilities extend to ingredients, packaging technologies, product sizes and delivery formats; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations.
We leverage our research and development resources for both growth and efficiency initiatives. Our innovation and new product development objectives include growth through new products, customer satisfaction and reduced production costs. Our innovation efforts focus on anticipating consumer demands and adapting quickly to changing market trends. We also evaluate the sustainability impacts of our manufacturing processes and products in our research and development activities and continue to drive processing innovations aimed at complying with regulatory requirements, reducing waste, water usage and greenhouse gas emissions and increasing the recycled content and recyclability of packaging while maintaining food safety and quality.
Raw Materials and Energy
Raw materials used in our businesses (purchased from local, regional and international suppliers) include ingredients and packaging materials. The principal ingredients for the Post Consumer Brands and Weetabix segments are wheat, oats, rice, corn, other grain products, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit and nuts. In addition, our Post Consumer Brands segment uses animal proteins and fats in its pet food products. The principal ingredients for the Foodservice and Refrigerated Retail segments are eggs, pork, pasta, potatoes, bakery products, cheese, milk and butter. A portion of our egg needs comes from Company-owned layer hens, and the balance is purchased under third-party contracts and in the spot market. We also buy significant amounts of grain to feed layer hens. In addition, we procure live sows at prevailing market prices, and under fixed price contracts, from terminals, local auctions, country markets and corporate and family farms in various U.S. locations. Our businesses also use large quantities of water. Each of our segments utilizes raw material sources that ensure that its products meet standards, certifications and customer requirements, where applicable, for example, non-GMO, organic, gluten-free and/or cage-free. The principal packaging materials used by our businesses are folding cartons, corrugated boxes, flexible and rigid plastic film, trays and containers, beverage packaging, plastic lined cartonboard, large format bags and steel cans and lids. Our Refrigerated Retail segment also uses large quantities of carbon dioxide as a cooling agent during its sausage production.
In addition, our manufacturing and distribution operations use large quantities of natural gas, electricity and diesel fuel. Cereal processing ovens, pet food manufacturing processes and most of the Foodservice and Refrigerated Retail production facilities generally are fueled by natural gas, which is obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) also are used in our manufacturing facilities. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products, including in our internal fleets. Weetabix owns and operates its own combined heat and power generation unit, which is capable of supplying the majority of the requirements of its main operation site with power and steam which means the site can be operated using either electricity or natural gas.
Supply availability and prices paid for raw materials and energy can fluctuate widely due to external factors, including, as applicable, inflation, labor shortages, increased fuel costs, limited freight carrier availability, public health crises, strikes or other labor unrest, war or armed hostilities, geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, increased demand, increased compliance costs associated with new or changing government regulations, any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, fire, water stress, animal feed costs, agricultural yield, governmental programs, incentives or controls, regulations or trade and tariff policies, insects, plant diseases, diseases affecting livestock (including avian influenza and PEDV) and milk price supports established by the U.S. Department of Agriculture (the “USDA”). Higher prices for natural gas, electricity and fuel also increase our ingredient, production and delivery costs. In addition, the prices of inputs may increase as we pursue more sustainable, specially sourced or certified raw materials or alternative energy sources, including mandatory or voluntary transitions to low carbon renewables (some of which we have experienced).
We continuously monitor worldwide supply and cost trends for our raw materials and energy needs to enable us to take appropriate action to obtain the necessary raw materials and energy for our operations. During fiscal 2023, we continued to experience heightened raw materials and energy costs, largely due to cost pressures resulting from macroeconomic conditions, including inflation, rising interest rates, labor shortages and downstream economic impacts from the COVID-19 pandemic and the ongoing conflict in Ukraine. We expect these pressures to continue into fiscal 2024 for certain categories, but for our domestic operations, at a slower rate than we experienced in fiscal 2023. In addition, from time to time, we experience diminished supply or shortages of certain of our inputs, which have resulted, and may in the future result, in us paying increased costs for our inputs or have impacted, and may in the future impact, our ability to produce our products.
Trademarks and Intellectual Property
We own or have long-term licenses to use a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’s trademarks include Post, Post Consumer Brands, Honey Bunches of Oats, Great Grains, Post Bran Flakes, Post Shredded Wheat, Spoon Size Shredded Wheat, Golden Crisp, Alpha-Bits, Ohs!, Shreddies, Post Raisin Bran, Grape-Nuts, Honeycomb, Frosted Mini Spooners, Golden Puffs, Cinnamon Toasters, Fruity Dyno-Bites, Cocoa Dyno-Bites, Berry Colossal Crunch, Malt-O-Meal, Farina, Dyno-Bites, Mom’s Best, Better Oats, CoCo Wheats, Peter Pan, Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits, Gravy Train, Weetabix, Barbara’s and Puffins, each of which we own, as well as several trademarks that we license from third parties for use in the U.S., Canada and several other international markets, such as Pebbles, Oreo O’s, Chips Ahoy!, Honeymaid, Rachael Ray and Premier Protein. The trademarks for the Weetabix business include Weetabix, Alpen, Weetos, Ready Brek, Weetabix On The Go, Oatibix and UFIT, each of which we own, as well as Oreo O’s, which we license from a third party. The trademarks for the Foodservice business include Michael Foods, Papetti’s,

Abbotsford Farms, Simply Potatoes, Henningsen Foods and Almark Foods, each of which we own. The trademarks for the Refrigerated Retail business include Davidson’s Safest Choice, Abbotsford Farms, Better’n Eggs, Crystal Farms, Simply Potatoes, Diner’s Choice, Westfield Farms, David’s Deli, Owens, Country Creek Farm and Egg Beaters, each of which we own, Bob Evans (which is used in brands such as Bob Evans Egg Whites), Bob Evans Farms and Pineland Farms, which we license from a third party for worldwide use, and Old El Paso, which we license from a third party for use in the U.S. We also own the trademarks for Airly and Oat Clouds. Our owned trademarks are, in most cases, protected through registration in the U.S. or the U.K., as well as in many other countries where the related products are sold.
In addition, we market certain of our products in the U.S., Canada, the U.K. and several other locations pursuant to intellectual property license agreements.
Depending on the jurisdiction, our trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic. Registrations of our trademarks also can generally be renewed indefinitely for as long as the trademarks are in use. As a general matter, our trademark and other intellectual property licenses with third parties have varying terms and must be periodically renegotiated or renewed pursuant to their terms.
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
Seasonality
Demand for certain of our products may be influenced by holidays, changes in seasons or other events, which may impact customer and consumer spending patterns and the timing of promotional activities. For example, demand for our egg products, potatoes, sausage, side dishes, butter and cheese tends to increase during the Thanksgiving, Christmas, Easter and other holiday seasons, which may result in increased net sales during the corresponding quarters of our fiscal year when such holidays occur. However, on a consolidated basis our net sales and results of operations generally are distributed relatively evenly over the quarters of our fiscal year.
Customers
We sell Post Consumer Brands products primarily to grocery stores, mass merchandise customers, supercenters, club stores, natural/specialty stores, dollar stores, discounters, wholesalers, convenience stores, pet supply retailers and drug store customers. We also sell Post Consumer Brands products in the military, eCommerce and foodservice channels. Our Weetabix segment’s products are primarily sold to retailers, discounters, wholesalers and convenience stores and through eCommerce. Our Foodservice segment’s primary customers include foodservice distributors and national restaurant chains. Our Refrigerated Retail segment’s primary customers include grocery stores and mass merchandise customers.
Our largest customer, Walmart, accounted for 17.3% of our consolidated net sales in fiscal 2023. No other customer accounted for more than 10% of our fiscal 2023 consolidated net sales, but each of our segments depends on sales to large customers. For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for 32.6% of Post Consumer Brands’s net sales in fiscal 2023. The largest customers of our Weetabix segment, Tesco and Asda, accounted for 28.3% of Weetabix’s net sales in fiscal 2023. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 40.5% of the segment’s net sales in fiscal 2023. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 32.9% of the segment’s net sales in fiscal 2023. For purposes of this disclosure, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club.
Competition
The human and pet food categories in which we operate are highly competitive and highly sensitive to both pricing and promotion. Competition is based on, among other things, brand appeal, recognition and loyalty, taste, nutritional value, price, ingredients, product quality, product availability, variety, innovation, distribution, shelf space and product visibility, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal competitors in these categories may have substantial financial, marketing and other resources. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and competitive pricing. The categories in which we operate are expected to remain highly competitive for the foreseeable future.

During fiscal 2023, due to adverse macroeconomic conditions, including increased product pricing occurring as a result of heightened costs, our retail businesses have experienced shifts to private label and other value brands. We expect this trend to continue into fiscal 2024. For additional information regarding the risks related to competition and demand for our products, refer to “Risk Factors” in Item 1A of this report.
Governmental Regulation and Environmental Matters
We are subject to regulation by federal, state, local and foreign governmental entities and agencies. Our activities in Canada and Europe are subject to regulations similar to those applicable to our businesses in the U.S. As a producer and distributor of goods for human and animal consumption, our operations must comply with stringent production, packaging, quality, safety, storage, distribution, labeling and marketing standards administered by the applicable government entities, namely the Food and Drug Administration (the “FDA”), the USDA, the Federal Trade Commission and state and local agencies in the U.S., as well as similar regulatory agencies in Canada, Mexico, the U.K., the European Union (the “E.U.”) and elsewhere. Products that do not meet regulatory standards may be considered to be adulterated and/or misbranded and subject to recall.
Our facilities, like those of similar businesses, are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act and similar regulations in Canada and the U.K. These regulations require us to comply with certain safety standards to protect our employees and on-site contractors. Further, certain of our Foodservice and Refrigerated Retail operations are subject to laws that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs, which laws vary on a state to state basis. Our operations and products also are subject to various federal, state, local and foreign laws and regulations with respect to environmental matters, including air quality, noise, wastewater pretreatment and discharge, storm water, waste management, product stewardship, packaging composition and other regulations intended to protect public health and the environment.
We are subject to various laws and regulations in the U.S. and other countries governing our employment practices, including those related to equal employment, paid leave and overtime compensation. We also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition, economic sanctions and imports/exports. In addition, our operations are subject to various federal, state and foreign laws and regulations regarding data privacy, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation, the E.U.-U.S. Data Privacy Framework and the California Consumer Privacy Act (as modified by the California Privacy Rights Act), each of which applies to certain of our businesses and deals with the collection and use of personal information obtained from data subjects. We also are subject to tax and securities regulations, accounting and reporting standards and other financial laws and regulations.
We continue to monitor developments in laws and regulations. While the impact of laws and regulations on our businesses cannot be predicted with certainty, we currently do not believe that compliance with existing laws and regulations will have a material effect on our capital expenditures, earnings or competitive position.
Human Capital
Post and its consolidated subsidiaries have 11,430 employees as of November 1, 2023, of which 9,790 are in the U.S., 1,080 are in the U.K., 420 are in Canada and 140 are located in other jurisdictions. As of November 1, 2023, 20% of such employees were unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. In general, as these agreements expire, we believe that the agreements can be renegotiated on satisfactory terms. Any new collective bargaining agreements could result in changes to our cost structure at the relevant facilities. We believe that overall we have good relationships with our employees and their representative organizations.
Our people are critical to our success. While each of our businesses generally operates autonomously to implement its talent acquisition and management strategies with respect to its employees, our organization aligns to provide a safe, rewarding and respectful workplace where employees have opportunities to pursue development and career paths based on their skills, performance and potential.
Company Ethics
Our Code of Conduct reflects our commitment to our stakeholders, including our employees, to conduct our businesses ethically, responsibly and in accordance with applicable laws and regulations. To encourage open and honest communication throughout our organization, our employees have access to an employee speak up line, which is operated by a third-party provider, is available twenty-four hours a day, seven days a week in multiple languages and allows for anonymous reports.

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
The COVID-19 pandemic led to unique challenges, and throughout the pandemic, we highlighted, invested in and recognized the importance of our employees, including by implementing additional safety protocols as part of our health and safety program.
Talent Acquisition, Development, Engagement and Retention
Acquiring, developing, engaging and retaining a diverse and talented workforce is key to achieving our business goals.
We continue to enhance our talent acquisition strategy across the enterprise through community outreach initiatives, by providing training and resources to our recruiters and people leaders on interviewing skills, through job description development and by enhancing our career websites and resources.
We believe encouraging internal mobility is a key strategy to reducing attrition by retaining critical talent across our organization, as well as building succession plans with such employees’ future roles in mind. We continue to implement initiatives to encourage and remove barriers to internal mobility opportunities. To further increase our talent pool, we also provide robust intern programs designed to provide experience and assist with development of skills to diverse and qualified college students.
Another key factor in our human capital management strategy is providing development opportunities and resources for our employees. We offer a variety of training and development programs for employees. In addition, we encourage building individual development plans and offer a large array of training resources, ranging from technical skills to behavioral skills. We also provide robust compliance training.
Our businesses conduct engagement surveys and then use those results to understand strengths and areas of opportunity. Many of our employees participate in company-organized volunteer events which foster a sense of community and giving.
We continue to review, evaluate and implement solutions and resources that address the physical and mental health and overall well-being of our employees. Our Total Rewards programs, plans and policies are designed to be comprehensive and competitive, support our business goals and be cost effective and promote shared fiscal responsibility. To support the health and financial needs of our employees, we offer competitive fixed and/or variable pay and a suite of benefit plans and programs to eligible employees, including medical, prescription drug, dental, vision, life insurance, disability coverage, paid time off, employee assistance and defined benefit and defined contribution retirement plans and programs.
Diversity, Equity and Inclusion
We are committed to building an inclusive culture throughout our organization. Our Diversity, Equity and Inclusion Council, which has representation from our holding company and each of our businesses, develops strategies, helps establish and implement initiatives for diversity, equity and inclusion (“DEI”) and creates tools that can be used to align efforts and monitor and track progress across our organization. During fiscal 2023, our Diversity, Equity and Inclusion Council established working committees (dedicated to image, suppliers, talent and culture) to focus and refine its efforts.
Our Company’s DEI initiatives include: (i) conducting a standardized DEI training program utilized throughout our organization to establish a consistent foundation of knowledge and foster more inclusive work environments; (ii) forming and supporting employee resource groups throughout our organization with a focus on DEI; (iii) integrating inclusive business practices to eliminate bias in talent management and procurement; (iv) issuing our DEI newsletter biannually; and (v) operating an employee speak-up line to encourage a “speak up” culture with regard to DEI matters. Our Board of Directors receives periodic updates regarding our DEI efforts.

Available Information
We make available, free of charge, through our website (www.postholdings.com) reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”), including our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and amendments to those reports (including exhibits) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Corporate Governance Guidelines, our Code of Conduct and the charters of the Audit and Corporate Governance and Compensation Committees of our Board of Directors also are available on our website, where they can be printed free of charge. All of these documents also are available to shareholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144, Telephone: 314-644-7600). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file or furnish with the SEC.
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 16, 2023:
Jeff A. Zadoks, age 58, has served as Executive Vice President since November 2017 and as our Chief Operating Officer since December 2022. Mr. Zadoks also has been serving as our Interim President and Chief Executive Officer since November 2, 2023, in connection with Mr. Vitale’s medical leave of absence. Mr. Zadoks previously served as our Executive Vice President and Chief Financial Officer from November 2017 until December 2022, and our Senior Vice President and Chief Financial Officer from November 2014 until November 2017. Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 2014, and as our Corporate Controller from October 2011 until November 2014. Mr. Zadoks also served as the chairman of the board of directors of Post Holdings Partnering Corporation, our former publicly-traded affiliate that was a special purpose acquisition company, from January 2021 until June 2023. Prior to joining Post, Mr. Zadoks served as senior vice president and chief accounting officer at RehabCare Group, Inc., a provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as vice president and corporate controller of RehabCare Group from December 2003 until January 2010.
Robert V. Vitale, age 57, has served as our President and Chief Executive Officer since November 2014, and is currently on medical leave. Mr. Vitale also has served as a member of our Board of Directors since November 2014. Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 2014. Mr. Vitale served as president and chief executive officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale has served as the executive chairman of BellRing, a publicly-traded former subsidiary of ours that manufactures products in the global convenient nutrition category, since September 2019, but since November 2, 2023 has been on medical leave in his executive capacity, and is a member of the board of directors of 8th Avenue, a private brand-centric, consumer products holding company which we separately capitalized with third parties. Mr. Vitale also served as the president and chief investment officer of Post Holdings Partnering Corporation, our former publicly-traded affiliate that was a special purpose acquisition company, from January 2021 until June 2023. Mr. Vitale also serves on the board of directors of Energizer Holdings, Inc., a publicly-traded manufacturer, marketer and distributor of primary batteries, portable lights and auto care appearance, performance, refrigerant and fragrance products.
Matthew J. Mainer, age 52, has served as our Senior Vice President, Chief Financial Officer and Treasurer since December 2022 and as our Senior Vice President and Treasurer since December 2018. Mr. Mainer previously served as our Vice President and Treasurer from January 2015 until November 2018. Prior to joining Post, Mr. Mainer served as Assistant Treasurer at Mallinckrodt plc, a global business that develops, manufactures, markets and distributes specialty pharmaceutical products and therapies, from January 2013 to December 2014 and as Vice President and Treasurer of ESCO Technologies Inc., a global provider of highly engineered products and solutions serving diverse end-markets, from November 2002 to December 2012.
Nicolas Catoggio, age 49, has served as President and Chief Executive Officer, Post Consumer Brands since September 2021. Mr. Catoggio has over twenty years of experience in the consumer goods industry. From 2007 to September 2021, he served in various roles at Boston Consulting Group (“BCG”), a privately owned global management consulting firm, advising clients in the consumer goods industry, most recently as managing director and senior partner from June 2021 to September 2021, and previously as managing director and partner from 2007 to May 2021. Before joining BCG, Mr. Catoggio served in various roles for eight years at Unilever PLC, a publicly-traded multinational consumer goods company, mainly in new business development, corporate strategy and finance.
Diedre J. Gray, age 45, has served as an Executive Vice President since November 2017 and as our General Counsel and Chief Administrative Officer since November 2014. She has served as our Corporate Secretary since January 2012. Ms. Gray previously served as our Senior Vice President, General Counsel and Chief Administrative Officer from November 2014 until

November 2017. Ms. Gray served as our Senior Vice President-Legal starting in December 2011 and was promoted to Senior Vice President, General Counsel in September 2012. Prior to joining Post, Ms. Gray served as associate general counsel and assistant secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), a semiconductor and solar wafer manufacturing company, from 2010 to 2011. Previously, Ms. Gray was an attorney at Bryan Cave LLP (now Bryan Cave Leighton Paisner LLP) from 2003 to 2010.
Mark W. Westphal, age 58, has served as President, Foodservice (formerly known as Michael Foods) since January 2018. Until January 2018, Mr. Westphal served as Chief Financial Officer of Michael Foods for nearly ten years. Prior to joining Michael Foods in 1995, Mr. Westphal worked for Grant Thornton LLP, an audit, tax and advisory firm.

ITEM 1A.    RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Although the risks below are organized by heading, and each risk is described separately, many of the risks are interrelated. While we believe we have identified and discussed below the material risks to us, additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
Operating and Market Risks
Measures taken to offset the impact of adverse macroeconomic conditions to maintain our profitability, including increasing prices or decreasing product sizes, may be ineffective, inadequate or unavailable or may otherwise adversely affect our businesses, financial condition, results of operations or cash flows.
From time to time, we take measures to mitigate the impact of adverse macroeconomic conditions, including increased costs for ingredients, packaging, energy, other supplies and freight and employee-related costs, through pricing measures (such as increasing the selling prices of our products or decreasing the size of our products). However, the prices charged for our products may not reflect changes in our costs or the impact of other adverse events at the time they occur or at all. When these measures are ineffective or are not implemented in a timely manner, changes in costs and the impact of other adverse macroeconomic conditions may limit our ability to maintain existing margins and could have a material adverse effect on our businesses, financial condition, results of operations and cash flows (some of which we experienced in fiscal 2023 and may experience in the future). Further, we may not be able to raise our prices sufficiently in response to cost increases or other adverse macroeconomic conditions (including if inflation or cost increases outpace our price elasticities or as a result of competitive pressures). In addition, such price increases could result in decreased sales volume or consumption or shifts to private label or other value brands, some of which we have experienced during fiscal 2023 and expect to experience during fiscal 2024. These impacts may be intensified by reductions in governmental assistance programs or incentives (as examples, the discontinuation of the heightened Supplemental Nutrition Assistance Program benefits that were put in place during the COVID-19 pandemic, which occurred during fiscal 2023, and the resumption of student loan repayments that were temporarily suspended during the COVID-19 pandemic, which occurred in October 2023).
Deterioration of general macroeconomic conditions, including periods of inflation, rising interest rates, volatility in capital markets, an economic recession or economic uncertainty, could harm our businesses, financial condition, results of operations and cash flows.
We have in the past been and may continue to be adversely affected by changes in macroeconomic conditions, including periods of inflation, rising interest rates, decreased availability of capital, volatility in financial markets, declining consumer spending rates, recessions, decreased energy availability and increased energy costs (including fuel surcharges), supply chain challenges, labor shortages, geopolitical events or tensions, the negative impacts caused by government shutdowns, the negative impacts caused by public health crises (such as the COVID-19 pandemic) and the effects of governmental initiatives to manage economic conditions.
Such adverse macroeconomic conditions and ongoing economic uncertainty have impacted us and could continue to impact us, or may impact us, in a variety of ways, including:
•consumers shifting purchases from branded to lower-priced private label or other value products, shifting purchases from traditional retail outlets to mass merchandisers and dollar stores or forgoing certain purchases altogether during economic downturns, which could result in loss of our category share or sales volume or a shift in our product mix to lower margin offerings;
•customers managing their inventory levels in response to such adverse macroeconomic conditions;
•decreased away-from-home demand, which during the COVID-19 pandemic substantially impacted our Foodservice business;
•increased volatility in commodity and other input costs;
•increased uncollectible receivables or non-performance due to the financial instability of our customers, suppliers, distributors or financial institutions;
•increases in labor-related costs;
•increases in the cost or difficulty of obtaining debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us; and
•decreases to the fair value of our fixed rate debt and increases to interest expense on our variable rate debt.

Increased costs for raw materials, energy and other supplies, or limited availability of such inputs, could negatively impact our businesses, financial condition, results of operations and cash flows.
The primary ingredients used by our businesses include wheat, oats, rice, corn, other grain products, eggs, pork and other animal proteins and fats, pasta, potatoes, bakery products, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit, nuts and water. Our Foodservice and Refrigerated Retail segments also use corn and soybean meal as the primary grains fed to layer hens. Our primary packaging materials include folding cartons, corrugated boxes, flexible and rigid plastic film, trays and containers, beverage packaging, plastic lined cartonboard, large format bags and steel cans and lids. In addition, our manufacturing operations use large quantities of natural gas, electricity, diesel fuel, carbon dioxide, sanitizing supplies and personal protective equipment. Considerable amounts of diesel fuel also are used in connection with the distribution of our products, including in our internal fleets. The supply and price of these inputs are subject to market conditions and are impacted by many factors beyond our control, including inflation, labor shortages, increased fuel costs, limited freight carrier availability, public health crises, strikes or other labor unrest, war or armed hostilities (such as the ongoing conflict in Ukraine and the Israel-Hamas war), geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, increased demand, increased compliance costs associated with new or changing government regulations, any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, fire, water stress, animal feed costs, agricultural yield, governmental programs, incentives or controls, regulations or trade and tariff policies, insects, plant diseases, diseases affecting livestock (such as the fiscal 2015, 2022 and 2023 avian influenza outbreaks and the 2013 PEDV swine outbreak) and milk price supports established by the USDA. From time to time, higher prices for natural gas, electricity and fuel also increase our ingredient, production and delivery costs. In addition, the prices of inputs may increase as we pursue more sustainable, specially sourced or certified raw materials or alternative energy sources, including mandatory or voluntary transitions to low carbon renewables, some of which we have experienced.
While, historically, including during the COVID-19 pandemic, the prices of certain of our raw materials, energy and other supplies used in our businesses have fluctuated, unfavorable macroeconomic conditions, including inflation, labor shortages and rising interest rates, have caused our raw materials and other input costs to increase. We expect these pressures to continue into fiscal 2024 for certain categories, but for our domestic operations, at a slower rate than we experienced in fiscal 2023. Similarly, from time to time, we experience diminished supply or shortages of certain of our inputs, which have resulted, and may in the future result, in us paying increased costs for such inputs or have impacted, and may in the future impact, our ability to produce our products. Although we try to manage the impact of increases in certain of these costs by using hedges to lock in prices on quantities required to meet our anticipated production requirements, if we fail, or are unable, to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs, and our businesses, financial condition, results of operations and cash flows could be adversely affected.
Disruption of our supply chain could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
In coordination with our suppliers, third-party manufacturers and distributors, our ability to make, move, store and sell products is critical to our success. From time to time, damage or disruption to our collective supply, manufacturing, warehousing or distribution capabilities resulting from inflation, the need for repairs or enhancements at facilities (including delays in repairing, obtaining and installing equipment), execution issues, labor shortages, insufficient product or raw material availability, operational or financial instability of parties in our supply chain, limited freight carrier availability, public health crises (such as the COVID-19 pandemic), strikes or other labor unrest, governmental restrictions or mandates, war or armed hostilities, geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, border closures, any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, fire or evacuations related thereto, water stress, insects, plant diseases, diseases affecting livestock (such as the fiscal 2015, 2022 and 2023 avian influenza outbreaks and the 2013 PEDV swine outbreak), explosions, cybersecurity incidents, workforce disruptions (including as a result of widespread employee illness or widespread employee absenteeism) or other reasons impairs our ability to source inputs or manufacture, sell or timely deliver our products. Competitors are, from time to time, affected differently by any of these events depending on a number of factors, including the location of their operations, suppliers, third-party manufacturers and distributors. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events when they occur, particularly when an input is sourced from, or a product is manufactured at, a single location, could adversely affect our businesses, financial condition, results of operations and cash flows and require additional resources to restore our supply chain.
In addition, construction of new or expansions of existing manufacturing facilities and other capital projects could result in manufacturing delays and increased costs (some of which we have experienced and may continue to experience). Further, any construction delays, including those resulting from equipment delays, could impact future demand for our products. If we are unable to complete capital projects within anticipated time frames and within our cost estimates, our businesses, financial condition, results of operations and cash flows could be adversely impacted.

We may not be able to operate successfully if we lose the services of key employees or are unable to recruit, hire, retain and develop a qualified and diverse workforce.
Our employees are critical to our success. We depend upon the skills, working relationships and continued services of key employees, including members of our senior management team. In addition, our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop a qualified and diverse workforce to operate and expand our businesses. We compete with other companies both within and outside of our industry for skilled and talented people. During the COVID-19 pandemic, certain of our businesses experienced heightened employee turnover and labor shortages, resulting in increased labor-related costs and our inability to meet consumer demand for certain of our products. Furthermore, as a result of such heightened employee turnover, certain of our businesses lost institutional knowledge. As a general matter, recruitment and retention of talent remains challenging in the current employment environment. In addition, a member of our senior management team or other key employee may find it necessary to take a leave of absence due to medical or other reasons. If we lose the services of key employees, including one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse talent to operate and expand our businesses, our businesses, financial condition, results of operations and cash flows could be harmed. Activities relating to recruiting, hiring, integrating and training our workforce also may require significant time and expense.
Our President and Chief Executive Officer is currently on medical leave, and our Executive Vice President and Chief Operating Officer has been appointed to also serve as our Interim President and Chief Executive Officer. The effectiveness of this transition, and any further transition, or the loss of services of any member of our senior management team, including our President and Chief Executive Officer or our Interim President and Chief Executive Officer and Executive Vice President and Chief Operating Officer, could materially adversely impact our businesses, financial condition, result of operations or cash flows, significantly delay or prevent the achievement of our strategic objectives and operating goals and cause volatility in our stock price.
We are currently dependent upon third parties for the supply of materials for and the manufacture of many of our products. Our businesses could suffer as a result of a third party’s inability to supply materials for our products or produce our products for us on time or to our specifications.
Our businesses rely on independent third parties for the supply of materials for and the manufacture of many products. Our businesses could be materially affected if we fail to develop or maintain our relationships with these third parties, if any of these third parties is unable to fulfill its obligations to us, if any of these third parties fails to comply with governmental regulations applicable to the supply of materials for or the manufacturing of our products or if any of these third parties ceases doing business with us or goes out of business. Additionally, from time to time, we experience operational difficulties with these third parties, which may include increases in costs, reductions in the availability of materials or production capacity, delays in the addition of incremental capacity, failures to meet shipment or production deadlines, including as a result of public health crises (such as the COVID-19 pandemic) and related governmental restrictions or mandates and any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, fire and water stress, cybersecurity incidents, errors in complying with specifications and insufficient quality control. The inability of a third-party supplier or manufacturer to ship orders in a timely manner or in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our businesses, reputation, financial condition, results of operations and cash flows. In addition, certain of our relationships with third-party manufacturers and suppliers require us to purchase minimum volumes, and we could incur significant penalties if we do not purchase the minimum quantities required under these commitments.
U.S. and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers, third-party manufacturers, customers, distributors or financial institutions.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which have caused the spreads to applicable reference U.S. Treasury notes on prospective debt financings to widen considerably. In the past, such circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing, any of which could occur in the future. Further, our access to funds under our revolving credit facilities is dependent on the ability of the financial institutions that are parties to such facilities to meet their respective funding commitments. Unfavorable macroeconomic conditions, including inflation, supply chain challenges, labor shortages, high interest rates, lower consumer confidence, foreign currency exchange volatility, volatility in global capital markets, recession risks and macroeconomic uncertainty, have caused, and may in the future cause, periods of increased volatility and pricing in the credit and capital markets. If such periods of increased volatility recur, it may become more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or debt financings, refinance our existing debt or sell our assets. These and other events affecting the credit and capital markets also have had, and may in the future have, an adverse effect on other financial markets in the U.S. Our businesses also could be negatively impacted if our suppliers, third-party manufacturers, customers or distributors experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations, limit our ability to expand our businesses, result in interruptions to our businesses or increase our interest expense, any of which could have a material adverse impact on our businesses, financial condition, results of operations and cash flows.
Our financial results may be adversely affected by increases in freight costs or limited freight carrier availability.
We rely on trucking and railroad operators to deliver ingredients to manufacturing locations and to deliver our finished products to our customers. Freight costs are impacted by many factors beyond our control, including inflation, labor shortages, increased fuel costs, limited freight carrier availability, public health crises (such as the COVID-19 pandemic), strikes or other labor unrest, war or armed hostilities (such as the ongoing conflict in Ukraine), geopolitical events or tensions (such as between the U.S. and China), national or international disputes, terrorism or other acts of violence, increased demand, increased compliance costs associated with new or changing government regulations and any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events. During fiscal 2022, we experienced increased freight costs, which leveled off during fiscal 2023, and we could experience increased freight costs in the future. In addition, shortages of freight operators may impact our ability to manufacture and deliver our products (some of which we have experienced).
We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
Consumer and customer preferences and behaviors evolve over time due to a variety of factors. The success of our businesses depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors and to continue to develop and offer products that appeal to consumers and customers through the sales channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of products, consumer at-home and on-the-go consumption patterns, shifts to private label or other value products, preferences for certain sales channels, concerns regarding the health effects of products, attention to sourcing practices relating to raw materials, animal welfare concerns, environmental concerns (including climate change) regarding packaging and manufacturing processes and attention to other social and governance aspects of our Company (including our products and operations) and of others in our supply chain. Any significant changes in consumer or customer preferences and behaviors and our inability to anticipate or react to such changes could result in reduced demand for our products, which could negatively impact our businesses, financial condition, results of operations and cash flows.
In recent years, including during the COVID-19 pandemic, consumer shopping through eCommerce websites and mobile commerce applications has been prominent, and this trend is altering the retail landscape in which many of our products are sold and is intensifying competition by simplifying distribution and lowering barriers to entry. If we or our customers are unable to effectively compete in the eCommerce market or develop the data analytics capabilities needed to generate actionable commercial insights, and appropriately act on such insights, our businesses, financial condition, results of operations and cash flows could be adversely impacted. Also, certain weight loss drugs, which may suppress a person’s appetite, may impact demand for our products. In addition, our Foodservice and Refrigerated Retail businesses are, and will continue to be, affected by changing preferences and requirements as to the housing of layer hens, as well as certain other farm animals. Many restaurant chains, foodservice companies and grocery chains have announced goals to transition to a cage-free egg supply, as well as goals for other farm animal initiatives, by specified future dates. Also, several states have enacted, or may in the future enact, provisions providing for specific requirements for the housing of certain farm animals. Meeting anticipated customer demand has resulted, and will continue to result, in additional operating and capital costs to procure cage-free eggs, to modify existing layer facilities and to construct new cage-free layer housing and to comply with other farm animal initiatives. Also, our businesses are, and we expect will continue to be, affected by changing preferences and requirements as to the environmental and social impacts of products. Several of our customers have announced goals to transition to recyclable, compostable or reusable packaging or require certified ingredients for specific products. From time to time, these changing preferences and requirements require us to use specially sourced ingredients and packaging types that are more difficult to source or entail a higher cost or incremental capital investment, including within our manufacturing processes, which we may not be able to pass on to customers.
Our sales and profit growth are dependent upon our ability to expand existing market penetration, enter into new markets and enhance our product portfolio with innovative and profitable products.
Successful growth depends upon our ability to add new retail and foodservice customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio with new innovative and profitable products. The development and introduction of new products involves risks, such as the investment associated with developing and marketing such new products, uncertainties regarding trade and consumer acceptance of such new products, the timeliness of such new product introductions and the potential for such new products to cause a decline in sales of our existing products. In addition, our growth depends upon our ability to obtain new customers while also expanding our business with existing customers. Our failure to successfully add new customers, enter into new markets, expand our business with existing customers or enhance our product portfolio could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Damage to our reputation could adversely impact our businesses, financial condition, results of operations and cash flows.
Our reputation could be adversely affected by a number of factors, including adverse publicity about us, our business practices, products, packaging, ingredients or sponsorship or endorsement relationships (whether or not valid), our suppliers’ or third-party manufacturers’ business practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, real or perceived health concerns regarding our products, lawsuits filed against us, our suppliers or our third-party manufacturers, our products becoming unavailable to consumers, consumer perceptions that we have acted in an irresponsible manner, any failure or perceived failure to achieve sufficient environmental, social and governance performance or any failure or perceived failure to act in a manner consistent with stakeholder expectations. In addition, negative perceptions of the food and beverage and pet food industries in their entirety, or segments of the food and beverage and pet food industries in which we operate, may heighten attention from consumers, third parties, the media, governments, our shareholders and other stakeholders and could adversely affect our reputation. The use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative social media posts or comments about us, our business practices, brands, products, ingredients, packaging, sponsorship or endorsement relationships, suppliers or third-party manufacturers or the food and beverage and pet food industries generally (whether or not valid) in the media could damage our brands and reputation. If we do not maintain favorable perceptions of our Company or brands or if we experience a loss of confidence in us or our products, our businesses, financial condition, results of operations and cash flows could be adversely impacted.
Agricultural diseases or pests could harm our businesses, financial condition, results of operations and cash flows.
Many of our business activities are subject to a variety of agricultural risks, including agricultural diseases and pests, which can adversely affect the quality and quantity of the raw materials we use and the products we produce and distribute (or have produced or distributed by third parties), as well as increase the costs of production. Any actual or potential contamination of our products could result in product recalls, market withdrawals, product detentions, safety alerts, cessation of manufacturing or distribution or, if we fail to comply with applicable FDA, USDA or other U.S. or international regulatory authority requirements, enforcement actions. We also could be subject to product liability claims or adverse publicity if any of our products are alleged to have caused illness or injury.
Avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. In fiscal 2015, an avian influenza outbreak occurred in the Midwest of the U.S., affecting a substantial portion of our owned and third-party contracted flocks. In addition, in fiscal 2022 and early fiscal 2023, we were impacted by outbreaks of avian influenza. Although we utilize biosecurity measures at our layer locations to protect against disease exposures, if our facilities are exposed to diseases and pests, such exposure could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. In addition, diseases affecting livestock (including PEDV) occasionally impact sow supply, which could adversely affect our businesses, financial condition, results of operations and cash flows.
Technology failures or cybersecurity incidents could disrupt our operations and negatively impact our businesses.
Information technology is critically important to our operations. We rely on information technology networks and systems to process, transmit and store operating and financial information, to comply with regulatory, legal and tax requirements and to manage and support our business processes and activities, including our manufacturing operations. We also depend upon our information technology infrastructure for electronic communications among our locations, personnel, customers and third-party manufacturers and suppliers. With a number of employees working remotely in our workforce, our traditional network boundaries have been extended past our physical facilities, requiring that we protect our systems and data in environments that we do not control. In addition, third parties in our supply chain and other third-party providers, including our third-party suppliers, manufacturers, distributors and service providers (“Third Parties”), could be a source of security risk to us, or cause disruptions to our normal operations, in the event of a breach of their products, components, networks, security systems or infrastructure.
If we do not build and sustain the proper technology infrastructure or maintain or protect the related automated and manual control processes, or if one of our Third Parties fails to provide the products or services we require, we could be subject to, among other things, billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. Our and our Third Parties’ information technology systems may be vulnerable to a variety of invasions, interruptions or malfunctions due to events beyond our or their control, including natural disasters, user error, terrorist attacks, telecommunications failures, power outages, computer viruses, ransomware and malware, hardware and software failures, cybersecurity incidents, hackers and other causes. Such invasions, interruptions or malfunctions could negatively impact our businesses. If any of our or our Third Parties’ significant information technology systems suffers severe damage, disruption or shutdown, including by malicious or unintentional actions of contractors or employees or by cyber attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, businesses, financial condition, results of operations and cash flows may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, competitive loss, litigation, violation of data privacy laws, reputational damage and other losses from such events, including any leaks of confidential or personal information resulting therefrom. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, such insurance programs are costly, and the costs could increase substantially over time.
Cyber attacks and other cybersecurity incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by individuals and groups (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, fraud, identity theft, public embarrassment with the intent to cause financial or reputational harm, corporate or nation-state espionage, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Our and our Third Parties’ networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our and their operating environments potentially resulting in cyber intrusions, hacks or ransom attacks with intent to disrupt our and their business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, vendor information and other sensitive business information, including acquisition activity, non-public financial results and intellectual property (“General Cyber Events”). Although we have not detected a material security breach to date, nor have we had a material impact resulting from a breach of one of our Third Parties, we have had and continue to experience General Cyber Events or other events of this nature and expect them to continue.
We implement and maintain systems and processes aimed at detecting and preventing information and cybersecurity incidents, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of information and cybersecurity incidents and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the use of generative artificial intelligence and personal mobile and computing devices that are outside of our network and control environments. Risks associated with such incidents and activities include theft of funds and other monetary loss, the disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information), the effects of which could be compounded if not detected or reported quickly. An information or cybersecurity incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
Labor strikes or work stoppages by our employees could harm our businesses.
Some of our full-time production, maintenance and warehouse employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by strikes or work stoppages. If a strike or work stoppage were to occur, our businesses, financial condition, results of operations and cash flows could be adversely affected. In addition, we periodically renegotiate the collective bargaining agreements in place at our facilities as such agreements expire, and we expect such agreements to be more difficult to negotiate due to, among other factors, heightened expectations from union members on wages, labor market conditions and inflation. As such agreements expire, if we are unable to enter into new agreements on favorable terms, our businesses, financial condition, results of operations and cash flows could be adversely impacted. Further, there is no guarantee that we will be able to enter into new agreements in a timely manner, and if new agreements are not reached, there could be interruptions in production at the respective facilities. In addition, we could be subject to unionization efforts at our non-union facilities. Increased unionization of our workforce could lead to disruptions in our businesses, increases in our operating costs and constraints on our operating flexibility.
In the event of a strike or work stoppage, we have contingency plans in place to hire additional labor or manufacture products in other locations to mitigate disruption to our businesses. However, there are limitations inherent in any plan to mitigate disruption to our businesses in the event of a strike or work stoppage, and particularly in the case of a prolonged strike or work stoppage, there can be no assurance that it would not have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Our international operations subject us to additional risks.
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our financial and operational performance. These risks include:
•restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;
•unfavorable changes in trade agreements or treaties, tariffs, quotas, trade barriers, import or export licensing requirements or other trade restrictions;

•unfavorable changes in local regulatory requirements that impact our ability to sell our products in that country;
•unfavorable currency exchange rates;
•challenges associated with cross-border product distribution, including those that were caused (in the case of the COVID-19 pandemic) or may in the future be caused by a public health crisis;
•the occurrence of a public health crisis, such as the COVID-19 pandemic, which may cause us or our distributors, third-party manufacturers, vendors or customers to temporarily suspend our or their respective operations in the affected city or country;
•increased exposure to general market and economic conditions, political and economic uncertainty and volatility and other events, including social unrest, government shutdowns, terrorist activity and other acts of violence, acts of war and other armed hostilities (such as the ongoing conflict in Ukraine) and travel restrictions, outside of the U.S.;
•compliance with U.S. laws and regulations affecting operations outside of the U.S., including anti-corruption regulations (such as the U.S. Foreign Corrupt Practices Act), and changes to such laws and regulations;
•compliance with treaties, antitrust and competition laws, data privacy laws (including the General Data Protection Regulation and the E.U.’s retained law version of the General Data Protection Regulation and the E.U.-U.S. Data Privacy Framework), anti-corruption laws (including the U.K. Bribery Act), food safety and marketing laws and other regulatory requirements and a variety of other local, national and multi-national regulations and laws in multiple jurisdictions and changes to such treaties, laws and regulations;
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
•unfavorable changes in labor conditions and difficulties in staffing our operations; and
•the difficulty and costs of designing and implementing an effective data security and control environment across diverse regions and employee bases.
In addition, the exit of the U.K. from the E.U. (“Brexit”) in 2020 created uncertainty surrounding certain of our businesses. While trading through Brexit has become normal course of business, we continue to plan for and mitigate risks to production post-Brexit. Specifically, as the E.U. and the U.K. amend legislation and regulations post-Brexit, there is a risk of increased divergence between the E.U. and the U.K. regulatory regimes, and we continue to monitor for divergence in regulations which could impact our supply chain operations. We also closely monitor and manage our inventory levels of imported raw materials and finished goods in the U.K. Despite our efforts to control costs, we have continued to see inflationary cost pressures rise in our U.K. business during fiscal 2023, as we also have experienced in other markets. If Brexit, or new trade arrangements between the U.K. and the E.U., negatively impact the U.K. economy or result in disagreements on trade terms, then the impact to our operations, financial condition, results of operations and cash flows could be material.
Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. Because we have operations and assets in foreign jurisdictions, as well as a portion of our contracts and revenues denominated in foreign currencies, and our consolidated financial statements are presented in U.S. dollars, we must translate our foreign assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our consolidated financial statements. Our principal currency exposures are to the British pound sterling, the Euro and the Canadian dollar. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net investment in a foreign operation, and our businesses, financial condition, results of operations and cash flows may be negatively affected.
National or international disputes, political instability, terrorism, war or armed hostilities may cause damage or disruption to us and our employees, facilities, suppliers, customers and information systems and could adversely affect our businesses, financial condition, results of operations and cash flows.
Geopolitical events, national or international disputes, political instability, terrorism or other acts of violence, war or armed hostilities, such as the ongoing conflict in Ukraine and the Israel-Hamas war, may cause damage or disruption to our operations, international commerce and the global economy. The reactions of governments, markets and the general public to such events, including economic sanctions, trade restrictions, tariffs and boycotts, may result in a number of adverse consequences for our businesses, suppliers and customers. Such events could lead to supply chain and transportation disruptions, constrained availability of raw materials and other commodities, inflation, increased commodity, energy and fuel costs, cyber attacks, breaches of information systems, foreign currency fluctuations and other disruptions that could adversely affect our businesses and our customers, distributors and suppliers. Such events also could result in physical harm to our or our customers’, distributors’ or suppliers’ employees and property. In addition, such events could cause increased volatility in the capital markets, which could negatively impact our ability to obtain additional financing or refinance our existing debt obligations on commercially reasonable terms or at all. Any such events, including the ongoing conflict in Ukraine and the Israel-Hamas war, may also have the effect of heightening many of the other risks described herein, such as those relating to capital markets, raw materials, energy and freight costs, our supply chain, information security and market conditions, any of which could negatively affect our businesses, financial condition, results of operations and cash flows.
Although we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers in those countries, our businesses and operations have been negatively impacted by increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain raw materials and other commodities, and declarations of force majeure by certain suppliers. These and other impacts have caused, and may continue to cause, an adverse effect on our businesses, financial condition, results of operations and cash flows that may be material. Similarly, although we do not have operations, or significant direct exposure to customers, in Israel or Gaza, our businesses and operations could be negatively impacted by increased energy costs, supply chain disruptions or adverse impacts on customers.
Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our businesses, reputation and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause increases in the frequency or severity of any acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, fire and water stress. If any of these climatic events has a negative effect on agricultural productivity, we may be subject to disruptions in the availability or less favorable pricing for certain raw materials that are necessary for our products, including wheat, oats, corn and other grain products, sugar, fruit, nuts, eggs, potatoes, animal proteins and dairy products. In addition, increases in the frequency and severity of extreme weather or natural disasters may result in damage or disruptions to our manufacturing operations or our third-party manufacturers’ operations, disrupt our supply chain or distribution channels, impact demand for our products, increase our insurance or other operating costs or require us to make additional mandatory or voluntary capital expenditures. Also, water is essential to our businesses and the safety of our products, and the impacts of these climatic events may cause unpredictable availability of, or usage restrictions on, water of acceptable quality, which may lead to, among other things, adverse effects on our operations.
The increasing concern over climate change and related environmental sustainability matters also may result in more federal, state, local and foreign legal requirements, including requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water, implement new sustainability initiatives or comply with additional disclosure obligations. Collecting, measuring, analyzing and auditing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Our compliance, or our customers’, suppliers’ or third-party manufacturers’ compliance, with existing laws and regulations and new laws or regulations enacted in the future, or any changes in how existing laws or regulations are enforced, administered or interpreted, may lead to an increase in compliance costs, cause changes in the way operations are conducted or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Also, our customers or consumers may place increased priority on purchasing products that are sustainably grown and made and certified as such, requiring us to incur increased costs for additional transparency, due diligence and reporting and for the inputs for such products. Further, our businesses could be adversely affected if we are unable to remain effectively aligned with expectations from the media, shareholders and other stakeholders, which expectations may contradict one another, on strategy, performance and disclosure on climate change and other environmental, social and governance matters, which could result in reduced demand for our products or adverse impacts on our ability to raise capital or could divert the attention of management and our employees from operating our businesses. Any failure to meet or delay in meeting, or perceived failure to meet or delay in meeting, stakeholder expectations on environmental, social and governance matters or any perception of a failure to act responsibly with respect to environmental, social or governance matters could lead to adverse publicity, which could damage our reputation, which in turn could adversely impact our financial results or our ability to raise capital, as well as expose us to regulatory and legal risks.

Public health crises may adversely impact our financial and operational performance.
Public health crises, such as the COVID-19 pandemic, and measures taken by governments, businesses and individuals in response to such crises may have significant impacts on our businesses. During the COVID-19 pandemic, we experienced, among other impacts, shifts away from consumption of our foodservice and certain on-the-go products due to reduced consumer traffic or changes in consumer preferences, adverse impacts on our operations and the operations of third parties in our supply chain resulting in disruptions in our ability to manufacture and deliver our products, adverse impacts on our operating costs, unexpected variability and volatility in consumer demand and delays or modifications to our strategic plans and other initiatives. The COVID-19 pandemic also resulted in broader economic and operational challenges, including heightened inflation, labor shortages, volatility in commodity and operating costs and supply chain disruptions, and some of such adverse economic conditions continue to impact us. Public health crises evolve rapidly, and the severity, magnitude and duration of such public health crises are uncertain and difficult to predict. Future public health crises may result in similar impacts or additional challenges that we may not be able to foresee. Any public health crisis also may heighten or manifest other risks set forth herein. Any of these impacts may be material to our businesses, financial condition, results of operations and cash flows.
Industry Risks
We operate in categories with strong competition.
The human and pet food categories in which we operate are highly competitive. Competition in our categories is based on, among other things, brand appeal, recognition and loyalty, taste, nutritional value, price, ingredients, product quality, product availability, variety, innovation, distribution, shelf space and product visibility, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. The ability of our retail businesses to compete may be limited by an inability to secure new retailers or maintain or add shelf or retail space for our products. Retailers may not provide us sufficient, if any, shelf space, and online retailers may not provide access to, or adequate product visibility on, their platforms. Certain weight loss drugs, which may suppress a person’s appetite, may cause competition in our product categories to increase, if consumers reduce purchases of certain types of foods or of food products altogether. Some of our competitors may have substantial financial, marketing and other resources and may spend more aggressively on advertising and promotional activities than we do. In addition, smaller competitors have been gaining market share in categories in which our retail businesses compete. In most of our categories, we compete not only with widely advertised branded products, but also with private label and store brand products. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures or can result in increased capital, marketing or other expenditures. Competitive and customer pressures, as well as industry supply and market demand, also may limit our ability to increase prices, including in response to increased costs (such as those resulting from inflation). Also, our competitors continue to expand and evolve their usage of social media networks and digital platforms to advertise products. If we are unable to compete in this environment and use social media and digital platforms effectively, our businesses, financial condition, results of operations and cash flows could be adversely impacted.
Our Post Consumer Brands and Weetabix segments operate in the mature RTE cereal category, and the weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
Our Post Consumer Brands and Weetabix segments produce and distribute branded, licensed and private label RTE cereals and hot cereals, other cereal-based food products and muesli, selling products to grocery stores, discounters, retailers, foodservice distributors, wholesalers and convenience stores primarily across the U.S., Puerto Rico, Canada, Mexico, the U.K. and Ireland. Despite the strong demand experienced during the COVID-19 pandemic starting in March 2020 and continuing through the first half of fiscal 2021, the RTE cereal category had previously been experiencing weakness in recent years, and the RTE cereal category has since returned to demand levels largely in line with pre-pandemic levels. Continuing weakness in the RTE cereal category, or the weakening of our major products competing in this category, could have a material adverse impact on our businesses, financial condition, results of operations and cash flows.
The loss of, a significant reduction of purchases by or the bankruptcy of a major customer may adversely affect our businesses, financial condition, results of operations and cash flows. In addition, consolidation of our customer base, as well as competitive, economic and other pressures facing our customers, may hurt our volumes or profit margins.
A limited number of customers represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for 17.3% of our consolidated net sales in fiscal 2023. Walmart also is the largest customer of our Post Consumer Brands segment, accounting for 32.6% of Post Consumer Brands’s net sales in fiscal 2023. The largest customers of our Weetabix segment, Tesco and Asda, accounted for 28.3% of Weetabix’s net sales in fiscal 2023. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 40.5% of the segment’s net sales in fiscal 2023. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 32.9% of the segment’s net sales in fiscal 2023. For purposes of this risk factor, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club.

The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, club stores, supercenters, mass merchandisers, pet supply retailers and national restaurant chains. The competition to supply products to these high-volume customers is intense. Our customers generally are not contractually obligated to purchase from us, and they frequently reevaluate the products they carry. A decision by any of our major customers to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends, sell another brand on an exclusive or priority basis, reduce shelf space allotted to our products, demand reduced pricing or change the manner of doing business with us could reduce our revenues and materially adversely affect our businesses, financial condition, results of operations and cash flows. Our retail customers also may offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our businesses, financial condition, results of operations and cash flows may be adversely affected.
Over the past several years, the retail and foodservice channels have undergone significant consolidations, and mass merchandisers and non-traditional retailers, including online food retailers and discount retailers, have been gaining market share. As this trend continues and such customers grow larger, they from time to time seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on private label and other value brands and increased promotional programs. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories. If we are unable to respond to this environment, our profitability or volume growth could be negatively impacted. Additionally, if any of our existing retailer or distributor customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired retailer or distributor. These consolidations also may adversely impact the ability of our smaller customers to effectively compete. The consolidation in the retail and foodservice channels also increases the risk that adverse changes to our customers’ business operations or financial performance could have a material adverse effect on us. Further, the traditional retail grocery outlets in the U.S. where certain of our businesses are concentrated have experienced slower growth in recent years than other retail channels, such as discount and dollar stores, direct-to-consumer brands, subscription services, club stores and eCommerce retailers. This trend accelerated during the COVID-19 pandemic, and we expect it to continue in the future. Our businesses may be adversely affected if such non-traditional retailers take significant additional market share away from traditional retailers, if we are unable to effectively participate in such non-traditional retail channels, if our customers fail to find ways to create digital tools and capabilities to enable them to grow their businesses or if consumer price deflation occurs as a result of this trend.
Our private label products may not be able to compete successfully with nationally branded products.
We participate in the private brand food category, producing and distributing private label products, including through our ownership interest in 8th Avenue. In many cases, competitors with nationally branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers and distributors becomes more challenging because the price differential between private label products and branded products may become less significant. Competitive pressures or promotions of branded products could cause us, 8th Avenue or our or 8th Avenue’s customers to lose sales, which may require us or 8th Avenue to lower prices or increase the use of discounting or promotional programs, each of which could adversely affect our or 8th Avenue’s margins, businesses, financial condition, results of operations, profitability and cash flows.
Strategic Risks
We may be unable to successfully integrate the Pet Food operations and realize the anticipated benefits of the acquisition, or the parties may be unable to fulfill their obligations under agreements related to the acquisition.
The Pet Food acquisition involves the combination with us of a business that has operated independently of us and represents our entry into the pet food industry and category. We are devoting significant management attention and resources to integrating business practices, cultures and operations of our pre-acquisition businesses and the Pet Food operations and to offering a new platform of pet food products. Potential difficulties we may encounter as part of the integration process include the following:
•the inability to successfully combine our pre-acquisition businesses with the Pet Food operations in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;
•the challenges of providing a new offering of pet food products for which we have limited experience and of integrating complex information technology systems, operating procedures, regulatory compliance programs, technology, networks and other assets acquired as part of the Pet Food acquisition in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Pet Food acquisition, including cash costs for integration that may exceed the cash costs that we currently anticipate;
•our inability to comply with our obligations to manufacture certain products for The J. M. Smucker Company (“Smucker”) under a co-manufacturing agreement;
•our dependence on Smucker to continue to manufacture certain products and to provide certain services and information, including financial information, to us for a period of time pursuant to transition services agreements and a co-manufacturing agreement; and
•our limited post-closing indemnification or similar rights under the purchase agreement we entered into with Smucker concerning the representations and warranties Smucker made in the purchase agreement with respect to the Pet Food acquisition. No portion of the purchase price for the acquisition was held in escrow for the purpose of funding indemnifications claims, so we will have limited recourse against Smucker in the event any of the representations or warranties made by Smucker in the purchase agreement prove to be inaccurate or are breached.
Accordingly, the contemplated benefits of the Pet Food acquisition may not be realized fully, or at all, or may take longer to realize than expected.
Our announced acquisition of Perfection is subject to the satisfaction of various closing conditions and may not be consummated, which could adversely impact our businesses, financial condition, results of operations and cash flows and the price of our common stock.
On October 10, 2023, we announced that we had entered into an agreement to acquire Perfection. Completion of this acquisition is subject to certain customary closing conditions.
We expect the Perfection acquisition to be completed late in the fourth calendar quarter of 2023, our first fiscal quarter of fiscal 2024. However, there can be no assurance that all closing conditions for the acquisition will be satisfied and, if they are satisfied, that they will be satisfied in time for the closing to occur during the previously referenced time frame.
If the Perfection acquisition is not completed, our ongoing business and financial results may be adversely affected, and we will be subject to a number of risks, including the following:
•we have dedicated significant time and resources, financial and otherwise, in planning for the acquisition and the associated integration;
•we are responsible for certain transaction costs relating to the Perfection acquisition, whether or not the acquisition is completed;
•we are currently dependent on Smucker to continue to manufacture certain products for a limited period of time under a co-manufacturing agreement, and without the assets and facilities we anticipate acquiring from Perfection, we will be unable to manufacture such products on our own after the expiration of the co-manufacturing agreement;
•we may experience negative reactions from the financial markets and from our customers and employees;
•matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and
•we may be subject to litigation related to any failure to complete the acquisition or to enforcement proceedings commenced against us to perform our obligations under the purchase agreement.
If the Perfection acquisition is not completed, these risks may materialize and may adversely affect our businesses, financial condition, results of operations and cash flows, as well as the price of our common stock.
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
Evaluating potential transactions, including divestitures and joint ventures, requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support any acquired entities and information technology, personnel and other integration expenses) and may divert the attention of our management from ordinary course operating matters.
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
We have acquired multiple businesses, and we may continue to acquire other businesses, including Perfection. The successful integration of these acquisitions depends upon our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both us and the acquired businesses. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:
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
•we may encounter differences in business backgrounds, corporate cultures and management philosophies;
•integration may be more costly, time-consuming or complex or less effective than anticipated;
•we may not be able to maintain uniform standards, controls and procedures; and
•we may discover previously undetected operational or other issues, such as fraud.
Any of these factors could adversely affect our and the acquired businesses’ ability to maintain relationships with customers, suppliers, employees and other constituencies.
In addition, the success of these acquired businesses will depend, in part, upon our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our pre-existing businesses. Even if we are successful in integrating acquired businesses, these integrations may not result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or these benefits may not be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.
If the transactions we undertook relating to divestitures of our interest in BellRing do not qualify for their intended tax treatment, we may incur significant tax liabilities.
In March 2022, we completed a series of transactions related to a divestiture of a substantial portion of our interest in BellRing, which included the BellRing Contribution, the BellRing Distribution and the Debt-for-Debt Exchange. After the BellRing Distribution, we retained 14.2% of the shares of BellRing Common Stock. During August 2022, we completed the First Debt-for-Equity Exchange. Immediately after the completion of the First Debt-for-Equity Exchange, we held 3.4% of the shares of BellRing Common Stock. During November 2022, we completed the Second Debt-for-Equity Exchange, which resulted in us no longer holding any interest in BellRing. Detailed descriptions of the transactions discussed in this risk factor are provided in “Business” in Item 1 of this report under the heading “Recent Strategic Transactions – BellRing Brands, Inc.”
The BellRing Distribution was conditioned upon the receipt of a tax opinion from our tax advisor which concluded that the BellRing Distribution, together with certain related transactions, such as the Debt-for-Debt Exchange, the First Debt-for-Equity Exchange and the Second Debt-for-Equity Exchange, qualifies as a tax-free reorganization within the meaning of Sections 368(a) and 355 of the U.S. Internal Revenue Code (the “IRC”) and is eligible for nonrecognition within the meaning of Sections 355 and 361 of the IRC. The tax opinion was based on, among other things, then-current law and certain representations and assumptions as to factual matters and certain statements and undertakings made by us and Old BellRing. Any change in the then-current applicable law, which may or may not be retroactive, or the failure of any factual representation, assumption, statement or undertaking to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the U.S. Internal Revenue Service (the “IRS”) or the courts, and the IRS and/or the courts may not agree with the tax opinion. If the BellRing Distribution, the Debt-for-Debt Exchange, the First Debt-for-Equity Exchange or the Second Debt-for-Equity Exchange do not qualify as tax-free transactions for any reason, we may recognize a substantial gain for U.S. federal income tax purposes, which could materially adversely affect our businesses, financial condition and cash flows.
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
Pursuant to a tax matters agreement among us, BellRing and Old BellRing (the “Tax Matters Agreement”), BellRing has agreed to indemnify us for any tax liabilities resulting from certain events, actions or inactions that BellRing takes that could affect the intended tax-free treatment of the transactions as set forth in the Tax Matters Agreement, including causing any portion of the BellRing Distribution, the First Debt-for-Equity Exchange or the Second Debt-for-Equity Exchange to be taxable to us. BellRing’s indemnification obligations to us are not limited by any maximum amount and such amounts could be substantial. If BellRing were required to indemnify us under the circumstances set forth in the Tax Matters Agreement, BellRing may be subject to substantial liabilities and there is no assurance that BellRing will be able to satisfy such indemnification obligations.
Furthermore, pursuant to the Tax Matters Agreement, if and to the extent (i) the BellRing Distribution, the First Debt-for-Equity Exchange and/or the Second Debt-for-Equity Exchange do not qualify as tax-free transactions, (ii) such failure to qualify as tax-free transactions gives rise to adjustments to the tax basis of assets held by BellRing and its subsidiaries and (iii) BellRing is not required to indemnify us for any tax liabilities resulting from such failure to qualify as tax-free transactions pursuant to the Tax Matters Agreement, we will be entitled to periodic payments from BellRing equal to 85% of the tax savings arising from the aggregate increase to the tax basis of the assets held by BellRing and its subsidiaries resulting from such failure. Any failure by BellRing to satisfy these periodic payments, which could be substantial, could materially adversely affect our businesses, financial condition and cash flows.
Our Company has overlapping directors and management with BellRing and 8th Avenue, each of which may lead to conflicting interests or the appearance of conflicting interests.
Several of our directors and officers also serve as directors or officers of BellRing and 8th Avenue, and there are overlapping directors with such entities. Our officers and members of our Board of Directors have fiduciary duties to our shareholders. Likewise, any such persons who serve in similar capacities at any of such other companies have fiduciary duties to that company’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more other companies to which they owe fiduciary duties. In addition, some of our officers or members of our Board of Directors may own equity or options to purchase equity in one or more of such other companies. Such ownership interests may create, or appear to create, conflicts of interest when the applicable individuals are faced with decisions that could have different implications for us and the other companies. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
Financial Risks
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our businesses.
We have a significant amount of debt. We had $6,049.6 million in aggregate principal amount of total debt as of September 30, 2023. Additionally, our secured revolving credit facility had borrowing capacity of $730.3 million at September 30, 2023 (all of which would be secured when drawn).
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
•negatively impact our credit ratings;

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
•increase our vulnerability to adverse macroeconomic or industry conditions; and
•subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.
Our ability to meet expenses and debt service obligations will depend upon our future performance, which will be affected by financial, business, economic and other factors, including the impact of adverse macroeconomic conditions (including periods of inflation, rising interest rates or recessions), public health crises, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt at less favorable rates, sell assets, borrow more money or issue additional equity.
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
Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness, to refinance our existing indebtedness and to pay dividends. Financing arrangements which we enter into in the future could contain similar restrictions and could additionally require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our financing arrangements, financing arrangements which we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to pay dividends, respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:
•borrow money or guarantee debt;
•create liens;
•pay dividends on or redeem or repurchase stock or other securities;
•make investments and acquisitions;
•enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;
•enter into new lines of business;
•enter into transactions with affiliates; and
•sell assets or merge with other companies.
Various risks, uncertainties and events beyond our control, including the impact of adverse macroeconomic conditions (including periods of inflation, rising interest rates or recessions) and public health crises, could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.

Our credit agreement contains customary financial covenants, including a covenant requiring us to maintain a secured net leverage ratio (as defined in our credit agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in our credit agreement) exceeds 30% of our revolving credit commitments. In addition to the foregoing, under the terms of Joinder Agreement No. 4 dated April 26, 2023 (the “Joinder Agreement”), which provided for an incremental term loan of $400.0 million (the “Fourth Incremental Term Loan”) under our credit agreement, so long as any principal or accrued interest remains outstanding with respect the Fourth Incremental Term Loan, we are required to comply with financial covenants consisting of the foregoing secured net leverage ratio and a minimum consolidated interest coverage ratio (as defined in our credit agreement) of not less than 2.00 to 1.00, with each such financial covenant measured as of the last day of each fiscal quarter. In addition, the Joinder Agreement contain certain mandatory prepayment provisions.
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
We have designated 8th Avenue and its subsidiaries as unrestricted subsidiaries under our credit agreement and senior note indentures. Any subsidiary that is designated as unrestricted is not a guarantor under our credit agreement or under our senior note indentures, and the assets of our unrestricted subsidiaries do not secure our obligations under our credit agreement. In addition, 8th Avenue has entered into secured credit facilities that are separate from our credit agreement and senior note indentures and that restrict, among other matters, its ability to make distributions to us or engage in transactions with us. Accordingly, the financial resources and other assets of 8th Avenue and its subsidiaries may not be available to us to pay our obligations on our indebtedness or, if available, may be significantly limited.
To service our indebtedness and other cash needs, we will require a significant amount of cash. Our ability to generate cash depends upon many factors beyond our control.
Our ability to pay interest on our outstanding senior notes, to fund the settlement of our Convertible Notes, to satisfy our other debt obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, including the impact of periods of inflation, rising interest rates, recessions and public health crises, will affect our ability to make these payments.
If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we may consider other options, including:
•sales of assets;
•sales of equity;
•reductions or delays of capital expenditures, strategic acquisitions and investments; or
•negotiations with our lenders to restructure the applicable debt.
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
Many of our costs, such as raw materials, energy and freight, are impacted by factors that are outside of our control. Therefore, to offset any increases in such costs, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, or if the implementation of these projects results in unintended consequences, such as business disruptions, distraction of management and employees or reduced productivity, our businesses, financial condition, results of operations and cash flows may be adversely impacted. Labor shortages, inflation and shortages of materials have adversely affected and may continue to adversely affect our ability to timely obtain equipment and materials necessary to complete planned capital projects. Future disruptions and uncertainties for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives or impact our ability to complete projects to reduce costs or improve efficiency on planned timelines. If the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our businesses, financial condition, results of operations and cash flows may be adversely affected.
Actual operating results may differ significantly from our guidance and forward-looking statements.
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
Our balance sheet includes a significant amount of intangible assets, including goodwill, trademarks, trade names, customer relationships and other acquired intangibles. Goodwill and indefinite-lived intangible assets are expected to contribute indefinitely to our cash flows and are not amortized. Management reviews all intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (which stands for earnings before interest, income taxes, depreciation and amortization) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. In fiscal 2023, we had an impairment of goodwill and no impairments of other intangible assets. In fiscal 2022 and 2021, we had no impairments of goodwill or other intangible assets. Refer to Notes 2 and 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion of our goodwill and other intangible assets.
Increases in labor-related costs, including the costs of medical and other employee health and welfare benefits, may reduce our profitability.
Inflationary pressures, shortages in the labor market and increased competition for skilled and talented employees have increased our labor costs, which have negatively impacted our profitability, and we expect this trend to continue into fiscal 2024, although there are some economic indicators beginning to signal an alleviation of wage pressures. Although we continue to develop and enhance opportunities for efficient work processes, including using robotic technology and other artificial intelligence capabilities, an inability to automate processes in our manufacturing and distribution facilities could cause this trend of increasing labor costs to continue. Labor costs also include the costs of providing medical and other health and welfare benefits to our employees as well as certain former employees. With 11,430 employees as of November 1, 2023 (which excludes the employees of our unconsolidated subsidiaries), our profitability may be substantially affected by the costs of such benefits. Although we try to control these costs, they can vary because of changes in health care laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase in these costs could have a materially negative impact on our profitability.
Increases in interest rates may negatively affect earnings.
As of September 30, 2023, we did not have debt outstanding under our variable interest rate revolving credit facility, and we had $400.0 million of variable interest rate term loan debt and $5.3 million of municipal bond debt outstanding. We utilize derivative instruments to hedge the variable interest rate risk associated with our outstanding term loan debt. In the future, we may have additional debt outstanding with exposure to interest rate risk. As a result, we may be adversely impacted by rising interest rates. Also, at September 30, 2023, we held derivative instruments, including those hedging our variable interest rate term loan debt previously referenced, whose market values are subject to changes in the secured overnight financing rate (“SOFR”) rate. These derivative instruments have resulted, and may continue to result, in volatility in our financial results due to interest rate fluctuations.
The U.K. Financial Conduct Authority fully discontinued the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate as of June 30, 2023. With the transition from LIBOR to SOFR as the preferred alternative to LIBOR, we have transitioned and amended our contracts to reference the SOFR rate where required. Although we have not experienced, and do not expect to experience, a material adverse impact from the transition from LIBOR to SOFR, the consequences of the transition remain uncertain at this time.
Volatility in the market value of derivative instruments we use to manage exposures to fluctuations in commodity prices and interest rates may cause volatility in our net earnings.
We utilize derivative instruments to manage commodity price risk for some of our principal ingredients and energy costs. In addition, from time to time, we utilize derivative instruments to manage our interest rate risk. Changes in the fair value of these derivative instruments, which are not designated for hedge accounting, are recognized immediately in our Consolidated Statements of Operations, resulting in volatility in our net earnings. If the fair value of these derivative instruments changes in an unpredictable or significantly favorable or unfavorable manner, we may experience material adjustments within our results of operations. Refer to Notes 2 and 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion of our derivative instruments.
Gains and losses related to our commodity derivative instruments are reported in cost of goods sold in our Consolidated Statements of Operations and in unallocated general corporate expenses in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are recorded within segment operating profit. Gains and losses related to our interest rate derivative instruments are reported in income/expense on swaps, net in our Consolidated Statements of Operations.
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
We maintain and contribute to qualified defined benefit plans in the U.S., Canada and the U.K., primarily for our Post Consumer Brands and Weetabix businesses. With respect to those plans we maintain, we are obligated to ensure that such plans are funded or paid in accordance with applicable regulations. In the event the assets in which we invest do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to these plans and recognize increased expense on our financial statements.

Legal and Regulatory Risks
If our products become adulterated or contaminated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and may experience product liability claims if consumers or their pets are injured.
Selling products for human and animal consumption involves a number of risks, including contamination, spoilage, degradation, tampering, allergens, mislabeling or other adulteration. Additionally, many of the ingredients used to make certain of our products, including eggs, pork, nuts, raw potatoes and grains, are vulnerable to contamination by naturally occurring molds and pathogens, such as salmonella. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution or delivered. We may need to recall, withdraw or isolate some or all of our products if there is suspected or confirmed damage, adulteration, undeclared allergens, mislabeling, misbranding or other food safety concerns, whether caused by us or someone in our supply chain or distribution network. Such an incident could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. New scientific discoveries regarding ingredients, microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any of our products cause illness or injury, we may be liable for monetary damages as a result of claims against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers or customers from buying our products or cause production and delivery disruptions. Although we have various insurance programs in place, any of these events or a loss of consumer or customer confidence could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations or to interpretations thereof, could adversely affect our businesses.
Our businesses are subject to a variety of laws and extensive regulations administered by federal, state and local government authorities for both the countries where we manufacture or license products, primarily in the U.S., Canada and the U.K., and those where we distribute products, including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling and distribution, animal welfare, worker health and workplace safety. Changes in these legal or regulatory requirements, including new food safety requirements, revised labeling requirements for human or pet food (such as front of pack labeling requirements, changes to nutrition facts labeling and pet food label modernization), and sales or media and marketing restrictions, or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs and other financial obligations. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). Internationally, we are regulated by, among other authorities, Health Canada, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed or licensed. Certain of our businesses are subject to heightened regulations. Specifically, certain of our Foodservice and Refrigerated Retail businesses’ products are subject to continuous on-site inspections by the USDA. Such heightened regulatory scrutiny results in increased costs of operations and the potential for delays in product sales. In addition, there is some risk that product classifications could be changed by the regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs.
Governmental regulations also affect taxes and levies, tariffs, import and export restrictions, healthcare costs, energy sourcing and usage, environmental and sustainability actions and disclosures, competition, data privacy and security and related disclosures, immigration and labor issues, governmental assistance programs and incentives (as examples, the discontinuation of the heightened Supplemental Nutrition Assistance Program benefits that were put in place during the COVID-19 pandemic, which occurred during, and adversely impacted us in, fiscal 2023, and the resumption of student loan repayments that were temporarily suspended during the COVID-19 pandemic, which occurred in October 2023) and other regulatory reforms, any or all of which may have a direct or indirect effect on our businesses or the businesses of our customers, suppliers or third-party manufacturers. In addition, we could be the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children or products containing certain ingredients. We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we manufacture, sell or distribute our products.
The impact of current laws and regulations, changes in these laws or regulations or interpretations thereof or the introduction of new laws or regulations could increase the costs of doing business for us or our customers, suppliers or third-party manufacturers, causing our businesses, financial condition, results of operations and cash flows to be adversely affected. As specific examples, some states have passed laws or enacted regulations, or may do so in the future, that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs, which have resulted, and may in the future result, in us incurring additional operating and capital costs. In addition, there is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to packaging, environmental contaminants, climate change and the regulation of greenhouse gas emissions and mandatory disclosures related to such topics. Compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations, strategy, supply chain management and disclosures, which will likely require substantial time, attention and costs. The limited availability of government inspectors due to a government shutdown, government restrictions, public health crises or closed borders also could cause disruption to our manufacturing facilities. A government shutdown also could impact our ability to receive governmental approvals necessary for our businesses, such as labeling of new products.
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
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the advertising, marketing, labeling or certification of products, employment matters, environmental matters, data privacy or security or other aspects of our business. Over the past several years, there has been an increase in lawsuits filed against food and beverage companies, as well as pet food companies, alleging deceptive advertising and labeling. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation or brands. In addition, we may incur substantial costs and fees in defending such actions or asserting our rights, be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. The outcome of pending or future litigation is often difficult to predict and may have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
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
    We are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding personal information, data privacy, data protection and data security. Such laws, regulations, guidelines and principles impose varying obligations and requirements from country to country or, within the U.S., from state to state, which can create complexity in our compliance efforts. Our efforts to comply with such requirements, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation and the E.U.-U.S. Data Privacy Framework and the California Consumer Privacy Act (as modified by the California Privacy Rights Act), require significant time and resources and impose significant challenges that are likely to continue to increase over time, particularly as additional jurisdictions adopt similar requirements. In addition, if a state or other jurisdiction where we have substantial operations were to adopt new requirements, we could incur substantial compliance costs. Failure to comply with these requirements or to otherwise protect personal data from unauthorized access, use or other processing could result in substantial penalties or fines, regulatory proceedings, litigation and damage to our reputation, all of which could adversely affect our businesses, financial condition, results of operations or cash flows.

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
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, know-how, copyrights and licenses, to be a significant and valuable asset to us. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as exclusive and nonexclusive licensing agreements, third-party nondisclosure, confidentiality and assignment agreements, confidentiality provisions in third-party agreements and the policing of third-party misuses of our intellectual property. Our failure or inability to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm our businesses. In addition, as certain of our trademarks, trade names and trade secrets are subject to licenses and are shared and used by third parties, negative events outside of our control could have an adverse impact on us and our businesses, financial condition, results of operations and cash flows.
We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be costly and time-consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could require us to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any or all of which could have a negative impact on our operating profits and harm our future prospects.
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
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law and could result in negative publicity. In addition, future laws may more stringently regulate environmental matters, including greenhouse gas emissions, water use and wastewater management.
Future events, such as new or more stringent environmental laws and regulations, new environmental claims, the discovery of currently unknown environmental conditions requiring response action or more vigorous interpretations or enforcement of existing environmental laws and regulations, might require us to incur increased costs, capital expenditures or other financial obligations that could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
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
•supermajority vote requirements for certain amendments to our articles of incorporation;
•anti-takeover provisions of Missouri law which may prevent us from engaging in a business combination with an interested shareholder, or which may deter third parties from acquiring amounts of our common stock above certain thresholds; and
•limitations on the right of shareholders to remove directors.
General Risk Factors
Changes in tax laws may adversely affect us, and the IRS, another taxing authority or a court may disagree with our tax positions, which may result in adverse effects on our businesses, financial condition, results of operations or cash flows.
We are subject to taxes in the U.S. and foreign jurisdictions. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant changes. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in us. Furthermore, there is no assurance that the IRS, another taxing authority or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our businesses, financial condition, results of operations and cash flows. The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our businesses, financial condition, results of operations or cash flows.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks and uncertainties discussed in this report, announcements we make about our businesses, variations in our quarterly results of operations and those of our competitors, market data that is available to subscribers, reports by industry analysts, whether or not we meet the financial estimates of analysts who follow us, industry or market trends, investor perceptions, actions by credit rating agencies, future issuances or sales of our common stock, to the extent any Convertible Notes are converted into shares of our common stock or cash or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions, including periods of inflation, rising interest rates or recessions. In addition, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
As a result of such events or market volatility, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, this market volatility may impact our ability to raise capital through sales of our equity securities and may adversely affect the retentive power of our equity compensation plans, Further, in the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our businesses, financial condition, results of operations and cash flows, as it could result in substantial legal costs and a diversion of management’s attention and resources.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the annual deadline imposed by SOX. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. In addition, in the event that we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As discussed under the heading “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of this report, and subject to the permitted exclusion of certain elements of internal controls of Pet Food noted therein, as of September 30, 2023, management determined that our internal control over financial reporting was effective.
A shareholder’s percentage ownership in Post may be diluted in the future.
As with any publicly-traded company, our shareholders’ percentage ownership in Post may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees and the vesting of those equity awards. For a brief discussion of our equity incentive plan, see Note 19 within “Notes to Consolidated Financial Statements” in Item 8 of this report. In addition, any Convertible Notes converted into shares of our common stock will dilute the ownership of our then existing shareholders.
Actions of shareholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on our businesses.
From time to time, we may be subject to proposals and other requests from shareholders urging us to take certain corporate actions, including proposals seeking to influence our corporate policies or effecting a change in our management. In the event of such shareholder proposals, particularly with respect to matters which our management and Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our businesses could be adversely affected because responding to actions and requests of shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Additionally, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified employees, business partners and customers.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
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
We own many of our manufacturing facilities. Certain of our owned real properties may be subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes our facilities generally are in good operating condition and, taken as a whole and in conjunction with our arrangements with third-party manufacturers, are suitable and of sufficient capacity for our current operations. See “Risk Factors” in Item 1A of this report for more information about our supply chain and related risks. Utilization of manufacturing capacity varies by manufacturing facility based upon the type of products manufactured and the level of demand for those products.
Post Consumer Brands
The main administrative office for Post Consumer Brands, which we own, is located in Lakeville, Minnesota. Post Consumer Brands also leases administrative office space in Bentonville, Arkansas; Cincinnati, Ohio; Orrville, Ohio and Toronto, Ontario.
Post Consumer Brands has twelve owned manufacturing facilities located in Asheboro, North Carolina; Battle Creek, Michigan; Bloomsburg, Pennsylvania (which includes a distribution center); Jonesboro, Arkansas; Lancaster, Ohio; Lawrence, Kansas; Meadville, Pennsylvania (which includes a distribution center); Niagara Falls, Ontario; Northfield, Minnesota (which consists of two facilities and also includes a distribution center); Sparks, Nevada and Tremonton, Utah. Post Consumer Brands also leases land for another owned manufacturing facility located in Cobourg, Ontario. Post Consumer Brands maintains 6.9 million square feet of warehouse and distribution space throughout the U.S. and Canada, 2.4 million of which is owned by us and 4.5 million of which is leased by us.
Weetabix
Weetabix has three owned manufacturing facilities in the U.K. in Burton Latimer, Corby and Ashton-under-Lyne, each of which includes warehousing space. In addition, each of Weetabix’s joint ventures in Kenya and South Africa owns a manufacturing facility in those respective countries. Weetabix also leases office space in the U.K., United Arab Emirates, Spain, Holland and China.
Foodservice
The Foodservice segment has leased administrative offices in Hopkins, Minnesota. Operations for our Foodservice segment include nine owned egg products production facilities in Illinois, Iowa, Minnesota and Nebraska, and five leased egg products production facilities in Arizona, New Jersey, Pennsylvania and South Dakota. The egg products business owns five layer facilities in the U.S. Operations for our Foodservice segment include two owned potato processing facilities in Mars Hill, Maine and Chaska, Minnesota, two owned meat products processing and production facilities in Norfolk and Ravenna, Nebraska and a leased potato processing facility in North Las Vegas, Nevada. In addition, our Foodservice segment owns a ready-to-drink shake manufacturing facility in West Jefferson, Ohio, which is expected to begin manufacturing products in the first quarter of fiscal 2024.
Refrigerated Retail
The Refrigerated Retail segment has leased administrative offices in New Albany, Ohio; Cincinnati, Ohio; Rogers, Arkansas and Edina, Minnesota. In addition to certain of the egg products production facilities previously referenced for our Foodservice business, our Refrigerated Retail operations include owned sausage production plants in Hillsdale, Michigan and Xenia, Ohio. In addition to the facilities in Mars Hill, Maine and Chaska, Minnesota previously referenced for our Foodservice business, our Refrigerated Retail operations include an owned manufacturing plant in Sulphur Springs, Texas, which produces side dishes, and a leased potato and side dish processing facility in Lima, Ohio. The Refrigerated Retail segment uses an owned transportation facility in Springfield, Ohio and a leased transportation property in Talty, Texas. The Refrigerated Retail segment additionally operates an owned cheese processing and packaging facility and warehouse in Lake Mills, Wisconsin for its cheese and other dairy-case products business.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Pursuant to SEC regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the fourth quarter of fiscal 2023.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “POST”. There were 2,589 shareholders of record on November 13, 2023. We did not pay any cash dividends on our common stock during the years ended September 30, 2023 or 2022. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The information required under this Item 5 concerning equity compensation plan information is set out under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (b)
July 1, 2023 - July 31, 2023	699,982	$86.39	699,982	$278,498,727
August 1, 2023 - August 31, 2023	776,664	$88.60	776,664	$209,682,430
September 1, 2023 - September 30, 2023	83,533	$86.86	83,533	$202,426,461
Total	1,560,179	$87.52	1,560,179	$202,426,461
(a)Does not include broker’s commissions.
(b)On June 6, 2023, our Board of Directors approved an authorization to repurchase up to $400.0 million of shares of our common stock effective June 7, 2023 (the “Authorization”). The Authorization expires on June 7, 2025. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

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
This graph covers the period from September 28, 2018 through September 29, 2023.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among Post Holdings, Inc., the Russell 1000 Index and the S&P 1500 Packaged Foods & Meats Index

$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
Sep 28, 2018
Sep 30, 2019
Sep 30, 2020
Sep 30, 2021
Sep 30, 2022
Sep 29, 2023
Post Holdings, Inc.
Russell 1000 Index
S&P 1500 Packaged Foods & Meats Index

* $100 invested on 9/28/18 in stock or index.
Performance Graph Data

	Post ($)	Russell 1000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
9/28/2018	100.00	100.00	100.00
9/30/2019	107.96	103.87	114.02
9/30/2020	87.72	120.49	118.62
9/30/2021	112.36	157.78	125.29
9/30/2022	122.50	130.60	132.01
9/29/2023	128.23	158.24	135.16
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the liabilities of the Exchange Act, nor shall it be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
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
The following should be read in conjunction with the discussion and analysis of our fiscal 2022 results compared to our fiscal 2021 results, including any related discussion of fiscal 2021 results and activity, which can be found in Item 7 under the title “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2022, and such discussion and analysis is incorporated by reference herein.
On March 10, 2022, we completed the BellRing Spin-off (as defined below), which represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The following discussion reflects continuing operations only, unless otherwise indicated. See below for additional information.
OVERVIEW
We are a consumer packaged goods holding company, operating in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At September 30, 2023, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal, pet food and nut butters;
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based shakes;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
Transactions
Post Holdings Partnering Corporation
In May and June 2021, we and Post Holdings Partnering Corporation (“PHPC”), a special purpose acquisition company, consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units” and such transaction, the “PHPC IPO”), of which our wholly-owned subsidiary (“PHPC Sponsor”) purchased 4.0 million PHPC Units. Each PHPC Unit consisted of one share of Series A common stock of PHPC (“PHPC Series A Common Stock”) and one-third of one redeemable warrant to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0 million. Under the terms of the PHPC IPO, PHPC was required to consummate a partnering transaction by May 28, 2023, which could have been extended to August 28, 2023 in certain circumstances (the “Combination Period”).
Substantially concurrently with the closing of the PHPC IPO, PHPC completed the private sale of 1.1 million units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, generating proceeds to PHPC of $10.9 million (the “PHPC Private Placement”). Each PHPC Private Placement Unit consisted of one share of PHPC Series A Common Stock and one-third of one redeemable warrant of PHPC to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Private Placement Warrants”).
In addition, we, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC (the “PHPC Series F Common Stock”), had certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s amended and restated certificate of incorporation.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9 million, of which $10.7 million were deferred underwriting commissions that would have become payable to the underwriters solely in the event that PHPC completed a partnering transaction and were included in “Other current liabilities” on the Consolidated Balance Sheets at September 30, 2022.
Proceeds of $345.0 million were deposited in a trust account established for the benefit of PHPC’s public stockholders, which consisted of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0 million, which represented the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, was required by the underwriting agreement to be maintained in the trust account. These proceeds were invested only in United States (“U.S.”) treasury securities. At September 30, 2022, there was $346.8 million held in the trust account, which was included in “Investments held in trust” on the Consolidated Balance Sheets.
The public stockholders’ ownership of PHPC equity represented a noncontrolling interest (“NCI”) to us, which was classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock was redeemable at the option of the public stockholders in certain circumstances. As of September 30, 2022, the carrying amount of the redeemable NCI was recorded at its redemption value of $306.6 million on the Consolidated Balance Sheets.
As of September 30, 2022 and prior to the PHPC Redemption (as defined below), we beneficially owned 31.0% of the equity of PHPC and the net earnings and net assets of PHPC were consolidated within our financial statements. The remaining 69.0% of the consolidated net earnings and net assets of PHPC, which represented the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminated in consolidation.
On May 11, 2023, PHPC announced that it would not complete a partnering transaction within the Combination Period and that the entity would liquidate and dissolve in accordance with the terms of its amended and restated certificate of incorporation. Subsequent to the decision to liquidate and dissolve, PHPC completed certain winding-up activities, which included writing-off the deferred underwriting commissions as the underwriters agreed to waive their rights to these amounts should a partnering transaction not occur. We recorded a $10.7 million gain in connection with this write-off, which was recorded in “Other income, net” on the Consolidated Statements of Operations during the year ended September 30, 2023.
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
On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. In connection with the PHPC Redemption:
•$353.4 million of funds held in the trust account immediately prior to the PHPC Redemption were distributed to redeem all of the outstanding shares of PHPC Series A Common Stock, which reduced “Investments held in trust” on the Consolidated Balance Sheets to zero as of September 30, 2023. We received $40.9 million from the PHPC Redemption related to our ownership of 4.0 million shares of PHPC Series A Common Stock; and
•redeemable NCI of $312.5 million immediately prior to the PHPC Redemption was reduced to zero on the Consolidated Balance Sheets as of September 30, 2023.
Subsequent to the PHPC Redemption, PHPC delisted from the New York Stock Exchange (the “NYSE”) and dissolved in June 2023, and all classes of shares of PHPC equity were cancelled, including the PHPC Private Placement Units and the shares of PHPC Series F Common Stock, which were surrendered by PHPC Sponsor for no consideration. PHPC Sponsor subsequently dissolved in August 2023.
BellRing Brands, Inc.
On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Spin-off Agreement”), by and among us, Old BellRing, BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), we contributed our share of Old BellRing Class B common stock, $0.01 par value per share, all of our BellRing Brands, LLC non-voting membership units and $550.4 million of cash to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes,” and such transactions, collectively, the “BellRing Contribution”).
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

The transactions described above, including the BellRing Contribution, the BellRing Distribution and the BellRing Merger, and the Debt-for-Debt Exchange described under “Liquidity and Capital Resources” within this section, are collectively referred to as the “BellRing Spin-off.”
Our equity interest in BellRing subsequent to the BellRing Spin-off (our “Investment in BellRing”) was 14.2% immediately following the BellRing Spin-off. As a result of the BellRing Spin-off, the dual class voting structure in the BellRing business was eliminated. The BellRing Distribution was structured in a manner intended to qualify as a tax-free distribution to our shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of fractional shares of BellRing Common Stock.
On August 11, 2022, we transferred 14.8 million shares of our Investment in BellRing to repay certain outstanding debt obligations as part of the First Debt-for-Equity Exchange (as defined in “Liquidity and Capital Resources” within this section).
On November 25, 2022, we transferred the remaining 4.6 million shares of our Investment in BellRing to repay certain outstanding debt obligations as part of the Second Debt-for-Equity Exchange (as defined in “Liquidity and Capital Resources” within this section). We owned no shares of BellRing Common Stock as of September 30, 2023.
We incurred separation-related expenses of $0.1 million and $29.9 million during the years ended September 30, 2023 and 2022, respectively, related to the BellRing Spin-off and subsequent divestment of our Investment in BellRing. These expenses generally included third-party costs for advisory services, fees charged by other service providers and government filing fees and were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
For additional information on the BellRing Spin-off and the transactions to subsequently divest of our Investment in BellRing, refer to Notes 4, 5 and 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Acquisitions
On April 28, 2023, we completed our acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and certain manufacturing and distribution facilities (collectively, “Pet Food”), which is reported in our Post Consumer Brands segment. In connection with the Pet Food acquisition, we entered into a transition services agreement with Smucker (the “TSA”) pursuant to which Smucker provides certain Pet Food support services to us for a transition period of 18 months (or up to 24 months at our election) following the close of the acquisition based on the terms set forth in the TSA. Pet Food receivables and payables are settled between us and Smucker monthly on a net basis per the terms of the TSA.
We completed the Lacka Foods Limited (“Lacka Foods”) acquisition on April 5, 2022, which is reported in our Weetabix segment.
For additional information on our acquisitions, refer to Note 6 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Divestitures
We completed the sale of the Willamette Egg Farms business (the “WEF Transaction”) on December 1, 2021. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in our Refrigerated Retail segment.
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, have been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•inflationary pressures, which have driven increased input costs and therefore pricing actions within each of our respective segments (refer to “Commodity Trends and Seasonality” section below);
•shifting consumer preferences from branded to private label or other value products as consumers continue to be impacted by rising costs, which has negatively impacted sales volumes within our Refrigerated Retail, Post Consumer Brands and Weetabix segments and driven shifts in product mix toward lower margin products within our Post Consumer Brands and Weetabix segments; and
•outbreaks of avian influenza during fiscal 2022 and early fiscal 2023, which impacted our Foodservice and Refrigerated Retail segments, and drove increased costs related to production inefficiencies, egg supply constraints and higher market-based egg prices, all of which were mitigated through volume management with customers and pricing actions.

RESULTS OF OPERATIONS

	Year Ended September 30,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$6,991.0	$5,851.2	$1,139.8	19%

Operating Profit	$598.9	$415.6	$183.3	44%
Interest expense, net	279.1	317.8	(38.7)	(12)%
(Gain) loss on extinguishment of debt, net	(40.5)	(72.6)	32.1	44%
Income on swaps, net	(39.9)	(268.0)	228.1	85%
Gain on investment in BellRing	(5.1)	(437.1)	432.0	99%
Other income, net	(7.6)	(19.8)	12.2	62%
Income tax expense	99.7	85.7	14.0	16%
Equity method loss, net of tax	0.3	67.1	(66.8)	(100)%
Less: Net earnings attributable to noncontrolling interests from continuing operations	11.6	7.5	4.1	55%
Net earnings from discontinued operations, net of tax and noncontrolling interest	—	21.6	(21.6)	(100)%
Net Earnings	$301.3	$756.6	$(455.3)	(60)%
Net Sales
Net sales increased $1,139.8 million, or 19%, during the year ended September 30, 2023, when compared to the prior year. This increase was due to higher net sales within our Post Consumer Brands, Foodservice and Weetabix segments, partially offset by lower net sales in our Refrigerated Retail segment. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $183.3 million, or 44%, during the year ended September 30, 2023, when compared to the prior year. This increase was driven by higher segment profit within our Foodservice, Post Consumer Brands and Refrigerated Retail segments, partially offset by a goodwill impairment charge of $42.2 million related to our Cheese and Dairy reporting unit, lower segment profit within our Weetabix segment and increased general corporate expenses. For further discussion, refer to “Segment Results” within this section.
Interest Expense, net
Interest expense decreased $38.7 million, or 12%, for the year ended September 30, 2023, when compared to the prior year. The decrease was driven by lower average outstanding principal amounts of debt, increased interest income primarily on our investments held in trust prior to the PHPC Redemption and a lower weighted-average interest rate when compared to fiscal 2022. Our weighted-average interest rate on our total outstanding debt was 4.9% and 5.0% for the years ended September 30, 2023 and 2022, respectively.
For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.
(Gain) Loss on Extinguishment of Debt, net
During the year ended September 30, 2023, we recognized a net gain of $40.5 million related to the extinguishment of debt. The net gain primarily related to the partial repurchase of our 4.50% senior notes and our 4.625% senior notes. The net gain included debt discounts received of $42.9 million and the write-off of unamortized premiums of $0.9 million, partially offset by the write-off of debt issuance costs of $3.3 million related to our senior notes and our Third Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section).

During the year ended September 30, 2022, we recognized a net gain of $72.6 million related to the extinguishment of debt. The net gain primarily related to the partial repurchase of our 4.50% senior notes, our 4.625% senior notes and our 5.50% senior notes, partially offset by a net loss related to the partial redemption of our 5.75% senior notes. The net gain included net debt discounts received of $73.7 million and the write-off of unamortized premiums of $15.3 million, partially offset by the write-off of debt issuance costs and tender fees of $16.4 million related to our senior notes, our First Incremental Term Loan and our Second Incremental Term Loan (as such terms are defined in “Liquidity and Capital Resources”) within this section.
For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Income on Swaps, net
During the years ended September 30, 2023 and 2022, we recognized income on swaps, net of $39.9 million and $268.0 million, respectively, related to mark-to-market adjustments on our interest rate swaps. For additional information on our interest rate swaps, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.
Gain on Investment in BellRing
During the years ended September 30, 2023 and 2022, we recorded a gain related to our Investment in BellRing of $5.1 million and $437.1 million, respectively. For additional information on our Investment in BellRing, refer to Notes 4, 5 and 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Income Tax Expense
Our effective income tax rate for fiscal 2023 was 24.1% compared to 9.6% for fiscal 2022. The following table presents the reconciliation of income tax expense with amounts computed at the U.S. federal statutory tax rate.

	Year Ended September 30,
	2023	2022
Computed tax at federal statutory rate (21%)	$86.7	$188.0
State income tax, net of effect on federal tax	12.2	10.3
Non-deductible goodwill impairment charge	8.9	—
Non-deductible compensation	7.0	5.9
Valuation allowances	1.0	1.4
Enacted tax law and changes in deferred tax rates	(5.8)	0.9
Excess tax benefits for share-based payments	(5.7)	(3.6)
Income tax credits	(2.4)	(1.9)
Enhanced deduction for food donations	(1.6)	(1.0)
Gain on investment in BellRing (a)	(1.1)	(91.8)
Rate differential on foreign income	(0.2)	(10.2)
Return-to-provision and changes in prior year accruals	(0.1)	(0.5)
Net losses and basis difference attributable to equity method investment	—	(14.1)
Other, net (none in excess of 5% of statutory tax)	0.8	2.3
Income tax expense	$99.7	$85.7
(a)No income taxes have been recorded with respect to the non-cash realized and unrealized book gains on the Company’s Investment in BellRing during the years ended September 30, 2023 or 2022, as the Company fully divested its remaining Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes. For additional information on our Investment in BellRing, refer to Notes 4, 5 and 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
In fiscal 2022, our effective income tax rate differed significantly from the statutory rate primarily as a result of (i) a $91.8 million tax-effected benefit from the non-cash realized and unrealized book gains on our Investment in BellRing, which was divested in a manner intended to qualify as tax-free for U.S. federal income tax purposes, and (ii) $14.1 million of discrete income tax benefit items related to our equity method loss attributable to 8th Avenue Food & Provisions, Inc. (“8th Avenue”). See Notes 4 and 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Liquidity and Capital Resources” within this section for additional information on our Investment in BellRing and the 8th Avenue equity method loss.
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
SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, interest expense and other unallocated corporate income and expenses. The discussion of Post Consumer Brands segment profit below includes segment profit attributable to Pet Food, as it is impracticable to separately present due to the level of integration of Pet Food within the Post Consumer Brands segment.
Post Consumer Brands

	Year Ended September 30,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$3,033.1	$2,242.7	$790.4	35%
Segment Profit	$378.8	$314.6	$64.2	20%
Segment Profit Margin	12%	14%
Net sales for the Post Consumer Brands segment increased $790.4 million, or 35%, for the year ended September 30, 2023, when compared to the prior year. The increase in net sales was primarily due to the inclusion of five months of Pet Food net sales of $679.8 million. The remaining increase was driven by higher average net selling prices primarily due to increased pricing taken to mitigate inflation. Excluding Pet Food, pricing increases were partially offset by a volume decline of 5% and unfavorable product mix as branded cereal volumes declined, partially offset by increased private label cereal volumes.
Segment profit for the year ended September 30, 2023 increased $64.2 million, or 20%, when compared to the prior year. This increase was primarily driven by higher net sales, as previously discussed, partially offset by higher product costs, which included five months of incremental costs attributable to Pet Food of $503.0 million, raw material inflation of $116.7 million and higher manufacturing costs of $65.5 million, partially offset by lower freight costs of $27.7 million. In addition, employee-related expenses, integration costs, advertising and consumer spending and amortization expense increased compared to the prior year, primarily due to the inclusion of five months of Pet Food expenses.
Weetabix

	Year Ended September 30,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$512.1	$477.3	$34.8	7%
Segment Profit	$73.9	$109.5	$(35.6)	(33)%
Segment Profit Margin	14%	23%
Net sales for the Weetabix segment increased $34.8 million, or 7%, for the year ended September 30, 2023, when compared to the prior year. Excluding the impact of unfavorable foreign exchange rates and six incremental months of net sales of $14.2 million attributable to our prior year acquisition of Lacka Foods, net sales increased $42.7 million, or 9%, on 1% lower volumes. The increase in net sales was driven by higher average net selling prices primarily due to list price increases, partially offset by a shift in product mix towards private label products and increased promotional spending. Volumes declined 1%, driven by volume decreases in branded products, partially offset by increases in private label products.
Segment profit decreased $35.6 million, or 33%, for the year ended September 30, 2023, when compared to the prior year. Excluding the impact of unfavorable foreign exchange rates, segment profit decreased $32.3 million, or 30%. This decrease was primarily driven by raw material inflation of $33.4 million and higher manufacturing costs of $13.1 million, partially offset by higher net sales, as previously discussed.
Foodservice

	Year Ended September 30,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$2,425.9	$2,095.0	$330.9	16%
Segment Profit	$349.5	$151.0	$198.5	131%
Segment Profit Margin	14%	7%

Net sales for the Foodservice segment increased $330.9 million, or 16%, for the year ended September 30, 2023, when compared to the prior year. The increase in net sales was primarily driven by higher average net selling prices during the current year and the lapping of lower product demand as a result of the COVID-19 pandemic in the prior year. Egg product sales were up $289.6 million, or 16%, with volume up 4%, driven by price increases taken to mitigate cost inflation as well as the pass-through of increased grain and egg market prices. Egg volumes increased due to distribution gains in the foodservice channel, partially offset by lower food ingredient volume. Sales of side dishes were up $55.0 million, or 27%, with volume up 7%, driven by price increases taken to mitigate inflation and volume increases as a result of distribution gains. Sales of other products were down $13.7 million.
Segment profit increased $198.5 million, or 131%, for the year ended September 30, 2023, when compared to the prior year, driven by higher net sales, as previously discussed, lower freight costs of $31.7 million and lapping a provision for legal settlement and related legal fees of $18.2 million in the prior year. These positive impacts were partially offset by raw material inflation of $140.1 million, primarily driven by higher egg raw material costs due to unfavorable grain and egg market prices and higher potato raw material costs, increased employee-related expenses of $6.6 million, increased manufacturing costs of $6.5 million and higher warehousing costs of $5.2 million.
Refrigerated Retail

	Year Ended September 30,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$1,019.7	$1,036.6	$(16.9)	(2)%
Segment Profit	$69.2	$57.1	$12.1	21%
Segment Profit Margin	7%	6%
Net sales for the Refrigerated Retail segment decreased $16.9 million, or 2%, for the year ended September 30, 2023, when compared to the prior year. Net sales for the year ended September 30, 2023 were impacted by the absence of net sales as a result of the WEF Transaction. Excluding this impact, net sales decreased $9.8 million, or 1%, driven by 7% lower volumes primarily due to price elasticities and a shift towards private label products. These negative impacts were partially offset by higher average net selling prices compared to the prior year primarily due to price increases taken to mitigate input cost inflation, partially offset by increased promotional spending. Cheese and other dairy product sales were down $22.8 million, or 11%, with volume down 16%, and were additionally impacted by distribution losses. Egg product sales were down $4.6 million, or 2%, on 12% lower volumes, and were additionally impacted by avian influenza-related supply constraints. Sausage sales declined $1.9 million, or 1%, with volume down 1%. Sales of side dishes increased $24.7 million, or 6%, with volume down 4%. Sales of other products were down $5.2 million.
Segment profit increased $12.1 million, or 21%, for the year ended September 30, 2023, when compared to the prior year. This increase was driven by higher average net selling prices, as previously discussed, and lower freight costs of $8.0 million. These positive impacts were partially offset by raw material inflation of $17.9 million, increased advertising and consumer spending of $13.6 million, lower net sales volume, as previously discussed, and higher employee-related costs.
Other Items
General Corporate Expenses and Other

	Year Ended September 30,		Change in
dollars in millions	2023	2022	Dollars	Percentage
General corporate expenses and other	$222.7	$196.8	$25.9	13%
General corporate expenses and other increased $25.9 million, or 13%, during the year ended September 30, 2023, when compared to the prior year. The current year included $12.0 million of restructuring and facility closure costs, including accelerated depreciation, incurred by our Refrigerated Retail, Post Consumer Brands and Weetabix segments. The prior year included $11.1 million of restructuring and facility closure costs incurred by our Post Consumer Brands and Foodservice segments, a loss on sale of business of $6.3 million related to the WEF Transaction and a gain on assets held for sale of $9.4 million related to the sale of equipment in Klingerstown, Pennsylvania within our Foodservice segment. Excluding these impacts, general corporate expenses and other increased $21.9 million. This increase was driven by higher employee-related expenses of $19.6 million, higher acquisition-related costs of $14.6 million primarily related to Pet Food, increased mark-to-market adjustments and impairments on equity securities and investments of $14.5 million and increased net losses related to mark-to-market adjustments on economic hedges and warrant liabilities of $6.9 million. These negative impacts were partially offset by decreased separation-related expenses of $29.8 million in connection with the BellRing Spin-off and a gain related to the write-off of deferred underwriting commissions of $10.7 million in connection with the PHPC Redemption.

Impairment of Goodwill
During the year ended September 30, 2023, we recorded a goodwill impairment charge of $42.2 million related to our Cheese and Dairy reporting unit, which is reported in our Refrigerated Retail segment. There were no goodwill impairment charges recorded during the years ended September 30, 2022 or 2021. For additional information on our goodwill impairment charge, refer to Note 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the reporting period (for additional information, see Notes 4, 5, 6, 16 and 20 within “Notes to Consolidated Financial Statements” in Item 8 of this report) impacting our liquidity and capital resources:
Fiscal 2023
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
•$220.8 million principal value of our 4.50% senior notes repurchased at a discount of $31.5 million;
•$96.8 million principal value of our 4.625% senior notes repurchased at a discount of $11.4 million;
•$1.0 million principal value of our 5.625% senior notes repurchased;
•$43.5 million paid related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements;
•$345.0 million of investments held in the trust account returned in connection with the PHPC Redemption, of which $312.5 million was distributed to PHPC public stockholders;
•4.4 million shares of our common stock repurchased at an average share price of $87.13 per share and at a total cost, including broker’s commissions, of $387.1 million; and
•had outstanding letters of credit of $19.7 million under our $750.0 million revolving credit facility under our Credit Agreement (the “Revolving Credit Facility”), which reduced the available borrowing capacity under our Revolving Credit Facility to $730.3 million at September 30, 2023.
Fiscal 2022
•entered into a second amendment to our Credit Agreement to, among other provisions, facilitate the BellRing Spin-off and to change the reference interest rate applicable to revolving loan borrowings in U.S. Dollars from the London Interbank Offered Rate (“LIBOR”) to a rate based on the secured overnight financing rate;
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
•transferred 14.8 million of our shares of BellRing Common Stock to the lenders under the Second Joinder Agreement to repay $342.3 million in aggregate principal amount of the Second Incremental Term Loan (the “First Debt-for-Equity Exchange”) on August 11, 2022;
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
•4.9 million shares of our common stock repurchased at an average share price of $90.02 per share and at a total cost, including broker’s commissions, of $439.0 million; and
•had outstanding letters of credit of $19.7 million under our Revolving Credit Facility, which reduced the available borrowing capacity under our Revolving Credit Facility to $730.3 million at September 30, 2022.
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
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property. These guarantees are subject to release in certain circumstances.
Our senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries, other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries. These guarantees are subject to release in certain circumstances.
Our 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing domestic subsidiaries that have guaranteed our other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries under our other senior notes indentures, which include 8th Avenue and its subsidiaries. If, after the date our 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary guarantees any of our existing senior notes or any other debt securities we may issue in the form of senior unsecured notes or convertible or exchangeable notes, then we must cause such subsidiary to become a guarantor under the 2.50% convertible senior notes as well.
Cash Requirements
Our cash requirements under our various contractual obligations and commitments include:
•    Debt and interest obligations – See Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our debt and the timing of future principal and interest payments. For information on our interest rate swaps that require monthly settlements, see Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
•    Purchase obligations – Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company has long-term ingredient, packaging, utility and information technology commitments used to support our various businesses for periods up to fiscal 2034. Minimum amounts committed to as of September 30, 2023 were $4,511.1 million (with $1,925.2 million due in fiscal 2024), primarily related to long-term egg contracts, open purchase orders and accrued capital expenditures.
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
•    Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, payments for workers’ compensation, general liability and auto liability claim losses, unrecognized tax benefits and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheets as of September 30, 2023.
On October 7, 2023, we entered into a definitive agreement to acquire substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”) for $235.0 million, subject to working capital adjustments. Perfection is a manufacturer and packager of private label and co-manufactured pet food and baked treat products. The acquisition is expected to close in our first quarter of fiscal 2024, and we plan to use a combination of cash on hand and borrowings under our Revolving Credit Facility to fund the purchase price.
The following table presents cash flow data, which is discussed below.

	Year ended September 30,
dollars in millions	2023	2022
Cash provided by (used in):
Operating activities - continuing operations	$750.3	$384.2
Investing activities - continuing operations	(669.3)	(220.2)
Financing activities - continuing operations	(555.7)	(237.2)
Net cash used in discontinued operations	—	(151.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.8	(9.0)
Net decrease in cash, cash equivalents and restricted cash	$(472.9)	$(234.1)

Operating Activities - Continuing Operations
Cash provided by operating activities for the year ended September 30, 2023 increased $366.1 million compared to the year ended September 30, 2022, primarily driven by higher operating profit, cash inflows related to fluctuations in the timing of sales and collections of trade receivables at our Post Consumer Brands and Foodservice segments (compared to cash outflows in fiscal 2022), lower interest payments of $19.8 million and lower net payments on our interest rate swaps of $16.9 million. These impacts were partially offset by cash outflows related to fluctuations in the timing of purchases and payments of trade payables at our Post Consumer Brands and Foodservice segments (compared to cash inflows in fiscal 2022) and higher tax payments of $68.9 million.
Investing Activities - Continuing Operations
Fiscal 2023
Cash used in investing activities for the year ended September 30, 2023 was $669.3 million, primarily driven by net cash payments of $715.2 million related to the Pet Food acquisition and capital expenditures of $303.0 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments. These cash outflows were partially offset by a return of $345.0 million in connection with the PHPC Redemption which had been deposited in a trust account in connection with the PHPC IPO and the PHPC Private Placement.
Fiscal 2022
Cash used in investing activities for the year ended September 30, 2022 was $220.2 million. The cash outflow during the year ended September 30, 2022 was driven by capital expenditures of $255.3 million, net cash payments of $24.8 million primarily related to our acquisition of Lacka Foods and cash paid related to investments in partnerships of $9.0 million. These cash outflows were partially offset by proceeds from the sale of a business (related to the WEF Transaction) of $50.5 million and proceeds from the sale of property and assets held for sale of $18.0 million. Capital expenditures in the period were primarily driven by ongoing projects in our Post Consumer Brands and Foodservice segments.
Financing Activities - Continuing Operations
Fiscal 2023
Cash used in financing activities was $555.7 million for the year ended September 30, 2023. We received proceeds of $400.0 million and $130.0 million from our Fourth Incremental Term Loan and our Third Incremental Term Loan, respectively. The Third Incremental Term Loan was partially repaid through the Second Debt-for-Equity Exchange, and the remaining principal balance of $30.1 million was repaid using cash on hand. In addition, we repaid $318.6 million principal value of our 4.50%, 4.625% and 5.625% senior notes, net of $42.9 million of discounts, and $1.1 million principal value of our municipal bond, which resulted in total net repayments of debt of $306.9 million. We distributed $312.5 million to PHPC public stockholders in connection with the PHPC Redemption. We paid $387.1 million, including broker’s commissions, for repurchases of shares of our common stock and $43.5 million related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements.
Fiscal 2022
Cash used in financing activities was $237.2 million for the year ended September 30, 2022. We paid $550.4 million of cash to BellRing in connection with the BellRing Spin-off, which was partially offset by cash receipts from BellRing of $3.2 million prior to the BellRing Spin-off related to quarterly tax distributions pursuant to BellRing Brands, LLC’s amended and restated limited liability company agreement. We received proceeds of $840.0 million from our First Incremental Term Loan, which were used to repay $840.0 million principal value of our 5.75% senior notes. We received proceeds of $450.0 million from our Second Incremental Term Loan. The Second Incremental Term Loan was partially repaid through the First Debt-for-Equity Exchange and the remaining principal balance of $107.7 million was repaid using cash on hand. We repaid $712.3 million principal value of our 4.50%, 4.625% and 5.50% senior notes, net of $97.8 million in discounts. These repayments, combined with a principal payment of $1.1 million on a municipal bond, resulted in total net repayments of long-term debt of $1,563.3 million. In connection with the repayment of the 5.75% senior notes (discussed above), we paid $24.1 million in debt premiums. We received proceeds of $500.0 million and a premium of $17.5 million from our additional 5.50% senior notes issuance. We received proceeds of $575.0 million from our 2.50% convertible senior notes issuance. We paid $26.4 million in debt issuance costs and deferred financing fees primarily in connection with our additional 5.50% senior notes issuance, our 2.50% convertible senior notes issuance, our First Incremental Term Loan, our Second Incremental Term Loan and the amendment of our Credit Agreement. We paid $443.0 million, including broker’s commissions, for repurchases of shares of our common stock, which included repurchases of shares of our common stock that were accrued at September 30, 2021 and did not settle until fiscal 2022.

Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. In addition to the foregoing, under the terms of the Fourth Joinder Agreement, so long as any principal or accrued interest remains outstanding with respect to the Fourth Incremental Term Loan, we are required to comply with financial covenants consisting of the foregoing secured net leverage ratio as of the last day of each fiscal quarter and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00, measured as of the last day of each fiscal quarter. As of September 30, 2023, we were in compliance with these financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
COMMODITY TRENDS AND SEASONALITY
Our Company is exposed to regular price fluctuations primarily from purchases of raw materials, including ingredients and packaging materials, energy and other inputs. Primary exposures include wheat, oats, rice, corn, other grain products, eggs, sows, pasta, potatoes, bakery products, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit, nuts, natural gas, electricity, diesel fuel, carbon dioxide, folding cartons, corrugated boxes, flexible and rigid plastic film, trays and containers, beverage packaging, plastic lined cartonboard, large format bags and steel cans and lids. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our anticipated production requirements. In addition, we may offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.
Inflationary pressures can have an adverse effect on us through higher raw material, including ingredients and packaging, and energy costs, and we experienced input cost inflationary headwinds across all segments of our business during the year ended September 30, 2023. Raw material, including ingredient and packaging, and energy inflation has been widespread, rapid and significant and has put downward pressures on our profit margins. We have largely mitigated these impacts through pricing actions across all segments, cost savings measures and hedging programs. We expect inflationary pressures to continue into fiscal 2024, albeit at a slower rate than fiscal 2023 for our domestic segments. These trends could have a materially adverse impact on our businesses in the future if inflation rates significantly exceed our ability to continue to achieve price increases or cost savings or if such price increases significantly impact demand for our products.
Demand for certain of our products may be influenced by holidays, changes in seasons or other events, which may impact customer and consumer spending patterns and the timing of promotional activities. For example, demand for our egg products, potatoes, sausage, side dishes, butter and cheese tends to increase during the Thanksgiving, Christmas, Easter and other holiday seasons, which may result in increased net sales during the corresponding quarters of our fiscal year when such holidays occur. However, on a consolidated basis our net sales and results of operations generally are distributed relatively evenly over the quarters of our fiscal year.
CURRENCY
Certain sales and costs of our foreign operations were denominated in currencies other than our reporting currency, primarily Pounds Sterling and Canadian Dollars. Consequently, profits from these businesses can be impacted by fluctuations in the value of these currencies relative to the U.S. Dollar. We incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars. Our results of operations may be impacted by the translation of the results of operations of our foreign operations into U.S. Dollars. The exchange rates used to translate our foreign sales into U.S. Dollars positively affected consolidated net sales by less than 1% during the year ended September 30, 2023, and did not have a material impact on our operating profit or net earnings during the year ended September 30, 2023.
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

Our critical accounting estimates are those that involve a significant amount of estimation uncertainty and have a meaningful impact on the reporting of our financial condition and results of operations and should be read in conjunction with our significant accounting policies as described in Note 2 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Revenue Recognition, Allowance for Trade Promotions — The recognition of certain variable trade promotions requires significant management judgment regarding estimated purchase volumes and program participation. Estimates are based on contractual provisions, redemption rate assumptions and our assessment of current market provisions. Redemption rate assumptions are based on historical results of similar promotions on a program-by-program basis, adjusted for current expectations of promotion performance based on current market trends. We review and update estimates of variable consideration quarterly. Uncertainties related to the estimates of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Approximately 1% of our annual net sales represent variable consideration that will be resolved in the subsequent period. Based on historical experience, we do not believe that there will be significant changes to our estimates of variable consideration when any uncertainties are resolved with customers. However, significant changes in our estimates could have a material impact on our results of operations.
Business Combinations — We use the acquisition method of accounting for acquired businesses that meet the criteria to be accounted for as a business combination, whereby the fair value of total consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. The allocation of the purchase price in a business combination requires us to perform valuations with significant judgment and estimates. As such, in the case of significant acquisitions, we engage the assistance of third-party valuation specialists in estimating the fair value of certain assets acquired and liabilities assumed.
Various valuation methodologies may be used in estimating the fair value of assets acquired and liabilities assumed based on the nature of the underlying asset or liability. Inventory acquired is valued using a combination of the replacement cost and comparatives sales methodologies, while property acquired is valued using a combination of the market and replacement cost new approaches. Intangible assets acquired, including customer relationships and trademarks and licensing agreements, are valued using an income-based approach. The income approach utilizes inputs that require significant assumptions for each identifiable intangible asset, including estimates regarding future revenue growth, profitability, discount rates, attrition rates, royalty rates and economic lives. Revenue growth assumptions (along with profitability assumptions) are based on historical trends and management’s expectations for future growth. Discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies. Attrition rates are estimated based on historical customer experience and analysis of comparable peer transactions. Royalty rates are determined based on profit levels, research of external royalty rates by third-party specialists and the relative importance of each trademark to our Company.
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
Indefinite-Lived Assets — We assess indefinite-lived intangible assets for recoverability utilizing either a qualitative or quantitative test. If a quantitative test is performed, the fair value is determined using an income-based approach, which requires significant assumptions for each indefinite-lived asset, including estimates regarding future revenue growth, discount rates and royalty rates. Revenue growth assumptions are based on historical trends and management’s expectations for future growth. The discount rates are based on a risk adjusted weighted-average cost of capital utilizing industry market data of similar companies. Royalty rates are determined based on profit levels, research of external royalty rates by third-party specialists and the relative importance of each brand to our Company.
Changes in the assumptions used to estimate the fair value of our indefinite-lived intangible assets could result in impairment charges in future periods. These key assumptions are inherently uncertain and require a high degree of estimation and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends and the timing and success of strategic initiatives. Additionally, certain factors have the potential to create variances in the estimated fair values of our indefinite-lived intangible assets, which also could result in impairment charges. These factors include (i) failure to achieve forecasted revenue growth rates, (ii) increases in the discount rate or (iii) a significant change in profitability and the corresponding royalty rate.
In fiscal 2023, 2022 and 2021, we performed a quantitative impairment test for all indefinite-lived intangible assets and concluded each year there were no impairments. The estimated fair value of all indefinite-lived trademarks exceeded book value by 11% or greater, 23% or greater and 22% or greater at September 30, 2023, 2022 and 2021, respectively.
Goodwill — We assess goodwill for recoverability using either a qualitative or quantitative test. If a quantitative test is performed, the fair value of each reporting unit is determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue growth, profitability, capital requirements and discount rates. The market approach (25% of the calculation for all reporting units) is based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management’s expectations for future growth. The discount rates were based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management’s judgment. For the market approach, we used estimated EBITDA and revenue multiples based on industry market data.
Changes in the assumptions used to estimate the fair value of each reporting unit could result in impairment charges in future periods. These key assumptions are inherently uncertain and require a high degree of estimation and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends and the timing and success of strategic initiatives. Variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods. Factors that could create variances in the estimated fair value of the reporting units include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by external factors affecting demand such as changes in consumer preferences and consumer responses to marketing and pricing strategy, (ii) changes in product costs, including commodities, (iii) a significant change in profitability, (iv) interest rate fluctuations and (v) currency fluctuations.
In fiscal 2023, we recorded a goodwill impairment charge of $42.2 million related to our Cheese and Dairy reporting unit driven primarily by narrowing of the pricing gap between branded and private label competitors, resulting in distribution losses and declining profitability. The Cheese and Dairy reporting unit had an aggregate carrying value after impairment of $335.3 million as of September 30, 2023.
At September 30, 2023, our Weetabix reporting unit fair value exceeded its carrying value by approximately 6.4% and was impacted by raw material and energy cost inflation as well as U.K. economic pressures negatively impacting consumer spending trends, both of which impacted near-term profitability. We expect these impacts to be transitory in nature; however, inherent risk to the reporting unit’s cash flows remains. If we had increased the discount rate assumption used to estimate the fair value of our Weetabix reporting unit as of the fiscal 2023 annual impairment test by 50 basis points, this isolated change, which is reasonably possible to occur, would have decreased the Weetabix reporting unit’s fair value below its carrying value by 1.1%. The Weetabix reporting unit had a goodwill balance of $854.3 million as of September 30, 2023.
For additional information on the results of our annual goodwill impairment assessment for the years ended September 30, 2023, 2022 and 2021, refer to Note 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
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
For both pensions and other postretirement benefit calculations, the assumed discount rates are determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date and solving for the single equivalent discount rate that results in the same present value. A one percentage point decrease in the assumed discount rates (from 6.06% to 5.06% for U.S. pension; from 6.01% to 5.01% for U.S. other postretirement benefits; from 5.68% to 4.68% for Canadian pension; from 5.67% to 4.67% for Canadian other postretirement benefits and from 5.67% to 4.67% for other international pension) would have increased the recorded benefit obligations at September 30, 2023 by approximately $71 million for pensions and approximately $5 million for other postretirement benefits.
The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A one percentage point decrease in the assumed return on plan assets (from 6.50% to 5.50% for U.S.; from 5.75% to 4.75% for Canada and from 5.63% to 4.63% for other international) would have increased the net periodic benefit cost for the pension plans by approximately $7 million. We expect to contribute $0.3 million to the combined pension plans in fiscal 2024. Contributions beyond fiscal 2024 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. We do not make contributions to our postretirement medical benefit plans. See Note 18 within “Notes to Consolidated Financial Statements” in Item 8 of this report for more information about pension and other postretirement benefit assumptions.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
We considered all new accounting pronouncements and have concluded there are no new pronouncements that had or will have a material impact on our consolidated results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion of these risks, refer to “Cautionary Statement on Forward-Looking Statements” on page 1 of this report and “Risk Factors” in Item 1A of this report.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $5 million and $7 million as of September 30, 2023 and 2022, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of both September 30, 2023 and 2022, a hypothetical 10% change in the Euro-GBP foreign currency exchange rate would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Interest Rate Risk
Long-term debt
As of September 30, 2023, the Company had outstanding principal value of indebtedness of $6,049.6 million related to its senior notes, the Fourth Incremental Term Loan and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $730.3 million. Of the total $6,049.6 million of outstanding indebtedness, $5,644.3 million bore interest at a weighted-average fixed interest rate of 4.8%. As of September 30, 2022, the Company had principal value of indebtedness of $5,969.3 million related to its senior notes and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $730.3 million. Of the total $5,969.3 million of outstanding indebtedness, $5,962.9 million bore interest at a weighted-average fixed interest rate of 4.8%.
As of September 30, 2023 and 2022, the fair value of the Company’s total debt, excluding any outstanding indebtedness under the municipal bond, was $5,491.5 million and $5,171.0 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $112 million and $111 million as of September 30, 2023 and 2022, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during the years ended September 30, 2023 and 2022.
For additional information regarding the Company’s debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

Interest rate swaps
As of September 30, 2023 and 2022, the Company had interest rate swaps with a notional value of $700.0 million and $1,381.9 million, respectively. A hypothetical 10% increase in interest rates would have decreased the fair value of the interest rate swaps by approximately $15 million and $48 million as of September 30, 2023 and 2022, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Post Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of the acquired pet food business (“Pet Food”) from its assessment of internal control over financial reporting as of September 30, 2023, because it was acquired by the Company in a purchase business combination in the period ended September 30, 2023. Subsequent to the acquisition, certain elements of Pet Food’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2023. We have also excluded these elements of the internal control over financial reporting of Pet Food from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately 2% or $223.5 million of consolidated assets and 10% or $679.8 million of the consolidated net sales.
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
Acquisition of Pet Food - Valuation of Customer Relationships and Trademarks and Licensing Agreements
As described in Note 6 to the consolidated financial statements, on April 28, 2023, the Company completed its acquisition of a portion of The J. M. Smucker Company’s pet food business (“Pet Food”) for net consideration of $1,207.5 million. Of the acquired intangible assets, $235.0 million of trademarks and licensing agreements and $391.0 million of customer relationships were recorded. As disclosed by management, the intangible assets acquired, including customer relationships and trademarks and licensing agreements, are valued using an income-based approach. The income approach utilizes inputs that require significant assumptions for each identifiable intangible asset, including estimates regarding future revenue growth, profitability, discount rates, attrition rate, royalty rates, and economic lives.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and trademarks and licensing agreements is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and trademarks and licensing agreements acquired, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenue growth, profitability, discount rate, attrition rate, and economic life for customer relationships and future revenue growth, profitability, discount rates, royalty rates, and economic lives for trademarks and licensing agreements, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and trademarks and licensing agreements. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and trademarks and licensing agreements acquired, (iii) evaluating the appropriateness of the income approaches used to estimate fair value, (iv) testing the completeness and accuracy of underlying data used in the income approaches, and (v) evaluating the reasonableness of the significant assumptions used by management related to future revenue growth, profitability, discount rate, attrition rate and economic life for customer relationships and future revenue growth, profitability, discount rates, royalty rates, and economic lives for tradenames and licensing agreements. Evaluating management’s significant assumptions related to future revenue growth and profitability for customer relationships and trademarks and licensing agreements involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Pet Food business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approaches, and (ii) the reasonableness of the discount rate, attrition rate, and economic life for customer relationships and the discount rates, royalty rates, and economic lives for trademarks and licensing agreements.
Goodwill Impairment Assessment – Weetabix Reporting Unit Within the Weetabix Segment and Cheese and Dairy Reporting Unit Within the Refrigerated Retail Segment
As described in Notes 2 and 8 to the consolidated financial statements, as of September 30, 2023, the Company’s goodwill balance was $4,574.4 million, of which the goodwill associated with the Refrigerated Retail and Weetabix segments was $712.8 million and $854.3 million, respectively. The Cheese and Dairy reporting unit within the Refrigerated Retail segment and the Weetabix reporting unit within the Weetabix segment each make up a certain portion and a significant portion of the respective segments. Management conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. Management recorded a goodwill impairment charge of $42.2 million related to the Cheese and Dairy reporting unit driven primarily by narrowing of the pricing gap between branded and private label competitors, resulting in distribution losses and declining profitability. Additionally, as of September 30, 2023, the Weetabix reporting unit fair value exceeded its carrying value by approximately 6.4% and was impacted by raw material and energy cost inflation as well as U.K. economic pressures negatively impacting consumer spending trends, both of which impacted near-term profitability. The estimated fair value of a reporting unit is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. The market approach is based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of multiples based on market data for comparable peers.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Weetabix reporting unit within the Weetabix segment and the Cheese and Dairy reporting unit within the Refrigerated Retail segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Weetabix and Cheese and Dairy reporting units, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenue, profitability, the discount rates, the revenue market multiples and the EBITDA market multiples, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Weetabix and the Cheese and Dairy reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the income and market approaches used to estimate fair value, (iii) testing the completeness and accuracy of underlying data used in the approaches, and (iv) evaluating the reasonableness of the significant assumptions used by management related to future revenue, profitability, the discount rates, the revenue market multiples and the EBITDA market multiples. Evaluating management’s significant assumptions related to future revenue and profitability involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Weetabix and Cheese and Dairy reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and market approaches, and (ii) the reasonableness of the discount rates, the revenue market multiples and the EBITDA market multiples assumptions.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 17, 2023

We have served as the Company’s auditor since 2011.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2023	2022	2021
Net Sales	$6,991.0	$5,851.2	$4,980.7
Cost of goods sold	5,109.3	4,383.7	3,552.6
Gross Profit	1,881.7	1,467.5	1,428.1
Selling, general and administrative expenses	1,078.4	904.7	807.0
Amortization of intangible assets	160.7	146.0	143.2
Impairment of goodwill	42.2	—	—
Other operating expense (income), net	1.5	1.2	(9.8)
Operating Profit	598.9	415.6	487.7
Interest expense, net	279.1	317.8	332.6
(Gain) loss on extinguishment of debt, net	(40.5)	(72.6)	93.2
Income on swaps, net	(39.9)	(268.0)	(122.8)
Gain on investment in BellRing	(5.1)	(437.1)	—
Other income, net	(7.6)	(19.8)	(29.3)
Earnings before Income Taxes and Equity Method Loss	412.9	895.3	214.0
Income tax expense	99.7	85.7	58.2
Equity method loss, net of tax	0.3	67.1	43.9
Net Earnings from Continuing Operations, Including Noncontrolling Interests	312.9	742.5	111.9
Less: Net earnings attributable to noncontrolling interests from continuing operations	11.6	7.5	7.0
Net Earnings from Continuing Operations	301.3	735.0	104.9
Net earnings from discontinued operations, net of tax and noncontrolling interest	—	21.6	61.8
Net Earnings	$301.3	$756.6	$166.7

Earnings from Continuing Operations per Common Share:
Basic	$5.21	$12.07	$1.46
Diluted	$4.82	$11.75	$1.44

Earnings from Discontinued Operations per Common Share:
Basic	$—	$0.35	$0.96
Diluted	$—	$0.34	$0.94

Earnings per Common Share:
Basic	$5.21	$12.42	$2.42
Diluted	$4.82	$12.09	$2.38

Weighted-Average Common Shares Outstanding:
Basic	60.0	60.9	64.2
Diluted	67.0	62.7	65.3

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2023	2022	2021
Net Earnings	$301.3	$756.6	$166.7
Net earnings attributable to noncontrolling interests from continuing operations	11.6	7.5	7.0
Net earnings attributable to noncontrolling interest from discontinued operations	—	11.8	33.0
Net Earnings Including Noncontrolling Interests	312.9	775.9	206.7
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	3.4	(24.0)	(8.1)
Reclassifications to net earnings	(4.8)	(1.9)	(0.6)
Hedging adjustments:
Reclassifications to net earnings	—	7.1	2.3
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	126.4	(293.9)	77.4
Tax benefit (expense) on other comprehensive income:
Pension and postretirement benefits adjustments:
Unrealized pension and postretirement benefit obligations	(0.3)	6.7	1.9
Reclassifications to net earnings	1.1	0.4	0.2
Hedging adjustments:
Reclassifications to net earnings	—	(1.8)	(0.6)
Total Other Comprehensive Income (Loss) Including Noncontrolling Interests	$125.8	$(307.4)	$72.5
Less: Comprehensive income attributable to noncontrolling interests	9.6	20.0	40.3
Total Comprehensive Income	$429.1	$448.5	$238.9

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$93.3	$586.5
Restricted cash	23.9	3.6
Receivables, net	512.4	544.2
Inventories	789.9	549.1
Investment in BellRing	—	94.8
Investments held in trust	—	346.8
Prepaid expenses and other current assets	59.0	98.4
Total Current Assets	1,478.5	2,223.4
Property, net	2,021.4	1,751.9
Goodwill	4,574.4	4,349.6
Other intangible assets, net	3,212.4	2,712.2
Other assets	360.0	270.9
Total Assets	$11,646.7	$11,308.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.1	$1.1
Accounts payable	368.8	452.7
Other current liabilities	435.4	370.0
Total Current Liabilities	805.3	823.8
Long-term debt	6,039.0	5,956.6
Deferred income taxes	674.4	688.4
Other liabilities	276.7	266.9
Total Liabilities	7,795.4	7,735.7

Commitments and Contingencies (See Note 17)

Redeemable noncontrolling interest	—	306.6

Shareholders’ Equity
Preferred stock, $0.01 par value, 50.0 shares authorized; zero shares outstanding in each year	—	—
Common stock, $0.01 par value, 300.0 shares authorized; 60.4 and 58.7 shares outstanding, respectively	0.9	0.9
Additional paid-in capital	5,288.1	4,748.2
Retained earnings	1,416.5	1,109.0
Accumulated other comprehensive loss	(135.1)	(262.9)
Treasury stock, at cost, 31.3 and 26.9 shares, respectively	(2,728.3)	(2,341.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,842.1	3,254.0
Noncontrolling interests	9.2	11.7
Total Shareholders’ Equity	3,851.3	3,265.7
Total Liabilities and Shareholders’ Equity	$11,646.7	$11,308.0

 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2023	2022	2021
Cash Flows from Operating Activities
Net earnings from continuing operations, including noncontrolling interests	$312.9	$742.5	$111.9
Adjustments to reconcile net earnings from continuing operations, including noncontrolling interests, to net cash provided by operating activities:
Depreciation and amortization	407.1	380.2	366.5
(Gain) loss on extinguishment of debt, net	(40.5)	(72.6)	93.2
Impairment of goodwill	42.2	—	—
Unrealized gain on interest rate swaps, foreign exchange contracts and warrant liabilities, net	(44.3)	(296.2)	(170.5)
Gain on investment in BellRing	(5.1)	(437.1)	—
Non-cash stock-based compensation expense	77.2	65.8	48.7
Equity method loss, net of tax	0.3	67.1	43.9
Deferred income taxes	(22.9)	(9.7)	68.2
Non-cash gain on write-off of deferred underwriting commissions	(10.7)	—	—
Other, net	24.6	0.9	(8.8)
Other changes in operating assets and liabilities, net of business acquisitions, divestitures and held for sale assets and liabilities:
Decrease (increase) in receivables, net	30.6	(102.0)	(117.1)
(Increase) decrease in inventories	(31.9)	(86.8)	22.1
Decrease (increase) in prepaid expenses and other current assets	50.2	0.3	(68.4)
(Increase) decrease in other assets	(17.0)	28.8	5.9
(Decrease) increase in accounts payable and other current liabilities	(29.9)	106.4	(48.7)
Increase (decrease) in non-current liabilities	7.5	(3.4)	15.2
Net Cash Provided by Operating Activities - continuing operations	750.3	384.2	362.1
Net Cash (Used In) Provided by Operating Activities - discontinued operations	—	(1.6)	226.1
Net Cash Provided by Operating Activities	750.3	382.6	588.2
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(715.2)	(24.8)	(290.3)
Return of subsidiary investments held in trust account	345.0	—	—
Additions to property	(303.0)	(255.3)	(190.9)
Proceeds from sale of property and assets held for sale	1.3	18.0	19.4
Proceeds from sale of business	4.6	50.5	—
Sale of equity securities	—	—	34.2
Investments in partnerships	(1.7)	(9.0)	(22.1)
Investment of subsidiary initial public offering proceeds into trust account	—	—	(345.0)
Other, net	(0.3)	0.4	2.7
Net Cash Used in Investing Activities - continuing operations	(669.3)	(220.2)	(792.0)
Net Cash Used in Investing Activities - discontinued operations	—	(0.8)	(1.6)
Net Cash Used in Investing Activities	(669.3)	(221.0)	(793.6)
Cash Flows from Financing Activities
Proceeds from issuance of debt	530.0	2,365.0	1,800.0
Repayments of debt, net of discounts	(306.9)	(1,563.3)	(1,698.3)
Purchases of treasury stock	(387.1)	(443.0)	(397.1)
Proceeds from subsidiary initial public offering	—	—	305.0
Premium from issuance of debt	—	17.5	—
Payments of debt issuance costs, deferred financing fees and tender fees	(3.1)	(26.4)	(16.8)
Payments of debt premiums	—	(24.1)	(74.3)
Redemption of Post Holdings Partnering Corporation Series A common stock	(312.5)	—	—
Financing portion of cash paid for rate-lock interest rate swaps	(43.5)	—	—
Cash received from share repurchase contracts	—	—	47.5
Distributions (to) from BellRing Brands, Inc., net	—	(547.2)	24.6
Other, net	(32.6)	(15.7)	(37.2)
Net Cash Used in Financing Activities - continuing operations	(555.7)	(237.2)	(46.6)
Net Cash Used in Financing Activities - discontinued operations	—	(149.5)	(120.9)
Net Cash Used in Financing Activities	(555.7)	(386.7)	(167.5)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1.8	(9.0)	3.7
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(472.9)	(234.1)	(369.2)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	590.1	671.6	1,144.7
Cash, Cash Equivalents and Restricted Cash from discontinued operations, Beginning of Year	—	152.6	48.7
Cash, Cash Equivalents and Restricted Cash from discontinued operations, End of Year	—	—	152.6
Cash, Cash Equivalents and Restricted Cash, End of Year	$117.2	$590.1	$671.6
 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Post Holdings, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Retirement Benefit Adjustments, net of tax	Hedging Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Non-Controlling Interests	Total Shareholders’ Equity
Balance, September 30, 2020	—	$—	66.4	$0.8	$4,182.9	$208.6	$(4.3)	$70.3	$(95.3)	$(1,508.5)	$(25.5)	$2,829.0
Net earnings	—	—	—	—	—	166.7	—	—	—	—	—	166.7
Post Holdings Partnering Corporation deemed dividend	—	—	—	—	—	(28.0)	—	—	—	—	—	(28.0)
Activity under stock and deferred compensation plans	—	—	0.7	0.1	(28.1)	—	—	—	—	—	(0.8)	(28.8)
Non-cash stock-based compensation expense	—	—	—	—	51.2	—	—	—	—	—	4.6	55.8
Purchases of treasury stock	—	—	(4.0)	—	—	—	—	—	—	(393.7)	—	(393.7)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	34.2	34.2
Cash received from share repurchase contracts	—	—	—	—	47.5	—	—	—	—	—	—	47.5
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.0)	$(1.0)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(6.6)	—	—	—	—	(6.6)
Net change in hedges, net of tax	—	—	—	—	—	—	—	1.1	—	—	0.6	1.7
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	77.7	—	(0.3)	77.4
Balance, September 30, 2021	—	$—	63.1	$0.9	$4,253.5	$347.3	$(10.9)	$71.4	$(17.6)	$(1,902.2)	$11.8	$2,754.2
Net earnings	—	—	—	—	—	756.6	—	—	—	—	—	756.6
Post Holdings Partnering Corporation deemed dividend	—	—	—	—	—	5.1	—	—	—	—	—	5.1
Activity under stock and deferred compensation plans	—	—	0.5	—	(14.3)	—	—	—	—	—	(0.9)	(15.2)
Non-cash stock-based compensation expense	—	—	—	—	66.5	—	—	—	—	—	2.9	69.4
Purchases of treasury stock	—	—	(4.9)	—	—	—	—	—	—	(439.0)	(18.1)	(457.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	12.6	12.6
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(18.8)	—	—	—	—	(18.8)
Net change in hedges, net of tax	—	—	—	—	—	—	—	3.4	—	—	1.9	5.3

Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(292.7)	—	(1.2)	(293.9)
BellRing Spin-off	—	—	—	—	442.5	—	—	—	2.3		2.7	$447.5
Balance, September 30, 2022	—	$—	58.7	$0.9	$4,748.2	$1,109.0	$(29.7)	$74.8	$(308.0)	$(2,341.2)	$11.7	$3,265.7
Net earnings	—	—	—	—	—	301.3	—	—	—	—	—	301.3
Post Holdings Partnering Corporation deemed dividend	—	—	—	—	—	6.2	—	—	—	—	—	6.2
Activity under stock and deferred compensation plans	—	—	—	—	(29.6)	—	—	—	—	—	—	(29.6)
Non-cash stock-based compensation expense	—	—	—	—	77.2	—	—	—	—	—	—	77.2
Issuance of common stock	—	—	6.1	—	492.3	—	—	—	—	—	—	492.3
Purchases of treasury stock	—	—	(4.4)	—	—	—	—	—	—	(387.1)	—	(387.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	128.4	—	(2.0)	126.4
Balance, September 30, 2023	—	$—	60.4	$0.9	$5,288.1	$1,416.5	$(30.3)	$74.8	$(179.6)	$(2,728.3)	$9.2	$3,851.3

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share information or where indicated otherwise)
NOTE 1 — BACKGROUND
Post is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice and food ingredient categories. The Company’s products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce. As of September 30, 2023, Post operates in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. The Post Consumer Brands segment includes North American ready-to-eat (“RTE”) cereal, pet food and nut butters products; the Weetabix segment includes primarily United Kingdom (“U.K.”) RTE cereal, muesli and protein-based shake products; the Foodservice segment includes primarily egg and potato products; and the Refrigerated Retail segment includes primarily side dish, egg, cheese and sausage products.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its subsidiaries.
On March 10, 2022, the Company completed its distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders (the “BellRing Distribution,” and such transaction, as well as the BellRing Contribution, the BellRing Merger (as such terms are defined in Note 4), the Debt-for-Debt Exchange (as such term is defined in Note 16) and the related transactions described in Note 4, the “BellRing Spin-off”). The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The Notes to Consolidated Financial Statements reflect continuing operations only, unless otherwise indicated. See Note 4 for additional information regarding the BellRing Spin-off and discontinued operations.
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
Certain reclassifications have been made to previously reported financial information to conform to the Company’s current period presentation.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the operations of Post and its subsidiaries. All intercompany transactions have been eliminated.
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
Business Combinations — The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the Company’s financial statements reflect the operations of an acquired business starting from the date of acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Useful lives of identified tangible and intangible assets are determined based on the expected time period in which the cash flows of the related assets are expected to be realized. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets acquired over the purchase price is recorded as a gain on bargain purchase.
The Company utilizes various valuation methodologies (and depending on the size and complexity of an acquisition, assistance from third-party specialists) to estimate the fair value of assets acquired and liabilities assumed based on the nature of the underlying asset or liability. These methodologies include but are not limited to utilizing replacement cost, comparative sales and market- and income-based approaches. The income approach utilizes significant unobservable inputs, including revenue growth rates, discount rates, attrition rates and royalty rates. These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 14. During the measurement period, up to twelve months from the date of acquisition, subsequent changes may be made to adjust the preliminary amounts recognized at the acquisition date to their subsequently determined acquisition-date fair values.
Cash Equivalents — Cash equivalents include all highly liquid investments with original maturities of less than three months.
Restricted Cash — Restricted cash includes cash deposits which serve as collateral for certain commodity and energy hedging contracts as well as the Company’s high deductible workers’ compensation insurance program.
Receivables — Receivables are reported net of appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate an allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and expectations regarding potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or are otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2023 and 2022, the Company did not have off-balance sheet credit exposure related to its customers. The Weetabix segment sells certain receivables to a third-party institution without recourse. Receivables sold during the years ended September 30, 2023 and 2022 were $92.5 and $111.7, respectively. See Note 6 for information regarding the Company’s monthly settlement of receivables and payables with a third party in connection with its fiscal 2023 acquisition.
Inventories — Inventories, other than flocks, are generally valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Reported amounts have been reduced by an allowance for excess and obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales. Flock inventory represents the cost of purchasing and raising chicken flocks to egg laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations, as cost of goods sold, over their expected useful lives of one to two years.
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
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 30 years for machinery and equipment; 1 to 35 years for buildings, building improvements and leasehold improvements; and 1 to 7 years for software. Total depreciation expense was $245.3, $232.9 and $222.2 in fiscal 2023, 2022 and 2021, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating expense (income), net” in the Consolidated Statements of Operations. Ordinary repair and maintenance costs are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2023	2022
Land and land improvements	$109.9	$92.2
Buildings and leasehold improvements	1,042.9	932.7
Machinery and equipment	2,312.2	1,951.1
Software	113.3	110.6
Construction in progress	191.1	182.7
	3,769.4	3,269.3
Accumulated depreciation	(1,748.0)	(1,517.4)
	$2,021.4	$1,751.9
Goodwill — Goodwill is calculated as the excess of the purchase price of acquired businesses over the fair market value of their identifiable net assets and represents the value the Company expects to achieve through the implementation of operational synergies, the expansion of the business into new or growing segments of the industry and the addition of new employees. The Company conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment assessment performed may be either qualitative or quantitative; however, if adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal 2023, 2022 and 2021, the Company performed a quantitative impairment test for all reporting units.

The Company has six reporting units, which have been identified at either the operating segment level, or in the case of certain reporting units, at a level below the operating segment. The estimated fair value of each reporting unit is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. The market approach is based on a market multiple (revenue and EBITDA) and requires an estimate of appropriate multiples based on market data for comparable peers. These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 14.
See Note 8 for additional information on goodwill and the annual goodwill impairment assessments for the years ended September 30, 2023, 2022 and 2021.
Other Intangible Assets — Other intangible assets consist primarily of customer relationships, trademarks, brands and licensing agreements acquired in business combinations and include both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $160.7, $146.0 and $143.2 in fiscal 2023, 2022 and 2021, respectively. For the definite-lived intangible assets recorded as of September 30, 2023, amortization expense of $179.9, $178.7, $178.7, $178.7 and $173.5 is expected for fiscal 2024, 2025, 2026, 2027 and 2028, respectively. Other intangible assets consisted of:

	September 30, 2023			September 30, 2022
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$2,535.5	$(940.7)	$1,594.8	$2,129.7	$(816.4)	$1,313.3
Trademarks, brands and licensing agreements	885.8	(301.3)	584.5	647.7	(260.4)	387.3
	3,421.3	(1,242.0)	2,179.3	2,777.4	(1,076.8)	1,700.6
Not subject to amortization:
Trademarks and brands	1,033.1	—	1,033.1	1,011.6	—	1,011.6
	$4,454.4	$(1,242.0)	$3,212.4	$3,789.0	$(1,076.8)	$2,712.2
Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles and right-of-use (“ROU”) assets.
Trademarks and brands with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark or brand may be impaired. The trademark and brand impairment test performed may either be qualitative or quantitative; however, if adverse qualitative trends are identified that could negatively impact the fair value of the trademark or brand, a quantitative impairment test is performed. In fiscal 2023, 2022 and 2021, the Company performed a quantitative impairment test.
The quantitative trademark and brand impairment tests require the Company to compare the calculated fair value of the trademark or brand to its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value is determined using an income-based approach, which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates and royalty rates. Assumptions are determined after consideration of several factors for each brand, including profit levels, research of external royalty rates by third-party experts and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate is based on a weighted-average cost of capital utilizing industry market data of similar companies.
In fiscal 2023, 2022 and 2021, the Company performed a quantitative impairment test for all indefinite-lived intangible assets and concluded for each year there were no impairments. The estimated fair value of all indefinite-lived trademarks exceeded book value by 11% or greater, 23% or greater and 22% or greater at September 30, 2023, 2022 and 2021, respectively. These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 14.
In addition, definite-lived assets (groups) are tested for recoverability when events or changes in circumstances indicate that the carrying value of an asset (group) may not be recoverable or the estimated useful life is no longer appropriate. The Company groups assets at the lowest level for which cash flows are separately identifiable. In general, an asset (group) is deemed impaired and written down to its fair value if the estimated related undiscounted future cash flows are less than its carrying amount. There were no impairments recorded on the Company’s definite-lived assets (groups) in fiscal 2023, 2022 or 2021.

Software Implementation Costs — For hosting arrangements that are service contracts, the Company capitalizes certain implementation costs incurred during the development stage of the related project. Capitalized software implementation costs are expensed on a straight-line basis over the term of the hosting service arrangement, beginning when the software is ready for its intended use. Total capitalized software implementation costs for hosting service arrangements are recorded in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheets and were $20.4 and $7.6 as of September 30, 2023 and 2022, respectively. There were no material capitalized software implementation costs expensed in fiscal 2023, 2022 or 2021.
Deferred Compensation Investments — The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in substantially the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts into or out of each of the designated deferral options at any time, these investments are stated at fair value in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheets (see Note 14). Both realized and unrealized gains and losses on these assets are generally included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability.
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
Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income or loss (“OCI”) and are reclassified to the Consolidated Statements of Operations in conjunction with the recognition of the underlying hedged item. If a derivative is designated as a hedge of a net investment in a foreign operation, its changes in fair value are recorded in OCI and subsequently recognized in earnings when the foreign operation is liquidated. Changes in the fair value of derivatives that are not designated for hedge accounting are recognized immediately in the Consolidated Statements of Operations. The Company does not have any derivatives currently designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
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
ROU assets are recorded as “Other assets” and lease liabilities are recorded as “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term and is included in either “Cost of goods sold” or “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Costs associated with finance leases do not have a material impact on the Company’s financial statements.
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs (including for the Company-owned fleets) and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $263.2, $204.0 and $167.7 in fiscal 2023, 2022 and 2021, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising, such as television commercials or magazine or online advertisements, which are deferred until the first time the advertising takes place and amortized to the statement of operations over the time the advertising takes place. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were $1.3 and $1.4 as of September 30, 2023 and 2022, respectively.
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
Income Taxes — Income tax expense is estimated based on income taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is more likely than not that the future benefits will not be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest incurred due to an underpayment of income taxes is classified as income tax expense. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested, so no United States (“U.S.”) taxes have been recorded in relation to the Company’s investment in its foreign subsidiaries.
Earnings per Share — The Company has presented basic and diluted earnings per share for both continuing and discontinued operations. Basic earnings per share is based on the average number of shares of common stock outstanding during the year. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method and convertible senior notes using the “if-converted” method.
Remeasurements to the redemption value of the redeemable noncontrolling interest (“NCI”) (see Note 5) were recognized as a deemed dividend. The Company made an election to treat the portion of the deemed dividend that exceeded fair value as an adjustment to income available to common shareholders for basic and diluted earnings from continuing operations per share. In addition, dilutive net earnings from continuing operations was adjusted for interest expense, net of tax, related to the Company’s convertible senior notes, and dilutive net earnings from discontinued operations was adjusted for the Company’s share of Old BellRing’s consolidated net earnings prior to the BellRing Spin-off, to the extent it was dilutive. Net earnings from continuing operations was utilized as the “control number” to determine whether potential shares of common stock were dilutive or anti-dilutive.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements that had or will have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.
NOTE 4 — BELLRING SPIN-OFF AND DISCONTINUED OPERATIONS
BellRing Spin-off
On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022, the “Spin-off Agreement”), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share, all of its BellRing Brands, LLC non-voting membership units and $550.4 of cash to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes,” and such transactions, collectively, the “BellRing Contribution”).
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
The Company incurred separation-related expenses related to the BellRing Spin-off and subsequent divestment of its Investment in BellRing (see Note 5) of $0.1, $29.9 and $1.6 during the years ended September 30, 2023, 2022 and 2021, respectively, which were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. These expenses generally included third-party costs for advisory services, fees charged by other service providers and government filing fees.
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
The Company’s Investment in BellRing immediately following the BellRing Spin-off did not represent a controlling interest in BellRing. As such, the Company’s remaining proportionate share of BellRing’s net assets was recorded at a zero carrying value on March 10, 2022, as the BellRing net assets were negative. See Note 14 for additional information regarding the Company’s subsequent remeasurement of its Investment in BellRing to fair value for the periods subsequent to the BellRing Spin-off.
Discontinued Operations
The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of Old BellRing and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows.
The following table presents the components of net earnings from discontinued operations. The year ended September 30, 2022 represents the period ending March 10, 2022, the completion date of the BellRing Spin-off.

	Year Ended September 30,
	2022	2021
Net Sales	$541.9	$1,246.0
Cost of goods sold	390.3	859.8
Gross Profit	151.6	386.2
Selling, general and administrative expenses	68.5	167.1
Amortization of intangible assets	8.7	51.2
Other operating income, net	—	(0.1)
Operating Profit	74.4	168.0
Interest expense, net	13.1	43.2
Loss on extinguishment and refinancing of debt, net	17.6	1.6
Earnings from Discontinued Operations before Income Taxes	43.7	123.2
Income tax expense	10.3	28.4
Net Earnings from Discontinued Operations, Including Noncontrolling Interest	33.4	94.8
Less: Net earnings attributable to noncontrolling interest from discontinued operations	11.8	33.0
Net Earnings from Discontinued Operations, net of tax and noncontrolling interest	$21.6	$61.8
NOTE 5 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
In May and June 2021, the Company and Post Holdings Partnering Corporation (“PHPC”), a special purpose acquisition company, consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units,” and such transaction, the “PHPC IPO”), of which a wholly-owned subsidiary of the Company (“PHPC Sponsor”) purchased 4.0 million PHPC Units. Each PHPC Unit consisted of one share of Series A common stock of PHPC (“PHPC Series A Common Stock”) and one-third of one redeemable warrant to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. The PHPC Units, PHPC Series A Common Stock and PHPC Warrants each traded on the New York Stock Exchange (the “NYSE”) under the ticker symbols “PSPC.U”, “PSPC” and “PSPC WS”, respectively. Under the terms of the PHPC IPO, PHPC was required to consummate a partnering transaction by May 28, 2023, which could have been extended to August 28, 2023 in certain circumstances (the “Combination Period”).
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

In addition, the Company, through PHPC Sponsor’s ownership of 8.6 million shares of Series F common stock of PHPC (the “PHPC Series F Common Stock”), had certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s amended and restated certificate of incorporation.
In connection with the completion of the PHPC IPO, PHPC also entered into a forward purchase agreement with PHPC Sponsor (the “Forward Purchase Agreement”), which provided for the purchase by PHPC Sponsor, at the election of PHPC, of up to 10.0 million units of PHPC (the “PHPC Forward Purchase Units”), subject to the terms and conditions of the Forward Purchase Agreement, with each PHPC Forward Purchase Unit consisting of one share of PHPC’s Series B common stock and one-third of one warrant to purchase one share of PHPC Series A Common Stock, for a purchase price of $10.00 per PHPC Forward Purchase Unit, in an aggregate amount of up to $100.0 in a private placement to occur concurrently with the closing of PHPC’s partnering transaction.
In determining the accounting treatment of the Company’s equity interest in PHPC, management concluded that PHPC was a variable interest entity (“VIE”) as defined by ASC Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant to the VIE. PHPC Sponsor was the primary beneficiary of PHPC as it had, through its equity interest, the right to receive benefits or the obligation to absorb losses from PHPC, as well as the power to direct a majority of the activities that significantly impacted PHPC’s economic performance, including partnering transaction target identification. As such, PHPC was fully consolidated into the Company’s financial statements until the time of its dissolution, as discussed below.
Proceeds of $345.0 were deposited in a trust account established for the benefit of PHPC’s public stockholders, which consisted of certain proceeds from the PHPC IPO and certain proceeds from the PHPC Private Placement, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $345.0, which represented the number of PHPC Units sold at the offering price of $10.00 per PHPC Unit, was required by the underwriting agreement to be maintained in the trust account. These proceeds were invested only in U.S. treasury securities. At September 30, 2022, there was $346.8 held in the trust account, which was included in “Investments held in trust” on the Consolidated Balance Sheets.
The public stockholders’ ownership of PHPC equity represented a NCI to the Company, which was classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock was redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI was equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net earnings or loss, OCI and distributions or (ii) the redemption value. The redemption value represented the amount the public stockholders of PHPC Series A Common Stock would be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for, which was a pro-rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro-rata interest earned on the funds held in the trust account (which interest was net of taxes payable, and less up to $0.1 of interest to pay dissolution expenses). As of September 30, 2022, the carrying amount of the redeemable NCI was recorded at its redemption value of $306.6 on the Consolidated Balance Sheets. Remeasurements to the redemption value of the redeemable NCI were recognized as a deemed dividend and were recorded to “Retained earnings” on the Consolidated Balance Sheets.
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $16.9 was recorded to the redeemable NCI and $1.0 was reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the year ended September 30, 2021. Of the $17.9 offering costs incurred, $10.7 were deferred underwriting commissions that would have become payable to the underwriters solely in the event that PHPC completed a partnering transaction and were included in “Other current liabilities” on the Consolidated Balance Sheets at September 30, 2022.
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
On May 11, 2023, PHPC announced that it would not complete a partnering transaction within the Combination Period and that the entity would liquidate and dissolve in accordance with the terms of its amended and restated certificate of incorporation. Subsequent to the decision to liquidate and dissolve, PHPC completed certain winding-up activities, which included writing-off the deferred underwriting commissions as the underwriters agreed to waive their rights to these amounts should a partnering transaction not occur. The Company recorded a $10.7 gain in connection with this write-off, which was recorded in “Other income, net” on the Consolidated Statements of Operations during the year ended September 30, 2023.

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
On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. In connection with the PHPC Redemption:
•$353.4 of funds held in the trust account immediately prior to the PHPC Redemption were distributed to redeem all of the outstanding shares of PHPC Series A Common Stock, which reduced “Investments held in trust” on the Consolidated Balance Sheets to zero as of September 30, 2023. The Company received $40.9 from the PHPC Redemption related to its ownership of 4.0 million shares of PHPC Series A Common Stock; and
•redeemable NCI of $312.5 immediately prior to the PHPC Redemption was reduced to zero on the Consolidated Balance Sheets as of September 30, 2023.
Subsequent to the PHPC Redemption, PHPC delisted from the NYSE and dissolved in June 2023, and all classes of shares of PHPC equity were cancelled, including the PHPC Private Placement Units and the shares of the PHPC Series F Common Stock, which were surrendered by PHPC Sponsor for no consideration. PHPC Sponsor subsequently dissolved in August 2023.
The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity. The year ended September 30, 2021 represents the period that began May 28, 2021, the effective date of the PHPC IPO, and ended September 30, 2021. The year ended September 30, 2023 represents the period ended May 30, 2023, as the Company’s redeemable NCI was reduced to zero upon completion of the PHPC Redemption.

	Year Ended September 30,
	2023	2022	2021
PHPC IPO offering costs	$—	$—	$(16.9)
Initial valuation of PHPC Warrants	—	—	(16.9)
Net earnings attributable to redeemable NCI	12.1	6.7	5.8
Redemption value adjustment	(5.9)	(1.6)	—
PHPC deemed dividend	$6.2	$5.1	$(28.0)
The following table summarizes the changes to the Company’s redeemable NCI. The period as of and for the year ended September 30, 2021 represents the period that began May 28, 2021, the effective date of the PHPC IPO, and ended September 30, 2021. The period as of and for the year ended September 30, 2023 represents the period ended May 30, 2023, as the Company’s redeemable NCI was reduced to zero upon completion of the PHPC Redemption.

	As of and for the Year Ended September 30,
	2023	2022	2021
Balance, beginning of year	$306.6	$305.0	$—
Impact of PHPC IPO (a)	—	—	271.2
Net earnings attributable to redeemable NCI	12.1	6.7	5.8
PHPC deemed dividend	(6.2)	(5.1)	28.0
Redemption of PHPC Series A Common Stock	(312.5)	—	—
Balance, end of year	$—	$306.6	$305.0
(a)For the year ended September 30, 2021, the impact of the PHPC IPO included the value of PHPC Units owned by public stockholders of $305.0 less offering costs of $16.9 and the initial valuation of PHPC Warrants of $16.9.
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
During the year ended September 30, 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. In accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company did not recognize equity method losses in excess of its remaining investment in 8th Avenue, which was $66.6 as of September 30, 2021, and discontinued applying the equity method to the investment. As such, the Company’s investment in 8th Avenue was zero at both September 30, 2023 and 2022, and there was no equity method gain (loss) attributable to 8th Avenue recognized during the year ended September 30, 2023. The following table presents the calculation of the Company’s equity method loss attributable to 8th Avenue for the year ended September 30, 2021.

Net loss attributable to 8th Avenue common shareholders	$(60.6)
60.5%
Equity method loss attributable to Post	$(36.7)
Less: Amortization of basis difference, net of tax (a)	6.8
Equity method loss, net of tax	$(43.5)
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

	Year Ended September 30,
	2022	2021
Net sales	$1,089.0	$900.8
Gross profit	$159.9	$132.3

Net loss	$(210.9)	$(24.3)
Less: Preferred stock dividend	40.4	36.3
Net loss attributable to 8th Avenue common shareholders	$(251.3)	$(60.6)
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. During the years ended September 30, 2023, 2022 and 2021, the Company recorded MSA and advisory income of $3.1, $3.2 and $3.5, respectively, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
During the years ended September 30, 2023, 2022 and 2021, the Company had net sales to 8th Avenue of $8.0, $8.1 and $6.7, respectively, and purchases from and royalties paid to 8th Avenue of $83.9, $102.9 and $54.1 respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length.
The Company had current receivables and current payables with 8th Avenue of $3.9 and $13.3, respectively, at September 30, 2023, and $4.4 and $26.1, respectively, at September 30, 2022. The current receivables and current payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Consolidated Balance Sheets and related to MSA fees, pass-through charges owed by 8th Avenue to the Company and related party sales and purchases. In addition, the Company has a long-term receivable and a long-term liability with 8th Avenue of $12.9 and $0.7, respectively, at September 30, 2023 and zero and $0.7, respectively, at September 30, 2022, which were included in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets and related to tax indemnifications.
Investment in BellRing
Immediately following the BellRing Spin-off, the Company’s Investment in BellRing represented 19.4 million shares of BellRing Common Stock, or a 14.2% equity interest in BellRing, which did not represent a controlling interest in BellRing and was accounted for as an equity security.
On August 11, 2022, the Company transferred 14.8 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of the First Debt-for-Equity Exchange (as defined in Note 16). See Note 16 for additional information regarding the First Debt-for-Equity Exchange. As a result, the Company’s remaining Investment in BellRing as of

September 30, 2022 represented 4.6 million shares of BellRing Common Stock, or 3.4% of the outstanding equity of BellRing. As of September 30, 2022, the Company’s Investment in BellRing was recorded at its fair value of $94.8 and was included in “Investment in BellRing” on the Consolidated Balance Sheets (see Note 14).
On November 25, 2022, the Company transferred the remaining 4.6 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of the Second Debt-for-Equity Exchange (as defined in Note 16). See Note 16 for additional information regarding the Second Debt-for-Equity Exchange. The Company had no ownership of BellRing Common Stock as of September 30, 2023.
The Company recognized a gain on its Investment in BellRing of $5.1 and $437.1 during the years ended September 30, 2023 and 2022, respectively, which was recorded in “Gain on investment in BellRing” in the Consolidated Statements of Operations. No deferred income taxes have been recorded with respect to the non-cash mark-to-market adjustments on the Company’s Investment in BellRing as of September 30, 2023 or 2022, as the Company fully divested its Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes.
Weetabix East Africa and Alpen
The Company holds a controlling equity interest in Weetabix East Africa Limited (“Weetabix East Africa”). Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.1% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results of operations are reported in the Weetabix segment. The remaining interest in the consolidated net earnings and net assets of Weetabix East Africa is allocated to NCI.
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was $0.3, $0.5 and $0.4 for the years ended September 30, 2023, 2022 and 2021, respectively, and was included in “Equity method loss, net of tax” in the Consolidated Statements of Operations. The investment in Alpen was $3.6 and $4.1 at September 30, 2023 and 2022, respectively, and was included in “Other assets” on the Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.4 at both September 30, 2023 and 2022, respectively, which was included in “Other assets” on the Consolidated Balance Sheets.
NOTE 6 — BUSINESS COMBINATIONS
Fiscal 2023
On April 28, 2023, the Company completed its acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and certain manufacturing and distribution facilities (collectively, “Pet Food”), facilitating the Company’s entry into the pet food category. The purchase price of the Pet Food acquisition was $1,207.5 which included (i) $700.0 in cash, subject to inventory adjustments, resulting in a payment at closing of $715.5, (ii) 5.4 million shares of Post common stock, or $492.3, and (iii) immaterial working capital adjustments. The cash payment was made using cash on hand, including proceeds from the Fourth Incremental Term Loan (as defined in Note 16). Pet Food is reported in the Post Consumer Brands segment.
Based upon the purchase price allocation, the Company recorded $235.0 of trademarks and licensing agreements and $391.0 of customer relationships, both of which are being amortized over a weighted-average useful life of 18 years. Net sales included in the Consolidated Statements of Operations attributable to Pet Food was $679.8 for the year ended September 30, 2023. Due to the level of integration of Pet Food within the Post Consumer Brands segment, it is impracticable to separately present net earnings included in the Consolidated Statements of Operations attributable to Pet Food. The goodwill generated by the Company’s Pet Food acquisition is expected to be deductible for U.S. income tax purposes.

The following table presents the purchase price allocation, including immaterial measurement period adjustments, related to the Pet Food acquisition based upon the fair values of assets acquired and liabilities assumed as of September 30, 2023.

Inventories	$205.8
Prepaid expenses and other current assets	0.5
Property	192.9
Other intangible assets	626.0
Deferred tax asset	2.7
Other assets	0.3
Other current liabilities	(14.7)
Other liabilities	(0.2)
Total identifiable net assets	1,013.3
Goodwill	194.2
Fair value of total consideration transferred	$1,207.5
In connection with the Pet Food acquisition, the Company and Smucker entered into a transition services agreement (the “TSA”) pursuant to which Smucker provides certain Pet Food support services to Post for a transition period of 18 months (or up to 24 months at Post’s election) following the close of the acquisition based on the terms set forth in the TSA. Pet Food support services include, but are not limited to, certain sales, marketing, finance, information technology, procurement and supply chain services. During the year ended September 30, 2023, Post incurred $10.0 related to TSA fees, which were recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations. In accordance with the terms of the TSA, Smucker collects sales receivables from and remits payments to customers and vendors, respectively, in accordance with Smucker’s existing contractual terms. Pet Food receivables and payables are settled between Post and Smucker monthly on a net basis per the terms of the TSA. As of September 30, 2023, the Company had recorded a net receivable due from Smucker of $35.5, which was recorded within “Receivables, net” on the Consolidated Balance Sheets.
Fiscal 2022
On April 5, 2022, the Company completed its acquisition of Lacka Foods Limited (“Lacka Foods”), a U.K.-based distributor and marketer of protein-based shakes and nutritional snacks, for £24.5 million (approximately $32.2), net of cash acquired, using cash on hand. The acquisition included earnings-based contingent consideration of £3.5 million (approximately $4.6), representing its initial fair value estimate, which may be paid to the seller in annual installments over three years with a maximum cash payout of £3.5 million. During the year ended September 30, 2023, the Company paid £1.5 million (approximately $1.9) related to the earnings-based contingent consideration, which was reported as a cash flow from financing activities in “Other, net” on the Consolidated Statements of Cash Flows. Lacka Foods is reported in the Weetabix segment.
Fiscal 2021
On June 1, 2021, the Company completed its acquisition of the private label RTE cereal business from TreeHouse Foods, Inc. (the “PL RTE Cereal Business”) for $85.0, subject to inventory and other adjustments, resulting in a payment at closing of $88.0. The acquisition was completed using cash on hand. The PL RTE Cereal Business is reported in the Post Consumer Brands segment. Based on the purchase price allocation at September 30, 2021, the Company identified and recorded $99.5 of net assets, which exceeded the purchase price paid for the PL RTE Cereal Business. As a result, the Company recorded a gain of $11.5, which was reported as “Other operating expense (income), net” in the Consolidated Statements of Operations for the year ended September 30, 2021.
On May 27, 2021, the Company completed its acquisition of Egg Beaters from Conagra Brands, Inc. for $50.0, subject to working capital and other adjustments, resulting in a payment at closing of $50.6. The acquisition was completed using cash on hand. Egg Beaters is a retail liquid egg brand and is reported in the Refrigerated Retail segment.
On February 1, 2021, the Company completed its acquisition of the Almark Foods business and related assets (“Almark”) for $52.0, subject to working capital and other adjustments, resulting in a payment at closing of $51.3. The acquisition was completed using cash on hand. The Company reached a final settlement of net working capital in fiscal 2022, resulting in an amount received by the Company of $2.9. Almark is a provider of hard-cooked and deviled egg products, offering conventional, organic and cage-free products, and distributes its products to foodservice distributors, as well as across retail outlets, including in the perimeter-of-the-store and the deli counter. Almark is reported in the Foodservice and Refrigerated Retail segments.

On January 25, 2021, the Company completed its acquisition of Peter Pan from Conagra Brands, Inc. for $102.0, subject to working capital and other adjustments, resulting in a payment at closing of $103.4. The acquisition was completed using cash on hand. The Company reached a final settlement of net working capital in fiscal 2021, resulting in an amount received by the Company of $2.0. Peter Pan is a nationally recognized brand with a diversified customer base across key channels and is reported in the Post Consumer Brands segment. All Peter Pan nut butter products are currently co-manufactured by 8th Avenue, in which the Company has a 60.5% common equity interest (see Note 5).
Acquisition-Related Expenses
The Company incurs acquisition-related expenses in conjunction with both completed and contemplated acquisitions. These expenses generally include third-party costs for due diligence, advisory services and transaction success fees. During the years ended September 30, 2023, 2022 and 2021, the Company incurred acquisition-related expenses of $17.8, $3.2 and $6.4, respectively, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2023 Pet Food acquisition and the fiscal 2021 acquisitions. The results of operations for the fiscal 2022 acquisition of Lacka Foods were immaterial for presentation within the following unaudited pro forma information.
The years ended September 30, 2023 and 2022 present a summary of the results of operations of the Company combined with the results of the fiscal 2023 Pet Food acquisition as if the fiscal 2023 Pet Food acquisition had occurred on October 1, 2021, along with certain pro forma adjustments. The year ended September 30, 2021 presents a summary of the results of operations of the Company combined with the the fiscal 2021 acquisitions as if the acquisitions had occurred on October 1, 2019, along with certain pro forma adjustments. The fiscal 2021 acquisitions did not affect the unaudited pro forma information presented for the years ended September 30, 2023 or 2022. The pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, acquisition-related costs, inventory revaluation adjustments, interest expense, TSA fees, gain on bargain purchase and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed date, nor is it necessarily an indication of future operating results.

	Year Ended September 30,
	2023	2022	2021
Pro forma net sales	$7,902.9	$7,360.2	$5,184.3
Pro forma net earnings from continuing operations	$354.2	$607.0	$96.9
Pro forma basic earnings from continuing operations per common share	$5.78	$9.15	$1.51
Pro forma diluted earnings from continuing operations per common share	$5.36	$8.93	$1.48
NOTE 7 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Divestiture
On December 1, 2021, the Company sold the Willamette Egg Farms business (the “WEF Transaction”), which included the sale of $62.8 book value of assets, for total proceeds of $56.1. Of the $56.1, the Company had $6.0 in escrow, subject to certain contingencies, which was included in “Receivables, net” on the Consolidated Balance Sheets at September 30, 2022. During the year ended September 30, 2023, the Company received $4.6 of the proceeds held in escrow, which reduced the amount in escrow to $1.4 as of September 30, 2023. As a result of the WEF Transaction, during the year ended September 30, 2022, the Company recorded a net loss on sale of business of $6.3, which included a favorable working capital adjustment of $0.4, and was reported as “Other operating expense (income), net” in the Consolidated Statements of Operations. Subsequent to the WEF Transaction, Willamette Egg Farms was no longer consolidated in the Company’s financial statements. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in the Refrigerated Retail segment.
There were no gains or losses on sale of business recorded during the years ended September 30, 2023 or 2021.
Amounts Held For Sale
In the year ended September 30, 2022, a net gain on assets held for sale of $9.4 was recorded consisting of (i) a gain of $9.8 related to the sale of certain Foodservice production equipment in Klingerstown, Pennsylvania in November 2021 (the “Klingerstown Equipment”) and (ii) a loss of $0.4 related to the classification of certain Foodservice production equipment in Jefferson City, Tennessee (the “Jefferson City Equipment”) as held for sale. As of September 30, 2022, the Jefferson City

Equipment was classified as held for sale and was reported as “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Jefferson City Equipment sale closed in fiscal 2023.
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
The above held for sale gains and losses were included in “Other operating expense (income), net” in the Consolidated Statements of Operations for the years ended September 30, 2022 and 2021. There were no held for sale gains or losses recorded in the year ended September 30, 2023.
NOTE 8 — GOODWILL
The changes in the carrying amount of goodwill by segment are presented in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2021
Goodwill (gross)	$2,067.1	$929.4	$1,355.0	$807.9	$5,159.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,458.0	$929.4	$1,355.0	$759.2	$4,501.6
Goodwill from acquisitions (a)	—	13.9	0.3	—	14.2
Sale of business (b)	—	—	—	(4.2)	(4.2)
Currency translation adjustment	(0.3)	(161.7)	—	—	(162.0)
Balance, September 30, 2022
Goodwill (gross)	$2,066.8	$781.6	$1,355.3	$803.7	$5,007.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,457.7	$781.6	$1,355.3	$755.0	$4,349.6
Goodwill from acquisition	194.2	—	—	—	194.2
Impairment loss	—	—	—	(42.2)	(42.2)
Currency translation adjustment	0.1	72.7	—	—	72.8
Balance, September 30, 2023
Goodwill (gross)	$2,261.1	$854.3	$1,355.3	$803.7	$5,274.4
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,652.0	$854.3	$1,355.3	$712.8	$4,574.4
(a)In fiscal 2022, the Company recorded $13.9 of goodwill related to the Lacka Foods acquisition and also recorded a final measurement period adjustment of $0.3 related to the Almark acquisition. For additional information on the Company’s acquisitions, see Note 6.
(b)In December 2021, the Company completed the WEF Transaction. For additional information on the WEF Transaction, see Note 7.
During the year ended September 30, 2023, the Company recorded a goodwill impairment charge of $42.2 related to its Cheese and Dairy reporting unit within the Refrigerated Retail segment, which was recorded in “Impairment of goodwill” in the Consolidated Statements of Operations. The goodwill impairment charge was driven primarily by narrowing of the pricing gap between branded and private label competitors, resulting in distribution losses and declining profitability. See Note 14 for additional information on the significant assumptions utilized in the estimate of the fair value of the Cheese and Dairy reporting unit. The Company did not record a goodwill impairment charge during the years ended September 30, 2022 or 2021, as all reporting units subjected to the quantitative test passed during each respective year.
At September 30, 2023, the Weetabix reporting unit fair value exceeded its carrying value by approximately 6.4% and was impacted by raw material and energy cost inflation as well as U.K. economic pressures negatively impacting consumer spending trends, both of which impacted near-term profitability. The Company expects these impacts to be transitory in nature; however, inherent risk to the reporting unit’s cash flows remains. Variances between the actual performance of the reporting unit and the assumptions that were used in developing the estimate of fair value could result in impairment charges in future periods. The estimated fair values of all other reporting units exceeded their carrying values by at least 13% at September 30, 2023.
At September 30, 2022, the Cheese and Dairy reporting unit and the Refrigerated Retail reporting unit fair values exceeded their carrying values by approximately 6.5% and 8.5%, respectively, and the estimated fair values of all other reporting units exceeded their carrying values by at least 10%. At September 30, 2021, the estimated fair values of all reporting units exceeded their carrying values by at least 11% (the lowest of which was Foodservice; all others exceeded their carrying values by at least 15%).
NOTE 9 — INCOME TAXES
The components of “Earnings before Income Taxes and Equity Method Loss” in the Consolidated Statements of Operations and other summary information is presented in the following table.

	Year Ended September 30,
	2023	2022	2021
Domestic	$397.2	$799.9	$105.9
Foreign	15.7	95.4	108.1
Earnings before Income Taxes and Equity Method Loss	$412.9	$895.3	$214.0

Income tax expense	$99.7	$85.7	$58.2
Effective income tax rate	24.1%	9.6%	27.2%
Income tax expense consisted of the following:

	Year Ended September 30,
	2023	2022	2021
Current:
Federal	$96.4	$71.1	$(20.3)
State	21.0	11.1	(0.2)
Foreign	5.2	13.2	10.5
	122.6	95.4	(10.0)
Deferred:
Federal	(10.7)	(9.7)	22.6
State	(11.8)	—	3.4
Foreign	(0.4)	—	42.2
	(22.9)	(9.7)	68.2
Income tax expense	$99.7	$85.7	$58.2
The following table presents the reconciliation of income tax expense with amounts computed at the U.S. federal statutory tax rate.

	Year Ended September 30,
	2023	2022	2021
Computed tax at federal statutory rate (21%)	$86.7	$188.0	$44.9
State income tax, net of effect on federal tax	12.2	10.3	1.7
Non-deductible goodwill impairment charge	8.9	—	—
Non-deductible compensation	7.0	5.9	5.4
Valuation allowances	1.0	1.4	2.9
Enacted tax law and changes in deferred tax rates	(5.8)	0.9	40.0
Excess tax benefits for share-based payments	(5.7)	(3.6)	(6.1)
Income tax credits	(2.4)	(1.9)	(1.5)
Enhanced deduction for food donations	(1.6)	(1.0)	(0.8)
Gain on investment in BellRing (a)	(1.1)	(91.8)	—
Rate differential on foreign income	(0.2)	(10.2)	(11.0)
Return-to-provision and changes in prior year accruals	(0.1)	(0.5)	(2.8)
Net losses and basis difference attributable to equity method investment	—	(14.1)	(9.2)
Gain on bargain purchase	—	—	(2.4)
Other, net (none in excess of 5% of statutory tax)	0.8	2.3	(2.9)
Income tax expense	$99.7	$85.7	$58.2
(a)No income taxes have been recorded with respect to the non-cash realized and unrealized book gains on the Company’s Investment in BellRing during the years ended September 30, 2023 or 2022, as the Company fully divested its Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes. For additional information on our Investment in BellRing, refer to Notes 4, 5 and 16.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	September 30, 2023			September 30, 2022
	Assets	Liabilities	Net	Assets	Liabilities	Net
Disallowed interest carryforwards	$53.9	$—	$53.9	$55.4	$—	$55.4
Lease liabilities	49.1	—	49.1	35.8	—	35.8
Derivatives, equity securities and investment adjustments	41.0	—	41.0	34.9	—	34.9
Net operating loss and credit carryforwards	20.9	—	20.9	24.1	—	24.1
Stock-based and deferred compensation	20.6	—	20.6	19.9	—	19.9
Inventory	16.0	—	16.0	8.8	—	8.8
Capitalized research and development	11.2	—	11.2	—	—	—
Accrued liabilities	10.8	—	10.8	7.0	—	7.0
Accrued vacation, incentive and severance	10.3	—	10.3	6.2	—	6.2
Basis difference attributable to equity method investment	4.7	—	4.7	4.6	—	4.6
Intangible assets	—	(592.2)	(592.2)	—	(611.4)	(611.4)
Property	—	(226.1)	(226.1)	—	(197.6)	(197.6)
ROU assets	—	(46.2)	(46.2)	—	(32.9)	(32.9)
Pension and other postretirement benefits	—	(16.2)	(16.2)	—	(11.4)	(11.4)
Other items	6.9	(2.7)	4.2	5.5	(1.8)	3.7
Total gross deferred income taxes	245.4	(883.4)	(638.0)	202.2	(855.1)	(652.9)
Valuation allowance	(36.4)	—	(36.4)	(35.5)	—	(35.5)
Total deferred income taxes	$209.0	$(883.4)	$(674.4)	$166.7	$(855.1)	$(688.4)
As of September 30, 2023, the Company’s $20.9 deferred tax asset for net operating loss (“NOL”) and credit carryforwards is comprised of state NOLs of $11.5, foreign tax loss carryforwards of $5.1, state credit carryforwards of $2.6 and U.S. federal NOL carryforwards of $1.7. The expiration for the majority of these carryforwards are either greater than 10 years or are able to be carried forward indefinitely. The Company has offset approximately $11.4 of the $11.5 state NOLs and all of the $5.1 of foreign tax loss carryforwards by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future. In addition, as of September 30, 2023, the Company had a deferred tax asset for disallowed U.S. interest expense of $53.9 subject to Internal Revenue Code Section 163(j) limitations, which may be carried forward indefinitely. Based on management’s judgement, with the exception of a $6.0 valuation allowance recorded for state-related disallowed interest carryforwards, it is more likely than not that the Company will recognize the benefit of this deferred tax asset in the future.
As of September 30, 2023 and 2022, the Company had a valuation allowance of $36.4 and $35.5, respectively, based on management’s judgment that it is more likely than not that the benefits of its deferred tax assets will not be realized in the future. The changes in the valuation allowance during the years ended September 30, 2023, 2022 and 2021 were $0.9, $(6.1) and $0.5, respectively. These changes primarily relate to valuation allowances on state carryforwards.
The Company generally repatriates a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material. No provision has been made for income taxes on the Company’s undistributed earnings of consolidated foreign subsidiaries of $106.2 as of September 30, 2023, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries to, amongst other things, fund local operations, fund debt service payments, fund pension and other post-retirement obligations, fund capital projects and support foreign growth initiatives, including potential acquisitions. If the Company repatriated any of the earnings, it could be subject to withholding tax and the impact of foreign currency movements. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
U.K. Tax Law Changes
In fiscal 2021, the effective income tax rate was impacted by enacted tax law changes in the U.K., which included a provision to increase the U.K.’s corporate income tax rate from 19% to 25%, effective April 1, 2023. During the years ended September 30, 2023, 2022 and 2021, the Company measured its existing deferred tax assets and liabilities considering the 25%

U.K. corporate income tax rate for future periods and recorded tax expense of $0.7, $0.9 and $40.0, respectively. Other changes made to the U.K.’s tax laws did not have a material impact on the Company’s financial statements during the years ended September 30, 2023, 2022 or 2021.
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
Unrecognized tax benefits activity is presented in the following table.

	As of and for the Year Ended September 30,
	2023	2022	2021
Balance, beginning of year	$11.7	$12.5	$8.3
Additions for tax positions taken in current year and acquisitions	0.8	0.1	0.3
Additions for tax positions taken in prior years	0.4	—	5.2
Settlements with tax authorities/statute expirations	(0.1)	(0.9)	(1.3)
Balance, end of year	$12.8	$11.7	$12.5
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective income tax rate was $7.6 at September 30, 2023. The Company believes that, due to expiring statutes of limitations and settlements with tax authorities, it is reasonably possible that the total unrecognized tax benefits may decrease up to approximately $5.3 within twelve months of the reporting date.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax expense (benefit). The Company recorded income tax expense (benefit) of $0.5, $0.1 and $(0.5) related to interest and penalties in the years ended September 30, 2023, 2022 and 2021, respectively. The Company had accrued interest and penalties of $1.1 and $0.6 at September 30, 2023 and 2022, respectively. The accrued interest and penalties are not included in the table above.
U.S. federal, U.S. state and foreign jurisdiction income tax returns for the tax years ended September 30, 2020 through September 30, 2022 are generally open and subject to examination by the tax authorities in each respective jurisdiction.

NOTE 10 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for both continuing and discontinued operations.

	Year Ended September 30,
	2023	2022	2021
Net Earnings from Continuing Operations
Net earnings from continuing operations	$301.3	$735.0	$104.9
Impact of redeemable NCI	11.0	—	(11.0)
Net earnings from continuing operations for basic earnings per share	$312.3	$735.0	$93.9
Impact of interest expense, net of tax, related to convertible senior notes	10.9	1.5	—
Net earnings from continuing operations for diluted earnings per share	$323.2	$736.5	$93.9

Net Earnings from Discontinued Operations
Net earnings from discontinued operations for basic earnings per share	$—	$21.6	$61.8
Dilutive impact of Old BellRing net earnings from discontinued operations	—	—	(0.1)
Net earnings from discontinued operations for diluted earnings per share	$—	$21.6	$61.7

Net Earnings
Net earnings for basic earnings per share	$312.3	$756.6	$155.7
Net earnings for diluted earnings per share	$323.2	$758.1	$155.6

shares in millions
Weighted-average shares for basic earnings per share	60.0	60.9	64.2
Effect of dilutive securities:
Stock options	0.4	0.3	0.6
Stock appreciation rights	—	0.1	0.1
Restricted stock units	0.5	0.5	0.3
Market-based performance restricted stock units	0.6	0.1	0.1
Earnings-based performance restricted stock units	0.1	0.1	—
Shares issuable upon conversion of convertible senior notes	5.4	0.7	—
Total dilutive securities	7.0	1.8	1.1
Weighted-average shares for diluted earnings per share	67.0	62.7	65.3

Earnings from Continuing Operations per Common Share:
Basic	$5.21	$12.07	$1.46
Diluted	$4.82	$11.75	$1.44
Earnings from Discontinued Operations per Common Share:
Basic	$—	$0.35	$0.96
Diluted	$—	$0.34	$0.94
Earnings per Common Share:
Basic	$5.21	$12.42	$2.42
Diluted	$4.82	$12.09	$2.38

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for both continuing and discontinued operations as they were anti-dilutive.

	Year Ended September 30,
	2023	2022	2021
Restricted stock units	0.1	0.3	—
Market-based performance restricted stock units	0.1	0.1	—
NOTE 11 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2023	2022	2021
Advertising expenses	$124.1	$93.2	$112.3
Research and development expenses	22.9	18.9	21.9
Interest income	(20.9)	(4.4)	(0.6)
Interest paid	300.2	320.0	348.2
Income taxes paid	114.7	45.8	45.6
Accrued additions to property	37.9	36.4	38.3

NOTE 12 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2023	2022
Receivables, net
Trade	$451.0	$499.4
Pet Food net receivable (see Note 6)	35.5	—
Income tax receivable	8.3	17.4
Related party	6.9	4.4
Other	13.2	25.3
	514.9	546.5
Allowance for credit losses	(2.5)	(2.3)
	$512.4	$544.2
Inventories
Raw materials and supplies	$155.9	$130.9
Work in process	24.4	21.1
Finished products	573.6	361.9
Flocks	36.0	35.2
	$789.9	$549.1
Other Assets
Pension asset	$110.3	$93.9
Operating ROU assets	176.2	122.9
Other investments	6.1	26.9
Derivative assets	11.3	3.0
Software implementation costs	18.0	—
Other	38.1	24.2
	$360.0	$270.9
Accounts Payable
Trade	$339.7	$362.1
Book cash overdrafts	1.3	53.3
Related party	13.8	26.1
Other	14.0	11.2
	$368.8	$452.7
Other Current Liabilities
Advertising and promotion	$74.0	$47.2
Accrued interest	67.0	69.5
Accrued compensation	128.2	63.4
Derivative liabilities	16.1	25.9
Operating lease liabilities	22.8	25.5
Accrued freight	16.4	25.1
Other accrued taxes	21.4	19.1
Other	89.5	94.3
	$435.4	$370.0
Other Liabilities
Pension and other postretirement benefit obligations	$42.8	$45.6
Derivative liabilities	—	49.1
Deferred compensation	36.2	33.1
Operating lease liabilities	169.6	113.7
Other	28.1	25.4
	$276.7	$266.9
NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
At September 30, 2023, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, consisted of:

•commodity and energy futures, swaps and option contracts, which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts (the “FX contracts”) maturing in the next year that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling;
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced; and
•pay-fixed, receive-variable interest rate swaps maturing in April 2026 that require monthly settlements and have the effect of hedging forecasted interest payments on the Company’s Fourth Incremental Term Loan (as defined in Note 16).
Interest rate swaps
In fiscal 2023, the Company paid $55.1 in connection with the termination of $849.3 notional value of its rate-lock swap contracts, of which $43.5 related to the termination of rate-lock swap contracts that contained other-than-insignificant financing elements and were reported as cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company also paid $2.1 in connection with the termination of $332.6 notional value of its interest rate swap option, and received cash proceeds of $6.7 in connection with the termination of its interest rate swap contract with a $200.0 notional value.
In fiscal 2022, the Company paid $17.0 in connection with the termination of $700.0 notional value of its rate-lock swap contracts. The Company also restructured two of its rate-lock swap contracts, which contained other-than-insignificant financing elements. There were no cash settlements paid or received in connection with these restructurings.
In fiscal 2021, the Company restructured four of its rate-lock swap contracts, which contained non-cash, off-market financing elements. There were no cash settlements paid or received in connection with these restructurings.
The following table presents the notional amounts of derivative instruments held.

	September 30,
	2023	2022
Commodity contracts	$215.0	$145.0
Energy contracts	48.9	23.7
FX contracts	3.0	3.2
Interest rate swap	700.0	200.0
Interest rate swaps - Rate-lock swaps	—	849.3
Interest rate swaps - Option	—	332.6
PHPC Warrants	—	16.9

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

		September 30,
	Balance Sheet Location	2023	2022
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$1.2	$12.9
Energy contracts	Prepaid expenses and other current assets	2.5	13.6
Interest rate swaps	Prepaid expenses and other current assets	10.6	3.4
Commodity contracts	Other assets	—	0.5
Interest rate swaps	Other assets	11.3	2.5
		$25.6	$32.9

Liability Derivatives:
Commodity contracts	Other current liabilities	$14.1	$1.5
Energy contracts	Other current liabilities	2.0	1.8
FX contracts	Other current liabilities	—	0.1
Interest rate swaps	Other current liabilities	—	22.5
Interest rate swaps	Other liabilities	—	48.1
PHPC Warrants	Other liabilities	—	1.0
		$16.1	$75.0
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Year Ended September 30,
		2023	2022	2021
Commodity contracts	Cost of goods sold	$28.5	$(32.2)	$(11.3)
Energy contracts	Cost of goods sold	6.7	(28.5)	(43.1)
FX contracts	Selling, general and administrative expenses	(0.1)	0.1	0.1
Interest rate swaps	Income on swaps, net	(39.9)	(268.0)	(122.8)
PHPC Warrants	Other income, net	(1.0)	(8.2)	(7.7)
At September 30, 2023 and 2022, the Company had pledged collateral of $23.4 and $2.8, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Consolidated Balance Sheets.

NOTE 14 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2023			September 30, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$13.0	$13.0	$—	$12.0	$12.0	$—
Derivative assets	25.6	—	25.6	32.9	—	32.9
Equity securities	0.2	0.2	—	32.1	32.1	—
Investment in BellRing	—	—	—	94.8	94.8	—
	$38.8	$13.2	$25.6	$171.8	$138.9	$32.9

Liabilities:
Deferred compensation liabilities	$36.8	$—	$36.8	$33.7	$—	$33.7
Derivative liabilities	16.1	—	16.1	75.0	1.0	74.0
	$52.9	$—	$52.9	$108.7	$1.0	$107.7
Deferred Compensation
The deferred compensation investments are primarily invested in mutual funds, and their fair value is measured using the market approach. These investments are in the same funds, or funds that employ a similar investment strategy, and are purchased in substantially the same amounts, as the participants’ selected notional investment options (excluding Post common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected notional investment options (excluding certain Post common stock equivalents to be distributed in shares) using the market approach.
Derivatives
The Company utilizes the income approach to measure fair value for its commodity and energy derivatives. The income approach uses pricing models that rely on market observable inputs such as yield curves and forward prices. FX contracts are valued using the spot rate less the forward rate multiplied by the notional amount. The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Refer to Note 13 for the classification of changes in fair value of derivative assets and liabilities measured at fair value on a recurring basis within the Consolidated Statements of Operations.
As of September 30, 2022, the PHPC Warrants were valued using the market approach based on quoted prices and were categorized as Level 1. The fair value of the PHPC Warrants was zero as of September 30, 2023, as the PHPC Warrants expired worthless in connection with the PHPC Redemption. For additional information on the PHPC Warrants, see Notes 5 and 13.
Equity Securities and Investment in BellRing
The Company uses the market approach to measure the fair value of its equity securities. The Investment in BellRing represented the Company’s 3.4% equity interest in BellRing as of September 30, 2022, which was measured at its fair value of $94.8 based on the trading value of the BellRing Common Stock on September 30, 2022. As of September 30, 2023, the Company did not hold an equity interest in BellRing. For additional information on the Investment in BellRing, see Notes 4 and 5.
Other Fair Value Measurements
Investments held in trust held prior to the PHPC Redemption were invested in a fund consisting entirely of U.S. treasury securities. The fund was valued at net asset value (“NAV”) per share, and as such, in accordance with ASC Topic 820, the investments were not classified in the fair value hierarchy. Investments held in trust were reported at fair value on the Consolidated Balance Sheets as of September 30, 2022. In connection with the PHPC Redemption, the investments held in trust were liquidated and the proceeds were disbursed to PHPC’s public stockholders, including $40.9 to the Company, during fiscal 2023. For additional information, see Note 5.
The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of any outstanding borrowings under the municipal bond as of September 30, 2023 and 2022 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding outstanding borrowings under the municipal bond (which are also categorized as Level 2), was $5,491.5 and $5,171.0 as of September 30, 2023 and 2022, respectively, which included $572.6 and $566.1 related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill, other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis using Level 3 inputs. During the year ended September 30, 2023, the Company recorded a goodwill impairment charge of $42.2 related to its Cheese and Dairy reporting unit within the Refrigerated Retail segment, which was recorded in “Impairment of goodwill” in the Consolidated Statements of Operations. There were no goodwill impairment charges recorded during the years ended September 30, 2022 or 2021. For additional information on goodwill, see Notes 2 and 8.
During fiscal 2022, the Company sold the Klingerstown Equipment and entered into an agreement to sell the Jefferson City Equipment, which subsequently closed in fiscal 2023. The Klingerstown Equipment and the Jefferson City Equipment were reported in the Foodservice segment. For additional information on assets held for sale, see Note 7.
The fair value of assets held for sale was measured on a non-recurring basis based on the lower of the carrying amount or fair value less cost to sell. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. The fair value measurements were categorized as Level 3, as the fair values utilize significant unobservable inputs. The following table summarizes the Level 3 activity.

Balance, September 30, 2021	$—
Net gain related to assets held for sale	9.4
Proceeds from the sale of assets held for sale	(10.3)
Transfers of assets into held for sale	1.0
Balance, September 30, 2022	$0.1
Proceeds from the sale of assets held for sale	(0.1)
Balance, September 30, 2023	$—
For information regarding the fair value of the Company’s pension plan assets, see Note 18.
NOTE 15 — LEASES
The Company leases office space, certain warehouses, manufacturing facilities and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 to 53 years and most leases provide the Company with the option to exercise one or more renewal terms.
The following table presents the balance sheet location of the Company’s operating leases.

	September 30,
	2023	2022
ROU assets:
Other assets	$176.2	$122.9

Lease liabilities:
Other current liabilities	$22.8	$25.5
Other liabilities	169.6	113.7
Total lease liabilities	$192.4	$139.2

Future minimum payments of the Company’s operating lease liabilities as of September 30, 2023 are presented in the following table.

Fiscal 2024	$33.5
Fiscal 2025	37.1
Fiscal 2026	36.9
Fiscal 2027	32.8
Fiscal 2028	27.1
Thereafter	75.2
Total future minimum payments	$242.6
Less: Implied interest	50.2
Total lease liabilities	$192.4
The following table presents supplemental information related to the Company’s operating leases.

	Year Ended September 30,
	2023	2022	2021
Total operating lease expense	$45.8	$45.5	$40.1
Variable lease expense	5.3	5.2	4.8
Short-term lease expense	7.7	9.4	7.5

Weighted-average remaining lease term	8 years	9 years	9 years
Weighted-average IBR	5.99%	5.26%	4.70%
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2023, 2022 and 2021 were $32.5, $29.6 and $28.4, respectively. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2023, 2022 and 2021 were $77.7, $20.7 and $33.8, respectively.
NOTE 16 — LONG-TERM DEBT
The components of “Long-term debt” on the Consolidated Balance Sheets are presented in the following table.

	September 30,
	2023	2022
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	1,049.7	1,270.5
4.625% senior notes maturing April 2030	1,385.4	1,482.2
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	939.9	940.9
5.75% senior notes maturing March 2027	459.3	459.3
Fourth Incremental Term Loan	400.0	—
Municipal bond	5.3	6.4
	$6,049.6	$5,969.3
Less: Current portion of long-term debt	1.1	1.1
Debt issuance costs, net	42.0	50.1
Plus: Unamortized premium, net	32.5	38.5
Total long-term debt	$6,039.0	$5,956.6

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
Interest on the Third Incremental Term Loan accrued at the adjusted term secured overnight financing rate (“SOFR”) (as defined in the Credit Agreement) plus a margin of 1.50% per annum, and the maturity date for the Third Incremental Term Loan was December 19, 2022. The Third Joinder Agreement permitted the Company to repay the Third Incremental Term Loan, in whole or in part, in cash or, with the prior written consent of J.P. Morgan, with an alternative form of consideration in lieu of cash.
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
Convertible Senior Notes
On August 12, 2022, the Company issued $575.0 principal value of 2.50% convertible senior notes maturing in August 2027. The 2.50% convertible senior notes were issued at par, and the Company received $559.1 after incurring investment banking and other fees and expenses of $15.9, which were deferred and are being amortized to interest expense over the term of the 2.50% convertible senior notes. Interest payments on the 2.50% convertible senior notes are due semi-annually each February 15 and August 15, which began on February 15, 2023.
The initial conversion rate of the 2.50% convertible senior notes is 9.4248 shares of the Company’s common stock per one thousand dollars principal amount of the 2.50% convertible senior notes, which represents an initial conversion price of approximately $106.10 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2.50% convertible senior notes (the “Convertible Notes Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If a “make-whole fundamental change” (as defined in the Convertible Notes Indenture) occurs, then the Company must in certain circumstances increase the conversion rate for a specified period of time.
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
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per one thousand dollars principal amount of the 2.50% convertible senior notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company’s common stock described in the Convertible Notes Indenture;
•if the Company calls the 2.50% convertible senior notes for redemption; and
•at any time from, and including, May 15, 2027 until the close of business on the second scheduled trading day immediately before the August 15, 2027 maturity date.
If a “fundamental change” (as defined in the Convertible Notes Indenture) occurs, then, except as described in the Convertible Notes Indenture, holders of the 2.50% convertible senior notes may require the Company to repurchase their 2.50% convertible senior notes at a cash repurchase price equal to the principal amount of the 2.50% convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the “fundamental change repurchase date” (as defined in the Convertible Notes Indenture).
The 2.50% convertible senior notes may be redeemed, in whole or in part (subject to the partial redemption limitation described in the Convertible Notes Indenture), at the Company’s option at any time, and from time to time, on or after August 20, 2025 and on or before the 35th scheduled trading day immediately before August 15, 2027, at a cash redemption price equal to the principal amount of the 2.50% convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (ii) the trading day immediately before the date the Company sends such notice.
As of both September 30, 2023 and 2022, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes have no embedded features that required separate bifurcation under ASC Topic 815. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Company’s Consolidated Balance Sheets as of both September 30, 2023 and 2022.

As of September 30, 2023 and 2022, the net carrying value of the 2.50% convertible senior notes was $562.4 and $559.5, respectively, which included $12.6 and $15.5, respectively, of unamortized debt issuance costs.
The Company’s 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior, unsecured basis, by each of the Company’s existing domestic subsidiaries that have guaranteed its other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designated as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries. If, after the date the 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary of the Company guarantees any of the Company’s other debt securities the Company may issue in the form of senior unsecured notes or convertible or exchangeable notes, then the Company will cause such subsidiary to become a guarantor under the 2.50% convertible senior notes as well.
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
On July 3, 2019, the Company issued $750.0 principal value of 5.50% senior notes maturing in December 2029. The 5.50% senior notes were issued at par, and the Company received $743.0 after incurring investment banking and other fees and expenses of $7.0, which were deferred and are being amortized to interest expense over the term of the 5.50% senior notes. On December 22, 2021, the Company issued an additional $500.0 principal value of 5.50% senior notes. The additional 5.50% senior notes were issued at a price of 103.5% of par value, and the Company received $514.0 after incurring investment banking and other fees and expenses of $3.5, which were deferred and are being amortized to interest expense over the term of the 5.50% senior notes. The premium related to the additional 5.50% senior notes was recorded as an unamortized premium and is being amortized as a reduction to interest expense over the term of the 5.50% senior notes. Interest payments on the 5.50% senior notes are due semi-annually each June 15 and December 15.
On February 26, 2020, the Company issued $1,250.0 principal value of 4.625% senior notes maturing in April 2030. The 4.625% senior notes were issued at par, and the Company received $1,241.0 after incurring investment banking and other fees and expenses of $9.0, which were deferred and are being amortized to interest expense over the term of the 4.625% senior notes. On August 14, 2020, the Company issued an additional $400.0 principal value of 4.625% senior notes. The additional 4.625% senior notes were issued at a price of 105.5% of par value, and the Company received $417.5 after incurring investment banking and other fees and expenses of $4.5 which were deferred and are being amortized to interest expense over the term of the 4.625% senior notes. The premium related to the additional 4.625% senior notes was recorded as an unamortized premium and is being amortized as a reduction of interest expense over the term of the 4.625% senior notes. Interest payments on the 4.625% senior notes are due semi-annually each April 15 and October 15.
On March 10, 2021, the Company issued $1,800.0 principal value of 4.50% senior notes maturing in September 2031. The 4.50% senior notes were issued at par, and the Company received $1,783.2 after incurring investment banking and other fees and expenses of $16.8, which were deferred and are being amortized to interest expense over the term of the 4.50% senior notes. Interest payments on the 4.50% senior notes are due semi-annually each March 15 and September 15. With the net proceeds received from the issuance, the Company redeemed the outstanding principal balance of the Company’s previously held 5.00% senior notes maturing in August 2026. For additional information, see “Repayments of Debt” below.
All of the Company’s senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries, other than immaterial subsidiaries and subsidiaries the Company designated as unrestricted subsidiaries, which such unrestricted subsidiaries includes 8th Avenue and its subsidiaries. These guarantees are subject to release in certain circumstances.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by the First Joinder Agreement, the Second Joinder Agreement, the Third Joinder Agreement and the Fourth Joinder Agreement

(as defined below), restated or amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Company incurred $3.6 of issuance costs in connection with entering into the initial Credit Agreement, which were deferred and are being amortized to interest expense over the term of the Credit Agreement.
As of both September 30, 2023 and 2022, the Revolving Credit Facility had outstanding letters of credit of $19.7, which reduced the available borrowing capacity under the Revolving Credit Facility to $730.3. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025.
The Credit Agreement provides for potential incremental revolving and term facilities at the request of the Company and at the discretion of the lenders or other persons providing such incremental facilities, in each case on terms to be determined, and also permits the Company to incur other secured or unsecured debt, in all cases subject to conditions and limitations specified in the Credit Agreement.
The Credit Agreement permits the Company to designate certain of its subsidiaries as unrestricted subsidiaries and once so designated, permits the disposition of (and authorizes the release of liens on) the assets of, and the equity interests in, such unrestricted subsidiaries and permits the release of such unrestricted subsidiaries as guarantors under the Credit Agreement. The Company’s obligations under the Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property.
On September 3, 2021, the Company entered into an amendment to the Credit Agreement to change the reference interest rate applicable to revolving loan borrowings in Pounds Sterling from a Eurodollar rate-based rate to a rate based on the Sterling Overnight Index Average.
On December 17, 2021, the Company entered into a second amendment to the Credit Agreement to, among other provisions, facilitate the BellRing Spin-off. The amendment also amended the Credit Agreement to change the reference interest rate applicable to revolving loan borrowings in U.S. Dollars from the London Interbank Offered Rate (“LIBOR”) to a rate based on the adjusted term SOFR rate (as defined in the Credit Agreement). During the year ended September 30, 2022, the Company paid $0.4 of deferred financing fees in connection with the amendment.
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
Fourth Incremental Term Loan
On April 26, 2023, the Company entered into a Joinder Agreement No. 4 (the “Fourth Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions party to the Fourth Joinder Agreement as lenders (the “Fourth Incremental Term Loan Lenders”) and Barclays Bank PLC, as the administrative agent. The Fourth Joinder Agreement provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 under the

Credit Agreement, which the Company borrowed in full on April 26, 2023. The Company incurred $1.9 of debt issuance costs in connection with the Fourth Incremental Term Loan, which were deferred and are being amortized to interest expense over the term of the Fourth Incremental Term Loan.
Interest on the Fourth Incremental Term Loan accrues, at the Company’s option, at the base rate (as defined in the Credit Agreement) plus 1.25% per annum or the adjusted term SOFR rate plus 2.25% per annum. Interest is payable quarterly for loans bearing interest based upon the base rate and either monthly or every three months (depending on the applicable interest period) for loans bearing interest based upon the adjusted term SOFR rate. As of September 30, 2023, the interest rate on the Fourth Incremental Term Loan was 7.67%.
The maturity date for the Fourth Incremental Term Loan is April 26, 2026. The Company may prepay the Fourth Incremental Term Loan in whole or in part, without premium or penalty (subject to reimbursement of the Fourth Incremental Term Loan Lenders’ breakage costs under certain circumstances). The Fourth Joinder Agreement also contains mandatory prepayment provisions, including provisions for prepayment (a) from the net cash proceeds of certain debt incurrences, (b) of consolidated excess cash flow (as defined in the Credit Agreement) with certain adjustments for fiscal years beginning with the fiscal year ending September 30, 2024, which percentage shall be 50%, 25% or 0% depending on the Company’s secured net leverage ratio (as defined in the Credit Agreement) at the end of such fiscal year and (c) from the net cash proceeds of certain asset dispositions in excess of a specified threshold to the extent that the Company has not reinvested such proceeds in its business within a period of time described in the Fourth Joinder Agreement. The mandatory prepayments also are subject to certain adjustments and credits described in the Fourth Joinder Agreement.
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
Repayments of Debt
On June 27, 2022, the Company commenced a modified “Dutch Auction” tender offer to purchase up to $450.0 in aggregate cash consideration (excluding accrued interest) of its (i) 4.625% senior notes at a bid range of 81% to 88% of par and (ii) 4.50% senior notes at a bid range of 80% to 87% of par (collectively, the “Tender Offer”). The Tender Offer included a tender premium of 5% of par for holders who tendered their senior notes prior to 5:00 p.m., New York City time, on July 11, 2022 (the “Tender Premium”). On July 26, 2022, the Company settled the Tender Offer and purchased $139.8 in aggregate principal amount, or approximately 8%, of its outstanding 4.625% senior notes at 87% of par, including the Tender Premium, and $381.8 in aggregate principal amount, or approximately 22%, of its outstanding 4.50% senior notes at 86% of par, including the Tender Premium, for aggregate cash consideration of $450.0, excluding accrued interest and fees. The Company paid tender fees of $1.7 in connection with the Tender Offer, which were included in “(Gain) loss on extinguishment of debt, net” in the Consolidated Statements of Operations for the year ended September 30, 2022.

The following table presents the Company’s (i) principal repayments of debt, which, net of discounts, were included in the Consolidated Statements of Cash Flows, (ii) principal amounts of debt exchanged (refer to “Debt Transactions in Connection with BellRing” above), which were not included in the Consolidated Statements of Cash Flows and (iii) the associated (gain) loss related to such repayments and exchanges included in “(Gain) loss on extinguishment of debt, net” in the Consolidated Statements of Operations.

			(Gain) Loss on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Principal Amount Exchanged	Debt Discounts (Received) / Premiums Paid	Write-off of Debt Issuance Costs / Tender Fees	Write-off of Unamortized Premiums
Year Ended September 30, 2023
4.50% senior notes	$220.8	$—	$(31.5)	$1.7	$—
4.625% senior notes	96.8	—	(11.4)	0.5	(0.9)
5.625% senior notes	1.0	—	—	—	—
Third Incremental Term Loan	30.1	99.9	—	1.1	—
Municipal bond	1.1	—	—	—	—
Total	$349.8	$99.9	$(42.9)	$3.3	$(0.9)

Year Ended September 30, 2022
4.50% senior notes	$529.5	$—	$(74.7)	$6.0	$—
4.625% senior notes	167.8	—	(21.9)	1.1	(1.8)
5.50% senior notes	15.0	—	(1.2)	0.1	(0.2)
5.75% senior notes	840.0	—	24.1	5.0	(13.3)
First Incremental Term Loan	—	840.0	—	3.5	—
Second Incremental Term Loan	107.7	342.3	—	0.7	—
Municipal bond	1.1	—	—	—	—
Total	$1,661.1	$1,182.3	$(73.7)	$16.4	$(15.3)

Year Ended September 30, 2021
5.00% senior notes	$1,697.3	$—	$74.3	$18.9	$—
Municipal bond	1.0	—	—	—	—
Total	$1,698.3	$—	$74.3	$18.9	$—
As of September 30, 2023, expected principal payments on the Company’s debt for the next five fiscal years were:

Fiscal 2024	$1.1
Fiscal 2025	1.2
Fiscal 2026	401.2
Fiscal 2027 (a)	1,035.6
Fiscal 2028	940.4
(a)Includes principal payments of $575.0 related to the Company’s 2.50% convertible senior notes.
Estimated future interest payments on the Company’s debt through fiscal 2028 are expected to be $1,367.1 (with $305.9 expected in fiscal 2024) based on interest rates as of September 30, 2023.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. In addition to the foregoing, under the terms of the Fourth Joinder Agreement, so long as any principal or accrued interest remains outstanding with respect to the Fourth Incremental Term Loan, the Company is required to comply with financial covenants consisting of the foregoing secured net leverage ratio as of the last day of each fiscal quarter and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00 measured as of the last day of each fiscal quarter. As of September 30, 2023, the Company was in compliance with these financial covenants.
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
MFI has at all times denied liability in this matter, and no settlement contains any admission of liability by MFI. During the year ended September 30, 2022, the Company expensed $13.8 related to the September 2022 settlement, which was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. No expense was recorded in the years ended September 30, 2023 or 2021 related to these matters and the Company had no accruals related to these matters as of September 30, 2023 or 2022. Under current law, any settlement paid, including the settlements with the direct purchaser plaintiffs, the opt-out plaintiffs and the indirect purchaser plaintiffs, is deductible for U.S. federal income tax purposes.
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
Bob Evans Lease Guarantees
Historically, Bob Evans Farms, Inc. (“Bob Evans”) guaranteed certain payment and performance obligations associated with the leases for 143 properties (the “Guarantees”) leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantees remained in effect following the Company’s acquisition of Bob Evans in 2018, but have subsequently been adjusted to apply only to 130 properties. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, subject in certain cases to certain early termination allowances, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining terms of the leases subsequent to September 30, 2023, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $13.1 and will increase up to 1.5% annually based on indexed inflation. The lease terms for the majority of the leases extend for approximately 14 years from September 30, 2023, and the Guarantees would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under any of the Guarantees, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the applicable landlord to mitigate damages by re-letting the properties in default. While the COVID-19 pandemic impacted the restaurants industry generally, including the Bob Evans Restaurant Business, the Bob Evans Restaurant Business was able to amend certain of its leases during fiscal 2020 in order to ensure that it continued to meet its obligations under these leases, and there is no indication that the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantees is immaterial as of September 30, 2023.
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

Defined Benefit Pension Plans
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2023 and a statement of the funded status and amounts recognized on the Consolidated Balance Sheets as of September 30, 2023 and 2022.

	North America		Other International
	As of and for the Year Ended September 30,		As of and for the Year Ended September 30,
	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$95.5	$133.3	$421.1	$821.3
Service cost	2.2	4.3	—	—
Interest cost	5.3	3.5	23.3	15.7
Plan participants’ contributions	0.3	0.4	—	—
Net actuarial gain	(5.4)	(38.9)	(37.5)	(251.6)
Benefits paid	(5.4)	(5.9)	(25.9)	(28.4)
Currency translation	0.1	(1.2)	41.0	(135.9)
Benefit obligation at end of year	$92.6	$95.5	$422.0	$421.1

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$102.9	$136.6	$507.3	$970.9
Actual return on plan assets	10.1	(27.1)	(14.3)	(273.0)
Employer contributions	0.1	0.4	—	—
Plan participants’ contributions	0.3	0.4	—	—
Benefits paid	(5.4)	(5.9)	(25.9)	(28.4)
Currency translation	0.2	(1.5)	49.4	(162.1)
Other	—	—	(0.1)	(0.1)
Fair value of plan assets at end of year	108.2	102.9	516.4	507.3
Funded status	$15.6	$7.4	$94.4	$86.2

Amounts recognized in assets or liabilities
Other assets	$15.9	$7.7	$94.4	$86.2
Other liabilities	(0.3)	(0.3)	—	—
Net amount recognized	$15.6	$7.4	$94.4	$86.2

Amounts recognized in accumulated OCI
Net actuarial (gain) loss	$(2.7)	$5.0	$47.7	$40.2
Prior service cost	0.4	0.6	10.3	10.7
Total	$(2.3)	$5.6	$58.0	$50.9

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	6.06%	5.65%	n/a	n/a
Discount rate — Canadian plans	5.68%	5.12%	n/a	n/a
Discount rate — Other international plans	n/a	n/a	5.67%	5.15%
Rate of compensation increase — U.S. plans	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Canadian plans	2.75%	2.75%	n/a	n/a
Rate of compensation increase — Other international plans	n/a	n/a	3.02%	3.85%
The fair value of plan assets for the North America and Other International pension plans exceeded the accumulated benefit obligation at September 30, 2023 and 2022. The aggregate accumulated benefit obligation for the North America pension plans was $91.8 and $94.6 at September 30, 2023 and 2022, respectively. The aggregate accumulated benefit obligation for the Other International pension plans was $422.0 and $418.9 at September 30, 2023 and 2022, respectively.
The following tables present the components of net periodic benefit (income) cost for the pension plans including amounts recognized in OCI. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit (income) cost were reported in “Other income, net” in the Consolidated Statements of Operations.

	North America
	Year Ended September 30,
	2023	2022	2021
Components of net periodic benefit (income) cost
Service cost	$2.2	$4.3	$3.9
Interest cost	5.3	3.5	3.2
Expected return on plan assets	(7.5)	(7.0)	(6.4)
Recognized net actuarial (gain) loss	(0.2)	1.6	2.4
Recognized prior service cost	0.1	0.1	0.1
Net periodic benefit (income) cost	$(0.1)	$2.5	$3.2

Weighted-average assumptions used to determine net benefit (income) cost
Discount rate — U.S. plans	5.65%	3.05%	3.01%
Discount rate — Canadian plans	5.12%	3.32%	2.71%
Rate of compensation increase — U.S. plans	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%
Expected return on plan assets — U.S. plans	6.50%	5.75%	5.40%
Expected return on plan assets — Canadian plans	5.75%	5.25%	5.25%

Changes in plan assets and benefit obligation recognized in OCI
Net gain	$(8.0)	$(4.7)	$(14.5)
Recognized gain (loss)	0.2	(1.6)	(2.4)
Prior service cost (a)	—	—	0.5
Recognized prior service cost	(0.1)	(0.1)	(0.1)
Total recognized in OCI (before tax effects)	$(7.9)	$(6.4)	$(16.5)
(a)Amounts reported for the year ended September 30, 2021 represent the impact of fiscal 2020 union negotiations that were ratified subsequent to September 30, 2020.

	Other International
	Year Ended September 30,
	2023	2022	2021
Components of net periodic benefit income
Interest cost	$23.3	$15.7	$15.2
Expected return on plan assets	(30.8)	(24.8)	(24.9)
Recognized net actuarial loss	0.1	—	—
Recognized prior service cost	0.4	0.4	0.5
Net periodic benefit income	$(7.0)	$(8.7)	$(9.2)

Weighted-average assumptions used to determine net benefit income
Discount rate	5.15%	2.05%	1.73%
Rate of compensation increase	3.85%	3.45%	2.65%
Expected return on plan assets	5.63%	2.73%	2.38%

Changes in plan assets and benefit obligation recognized in OCI
Net loss	$7.6	$46.2	$26.4
Recognized loss	(0.1)	—	—
Recognized prior service cost	(0.4)	(0.4)	(0.5)
Total recognized in OCI (before tax effects)	$7.1	$45.8	$25.9
The Company expects to make contributions of $0.3 and zero to its defined benefit North America and Other International pension plans, respectively, during fiscal 2024.

The expected return on North America pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 57.7% equity securities, 38.0% fixed income and bonds, 3.3% real assets and 1.0% cash and cash equivalents. At September 30, 2023, equity securities were 64.7%, fixed income and bonds were 30.2%, real assets were 1.3% and cash and cash equivalents were 3.8% of the fair value of total plan assets, 96.8% of which was invested in passive index funds. At September 30, 2022, equity securities were 54.5%, fixed income and bonds were 33.9%, real assets were 2.9% and cash and cash equivalents were 8.7% of the fair value of total plan assets, 91.9% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The expected return on Other International pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 71.6% fixed income and bonds, 27.7% liability driven investments, 0.6% real assets and 0.1% cash and cash equivalents. At September 30, 2023, fixed income and bonds were 75.2%, liability driven investments were 21.4% and cash and cash equivalents were 3.4% of the fair value of total plan assets, 23.7% of which was invested in passive index funds. At September 30, 2022, fixed income and bonds were 78.8%, liability driven investments were 18.7%, real assets were 0.4% and cash and cash equivalents were 2.1% of the fair value of total plan assets, 20.2% of which was invested in passive index funds. The allocation guidelines were established by the trustees of the plan based on their determination of the appropriate risk posture and long-term objectives after consulting with management.
The following tables present the North America and Other International pension plans’ assets measured at fair value on a recurring basis and the basis for that measurement. The fair value of funds is based on quoted NAV per share held by the plans at year end.

	North America
	September 30, 2023			September 30, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2
Equities	$11.9	$—	$11.9	$11.0	$—	$11.0
Fixed income and bonds	5.2	—	5.2	5.0	—	5.0
Cash and cash equivalents	4.1	4.1	—	8.9	8.9	—
Fair value of plan assets in the fair value hierarchy	21.2	4.1	17.1	24.9	8.9	16.0
Equities	58.1	—	—	45.1	—	—
Fixed income and bonds	27.6	—	—	29.9	—	—
Real assets	1.3	—	—	3.0	—	—
Investments measured at NAV (a)	87.0	—	—	78.0	—	—
Total plan assets	$108.2	$4.1	$17.1	$102.9	$8.9	$16.0

	Other International
	September 30, 2023			September 30, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2
Fixed income and bonds	$280.4	$280.4	$—	$321.3	$321.3	$—
Liability driven instruments	91.6	91.6	—	77.9	77.9	—
Cash and cash equivalents	17.4	17.4	—	10.6	10.6	—
Fair value of plan assets in the fair value hierarchy	389.4	389.4	—	409.8	409.8	—
Fixed income and bonds	107.8	—	—	78.5	—	—
Liability driven instruments	19.2	—	—	16.9	—	—
Real assets	—	—	—	2.1	—	—
Investments measured at NAV (a)	127.0	—	—	97.5	—	—
Total plan assets	$516.4	$389.4	$—	$507.3	$409.8	$—
(a)In accordance with ASC Topic 820, certain investments were measured at NAV. In cases where the fair value was measured at NAV using the practical expedient provided for in ASC Topic 820, the investments have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the tables above.

Other Postretirement Benefits
The following table provides a reconciliation of the changes in the North America other postretirement benefit obligations over the two year period ended September 30, 2023 and a statement of the funded status and amounts recognized on the Consolidated Balance Sheets as of September 30, 2023 and 2022. Besides the North America plans, the Company does not maintain any other postretirement benefit plans.

	As of and for the Year Ended September 30,
	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$48.3	$66.5
Service cost	0.3	0.5
Interest cost	2.5	1.5
Net actuarial gain	(3.0)	(17.4)
Benefits paid	(2.3)	(2.3)
Currency translation	—	(0.5)
Benefit obligation at end of year	$45.8	$48.3

Change in fair value of plan assets
Employer contributions	2.3	2.3
Benefits paid	(2.3)	(2.3)
Fair value of plan assets at end of year	—	—
Funded status	$(45.8)	$(48.3)

Amounts recognized in assets or liabilities
Other current liabilities	(3.3)	(3.0)
Other liabilities	(42.5)	(45.3)
Net amount recognized	$(45.8)	$(48.3)

Amounts recognized in accumulated OCI
Net actuarial loss	$(11.7)	$(9.2)
Prior service credit	(0.7)	(5.4)
Total	$(12.4)	$(14.6)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	6.01%	5.62%
Discount rate — Canadian plans	5.67%	5.12%
Rate of compensation increase — Canadian plans	2.75%	2.75%

The following table presents the components of net periodic benefit income for the other postretirement benefit plans including amounts recognized in OCI. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit income were reported in “Other income, net” in the Consolidated Statements of Operations.

	Year Ended September 30,
	2023	2022	2021
Components of net periodic benefit income
Service cost	$0.3	$0.5	$0.5
Interest cost	2.5	1.5	1.5
Recognized net actuarial (gain) loss	(0.5)	0.6	1.1
Recognized prior service credit	(4.7)	(4.6)	(4.7)
Net periodic benefit income	$(2.4)	$(2.0)	$(1.6)

Weighted-average assumptions used to determine net benefit income
Discount rate — U.S. plans	5.62%	2.89%	2.79%
Discount rate — Canadian plans	5.12%	3.45%	2.78%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%

Changes in benefit obligation recognized in OCI
Net gain	$(3.0)	$(17.5)	$(4.3)
Recognized net actuarial gain (loss)	0.5	(0.6)	(1.1)
Recognized prior service credit	4.7	4.6	4.7
Total recognized in OCI (before tax effects)	$2.2	$(13.5)	$(0.7)
For September 30, 2023 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for fiscal 2024 was 6.5% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for fiscal 2030 and beyond. For September 30, 2022 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for fiscal 2023 was 6.3% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for fiscal 2028 and beyond. For both September 30, 2023 and 2022 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 4.5%, and will remain at this rate for 2024 and beyond.
Additional Information
As of September 30, 2023, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were:

	Pension Benefits	Other Benefits	Subsidy Receipts
Fiscal 2024	$26.7	$3.5	$0.1
Fiscal 2025	27.6	3.5	0.1
Fiscal 2026	28.9	3.5	0.1
Fiscal 2027	30.1	3.5	0.2
Fiscal 2028	30.7	3.5	0.2
Fiscal 2029 - 2033	172.2	17.8	1.1
In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $21.4, $19.6 and $19.9 for the years ended September 30, 2023, 2022 and 2021, respectively, related to such plan.
NOTE 19 — STOCK-BASED COMPENSATION
Long-Term Incentive Plans
The Company’s employees participate in various Company long-term incentive plans (the “Long-Term Incentive Plans”). On January 27, 2022, the Company’s shareholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which permits the issuance of stock-based compensation awards of up to 2.4 million shares, plus shares remaining to be issued under the 2019 Long-Term Incentive Plan (including any shares assumed thereunder from the 2016 and 2012 Long-Term Incentive

Plans) which were transferred to the 2021 Plan upon its effectiveness as well as shares underlying awards previously issued under any of the Long-Term Incentive Plans which awards are later forfeited. Awards issued under the Long-Term Incentive Plans have a maximum term of 10 years.
Total compensation cost for the Company’s cash and non-cash stock-based compensation awards recognized in the years ended September 30, 2023, 2022 and 2021 was $77.8, $66.4 and $49.7, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $10.5, $9.1 and $5.8, respectively. As of September 30, 2023, the total compensation cost related to Post’s non-vested awards not yet recognized was $77.2, which is expected to be recognized over a weighted-average period of 1.3 years.
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
The adjustments to the Equity Awards and Deferred Compensation Accounts had an immaterial impact on the Company’s Consolidated Statements of Operations for the years ended September 30, 2023 and 2022.
Stock Appreciation Rights (“SARs”)

$ in millions, except price per share	SARs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2022	81,554	$33.42
Granted	—
Exercised	(29,656)	28.28
Forfeited	—
Expired	—
Outstanding at September 30, 2023	51,898	36.35	1.23	$2.6
Vested and expected to vest as of September 30, 2023	51,898	36.35	1.23	2.6
Exercisable at September 30, 2023	51,898	36.35	1.23	2.6
Upon exercise of each SAR, the holder will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of SARs exercised was $1.9, $3.0 and $3.2 during the years ended September 30, 2023, 2022 and 2021, respectively. There were no SARs granted during the years ended September 30, 2023, 2022 or 2021.
Stock Options

$ in millions, except price per share	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2022	1,011,315	$48.75
Granted	—	—
Exercised	(262,607)	39.57
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2023	748,708	51.96	3.63	$25.3
Vested and expected to vest as of September 30, 2023	748,708	51.96	3.63	25.3
Exercisable at September 30, 2023	748,708	51.96	3.63	25.3
The fair value of each stock option was estimated on the grant date using the Black-Scholes Model. The Company used the simplified method for estimating a stock option term as it did not have sufficient historical stock option exercise experience upon which to estimate an expected term. The expected term was estimated based on the award’s vesting period and contractual term. Expected volatilities were based on historical volatility trends and other factors. The risk-free rate was the interpolated U.S. Treasury rate for a term equal to the expected term. There were no stock options granted during the years ended September 30, 2023, 2022 or 2021.
The total intrinsic value of stock options exercised was $14.1, $14.1 and $46.4 in the years ended September 30, 2023, 2022 and 2021, respectively. The Company received proceeds from the exercise of stock options of $3.9, $4.9 and $7.6 during the years ended September 30, 2023, 2022 and 2021, respectively.
Restricted Stock Units (“RSUs”)

	RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2022	1,348,806	$68.38
Granted	526,035	90.85
Vested	(763,124)	67.34
Forfeited	(51,485)	74.06
Nonvested at September 30, 2023	1,060,232	79.99
The grant date fair value of each RSU award was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested RSUs was $79.99, $68.38 and $97.23 at September 30, 2023, 2022 and 2021, respectively. The total vest date fair value of RSUs that vested during fiscal 2023, 2022 and 2021 was $68.9, $35.1 and $49.8, respectively.
Cash-Settled Restricted Stock Units (“Cash RSUs”)

	Cash RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2022	29,063	$34.68
Granted	—	—
Vested	(16,015)	34.68
Forfeited	—	—
Nonvested at September 30, 2023	13,048	34.68

At September 30, 2023, the 13,048 nonvested Cash RSUs were valued at the greater of the Company’s closing stock price or the grant price of $34.68. Cash used by the Company to settle Cash RSUs was $1.4, $1.1 and $1.1 for the years ended September 30, 2023, 2022 and 2021, respectively.
Earnings-Based Performance Restricted Stock Units (“Earnings PRSUs”)

	Earnings PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2022	272,427	$70.46
Granted	142,939	94.09
Vested	(148,531)	70.36
Forfeited	(7,293)	83.83
Nonvested at September 30, 2023	259,542	83.20

During the years ended September 30, 2023, 2022 and 2021, the Company granted Earnings PRSUs to certain employees. These awards will be earned based on reaching certain earnings-based targets over a period ranging from one to three years. The grant date fair value of each Earnings PRSU award was determined based upon the closing price of the Company’s common stock on the date of grant and the assumption that the Company would meet the full earnings-based targets. The Company reassesses the probability of achieving the earnings-based targets each quarterly reporting period and adjusts compensation cost accordingly. The weighted-average grant date fair value of nonvested Earnings PRSUs was $83.20, $70.46 and $98.33 at September 30, 2023, 2022 and 2021, respectively. The total vest date fair value of Earnings PRSUs that vested during the year ended September 30, 2023 was $14.1. No Earnings PRSUs vested during the years ended September 30, 2022 or 2021.
Market-Based Performance Restricted Stock Units (“Market PRSUs”)

	Market PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2022	374,402	$106.10
Granted	142,843	156.05
Vested	—	—
Forfeited	(23,140)	102.95
Nonvested at September 30, 2023	494,105	120.69
The total vest date fair value of Market PRSUs that vested during fiscal 2022 and 2021 was $6.6 and $3.9, respectively. No Market PRSUs vested during the year ended September 30, 2023.
During the years ended September 30, 2023, 2022 and 2021, the Company granted Market PRSUs to certain employees, which will be earned by comparing Post’s total shareholder return (“TSR”) during a three year period to the respective TSRs of companies in a performance peer group. Based upon Post’s ranking in its performance peer group when comparing TSRs, a recipient of a Market PRSU grant may earn a total award ranging from 0% to 260% of the target award. The fair value of each Market PRSU was estimated on the grant date using a Monte Carlo simulation. The weighted-average assumptions for Market PRSUs granted during the years ended September 30, 2023, 2022 and 2021 are summarized in the table below.

	2023	2022	2021
Expected term (in years)	3.0	3.0	3.0
Expected stock price volatility	29.1%	27.7%	28.3%
Risk-free interest rate	4.1%	0.9%	0.2%
Expected dividends	0%	0%	0%
Fair value (per Market PRSU)	$156.05	$163.63	$152.58
Deferred Compensation
Post provides deferred compensation plans for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation, and, with respect to key employee participants, all or a portion of their eligible annual bonus, until a later date based on the participant’s elections. Participant deferrals for employee and director participants may be notionally invested in Post common stock equivalents (the “Equity Option”) or into a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (the “Vanguard Funds”). In order to receive a 33.3% matching contribution, deferrals for director participants must be made into the Equity Option. Deferrals into the Equity Option are generally distributed in Post common stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to the administration of the deferred compensation plans. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in substantially the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability. For additional information regarding deferred compensation, see Note 14.

NOTE 20 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Year Ended September 30,
	2023	2022	2021
Shares repurchased (in millions)	4.4	4.9	4.0
Average price per share (a)	$87.13	$90.02	$98.37
Total share repurchase costs (b)	$387.1	$439.0	$393.7
(a)Average price per share excludes broker’s commissions, which are included in “Total share repurchase costs” within this table. Average price per share during the year ended September 30, 2022 was $103.79 prior to the BellRing Spin-off and $81.53 subsequent to the BellRing Spin-off.
(b)“Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the year ended September 30, 2022 included $4.0 of repurchases of common stock that were accrued in fiscal 2021 but did not settle until fiscal 2022. “Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the year ended September 30, 2021 included $7.4 of repurchases of common stock that were accrued in fiscal 2020 but did not settle until fiscal 2021.
On April 28, 2023, the Company completed the Pet Food acquisition (see Note 6). The purchase price included the issuance of 5.4 million shares of Post common stock to Smucker. The shares of Post common stock were valued based on the price of Post’s common stock for total stock consideration of $492.3. The Company did not receive any cash proceeds from the issuance of the shares of Post common stock to Smucker.
The Company may, from time to time, enter into common stock structured repurchase arrangements with financial institutions using general corporate funds. Under such arrangements, the Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or Post common stock. Upon expiration of each agreement, if the closing market price of Post’s common stock is above the predetermined price, the Company will have the initial investment returned with a premium in cash. If the closing market price of Post’s common stock is at or below the predetermined price, the Company will receive the number of shares specified in the agreement. The Company settled a structured share repurchase arrangement during the year ended September 30, 2021 and received cash payments of $47.5, which were recorded as “Cash received from share repurchase contracts” in the Consolidated Statements of Cash Flows for the year ended September 30, 2021.
NOTE 21 — SEGMENTS
At September 30, 2023, the Company managed and reported operating results through the following four reportable segments:
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
Amounts reported for Corporate in the table below include any amounts attributable to PHPC prior to the PHPC Redemption (see Note 5).
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
In fiscal 2023, 2022 and 2021, Post’s revenues were primarily generated by sales within the U.S.; foreign sales were 11.0%, 12.5% and 14.3% of total net sales, respectively. The largest concentration of foreign sales was within the U.K., which accounted for 54.0%, 52.9% and 54.6% of total foreign sales in fiscal 2023, 2022 and 2021, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.

As of September 30, 2023 and 2022, the majority of Post’s tangible long-lived assets were located in the U.S.; the remainder were located primarily in the U.K. and Canada, which combined have a net carrying value of approximately $280.9 and $253.6, respectively.
In the years ended September 30, 2023, 2022 and 2021, one customer, including its affiliates, accounted for 17.3%, 14.4% and 15.9%, respectively, of Post’s total net sales. All segments, except Foodservice, sold products to this major customer or its affiliates.
The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product. Note that additions to property and intangibles exclude additions through business acquisitions (see Note 6).

	Year Ended September 30,
	2023	2022	2021
Net Sales
Post Consumer Brands	$3,033.1	$2,242.7	$1,915.3
Weetabix	512.1	477.3	477.5
Foodservice	2,425.9	2,095.0	1,615.6
Refrigerated Retail	1,019.7	1,036.6	974.5
Eliminations and Corporate	0.2	(0.4)	(2.2)
Total	$6,991.0	$5,851.2	$4,980.7
Segment Profit
Post Consumer Brands	$378.8	$314.6	$316.6
Weetabix	73.9	109.5	115.4
Foodservice	349.5	151.0	61.7
Refrigerated Retail	69.2	57.1	75.9
Total segment profit	871.4	632.2	569.6
General corporate expenses and other	222.7	196.8	52.6
Impairment of goodwill	42.2	—	—
Interest expense, net	279.1	317.8	332.6
(Gain) loss on extinguishment of debt, net	(40.5)	(72.6)	93.2
Income on swaps, net	(39.9)	(268.0)	(122.8)
Gain on investment in BellRing	(5.1)	(437.1)	—
Earnings before income taxes and equity method loss	$412.9	$895.3	$214.0
Net sales by product
Cereal	$2,730.8	$2,595.0	$2,333.3
Eggs and egg products	2,304.0	2,026.1	1,556.1
Side dishes (including potato products)	732.0	652.4	575.0
Pet food	679.8	—	—
Cheese and dairy	191.5	214.3	223.0
Sausage	163.6	171.2	165.9
Nut butters	100.5	111.7	58.7
Protein-based products	34.1	12.9	—
Other	55.4	68.5	70.9
Eliminations	(0.7)	(0.9)	(2.2)
Total	$6,991.0	$5,851.2	$4,980.7
Additions to property and intangibles
Post Consumer Brands	$112.8	$91.2	$81.2
Weetabix	30.1	26.7	19.6
Foodservice and Refrigerated Retail	144.0	136.1	89.7
Corporate (a)	24.2	20.8	0.4
Total	$311.1	$274.8	$190.9

Depreciation and amortization
Post Consumer Brands	$157.3	$133.1	$122.0
Weetabix	35.9	37.5	39.0
Foodservice	128.7	127.5	126.0
Refrigerated Retail	76.1	78.4	75.5
Total segment depreciation and amortization	398.0	376.5	362.5
Corporate	9.1	3.7	4.0
Total	$407.1	$380.2	$366.5

		September 30,
		2023	2022
Assets
Post Consumer Brands		$4,782.2	$3,529.1
Weetabix		1,737.8	1,591.3
Foodservice and Refrigerated Retail		4,921.6	5,022.7
Corporate		205.1	1,164.9
Total assets		$11,646.7	$11,308.0
(a)During the years ended September 30, 2023 and 2022, the Company had non-cash exchanges of fixed assets of $8.1 and $19.5, respectively, which were included in the Corporate additions to property and intangibles.
NOTE 22 — SUBSEQUENT EVENTS
On October 7, 2023, the Company entered into a definitive agreement to acquire substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”) for $235.0, subject to working capital adjustments. Perfection is a manufacturer and packager of private label and co-manufactured pet food and baked treat products. The acquisition is expected to close in Post’s first quarter of fiscal 2024. Upon closing, the financial results of Perfection are expected to be reported in the Post Consumer Brands segment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
In connection with the Pet Food acquisition completed in fiscal 2023, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to our internal control over financial reporting. Based on management’s evaluation, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 28, 2023, we completed the Pet Food acquisition. Our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 did not include certain elements of the internal controls of Pet Food in accordance with SEC guidance permitting management to exclude recently acquired businesses from management’s report on internal control over financial reporting, not to extend beyond one year from the date of acquisition. Total Pet Food assets, excluding property, goodwill and intangible assets (which are included in our fiscal 2023 assessment), were $223.5 million, or 2% of consolidated total assets, as of September 30, 2023. Total Pet Food net sales were $679.8 million, or 10% of consolidated net sales, for the year ended September 30, 2023.
As of September 30, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2023, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this report.
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item that appears under the headings “Election of Directors” and “Corporate Governance – Board Meetings and Committees” in the Company’s definitive proxy statement for its 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2023 (the “2024 Proxy Statement”), is incorporated herein by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Item 1 of this report.
The Company has adopted a code of ethics, our Code of Conduct, applicable to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which sets forth the Company’s expectations for the conduct of business by our directors, officers and employees. The Code of Conduct is available on the Company’s website at www.postholdings.com. In the event the Company amends the Code of Conduct or waivers of compliance are granted and it is determined that such amendments or waivers are subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure obligations by posting such information on its website at www.postholdings.com.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item that appears under the headings “Compensation of Officers,” “Director Compensation for the Fiscal Year Ended September 30, 2023,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2024 Proxy Statement is incorporated herein by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2024 Proxy Statement shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item that appears under the headings “Security Ownership of Certain Shareholders – Security Ownership of Certain Beneficial Owners,” “Security Ownership of Certain Shareholders – Security Ownership of Management” and “Compensation of Officers – Equity Compensation Plan Information” in the 2024 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item that appears under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence and Role of the Independent Lead Director” in the 2024 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item that appears under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Post Holdings, Inc. are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, 2022 and 2021
•Consolidated Balance Sheets at September 30, 2023 and 2022
•Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022 and 2021
•Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2023, 2022 and 2021

•Notes to Consolidated Financial Statements
2.Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or not material or the required information is shown in the financial statements or notes thereto.
3.Exhibits.

Exhibit No.	Description
*2.1
Transaction Agreement and Plan of Merger, dated as of October 26, 2021, by and among BellRing Brands, Inc. (now known as BellRing Intermediate Holdings, Inc.), Post Holdings, Inc., BellRing Distribution, LLC (now known as BellRing Brands, Inc.) and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 27, 2021)

2.2
Amendment No. 1 to Transaction Agreement and Plan of Merger, dated as of February 28, 2022, by and among BellRing Brands, Inc. (now known as BellRing Intermediate Holdings, Inc.), Post Holdings, Inc., BellRing Distribution, LLC (now known as BellRing Brands, Inc.) and BellRing Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K (film no. 22683895) filed on February 28, 2022)

*2.3
Asset Purchase Agreement, dated as of February 8, 2023, by and among The J. M. Smucker Company, PCB Sub, LLC (now known as Post Brands Pet Care, LLC) and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 13, 2023)

2.4
Amendment No. 1 to the Asset Purchase Agreement, dated as of April 27, 2023, by and among The J. M. Smucker Company, Post Holdings, Inc. and Post Brands Pet Care, LLC (formerly known as PCB Sub, LLC) (Incorporated by reference to Exhibit 2.4 to the Company’s Form 10-Q filed on May 5, 2023)

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

†10.6	Form of Cash-Settled Long-Term Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on August 8, 2014)
†10.7	Post Holdings, Inc. Senior Management Bonus Program, effective as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)
†10.8	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)
†10.9	Post Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of January 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)
†10.10	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2016)
†10.11	Post Holdings, Inc. Amended and Restated Executive Savings Investment Plan, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2017)
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

10.14
Transaction Agreement, dated as of August 2, 2018, by and among THL Equity Fund VIII Investors (PB), LLC, 8th Avenue Food & Provisions, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K (film no. 18989403) filed on August 2, 2018)

†10.15	Form of Cliff Vesting Stock-Settled Restricted Stock Unit Agreement (two and five year vesting) (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on November 16, 2018)
†10.16	Form of Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2018)
†10.17	Post Holdings, Inc. 2019 Long-Term Incentive Plan, effective January 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2019)
†10.18	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 30, 2019)
†10.19	Form of Non-Qualified Stock Option Award Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 30, 2019)
†10.20	Form of Non-Employee Director Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on November 22, 2019)
†10.21	Amendment to the Post Holdings, Inc. Senior Management Bonus Program, effective September 30, 2019 (Incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K filed on November 22, 2019)
†10.22
Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2019 (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q filed on February 7, 2020)

10.23
Tax Receivable Agreement, dated as of October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

10.24
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

10.25
Second Amended and Restated Guarantee and Collateral Agreement, dated as of March 18, 2020, by and among Post Holdings, Inc., certain of its subsidiaries and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2020)

†10.26	Form of Performance-Based, Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 23, 2020)

Exhibit No.	Description
†10.27	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Management Directors) (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q filed on May 7, 2021)
†10.28	Offer Letter to Nicolas Catoggio, dated June 30, 2021 (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed on November 17, 2022)
†10.29	Form of Cliff-Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2021)
10.30
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 3, 2021, by and among Post Holdings, Inc. and Barclays Bank PLC, as administrative agent, including as Exhibit A thereto, Second Amended and Restated Credit Agreement, dated as of March 18, 2020 (as amended by the First Amendment to Second Amended and Restated Credit Agreement, dated as of September 3, 2021), among Post Holdings, Inc., as borrower, the institutions from time to time party thereto as lenders, Barclays Bank PLC, as administrative agent, Barclays Bank PLC, BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as syndication agents, and Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as documentation agents (Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K filed on November 19, 2021)

†10.31
Second Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2021 (Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q filed on February 4, 2022)

†10.32	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective November 16, 2021 (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on February 4, 2022)
†10.33	Post Holdings, Inc. 2021 Long-Term Incentive Plan, effective November 17, 2021 (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q filed on February 4, 2022)
†10.34	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q filed on February 4, 2022)
†10.35	Form of Performance-Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q filed on February 4, 2022)
†10.36	Form of Stock-Settled Bonus Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on November 17, 2022)
†10.37	Form of Performance-Based Restricted Stock Unit Agreement (3-Year Cumulative EBITDA Grant) (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on November 17, 2022)
10.38
Second Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Guarantee and Collateral Agreement, dated as of December 17, 2021, by and among Post Holdings, Inc., as borrower, certain of its subsidiaries, as guarantors, Barclays Bank PLC, as administrative agent, and the institutions constituting the Required Lenders (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2021)

†10.39	Form of Non-Employee Director Restricted Stock Unit Agreement (United States Non-Employee Directors) (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q filed on May 6, 2022)
†10.40	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Employee Directors) (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-Q filed on May 6, 2022)
10.41
Joinder Agreement No. 1, dated as of March 8, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) party thereto, the Funding Incremental Term Loan Lenders (as defined therein), Barclays Bank PLC, as administrative agent, and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 10, 2022)

*10.42
Tax Matters Agreement, dated as of March 10, 2022, by and among BellRing Intermediate Holdings, Inc., Post Holdings, Inc. and BellRing Brands, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2022)

10.43
Joinder Agreement No. 2, dated as of July 25, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) party thereto, the Funding Incremental Term Loan Lenders (as defined therein), Barclays Bank PLC, as administrative agent and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2022)

†10.44	Form of Cliff-Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed on November 17, 2022)
†10.45	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2022)

Exhibit No.	Description
†10.46	Form of Stock-Settled Performance-Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 18, 2022)
†10.47	Form of Stock-Settled Bonus Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 18, 2022)
*10.48
Joinder Agreement No. 4, dated as of April 26, 2023, by and among Post Holdings, Inc., the Guarantors (as defined therein) party thereto, the Funding Incremental Term Loan Lenders (as defined therein) and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2023)

10.49
Registration Rights Agreement, dated as of April 28, 2023, between Post Holdings, Inc. and The J. M. Smucker Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 28, 2023)

†10.50	Third Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective August 1, 2023
21.1	Subsidiaries of Post Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Jeff A. Zadoks pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2023
31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2023
**32.1	Certifications of Jeff A. Zadoks and Matthew J. Mainer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2023
97.1	Post Holdings, Inc. Executive Compensation Recovery Policy
101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document
101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document
101.CAL	iXBRL (Inline XBRL) Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL (Inline XBRL) Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL (Inline XBRL) Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL (Inline XBRL) Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-K for the year ended September 30, 2023, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Post agrees to furnish supplementally to the SEC a copy of any omitted exhibit or schedule upon request by the SEC.

**
Exhibit furnished herewith and shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, nor shall such exhibit be incorporated by reference into any of Post’s filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS, INC.

By:	/s/ Jeff A. Zadoks
Jeff A. Zadoks
Interim President and Chief Executive Officer and Executive Vice President and Chief Operating Officer
November 17, 2023
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew J. Mainer and Diedre J. Gray, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with any or all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff A. Zadoks	Interim President and Chief Executive Officer and Executive Vice President and Chief Operating Officer (principal executive officer)	November 17, 2023
Jeff A. Zadoks

/s/ Matthew J. Mainer	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	November 17, 2023
Matthew J. Mainer

/s/ Bradly A. Harper	Senior Vice President, Chief Accounting Officer (principal accounting officer)	November 17, 2023
Bradly A. Harper

/s/ William P. Stiritz	Chairman of the Board	November 17, 2023
William P. Stiritz

/s/ Dorothy M. Burwell	Director	November 17, 2023
Dorothy M. Burwell

/s/ Gregory L. Curl	Director	November 17, 2023
Gregory L. Curl

/s/ Thomas C. Erb	Director	November 17, 2023
Thomas C. Erb

/s/ Robert E. Grote	Director	November 17, 2023
Robert E. Grote

/s/ Ellen F. Harshman	Director	November 17, 2023
Ellen F. Harshman

/s/ David W. Kemper	Director	November 17, 2023
David W. Kemper

/s/ Jennifer Kuperman	Director	November 17, 2023
Jennifer Kuperman

/s/ David P. Skarie	Director	November 17, 2023
David P. Skarie

/s/ Robert V. Vitale	Director	November 17, 2023
Robert V. Vitale