Form 10-Q
period 2023-12-31
Post Holdings, Inc.
filed 2024-02-02
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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
Common Stock, $0.01 par value per share – 60,681,218 shares as of January 29, 2024

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2023	2022
Net Sales	$1,965.9	$1,566.3
Cost of goods sold	1,393.3	1,151.4
Gross Profit	572.6	414.9
Selling, general and administrative expenses	322.9	228.7
Amortization of intangible assets	45.7	36.4
Other operating income, net	(5.3)	(0.1)
Operating Profit	209.3	149.9
Interest expense, net	78.1	65.9
Gain on extinguishment of debt, net	(3.1)	(8.7)
Expense (income) on swaps, net	21.1	(12.3)
Other income, net	(3.5)	(13.4)
Earnings before Income Taxes and Equity Method Loss	116.7	118.4
Income tax expense	28.5	24.7
Equity method loss, net of tax	0.1	—
Net Earnings Including Noncontrolling Interests	88.1	93.7
Less: Net earnings attributable to noncontrolling interests	—	1.8
Net Earnings	$88.1	$91.9

Earnings per Common Share:
Basic	$1.46	$1.66
Diluted	$1.35	$1.52
Weighted-Average Common Shares Outstanding:
Basic	60.5	58.8
Diluted	67.3	65.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2023	2022
Net Earnings Including Noncontrolling Interests	$88.1	$93.7
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	(0.4)	(1.2)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	65.4	117.7
Tax benefit on other comprehensive income:
Pension and postretirement benefits adjustments:
Reclassifications to net earnings	0.1	0.3
Total Other Comprehensive Income Including Noncontrolling Interests	65.1	116.8
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.4)	1.5
Total Comprehensive Income	$153.6	$209.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2023	September 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$150.6	$93.3
Restricted cash	15.4	23.9
Receivables, net	586.7	512.4
Inventories	824.8	789.9
Prepaid expenses and other current assets	83.2	59.0
Total Current Assets	1,660.7	1,478.5
Property, net	2,124.6	2,021.4
Goodwill	4,652.4	4,574.4
Other intangible assets, net	3,262.5	3,212.4
Other assets	372.2	360.0
Total Assets	$12,072.4	$11,646.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.1	$1.1
Accounts payable	412.6	368.8
Other current liabilities	421.6	435.4
Total Current Liabilities	835.3	805.3
Long-term debt	6,314.0	6,039.0
Deferred income taxes	684.6	674.4
Other liabilities	285.7	276.7
Total Liabilities	8,119.6	7,795.4
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,273.1	5,288.1
Retained earnings	1,504.6	1,416.5
Accumulated other comprehensive loss	(69.6)	(135.1)
Treasury stock, at cost	(2,765.0)	(2,728.3)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,944.0	3,842.1
Noncontrolling interests	8.8	9.2
Total Shareholders’ Equity	3,952.8	3,851.3
Total Liabilities and Shareholders’ Equity	$12,072.4	$11,646.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$88.1	$93.7
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	112.4	92.6
Unrealized loss (gain) on interest rate swaps, foreign exchange contracts and warrant liability, net	24.0	(5.8)
Gain on extinguishment of debt, net	(3.1)	(8.7)
Non-cash stock-based compensation expense	19.1	17.0
Equity method loss, net of tax	0.1	—
Deferred income taxes	1.4	(8.4)
Other, net	(5.2)	(4.8)
Other changes in operating assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables, net	(21.8)	10.2
Increase in inventories	(9.2)	(44.6)
Increase in prepaid expenses and other current assets	(27.1)	(8.9)
Increase in other assets	(4.6)	(0.2)
Decrease in accounts payable and other current liabilities	(4.7)	(39.5)
Increase in non-current liabilities	5.0	5.7
Net Cash Provided by Operating Activities	174.4	98.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(252.7)	—
Additions to property	(80.8)	(52.3)
Other, net	(0.3)	(0.7)
Net Cash Used in Investing Activities	(333.8)	(53.0)

Cash Flows from Financing Activities
Proceeds from issuance of debt	345.0	130.0
Repayments of debt, net of discounts	(67.6)	(90.7)
Purchases of treasury stock	(36.7)	(22.0)
Payments of debt issuance costs	—	(1.1)
Financing portion of cash paid for rate-lock interest rate swaps	—	(16.3)
Other, net	(34.4)	(28.2)
Net Cash Provided by (Used in) Financing Activities	206.3	(28.3)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1.9	2.8
Net Increase in Cash, Cash Equivalents and Restricted Cash	48.8	19.8
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	117.2	590.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$166.0	$609.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended December 31,
	2023	2022
Common Stock
Beginning and end of period	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	5,288.1	4,748.2
Activity under stock and deferred compensation plans	(34.1)	(27.8)
Non-cash stock-based compensation expense	19.1	17.0
End of period	5,273.1	4,737.4
Retained Earnings
Beginning of period	1,416.5	1,109.0
Net earnings	88.1	91.9
Post Holdings Partnering Corporation deemed dividend	—	0.1
End of period	1,504.6	1,201.0
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(30.3)	(29.7)
Net change in retirement benefits, net of tax	(0.3)	(0.9)
End of period	(30.6)	(30.6)
Hedging Adjustments, net of tax
Beginning and end of period	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(179.6)	(308.0)
Foreign currency translation adjustments	65.8	118.0
End of period	(113.8)	(190.0)
Treasury Stock
Beginning of period	(2,728.3)	(2,341.2)
Purchases of treasury stock	(36.7)	(24.0)
End of period	(2,765.0)	(2,365.2)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,944.0	3,428.3
Noncontrolling Interests
Beginning of period	9.2	11.7
Net earnings attributable to noncontrolling interests	—	0.2
Foreign currency translation adjustments	(0.4)	(0.3)
End of period	8.8	11.6
Total Shareholders’ Equity	$3,952.8	$3,439.9
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share, per unit and per principal amount information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” the “Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its subsidiaries), which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 17, 2023.
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
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have a material impact on the Company’s results of operations, comprehensive income, financial position, cash flows, shareholders’ equity or related disclosures based on current information.
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2024 (i.e., the Company’s annual financial statements for the year ended September 30, 2026), with early adoption permitted. This ASU should be adopted prospectively; however, retrospective adoption is permitted. The Company is currently evaluating the impact of this standard.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2023 (i.e., the Company’s annual financial statements for the year ended September 30, 2025) and for interim periods within fiscal years beginning after December 15, 2024 (i.e., the Company’s interim financial statements for the three months ended December 31, 2025), with early adoption permitted. This ASU requires retrospective adoption. The Company is currently evaluating the impact of this standard.
NOTE 3 — NONCONTROLLING INTERESTS, EQUITY INTERESTS AND RELATED PARTY TRANSACTIONS
Post Holdings Partnering Corporation
In May and June 2021, the Company and Post Holdings Partnering Corporation (“PHPC”), a special purpose acquisition company, consummated the initial public offering of 34.5 units of PHPC (the “PHPC Units” and such transaction, the “PHPC IPO”), of which a wholly-owned subsidiary of the Company (“PHPC Sponsor”) purchased 4.0 PHPC Units. Each PHPC Unit consisted of one share of Series A common stock of PHPC (“PHPC Series A Common Stock”) and one-third of one redeemable warrant to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0. Under the terms of the PHPC IPO, PHPC was required to consummate a partnering transaction by May 28, 2023, which could have been extended to August 28, 2023 in certain circumstances (the “Combination Period”).
Substantially concurrently with the closing of the PHPC IPO, PHPC completed the private sale of 1.1 units of PHPC (the “PHPC Private Placement Units”), at a purchase price of $10.00 per PHPC Private Placement Unit, to PHPC Sponsor, generating proceeds to PHPC of $10.9 (the “PHPC Private Placement”). Each PHPC Private Placement Unit consisted of one share of PHPC Series A Common Stock and one-third of one redeemable warrant of PHPC to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Private Placement Warrants”).
In addition, the Company, through PHPC Sponsor’s ownership of 8.6 shares of Series F common stock of PHPC (the “PHPC Series F Common Stock”), had certain governance rights in PHPC relating to the election of PHPC directors and voting rights on amendments to PHPC’s amended and restated certificate of incorporation.

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
The public stockholders’ ownership of PHPC equity represented a noncontrolling interest (“NCI”) to the Company, which was classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock was redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI was equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net earnings or loss, other comprehensive income or loss (“OCI”) and distributions or (ii) the redemption value. The redemption value represented the amount the public stockholders of PHPC Series A Common Stock would be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for, which was a pro-rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro-rata interest earned on the funds held in the trust account (which interest was net of taxes payable, and less up to $0.1 of interest to pay dissolution expenses). Remeasurements to the redemption value of the redeemable NCI were recognized as a deemed dividend and recorded to retained earnings on the balance sheet prior to the PHPC Redemption (as defined below).
In connection with the PHPC IPO, PHPC incurred offering costs of $17.9, of which $10.7 were deferred underwriting commissions that would have become payable to the underwriters solely in the event that PHPC completed a partnering transaction.
Prior to the PHPC Redemption, the Company beneficially owned 31.0% of the equity of PHPC and the net earnings and net assets of PHPC were consolidated within the Company’s financial statements. The remaining 69.0% of the consolidated net earnings and net assets of PHPC, which represented the percentage of economic interest in PHPC held by the public stockholders of PHPC through their ownership of PHPC equity, were allocated to redeemable NCI. All transactions between PHPC and PHPC Sponsor, as well as related financial statement impacts, eliminated in consolidation.
On May 11, 2023, PHPC announced that it would not complete a partnering transaction within the Combination Period and that the entity would liquidate and dissolve in accordance with the terms of its amended and restated certificate of incorporation. Subsequent to the decision to liquidate and dissolve, PHPC completed certain winding-up activities, which included writing-off the deferred underwriting commissions as the underwriters agreed to waive their rights to these amounts should a partnering transaction not occur. The Company recorded a $10.7 gain in connection with this write-off during the third quarter of fiscal 2023.
On May 28, 2023, the PHPC Warrants and the PHPC Private Placement Warrants expired worthless, as PHPC had not completed a partnering transaction before the expiration of the Combination Period.
On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. In connection with the PHPC Redemption, during the third quarter of fiscal 2023:
•$353.4 of funds held in the trust account immediately prior to the PHPC Redemption were distributed to redeem all of the outstanding shares of PHPC Series A Common Stock. The Company received $40.9 from the PHPC Redemption related to its ownership of 4.0 shares of PHPC Series A Common Stock; and
•redeemable NCI of $312.5 immediately prior to the PHPC Redemption was reduced to zero.
Subsequent to the PHPC Redemption, PHPC delisted from the New York Stock Exchange and dissolved in June 2023, and all classes of shares of PHPC equity were cancelled, including the PHPC Private Placement Units and the shares of the PHPC Series F Common Stock, which were surrendered by PHPC Sponsor for no consideration. PHPC Sponsor subsequently dissolved in August 2023.

The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity for the three months ended December 31, 2022.

Net earnings attributable to redeemable NCI	$1.6
Redemption value adjustment	(1.5)
PHPC deemed dividend	$0.1
The following table summarizes the changes to the Company’s redeemable NCI for the three months ended December 31, 2022.

Beginning of period	$306.6
Net earnings attributable to redeemable NCI	1.6
PHPC deemed dividend	(0.1)
End of period	$308.1
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
During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, in accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company discontinued applying the equity method to the investment after reducing the balance of the investment to zero. The Company’s investment in 8th Avenue was zero at both December 31, 2023 and September 30, 2023, and the Company did not recognize an equity method gain (loss) attributable to 8th Avenue for the three months ended December 31, 2023 or 2022.
The Company provides services to 8th Avenue under a master services agreement (the “MSA”), as well as certain advisory services for a fee. The Company recorded MSA and advisory income of $0.8 during both the three months ended December 31, 2023 and 2022, which were recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
During the three months ended December 31, 2023 and 2022, the Company had net sales to 8th Avenue of $1.7 and $2.4, respectively, and purchases from and royalties paid to 8th Avenue of $19.9 and $23.3, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length.
The Company had current receivables and current payables with 8th Avenue of $5.5 and $12.5, respectively, at December 31, 2023, and $3.9 and $13.3, respectively, at September 30, 2023. The current receivables and current payables were included in “Receivables, net” and “Accounts payable,” respectively, on the Condensed Consolidated Balance Sheets and related to MSA fees, pass-through charges owed by 8th Avenue to the Company and related party sales and purchases. In addition, the Company had a long-term receivable and a long-term liability with 8th Avenue of $12.9 and $0.7, respectively, at both December 31, 2023 and September 30, 2023, which were included in “Other assets” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to tax indemnifications.
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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was $0.1 and zero for the three months ended December 31, 2023 and 2022, respectively, and was included in “Equity method loss, net of tax” in the Condensed Consolidated Statements of

Operations. The investment in Alpen was $3.7 and $3.6 at December 31, 2023 and September 30, 2023, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets. The Company had a note receivable balance with Alpen of $0.4 at both December 31, 2023 and September 30, 2023, which was included in “Other assets” on the Condensed Consolidated Balance Sheets.
BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers or directors serve as directors of BellRing.
On September 30, 2022, Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of the Company, entered into a co-packing agreement with Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of BellRing (the “Co-Packing Agreement”). In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing certain ready-to-drink (“RTD”) shakes for Premier Nutrition. There were no sales of RTD shakes to Premier Nutrition during the three months ended December 31, 2023 or during fiscal 2023. Other related party transactions and balances between the Company and BellRing were immaterial as of and for the three months ended December 31, 2023 and 2022.
NOTE 4 — BUSINESS COMBINATIONS
The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the Company’s financial statements reflect the operations of an acquired business starting from the date of acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition based on Level 3 inputs. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Any excess of the estimated fair values of the identifiable net assets acquired over the purchase price is recorded as a gain on bargain purchase. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies, the expansion of the business into new or growing segments of the industry and the addition of new employees.
Fiscal 2024
On December 1, 2023, the Company completed its acquisition of substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”) for $235.0, subject to working capital adjustments and other adjustments, resulting in a payment at closing of $238.8. Perfection is a manufacturer and packager of private label and co-manufactured pet food and baked treat products and is reported in the Post Consumer Brands segment. The acquisition was completed using cash on hand, including borrowings under the Revolving Credit Facility (as defined in Note 14). At December 31, 2023, the Company had recorded a receivable related to additional estimated working capital adjustments of $3.5, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheets.
Based upon the preliminary purchase price allocation, the Company recorded $79.0 of customer relationships, which is being amortized over a weighted-average useful life of 16 years. Net sales and operating profit included in the Condensed Consolidated Statements of Operations attributable to Perfection were $19.5 and $0.1, respectively, for the three months ended December 31, 2023. The Company recorded $1.8 of acquisition-related costs related to Perfection, which were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2023.
Preliminary values of Perfection are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change. The goodwill generated by the Company’s Perfection acquisition is expected to be deductible for U.S. income tax purposes.

The following table presents the preliminary purchase price allocation related to the Perfection acquisition based upon the fair values of assets acquired and liabilities assumed as of December 31, 2023.

Cash and cash equivalents	$0.3
Receivables, net	40.8
Inventories	21.1
Prepaid expenses and other current assets	0.4
Property, net	73.8
Other intangible assets, net	79.0
Other assets	2.9
Accounts payable	(21.2)
Other current liabilities	(1.6)
Other liabilities	(1.8)
Total identifiable net assets	193.7
Goodwill	41.6
Fair value of total consideration transferred	$235.3
Also on December 1, 2023, the Company completed its acquisition of Deeside Cereals I Ltd (“Deeside”) for £11.3 (approximately $14.3). The acquisition was completed using cash on hand. Deeside is a producer of private label cereals in the United Kingdom (the “U.K.”) and is reported in the Weetabix segment. Based upon the preliminary purchase price allocation at December 31, 2023, the Company identified and recorded $20.5 of net assets, which exceeded the purchase price paid for Deeside. As a result, the Company recorded a gain of $6.2, which was included in “Other operating income, net” in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2023. Net sales and operating loss included in the Condensed Consolidated Statements of Operations attributable to Deeside were $2.3 and $0.2, respectively, for the three months ended December 31, 2023. Preliminary values of Deeside are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change.
Fiscal 2023
On April 28, 2023, the Company completed its acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and certain manufacturing and distribution facilities (collectively, “Pet Food”), facilitating the Company’s entry into the pet food category. The purchase price of the Pet Food acquisition was $1,207.5 which included (i) $700.0 in cash, subject to inventory adjustments, resulting in a payment at closing of $715.5, (ii) 5.4 shares of Post common stock, or $492.3, and (iii) immaterial working capital adjustments. The cash payment was made using cash on hand, including proceeds from the Fourth Incremental Term Loan (as defined in Note 14). Pet Food is reported in the Post Consumer Brands segment.
In connection with the Pet Food acquisition, the Company and Smucker entered into a transition services agreement (the “TSA”) pursuant to which Smucker provides certain Pet Food support services to Post for a transition period of 18 months (or up to 24 months at Post’s election) following the close of the acquisition based on the terms set forth in the TSA. Pet Food support services include, but are not limited to, certain sales, marketing, finance, information technology, procurement and supply chain services. During the three months ended December 31, 2023, Post incurred $5.0 related to TSA fees, which was recorded within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In accordance with the terms of the TSA, Smucker collects sales receivables from and remits payments to customers and vendors, respectively, in accordance with Smucker’s existing contractual terms. Pet Food receivables and payables are settled between Post and Smucker monthly on a net basis per the terms of the TSA. As of December 31, 2023 and September 30, 2023, the Company had recorded a net receivable due from Smucker related to the TSA of $56.3 and $35.5, respectively, which was recorded within “Receivables, net” on the Condensed Consolidated Balance Sheets.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2024 Perfection acquisition and the fiscal 2023 Pet Food acquisition for the periods presented as if the fiscal 2024 Perfection acquisition had occurred on October 1, 2022 and the fiscal 2023 Pet Food acquisition had occurred on October 1, 2021, along with certain pro forma adjustments. The results of operations for the fiscal 2024 Deeside acquisition were immaterial for presentation within the following unaudited pro forma information. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation expense based upon the fair value of assets acquired, acquisition-related costs, inventory revaluation adjustments, interest expense, TSA fees and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the Perfection and Pet Food acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended December 31,
	2023	2022
Pro forma net sales	$2,006.8	$2,016.0
Pro forma net earnings	$91.9	$95.7
Pro forma basic earnings per common share	$1.52	$1.58
Pro forma diluted earnings per common share	$1.41	$1.46
NOTE 5 — RESTRUCTURING
In November 2023, the Company finalized its plan to close its Post Consumer Brands cereal manufacturing facility in Lancaster, Ohio (the “Lancaster Facility”). The transfer of production capabilities to other Company locations and closure of the Lancaster Facility is expected to be completed by the end of fiscal 2024.
Restructuring charges and the associated liabilities for employee-related expenses related to the closure of the Lancaster Facility are shown in the following table.

Balance, September 30, 2023	$—
Charge to expense	7.5
Cash payments	—
Non-cash charges	—
Balance, December 31, 2023	$7.5

Total expected restructuring charges	$7.8
Cumulative restructuring charges incurred to date	7.5
Remaining expected restructuring charges	$0.3
No restructuring charges were incurred during the three months ended December 31, 2022. Restructuring charges were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2023.
NOTE 6 — INCOME TAXES
The effective income tax rate was 24.4% and 20.9% for the three months ended December 31, 2023 and 2022, respectively. In the three months ended December 31, 2022, the effective income tax rate differed from the statutory rate primarily as a result of $5.0 of discrete tax benefit items related to excess tax benefits for share-based payments.
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
Remeasurements to the redemption value of the redeemable NCI prior to the PHPC Redemption were recognized as a deemed dividend (see Note 3). The Company made an election to treat the portion of the deemed dividend that exceeded fair value as an adjustment to income available to common shareholders for basic and diluted earnings per share. In addition, dilutive net earnings was adjusted for interest expense, net of tax, related to the Company’s convertible senior notes.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2023	2022
Net earnings	$88.1	$91.9
Impact of redeemable NCI	—	5.7
Net earnings for basic earnings per share	$88.1	$97.6
Impact of interest expense, net of tax, related to convertible senior notes	2.7	2.7
Net earnings for diluted earnings per share	$90.8	$100.3

Weighted-average shares for basic earnings per share	60.5	58.8
Effect of dilutive securities:
Stock options	0.3	0.4
Restricted stock units	0.4	0.7
Market-based performance restricted stock units	0.6	0.4
Earnings-based performance restricted stock units	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4
Total dilutive securities	6.8	7.0
Weighted-average shares for diluted earnings per share	67.3	65.8

Earnings per Common Share:
Basic	$1.46	$1.66
Diluted	$1.35	$1.52
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2023	2022
Restricted stock units	—	0.2
Market-based performance restricted stock units	0.1	0.2
NOTE 8 — INVENTORIES

	December 31, 2023	September 30, 2023
Raw materials and supplies	$165.2	$155.9
Work in process	29.5	24.4
Finished products	596.8	573.6
Flocks	33.3	36.0
	$824.8	$789.9
NOTE 9 — PROPERTY, NET

	December 31, 2023	September 30, 2023
Property, at cost	$3,944.9	$3,769.4
Accumulated depreciation	(1,820.3)	(1,748.0)
	$2,124.6	$2,021.4

NOTE 10 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2023
Goodwill (gross)	$2,261.1	$854.3	$1,355.3	$803.7	$5,274.4
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,652.0	$854.3	$1,355.3	$712.8	$4,574.4
Goodwill from acquisition	41.6	—	—	—	41.6
Currency translation adjustment	0.1	36.3	—	—	36.4
Balance, December 31, 2023
Goodwill (gross)	$2,302.8	$890.6	$1,355.3	$803.7	$5,352.4
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,693.7	$890.6	$1,355.3	$712.8	$4,652.4
NOTE 11 — INTANGIBLE ASSETS, NET

	December 31, 2023			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,621.8	$(976.7)	$1,645.1	$2,535.5	$(940.7)	$1,594.8
Trademarks, brands and licensing agreements	886.4	(312.7)	573.7	885.8	(301.3)	584.5
	3,508.2	(1,289.4)	2,218.8	3,421.3	(1,242.0)	2,179.3
Not subject to amortization:
Trademarks and brands	1,043.7	—	1,043.7	1,033.1	—	1,033.1
	$4,551.9	$(1,289.4)	$3,262.5	$4,454.4	$(1,242.0)	$3,212.4
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS
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
At December 31, 2023, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts (the “FX contracts”) maturing in the next year that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling;
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced; and
•pay-fixed, receive-variable interest rate swaps maturing in April 2026 that require monthly settlements and have the effect of hedging forecasted interest payments on the Company’s Fourth Incremental Term Loan (as defined in Note 14).

During the three months ended December 31, 2022, the Company paid $16.3 in connection with the termination of $208.9 notional value of its rate-lock swap contracts and received cash proceeds of $6.7 in connection with the termination of its interest rate swap contract with a $200.0 notional value.
The following table presents the notional amounts of derivative instruments held.

	December 31, 2023	September 30, 2023
Commodity contracts	$255.5	$215.0
Energy contracts	50.1	48.9
FX contracts	3.2	3.0
Interest rate swaps	700.0	700.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	December 31, 2023	September 30, 2023
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$2.2	$1.2
Energy contracts	Prepaid expenses and other current assets	0.2	2.5
Interest rate swaps	Prepaid expenses and other current assets	6.7	10.6
Commodity contracts	Other assets	4.8	—
Interest rate swaps	Other assets	—	11.3
		$13.9	$25.6

Liability Derivatives:
Commodity contracts	Other current liabilities	$9.7	$14.1
Energy contracts	Other current liabilities	7.8	2.0
Interest rate swaps	Other liabilities	8.8	—
		$26.3	$16.1
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended December 31,
		2023	2022
Commodity contracts	Cost of goods sold	$1.6	$(2.1)
Energy contracts	Cost of goods sold	7.5	2.8
FX contracts	Selling, general and administrative expenses	—	(0.1)
Interest rate swaps	Expense (income) on swaps, net	21.1	(12.3)
PHPC Warrants	Other income, net	—	(0.2)
At December 31, 2023 and September 30, 2023, the Company had pledged collateral of $14.9 and $23.4, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 13 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2023			September 30, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$15.1	$15.1	$—	$13.0	$13.0	$—
Derivative assets	13.9	—	13.9	25.6	—	25.6
Equity securities	17.2	17.2	—	0.2	0.2	—
	$46.2	$32.3	$13.9	$38.8	$13.2	$25.6
Liabilities:
Deferred compensation liabilities	$39.8	$—	$39.8	$36.8	$—	$36.8
Derivative liabilities	26.3	—	26.3	16.1	—	16.1
	$66.1	$—	$66.1	$52.9	$—	$52.9
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
Equity Securities and Other Fair Value Measurements
The Company uses the market approach to measure the fair value of its equity securities. The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond and the Revolving Credit Facility (as defined in Note 14) as of December 31, 2023 and September 30, 2023 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the municipal bond and the Revolving Credit Facility, was $5,768.0 and $5,491.5 as of December 31, 2023 and September 30, 2023, respectively, which included $583.0 and $572.6 related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 14 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheets are presented in the following table.

	December 31, 2023	September 30, 2023
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	1,023.8	1,049.7
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	939.9	939.9
5.75% senior notes maturing March 2027	459.3	459.3
Fourth Incremental Term Loan	400.0	400.0
Revolving Credit Facility	300.0	—
Municipal bond	5.3	5.3
	$6,323.7	$6,049.6
Less: Current portion of long-term debt	1.1	1.1
Debt issuance costs, net	39.8	42.0
Plus: Unamortized premium, net	31.2	32.5
Total long-term debt	$6,314.0	$6,039.0
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
The 2.50% convertible senior notes may be converted at the holder’s option up to the second scheduled trading day immediately before the maturity date of August 15, 2027 under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
As of both December 31, 2023 and September 30, 2023, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of December 31, 2023 or September 30, 2023. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both December 31, 2023 and September 30, 2023.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by Joinder Agreement No. 1, Joinder Agreement No. 2, the Third Joinder Agreement (as defined below) and the Fourth Joinder Agreement (as defined below), as amended, restated or amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $750.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0.
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
During the three months ended December 31, 2023, the Company borrowed $345.0 and repaid $45.0 under the Revolving Credit Facility. There were no borrowings or repayments under the Revolving Credit Facility during the three months ended December 31, 2022. As of December 31, 2023, the Revolving Credit Facility had outstanding borrowings of $300.0, outstanding letters of credit of $20.5 and an available borrowing capacity under the Revolving Credit Facility of $429.5. As of September 30, 2023, the Revolving Credit Facility had no outstanding borrowings, outstanding letters of credit of $19.7 and an available borrowing capacity of $730.3. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before March 18, 2025. As of December 31, 2023, the interest rates on the outstanding borrowings under the Revolving Credit Facility ranged from 6.69% to 9.00%.
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
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or default under certain other indebtedness in excess of $100.0, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $100.0, attachments issued against all or any material part of the Company’s property, certain events under the Employee Retirement Income Security Act of 1974, a change of control (as defined in the Credit Agreement), the invalidity of any loan document and the failure of the collateral documents to create a valid and perfected first priority lien (subject to certain permitted liens). Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the Credit Agreement may accelerate and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees of the Company’s obligations under the Credit Agreement.
Third Incremental Term Loan
On November 18, 2022, the Company entered into Joinder Agreement No. 3 (the “Third Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, J.P. Morgan Securities LLC (“J.P. Morgan”), as lender, Barclays Bank PLC, as administrative agent, and JPMorgan Chase Bank, N.A., as sub-agent to the administrative agent. The Third Joinder Agreement provided for an incremental term loan (the “Third Incremental Term Loan”) of $130.0 under the Company’s Credit Agreement, which the Company borrowed in full on November 18, 2022.
On November 21, 2022, the Company and J.P. Morgan entered into an exchange agreement (the “Third Exchange Agreement”) pursuant to which the Company transferred the remaining shares of BellRing common stock it held from its previous transactions related to the distribution of a portion of its interest in BellRing, which occurred in fiscal 2022, to J.P. Morgan to repay $99.9 in aggregate principal amount of the Third Incremental Term Loan (such exchange, the “Fiscal 2023 Debt-for-Equity Exchange”). Following the completion of the Fiscal 2023 Debt-for-Equity Exchange, the Company no longer held shares of BellRing common stock. On November 25, 2022, the Company repaid the remaining principal balance of $30.1 of the Third Incremental Term Loan using cash on hand. For additional information, see “Repayments of Debt” below.
Fourth Incremental Term Loan
On April 26, 2023, the Company entered into Joinder Agreement No. 4 (the “Fourth Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions party to the Fourth Joinder Agreement as lenders (the “Fourth Incremental Term Loan Lenders”) and Barclays Bank PLC, as the administrative agent. The Fourth Joinder Agreement provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 under the Credit Agreement, which the Company borrowed in full on April 26, 2023.
Interest on the Fourth Incremental Term Loan accrues, at the Company’s option, at the base rate (as defined in the Credit Agreement) plus 1.25% per annum or the adjusted term SOFR rate plus 2.25% per annum. Interest is payable quarterly for loans bearing interest based upon the base rate and either monthly or every three months (depending on the applicable interest period) for loans bearing interest based upon the adjusted term SOFR rate. As of December 31, 2023 and September 30, 2023, the interest rate on the Fourth Incremental Term Loan was 7.71% and 7.67%, respectively.
The maturity date for the Fourth Incremental Term Loan is April 26, 2026. The Company may prepay the Fourth Incremental Term Loan in whole or in part, without premium or penalty (subject to reimbursement of the Fourth Incremental Term Loan Lenders’ breakage costs under certain circumstances). The Fourth Joinder Agreement also contains mandatory prepayment provisions, including provisions for prepayment (a) from the net cash proceeds of certain debt incurrences, (b) of a specified percentage of consolidated excess cash flow (as defined in the Credit Agreement) with certain adjustments for fiscal years beginning with the fiscal year ending September 30, 2024, which percentage shall be 50%, 25% or 0% depending on the Company’s secured net leverage ratio at the end of such fiscal year if less than or equal to specified thresholds and (c) from the net cash proceeds of certain asset dispositions in excess of a specified threshold to the extent that the Company has not reinvested such proceeds in its business within a period of time described in the Fourth Joinder Agreement. The mandatory prepayments also are subject to certain adjustments and credits described in the Fourth Joinder Agreement.
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

Repayments of Debt
The following table presents the Company’s (i) principal repayments of debt, which, net of discounts, were included in the Condensed Consolidated Statements of Cash Flows, (ii) principal amounts of debt exchanged (refer to the “Third Incremental Term Loan” section above), which were not included in the Condensed Consolidated Statements of Cash Flows and (iii) the associated (gain) loss related to such repayments and exchanges included in “Gain on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

			Gain on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Principal Amount Exchanged	Debt Discounts Received	Write-off of Debt Issuance Costs
Three Months Ended December 31, 2023
4.50% senior notes	$25.9	$—	$(3.3)	$0.2
Revolving Credit Facility	45.0	—	—	—
Total	$70.9	$—	$(3.3)	$0.2

Three Months Ended December 31, 2022
4.50% senior notes	$71.0	$—	$(10.4)	$0.6
Third Incremental Term Loan	30.1	99.9	—	1.1
Total	$101.1	$99.9	$(10.4)	$1.7
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio not to exceed 4.25:1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. In addition to the foregoing, under the terms of the Fourth Joinder Agreement, so long as any principal or accrued interest remains outstanding with respect to the Fourth Incremental Term Loan, the Company is required to comply with financial covenants consisting of the foregoing secured net leverage ratio as of the last day of each fiscal quarter and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00 measured as of the last day of each fiscal quarter. As of December 31, 2023, the Company was in compliance with these financial covenants.
The Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to various legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial condition, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the consolidated financial condition, results of operations or cash flows of the Company.
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

The following tables present the components of net periodic benefit income for the pension plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit income were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	North America
	Three Months Ended December 31,
	2023	2022
Service cost	$0.5	$0.6
Interest cost	1.4	1.3
Expected return on plan assets	(2.1)	(1.9)
Recognized net actuarial gain	(0.1)	—
Net periodic benefit income	$(0.3)	$—

	Other International
	Three Months Ended December 31,
	2023	2022
Interest cost	$6.1	$5.6
Expected return on plan assets	(8.3)	(7.4)
Recognized net actuarial loss	0.1	—
Recognized prior service cost	0.1	0.1
Net periodic benefit income	$(2.0)	$(1.7)
The following table presents the components of net periodic benefit cost (income) for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (income) were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended December 31,
	2023	2022
Service cost	$0.1	$0.1
Interest cost	0.7	0.6
Recognized net actuarial gain	(0.3)	(0.1)
Recognized prior service credit	(0.2)	(1.2)
Net periodic benefit cost (income)	$0.3	$(0.6)
NOTE 17 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended December 31,
	2023	2022
Shares repurchased	0.4	0.3
Average price per share (a)	$84.28	$84.79
Total share repurchase costs (b)	$36.7	$24.0
(a)Average price per share excludes broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2022 excluded $2.0 of repurchases of common stock that did not settle until January 2023.

NOTE 18 — SEGMENTS
At December 31, 2023, the Company managed and reported operating results through the following four reportable segments:
•Post Consumer Brands: North American RTE cereal, pet food and peanut butter;
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
Amounts reported for Corporate in the table below include any amounts attributable to PHPC prior to the PHPC Redemption in the third quarter of fiscal 2023 (see Note 3).
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

The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product.

	Three Months Ended December 31,
	2023	2022
Net Sales
Post Consumer Brands	$988.6	$554.7
Weetabix	129.1	118.1
Foodservice	567.1	600.5
Refrigerated Retail	280.9	293.0
Eliminations and Corporate	0.2	—
Total	$1,965.9	$1,566.3
Segment Profit
Post Consumer Brands	$132.7	$79.3
Weetabix	21.0	21.5
Foodservice	75.7	79.1
Refrigerated Retail	35.6	21.0
Total segment profit	265.0	200.9
General corporate expenses and other	52.2	37.6
Interest expense, net	78.1	65.9
Gain on extinguishment of debt, net	(3.1)	(8.7)
Expense (income) on swaps, net	21.1	(12.3)
Earnings before income taxes and equity method loss	$116.7	$118.4
Net sales by product
Cereal	$655.2	$637.4
Eggs and egg products	522.8	568.7
Side dishes (including potato products)	217.0	205.3
Pet food	426.6	—
Cheese and dairy	48.6	53.1
Sausage	49.1	52.1
Peanut butter	27.4	28.9
Protein-based products	5.1	6.5
Other	14.1	14.3
Total	$1,965.9	$1,566.3
Depreciation and amortization
Post Consumer Brands	$49.5	$32.3
Weetabix	9.6	8.5
Foodservice	32.5	31.7
Refrigerated Retail	17.9	19.0
Total segment depreciation and amortization	109.5	91.5
Corporate	2.9	1.1
Total	$112.4	$92.6

Assets	December 31, 2023	September 30, 2023
Post Consumer Brands	$5,049.1	$4,782.2
Weetabix	1,841.7	1,737.8
Foodservice and Refrigerated Retail	4,928.7	4,921.6
Corporate	252.9	205.1
Total assets	$12,072.4	$11,646.7

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At December 31, 2023, our reportable segments were as follows:
•Post Consumer Brands: North American ready-to-eat (“RTE”) cereal, pet food and peanut butter;
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based shakes;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
Transactions
Post Holdings Partnering Corporation
In May and June 2021, we and Post Holdings Partnering Corporation, a special purpose acquisition company (“PHPC”), consummated the initial public offering of 34.5 million units of PHPC (the “PHPC Units” and such transaction, the “PHPC IPO”), of which our wholly-owned subsidiary (“PHPC Sponsor”) purchased 4.0 million PHPC Units. Each PHPC Unit consisted of one share of Series A common stock of PHPC (“PHPC Series A Common Stock”) and one-third of one redeemable warrant to purchase one share of PHPC Series A Common Stock at an exercise price of $11.50 per share (the “PHPC Warrants”). The PHPC Units were sold at a price of $10.00 per PHPC Unit, generating gross proceeds to PHPC of $345.0 million. Under the terms of the PHPC IPO, PHPC was required to consummate a partnering transaction by May 28, 2023, which could have been extended to August 28, 2023 in certain circumstances (the “Combination Period”).
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
On May 11, 2023, PHPC announced that it would not complete a partnering transaction within the Combination Period and that the entity would liquidate and dissolve in accordance with the terms of its amended and restated certificate of incorporation. Subsequent to the decision to liquidate and dissolve, PHPC completed certain winding-up activities, which included writing-off the deferred underwriting commissions as the underwriters agreed to waive their rights to these amounts should a partnering transaction not occur. We recorded a $10.7 million gain in connection with this write-off during the third quarter of fiscal 2023.
On May 28, 2023, the PHPC Warrants and the PHPC Private Placement Warrants expired worthless, as PHPC had not completed a partnering transaction before the expiration of the Combination Period.

On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. In connection with the PHPC Redemption, $353.4 million of funds held in the trust account immediately prior to the PHPC Redemption were distributed to redeem all of the outstanding shares of PHPC Series A Common Stock. We received $40.9 million from the PHPC Redemption related to our ownership of 4.0 million shares of PHPC Series A Common Stock.
Subsequent to the PHPC Redemption, PHPC delisted from the New York Stock Exchange and dissolved in June 2023, and all classes of shares of PHPC equity were cancelled, including the PHPC Private Placement Units and the shares of PHPC Series F Common Stock, which were surrendered by PHPC Sponsor for no consideration. PHPC Sponsor subsequently dissolved in August 2023.
Acquisitions
Fiscal 2024
On December 1, 2023, we completed our acquisition of substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”), a manufacturer and packager of private label and co-manufactured pet food and baked treat products, which is reported in our Post Consumer Brands segment.
Also on December 1, 2023, we completed our acquisition of Deeside Cereals I Ltd (“Deeside”), a private label cereal manufacturer based in the U.K., which is reported in our Weetabix segment.
Fiscal 2023
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
For additional information on these acquisitions, refer to Note 4 within “Notes to Condensed Consolidated Financial Statements.”
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, have been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•inflationary pressures on input costs across all segments of our business. During fiscal 2023, input cost inflation put downward pressures on our profit margins, which we largely mitigated through pricing actions across all segments, cost savings measures and hedging programs. During the first quarter of fiscal 2024, inflationary pressures on certain input costs have eased, while other input costs have continued to face inflationary pressures, and we expect this trend to continue during fiscal 2024;
•outbreaks of avian influenza, which impacted our Foodservice and Refrigerated Retail segments. During fiscal 2023, we incurred increased costs as a result of outbreaks, which were mitigated through management of volume needs with customers and pricing actions. During the first quarter of fiscal 2024, we experienced additional outbreaks of avian influenza; however, the impact to our results of operations during the three months ended December 31, 2023 were not material. The impact from these outbreaks, or further outbreaks in the future, could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses; and
•shifting consumer preferences from branded to private label or other value products as consumers continue to be impacted by increased costs, which has negatively impacted sales volumes within our Post Consumer Brands, Weetabix and Refrigerated Retail segments.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$1,965.9	$1,566.3	$399.6	26%

Operating Profit	$209.3	$149.9	$59.4	40%
Interest expense, net	78.1	65.9	12.2	19%
Gain on extinguishment of debt, net	(3.1)	(8.7)	5.6	64%
Expense (income) on swaps, net	21.1	(12.3)	33.4	272%
Other income, net	(3.5)	(13.4)	9.9	74%
Income tax expense	28.5	24.7	3.8	15%
Equity method loss, net of tax	0.1	—	0.1	n/a
Less: Net earnings attributable to noncontrolling interests	—	1.8	(1.8)	(100)%
Net Earnings	$88.1	$91.9	$(3.8)	(4)%
Net Sales
Net sales increased $399.6 million, or 26%, during the three months ended December 31, 2023, when compared to the prior year period, as a result of higher net sales in our Post Consumer Brands and Weetabix segments, partially offset by lower net sales within our Foodservice and Refrigerated Retail segments. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $59.4 million, or 40%, during the three months ended December 31, 2023, when compared to the prior year period, primarily driven by higher segment profit within our Post Consumer Brands and Refrigerated Retail segments, partially offset by higher general corporate expenses and lower segment profit within our Foodservice segment. For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $12.2 million, or 19%, during the three months ended December 31, 2023, when compared to the prior year period. This increase was driven by a higher weighted-average interest rate compared to the prior year period, higher average outstanding principal amounts of debt and lower interest income. Our weighted-average interest rate on our total outstanding debt was 5.1% and 4.8% for the three months ended December 31, 2023 and 2022, respectively. For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Gain on Extinguishment of Debt, Net
Fiscal 2024
During the three months ended December 31, 2023, we recognized a net gain of $3.1 million related to the partial repurchase of our 4.50% senior notes. The net gain included debt discounts received of $3.3 million, partially offset by the write-off of debt issuance costs of $0.2 million.
Fiscal 2023
During the three months ended December 31, 2022, we recognized a net gain of $8.7 million primarily related to the partial repurchase of our 4.50% senior notes. The net gain included debt discounts received of $10.4 million, partially offset by the write-off of debt issuance costs of $0.6 million related to our 4.50% senior notes and the write-off of debt issuance costs of $1.1 million related to an incremental term loan under our Credit Agreement (as defined in “Liquidity and Capital Resources” within this section) pursuant to Joinder Agreement No. 3 (the “Third Incremental Term Loan”).
For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Expense (Income) on Swaps, Net
During the three months ended December 31, 2023 and 2022, we recognized expense (income) on swaps, net of $21.1 million and $(12.3) million, respectively, related to mark-to-market adjustments on our interest rate swaps.

For additional information on our interest rate swap contracts and exposure to risk related to interest rate swaps, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk,” respectively.
Income Tax Expense
The effective income tax rate was 24.4% and 20.9% for the three months ended December 31, 2023 and 2022, respectively. In the three months ended December 31, 2022, the effective income tax rate differed from the statutory rate primarily as a result of $5.0 million of discrete tax benefit items related to excess tax benefits for share-based payments.
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
Post Consumer Brands

	Three Months Ended December 31,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$988.6	$554.7	$433.9	78%
Segment Profit	$132.7	$79.3	$53.4	67%
Segment Profit Margin	13%	14%
Net sales for the Post Consumer Brands segment increased $433.9 million, or 78%, for the three months ended December 31, 2023, when compared to the prior year period. The increase in net sales was primarily driven by the inclusion of three months of Pet Food net sales of $407.1 million and one month of Perfection net sales of $19.5 million. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases taken to mitigate inflation. Excluding Pet Food and Perfection, volumes declined 7% primarily driven by decreases in branded and non-retail cereal and peanut butter.
Segment profit for the three months ended December 31, 2023 increased $53.4 million, or 67%, when compared to the prior year period. The increase in segment profit was primarily driven by higher net sales, as previously discussed, partially offset by higher product costs. The increase in product costs was primarily driven by the inclusion of three months of incremental costs attributable to Pet Food of $297.3 million and one month of incremental costs attributable to Perfection of $17.5 million, higher manufacturing costs of $13.4 million and higher raw material costs of $4.2 million, partially offset by lower freight costs of $7.1 million. In addition, warehousing costs, advertising and consumer spending and amortization expense increased compared to the prior year, primarily due to the inclusion of three months of Pet Food expenses.
Weetabix

	Three Months Ended December 31,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$129.1	$118.1	$11.0	9%
Segment Profit	$21.0	$21.5	$(0.5)	(2)%
Segment Profit Margin	16%	18%
Net sales for the Weetabix segment increased $11.0 million, or 9%, for the three months ended December 31, 2023, when compared to the prior year period. The increase in net sales was primarily driven by a favorable foreign currency exchange impact of $6.9 million and the inclusion of one month of Deeside net sales of $2.3 million. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases, partially offset by a shift in product mix towards private label products. Excluding Deeside, volumes declined 2% primarily driven by decreases in branded product volumes.
Segment profit for the three months ended December 31, 2023 decreased $0.5 million, or 2%, when compared to the prior year period. This decrease was primarily driven by higher manufacturing costs of $1.9 million, partially offset by higher net sales, as previously discussed, and a favorable foreign currency exchange impact of $1.2 million.

Foodservice

	Three Months Ended December 31,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$567.1	$600.5	$(33.4)	(6)%
Segment Profit	$75.7	$79.1	$(3.4)	(4)%
Segment Profit Margin	13%	13%
Net sales for the Foodservice segment decreased $33.4 million, or 6%, for the three months ended December 31, 2023, when compared to the prior year period. Egg product sales were down $35.2 million, or 7%, driven by lower average net selling prices due to the pass-through of lower grain and egg market prices. Egg volumes increased 4% primarily due to increased service levels, which drove distribution gains in the foodservice and food ingredient channels. Sales of side dishes were up $4.1 million, or 6%, driven by the annualization of prior year price increases taken to mitigate inflation and volume increases of 3% as a result of distribution gains. Sales of other products were down $2.3 million.
Segment profit for the three months ended December 31, 2023 decreased $3.4 million, or 4%, when compared to the prior year period, driven by lower net sales, as previously discussed, and higher manufacturing costs of $8.5 million. These negative impacts were partially offset by lower raw material costs of $51.8 million, primarily due to favorable grain and egg market prices compared to the prior year period, and lower freight costs of $9.4 million.
Refrigerated Retail

	Three Months Ended December 31,		Change in
dollars in millions	2023	2022	Dollars	Percentage
Net Sales	$280.9	$293.0	$(12.1)	(4)%
Segment Profit	$35.6	$21.0	$14.6	70%
Segment Profit Margin	13%	7%
Net sales for the Refrigerated Retail segment decreased $12.1 million, or 4%, for the three months ended December 31, 2023, when compared to the prior year period. Egg product sales were down $10.7 million, or 22%, driven by decreased average net selling prices due to unfavorable product mix and volume decreases of 10% as a result of distribution losses. Cheese and other dairy product sales decreased $4.6 million, or 9%, on 10% lower volumes, driven by distribution losses. Sausage sales decreased $1.9 million, or 4%, with volume up 1%, due to increased promotional spending. Sales of side dishes increased $7.6 million, or 6%, on flat volumes, primarily driven by higher average net selling prices due to the annualization of prior year price increases taken to mitigate input cost inflation, partially offset by higher promotional spending. Sales of all other products were down $2.5 million driven by the exit of certain low-margin products.
Segment profit for the three months ended December 31, 2023 increased $14.6 million, or 70%, when compared to the prior year period, driven by lower manufacturing costs of $10.4 million, favorable raw material costs of $5.5 million and lower freight costs of $2.1 million. These positive impacts were partially offset by lower net sales, as previously discussed, increased advertising and consumer spending of $1.1 million and higher warehousing and employee-related expenses.
General Corporate Expenses and Other

	Three Months Ended December 31,		Change in
dollars in millions	2023	2022	Dollars	Percentage
General corporate expenses and other	$52.2	$37.6	$14.6	39%
General corporate expenses and other increased $14.6 million, or 39%, for the three months ended December 31, 2023, when compared to the prior year period. This increase was driven by restructuring and facility closure costs of $7.7 million related to our Post Consumer Brands segment, decreased net gains related to mark-to-market adjustments on equity securities of $9.3 million and higher employee-related expenses of $3.4 million. These negative impacts were partially offset by a gain on bargain purchase of $6.2 million related to our Deeside acquisition.

LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the three months ended December 31, 2023 (for additional information, see Notes 14 and 17 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•0.4 million shares of our common stock repurchased at an average share price of $84.28 per share and at a total cost, including broker’s commissions, of $36.7 million;
•$345.0 million borrowed under the revolving credit facility (the “Revolving Credit Facility”) under our second amended and restated credit agreement dated March 18, 2020 (the “Credit Agreement”);
•$45.0 million repaid under our Revolving Credit Facility; and
•$25.9 million principal value of our 4.50% senior notes repurchased at a discount of $3.3 million.
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
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue Food & Provisions, Inc. (“8th Avenue”) and its subsidiaries) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property. These guarantees are subject to release in certain circumstances.
Our senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). These guarantees are subject to release in certain circumstances.
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

The following table presents select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2023	2022
Cash provided by (used in):
Operating activities	$174.4	$98.3
Investing activities	(333.8)	(53.0)
Financing activities	206.3	(28.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.9	2.8
Net increase in cash, cash equivalents and restricted cash	$48.8	$19.8
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2023 increased $76.1 million compared to the prior year period. This increase was primarily driven by cash inflows related to fluctuations in timing of purchases and payments of trade payables within our Post Consumer Brands and Foodservice segments, lapping larger inventory cash outflows in the prior year period within our Post Consumer Brands segment, lower tax payments of $10.6 million and lower net payments on our interest rate swaps of $3.9 million. These positive impacts were partially offset by increased receivables related to Pet Food and cash outflows related to higher interest payments of $7.4 million.
Investing Activities
Three months ended December 31, 2023
Cash used in investing activities for the three months ended December 31, 2023 was $333.8 million, primarily driven by net cash payments of $252.7 million related to the Perfection and Deeside acquisitions and capital expenditures of $80.8 million. Capital expenditures in the period primarily related to ongoing projects in our Foodservice and Post Consumer Brands segments.
Three months ended December 31, 2022
Cash used in investing activities for the three months ended December 31, 2022 was $53.0 million, primarily driven by capital expenditures of $52.3 million. Capital expenditures in the period primarily related to ongoing projects in our Foodservice and Post Consumer Brands segments.
Financing Activities
Three months ended December 31, 2023
Cash provided by financing activities for the three months ended December 31, 2023 was $206.3 million. We received proceeds of $345.0 million from borrowings under our Revolving Credit Facility. In addition, we repaid $25.9 million principal value of our 4.50% senior notes, net of $3.3 million of discounts, and repaid $45.0 million under our Revolving Credit Facility, which resulted in total net repayments of debt of $67.6 million. We paid $36.7 million, including broker’s commissions, for the repurchase of shares of our common stock.
Three months ended December 31, 2022
Cash used in financing activities for the three months ended December 31, 2022 was $28.3 million. We received proceeds of $130.0 million from our Third Incremental Term Loan, which was partially repaid through a debt-for-equity exchange of the remaining shares of BellRing Brands, Inc. (“BellRing”) common stock we held from our previous transactions related to the distribution of a portion of our interest in BellRing, and the remaining principal balance of $30.1 million was repaid using cash on hand. In addition, we repaid $71.0 million principal value of our 4.50% senior notes, net of a $10.4 million discount. We paid $1.1 million in debt issuance costs in connection with our Third Incremental Term Loan. We paid $22.0 million, including broker’s commissions, for the repurchase of shares of our common stock and $16.3 million related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. In addition to the foregoing, under the terms of Joinder Agreement No. 4, so long as any principal or accrued interest remains outstanding with respect to the fourth incremental term loan under our Credit Agreement (the “Fourth

Incremental Term Loan”), we are required to comply with financial covenants consisting of the foregoing secured net leverage ratio as of the last day of each fiscal quarter and a minimum consolidated interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00 measured as of the last day of each fiscal quarter. As of December 31, 2023, we were in compliance with these financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2023. There have been no significant changes to our critical accounting estimates since September 30, 2023.
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
•the impact of litigation;
•our ability to successfully integrate Pet Food and the assets from the Perfection acquisition, deliver on the expected financial contribution, cost savings and synergies from these acquisitions and maintain relationships with employees, customers and suppliers for the acquired businesses, while maintaining focus on our pre-acquisition businesses;
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
•conflicting interests or the appearance of conflicting interests resulting from any of our directors and officers also serving as directors or officers of other companies; and
•other risks and uncertainties included under “Risk Factors” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 17, 2023.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $5 million as of both December 31, 2023 and September 30, 2023. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of both December 31, 2023 and September 30, 2023, a hypothetical 10% change in the expected Euro-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”

Interest Rate Risk
Long-term debt
As of December 31, 2023, the Company had outstanding principal value of indebtedness of $6,323.7 million related to its senior notes, the Fourth Incremental Term Loan, borrowings outstanding under its Revolving Credit Facility and a municipal bond. At December 31, 2023, Post’s Revolving Credit Facility had available borrowing capacity of $429.5 million. Of the total $6,323.7 million of outstanding indebtedness, $5,618.4 million bore interest at a weighted-average fixed interest rate of 4.8%. As of September 30, 2023, the Company had principal value of indebtedness of $6,049.6 million related to its senior notes, the Fourth Incremental Term Loan and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $730.3 million. Of the total $6,049.6 million of outstanding indebtedness, $5,644.3 million bore interest at a weighted-average fixed interest rate of 4.8%.
As of December 31, 2023 and September 30, 2023, the fair value of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility and the municipal bond, was $5,768.0 million and $5,491.5 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $98 million and $112 million as of December 31, 2023 and September 30, 2023, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three months ended December 31, 2023 and 2022.
For additional information regarding the Company’s debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both December 31, 2023 and September 30, 2023, the Company had interest rate swaps with a notional value of $700.0 million. A hypothetical 10% increase in interest rates would have decreased the fair value of the interest rate swaps by approximately $13 million and $15 million as of December 31, 2023 and September 30, 2023, respectively.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s Perfection and Pet Food acquisitions completed in fiscal 2024 and 2023, respectively, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. Based on management’s evaluation, there were no other significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION.
ITEM 1.     LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 15 within “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this report, which is incorporated herein by reference.

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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 17, 2023 (the “Annual Report”). As of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our businesses, financial condition, results of operations and cash flows. Such enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2023 - October 31, 2023	283,951	$83.57	283,951	$178,697,807
November 1, 2023 - November 30, 2023	82,372	$84.98	82,372	$171,697,850
December 1, 2023 - December 31, 2023	69,451	$86.39	69,451	$165,697,970
Total	435,774	$84.28	435,774	$165,697,970
(a)Does not include broker’s commissions.
(b)On June 6, 2023, our Board of Directors approved an authorization to repurchase up to $400.0 million of shares of our common stock effective June 7, 2023 (the “Existing Authorization”). The Existing Authorization had an expiration date of June 7, 2025. On January 30, 2024, our Board of Directors cancelled the Existing Authorization effective February 4, 2024 and approved a new authorization to repurchase up to $400.0 million of shares of our common stock effective February 5, 2024 (the “New Authorization”). The New Authorization has an expiration date of February 5, 2026. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. The table above shows the approximate dollar value of shares that could have been repurchased under the Existing Authorization.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc., effective February 2, 2012

3.2	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc., effective January 30, 2018

3.3	Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc., effective January 26, 2024

3.4	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2024)

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

†10.51	Form of Indemnification Agreement (Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2023)

†10.52	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2023)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 2, 2024

Exhibit No.	Description
31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 2, 2024

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 2, 2024

101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibit or schedule upon request by the SEC.
**
Exhibit furnished herewith and shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, nor shall such exhibit be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS, INC.
Date:	February 2, 2024	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)