Form 10-Q
period 2024-03-31
Post Holdings, Inc.
filed 2024-05-03
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Common Stock, $0.01 par value per share – 60,585,877 shares as of April 29, 2024

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Sales	$1,999.0	$1,619.9	$3,964.9	$3,186.2
Cost of goods sold	1,419.4	1,206.1	2,812.7	2,357.5
Gross Profit	579.6	413.8	1,152.2	828.7
Selling, general and administrative expenses	341.3	239.3	664.2	468.0
Amortization of intangible assets	46.4	36.6	92.1	73.0
Other operating expense (income), net	1.8	0.2	(3.5)	0.1
Operating Profit	190.1	137.7	399.4	287.6
Interest expense, net	80.0	63.8	158.1	129.7
Loss (gain) on extinguishment of debt, net	0.3	(6.1)	(2.8)	(14.8)
(Income) expense on swaps, net	(13.3)	9.0	7.8	(3.3)
Other income, net	(2.8)	(3.5)	(6.3)	(16.9)
Earnings before Income Taxes and Equity Method Loss	125.9	74.5	242.6	192.9
Income tax expense	28.6	18.9	57.1	43.6
Equity method loss, net of tax	—	0.2	0.1	0.2
Net Earnings Including Noncontrolling Interests	97.3	55.4	185.4	149.1
Less: Net earnings attributable to noncontrolling interests	0.1	1.3	0.1	3.1
Net Earnings	$97.2	$54.1	$185.3	$146.0

Earnings per Common Share:
Basic	$1.60	$0.98	$3.06	$2.64
Diluted	$1.48	$0.92	$2.83	$2.44
Weighted-Average Common Shares Outstanding:
Basic	60.8	58.8	60.6	58.8
Diluted	67.6	65.7	67.5	65.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Earnings Including Noncontrolling Interests	$97.3	$55.4	$185.4	$149.1
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	(8.3)	—	(8.3)	—
Reclassifications to net earnings	(0.2)	(1.1)	(0.6)	(2.3)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(11.9)	31.5	53.5	149.2
Tax benefit on other comprehensive (loss) income:
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	2.0	—	2.0	—
Reclassifications to net earnings	0.1	0.3	0.2	0.6
Total Other Comprehensive (Loss) Income Including Noncontrolling Interests	(18.3)	30.7	46.8	147.5
Less: Comprehensive income attributable to noncontrolling interests	1.6	0.5	1.2	2.0
Total Comprehensive Income	$77.4	$85.6	$231.0	$294.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2024	September 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$333.4	$93.3
Restricted cash	14.2	23.9
Receivables, net	569.3	512.4
Inventories	802.7	789.9
Prepaid expenses and other current assets	91.3	59.0
Total Current Assets	1,810.9	1,478.5
Property, net	2,145.1	2,021.4
Goodwill	4,647.0	4,574.4
Other intangible assets, net	3,214.7	3,212.4
Other assets	373.4	360.0
Total Assets	$12,191.1	$11,646.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.2	$1.1
Accounts payable	396.3	368.8
Other current liabilities	442.0	435.4
Total Current Liabilities	839.5	805.3
Long-term debt	6,414.6	6,039.0
Deferred income taxes	666.7	674.4
Other liabilities	279.6	276.7
Total Liabilities	8,200.4	7,795.4
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,240.1	5,288.1
Retained earnings	1,601.8	1,416.5
Accumulated other comprehensive loss	(89.4)	(135.1)
Treasury stock, at cost	(2,773.1)	(2,728.3)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,980.3	3,842.1
Noncontrolling interests	10.4	9.2
Total Shareholders’ Equity	3,990.7	3,851.3
Total Liabilities and Shareholders’ Equity	$12,191.1	$11,646.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$185.4	$149.1
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	232.0	186.8
Unrealized loss on interest rate swaps, foreign exchange contracts and warrant liability, net	17.8	4.1
Gain on extinguishment of debt, net	(2.8)	(14.8)
Non-cash stock-based compensation expense	39.8	37.2
Equity method loss, net of tax	0.1	0.2
Deferred income taxes	(13.2)	(27.9)
Other, net	(3.5)	(4.6)
Other changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables, net	(3.5)	(26.0)
Decrease (increase) in inventories	12.5	(41.6)
Increase in prepaid expenses and other current assets	(38.3)	(21.3)
(Increase) decrease in other assets	(4.8)	6.7
Decrease in accounts payable and other current liabilities	(11.5)	(57.6)
Increase in non-current liabilities	14.0	8.0
Net Cash Provided by Operating Activities	424.0	198.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(252.7)	—
Additions to property	(179.5)	(132.9)
Other, net	(0.4)	(1.1)
Net Cash Used in Investing Activities	(432.6)	(134.0)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,645.0	130.0
Repayments of debt, net of discounts	(1,250.5)	(134.8)
Purchases of treasury stock	(44.8)	(83.7)
Payments of debt issuance costs and deferred financing fees	(19.9)	(1.3)
Payments of debt premiums	(4.4)	—
Payment for share repurchase contracts	(50.0)	—
Financing portion of cash paid for rate-lock interest rate swaps	—	(43.5)
Other, net	(38.3)	(28.4)
Net Cash Provided by (Used in) Financing Activities	237.1	(161.7)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1.9	3.4
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	230.4	(94.0)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	117.2	590.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$347.6	$496.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2024	2023	2024	2023
Common Stock
Beginning and end of period	$0.9	$0.9	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	5,273.1	4,737.4	5,288.1	4,748.2
Activity under stock and deferred compensation plans	(3.7)	(0.1)	(37.8)	(27.9)
Non-cash stock-based compensation expense	20.7	20.2	39.8	37.2
Payment for share repurchase contracts	(50.0)	—	(50.0)	—
End of period	5,240.1	4,757.5	5,240.1	4,757.5
Retained Earnings
Beginning of period	1,504.6	1,201.0	1,416.5	1,109.0
Net earnings	97.2	54.1	185.3	146.0
Post Holdings Partnering Corporation deemed dividend	—	(1.3)	—	(1.2)
End of period	1,601.8	1,253.8	1,601.8	1,253.8
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(30.6)	(30.6)	(30.3)	(29.7)
Net change in retirement benefits, net of tax	(6.4)	(0.8)	(6.7)	(1.7)
End of period	(37.0)	(31.4)	(37.0)	(31.4)
Hedging Adjustments, net of tax
Beginning and end of period	74.8	74.8	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(113.8)	(190.0)	(179.6)	(308.0)
Foreign currency translation adjustments	(13.4)	32.3	52.4	150.3
End of period	(127.2)	(157.7)	(127.2)	(157.7)
Treasury Stock
Beginning of period	(2,765.0)	(2,365.2)	(2,728.3)	(2,341.2)
Purchases of treasury stock	(8.1)	(59.7)	(44.8)	(83.7)
End of period	(2,773.1)	(2,424.9)	(2,773.1)	(2,424.9)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,980.3	3,473.0	3,980.3	3,473.0
Noncontrolling Interests
Beginning of period	8.8	11.6	9.2	11.7
Net earnings attributable to noncontrolling interests	0.1	0.1	0.1	0.3
Foreign currency translation adjustments	1.5	(0.8)	1.1	(1.1)
End of period	10.4	10.9	10.4	10.9
Total Shareholders’ Equity	$3,990.7	$3,483.9	$3,990.7	$3,483.9
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share, per unit and per principal amount information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with, the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” the “Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its subsidiaries), which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 17, 2023.
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

The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity for the three and six months ended March 31, 2023.

	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Net earnings attributable to redeemable NCI	$1.2	$2.8
Redemption value adjustment	(2.5)	(4.0)
PHPC deemed dividend	$(1.3)	$(1.2)
The following table summarizes the changes to the Company’s redeemable NCI for the three and six months ended March 31, 2023.

	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Beginning of period	$308.1	$306.6
Net earnings attributable to redeemable NCI	1.2	2.8
PHPC deemed dividend	1.3	1.2
End of period	$310.6	$310.6
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
During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, in accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company discontinued applying the equity method to the investment after reducing the balance of the investment to zero. The Company’s investment in 8th Avenue was zero at both March 31, 2024 and September 30, 2023, and the Company did not recognize an equity method gain (loss) attributable to 8th Avenue for the three or six months ended March 31, 2024 or 2023.
During the three and six months ended March 31, 2024, the Company had net sales to 8th Avenue of $2.1 and $3.8, respectively, and purchases from and royalties paid to 8th Avenue of $19.7 and $39.6, respectively. During the three and six months ended March 31, 2023, the Company had net sales to 8th Avenue of $3.1 and $5.5, respectively, and purchases from and royalties paid to 8th Avenue of $25.1 and $48.4, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length.
The Company had current payables with 8th Avenue of $13.7 and $13.3 at March 31, 2024 and September 30, 2023, respectively, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets and primarily related to related party purchases and royalties. Current receivables with 8th Avenue at March 31, 2024 and September 30, 2023 were immaterial. In addition, the Company had a long-term receivable and a long-term liability with 8th Avenue of $12.9 and $0.7, respectively, at both March 31, 2024 and September 30, 2023, which were included in “Other assets” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to tax indemnifications.
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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $3.5 and $3.6 at March 31, 2024 and September 30, 2023, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets.

BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers or directors serve as directors of BellRing.
On September 30, 2022, Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of the Company, entered into a co-packing agreement with Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of BellRing (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of ready-to-drink (“RTD”) shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing RTD shakes for Premier Nutrition. Sales of RTD shakes to Premier Nutrition during both the three and six months ended March 31, 2024 were immaterial, and there were no sales to Premier Nutrition during fiscal 2023. Other related party transactions and balances between the Company and BellRing were immaterial as of and for the three and six months ended March 31, 2024 and 2023.
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
Fiscal 2024
On December 1, 2023, the Company completed its acquisition of substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”) for $235.0, subject to working capital adjustments and other adjustments, resulting in a payment at closing of $238.8. Perfection is a manufacturer and packager of private label and co-manufactured pet food and baked treat products and is reported in the Post Consumer Brands segment. The acquisition was completed using cash on hand, including borrowings under the Revolving Credit Facility (as defined in Note 13). At March 31, 2024, the Company had recorded a receivable related to additional estimated working capital adjustments of $4.6, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheets.
Based upon the preliminary purchase price allocation, the Company recorded $81.0 of customer relationships, which is being amortized over a weighted-average useful life of 16 years. Net sales and operating profit included in the Condensed Consolidated Statements of Operations attributable to Perfection were $65.1 and $4.8, respectively, for the three months ended March 31, 2024 and $84.6 and $4.9, respectively, for the six months ended March 31, 2024. During the three and six months ended March 31, 2024, the Company recorded acquisition-related costs related to Perfection of $0.1 and $1.9, respectively, which were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
Preliminary values of Perfection are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change. The goodwill generated by the Company’s Perfection acquisition is expected to be deductible for U.S. income tax purposes.

The following table presents the preliminary purchase price allocation, including immaterial measurement period adjustments, related to the Perfection acquisition based upon the fair values of assets acquired and liabilities assumed as of March 31, 2024.

Cash and cash equivalents	$0.3
Receivables, net	40.8
Inventories	21.1
Prepaid expenses and other current assets	0.4
Property, net	69.9
Other intangible assets, net	81.0
Other assets	2.9
Accounts payable	(21.5)
Other current liabilities	(1.6)
Other liabilities	(1.8)
Total identifiable net assets	191.5
Goodwill	42.7
Fair value of total consideration transferred	$234.2
Also on December 1, 2023, the Company completed its acquisition of Deeside Cereals I Ltd (“Deeside”) for £11.3 (approximately $14.3). The acquisition was completed using cash on hand. Deeside is a producer of private label cereals in the United Kingdom (the “U.K.”) and is reported in the Weetabix segment. Based upon the preliminary purchase price allocation at March 31, 2024, the Company identified and recorded $20.5 of net assets, which exceeded the purchase price paid for Deeside. As a result, the Company recorded a gain of $6.2, which was included in “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2024. Net sales and operating loss included in the Condensed Consolidated Statements of Operations attributable to Deeside were $7.2 and $0.7, respectively, for the three months ended March 31, 2024 and $9.5 and $0.9, respectively, for the six months ended March 31, 2024. Preliminary values of Deeside are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change.
Fiscal 2023
On April 28, 2023, the Company completed its acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and certain manufacturing and distribution facilities (collectively, “Pet Food”), facilitating the Company’s entry into the pet food category. The purchase price of the Pet Food acquisition was $1,207.5 which included (i) $700.0 in cash, subject to inventory adjustments, resulting in a payment at closing of $715.5, (ii) 5.4 shares of Post common stock, or $492.3, and (iii) immaterial working capital adjustments. The cash payment was made using cash on hand, including proceeds from the Fourth Incremental Term Loan (as defined in Note 13). Pet Food is reported in the Post Consumer Brands segment.
In connection with the Pet Food acquisition, the Company and Smucker entered into a transition services agreement (the “TSA”) pursuant to which Smucker provides certain Pet Food support services to Post for a transition period of 18 months (or up to 24 months at Post’s election) following the close of the acquisition based on the terms set forth in the TSA. Pet Food support services include, but are not limited to, certain sales, marketing, finance, information technology, procurement and supply chain services. During the three and six months ended March 31, 2024, Post incurred $4.5 and $9.5, respectively, related to TSA fees, which were recorded within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In accordance with the terms of the TSA, Smucker collects sales receivables from and remits payments to customers and vendors, respectively, in accordance with Smucker’s existing contractual terms. Pet Food receivables and payables are settled between Post and Smucker monthly on a net basis per the terms of the TSA. As of March 31, 2024 and September 30, 2023, the Company had recorded a net receivable due from Smucker related to the TSA of $29.5 and $35.5, respectively, which was recorded within “Receivables, net” on the Condensed Consolidated Balance Sheets.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Pro forma net sales	$1,999.0	$2,071.4	$4,005.8	$4,087.4
Pro forma net earnings	$100.7	$67.8	$192.6	$163.5
Pro forma basic earnings per common share	$1.66	$1.11	$3.18	$2.69
Pro forma diluted earnings per common share	$1.53	$1.04	$2.93	$2.50
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

Balance, September 30, 2023	$—
Charge to expense	7.7
Cash payments	(0.2)
Non-cash charges	—
Balance, March 31, 2024	$7.5

Total expected restructuring charges	$7.8
Cumulative restructuring charges incurred to date	7.7
Remaining expected restructuring charges	$0.1
No restructuring charges were incurred during the three or six months ended March 31, 2023. Restructuring charges of $0.2 and $7.7 were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations during the three and six months ended March 31, 2024, respectively.
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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net earnings	$97.2	$54.1	$185.3	$146.0
Impact of redeemable NCI	—	3.4	—	9.1
Net earnings for basic earnings per share	$97.2	$57.5	$185.3	$155.1
Impact of interest expense, net of tax, related to convertible senior notes	2.7	2.7	5.4	5.4
Net earnings for diluted earnings per share	$99.9	$60.2	$190.7	$160.5

Weighted-average shares for basic earnings per share	60.8	58.8	60.6	58.8
Effect of dilutive securities:
Stock options	0.3	0.3	0.3	0.4
Stock appreciation rights	—	0.1	—	0.1
Restricted stock units	0.3	0.4	0.4	0.5
Market-based performance restricted stock units	0.8	0.6	0.7	0.5
Earnings-based performance restricted stock units	—	0.1	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4	5.4	5.4
Total dilutive securities	6.8	6.9	6.9	7.0
Weighted-average shares for diluted earnings per share	67.6	65.7	67.5	65.8

Earnings per Common Share:
Basic	$1.60	$0.98	$3.06	$2.64
Diluted	$1.48	$0.92	$2.83	$2.44
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Restricted stock units	—	—	—	0.1
Market-based performance restricted stock units	—	0.2	—	0.2
NOTE 7 — INVENTORIES

	March 31, 2024	September 30, 2023
Raw materials and supplies	$157.6	$155.9
Work in process	23.4	24.4
Finished products	587.2	573.6
Flocks	34.5	36.0
	$802.7	$789.9
NOTE 8 — PROPERTY, NET

	March 31, 2024	September 30, 2023
Property, at cost	$4,031.2	$3,769.4
Accumulated depreciation	(1,886.1)	(1,748.0)
	$2,145.1	$2,021.4

NOTE 9 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2023
Goodwill (gross)	$2,261.1	$854.3	$1,355.3	$803.7	$5,274.4
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,652.0	$854.3	$1,355.3	$712.8	$4,574.4
Goodwill from acquisition	42.7	—	—	—	42.7
Currency translation adjustment	—	29.9	—	—	29.9
Balance, March 31, 2024
Goodwill (gross)	$2,303.8	$884.2	$1,355.3	$803.7	$5,347.0
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,694.7	$884.2	$1,355.3	$712.8	$4,647.0
NOTE 10 — INTANGIBLE ASSETS, NET

	March 31, 2024			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,622.5	$(1,011.0)	$1,611.5	$2,535.5	$(940.7)	$1,594.8
Trademarks, brands and licensing agreements	886.1	(324.4)	561.7	885.8	(301.3)	584.5
	3,508.6	(1,335.4)	2,173.2	3,421.3	(1,242.0)	2,179.3
Not subject to amortization:
Trademarks and brands	1,041.5	—	1,041.5	1,033.1	—	1,033.1
	$4,550.1	$(1,335.4)	$3,214.7	$4,454.4	$(1,242.0)	$3,212.4
NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS
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
At March 31, 2024, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts (the “FX contracts”) maturing in the next year that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling; and
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced.
During the six months ended March 31, 2024, the Company received cash proceeds of $5.2 in connection with the termination of its interest rate swap contracts with a $400.0 notional value.

During the six months ended March 31, 2023, the Company paid $43.5 in connection with the termination of $516.7 notional value of its rate-lock swap contracts and received cash proceeds of $6.7 in connection with the termination of its interest rate swap contract with a $200.0 notional value.
The following table presents the notional amounts of derivative instruments held.

	March 31, 2024	September 30, 2023
Commodity contracts	$222.0	$215.0
Energy contracts	39.9	48.9
FX contracts	2.3	3.0
Interest rate swaps	300.0	700.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	March 31, 2024	September 30, 2023
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$2.2	$1.2
Energy contracts	Prepaid expenses and other current assets	0.4	2.5
Interest rate swaps	Prepaid expenses and other current assets	3.6	10.6
Commodity contracts	Other assets	6.0	—
Interest rate swaps	Other assets	1.6	11.3
		$13.8	$25.6

Liability Derivatives:
Commodity contracts	Other current liabilities	$10.6	$14.1
Energy contracts	Other current liabilities	4.5	2.0
Interest rate swaps	Other liabilities	1.1	—
		$16.2	$16.1
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended March 31,		Six Months Ended March 31,
		2024	2023	2024	2023
Commodity contracts	Cost of goods sold	$17.6	$7.8	$19.2	$5.7
Energy contracts	Cost of goods sold	(1.8)	5.8	5.7	8.6
FX contracts	Selling, general and administrative expenses	—	0.1	—	—
Interest rate swaps	(Income) expense on swaps, net	(13.3)	9.0	7.8	(3.3)
PHPC Warrants	Other income, net	—	0.7	—	0.5
At March 31, 2024 and September 30, 2023, the Company had pledged collateral of $13.5 and $23.4, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 12 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	March 31, 2024			September 30, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$15.5	$15.5	$—	$13.0	$13.0	$—
Derivative assets	13.8	—	13.8	25.6	—	25.6
	$29.3	$15.5	$13.8	$38.6	$13.0	$25.6
Liabilities:
Deferred compensation liabilities	$45.6	$—	$45.6	$36.8	$—	$36.8
Derivative liabilities	16.2	—	16.2	16.1	—	16.1
	$61.8	$—	$61.8	$52.9	$—	$52.9
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
Equity Securities and Other Fair Value Measurements
The Company uses the market approach to measure the fair value of its equity securities, which were immaterial as of both March 31, 2024 and September 30, 2023. The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond and the Revolving Credit Facility (as defined in Note 13) as of March 31, 2024 and September 30, 2023 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the municipal bond and the Revolving Credit Facility, was $5,960.1 and $5,491.5 as of March 31, 2024 and September 30, 2023, respectively, which included $649.2 and $572.6 related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 13 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheets are presented in the following table.

	March 31, 2024	September 30, 2023
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	998.6	1,049.7
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	939.9	939.9
5.75% senior notes maturing March 2027	—	459.3
6.25% senior secured notes maturing February 2032	1,000.0	—
Fourth Incremental Term Loan	—	400.0
Revolving Credit Facility	300.0	—
Municipal bond	4.2	5.3
	$6,438.1	$6,049.6
Less: Current portion of long-term debt	1.2	1.1
Debt issuance costs, net	47.8	42.0
Plus: Unamortized premium, net	25.5	32.5
Total long-term debt	$6,414.6	$6,039.0
6.25% Senior Notes
On February 20, 2024, the Company issued $1,000.0 principal value of 6.25% senior secured notes (the “6.25% senior notes”) maturing in February 2032. The 6.25% senior notes were issued at par, and the Company received $986.7 after incurring underwriting fees and other fees and expenses of $13.3, which were deferred and are being amortized to interest expense over the term of the 6.25% senior notes. Interest payments on the 6.25% senior notes are due semi-annually each August 15 and February 15, and the maturity date of the 6.25% senior notes is February 15, 2032.
The 6.25% senior notes and the related guarantees are secured by first-priority security interests, subject to permitted liens, in collateral that generally includes most of the Company's and the subsidiary guarantors' property except for real property and certain other excluded assets. The assets that secure the 6.25% senior notes also secure (and will continue to secure) the Credit Agreement (as defined below) on a pari passu basis.
The 6.25% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement or certain of the Company’s other indebtedness, other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which such unrestricted subsidiaries include 8th Avenue and its subsidiaries. These guarantees are subject to release in certain circumstances.
With a portion of the net proceeds received from the 6.25% senior notes issuance, borrowings under the New Revolving Credit Facility (as defined below) and cash on hand, the Company repaid the outstanding principal balance of the Fourth Incremental Term Loan (as defined below) and all accrued, unpaid interest thereon, redeemed the remainder of the outstanding 5.75% senior notes maturing in March 2027 and all accrued, unpaid interest to the redemption date and repaid the outstanding borrowings under the Old Revolving Credit Facility (as defined below) and all accrued, unpaid interest thereon. For additional information, see the “Credit Agreement,” “Fourth Incremental Term Loan” and “Repayments of Debt” sections below.
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
As of both March 31, 2024 and September 30, 2023, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of March 31, 2024 or September 30, 2023. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both March 31, 2024 and September 30, 2023.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by Joinder Agreement No. 1, Joinder Agreement No. 2, the Third Joinder Agreement (as defined below), the Fourth Joinder Agreement (as defined below) and the Third Amendment (as defined below), as amended, restated or amended and restated, the “Credit Agreement”). Prior to the effective date of the Third Amendment, the Credit Agreement provided for a revolving credit facility in an aggregate principal amount of $750.0 (the “Old Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0.
On February 20, 2024, the Company entered into a third amendment to the Credit Agreement (the “Third Amendment”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, Barclays Bank PLC (“Barclays”), as administrative agent under the Credit Agreement prior to the effective date of the Third Amendment, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent under the Credit Agreement from and after the effective date of the Third Amendment, the institutions constituting the 2024 Revolving Credit Lenders, the L/C Issuers and the Swing Line Lender (as

each such term is defined in the Third Amendment). The Company incurred $7.1 of financing fees in connection with the Third Amendment, which were deferred and are being amortized to interest expense over the remaining term of the Credit Agreement.
The Third Amendment to the Credit Agreement (i) replaced the Old Revolving Credit Facility with a new revolving credit facility in an aggregate principal amount of $1,000.0 (the “New Revolving Credit Facility”), (ii) extended the maturity date of the New Revolving Credit Facility to February 20, 2029, provided that if on October 16, 2027 the Company’s 5.625% senior notes maturing in January 2028 have not been redeemed in full in cash or refinanced and replaced in full with notes and/or loans maturing at least 91 days after February 20, 2029, then the maturity date of the New Revolving Credit Facility will be October 16, 2027 and (iii) modified certain other terms, conditions and provisions of the Credit Agreement, including transferring the administrative agent role from Barclays to JPMorgan Chase. The term “Revolving Credit Facility” used herein generally refers to the Old Revolving Credit Facility prior to the Third Amendment and the New Revolving Credit Facility subsequent to the Third Amendment.
Borrowings in U.S. Dollars under the New Revolving Credit Facility bear interest, at the option of the Company, at an annual rate equal to either (a) the adjusted term SOFR rate (as defined in the Credit Agreement) or (b) the base rate determined by reference to the highest of (i) the prime rate, (ii) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% per annum and (iii) the one-month adjusted term SOFR rate plus 1.00% per annum, in each case plus an applicable margin, which is determined by reference to the secured net leverage ratio (as defined in the Credit Agreement), with the applicable margin for adjusted term SOFR rate loans and base rate loans being (i) 2.00% and 1.00%, respectively, if the secured net leverage ratio is greater than or equal to 3.00:1.00, (ii) 1.75% and 0.75%, respectively, if the secured net leverage ratio is less than 3.00:1.00 and greater than or equal to 1.50:1.00 or (iii) 1.50% and 0.50%, respectively, if the secured net leverage ratio is less than 1.50:1.00. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility accrue at a rate of 0.375% if the Company’s secured net leverage ratio is greater than or equal to 3.00:1.00, and accrue at a rate of 0.25% if the Company’s secured net leverage ratio is less than 3.00:1.00.
During the six months ended March 31, 2024, the Company borrowed $645.0 and repaid $345.0 under the Revolving Credit Facility. There were no borrowings or repayments under the Revolving Credit Facility during the six months ended March 31, 2023. As of March 31, 2024, the Revolving Credit Facility had outstanding borrowings of $300.0, outstanding letters of credit of $20.5 and an available borrowing capacity under the Revolving Credit Facility of $679.5. As of September 30, 2023, the Revolving Credit Facility had no outstanding borrowings, outstanding letters of credit of $19.7 and an available borrowing capacity of $730.3. As of March 31, 2024, the interest rate on the outstanding borrowings under the Revolving Credit Facility was 6.93%.
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
The Credit Agreement provides for customary events of default, including material breach of representations and warranties, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or default under certain other indebtedness in excess of $125.0, certain events of bankruptcy and insolvency, inability to pay debts, the occurrence of one or more unstayed or undischarged judgments in excess of $125.0, attachments issued against all or any material part of the Company’s property, certain events under the Employee Retirement Income Security Act of 1974, a change of control (as defined in the Credit Agreement), the invalidity of any loan document and the failure of the collateral documents to create a valid and perfected first priority lien (subject to certain permitted liens). Upon the occurrence and during the continuance of an event of default, the maturity of the loans under the Credit Agreement may accelerate and the agent and lenders under the Credit Agreement may exercise other rights and remedies available at law or under the loan documents, including with respect to the collateral and guarantees of the Company’s obligations under the Credit Agreement.
Third Incremental Term Loan
On November 18, 2022, the Company entered into Joinder Agreement No. 3 (the “Third Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, J.P. Morgan Securities LLC (“J.P. Morgan”), as lender, Barclays, as administrative agent, and JPMorgan Chase, as sub-agent to the administrative agent. The Third Joinder Agreement provided for an incremental term loan (the “Third Incremental Term Loan”) of $130.0 under the Company’s Credit Agreement, which the Company borrowed in full on November 18, 2022.
On November 21, 2022, the Company and J.P. Morgan entered into an exchange agreement pursuant to which the Company transferred the remaining shares of BellRing common stock it held from its previous transactions related to the distribution of a portion of its interest in BellRing, which occurred in fiscal 2022, to J.P. Morgan to repay $99.9 in aggregate principal amount of the Third Incremental Term Loan (such exchange, the “Fiscal 2023 Debt-for-Equity Exchange”). Following the completion of the Fiscal 2023 Debt-for-Equity Exchange, the Company no longer held shares of BellRing common stock. On November 25, 2022, the Company repaid the remaining principal balance of $30.1 of the Third Incremental Term Loan using cash on hand. For additional information, see “Repayments of Debt” below.
Fourth Incremental Term Loan
On April 26, 2023, the Company entered into Joinder Agreement No. 4 (the “Fourth Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions party to the Fourth Joinder Agreement as lenders and Barclays, as the administrative agent. The Fourth Joinder Agreement provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 under the Credit Agreement, which the Company borrowed in full on April 26, 2023.
On February 20, 2024, the Company repaid the outstanding principal balance of the Fourth Incremental Term Loan and all accrued, unpaid interest thereon using a portion of the net proceeds from the 6.25% senior notes issuance. For additional information, see “Repayments of Debt” below.
Interest on the Fourth Incremental Term Loan accrued, at the Company’s option, at the base rate (as defined in the Credit Agreement) plus 1.25% per annum or the adjusted term SOFR rate plus 2.25% per annum. Interest was payable quarterly for loans bearing interest based upon the base rate and either monthly or every three months (depending on the applicable interest period) for loans bearing interest based upon the adjusted term SOFR rate. As of September 30, 2023, the interest rate on the Fourth Incremental Term Loan was 7.67%.
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

Repayments of Debt
The following table presents the Company’s (i) principal repayments of debt, which, net of discounts, were included in the Condensed Consolidated Statements of Cash Flows, (ii) principal amounts of debt exchanged (refer to the “Third Incremental Term Loan” section above), which were not included in the Condensed Consolidated Statements of Cash Flows and (iii) the associated loss (gain) related to such repayments and exchanges included in “Loss (gain) on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

			Loss (Gain) on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Principal Amount Exchanged	Debt Discounts (Received) / Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premiums
Three Months Ended March 31, 2024
4.50% senior notes	$25.2	$—	$(2.7)	$0.2	$—
5.75% senior notes	459.3	—	4.4	1.6	(4.6)
Municipal bond	1.1	—	—	—	—
Fourth Incremental Term Loan	400.0	—	—	1.4	—
Revolving Credit Facility	300.0	—	—	—	—
Total	$1,185.6	$—	$1.7	$3.2	$(4.6)

Three Months Ended March 31, 2023
4.50% senior notes	$49.5	$—	$(6.5)	$0.4	$—
Municipal bond	1.1	—	—	—	—
Total	$50.6	$—	$(6.5)	$0.4	$—

Six Months Ended March 31, 2024
4.50% senior notes	$51.1	$—	$(6.0)	$0.4	$—
5.75% senior notes	459.3	—	4.4	1.6	(4.6)
Municipal bond	1.1	—	—	—
Fourth Incremental Term Loan	400.0	—	—	1.4	—
Revolving Credit Facility	345.0	—	—	—	—
Total	$1,256.5	$—	$(1.6)	$3.4	$(4.6)

Six Months Ended March 31, 2023
4.50% senior notes	$120.5	$—	$(16.9)	$1.0	—
Municipal bond	1.1	—	—	—	—
Third Incremental Term Loan	30.1	99.9	—	1.1	—
Total	$151.7	$99.9	$(16.9)	$2.1	$—
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio not to exceed 4.25:1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of March 31, 2024, the Company was in compliance with this financial covenant.
The Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.

NOTE 14 — COMMITMENTS AND CONTINGENCIES
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
On February 16, 2024, the Company adopted the Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan (the “SERP”), an unfunded, non-qualified defined benefit retirement plan for certain management employees of the Company, including its named executive officers, that was effective on February 19, 2024. The SERP is a supplemental program that provides a cash balance benefit to each participant. The SERP participants were credited with an opening credit, based on years of past service with the Company, and accrue ongoing benefits with a pay credit equal to a percentage of certain of the participant’s annualized compensation. The Company recorded an initial projected benefit obligation of $8.3 related to the SERP during the second quarter of fiscal 2024, which was included in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets at March 31, 2024. Net periodic benefit costs related to the SERP during the three and six months ended March 31, 2024 were immaterial.
Amounts for the Canadian plans and the SERP are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.
The following tables present the components of net periodic benefit income for the pension plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit income were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	North America
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service cost	$0.5	$0.5	$1.0	$1.1
Interest cost	1.4	1.3	2.8	2.6
Expected return on plan assets	(2.0)	(1.9)	(4.1)	(3.8)
Recognized net actuarial gain	(0.1)	(0.1)	(0.2)	(0.1)
Recognized prior service cost	0.1	0.1	0.1	0.1
Net periodic benefit income	$(0.1)	$(0.1)	$(0.4)	$(0.1)

	Other International
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service cost	$0.1	$—	$0.1	$—
Interest cost	6.6	5.7	12.7	11.3
Expected return on plan assets	(8.9)	(7.6)	(17.2)	(15.0)
Recognized net actuarial loss	—	0.1	0.1	0.1
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit income	$(2.1)	$(1.7)	$(4.1)	$(3.4)

The following table presents the components of net periodic benefit cost (income) for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (income) were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.6	0.7	1.3	1.3
Recognized net actuarial gain	(0.2)	(0.2)	(0.5)	(0.3)
Recognized prior service credit	(0.1)	(1.1)	(0.3)	(2.3)
Net periodic benefit cost (income)	$0.3	$(0.6)	$0.6	$(1.2)
NOTE 16 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Shares repurchased	0.1	0.7	0.5	1.0
Average price per share (a)	$103.88	$88.59	$87.23	$87.47
Total share repurchase costs	$8.1	$59.7	$44.8	$83.7
(a)Average price per share excludes broker’s commissions, which are included in “Total share repurchase costs” within this table.
In February 2024, the Company entered into a structured share repurchase arrangement, which consisted of purchased call options with a $0 strike price per option and written call options with a $99.45 strike price per option. The Company paid $50.0 of net premiums in connection with the contract, which were recorded to “Additional paid-in capital” on the Condensed Consolidated Balance Sheets at March 31, 2024 and as “Payment for share repurchase contracts” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2024. Upon settlement, the Company will have the right to receive approximately 0.5 shares of Post common stock, to be settled in shares or cash, at the option of the Company. The contract is expected to settle in the third quarter of fiscal 2024.
NOTE 17 — SEGMENTS
At March 31, 2024, the Company managed and reported operating results through the following four reportable segments:
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
The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Sales
Post Consumer Brands	$1,065.5	$599.1	$2,054.1	$1,153.8
Weetabix	138.0	124.9	267.1	243.0
Foodservice	554.8	633.2	1,121.9	1,233.7
Refrigerated Retail	240.4	262.7	521.3	555.7
Eliminations and Corporate	0.3	—	0.5	—
Total	$1,999.0	$1,619.9	$3,964.9	$3,186.2
Segment Profit
Post Consumer Brands	$139.7	$75.5	$272.4	$154.8
Weetabix	18.1	19.4	39.1	40.9
Foodservice	64.5	78.1	140.2	157.2
Refrigerated Retail	22.4	18.2	58.0	39.2
Total segment profit	244.7	191.2	509.7	392.1
General corporate expenses and other	51.8	50.0	104.0	87.6
Interest expense, net	80.0	63.8	158.1	129.7
Loss (gain) on extinguishment of debt, net	0.3	(6.1)	(2.8)	(14.8)
(Income) expense on swaps, net	(13.3)	9.0	7.8	(3.3)
Earnings before income taxes and equity method loss	$125.9	$74.5	$242.6	$192.9
Net sales by product
Cereal	$706.6	$690.3	$1,361.8	$1,327.7
Eggs and egg products	517.0	609.4	1,039.8	1,178.1
Side dishes (including potato products)	184.8	184.7	401.8	390.0
Pet food	460.7	—	887.3	—
Cheese and dairy	41.4	47.9	90.0	101.0
Sausage	40.1	40.2	89.2	92.3
Peanut butter	27.3	26.0	54.7	54.9
Protein-based products	8.4	7.7	13.5	14.2
Other	12.7	14.5	26.8	28.8
Eliminations	—	(0.8)	—	(0.8)
Total	$1,999.0	$1,619.9	$3,964.9	$3,186.2
Depreciation and amortization
Post Consumer Brands	$51.7	$32.8	$101.2	$65.1
Weetabix	9.8	8.9	19.4	17.4
Foodservice	33.3	32.0	65.8	63.7
Refrigerated Retail	17.7	19.3	35.6	38.3
Total segment depreciation and amortization	112.5	93.0	222.0	184.5
Corporate	7.1	1.2	10.0	2.3
Total	$119.6	$94.2	$232.0	$186.8

Assets			March 31, 2024	September 30, 2023
Post Consumer Brands			$4,983.5	$4,782.2
Weetabix			1,818.6	1,737.8
Foodservice and Refrigerated Retail			4,924.5	4,921.6
Corporate			464.5	205.1
Total assets			$12,191.1	$11,646.7

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
At March 31, 2024, our reportable segments were as follows:
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
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, have been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•inflationary pressures on input costs across all segments of our business. During fiscal 2023, input cost inflation put downward pressures on our profit margins, which we largely mitigated through pricing actions across all segments, cost savings measures and hedging programs. During the first half of fiscal 2024, inflationary pressures on certain input costs have eased, while other input costs have continued to face inflationary pressures, and we expect this trend to continue during the remainder of fiscal 2024; and
•outbreaks of avian influenza, which impacted our Foodservice and Refrigerated Retail segments. During fiscal 2023, we incurred increased costs as a result of outbreaks, which were mitigated through management of volume needs with customers and pricing actions. During the first quarter of fiscal 2024, we experienced additional outbreaks of avian influenza; however, the impact to our results of operations during the three and six months ended March 31, 2024 were not material. The impact from these outbreaks, or further outbreaks in the future, could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$1,999.0	$1,619.9	$379.1	23%	$3,964.9	$3,186.2	$778.7	24%

Operating Profit	$190.1	$137.7	$52.4	38%	$399.4	$287.6	$111.8	39%
Interest expense, net	80.0	63.8	16.2	25%	158.1	129.7	28.4	22%
Loss (gain) on extinguishment of debt, net	0.3	(6.1)	6.4	105%	(2.8)	(14.8)	12.0	81%
(Income) expense on swaps, net	(13.3)	9.0	(22.3)	(248)%	7.8	(3.3)	11.1	336%
Other income, net	(2.8)	(3.5)	0.7	20%	(6.3)	(16.9)	10.6	63%
Income tax expense	28.6	18.9	9.7	51%	57.1	43.6	13.5	31%
Equity method loss, net of tax	—	0.2	(0.2)	(100)%	0.1	0.2	(0.1)	(50)%
Less: Net earnings attributable to noncontrolling interests	0.1	1.3	(1.2)	(92)%	0.1	3.1	(3.0)	(97)%
Net Earnings	$97.2	$54.1	$43.1	80%	$185.3	$146.0	$39.3	27%
Net Sales
Net sales increased $379.1 million, or 23%, during the three months ended March 31, 2024, when compared to the prior year period, as a result of higher net sales in our Post Consumer Brands and Weetabix segments, partially offset by lower net sales within our Foodservice and Refrigerated Retail segments.
Net sales increased $778.7 million, or 24%, during the six months ended March 31, 2024, when compared to the prior year period, as a result of higher net sales in our Post Consumer Brands and Weetabix segments, partially offset by lower net sales within our Foodservice and Refrigerated Retail segments.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $52.4 million, or 38%, during the three months ended March 31, 2024, when compared to the prior year period, primarily driven by higher segment profit within our Post Consumer Brands and Refrigerated Retail segments, partially offset by lower segment profit within our Foodservice and Weetabix segments and higher general corporate expenses.
Operating profit increased $111.8 million, or 39%, during the six months ended March 31, 2024, when compared to the prior year period, primarily driven by higher segment profit within our Post Consumer Brands and Refrigerated Retail segments, partially offset by lower segment profit within our Foodservice and Weetabix segments and higher general corporate expenses.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $16.2 million, or 25%, during the three months ended March 31, 2024, when compared to the prior year period. This increase was driven by lower interest income, higher average outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.1% and 4.8% for the three months ended March 31, 2024 and 2023, respectively.
Interest expense, net increased $28.4 million, or 22%, during the six months ended March 31, 2024, when compared to the prior year period. This increase was driven by lower interest income, higher average outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.1% and 4.8% for the six months ended March 31, 2024 and 2023, respectively.
For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”

Loss (Gain) on Extinguishment of Debt, Net
Fiscal 2024
During the three months ended March 31, 2024, we recognized a net loss of $0.3 million related to the repayment of our Fourth Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section), the redemption of our 5.75% senior notes and the partial repurchase of our 4.50% senior notes. The net loss included the write-off of debt issuance costs of $3.2 million and net premiums paid of $1.7 million, partially offset by the write-off of unamortized premiums of $4.6 million.
During the six months ended March 31, 2024, we recognized a net gain of $2.8 million related to the repayment of our Fourth Incremental Term Loan, the redemption of our 5.75% senior notes and the partial repurchase of our 4.50% senior notes. The net gain included the write-off of unamortized premiums of $4.6 million and net discounts received of $1.6 million, partially offset by the write-off of debt issuance costs of $3.4 million.
Fiscal 2023
During the three months ended March 31, 2023, we recognized a net gain of $6.1 million related to the partial repurchase of our 4.50% senior notes. The net gain included debt discounts received of $6.5 million, partially offset by the write-off of debt issuance costs of $0.4 million.
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
For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
(Income) Expense on Swaps, Net
During the three and six months ended March 31, 2024, we recognized (income) expense on swaps, net of $(13.3) million and $7.8 million, respectively, related to mark-to-market adjustments on our interest rate swaps.
During the three and six months ended March 31, 2023, we recognized (income) expense on swaps, net of $9.0 million and $(3.3) million, respectively, related to mark-to-market adjustments on our interest rate swaps.
For additional information on our interest rate swap contracts and exposure to risk related to interest rate swaps, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk,” respectively.
Income Tax Expense
The effective income tax rate was 22.7% and 23.5% for the three and six months ended March 31, 2024, respectively, and 25.4% and 22.6% for the three and six months ended March 31, 2023, respectively.
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
Post Consumer Brands

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$1,065.5	$599.1	$466.4	78%	$2,054.1	$1,153.8	$900.3	78%
Segment Profit	$139.7	$75.5	$64.2	85%	$272.4	$154.8	$117.6	76%
Segment Profit Margin	13%	13%			13%	13%
Net sales for the Post Consumer Brands segment increased $466.4 million, or 78%, for the three months ended March 31, 2024, when compared to the prior year period. The increase in net sales was primarily driven by the inclusion of three months of Pet Food and Perfection net sales of $395.6 million and $65.1 million, respectively. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases taken to mitigate inflation. Excluding Pet Food and Perfection, volumes declined 4% primarily driven by decreases in non-retail cereal and peanut butter.
Net sales for the Post Consumer Brands segment increased $900.3 million, or 78%, for the six months ended March 31, 2024, when compared to the prior year period. The increase in net sales was primarily driven by the inclusion of six months of Pet Food net sales of $802.7 million and four months of Perfection net sales of $84.6 million. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases taken to mitigate inflation. Excluding Pet Food and Perfection, volumes declined 5% primarily driven by decreases in branded and non-retail cereal and peanut butter.
Segment profit for the three months ended March 31, 2024 increased $64.2 million, or 85%, when compared to the prior year period. The increase in segment profit was primarily driven by higher net sales, as previously discussed, partially offset by higher product costs. The increase in product costs was primarily driven by the inclusion of three months of incremental costs attributable to Pet Food and Perfection of $276.8 million and $54.7 million, respectively, partially offset by lower freight costs of $9.6 million. In addition, warehousing costs, advertising and consumer spending and amortization expense increased compared to the prior year period, primarily due to the inclusion of three months of Pet Food and Perfection results.
Segment profit for the six months ended March 31, 2024 increased $117.6 million, or 76%, when compared to the prior year period. The increase in segment profit was primarily driven by higher net sales, as previously discussed, partially offset by higher product costs. The increase in product costs was primarily driven by the inclusion of six months of incremental costs attributable to Pet Food of $574.1 million and four months of incremental costs attributable to Perfection of $72.2 million, higher manufacturing costs of $10.0 million and higher raw material costs of $6.7 million, partially offset by lower freight costs of $16.7 million. In addition, warehousing costs, advertising and consumer spending and amortization expense increased compared to the prior year period, primarily due to the inclusion of six months of Pet Food results and four months of Perfection results.
Weetabix

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$138.0	$124.9	$13.1	10%	$267.1	$243.0	$24.1	10%
Segment Profit	$18.1	$19.4	$(1.3)	(7)%	$39.1	$40.9	$(1.8)	(4)%
Segment Profit Margin	13%	16%			15%	17%
Net sales for the Weetabix segment increased $13.1 million, or 10%, for the three months ended March 31, 2024, when compared to the prior year period. The increase in net sales was primarily driven by the inclusion of three months of Deeside net sales of $7.2 million and a favorable foreign currency exchange impact of $5.5 million. Excluding Deeside, volumes increased 3% primarily driven by volume increases in private label products.
Net sales for the Weetabix segment increased $24.1 million, or 10%, for the six months ended March 31, 2024, when compared to the prior year period. The increase in net sales was primarily driven by a favorable foreign currency exchange impact of $12.4 million and the inclusion of four months of Deeside net sales of $9.5 million. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases, partially offset by a shift in product mix towards private label products. Excluding Deeside, volumes were flat compared to the prior year period.
Segment profit for the three months ended March 31, 2024 decreased $1.3 million, or 7%, when compared to the prior year period. This decrease was primarily driven by higher advertising and consumer spending of $2.4 million and the inclusion of three months of Deeside segment loss of $0.7 million, partially offset by higher net sales, as previously discussed, and favorable raw material costs of $1.6 million.
Segment profit for the six months ended March 31, 2024 decreased $1.8 million, or 4%, when compared to the prior year period. This decrease was primarily driven by higher manufacturing costs of $2.9 million and higher advertising and consumer spending of $1.5 million, partially offset by higher net sales, as previously discussed, and a favorable foreign currency exchange impact of $1.9 million.

Foodservice

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$554.8	$633.2	$(78.4)	(12)%	$1,121.9	$1,233.7	$(111.8)	(9)%
Segment Profit	$64.5	$78.1	$(13.6)	(17)%	$140.2	$157.2	$(17.0)	(11)%
Segment Profit Margin	12%	12%			12%	13%
Net sales for the Foodservice segment decreased $78.4 million, or 12%, for the three months ended March 31, 2024, when compared to the prior year period. Egg product sales were down $78.4 million, or 14%, driven by lower average net selling prices due to the pass-through of lower grain and egg market prices. Egg volumes decreased 3% primarily due to lower volumes in foodservice channels, partially offset by higher volumes in food ingredient channels. Sales of side dishes were up $0.9 million, or 1%, on flat volumes, driven by the annualization of prior year price increases taken to mitigate inflation. Sales of other products were down $0.9 million.
Net sales for the Foodservice segment decreased $111.8 million, or 9%, for the six months ended March 31, 2024, when compared to the prior year period. Egg product sales were down $113.6 million, or 11%, on flat volumes, driven by lower average net selling prices due to the pass-through of lower grain and egg market prices, partially offset by favorable product mix. Sales of side dishes were up $5.0 million, or 4%, driven by the annualization of prior year price increases taken to mitigate inflation and volume increases of 2% as a result of distribution gains. Sales of other products were down $3.2 million.
Segment profit for the three months ended March 31, 2024 decreased $13.6 million, or 17%, when compared to the prior year period, driven by lower net sales, as previously discussed, and higher manufacturing costs of $12.6 million. These negative impacts were partially offset by lower raw material costs of $68.6 million, primarily due to favorable grain and egg market prices compared to the prior year period, and lower freight costs of $5.2 million.
Segment profit for the six months ended March 31, 2024 decreased $17.0 million, or 11%, when compared to the prior year period, driven by lower net sales, as previously discussed, and higher manufacturing costs of $21.1 million. These negative impacts were partially offset by lower raw material costs of $120.4 million, primarily due to favorable grain and egg market prices compared to the prior year period, and lower freight costs of $14.6 million.
Refrigerated Retail

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$240.4	$262.7	$(22.3)	(8)%	$521.3	$555.7	$(34.4)	(6)%
Segment Profit	$22.4	$18.2	$4.2	23%	$58.0	$39.2	$18.8	48%
Segment Profit Margin	9%	7%			11%	7%
Net sales for the Refrigerated Retail segment decreased $22.3 million, or 8%, for the three months ended March 31, 2024, when compared to the prior year period, primarily driven by distribution losses in egg and cheese and other dairy product volumes. Egg product sales were down $14.0 million, or 26%, driven by 17% lower volumes and lower average net selling prices due to unfavorable product mix and increased promotional spending. Cheese and other dairy product sales decreased $6.4 million, or 13%, on 11% lower volumes. Sales of side dishes decreased $0.7 million, or 1%, on flat volumes. Sausage sales increased $1.2 million, or 3%, with volume up 7%, due to distribution gains, partially offset by lower average net selling prices due to unfavorable customer mix. Sales of all other products were down $2.4 million driven by the exit of certain low-margin products.
Net sales for the Refrigerated Retail segment decreased $34.4 million, or 6%, for the six months ended March 31, 2024, when compared to the prior year period, primarily driven by distribution losses in egg and cheese and other dairy product volumes. Egg product sales were down $24.7 million, or 24%, driven by 14% lower volumes and lower average net selling prices due to unfavorable product mix and increased promotional spending. Cheese and other dairy product sales decreased $11.0 million, or 11%, on 10% lower volumes. Sausage sales decreased $0.7 million, or 1%, driven by lower average net selling prices due to unfavorable customer mix, partially offset by volume increases of 4% due to distribution gains. Sales of side dishes increased $6.9 million, or 3%, on flat volumes, primarily driven by higher average net selling prices due to the annualization of prior year price increases taken to mitigate input cost inflation, partially offset by increased promotional spending. Sales of all other products were down $4.9 million driven by the exit of certain low-margin products.
Segment profit for the three months ended March 31, 2024 increased $4.2 million, or 23%, when compared to the prior year period, driven by lower raw material costs of $6.5 million and lower manufacturing costs of $4.5 million. These positive impacts were partially offset by lower net sales, as previously discussed.
Segment profit for the six months ended March 31, 2024 increased $18.8 million, or 48%, when compared to the prior year period, driven by lower manufacturing costs of $14.9 million, lower raw material costs of $12.0 million and lower freight costs of $2.7 million. These positive impacts were partially offset by lower net sales, as previously discussed.
General Corporate Expenses and Other

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
General corporate expenses and other	$51.8	$50.0	$1.8	4%	$104.0	$87.6	$16.4	19%
General corporate expenses and other increased $1.8 million, or 4%, for the three months ended March 31, 2024, when compared to the prior year period. This increase was driven by restructuring and facility closure costs (including accelerated depreciation) of $7.3 million primarily related to our Post Consumer Brands segment and higher employee-related expenses of $2.4 million. These negative impacts were partially offset by increased net gains related to mark-to-market adjustments on economic hedges of $12.4 million (compared to net losses in the prior year period).
General corporate expenses and other increased $16.4 million, or 19%, for the six months ended March 31, 2024, when compared to the prior year period. This increase was driven by restructuring and facility closure costs (including accelerated depreciation) of $17.1 million primarily related to our Post Consumer Brands segment, decreased net gains related to mark-to-market adjustments on equity securities of $10.2 million and higher employee-related expenses of $5.8 million. These negative impacts were partially offset by decreased net losses related to mark-to-market adjustments on economic hedges of $13.2 million and a gain on bargain purchase of $6.2 million related to our Deeside acquisition.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the six months ended March 31, 2024 (for additional information, see Notes 13 and 16 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$1,000.0 million principal value issued of 6.25% senior secured notes (the “6.25% senior notes”);
•entered into a third amendment to our second amended and restated credit agreement dated March 18, 2020 (the “Credit Agreement” and such amendment, the “Third Amendment”) which replaced our previous revolving credit facility in an aggregate principal amount of $750.0 million (the “Old Revolving Credit Facility”), with a new revolving credit facility in an aggregate principal amount of $1,000.0 million (the “New Revolving Credit Facility”), and extended the maturity date of the New Revolving Credit Facility to February 20, 2029, provided that certain criteria are met;
•$645.0 million borrowed under our Revolving Credit Facility, which such term refers to our Old Revolving Credit Facility prior to the Third Amendment and our New Revolving Credit Facility subsequent to the Third Amendment;
•$345.0 million repaid under our Revolving Credit Facility;
•$459.3 million principal value of our 5.75% senior notes redeemed at a premium of $4.4 million;
•$51.1 million principal value of our 4.50% senior notes repurchased at a discount of $6.0 million;
•$400.0 million principal value repaid on our fourth incremental term loan under our Credit Agreement (the “Fourth Incremental Term Loan”);
•0.5 million shares of our common stock repurchased at an average share price of $87.23 per share and at a total cost, including broker’s commissions, of $44.8 million; and
•$50.0 million paid for a structured share repurchase contract that is expected to settle in the third quarter of fiscal 2024, at which time we will have the right to receive 0.5 million shares of our common stock, to be settled in stock or cash.
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, purchase commitments, interest payments, research and development activities, capital expenditures, pension contributions and benefit payments and other financing requirements for the foreseeable future. We are currently not aware of any existing trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact meeting our capital needs during or beyond the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
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
Our senior notes, other than our 6.25% senior notes, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). Our 6.25% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement or certain of our other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). These guarantees are subject to release in certain circumstances.
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
The following table presents select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2024	2023
Cash provided by (used in):
Operating activities	$424.0	$198.3
Investing activities	(432.6)	(134.0)
Financing activities	237.1	(161.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.9	3.4
Net increase (decrease) in cash, cash equivalents and restricted cash	$230.4	$(94.0)
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2024 increased $225.7 million compared to the prior year period. This increase was primarily driven by lapping inventory cash outflows in the prior year period within our Post Consumer Brands segment, cash inflows related to fluctuations in timing of purchases and payments of trade payables within our Post Consumer Brands and Refrigerated Retail segments, cash inflows related to fluctuations in timing of sales and collections of trade receivables at our Post Consumer Brands segment and increased net cash receipts on our interest rate swaps of $3.2 million. These positive impacts were partially offset by higher interest payments of $11.0 million and higher tax payments of $5.7 million.
Investing Activities
Six months ended March 31, 2024
Cash used in investing activities for the six months ended March 31, 2024 was $432.6 million, primarily driven by net cash payments of $252.7 million related to the Perfection and Deeside acquisitions and capital expenditures of $179.5 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
Six months ended March 31, 2023
Cash used in investing activities for the six months ended March 31, 2023 was $134.0 million, primarily driven by capital expenditures of $132.9 million. Capital expenditures in the period primarily related to ongoing projects in our Foodservice and Post Consumer Brands segments.
Financing Activities
Six months ended March 31, 2024
Cash provided by financing activities for the six months ended March 31, 2024 was $237.1 million. We received proceeds of $1,000.0 million from the issuance of our 6.25% senior notes and $645.0 million from borrowings under our Revolving Credit Facility. We redeemed $459.3 million principal value of our 5.75% senior notes, repaid $51.1 million principal value of our 4.50% senior notes (net of $6.0 million in discounts), repaid $400.0 million principal value of our Fourth Incremental Term Loan, repaid $345.0 million under our Revolving Credit Facility and repaid $1.1 million principal value of our municipal bonds, resulting in net repayments of debt of $1,250.5 million. We paid $50.0 million for a structured share repurchase contract and $44.8 million, including broker’s commissions, for the repurchase of shares of our common stock. In addition, we paid $19.9 million of debt issuance costs and deferred financing fees in connection with the issuance of our 6.25% senior notes and entry into the Third Amendment and $4.4 million of debt premiums related to the redemption of our 5.75% senior notes.
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
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of March 31, 2024, we were in compliance with this financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $5 million as of both March 31, 2024 and September 30, 2023. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of both March 31, 2024 and September 30, 2023, a hypothetical 10% change in the expected Euro-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of March 31, 2024, the Company had outstanding principal value of indebtedness of $6,438.1 million related to its senior notes, borrowings outstanding under its Revolving Credit Facility and a municipal bond. At March 31, 2024, Post’s Revolving Credit Facility had available borrowing capacity of $679.5 million. Of the total $6,438.1 million of outstanding indebtedness, $6,133.9 million bore interest at a weighted-average fixed interest rate of 5.0%. As of September 30, 2023, the Company had principal value of indebtedness of $6,049.6 million related to its senior notes, the Fourth Incremental Term Loan and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $730.3 million. Of the total $6,049.6 million of outstanding indebtedness, $5,644.3 million bore interest at a weighted-average fixed interest rate of 4.8%.
As of March 31, 2024 and September 30, 2023, the fair value of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility and the municipal bond, was $5,960.1 million and $5,491.5 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $115 million and $112 million as of March 31, 2024 and September 30, 2023, respectively. A hypothetical

10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and six months ended March 31, 2024 and 2023.
For additional information regarding the Company’s debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of March 31, 2024 and September 30, 2023, the Company had interest rate swaps with a notional value of $300.0 million and $700.0 million, respectively. A hypothetical 10% increase in interest rates would have decreased the fair value of the interest rate swaps by approximately $9 million and $15 million as of March 31, 2024 and September 30, 2023, respectively.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s Perfection and Pet Food acquisitions completed in fiscal 2024 and 2023, respectively, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. Based on management’s evaluation, there were no other significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION.
ITEM 1.     LEGAL PROCEEDINGS.
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 14 within “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this report, which is incorporated herein by reference.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2024 - January 31, 2024	—	$—	—	$165,697,970
February 1, 2024 - February 29, 2024	—	$—	—	$400,000,000
March 1, 2024 - March 31, 2024	76,996	$103.88	76,996	$392,001,335
Total	76,996	$103.88	76,996	$392,001,335
(a)Does not include broker’s commissions.
(b)On June 6, 2023, our Board of Directors approved an authorization to repurchase up to $400.0 million of shares of our common stock effective June 7, 2023 (the “Prior Authorization”). The Prior Authorization had an expiration date of June 7, 2025. On January 30, 2024, our Board of Directors cancelled the Prior Authorization effective February 4, 2024 and approved a new authorization to repurchase up to $400.0 million of shares of our common stock effective February 5, 2024 (the “New Authorization”). The New Authorization has an expiration date of February 5, 2026. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc., effective February 2, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on February 2, 2024)

3.2
Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc., effective January 30, 2018 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on February 2, 2024)

3.3
Amendment of Amended and Restated Articles of Incorporation of Post Holdings, Inc., effective January 26, 2024 (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on February 2, 2024)

3.4	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2024)

4.1
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

4.2
Indenture (2029 Notes), dated as of July 3, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2019)

4.3
Indenture (2030 Notes), dated as of February 26, 2020, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2020)

4.4
Indenture (2031 Notes), dated as of March 10, 2021, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 11, 2021)

4.5
Indenture (2027 Convertible Notes), dated as of August 12, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2022)

4.6
Indenture (2032 Secured Notes), dated as of February 20, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2024)

†10.53	Amendment to Certain Performance-Based Restricted Stock Unit Agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2024)

†*10.54	Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2024)

Exhibit No.	Description
10.55
Third Amendment to Second Amended and Restated Credit Agreement and Agency Transfer, dated as of February 20, 2024, by and among Post Holdings, Inc., as borrower, certain of its subsidiaries, as guarantors, Barclays Bank PLC, as administrative agent under the Credit Agreement prior to the effective date of the Amendment, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement from and after the effective date of the Amendment, the institutions constituting the 2024 Revolving Credit Lenders, the L/C Issuers and the Swing Line Lender (as each such term is defined in the Amendment) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2024)

*10.56
Notes Security Agreement, dated as of February 20, 2024, by and among Post Holdings, Inc., certain of its subsidiaries as provided therein and Computershare Trust Company, National Association, as notes collateral agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 26, 2024)

10.57
Pari Passu Intercreditor Agreement, dated as of February 20, 2024, by and between JPMorgan Chase Bank, N.A., as initial first lien representative and initial first lien collateral agent, and Computershare Trust Company, National Association, as initial other representative and initial other collateral agent, and acknowledged and agreed to by Post Holdings, Inc. and certain of its subsidiaries as provided therein (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 26, 2024)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2024

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2024

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2024

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibit or schedule upon request by the SEC.
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

POST HOLDINGS, INC.
Date:	May 3, 2024	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)