Form 10-Q
period 2024-06-30
Post Holdings, Inc.
filed 2024-08-02
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Common Stock, $0.01 par value per share – 58,427,526 shares as of July 29, 2024

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Sales	$1,947.7	$1,859.4	$5,912.6	$5,045.6
Cost of goods sold	1,370.4	1,357.8	4,183.1	3,715.3
Gross Profit	577.3	501.6	1,729.5	1,330.3
Selling, general and administrative expenses	324.5	300.9	988.7	768.9
Amortization of intangible assets	46.4	42.4	138.5	115.4
Other operating expense (income), net	3.2	—	(0.3)	0.1
Operating Profit	203.2	158.3	602.6	445.9
Interest expense, net	78.8	72.7	236.9	202.4
Gain on extinguishment of debt, net	(1.8)	(6.4)	(4.6)	(21.2)
(Income) expense on swaps, net	(3.1)	(17.1)	4.7	(20.4)
Other income, net	(2.3)	(16.0)	(8.6)	(32.9)
Earnings before Income Taxes and Equity Method Loss	131.6	125.1	374.2	318.0
Income tax expense	31.7	26.8	88.8	70.4
Equity method loss, net of tax	—	—	0.1	0.2
Net Earnings Including Noncontrolling Interests	99.9	98.3	285.3	247.4
Less: Net earnings attributable to noncontrolling interests	0.1	8.7	0.2	11.8
Net Earnings	$99.8	$89.6	$285.1	$235.6

Earnings per Common Share:
Basic	$1.66	$1.49	$4.72	$4.13
Diluted	$1.53	$1.38	$4.36	$3.82
Weighted-Average Common Shares Outstanding:
Basic	60.0	61.6	60.4	59.7
Diluted	67.0	68.5	67.3	66.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Earnings Including Noncontrolling Interests	$99.9	$98.3	$285.3	$247.4
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	—	—	(8.3)	—
Reclassifications to net earnings	(0.2)	(1.2)	(0.8)	(3.5)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	2.6	36.1	56.1	185.3
Tax benefit on other comprehensive income:
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	—	—	2.0	—
Reclassifications to net earnings	0.1	0.2	0.3	0.8
Total Other Comprehensive Income Including Noncontrolling Interests	2.5	35.1	49.3	182.6
Less: Comprehensive income attributable to noncontrolling interests	0.3	8.2	1.5	10.2
Total Comprehensive Income	$102.1	$125.2	$333.1	$419.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2024	September 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$333.8	$93.3
Restricted cash	10.0	23.9
Receivables, net	536.1	512.4
Inventories	795.0	789.9
Prepaid expenses and other current assets	81.3	59.0
Total Current Assets	1,756.2	1,478.5
Property, net	2,187.7	2,021.4
Goodwill	4,648.7	4,574.4
Other intangible assets, net	3,169.0	3,212.4
Other assets	366.9	360.0
Total Assets	$12,128.5	$11,646.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.2	$1.1
Accounts payable	392.6	368.8
Other current liabilities	463.4	435.4
Total Current Liabilities	857.2	805.3
Long-term debt	6,397.8	6,039.0
Deferred income taxes	645.9	674.4
Other liabilities	271.8	276.7
Total Liabilities	8,172.7	7,795.4
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,312.5	5,288.1
Retained earnings	1,701.6	1,416.5
Accumulated other comprehensive loss	(87.1)	(135.1)
Treasury stock, at cost	(2,982.8)	(2,728.3)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,945.1	3,842.1
Noncontrolling interests	10.7	9.2
Total Shareholders’ Equity	3,955.8	3,851.3
Total Liabilities and Shareholders’ Equity	$12,128.5	$11,646.7
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$285.3	$247.4
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	352.7	293.3
Unrealized loss (gain) on interest rate swaps, foreign exchange contracts and warrant liability, net	15.9	(27.4)
Gain on extinguishment of debt, net	(4.6)	(21.2)
Non-cash stock-based compensation expense	60.9	57.2
Equity method loss, net of tax	0.1	0.2
Deferred income taxes	(33.9)	(11.2)
Non-cash gain on write-off of deferred underwriting commissions	—	(10.7)
Other, net	0.9	(4.3)
Other changes in operating assets and liabilities, net of business acquisitions:
Decrease (increase) in receivables, net	23.7	(17.7)
Decrease (increase) in inventories	20.1	(20.7)
(Increase) decrease in prepaid expenses and other current assets	(28.2)	40.5
Decrease (increase) in other assets	1.4	(15.0)
Decrease in accounts payable and other current liabilities	(13.9)	(38.1)
Increase in non-current liabilities	15.9	8.2
Net Cash Provided by Operating Activities	696.3	480.5

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(248.1)	(715.2)
Return of subsidiary investments held in trust account	—	345.0
Additions to property	(290.3)	(201.9)
Other, net	0.1	4.2
Net Cash Used in Investing Activities	(538.3)	(567.9)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,645.0	530.0
Repayments of debt, net of discounts	(1,266.6)	(178.4)
Purchases of treasury stock	(248.7)	(242.4)
Payments of debt issuance costs and deferred financing fees	(19.9)	(3.1)
Payments of debt premiums	(4.4)	—
Payment for share repurchase contracts	(50.0)	—
Proceeds from share repurchase contracts	50.9	—
Redemption of Post Holdings Partnering Corporation Series A common stock	—	(312.5)
Financing portion of cash paid for rate-lock interest rate swaps	—	(43.5)
Other, net	(39.6)	(29.8)
Net Cash Provided by (Used in) Financing Activities	66.7	(279.7)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1.9	3.8
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	226.6	(363.3)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	117.2	590.1
Cash, Cash Equivalents and Restricted Cash, End of Period	$343.8	$226.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2024	2023	2024	2023
Common Stock
Beginning and end of period	$0.9	$0.9	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	5,240.1	4,757.5	5,288.1	4,748.2
Activity under stock and deferred compensation plans	0.4	(1.1)	(37.4)	(29.0)
Non-cash stock-based compensation expense	21.1	20.0	60.9	57.2
Payment for share repurchase contracts	—	—	(50.0)	—
Proceeds from share repurchase contracts	50.9	—	50.9	—
Issuance of common stock	—	492.3	—	492.3
End of period	5,312.5	5,268.7	5,312.5	5,268.7
Retained Earnings
Beginning of period	1,601.8	1,253.8	1,416.5	1,109.0
Net earnings	99.8	89.6	285.1	235.6
Post Holdings Partnering Corporation deemed dividend	—	7.4	—	6.2
End of period	1,701.6	1,350.8	1,701.6	1,350.8
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(37.0)	(31.4)	(30.3)	(29.7)
Net change in retirement benefits, net of tax	(0.1)	(1.0)	(6.8)	(2.7)
End of period	(37.1)	(32.4)	(37.1)	(32.4)
Hedging Adjustments, net of tax
Beginning and end of period	74.8	74.8	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(127.2)	(157.7)	(179.6)	(308.0)
Foreign currency translation adjustments	2.4	36.6	54.8	186.9
End of period	(124.8)	(121.1)	(124.8)	(121.1)
Treasury Stock
Beginning of period	(2,773.1)	(2,424.9)	(2,728.3)	(2,341.2)
Purchases of treasury stock	(209.7)	(166.8)	(254.5)	(250.5)
End of period	(2,982.8)	(2,591.7)	(2,982.8)	(2,591.7)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,945.1	3,950.0	3,945.1	3,950.0
Noncontrolling Interests
Beginning of period	10.4	10.9	9.2	11.7
Net earnings attributable to noncontrolling interests	0.1	(0.6)	0.2	(0.3)
Foreign currency translation adjustments	0.2	(0.5)	1.3	(1.6)
End of period	10.7	9.8	10.7	9.8
Total Shareholders’ Equity	$3,955.8	$3,959.8	$3,955.8	$3,959.8
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
On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. In connection with the PHPC Redemption, during the three and nine months ended June 30, 2023:
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

The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity for the three and nine months ended June 30, 2023, which represent the periods ended May 30, 2023, as the Company’s redeemable NCI was reduced to zero upon completion of the PHPC Redemption.

	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Net earnings attributable to redeemable NCI	$9.3	$12.1
Redemption value adjustment	(1.9)	(5.9)
PHPC deemed dividend	$7.4	$6.2
The following table summarizes the changes to the Company’s redeemable NCI for the three and nine months ended June 30, 2023, which represent the periods ended May 30, 2023, as the Company’s redeemable NCI was reduced to zero upon completion of the PHPC Redemption.

	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Beginning of period	$310.6	$306.6
Redemption of PHPC Series A Common Stock	(312.5)	(312.5)
Net earnings attributable to redeemable NCI	9.3	12.1
PHPC deemed dividend	(7.4)	(6.2)
End of period	$—	$—
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
During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, in accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company discontinued applying the equity method to the investment after reducing the balance of the investment to zero. The Company’s investment in 8th Avenue was zero at both June 30, 2024 and September 30, 2023, and the Company did not recognize an equity method gain (loss) attributable to 8th Avenue for the three or nine months ended June 30, 2024 or 2023.
During the three and nine months ended June 30, 2024, the Company had net sales to 8th Avenue of $1.5 and $5.3, respectively, and purchases from and royalties paid to 8th Avenue of $21.5 and $61.1, respectively. During the three and nine months ended June 30, 2023, the Company had net sales to 8th Avenue of $1.2 and $6.7, respectively, and purchases from and royalties paid to 8th Avenue of $16.8 and $65.2, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length.
The Company had current payables with 8th Avenue of $15.6 and $13.3 at June 30, 2024 and September 30, 2023, respectively, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets and primarily related to related party purchases and royalties. Current receivables with 8th Avenue at June 30, 2024 and September 30, 2023 were immaterial. In addition, the Company had a long-term receivable and a long-term liability with 8th Avenue of $12.9 and $0.7, respectively, at both June 30, 2024 and September 30, 2023, which were included in “Other assets” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to tax indemnifications.
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

The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $3.7 and $3.6 at June 30, 2024 and September 30, 2023, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets.
BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of BellRing.
On September 30, 2022, Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of the Company, entered into a co-packing agreement with Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of BellRing (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of ready-to-drink (“RTD”) shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing RTD shakes for Premier Nutrition. Sales of RTD shakes to Premier Nutrition during the three and nine months ended June 30, 2024 were immaterial and there were no sales of RTD shakes to Premier Nutrition during fiscal 2023. Other related party transactions and balances between the Company and BellRing were immaterial as of and for the three and nine months ended June 30, 2024 and 2023.
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
Fiscal 2024
On December 1, 2023, the Company completed its acquisition of substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”) for $235.0, subject to working capital adjustments and other adjustments, resulting in a payment at closing of $238.8. Perfection is a manufacturer and packager of private label and co-manufactured pet food and baked treat products and is reported in the Post Consumer Brands segment. The acquisition was completed using cash on hand, including borrowings under the Revolving Credit Facility (as defined in Note 13). During the third quarter of fiscal 2024, the Company reached a final settlement of net working capital, resulting in an amount received by the Company of $4.6.
Based upon the preliminary purchase price allocation, the Company recorded $81.0 of customer relationships, which is being amortized over a weighted-average useful life of 16 years. Net sales and operating profit included in the Condensed Consolidated Statements of Operations attributable to Perfection were $62.1 and $4.2, respectively, for the three months ended June 30, 2024 and $146.7 and $9.1, respectively, for the nine months ended June 30, 2024.
Preliminary values of Perfection are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change. The goodwill generated by the Company’s Perfection acquisition is expected to be deductible for U.S. income tax purposes.

The following table presents the preliminary purchase price allocation, including immaterial measurement period adjustments, related to the Perfection acquisition based upon the fair values of assets acquired and liabilities assumed as of June 30, 2024.

Cash and cash equivalents	$0.3
Receivables, net	40.8
Inventories	21.1
Prepaid expenses and other current assets	0.4
Property, net	69.9
Other intangible assets, net	81.0
Other assets	2.9
Accounts payable	(21.5)
Other current liabilities	(1.6)
Other liabilities	(1.8)
Total identifiable net assets	191.5
Goodwill	42.7
Fair value of total consideration transferred	$234.2
Also on December 1, 2023, the Company completed its acquisition of Deeside Cereals I Ltd (“Deeside”) for £11.3 (approximately $14.3). The acquisition was completed using cash on hand. Deeside is a producer of private label cereals in the United Kingdom (the “U.K.”) and is reported in the Weetabix segment. Based upon the preliminary purchase price allocation, the Company identified and recorded $20.5 of net assets, which exceeded the purchase price paid for Deeside. As a result, the Company recorded an initial gain on bargain purchase of $6.2 during the first quarter of fiscal 2024. During the third quarter of fiscal 2024, the Company recorded measurement period adjustments related to Deeside’s defined benefit pension plan and deferred taxes, which reduced the acquired Deeside net assets by $0.4. As a result, the Company recorded an adjustment to (gain) on bargain purchase of $0.4 and $(5.8) during the three and nine months ended June 30, 2024, respectively, which was included in “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations. Net sales and operating loss included in the Condensed Consolidated Statements of Operations attributable to Deeside were $7.5 and $0.3, respectively, for the three months ended June 30, 2024 and $17.0 and $1.2, respectively, for the nine months ended June 30, 2024. Preliminary values of Deeside are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change.
Acquisition-related costs for fiscal 2024 acquisitions were immaterial during the three and nine months ended June 30, 2024.
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
In connection with the Pet Food acquisition, the Company and Smucker entered into a transition services agreement (the “TSA”) pursuant to which Smucker provides certain Pet Food support services to Post for a transition period of 18 months (or up to 24 months at Post’s election) following the close of the acquisition based on the terms set forth in the TSA. Pet Food support services include, but are not limited to, certain sales, marketing, finance, information technology, procurement and supply chain services. TSA fees were $3.5 and $13.0 during the three and nine months ended June 30, 2024, respectively, and $4.0 during both the three and nine months ended June 30, 2023. TSA fees were recorded within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. In accordance with the terms of the TSA, Smucker collects sales receivables from and remits payments to customers and vendors, respectively, in accordance with Smucker’s existing contractual terms. Pet Food receivables and payables are settled between Post and Smucker monthly on a net basis per the terms of the TSA. As of June 30, 2024 and September 30, 2023, the Company had recorded a net receivable due from Smucker related to the TSA of $39.1 and $35.5, respectively, which was recorded within “Receivables, net” on the Condensed Consolidated Balance Sheets.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Pro forma net sales	$1,947.7	$2,058.8	$5,953.5	$6,146.2
Pro forma net earnings	$103.5	$121.4	$296.1	$284.9
Pro forma basic earnings per common share	$1.73	$1.95	$4.90	$4.63
Pro forma diluted earnings per common share	$1.58	$1.80	$4.52	$4.29
NOTE 5 — RESTRUCTURING
In November 2023, the Company finalized its plan to close its Post Consumer Brands cereal manufacturing facility in Lancaster, Ohio (the “Lancaster Facility”). The transfer of production capabilities to other Company locations and closure of the Lancaster Facility are expected to be completed in the first quarter of fiscal 2025.
Restructuring charges and the associated liabilities for employee-related expenses related to the closure of the Lancaster Facility are shown in the following table.

Balance, September 30, 2023	$—
Charge to expense	6.6
Cash payments	(0.2)
Non-cash charges	—
Balance, June 30, 2024	$6.4

Total expected restructuring charges	$6.7
Cumulative restructuring charges incurred to date	6.6
Remaining expected restructuring charges	$0.1
Restructuring (adjustments) charges of $(1.1) and $6.6 were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2024, respectively. No restructuring charges were incurred during the three or nine months ended June 30, 2023.
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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$99.8	$89.6	$285.1	$235.6
Impact of redeemable NCI	—	1.9	—	11.0
Net earnings for basic earnings per share	$99.8	$91.5	$285.1	$246.6
Impact of interest expense, net of tax, related to convertible senior notes	2.7	2.7	8.1	8.1
Net earnings for diluted earnings per share	$102.5	$94.2	$293.2	$254.7

Weighted-average shares for basic earnings per share	60.0	61.6	60.4	59.7
Effect of dilutive securities:
Stock options	0.2	0.3	0.3	0.4
Restricted stock units	0.4	0.4	0.4	0.5
Market-based performance restricted stock units	0.9	0.7	0.7	0.6
Earnings-based performance restricted stock units	0.1	0.1	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4	5.4	5.4
Total dilutive securities	7.0	6.9	6.9	7.0
Weighted-average shares for diluted earnings per share	67.0	68.5	67.3	66.7

Earnings per Common Share:
Basic	$1.66	$1.49	$4.72	$4.13
Diluted	$1.53	$1.38	$4.36	$3.82
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	—	—	—	0.1
Market-based performance restricted stock units	—	0.1	—	0.1
NOTE 7 — INVENTORIES

	June 30, 2024	September 30, 2023
Raw materials and supplies	$143.8	$155.9
Work in process	25.4	24.4
Finished products	591.2	573.6
Flocks	34.6	36.0
	$795.0	$789.9
NOTE 8 — PROPERTY, NET

	June 30, 2024	September 30, 2023
Property, at cost	$4,134.8	$3,769.4
Accumulated depreciation	(1,947.1)	(1,748.0)
	$2,187.7	$2,021.4

NOTE 9 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2023
Goodwill (gross)	$2,261.1	$854.3	$1,355.3	$803.7	$5,274.4
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,652.0	$854.3	$1,355.3	$712.8	$4,574.4
Goodwill from acquisition	42.7	—	—	—	42.7
Currency translation adjustment	—	31.6	—	—	31.6
Balance, June 30, 2024
Goodwill (gross)	$2,303.8	$885.9	$1,355.3	$803.7	$5,348.7
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,694.7	$885.9	$1,355.3	$712.8	$4,648.7
NOTE 10 — INTANGIBLE ASSETS, NET

	June 30, 2024			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,622.9	$(1,045.8)	$1,577.1	$2,535.5	$(940.7)	$1,594.8
Trademarks, brands and licensing agreements	886.1	(336.2)	549.9	885.8	(301.3)	584.5
	3,509.0	(1,382.0)	2,127.0	3,421.3	(1,242.0)	2,179.3
Not subject to amortization:
Trademarks and brands	1,042.0	—	1,042.0	1,033.1	—	1,033.1
	$4,551.0	$(1,382.0)	$3,169.0	$4,454.4	$(1,242.0)	$3,212.4
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
At June 30, 2024, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts (the “FX contracts”) maturing in the next 12 months that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling; and
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced.
During the nine months ended June 30, 2024, the Company received cash proceeds of $5.2 in connection with the termination of its interest rate swap contracts with a $400.0 notional value.

During the nine months ended June 30, 2023, the Company paid $55.1 in connection with the termination of $849.3 notional value of its rate-lock swap contracts, of which $43.5 related to the termination of rate-lock swap contracts that contained other-than-insignificant financing elements and were reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows. The Company also paid $2.1 in connection with the termination of $332.6 notional value of its interest rate swap option, and received cash proceeds of $6.7 in connection with the termination of its interest rate swap contract with a $200.0 notional value.
The following table presents the notional amounts of derivative instruments held.

	June 30, 2024	September 30, 2023
Commodity and energy contracts	$200.8	$263.9
FX contracts	$3.7	$3.0
Interest rate swaps	$300.0	$700.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	June 30, 2024	September 30, 2023
Asset Derivatives:
Commodity and energy contracts	Prepaid expenses and other current assets	$2.9	$3.7
FX contracts	Prepaid expenses and other current assets	0.1	—
Interest rate swaps	Prepaid expenses and other current assets	3.6	10.6
Commodity and energy contracts	Other assets	2.1	—
Interest rate swaps	Other assets	2.4	11.3
		$11.1	$25.6

Liability Derivatives:
Commodity and energy contracts	Other current liabilities	$9.7	$16.1
		$9.7	$16.1
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended June 30,		Nine Months Ended June 30,
		2024	2023	2024	2023
Commodity and energy contracts	Cost of goods sold	$5.6	$15.8	$30.5	$30.1
FX contracts	Selling, general and administrative expenses	—	0.1	—	0.1
Interest rate swaps	(Income) expense on swaps, net	(3.1)	(17.1)	4.7	(20.4)
PHPC Warrants	Other income, net	—	(1.5)	—	(1.0)
At June 30, 2024 and September 30, 2023, the Company had pledged collateral of $9.3 and $23.4, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 12 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	June 30, 2024			September 30, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$15.5	$15.5	$—	$13.0	$13.0	$—
Derivative assets	11.1	—	11.1	25.6	—	25.6
	$26.6	$15.5	$11.1	$38.6	$13.0	$25.6
Liabilities:
Deferred compensation liabilities	$45.4	$—	$45.4	$36.8	$—	$36.8
Derivative liabilities	9.7	—	9.7	16.1	—	16.1
	$55.1	$—	$55.1	$52.9	$—	$52.9
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
Equity Securities and Other Fair Value Measurements
The Company uses the market approach to measure the fair value of its equity securities, which were immaterial as of both June 30, 2024 and September 30, 2023. The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond and the Revolving Credit Facility (as defined in Note 13) as of June 30, 2024 and September 30, 2023 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the municipal bond and the Revolving Credit Facility, was $5,904.7 and $5,491.5 as of June 30, 2024 and September 30, 2023, respectively, which included $632.8 and $572.6 related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 13 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheets are presented in the following table.

	June 30, 2024	September 30, 2023
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	980.6	1,049.7
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	939.9	939.9
5.75% senior notes maturing March 2027	—	459.3
6.25% senior secured notes maturing February 2032	1,000.0	—
Fourth Incremental Term Loan	—	400.0
Revolving Credit Facility	300.0	—
Municipal bond	4.2	5.3
	$6,420.1	$6,049.6
Less: Current portion of long-term debt	1.2	1.1
Debt issuance costs, net	45.6	42.0
Plus: Unamortized premium, net	24.5	32.5
Total long-term debt	$6,397.8	$6,039.0
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
The 6.25% senior notes and the related guarantees are secured by first-priority security interests, subject to permitted liens, in collateral that generally includes most of the Company’s and the subsidiary guarantors’ property except for real property and certain other excluded assets. The assets that secure the 6.25% senior notes also secure (and will continue to secure) the Credit Agreement (as defined below) on a pari passu basis.
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
As of both June 30, 2024 and September 30, 2023, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of June 30, 2024 or September 30, 2023. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both June 30, 2024 and September 30, 2023.
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
On February 20, 2024, the Company entered into a third amendment to the Credit Agreement (the “Third Amendment”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, Barclays Bank PLC (“Barclays”), as administrative agent under the Credit Agreement prior to the effective date of the Third Amendment, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent under the Credit Agreement from and after the effective date of the Third Amendment, the institutions constituting the 2024 Revolving Credit Lenders, the L/C Issuers and the Swing Line Lender (as

each such term is defined in the Third Amendment). The Company incurred $6.6 of financing fees in connection with the Third Amendment, which were deferred and are being amortized to interest expense over the remaining term of the Credit Agreement.
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
During the nine months ended June 30, 2024, the Company borrowed $645.0 and repaid $345.0 under the Revolving Credit Facility. There were no borrowings or repayments under the Revolving Credit Facility during the nine months ended June 30, 2023. As of June 30, 2024, the Revolving Credit Facility had outstanding borrowings of $300.0, outstanding letters of credit of $20.0 and an available borrowing capacity of $680.0. As of September 30, 2023, the Revolving Credit Facility had no outstanding borrowings, outstanding letters of credit of $19.7 and an available borrowing capacity of $730.3. As of June 30, 2024, the interest rate on the outstanding borrowings under the Revolving Credit Facility was 6.93%.
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

			Gain on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Principal Amount Exchanged	Debt Discounts (Received) / Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premiums
Three Months Ended June 30, 2024
4.50% senior notes	$18.0	$—	$(1.9)	$0.1	$—
Total	$18.0	$—	$(1.9)	$0.1	$—

Three Months Ended June 30, 2023
4.50% senior notes	$20.7	$—	$(3.0)	$0.1	$—
4.625% senior notes	29.3	—	(3.4)	0.2	(0.3)
Total	$50.0	$—	$(6.4)	$0.3	$(0.3)

Nine Months Ended June 30, 2024
4.50% senior notes	$69.1	$—	$(7.9)	$0.5	$—
5.75% senior notes	459.3	—	4.4	1.6	(4.6)
Municipal bond	1.1	—	—	—	—
Fourth Incremental Term Loan	400.0	—	—	1.4	—
Revolving Credit Facility	345.0	—	—	—	—
Total	$1,274.5	$—	$(3.5)	$3.5	$(4.6)

Nine Months Ended June 30, 2023
4.50% senior notes	$141.2	$—	$(19.9)	$1.1	$—
4.625% senior notes	29.3	—	(3.4)	0.2	(0.3)
Municipal bond	1.1	—	—	—	—
Third Incremental Term Loan	30.1	99.9	—	1.1	—
Total	$201.7	$99.9	$(23.3)	$2.4	$(0.3)
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio not to exceed 4.25:1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of June 30, 2024, the Company was in compliance with this financial covenant.
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
On February 16, 2024, the Company adopted the Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan (the “SERP”), an unfunded, non-qualified defined benefit retirement plan for certain management employees of the Company, including its named executive officers, that was effective on February 19, 2024. The SERP is a supplemental program that provides a cash balance benefit to each participant. The SERP participants were credited with an opening credit, based on years of past service with the Company, and accrue ongoing benefits with a pay credit equal to a percentage of certain of the participant’s annualized compensation. The Company recorded an initial projected benefit obligation of $8.3 related to the SERP during the second quarter of fiscal 2024, which was included in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets at June 30, 2024. Net periodic benefit costs related to the SERP during the three and nine months ended June 30, 2024 were immaterial.
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

	North America
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service cost	$0.7	$0.6	$1.7	$1.7
Interest cost	1.5	1.3	4.3	3.9
Expected return on plan assets	(2.0)	(1.9)	(6.1)	(5.7)
Recognized net actuarial gain	(0.1)	—	(0.3)	(0.1)
Recognized prior service cost	0.3	—	0.4	0.1
Net periodic benefit cost (income)	$0.4	$—	$—	$(0.1)

	Other International
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service cost	$0.1	$—	$0.2	$—
Interest cost	6.5	6.0	19.2	17.3
Expected return on plan assets	(8.8)	(7.9)	(26.0)	(22.9)
Recognized net actuarial loss	—	—	0.1	0.1
Recognized prior service cost	0.1	0.1	0.3	0.3
Net periodic benefit income	$(2.1)	$(1.8)	$(6.2)	$(5.2)

The following table presents the components of net periodic benefit cost (income) for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (income) were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.7	0.6	2.0	1.9
Recognized net actuarial gain	(0.3)	(0.1)	(0.8)	(0.4)
Recognized prior service credit	(0.2)	(1.2)	(0.5)	(3.5)
Net periodic benefit cost (income)	$0.3	$(0.6)	$0.9	$(1.8)
NOTE 16 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Shares repurchased	2.0	1.9	2.5	2.9
Average price per share (a)	$104.18	$86.64	$100.71	$86.91
Total share repurchase costs (b)	$209.7	$166.8	$254.5	$250.5
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 excluded $4.0 of repurchases of common stock that were accrued in the third quarter of fiscal 2024 but did not settle until July 2024 and $1.8 of accrued excise tax that had not been paid as of June 30, 2024. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 excluded $8.1 of repurchases of common stock that were accrued in the third quarter of fiscal 2023 but did not settle until July 2023.
In February 2024, the Company entered into a structured share repurchase arrangement, which consisted of purchased call options with a $0 strike price per option and written call options with a $99.45 strike price per option. The Company paid $50.0 of net premiums in connection with the contracts, which were included in “Payment for share repurchase contracts” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024. Upon settlement, the Company had the right to receive approximately 0.5 shares of Post common stock, to be settled in shares or cash, at the option of the Company. The contracts settled in May 2024, which resulted in the Company receiving cash proceeds of $50.9, which were included in “Proceeds from share repurchase contracts” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024.
NOTE 17 — SEGMENTS
At June 30, 2024, the Company managed and reported operating results through the following four reportable segments:
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
The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Sales
Post Consumer Brands	$1,008.1	$871.3	$3,062.2	$2,025.1
Weetabix	136.1	134.2	403.2	377.2
Foodservice	589.1	622.7	1,711.0	1,856.4
Refrigerated Retail	214.4	230.7	735.7	786.4
Eliminations and Corporate	—	0.5	0.5	0.5
Total	$1,947.7	$1,859.4	$5,912.6	$5,045.6
Segment Profit
Post Consumer Brands	$128.6	$83.0	$401.0	$237.8
Weetabix	24.1	17.9	63.2	58.8
Foodservice	89.6	107.7	229.8	264.9
Refrigerated Retail	5.1	18.0	63.1	57.2
Total segment profit	247.4	226.6	757.1	618.7
General corporate expenses and other	41.9	52.3	145.9	139.9
Interest expense, net	78.8	72.7	236.9	202.4
Gain on extinguishment of debt, net	(1.8)	(6.4)	(4.6)	(21.2)
(Income) expense on swaps, net	(3.1)	(17.1)	4.7	(20.4)
Earnings before income taxes and equity method loss	$131.6	$125.1	$374.2	$318.0
Net sales by product
Cereal	$677.5	$700.8	$2,039.3	$2,028.5
Eggs and egg products	542.2	591.1	1,582.0	1,769.2
Pet food	428.9	275.3	1,316.2	275.3
Side dishes (including potato products)	174.8	171.0	576.6	561.0
Cheese and dairy	39.9	42.9	129.9	143.9
Sausage	34.2	35.5	123.4	127.8
Peanut butter	28.8	20.0	83.5	74.9
Protein-based products	9.8	9.4	23.3	23.6
Other	11.6	13.4	38.4	42.2
Eliminations	—	—	—	(0.8)
Total	$1,947.7	$1,859.4	$5,912.6	$5,045.6
Depreciation and amortization
Post Consumer Brands	$52.5	$44.1	$153.7	$109.2
Weetabix	10.2	9.2	29.6	26.6
Foodservice	33.0	31.8	98.8	95.5
Refrigerated Retail	17.9	19.1	53.5	57.4
Total segment depreciation and amortization	113.6	104.2	335.6	288.7
Corporate	7.1	2.3	17.1	4.6
Total	$120.7	$106.5	$352.7	$293.3

Assets			June 30, 2024	September 30, 2023
Post Consumer Brands			$4,992.0	$4,782.2
Weetabix			1,831.1	1,737.8
Foodservice and Refrigerated Retail			4,867.1	4,921.6
Corporate			438.3	205.1
Total assets			$12,128.5	$11,646.7

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
At June 30, 2024, our reportable segments were as follows:
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
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, have been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•inflationary pressures on input costs across all segments of our business. During fiscal 2023, input cost inflation put downward pressures on our profit margins, which we largely mitigated through pricing actions across all segments, cost savings measures and hedging programs. During fiscal 2024, inflationary pressures on certain input costs have eased, while other input costs have continued to face inflationary pressures, and we expect this trend to continue during the remainder of fiscal 2024; and
•outbreaks of avian influenza, which impacted our Foodservice and Refrigerated Retail segments. During fiscal 2023, we incurred increased costs as a result of outbreaks, which were mitigated through management of volume needs with customers and pricing actions. During fiscal 2024, we experienced additional outbreaks of avian influenza; however, the impact to our results of operations during the three and nine months ended June 30, 2024 were not material. The impact from these outbreaks, or further outbreaks in the future, could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$1,947.7	$1,859.4	$88.3	5%	$5,912.6	$5,045.6	$867.0	17%

Operating Profit	$203.2	$158.3	$44.9	28%	$602.6	$445.9	$156.7	35%
Interest expense, net	78.8	72.7	6.1	8%	236.9	202.4	34.5	17%
Gain on extinguishment of debt, net	(1.8)	(6.4)	4.6	72%	(4.6)	(21.2)	16.6	78%
(Income) expense on swaps, net	(3.1)	(17.1)	14.0	(82)%	4.7	(20.4)	25.1	123%
Other income, net	(2.3)	(16.0)	13.7	86%	(8.6)	(32.9)	24.3	74%
Income tax expense	31.7	26.8	4.9	18%	88.8	70.4	18.4	26%
Equity method loss, net of tax	—	—	—	n/a	0.1	0.2	(0.1)	(50)%
Less: Net earnings attributable to noncontrolling interests	0.1	8.7	(8.6)	(99)%	0.2	11.8	(11.6)	(98)%
Net Earnings	$99.8	$89.6	$10.2	11%	$285.1	$235.6	$49.5	21%
Net Sales
Net sales increased $88.3 million, or 5%, during the three months ended June 30, 2024, when compared to the prior year period, as a result of higher net sales in our Post Consumer Brands and Weetabix segments, partially offset by lower net sales within our Foodservice and Refrigerated Retail segments.
Net sales increased $867.0 million, or 17%, during the nine months ended June 30, 2024, when compared to the prior year period, as a result of higher net sales in our Post Consumer Brands and Weetabix segments, partially offset by lower net sales within our Foodservice and Refrigerated Retail segments.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $44.9 million, or 28%, during the three months ended June 30, 2024, when compared to the prior year period, primarily driven by higher segment profit within our Post Consumer Brands and Weetabix segments and lower general corporate expenses, partially offset by lower segment profit within our Foodservice and Refrigerated Retail segments.
Operating profit increased $156.7 million, or 35%, during the nine months ended June 30, 2024, when compared to the prior year period, primarily driven by higher segment profit within our Post Consumer Brands, Refrigerated Retail and Weetabix segments, partially offset by lower segment profit within our Foodservice segment and higher general corporate expenses.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $6.1 million, or 8%, during the three months ended June 30, 2024, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.1% and 5.0% for the three months ended June 30, 2024 and 2023, respectively.
Interest expense, net increased $34.5 million, or 17%, during the nine months ended June 30, 2024, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt, a higher weighted-average interest rate and lower interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.1% and 4.9% for the nine months ended June 30, 2024 and 2023, respectively.
For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Gain on Extinguishment of Debt, Net
Fiscal 2024
During the three months ended June 30, 2024, we recognized a net gain of $1.8 million related to the partial repurchase of our 4.50% senior notes. The net gain included debt discounts received of $1.9 million, partially offset by the write-off of debt issuance costs of $0.1 million.
During the nine months ended June 30, 2024, we recognized a net gain of $4.6 million related to the repayment of our Fourth Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section), the redemption of our 5.75% senior notes and the partial repurchase of our 4.50% senior notes. The net gain included the write-off of unamortized premiums of $4.6 million and net discounts received of $3.5 million, partially offset by the write-off of debt issuance costs of $3.5 million.
Fiscal 2023
During the three months ended June 30, 2023, we recognized a net gain of $6.4 million related to the partial repurchase of our 4.50% and 4.625% senior notes. The net gain included debt discounts received of $6.4 million and the write-off of unamortized premiums of $0.3 million, partially offset by the write-off of debt issuance costs of $0.3 million.
During the nine months ended June 30, 2023, we recognized a net gain of $21.2 million primarily related to the partial repurchase of our 4.50% and 4.625% senior notes. The net gain included debt discounts received of $23.3 million and the write-off of unamortized premiums of $0.3 million, partially offset by the write-off of debt issuance costs of $1.3 million related to our 4.50% and 4.625% senior notes and $1.1 million related to an incremental term loan under our Credit Agreement (as defined in “Liquidity and Capital Resources” within this section) pursuant to Joinder Agreement No. 3 (the “Third Incremental Term Loan”).
For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
(Income) Expense on Swaps, Net
During the three and nine months ended June 30, 2024, we recognized (income) expense on swaps, net of $(3.1) million and $4.7 million, respectively, related to mark-to-market adjustments on our interest rate swaps.
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
Income Tax Expense
The effective income tax rate was 24.1% and 23.7% for the three and nine months ended June 30, 2024, respectively, and 21.4% and 22.1% for the three and nine months ended June 30, 2023, respectively.
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
Post Consumer Brands

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$1,008.1	$871.3	$136.8	16%	$3,062.2	$2,025.1	$1,037.1	51%
Segment Profit	$128.6	$83.0	$45.6	55%	$401.0	$237.8	$163.2	69%
Segment Profit Margin	13%	10%			13%	12%
Net sales for the Post Consumer Brands segment increased $136.8 million, or 16%, for the three months ended June 30, 2024, when compared to the prior year period. The increase in net sales was primarily driven by the inclusion of one incremental month of Pet Food net sales of $130.1 million and three months of Perfection net sales of $62.1 million. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases taken to mitigate inflation. Volumes increased 24%, primarily driven by the inclusion of one incremental month of Pet Food and three months of Perfection, partially offset by volume decreases in branded and non-retail cereal.
Net sales for the Post Consumer Brands segment increased $1,037.1 million, or 51%, for the nine months ended June 30,

2024, when compared to the prior year period. The increase in net sales was primarily driven by the inclusion of seven incremental months of Pet Food net sales of $932.8 million and seven months of Perfection net sales of $146.7 million. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases taken to mitigate inflation. Volumes increased 88%, primarily driven by the inclusion of seven incremental months of Pet Food and seven months of Perfection, partially offset by volume decreases in branded and non-retail cereal.
Segment profit for the three months ended June 30, 2024 increased $45.6 million, or 55%, when compared to the prior year period. The increase in segment profit was primarily driven by higher net sales, as previously discussed, partially offset by higher product costs. The increase in product costs was primarily driven by the inclusion of one month of incremental costs attributable to Pet Food of $87.6 million and three months of costs attributable to Perfection of $51.8 million, partially offset by lower raw material costs of $7.6 million and lower freight costs of $4.3 million. In addition, warehousing costs, advertising and consumer spending and amortization expense increased compared to the prior year period, primarily due to the inclusion of one incremental month of Pet Food results and three months of Perfection results.
Segment profit for the nine months ended June 30, 2024 increased $163.2 million, or 69%, when compared to the prior year period. The increase in segment profit was primarily driven by higher net sales, as previously discussed, partially offset by higher product costs. The increase in product costs was primarily driven by the inclusion of seven months of incremental costs attributable to Pet Food of $661.7 million and seven months of costs attributable to Perfection of $124.0 million, partially offset by lower freight costs of $21.0 million. In addition, warehousing costs, advertising and consumer spending and amortization expense increased compared to the prior year period, primarily due to the inclusion of seven incremental months of Pet Food results and seven months of Perfection results.
Weetabix

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$136.1	$134.2	$1.9	1%	$403.2	$377.2	$26.0	7%
Segment Profit	$24.1	$17.9	$6.2	35%	$63.2	$58.8	$4.4	7%
Segment Profit Margin	18%	13%			16%	16%
Net sales for the Weetabix segment increased $1.9 million, or 1%, for the three months ended June 30, 2024, when compared to the prior year period. The increase in net sales was primarily driven by the inclusion of three months of Deeside net sales of $7.5 million and a favorable foreign currency exchange impact of $1.0 million. Volumes increased 1%, primarily driven by the inclusion of three months of Deeside, partially offset by volume decreases in branded products.
Net sales for the Weetabix segment increased $26.0 million, or 7%, for the nine months ended June 30, 2024, when compared to the prior year period. The increase in net sales was primarily driven by the inclusion of seven months of Deeside net sales of $17.0 million and a favorable foreign currency exchange impact of $13.4 million. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases. Volumes increased 13%, primarily driven by the inclusion of seven months of Deeside and volume increases in private label products, partially offset by volume decreases in branded products.
Segment profit for the three months ended June 30, 2024 increased $6.2 million, or 35%, when compared to the prior year period. This increase was primarily driven by lower raw material and manufacturing costs of $6.7 million, partially offset by higher advertising and consumer spending of $2.5 million.
Segment profit for the nine months ended June 30, 2024 increased $4.4 million, or 7%, when compared to the prior year period. This increase was primarily driven by lower raw material and manufacturing costs of $4.9 million and a favorable foreign currency exchange impact of $2.2 million, partially offset by higher advertising and consumer spending of $4.0 million.

Foodservice

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$589.1	$622.7	$(33.6)	(5)%	$1,711.0	$1,856.4	$(145.4)	(8)%
Segment Profit	$89.6	$107.7	$(18.1)	(17)%	$229.8	$264.9	$(35.1)	(13)%
Segment Profit Margin	15%	17%			13%	14%
Net sales for the Foodservice segment decreased $33.6 million, or 5%, for the three months ended June 30, 2024, when compared to the prior year period. Egg product sales were down $39.0 million, or 7%, driven by lower average net selling prices due to a reduction in avian influenza pricing and the pass-through of lower grain and egg market prices, partially offset by favorable product mix and volume increases of 1% as a result of distribution gains. Sales of side dishes were up $5.0 million, or 8%, driven by the annualization of prior year price increases taken to mitigate inflation and volume increases of 1% as a result of distribution gains. Sales of other products were up $0.4 million.
Net sales for the Foodservice segment decreased $145.4 million, or 8%, for the nine months ended June 30, 2024, when compared to the prior year period. Egg product sales were down $152.6 million, or 9%, on flat volumes, driven by lower average net selling prices due to a reduction in avian influenza pricing and the pass-through of lower grain and egg market prices, partially offset by favorable product mix. Sales of side dishes were up $10.0 million, or 5%, driven by the annualization of prior year price increases taken to mitigate inflation and volume increases of 2% as a result of distribution gains. Sales of other products were down $2.8 million.
Segment profit for the three months ended June 30, 2024 decreased $18.1 million, or 17%, when compared to the prior year period, driven by lower net sales, as previously discussed, and higher manufacturing costs of $6.6 million. These negative impacts were partially offset by lower raw material costs of $26.0 million, primarily due to favorable grain and egg market prices compared to the prior year period, and lower freight costs of $5.3 million.
Segment profit for the nine months ended June 30, 2024 decreased $35.1 million, or 13%, when compared to the prior year period, driven by lower net sales, as previously discussed, higher manufacturing costs of $27.7 million and higher warehousing costs of $5.9 million. These negative impacts were partially offset by lower raw material costs of $146.4 million, primarily due to favorable grain and egg market prices compared to the prior year period, and lower freight costs of $19.9 million.
Refrigerated Retail

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
Net Sales	$214.4	$230.7	$(16.3)	(7)%	$735.7	$786.4	$(50.7)	(6)%
Segment Profit	$5.1	$18.0	$(12.9)	(72)%	$63.1	$57.2	$5.9	10%
Segment Profit Margin	2%	8%			9%	7%
Net sales for the Refrigerated Retail segment decreased $16.3 million, or 7%, for the three months ended June 30, 2024, when compared to the prior year period, primarily driven by lower average net selling prices due to increased promotional spending across all product categories. Egg product sales were down $9.9 million, or 23%, on 10% lower volumes due to distribution losses and were incrementally impacted by unfavorable product mix. Cheese and other dairy product sales decreased $3.0 million, or 7%, on 6% lower volumes due to distribution losses. Sales of side dishes decreased $1.3 million, or 1%, on volume increases of 5% due to increased promotional activities. Sausage sales were flat on 5% higher volumes, due to increased promotional activities, and were incrementally impacted by unfavorable customer mix. Sales of all other products were down $2.1 million driven by the exit of certain low-margin products.
Net sales for the Refrigerated Retail segment decreased $50.7 million, or 6%, for the nine months ended June 30, 2024, when compared to the prior year period, primarily driven by lower average net selling prices due to increased promotional spending in side dishes, egg and sausage. Egg product sales were down $34.6 million, or 24%, on 13% lower volumes due to distribution losses and were incrementally impacted by unfavorable product mix. Cheese and other dairy product sales decreased $14.0 million, or 10%, on 9% lower volumes due to distribution losses. Sausage sales decreased $0.7 million, or 1%, and were incrementally impacted by unfavorable customer mix, partially offset by volume increases of 4% due to increased promotional activities. Sales of side dishes increased $5.6 million, or 2%, driven by 1% higher volumes due to distribution gains, increased promotional activities and higher average net selling prices due to the annualization of prior year price increases taken to mitigate input cost inflation. Sales of all other products were down $7.0 million driven by the exit of certain low-margin products.
Segment profit for the three months ended June 30, 2024 decreased $12.9 million, or 72%, when compared to the prior year period, driven by lower net sales, as previously discussed, higher advertising and consumer spending of $1.5 million and higher raw materials costs of $1.2 million. These negative impacts were partially offset by lower manufacturing costs of $1.2 million.
Segment profit for the nine months ended June 30, 2024 increased $5.9 million, or 10%, when compared to the prior year period, driven by lower manufacturing costs of $16.1 million, lower raw material costs of $10.8 million and lower freight costs of $2.5 million. These positive impacts were partially offset by lower net sales, as previously discussed, and higher advertising and consumer spending of $3.2 million.
General Corporate Expenses and Other

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2024	2023	$	%	2024	2023	$	%
General corporate expenses and other	$41.9	$52.3	$(10.4)	(20)%	$145.9	$139.9	$6.0	4%
General corporate expenses and other decreased $10.4 million, or 20%, for the three months ended June 30, 2024, when compared to the prior year period. This decrease was driven by decreased acquisition-related costs of $13.1 million, primarily due to lapping Pet Food acquisition costs in the prior year, and increased net gains related to mark-to-market adjustments on economic hedges of $11.8 million (compared to net losses in the prior year period). These positive impacts were partially offset by lapping a prior year gain related to the write-off of deferred underwriting commissions of $10.7 million and increased restructuring and facility closure costs (including accelerated depreciation) of $2.3 million primarily related to our Post Consumer Brands segment.
General corporate expenses and other increased $6.0 million, or 4%, for the nine months ended June 30, 2024, when compared to the prior year period. This increase was driven by increased restructuring and facility closure costs (including accelerated depreciation) of $19.4 million primarily related to our Post Consumer Brands segment, decreased net gains related to mark-to-market adjustments on equity securities of $11.2 million, lapping a prior year gain related to the write-off of deferred underwriting commissions of $10.7 million and higher employee-related expenses of $6.8 million. These negative impacts were partially offset by increased net gains related to mark-to-market adjustments on economic hedges of $25.0 million (compared to net losses in the prior year period), decreased acquisition-related costs of $13.3 million primarily due to lapping Pet Food acquisition costs in the prior year and a gain on bargain purchase of $5.8 million related to our Deeside acquisition.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the nine months ended June 30, 2024 (for additional information, see Notes 13 and 16 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$1,000.0 million principal value issued of 6.25% senior secured notes (the “6.25% senior notes”);
•entered into a third amendment to our second amended and restated credit agreement dated March 18, 2020 (the “Credit Agreement” and such amendment, the “Third Amendment”), which replaced our previous revolving credit facility in an aggregate principal amount of $750.0 million (the “Old Revolving Credit Facility”), with a new revolving credit facility in an aggregate principal amount of $1,000.0 million (the “New Revolving Credit Facility”), and extended the maturity date of the New Revolving Credit Facility to February 20, 2029, provided that certain criteria are met;
•$645.0 million borrowed under our Revolving Credit Facility, which such term refers to our Old Revolving Credit Facility prior to the Third Amendment and our New Revolving Credit Facility subsequent to the Third Amendment;
•$345.0 million repaid under our Revolving Credit Facility;
•$459.3 million principal value of our 5.75% senior notes redeemed at a premium of $4.4 million;
•$69.1 million principal value of our 4.50% senior notes repurchased at a discount of $7.9 million;
•$400.0 million principal value repaid on our fourth incremental term loan under our Credit Agreement (the “Fourth Incremental Term Loan”);
•2.5 million shares of our common stock repurchased at an average share price of $100.71 per share and at a total cost, including accrued excise tax and broker’s commissions, of $254.5 million; and

•$50.0 million paid and $50.9 million received related to a structured share repurchase contract.
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
Our senior notes, other than our 6.25% senior notes, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized wholly-owned domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). Our 6.25% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement or certain of our other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). These guarantees are subject to release in certain circumstances.
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
The following table presents select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2024	2023
Cash provided by (used in):
Operating activities	$696.3	$480.5
Investing activities	(538.3)	(567.9)
Financing activities	66.7	(279.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.9	3.8
Net increase (decrease) in cash, cash equivalents and restricted cash	$226.6	$(363.3)

Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2024 increased $215.8 million compared to the prior year period. This increase was primarily driven by lapping inventory cash outflows in the prior year period within our Post Consumer Brands and Foodservice segments, cash inflows related to fluctuations in timing of purchases and payments of trade payables within our Post Consumer Brands and Refrigerated Retail segments and increased net cash receipts on our interest rate swaps of $17.3 million. These positive impacts were partially offset by higher interest payments of $8.8 million and higher tax payments of $32.4 million.
Investing Activities
Nine months ended June 30, 2024
Cash used in investing activities for the nine months ended June 30, 2024 was $538.3 million, primarily driven by net cash payments of $248.1 million related to the Perfection and Deeside acquisitions and capital expenditures of $290.3 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
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
Financing Activities
Nine months ended June 30, 2024
Cash provided by financing activities for the nine months ended June 30, 2024 was $66.7 million. We received proceeds of $1,000.0 million from the issuance of our 6.25% senior notes and $645.0 million from borrowings under our Revolving Credit Facility. In addition, we received net proceeds of $0.9 million related to our structured share repurchase contract. We redeemed $459.3 million principal value of our 5.75% senior notes, repaid $69.1 million principal value of our 4.50% senior notes (net of $7.9 million of discounts), repaid $400.0 million principal value of our Fourth Incremental Term Loan, repaid $345.0 million under our Revolving Credit Facility and repaid $1.1 million principal value of our municipal bond, which resulted in total net repayments of debt of $1,266.6 million. We paid $248.7 million, including broker’s commissions, for the repurchase of shares of our common stock. In addition, we paid $19.9 million of debt issuance costs and deferred financing fees in connection with the issuance of our 6.25% senior notes and entry into the Third Amendment and $4.4 million of debt premiums related to the redemption of our 5.75% senior notes.
Nine months ended June 30, 2023
Cash used in financing activities for the nine months ended June 30, 2023 was $279.7 million. We received proceeds of $400.0 million and $130.0 million from our Fourth Incremental Term Loan and our Third Incremental Term Loan, respectively. The Third Incremental Term Loan was partially repaid through a debt-for-equity exchange of the remaining shares of BellRing Brands, Inc. (“BellRing”) common stock we held from our previous transactions related to the distribution of a portion of our interest in BellRing, and the remaining principal balance of $30.1 million was repaid using cash on hand. In addition, we repaid $170.5 million principal value of our 4.50% and 4.625% senior notes (net of $23.3 million of discounts) and $1.1 million principal value of our municipal bond, which resulted in total net repayments of debt of $178.4 million. We distributed $312.5 million to PHPC public stockholders in connection with the PHPC Redemption. We paid $242.4 million, including broker’s commissions, for the repurchase of shares of our common stock and $43.5 million related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of June 30, 2024, we were in compliance with this financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.
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
•our and our customers’ ability to compete in our respective product categories, including the success of pricing, advertising and promotional programs and the ability to anticipate and respond to changes in consumer and customer preferences and behaviors;
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million and $5 million as of June 30, 2024 and September 30, 2023, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of both June 30, 2024 and September 30, 2023, a hypothetical 10% change in the expected Euro-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by an immaterial amount.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of June 30, 2024, the Company had outstanding principal value of indebtedness of $6,420.1 million related to its senior notes, borrowings outstanding under its Revolving Credit Facility and a municipal bond. At June 30, 2024, the Company’s

Revolving Credit Facility had available borrowing capacity of $680.0 million. Of the total $6,420.1 million of outstanding indebtedness, $6,115.9 million bore interest at a weighted-average fixed interest rate of 5.0%. As of September 30, 2023, the Company had principal value of indebtedness of $6,049.6 million related to its senior notes, the Fourth Incremental Term Loan and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $730.3 million. Of the total $6,049.6 million of outstanding indebtedness, $5,644.3 million bore interest at a weighted-average fixed interest rate of 4.8%.
As of June 30, 2024 and September 30, 2023, the fair value of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility and the municipal bond, was $5,904.7 million and $5,491.5 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $114 million and $112 million as of June 30, 2024 and September 30, 2023, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and nine months ended June 30, 2024 and 2023.
For additional information regarding the Company’s debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of June 30, 2024 and September 30, 2023, the Company had interest rate swaps with a notional value of $300.0 million and $700.0 million, respectively. A hypothetical 10% increase in interest rates would have decreased the fair value of the interest rate swaps by approximately $10 million and $15 million as of June 30, 2024 and September 30, 2023, respectively.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s Perfection acquisition completed in fiscal 2024, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. Based on management’s evaluation, there were no other significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2024 - April 30, 2024	139,610	$101.87	139,610	$377,779,563
May 1, 2024 - May 31, 2024	1,002,851	$105.61	1,002,851	$271,869,893
June 1, 2024 - June 30, 2024	853,149	$102.88	853,149	$184,097,964
Total	1,995,610	$104.18	1,995,610	$184,097,964
(a)Does not include accrued excise tax or broker’s commissions.
(b)On January 30, 2024, our Board of Directors approved an authorization to repurchase up to $400.0 million of shares of our common stock effective February 5, 2024 (the “Existing Authorization”). The Existing Authorization had an expiration date of February 5, 2026. On July 30, 2024, our Board of Directors cancelled the Existing Authorization effective August 4, 2024 and approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective August 5, 2024 (the “New Authorization”). The New Authorization has an expiration date of August 5, 2026. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. The table above shows the approximate dollar value of shares that could have been repurchased under the Existing Authorization.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.1	Restatement of Previously Amended and Restated Articles of Incorporation of Post Holdings, Inc., effective July 23, 2024

3.2	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2024)

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

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2024

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2024

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2024

Exhibit No.	Description
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibit or schedule upon request by the SEC.
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

POST HOLDINGS, INC.
Date:	August 2, 2024	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)