Form 10-K
period 2024-09-30
Post Holdings, Inc.
filed 2024-11-15
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes   ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,813,667,449.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 11, 2024: 58,453,277

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2024, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from the forward-looking statements in this report. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•disruptions or inefficiencies in our supply chain, inflation, labor shortages, public health crises, climatic events, highly pathogenic avian influenza and other agricultural diseases and pests, fires and other events beyond our control;
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
•our ability to hire and retain talented personnel, increases in labor-related costs, employee safety, labor strikes, work stoppages, unionization efforts and other labor disruptions;
•our high leverage, our ability to obtain additional financing and service our outstanding debt (including covenants restricting the operation of our businesses) and a potential downgrade in our credit ratings;
•our ability to successfully implement business strategies to reduce costs;
•our reliance on third parties and others for the manufacture of many of our products;
•costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents, information security breaches or enterprise resource planning system implementations;
•allegations that our products cause injury or illness, product recalls and withdrawals, product liability claims and other related litigation;
•compliance with existing and changing laws and regulations;
•the impact of litigation;
•our ability to successfully integrate the pet food assets and operations acquired in April 2023 (“Pet Food”) and December 2023 (“Perfection”), deliver on the expected financial contribution, cost savings and synergies from these acquisitions and maintain relationships with employees, customers and suppliers for the acquired businesses, while maintaining focus on our pre-acquisition businesses;
•our ability to identify, complete and integrate or otherwise effectively execute acquisitions or other strategic transactions;
•the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;
•the success of new product introductions;
•differences in our actual operating results from any of our guidance regarding our future performance;
•impairment in the carrying value of goodwill, other intangibles or long-lived assets;
•risks associated with our international businesses;
•business disruption or other losses from changes in governmental administrations, political instability, terrorism, war or armed hostilities or geopolitical tensions;
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

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, including business and operating risks, industry risks, strategic risks, financial risks, legal, regulatory and sustainability risks and certain general risks, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:
•Disruption of our supply chain could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
•Agricultural diseases or pests could harm our businesses, financial condition, results of operations and cash flows.
•Deterioration of general macroeconomic conditions could harm our businesses, financial condition, results of operations and cash flows.
•Increased costs for our inputs, including ingredients, packaging, energy or other supplies, or limited availability of such inputs, could negatively impact our businesses, financial condition, results of operations and cash flows.
•We operate in categories with strong competition.
•We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
•Measures taken to offset the impact of adverse macroeconomic conditions to maintain our profitability, including increasing prices or decreasing product sizes, may be ineffective, inadequate or unavailable or may otherwise adversely affect our businesses, financial condition, results of operations and cash flows.
•We may not be able to operate successfully if we lose the services of key employees or are unable to recruit, hire, retain and develop a qualified workforce.
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
•We are dependent upon third parties and others for the supply of materials for and the manufacture of many of our products, some of which are supplied or manufactured by a single party or at a single location. Our businesses could suffer as a result of a party’s inability to supply materials for our products or produce our products for us on time or to our specifications.
•Damage to our reputation could adversely impact our businesses, financial condition, results of operations and cash flows.
•Unforeseen complexity in planned systems modernizations and upgrades, including the design or implementation of certain new enterprise resource planning systems, could adversely impact our businesses and operations.
•Technology failures or cybersecurity incidents could disrupt our operations and negatively impact our businesses.
•United States and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our third-party suppliers, manufacturers, customers or distributors or financial institutions.
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
•We may encounter difficulties as we continue to integrate the Pet Food operations and the assets from the Perfection acquisition, which may adversely impact us and our ability to realize the anticipated benefits of the acquisitions.
•Our business strategy depends upon us identifying and completing additional acquisitions and other strategic transactions. We may not be able to successfully consummate favorable strategic transactions in the future. Our corporate development activities also may have an adverse impact on our businesses, financial condition, results of operations and cash flows.
•We may experience difficulties in integrating acquired businesses, or acquisitions may not perform as expected. In addition, any equity investments we hold or make in the future may subject us to additional risks.
•Our Post Consumer Brands and Weetabix segments operate in the mature ready-to-eat cereal category, and the weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
•The loss of, a significant reduction of purchases by or the bankruptcy of a major customer may adversely affect our businesses, financial condition, results of operations and cash flows. In addition, consolidation of our customer base, as well as competitive, economic and other pressures facing our customers, may negatively impact our volumes or profit margins.
•Actual operating results may differ significantly from our guidance and forward-looking statements.
•Impairment in the carrying value of intangible assets or long-lived assets could negatively impact our financial condition and results of operations. If our goodwill, other intangible assets or long-lived assets become impaired, we will be required to record impairment charges, which may be significant.
•Increases in labor-related costs, including the costs of medical and other employee health and welfare benefits, may reduce our profitability.
•Labor strikes or work stoppages by our employees could harm our businesses.
•Our international operations subject us to additional risks.
•Changes in governmental administrations, national or international disputes, political instability, terrorism, war or armed hostilities may cause damage or disruption to us and our employees, facilities, suppliers, customers and information systems and could adversely affect our businesses, financial condition, results of operations and cash flows.
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
Post is a Missouri corporation incorporated on September 22, 2011. On February 3, 2012, Post completed its legal separation via a tax free spin-off from its former parent company. On February 6, 2012, Post common stock began trading on the New York Stock Exchange under the ticker symbol “POST”.
We operate in four reportable segments:
•Post Consumer Brands: Includes branded and private label ready-to-eat (“RTE”) cereals from the businesses of Post Foods, LLC, MOM Brands Company, LLC, which Post acquired in May 2015, Weetabix North America, which Post acquired as part of its acquisition of Weetabix Limited in July 2017 referred to below, and certain private label RTE cereal operations, which Post acquired in June 2021, peanut butter under the Peter Pan brand, which Post acquired in January 2021, and branded and private label pet food, the brands and operations of which Post acquired in April 2023 (“Pet Food”) and in December 2023 (“Perfection”);
•Weetabix: Includes the businesses of Weetabix Limited, which Post acquired in July 2017 and which produces and distributes branded and private label RTE cereal, hot cereals and other cereal-based food products and muesli primarily outside of North America, Lacka Foods Limited, which Post acquired in April 2022 and which distributes and markets protein-based shakes under the UFIT brand primarily in the United Kingdom (the “U.K.”), and Deeside Cereals I Ltd, which Post acquired in December 2023 and which produces private label cereals;
•Foodservice: Includes primarily egg and potato products in the foodservice and food ingredient channels from the businesses of MFI Holding Corporation (“Michael Foods”), which Post acquired in June 2014, National Pasteurized Eggs, Inc. (“NPE”), which Post acquired in October 2016, Bob Evans Farms, Inc. (“Bob Evans”), which Post acquired in January 2018, Henningsen Foods, Inc., which Post acquired in July 2020, and Almark Foods (“Almark”), which Post acquired in February 2021; and
•Refrigerated Retail: Provides refrigerated retail products, inclusive of side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated food products, from the businesses of Bob Evans, Michael Foods, including the business of Crystal Farms Dairy Company, which Post acquired as a part of its acquisition of Michael Foods in June 2014, NPE and Almark, as well as the Egg Beaters brand, which Post acquired in May 2021.
For additional information regarding our reportable segments, refer to Note 22 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Recent Strategic Transactions
Post Holdings Partnering Corporation
In May and June 2021, Post facilitated the initial public offering of Post Holdings Partnering Corporation (“PHPC,” and such transaction, the “PHPC IPO”), a special purpose acquisition company, as well as a private sale of PHPC securities. Certain proceeds from the PHPC IPO and certain proceeds from the private sale of PHPC securities were deposited in a trust account for the benefit of PHPC’s public stockholders, and Post, through a wholly-owned subsidiary, owned PHPC securities and had certain governance and other rights in PHPC. Under the terms of the PHPC IPO, PHPC was required to consummate a partnering transaction by May 28, 2023, which date could have been extended to August 28, 2023 in certain circumstances. PHPC did not complete a partnering transaction within the required time and, in May 2023, redeemed its public shares using funds deposited in the trust account (the “PHPC Redemption”). PHPC subsequently dissolved. For additional information regarding the PHPC IPO, the PHPC Redemption and related transactions, refer to Note 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
BellRing Brands, Inc.
In October 2019, Post completed the initial public offering of a minority interest in the holding company for Post’s historical active nutrition business (the “BellRing IPO”). In March 2022, Post distributed to its shareholders approximately 80% of its remaining interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing,” and such distribution, the “BellRing Distribution”), and subsequently, in August and November 2022, Post engaged in a series of transactions to divest its remaining ownership interest in BellRing. As of November 2022, Post did not hold an ownership interest in BellRing. For additional information regarding the BellRing Distribution and Post’s divestitures of its remaining interest in BellRing, refer to Notes 1, 4, 5 and 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report. Also refer to “Risk Factors” in Item 1A of this report for a discussion of certain risks related to the BellRing transactions.
8th Avenue
In October 2018, 8th Avenue was separately capitalized by Post and third parties through a series of transactions (the “8th Avenue Formation Transactions”), and 8th Avenue became the holding company for Post’s private brand food products business. After completion of the 8th Avenue Formation Transactions, Post retained 60.5% of the common equity in 8th Avenue, which, since October 1, 2018, has been accounted for using the equity method. Our investment in 8th Avenue was zero at September 30, 2024. For additional information regarding 8th Avenue, refer to Note 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report. 8th Avenue primarily manufactures and distributes pasta, dried fruit and nut products, granola and private label peanut and other nut butters, including as a third-party manufacturer for Post’s Peter Pan peanut butter brand.
Our Business Model
We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Since our formation, we have expanded and established new platforms through numerous acquisitions. Our acquisition strategy has focused on businesses with product offerings that can strengthen our current portfolio, enable us to expand into complementary categories, geographic regions or distribution channels or provide diversification of cash flows in similar channels. In addition to acquisitions, we also have pursued and completed other types of strategic transactions. For example, we separately capitalized 8th Avenue with third parties in fiscal 2019; divested our interest in BellRing through a series of transactions, including the BellRing IPO in fiscal 2020, the BellRing Distribution in fiscal 2022 and divestitures of our remaining interest in BellRing in fiscal 2022 and fiscal 2023; facilitated the PHPC IPO in fiscal 2021 and subsequent dissolution of PHPC in fiscal 2023 and completed other divestitures from time to time.
Our Businesses
Post Consumer Brands
Our Post Consumer Brands segment manufactures, markets and sells a portfolio of branded and private label human and pet food products, primarily in the RTE cereal, hot cereal, peanut butter and dog and cat food categories predominantly in North America. Post Consumer Brands’s core brands include the RTE cereal brands of Honey Bunches of Oats, Pebbles and Malt-O-Meal, the Nutrish, 9Lives and Kibbles ’n Bits pet food brands and the Peter Pan peanut butter brand. Post Consumer Brands’s products are primarily manufactured through a flexible production platform at fourteen owned facilities in the United States (the “U.S.”) and Canada; our Peter Pan peanut butters are primarily manufactured by 8th Avenue.
Weetabix
Our Weetabix segment primarily markets and distributes branded and private label RTE cereal products. Weetabix is a leading manufacturer in the U.K. breakfast cereals category, with its core brands being Weetabix and Alpen. Weetabix also markets and distributes hot cereals, protein-based shakes and nutritional snacks. Weetabix’s products are primarily manufactured at four owned manufacturing facilities in the U.K. Some of its RTE cereals and muesli also are manufactured in Africa through two joint ventures, each of which owns a manufacturing facility. Weetabix’s main markets are the U.K. and the Republic of Ireland. Weetabix distributes products to multiple countries throughout the world mainly through a network of third-party distributors in the respective markets. Weetabix’s protein-based shakes and nutritional snacks are co-manufactured in the European Union (the “E.U.”) and distributed in the U.K. through a network of large retail outlets.
Foodservice
Through our Foodservice segment, we primarily produce and distribute egg and potato products in the foodservice and food ingredient channels. We provide a broad portfolio of egg products under several brands, with the primary brands being Papetti’s and Abbotsford Farms, and potato products. Our Foodservice segment also manufactures certain meat products. Our operations include thirteen egg products production facilities in the U.S., some of which are fully integrated from the maintenance of laying flocks through the processing of egg products, three potato processing facilities and two meat products processing and production facilities. Several of these production facilities also produce products for our Refrigerated Retail segment. In addition, our Foodservice segment has a manufacturing facility in West Jefferson, Ohio, which manufactures ready-to-drink shakes as a third-party manufacturer for BellRing.

Refrigerated Retail
Through our Refrigerated Retail segment, we produce and distribute side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated food products to retail customers. Our refrigerated side dish, potato and sausage products are sold primarily under the Bob Evans, Bob Evans Farms and Simply Potatoes brands. We sell private label egg products as well as branded egg products primarily under the Bob Evans Egg Whites and Egg Beaters brands. Our cheese and other dairy case products are sold principally under the Crystal Farms brand. Our products are manufactured across ten facilities, three of which are egg products processing facilities and two of which are potato processing facilities previously referenced under the Foodservice segment discussion. In addition, our Egg Beaters products are manufactured under a co-manufacturing agreement at a third-party facility, and we also use third-party manufacturers for many of our cheese products and certain of our potato side dish and sausage products.
Products
Cereal sold by our Post Consumer Brands and Weetabix segments together accounted for 34.8% of our consolidated net sales for fiscal 2024. Eggs and egg products sold by our Foodservice and Refrigerated Retail segments together accounted for 26.8% of our consolidated net sales for fiscal 2024. Pet food sold by our Post Consumer Brands segment accounted for 22.2% of our consolidated net sales for fiscal 2024. For additional information regarding our net sales by product, refer to Note 22 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Sales, Marketing and Distribution
Each of our businesses has developed marketing strategies specific to its product lines. For certain of our products, we have consumer-targeted marketing campaigns, which generally include television, digital and print advertisements, coupon offers, rebate programs, co-marketing arrangements with complementary consumer product and entertainment companies and joint advertising with select retail customers. We also generally use print and digital advertising and social media, as well as more targeted grass roots programs such as sampling events, in order to increase brand awareness and loyalty at both national and local levels. In addition, our internet and social media efforts are used to educate consumers about the nutritional value and flavor profiles of our products and for product promotion and consumer entertainment.
Our Post Consumer Brands segment sells products primarily through an internal sales staff and broker organizations. Our Weetabix segment services its key U.K. markets through a centralized commercial team which manages relationships with customers at the corporate level while a third-party sales force operates at the store level to ensure maximum availability and compliance with agreed plans. Weetabix also has in-country sales and marketing teams in Europe and in the growth markets of Spain and the United Arab Emirates. Our Foodservice and Refrigerated Retail segments sell and market their products primarily through dedicated teams of internal sales staff and broker organizations.
Generally, our products are distributed through a network of third-party common carriers. In addition, the majority of our Refrigerated Retail products and certain of our Foodservice products are distributed using their internal fleets.
Research and Development
Our research and development efforts span our business segments. These capabilities extend to ingredients, packaging technologies, product sizes and delivery formats; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations.
We leverage our research and development resources for both growth and efficiency initiatives. Our innovation and new product development objectives include growth through new products, customer and consumer satisfaction and reduced production costs. Our innovation efforts focus on anticipating customer and consumer demands and adapting quickly to changing market trends. We also consider the sustainability impacts of our manufacturing processes and products in our research and development activities and continue to drive processing innovations aimed at complying with regulatory requirements, reducing waste, water usage and greenhouse gas emissions and increasing the recycled content and recyclability of packaging while maintaining food safety and quality.
Raw Materials, Energy and Other Supplies
Raw materials used in our businesses (purchased from local, regional and international suppliers) include ingredients and packaging materials. The principal ingredients for our Post Consumer Brands and Weetabix segments are wheat, oats, rice, corn, other grain products, vegetable oils, dairy-based proteins, sugar and other sweeteners, fruit and nuts. In addition, our Post Consumer Brands segment uses animal proteins and fats, vegetable-based proteins and various vegetables in its pet food products. The principal ingredients for our Foodservice and Refrigerated Retail segments are eggs, pork, pasta, potatoes, bakery products, cheese, milk and butter. A portion of our egg needs comes from Company-owned layer hens, and the balance is purchased under third-party contracts and in the spot market. We also buy significant amounts of grain to feed layer hens. In addition, we procure live sows at prevailing market prices, and under fixed price contracts, from terminals, local auctions, country markets and corporate and family farms in various U.S. locations. Each of our segments utilizes raw material sources that ensure that its products meet standards, certifications and customer requirements, where applicable, for example, non-GMO, organic, gluten-free and/or cage-free. The principal packaging materials used by our businesses are folding cartons, corrugated containers, flexible film, rigid plastic trays and containers, foam trays, beverage packaging, plastic lined carton board, large format printed bags and steel cans and lids. Our manufacturing processes are dependent on other supplies, including water and, for Refrigerated Retail, various cooling agents.
In addition, our manufacturing and distribution operations are dependent on various types of energy, including natural gas, electricity and diesel fuel. Cereal processing ovens, pet food manufacturing processes and most of our Foodservice and Refrigerated Retail production facilities generally are fueled by natural gas, which is obtained from local utilities or other local suppliers. Electricity and steam (generated in on-site, gas-fired boilers) also are used in our manufacturing facilities. In addition, diesel fuel is used in connection with the distribution of our products, including in our internal fleets. Weetabix owns and operates its own combined heat and power generation unit, which is capable of supplying the majority of the requirements of its Burton Latimer site with power and steam, which means the site can be operated using either electricity or natural gas.
Supply availability and prices paid for raw materials, energy and other supplies can fluctuate widely due to external factors, including, as applicable, inflation, labor shortages, strikes or other labor unrest or other workforce disruptions, diseases affecting livestock (including highly pathogenic avian influenza (“HPAI”) and swine outbreaks), increased fuel costs, limited freight carrier availability, increased compliance costs associated with new or changing government regulations, information systems disruptions or failures (including due to cybersecurity incidents), animal feed costs, agricultural yield, public health crises, war or armed hostilities, geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, increased demand, any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, fire, water stress or usage regulation, governmental programs, incentives or controls, regulations or trade and tariff policies, insects or pests, plant diseases, foreign currency exchange rates and milk price supports established by the U.S. Department of Agriculture (the “USDA”). From time to time, higher prices for natural gas, electricity and fuel also increase our ingredient, production and delivery costs. In addition, the prices of inputs from time to time increase as we pursue more sustainable, specially sourced or certified raw materials or alternative energy sources.
We continuously monitor worldwide supply and cost trends for our raw materials, energy and other supplies needs to enable us to take appropriate action to obtain the necessary inputs for our operations. Overall, during fiscal 2024, we continued to experience inflationary pressures impacting the costs of certain of our inputs, and we expect this trend to continue into fiscal 2025. In addition, from time to time, we experience diminished supply or shortages of certain of our inputs, which have resulted, and may in the future result, in higher costs of our inputs or have impacted, and may in the future impact, our ability to produce our products.
Trademarks and Intellectual Property
We own or have long-term licenses to use a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’s trademarks include Post, Post Consumer Brands, Perfection Pet Foods, Honey Bunches of Oats, Great Grains, Post Bran Flakes, Post Shredded Wheat, Spoon Size Shredded Wheat, Golden Crisp, Alpha-Bits, Ohs!, Shreddies, Post Raisin Bran, Grape-Nuts, Honeycomb, Frosted Mini Spooners, Golden Puffs, Cinnamon Toasters, Fruity Dyno-Bites, Cocoa Dyno-Bites, Berry Colossal Crunch, Malt-O-Meal, Farina, Dyno-Bites, Mom’s Best, Better Oats, CoCo Wheats, Peter Pan, Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits, Gravy Train, Weetabix, Barbara’s and Puffins, each of which we own, as well as several trademarks that we license from third parties for use in the U.S., Canada and several other international markets, such as Pebbles, Oreo O’s, Chips Ahoy!, Honeymaid, Rachael Ray and Premier Protein. The trademarks for our Weetabix business include Weetabix, Alpen, Weetos, Ready Brek, Weetabix On The Go, Oatibix and UFIT, each of which we own, as well as Oreo O’s, which our Weetabix business licenses from a third party for use in the U.K., the E.U. and other international markets. The trademarks for our Foodservice business include Michael Foods, Papetti’s, Abbotsford Farms, Simply Potatoes, Henningsen Foods, Almark Foods and Easy Eggs, each of which we own. The trademarks for our Refrigerated Retail business include Davidson’s Safest Choice, Abbotsford Farms, Better’n Eggs, Crystal Farms, Simply Potatoes, Diner’s Choice, Westfield Farms, David’s Deli, Owens, Country Creek Farm and Egg Beaters, each of which we own, Bob Evans (which is used in brands such as Bob Evans Egg Whites), Bob Evans Farms and Pineland Farms, which we license from third parties for worldwide use, and Old El Paso, which we license from a third party for use in the U.S. Our owned trademarks are generally protected through registration in the U.S. or the U.K. in most cases, as well as in many other countries where the related products are sold.
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
Customers
We sell Post Consumer Brands products primarily to grocery stores, mass merchandise customers, supercenters, club stores, natural/specialty stores, dollar stores, discounters, wholesalers, convenience stores, pet supply retailers and drug store customers. We also sell Post Consumer Brands products in the military, eCommerce and foodservice channels. Our Weetabix segment’s products are primarily sold to retailers, discounters, wholesalers and convenience stores and through eCommerce. Our Foodservice segment’s primary customers include foodservice distributors, national restaurant chains and consumer packaged goods companies. Our Refrigerated Retail segment’s primary customers include grocery stores and mass merchandise customers.
Our largest customer, Walmart, accounted for 19.9% of our consolidated net sales in fiscal 2024. No other customer accounted for more than 10% of our fiscal 2024 consolidated net sales, but each of our segments depends on sales to large customers. For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for 32.9% of Post Consumer Brands’s net sales in fiscal 2024. The largest customers of our Weetabix segment, Tesco and Asda, accounted for 30.2% of Weetabix’s net sales in fiscal 2024. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 41.2% of the segment’s net sales in fiscal 2024. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 35.7% of the segment’s net sales in fiscal 2024. For purposes of this disclosure, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club.
Competition
The human and pet food categories in which we operate are highly competitive and highly sensitive to both pricing and promotion. Competition is based on, among other things, brand appeal, recognition and loyalty, taste, nutritional value, price, ingredients, sourcing practices, product quality and safety, product availability, variety, innovation, distribution, shelf space and product visibility, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal competitors in these categories may have substantial financial, marketing and other resources. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product innovation, an efficient supply chain and competitive pricing. The categories in which we operate are expected to remain highly competitive for the foreseeable future.
During fiscal 2023 and 2024, our retail businesses have experienced shifting consumer buying preferences from branded to private label and other value products, including in response to increased product pricing occurring as a result of heightened costs. We expect this trend to continue into fiscal 2025. For additional information regarding the risks related to competition and demand for our products, refer to “Risk Factors” in Item 1A of this report.
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
We are subject to various laws and regulations in the U.S. and other countries governing our employment practices, including those related to equal employment, paid leave, overtime compensation and human rights. We also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition, economic sanctions and imports/exports. In addition, our operations are subject to various federal, state and foreign laws and regulations regarding information security and data privacy, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation, the U.K.’s Data Protection Act of 2018, the E.U.-U.S. Data Privacy Framework, the California Consumer Privacy Act (as modified by the California Privacy Rights Act) and various other states’ comprehensive privacy laws, each of which applies to certain of our businesses and deals with the collection and use of personal information obtained from data subjects. We also are subject to tax and securities regulations, accounting and reporting standards and other financial laws and regulations.
Our operations and products also are subject to various federal, state, local and foreign laws and regulations with respect to environmental matters, including greenhouse gas emissions, air quality, noise, wastewater pretreatment and discharge, storm water, waste management, water consumption, product stewardship, packaging composition and other regulations intended to protect public health and the environment.
We continue to monitor developments in laws and regulations. While we currently do not believe that compliance with existing laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, the impact of such laws and regulations on our businesses cannot be predicted with certainty. With the rapidly evolving nature of laws and regulations and geopolitical considerations, there can be no assurance that such laws and regulations will not materially impact us.
Human Capital
Post and its consolidated subsidiaries have 11,480 employees as of November 1, 2024, of which 9,750 are in the U.S., 1,200 are in the U.K., 380 are in Canada and 150 are located in other jurisdictions. As of November 1, 2024, 18% of such employees are unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. In general, as these agreements expire, we believe that the agreements can be renegotiated on satisfactory terms. Any new collective bargaining agreements could result in changes to our cost structure at the relevant facilities. We believe that overall we have good relationships with our employees and their representative organizations.
Our people are critical to our success. While each of our businesses generally operates autonomously to implement its talent acquisition and management strategies with respect to its employees, our organization aligns to provide a safe, rewarding and respectful workplace where employees have opportunities to pursue development and career paths based on their skills, performance and potential.
Company Ethics
Our Code of Conduct reflects our commitment to our stakeholders, including our employees, to conduct our businesses ethically, responsibly and in accordance with applicable laws and regulations. We conduct an annual Code of Conduct training and awareness campaign. To encourage open and honest communication throughout our organization, our employees have access to a confidential employee speak up line, which is operated by a third-party provider, publicized to employees and other third parties, and available twenty-four hours a day, seven days a week in multiple languages and allows for anonymous reports. Our senior leadership team and our Board of Directors receive periodic updates regarding this reporting mechanism.
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
We continue to enhance our talent acquisition strategy across the enterprise through increased partnerships with colleges and universities, through community outreach initiatives, by providing training and resources to our recruiters and people leaders on interviewing skills, through job description development and by enhancing our use of our technology platforms and data insights.
We believe encouraging internal mobility is a key strategy to reducing attrition by retaining critical talent across our organization, as well as building succession plans with such employees’ future roles in mind. We continue to implement initiatives to encourage and remove barriers to internal mobility opportunities. To further increase our talent pool, we also provide robust intern programs designed to provide practical experience and assist with development of skills for diverse and qualified college students.
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
Our businesses conduct engagement surveys annually and then use those results to understand strengths and areas of opportunity. Many of our employees participate in company-organized volunteer events which foster a sense of community and giving.
We continue to review, evaluate and implement solutions and resources that address the overall well-being of our employees. Our Total Rewards programs, plans and policies are designed to be comprehensive and competitive, support our business goals and be cost effective and promote shared fiscal responsibility. To support the health and financial needs of our employees, we offer competitive fixed and/or variable pay and a suite of benefit plans and programs to eligible employees, including medical, prescription drug, dental, vision, life insurance, disability coverage, paid time off, employee assistance and defined benefit and defined contribution retirement plans and programs.
Inclusion and Belonging
We are committed to building an inclusive culture throughout our organization. Our All In @Post Council, which has representation from our holding company and each of our businesses, primarily (i) helps guide our organization’s philosophy on inclusion, (ii) facilitates the sharing of ideas, which helps us identify opportunities to align, and the tracking of progress across, our businesses and (iii) helps establish and implement initiatives to promote inclusion and belonging.
Our Company’s initiatives around building and maintaining an inclusive culture include: (i) establishing a consistent foundation of training and knowledge to foster more inclusive work environments; (ii) forming and supporting employee resource groups within each of our businesses, which are open to all of the respective business’s employees; (iii) integrating inclusive business practices to eliminate bias in talent acquisition and management; (iv) issuing a biannual newsletter that highlights diversity and inclusion across our organization and (v) encouraging a “speak up” culture for employee-related matters through our employee speak up line.
Available Information
We make available, free of charge, through the Investors portion of our website (www.postholdings.com) reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”), including our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and amendments to those reports (including exhibits) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC at http://www.sec.gov. Our Corporate Governance Guidelines, our Code of Conduct and the charters of the Audit and Corporate Governance and Compensation Committees of our Board of Directors also are available under the Governance section within the Sustainability portion of our website, where they can be printed free of charge. All of these documents also are available to shareholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144, Telephone: 314-644-7600). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file or furnish with the SEC.

Information about our Executive Officers
The section below provides information regarding our executive officers as of November 13, 2024:
Robert V. Vitale, age 58, has served as our President and Chief Executive Officer since November 2014, and as a member of our Board of Directors since November 2014. Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 2014. Mr. Vitale served as president and chief executive officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale has served as the executive chairman of BellRing, a publicly-traded former subsidiary of ours that manufactures products in the global convenient nutrition category, since September 2019, and is a member of the board of directors of 8th Avenue, a private brand-centric, consumer products holding company which we separately capitalized with third parties. Mr. Vitale also served as the president and chief investment officer of PHPC, our former publicly-traded affiliate that was a special purpose acquisition company, from January 2021 until June 2023. Mr. Vitale also serves on the board of directors of Energizer Holdings, Inc., a publicly-traded manufacturer, marketer and distributor of primary batteries, portable lights and auto care appearance, performance, refrigerant and fragrance products.
Matthew J. Mainer, age 53, has served as an Executive Vice President since November 13, 2024 and as our Chief Financial Officer and Treasurer since December 2022. He previously served as our Senior Vice President, Chief Financial Officer and Treasurer from December 2022 until November 13, 2024, as our Senior Vice President and Treasurer from December 2018 to December 2022 and as our Vice President and Treasurer from January 2015 until November 2018. Prior to joining Post, Mr. Mainer served as Assistant Treasurer at Mallinckrodt plc, a global business that develops, manufactures, markets and distributes specialty pharmaceutical products and therapies, from January 2013 to December 2014 and as Vice President and Treasurer of ESCO Technologies Inc., a publicly-traded global provider of highly engineered products and solutions serving diverse end-markets, from November 2002 to December 2012.
Nicolas Catoggio, age 50, has served as President and Chief Executive Officer, Post Consumer Brands since September 2021. Mr. Catoggio has over twenty years of experience in the consumer goods industry. From 2007 to September 2021, he served in various roles at Boston Consulting Group (“BCG”), a privately owned global management consulting firm, advising clients in the consumer goods industry, most recently as managing director and senior partner from June 2021 to September 2021, and previously as managing director and partner from 2007 to May 2021. Before joining BCG, Mr. Catoggio served in various roles for eight years at Unilever PLC, a publicly-traded global consumer goods company, mainly in new business development, corporate strategy and finance.
Diedre J. Gray, age 46, has served as an Executive Vice President since November 2017 and as our General Counsel and Chief Administrative Officer since November 2014. She has served as our Corporate Secretary since January 2012. Ms. Gray previously served as our Senior Vice President, General Counsel and Chief Administrative Officer from November 2014 until November 2017. Ms. Gray served as our Senior Vice President-Legal starting in December 2011 and was promoted to Senior Vice President, General Counsel in September 2012. Prior to joining Post, Ms. Gray served as associate general counsel and assistant secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), which, at the time, was a semiconductor and solar wafer manufacturing company, from 2010 to 2011. Previously, Ms. Gray was an attorney at Bryan Cave LLP (now Bryan Cave Leighton Paisner LLP) from 2003 to 2010.
Mark W. Westphal, age 59, has served as President, Foodservice (formerly known as Michael Foods) since January 2018. Until January 2018, Mr. Westphal served as Chief Financial Officer of Michael Foods for nearly ten years. Prior to joining Michael Foods in 1995, Mr. Westphal worked for Grant Thornton LLP, an audit and assurance, tax and advisory firm.
Jeff A. Zadoks, age 59, has served as Executive Vice President since November 2017 and as our Chief Operating Officer since December 2022. Mr. Zadoks also served as our Interim President and Chief Executive Officer from November 2, 2023 to January 30, 2024, in connection with Mr. Vitale’s medical leave of absence. Mr. Zadoks previously served as our Executive Vice President and Chief Financial Officer from November 2017 until December 2022, and our Senior Vice President and Chief Financial Officer from November 2014 until November 2017. Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 2014, and as our Corporate Controller from October 2011 until November 2014. Mr. Zadoks also served as the chairman of the board of directors of PHPC, our former publicly-traded affiliate that was a special purpose acquisition company, from January 2021 until June 2023. Prior to joining Post, Mr. Zadoks served as senior vice president and chief accounting officer at RehabCare Group, Inc. (“RehabCare Group”), which, at the time, was a provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as vice president and corporate controller of RehabCare Group from December 2003 until January 2010.

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
Business and Operating Risks
Disruption of our supply chain could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
In coordination with various third parties, including third-party suppliers, manufacturers, carriers, customs brokers, freight forwarders and distributors, our ability to make, move, store and sell products is critical to our success. From time to time, damage or disruption to our collective supply, manufacturing, warehousing or distribution capabilities resulting from inflation, the need for repairs or enhancements at facilities (including delays in repairing, obtaining and installing equipment), execution issues, labor shortages, strikes or other labor unrest or other workforce disruptions, diseases affecting livestock (such as HPAI outbreaks that occur from time to time), insufficient product or input availability, operational or financial instability of parties in our supply chain, limited freight carrier availability, information systems disruptions or failures (including due to cybersecurity incidents), public health crises (such as the COVID-19 pandemic), government shutdowns, governmental restrictions or mandates, war or armed hostilities, geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, border closures, any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, prolonged power outages, fire or evacuations related thereto, water stress or usage regulation, insects or pests, plant diseases, explosions or other reasons impairs our ability to source inputs or manufacture, sell or timely deliver our products. Some raw materials and supplies for the manufacturing of our products, including packaging materials, are available only from a limited number of suppliers, from a sole supplier or from a single location, and some of our products are manufactured by a single third-party manufacturer or at a single location. Competitors are, from time to time, affected differently by any of these events depending on a number of factors, including the location of their operations or their third-party suppliers, manufacturers or distributors. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events when they occur, particularly when we are relying on a single third-party supplier or manufacturer or when an input is sourced from, or a product is manufactured at, a single location, could adversely affect our businesses, financial condition, results of operations and cash flows and require additional resources to restore our supply chain. Further, short-term or sustained increases in consumer demand for our products could exceed our manufacturing capacity or otherwise strain our supply chain (such as occurred during the COVID-19 pandemic), and our inability to meet demand for our products could adversely impact us.
In addition, construction of new or expansions of existing manufacturing facilities and other capital projects have in the past and could in the future result in manufacturing delays or increased costs. Further, any construction delays, including those resulting from equipment delays, have in the past and could in the future impact demand for our products. When we are unable to complete capital projects within anticipated time frames and within our cost estimates, our businesses, financial condition, results of operations and cash flows have in the past been and could in the future be adversely impacted.
Agricultural diseases or pests could harm our businesses, financial condition, results of operations and cash flows.
Many of our business activities are subject to a variety of agricultural risks, including agricultural diseases and pests, which can adversely affect the quality and quantity of the raw materials we use and the products we produce and distribute (or have produced or distributed by third parties), as well as increase the costs of production. Any actual or potential contamination of our products could result in product recalls, market withdrawals, product detentions, safety alerts, cessation of manufacturing or distribution or, if we fail to comply with applicable FDA, USDA or other U.S. or international regulatory authority requirements, enforcement actions. We also could be subject to product liability claims, adverse publicity or reputational harm if any of our products are alleged to have caused illness or injury.
HPAI periodically affects the domestic poultry industry, leading to hen deaths. In fiscal 2015, an HPAI outbreak occurred in the Midwest of the U.S., affecting a substantial portion of our owned and third-party contracted flocks and materially impacting our financial results. In addition, in fiscal 2022, 2023 and 2024, we were impacted by outbreaks of HPAI. Although we utilize biosecurity measures at our layer hen locations to protect against disease exposures, if our facilities are exposed to diseases and pests, such exposure could in the future affect a substantial portion of our production facilities in any year and have a material adverse effect on our businesses, financial condition, results of operations and cash flows. In addition, diseases affecting livestock occasionally impact sow supply, which could adversely affect our businesses, financial condition, results of operations and cash flows.

Deterioration of general macroeconomic conditions could harm our businesses, financial condition, results of operations and cash flows.
We have in the past been and continue to be adversely affected by changes in macroeconomic conditions, which may from time to time include inflation, reduced consumer confidence or spending rates, the negative impacts caused by animal health crises (such as HPAI outbreaks), supply chain challenges, labor shortages, increased unemployment, heightened interest rates, decreased availability of capital, volatility in financial markets, slow economic growth, recessions, decreased energy availability and increased energy costs (including fuel surcharges), changes in governmental administrations, geopolitical events or tensions, the negative impacts caused by government shutdowns, the negative impacts caused by public health crises (such as the COVID-19 pandemic), foreign currency exchange rate volatility and adverse changes in tax laws or rates, and the effects of governmental initiatives to manage economic conditions.
The impacts of adverse macroeconomic conditions from time to time include:
•consumers shifting purchases from branded to lower-priced private label or other value products, shifting purchases from traditional retail outlets to mass merchandisers and dollar stores or forgoing certain purchases altogether, which from time to time result in loss of our category share or sales volume or a shift in our product mix to lower margin offerings;
•customers managing their inventory levels or otherwise reducing their purchases of our products;
•decreased away-from-home demand, which during the COVID-19 pandemic substantially impacted our Foodservice segment;
•increased volatility in commodity or other input costs;
•increased uncollectible receivables or non-performance due to the financial instability of our customers, suppliers, distributors or financial institutions;
•increases in labor-related costs;
•increases in the cost or difficulty of obtaining debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us; and
•decreases in the fair value of our fixed rate debt and increases in interest expense on our variable rate debt.
Increased costs for our inputs, including ingredients, packaging, energy or other supplies, or limited availability of such inputs, could negatively impact our businesses, financial condition, results of operations and cash flows.
The primary ingredients used by our businesses include wheat, oats, rice, corn, other grain products, eggs, pork and other animal proteins and fats, pasta, potatoes and various other vegetables, bakery products, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit and nuts. We also purchase live sows. Our Foodservice and Refrigerated Retail segments also use corn and soybean meal as the primary grains fed to layer hens. Our primary packaging materials include folding cartons, corrugated containers, flexible film, rigid plastic trays and containers, foam trays, beverage packaging, plastic lined carton board, large format printed bags and steel cans and lids. In addition, our manufacturing and distribution operations are dependent upon various types of energy, including natural gas, electricity and diesel fuel, and our manufacturing operations require the use of other supplies, including water, sanitizing supplies, personal protective equipment and, for Refrigerated Retail, various cooling agents. The supply and price of these inputs are subject to market conditions and are impacted by many factors beyond our control, including inflation, labor shortages, strikes or other labor unrest or other workforce disruptions, diseases affecting livestock (including HPAI outbreaks and swine outbreaks that occur from time to time), increased fuel costs, limited freight carrier availability, increased compliance costs associated with new or changing government regulations, information systems disruptions or failures (including due to cybersecurity incidents), animal feed costs, agricultural yield, public health crises, war or armed hostilities (such as the ongoing conflicts in Ukraine and the Middle East), geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, increased demand, any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, fire, water stress or usage regulation, governmental programs, incentives or controls, regulations or trade and tariff policies, insects or pests, plant diseases, foreign currency exchange rates and milk price supports established by the USDA. From time to time, higher prices for natural gas, electricity and fuel also increase our ingredient, production and delivery costs. In addition, the prices of inputs from time to time increase as we pursue more sustainable, specially sourced or certified raw materials or alternative energy sources.
While, historically, the prices of certain of our raw materials, energy and other supplies used in our businesses have fluctuated, unfavorable macroeconomic conditions, including inflation, labor shortages and heightened interest rates, have caused our raw materials and other input costs to increase in recent years. During fiscal 2024, inflationary pressures on certain input costs eased, while other input costs continued to face inflationary pressures, and we expect this trend to continue into fiscal

2025. Similarly, from time to time, we experience diminished supply or shortages of certain of our inputs, which has resulted, and may in the future result, in us paying increased amounts for such inputs or has impacted, and may in the future impact, our ability to produce our products.
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
Measures taken to offset the impact of adverse macroeconomic conditions to maintain our profitability, including increasing prices or decreasing product sizes, may be ineffective, inadequate or unavailable or may otherwise adversely affect our businesses, financial condition, results of operations and cash flows.
From time to time, we take measures to mitigate the impact of adverse macroeconomic conditions, including increased costs for ingredients, packaging, energy, other supplies and freight and employee-related costs, through pricing measures (such as increasing the selling prices of our products or decreasing the size of our products). However, the prices charged for our products may not reflect changes in our costs or the impact of other adverse events at the time they occur or at all. When these measures are ineffective or are not implemented in a timely manner, changes in costs or the impact of other adverse macroeconomic conditions from time to time limit our ability to maintain existing margins and otherwise materially impact our businesses, financial condition, results of operations and cash flows. Further, from time to time, we are not able to raise our prices sufficiently in response to cost increases or other adverse macroeconomic conditions (including when inflation or cost increases outpace our price elasticities or as a result of competitive pressures). In addition, from time to time, such price increases result in decreased sales volume or consumption or shifts to our competitors’ products or private label or other value brands. During fiscal 2024, we believe these trends were impacted by the discontinuation of the heightened Supplemental Nutrition Assistance Program benefits (which occurred during fiscal 2023) and the resumption of student loan repayments (which occurred during fiscal 2024), both of which were benefits that had been put in place during the COVID-19 pandemic. Also, we could be the subject of regulatory investigations or actions as a result of price increases.
We may not be able to operate successfully if we lose the services of key employees or are unable to recruit, hire, retain and develop a qualified workforce.
Our employees are critical to our success. We depend upon the skills, working relationships and continued services of key employees, including members of our senior management team. In addition, our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop a qualified workforce to operate and expand our businesses. We compete with other companies both within and outside of our industry for skilled and talented people. In recent years, we have experienced an increasingly competitive employment environment, including increased demand for greater flexibility and control over work schedules and locations and greater expectations around investment in career paths, learning and development, and we may face sudden and unforeseen challenges in the availability of labor, such as we experienced in fiscal 2022 and 2023, or the retention of our workforce. Activities relating to recruiting, hiring, integrating and training our workforce also may require significant time and expense.
Further, a member of our senior management team or another key employee may find it necessary to take a leave of absence due to medical or other reasons. Our President and Chief Executive Officer took medical leave at the beginning of fiscal 2024, and our Executive Vice President and Chief Operating Officer served as our Interim President and Chief Executive Officer during such medical leave. While this leave ended and our officers resumed their regular roles in January 2024, any further transition, or any future loss of services of any key employee, including one or more members of our senior management team, could materially adversely impact our businesses, financial condition, results of operations and cash flows, significantly delay or prevent the achievement of our strategic objectives and operating goals and cause volatility in our stock price.
Unsuccessful implementation of business strategies to reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our businesses, financial condition, results of operations and cash flows.
Many of our costs, such as raw materials, energy, other supplies and freight, are impacted by factors that are outside of our control. Therefore, to offset any increases in such costs, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, or if the implementation of these projects results in unintended consequences, such as business disruptions, distraction of management and employees or reduced productivity, our businesses, financial condition, results of operations and cash flows may be adversely impacted. Labor shortages, inflation and equipment and materials shortages have in the past adversely affected and may in the future adversely affect our ability to complete planned capital projects. Future disruptions or uncertainties for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives or impact our ability to complete projects to reduce costs or improve efficiency on planned timelines, the impacts of which could be material. If the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our businesses, financial condition, results of operations and cash flows may be adversely affected.

We are dependent upon third parties and others for the supply of materials for and the manufacture of many of our products, some of which are supplied or manufactured by a single party or at a single location. Our businesses could suffer as a result of a party’s inability to supply materials for our products or produce our products for us on time or to our specifications.
Our businesses rely on third parties and related parties for the supply of materials for and the manufacture of many products. From time to time, our businesses are adversely affected if we fail to develop or maintain our relationships with these parties, if any of these parties is unable to fulfill its obligations to us, if any of these parties fails to comply with governmental regulations applicable to the supply of materials for or the manufacturing of our products or if any of these parties ceases doing business with us, becomes financially unstable or goes out of business. Additionally, from time to time, we experience operational difficulties with these parties, which may include increases in costs, reductions in the availability of materials or production capacity, delays in the addition of incremental capacity, failures to meet shipment or production deadlines, including as a result of public health crises (such as the COVID-19 pandemic) and related governmental restrictions or mandates, any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events and the impacts related thereto, fire, water stress or usage regulation, information systems disruptions or failures or data breaches, including due to cybersecurity incidents, errors in complying with specifications and insufficient quality control. From time to time, the inability of a third-party or related party supplier or manufacturer to ship orders in a timely manner or in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements adversely impacts our businesses, reputation, financial condition, results of operations and cash flows. The impacts of this risk are heightened if the party experiencing disruption or other difficulty is our only supplier for the input or our only manufacturer of a product. In addition, certain of our relationships with third-party manufacturers and suppliers require us to purchase minimum volumes, and we have in the past incurred and could in the future incur significant penalties if we do not purchase the minimum quantities required under these commitments.
Damage to our reputation could adversely impact our businesses, financial condition, results of operations and cash flows.
Our reputation could be adversely affected by a number of factors, including adverse publicity (whether or not valid) about us, our business practices, brands, products, ingredients, packaging, sponsorship or endorsement relationships, directors, employees or third-party suppliers, manufacturers, licensors or licensees (including those that license third-party trademarks that we license), others in our supply chain or the food and beverage or pet food industries generally, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, real or perceived health concerns regarding our products, real or perceived concerns regarding animal welfare, lawsuits filed against us or our third-party suppliers, manufacturers, licensors or licensees, our products becoming unavailable to consumers, consumer perceptions that we or our directors, employees or third-party suppliers, manufacturers, licensors or licensees have acted in an irresponsible or misleading manner, unethically or in violation of law (including with respect to human rights, child labor, materials sourcing, workplace conditions or employee health and safety), any failure or perceived failure to achieve sufficient environmental, social and governance performance or any failure or perceived failure to act in a manner consistent with stakeholder expectations. In addition, negative perceptions of the food and beverage or pet food industries in their entirety, or segments of the food and beverage or pet food industries in which we operate, may heighten attention from consumers, third parties, the media, governments, our shareholders and other stakeholders and could adversely affect our reputation. The use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative social media posts or comments (whether or not valid) about us, our business practices, brands, products, ingredients, packaging, sponsorship or endorsement relationships, directors, employees or third-party suppliers, manufacturers, licensors or licensees, others in our supply chain or the food and beverage or pet food industries generally in the media could damage our brands and reputation. Placement of our advertisements in digital media may also result in damage to our reputation if any such media experiences negative publicity. In addition, our brands may be associated with or appear alongside harmful content before these platforms or our own social media monitoring can detect the issue. The harm resulting from such incidents may be immediate, and we may not be afforded an opportunity for redress or correction. If we do not maintain favorable perceptions of our Company or brands or if we experience a loss of confidence in us or our products, our businesses, financial condition, results of operations and cash flows could be adversely impacted.
Unforeseen complexity in planned systems modernizations and upgrades, including the design or implementation of certain new enterprise resource planning systems, could adversely impact our businesses and operations.
We rely extensively on information systems and technology to manage our businesses, summarize our operating results and externally report timely and accurate consolidated financial information. From time to time, we pursue opportunities to modernize and upgrade our information systems. In the event that such systems modernizations or upgrades are not properly designed or executed or do not operate properly, our businesses, financial condition, results of operations and cash flows could be negatively impacted or our ability to externally report timely and accurate consolidated financial information could be adversely impacted. Further, such systems modifications or upgrades could expose us to heightened cybersecurity risks. In addition, such systems modifications or upgrades could adversely impact the effectiveness of our internal controls over financial reporting or our ability to adequately assess those controls in a timely manner.

During the first quarter of fiscal 2025, we implemented new enterprise resource planning (“ERP”) systems for certain of our operations. For the applicable operations, the ERP systems replaced our existing operating and financial systems. The ERP systems are designed to accurately maintain financial records, enhance operational functionality and provide timely information to our management teams related to such operations. Such ERP systems implementations could result in any of the adverse impacts previously identified. In addition, the implementation processes have required, and will continue to require, the investment of significant personnel and financial resources. We may experience delays, increased costs and other difficulties in connection with these implementations.
Technology failures or cybersecurity incidents could disrupt our operations and negatively impact our businesses.
Information technology is critically important to our operations. We rely on information technology networks and systems to process, transmit and store operating and financial information, to comply with regulatory, legal and tax requirements and to manage and support our business processes and activities, including our manufacturing operations. We also depend upon our information technology infrastructure for electronic communications among our locations, personnel, customers and third-party manufacturers and suppliers. With a number of employees working remotely in our workforce, our traditional network boundaries have been extended past our physical facilities, requiring that we protect our systems and data in environments that we do not control. In addition, third parties in our supply chain and other third-party providers, including our third-party suppliers, manufacturers, distributors and service providers (“Third Parties”), could be a source of security risk to us, or cause disruptions to our normal operations, in the event of a technology failure or breach of their products, components, networks, security systems or infrastructure.
If we do not build and sustain the proper technology infrastructure or maintain or protect the related automated and manual control processes, or if one of our Third Parties fails to provide the products or services we require, we could be subject to, among other things, billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. Our and our Third Parties’ information technology systems may be vulnerable to a variety of invasions, interruptions or malfunctions due to events beyond our or their control, including natural disasters, user error, terrorist attacks, telecommunications failures, power outages, computer viruses, issues with or errors in systems’ maintenance or security, ransomware and malware, hardware and software failures, cybersecurity incidents, hackers and other causes. Such invasions, interruptions or malfunctions could negatively impact our businesses. If any of our or our Third Parties’ significant information technology systems suffers severe damage, disruption or shutdown, including by malicious or unintentional actions of contractors or employees or by cybersecurity attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, businesses, financial condition, results of operations and cash flows may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, competitive loss, litigation, violation of data privacy laws, reputational damage and other losses from such events, including any leaks of confidential or personal information resulting therefrom. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our technology-related risks. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, such insurance programs are costly, and the costs could increase substantially over time.
Cyber attacks and other cybersecurity incidents are occurring more frequently, are constantly evolving in nature, especially with the public availability of generative artificial intelligence, are becoming more sophisticated and are being made by individuals and groups (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, fraud, identity theft, public embarrassment with the intent to cause financial or reputational harm, corporate or nation-state espionage, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Our and our Third Parties’ networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our and their operating environments potentially resulting in cyber intrusions, hacks or ransom attacks with intent to disrupt our and their business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, vendor information and other sensitive business information, including acquisition activity, non-public financial results, employee, customer or consumer personal information and intellectual property (“General Cyber Events”). Although we have not detected a material security breach to date, nor have we had a material impact resulting from a breach of one of our Third Parties, we have had and continue to experience General Cyber Events or other events of this nature and expect them to continue.
We implement and maintain systems and processes aimed at detecting and preventing information and cybersecurity incidents, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of information and cybersecurity incidents and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the use of generative artificial intelligence and personal mobile and computing devices that are outside of our network and control environments. Risks associated with such incidents and activities include theft of funds and other monetary loss, the disruption of our operations and the unauthorized disclosure, release, gathering, monitoring, misuse, modification, loss or destruction of confidential, proprietary, trade secret or other information (including account data information), the effects of which could be compounded if not detected or reported quickly. An information or cybersecurity incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. For more information regarding our cybersecurity activities, refer to Item 1C of this report. In addition, we are required to comply with an increasing number of regulatory and reporting requirements related to information security and data privacy, which require significant time and resources and can impose significant challenges that are likely to continue to increase over time, particularly as additional regulatory agencies adopt similar or new requirements. Failure to comply with these requirements could result in substantial penalties or fines, regulatory proceedings, litigation and damage to our reputation, any of which could adversely affect our businesses, financial condition, results of operations and cash flows.
Our financial results may be adversely affected by increases in freight costs or limited freight carrier availability.
We rely on various transportation methods, including trucks, railroads and ships, to transport and deliver raw materials and other supplies to manufacturing locations and our finished products to our customers. Freight costs are impacted by many factors beyond our control, including inflation, labor shortages, strikes or other labor unrest or other workforce disruptions, increased fuel costs, limited freight carrier availability, increased compliance costs associated with new or changing government regulations, information systems disruptions or failures (including due to cybersecurity incidents), accidents, public health crises (such as the COVID-19 pandemic), war or armed hostilities (such as the ongoing conflict in Ukraine), geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, increased demand and any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events and the impacts therefrom. While freight costs have leveled off from the highs experienced during fiscal 2022, we could experience increased freight costs in the future. In addition, from time to time, shortages of freight operators impact our ability to manufacture and deliver our products.
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
Some of our full-time production, maintenance and warehouse employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by strikes or work stoppages. If a strike or work stoppage were to occur, our businesses, financial condition, results of operations and cash flows could be adversely affected. In addition, we periodically renegotiate the collective bargaining agreements in place at our facilities as such agreements expire. If, as such agreements expire, we are unable to enter into new agreements on favorable terms, our businesses, financial condition, results of operations and cash flows could be adversely impacted. Further, there is no guarantee that we will be able to enter into new agreements in a timely manner, and if new agreements are not reached, there could be interruptions in production at the respective facilities. In addition, we could be subject to unionization efforts at our non-union facilities. Increased unionization of our workforce could lead to disruptions in our businesses, increases in our operating costs and constraints on our operating flexibility.
In the event of a strike, work stoppage or other labor disruption, we have contingency plans in place to hire additional labor or manufacture products at other locations to mitigate disruption to our businesses. However, there are limitations inherent in any plan to mitigate disruption to our businesses in the event of a strike, work stoppage or other labor disruption, and particularly in the case of a prolonged strike, work stoppage or other labor disruption, there can be no assurance that it would not have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Our international operations subject us to additional risks.
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our financial and operational performance. These risks include:
•restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•unfavorable changes in trade agreements, treaties or policies, taxes or tariffs, quotas, trade barriers, import or export licensing requirements or other controls, price controls, sanctions or other trade restrictions or limits on our ability to import or export raw materials or finished products;
•unfavorable changes in local regulatory requirements that impact our ability to sell or market our products in that country;
•challenges associated with cross-border product distribution, including those that were caused (in the case of the COVID-19 pandemic) or may in the future be caused by a public health crisis;
•the occurrence of a public health crisis, such as the COVID-19 pandemic, which may cause us or our third-party distributors, manufacturers, vendors or customers to temporarily suspend our or their respective operations in the affected city or country;
•increased exposure to general market and economic conditions, political and economic uncertainty and volatility and other events, including inflation, social unrest, government shutdowns, terrorist activity and other acts of violence, acts of war and other armed hostilities (such as the ongoing conflict in Ukraine and the Middle East), travel restrictions and climatic events, outside of the U.S.;
•compliance with U.S. laws and regulations affecting operations outside of the U.S., including anti-corruption regulations (such as the U.S. Foreign Corrupt Practices Act), and changes to such laws and regulations or interpretations thereof;
•compliance with treaties, antitrust and competition laws, data privacy laws (including the General Data Protection Regulation, the U.K.’s Data Protection Act of 2018, the E.U.’s retained law version of the General Data Protection Regulation and the E.U.-U.S. Data Privacy Framework), laws on artificial intelligence (including the E.U.’s Artificial Intelligence Act), anti-corruption laws (including the U.K. Bribery Act), food safety and marketing laws, human rights laws and other regulatory requirements and a variety of other local, national and multi-national regulations and laws in multiple jurisdictions and changes to such treaties, laws and regulations and interpretations thereof;
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
In addition, as a result of the exit of the U.K. from the E.U. (“Brexit”), which occurred in 2020, we continue to experience uncertainty surrounding certain of our businesses. Specifically, as the E.U. and the U.K. continue to amend legislation and regulations post-Brexit, we continue to monitor for divergence between E.U. and U.K. regulations that could negatively impact our supply chain operations. Further, despite our efforts to control costs, we have continued to see inflationary pressures in our U.K. business during fiscal 2024. If Brexit or new trade arrangements between the U.K. and the E.U. negatively impact the U.K. economy or result in disagreements on trade terms, then the impact to our operations, financial condition, results of operations and cash flows could be material.
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

Changes in governmental administrations, national or international disputes, political instability, terrorism, war or armed hostilities may cause damage or disruption to us and our employees, facilities, suppliers, customers and information systems and could adversely affect our businesses, financial condition, results of operations and cash flows.
Geopolitical events, changes in governmental administrations, national or international disputes, political instability, terrorism or other acts of violence or war or armed hostilities, such as the ongoing conflicts in Ukraine and in the Middle East, may cause damage or disruption to our operations, international commerce and the global economy. The reactions of governments, markets and the general public to such events, including economic sanctions, trade restrictions, tariffs and boycotts, may result in a number of adverse consequences for our businesses, suppliers and customers. Such events could lead to supply chain and transportation disruptions, constrained availability of raw materials and other commodities, inflation, increased commodity, energy and fuel costs, cyber attacks, breaches of information systems, foreign currency fluctuations and other disruptions that could adversely affect our businesses and our customers, distributors and suppliers. Such events also could result in physical harm to our or our customers’, distributors’ or suppliers’ employees and property. In addition, such events could cause increased volatility in the capital markets, which could negatively impact our ability to obtain additional financing or refinance our existing debt obligations on commercially reasonable terms or at all. Any such events, including the ongoing conflicts in Ukraine and in the Middle East, may also have the effect of heightening many of the other risks described herein, such as those relating to capital markets, raw materials, energy and freight costs, our supply chain, information security and market conditions, any of which could negatively affect our businesses, financial condition, results of operations and cash flows.
Although we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers in those countries, the conflict in Ukraine has in the past resulted in increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain of our raw materials and other commodities, geopolitical and macroeconomic uncertainty and declarations of force majeure by certain suppliers, which adversely impacted us. While such impacts are no longer occurring or have been mitigated, such events are unpredictable and change rapidly, and we may face similar or additional challenges in the future, which may result in adverse effects on our businesses, financial condition, results of operations and cash flows that may be material. Similarly, although we do not have manufacturing operations or significant direct exposure to customers in the Middle East, our businesses and operations could be negatively impacted by increased energy costs, supply chain disruptions or adverse impacts on customers.
Public health crises may adversely impact our financial and operational performance.
Public health crises, such as the COVID-19 pandemic, and measures taken by governments, businesses and individuals in response to such crises may have significant impacts on our businesses. During the COVID-19 pandemic, we experienced, among other impacts, shifts away from consumption of our foodservice and certain on-the-go products due to reduced consumer traffic and changes in consumer preferences, adverse impacts on our operations and the operations of third parties in our supply chain resulting in disruptions in our ability to manufacture and deliver our products, adverse impacts on our operating costs, unexpected variability and volatility in consumer demand and delays or modifications to our strategic plans and other initiatives. The COVID-19 pandemic also resulted in broader economic and operational challenges, including heightened inflation, labor shortages, volatility in commodity and operating costs and supply chain disruptions. Public health crises evolve rapidly, and the severity, magnitude, duration and impact of such public health crises are uncertain and difficult to predict. Future public health crises may result in similar impacts or additional challenges that we may not be able to foresee. Any public health crisis also may heighten or manifest other risks set forth herein. Any of these impacts may be material to our businesses, financial condition, results of operations and cash flows.
Industry Risks
We operate in categories with strong competition.
The human and pet food categories in which we operate are highly competitive. Competition in our categories is based on, among other things, brand appeal, recognition and loyalty, taste, nutritional value, price, ingredients, sourcing practices, product quality and safety, product availability, variety, innovation, distribution, shelf space and product visibility, packaging, convenience, effective promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. The ability of our retail businesses to compete may be limited by an inability to secure new retailers or maintain or add shelf or retail space for our products. Retailers may not provide us sufficient, if any, shelf space, and online retailers may not provide access to, or adequate product visibility on, their platforms. Certain weight loss drugs, which may suppress a person’s appetite, may cause competition in our product categories to increase if consumers reduce purchases of certain types of foods or of food products altogether. Some of our competitors may have substantial financial, marketing and other resources and may spend more aggressively on advertising and promotional activities than we do. In addition, smaller competitors have been gaining market share in categories in which our retail businesses compete. In most of our categories, we compete not only with widely advertised branded products, but also with private label and store brand products. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures or can result in increased capital, marketing or other expenditures. Competitive and customer pressures, as well as industry supply and market demand, also from time to time limit our ability to increase prices, including in response to increased costs (such as those resulting from inflation). Also, our competitors continue to expand and evolve their usage of social media networks and digital platforms to advertise and market products. If we are unable to compete in this environment and use social media and digital platforms effectively, our businesses, financial condition, results of operations and cash flows could be adversely impacted. Further, as technology continues to advance, our inability to leverage these business tools in our operations, including artificial intelligence, machine learnings and augmented reality, could adversely impact our businesses, financial condition, results of operations and cash flows.
We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
Consumer and customer preferences and behaviors evolve over time due to a variety of factors. The success of our businesses depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors and to continue to develop and offer products that appeal to consumers and customers through the sales channels that they prefer. Consumer preference and behavior changes include dietary trends (including changes in eating habits, the use of weight-loss drugs or other factors), attention to different nutritional aspects of products, consumer at-home and on-the-go consumption patterns, shifts to private label or other value products, preferences for certain sales channels (including eCommerce channels), concerns regarding the health effects of products, attention to sourcing practices relating to raw materials, animal welfare concerns, environmental concerns (including climate change) regarding packaging and manufacturing processes and attention to other social and governance aspects of our Company (including our products and operations) and of others in our supply chain. Adverse macroeconomic economic conditions, including inflation, increased unemployment, slow economic growth or recessions, public health crises (such as the COVID-19 pandemic), severe or unusual climatic events or other factors have in the past impacted and may in the future impact consumer or customer preferences and behaviors in ways that are difficult to predict. Any significant changes in consumer or customer preferences and behaviors and our inability or failure to anticipate or react to such changes could result in reduced demand for our products, which could negatively impact our businesses, financial condition, results of operations and cash flows.
In recent years, consumer shopping through eCommerce (including websites and mobile commerce applications) has been prominent, and this behavior continues to alter the retail landscape in which many of our products are sold and intensify competition by simplifying distribution and lowering barriers to entry. If we or our customers are unable to effectively compete in the eCommerce market (including through the use of digital media or assets) or adequately leverage technology or develop the data analytics capabilities needed to generate actionable commercial insights, and appropriately act on such insights, our businesses, financial condition, results of operations and cash flows could be adversely impacted. In addition, in order to respond to changes in consumer or customer preferences, we are from time to time required to make significant capital investments in our processes and operations. For instance, our Foodservice and Refrigerated Retail segments are, and will continue to be, affected by changing preferences and requirements as to the housing of layer hens, as well as certain other farm animals. Many restaurant chains, foodservice companies and grocery chains have announced goals to transition to a cage-free egg supply, as well as goals for other farm animal initiatives, by specified future dates. Also, several states have enacted, or may in the future enact, provisions providing for specific requirements for the housing of certain farm animals. Meeting anticipated customer demand has resulted, and will continue to result, in additional operating and capital costs to procure cage-free eggs, modify existing layer hen facilities and construct new cage-free layer hen housing and comply with other farm animal initiatives. Also, our businesses are, and we expect will continue to be, affected by changing preferences and requirements as to the environmental and social impacts of products. Several of our customers have announced goals, or are or may be required by changing regulatory requirements, to transition to recyclable, compostable or reusable packaging or require certified ingredients for specific products. From time to time, these changing preferences and requirements require us to use specially sourced ingredients and packaging types that are more difficult to source or entail a higher cost or incremental capital investment, including within our manufacturing processes, which we may not be able to pass on to customers.
Our Post Consumer Brands and Weetabix segments operate in the mature RTE cereal category, and the weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
Our Post Consumer Brands and Weetabix segments produce and distribute branded, licensed and private label RTE cereals and hot cereals, other cereal-based food products and muesli, primarily selling products to grocery stores, discounters, retailers, foodservice distributors, wholesalers and convenience stores across the U.S., Canada, the U.K. and Ireland. Despite the strong demand experienced during the COVID-19 pandemic starting in March 2020 and continuing through the first half of fiscal 2021, the RTE cereal category had previously been experiencing weakness in recent years, and the RTE cereal category has since returned to demand levels largely in line with pre-pandemic levels. Continuing weakness in the RTE cereal category, or the weakening of our major products competing in this category, could have a material adverse impact on our businesses, financial condition, results of operations and cash flows.

The loss of, a significant reduction of purchases by or the bankruptcy of a major customer may adversely affect our businesses, financial condition, results of operations and cash flows. In addition, consolidation of our customer base, as well as competitive, economic and other pressures facing our customers, may negatively impact our volumes or profit margins.
A limited number of customers represents a large percentage of our consolidated net sales. Our largest customer, Walmart, accounted for 19.9% of our consolidated net sales in fiscal 2024. Walmart also is the largest customer of our Post Consumer Brands segment, accounting for 32.9% of Post Consumer Brands’s net sales in fiscal 2024. The largest customers of our Weetabix segment, Tesco and Asda, accounted for 30.2% of Weetabix’s net sales in fiscal 2024. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 41.2% of the segment’s net sales in fiscal 2024. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 35.7% of the segment’s net sales in fiscal 2024. For purposes of this risk factor, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club.
The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume food distributors, retailers, club stores, supercenters, mass merchandisers, eCommerce customers, pet supply retailers, other consumer packaged goods companies and national restaurant chains. The competition to supply products to these high-volume customers is intense. Our customers generally are not contractually obligated to purchase from us, and they frequently reevaluate the products they carry. From time to time, our major customers decide to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends, sell another brand on an exclusive or priority basis, reduce shelf space allotted to our products, reduce the visibility of our products on their digital platforms, demand reduced pricing or change the manner of doing business with us, which adversely affects our businesses, financial condition, results of operations and cash flows. In addition, from time to time, our retail customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk of our customers giving higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers or the bankruptcy or serious financial difficulty of any of our large customers, our businesses, financial condition, results of operations and cash flows may be materially adversely affected.
Over the past several years, the retail and foodservice channels in which we sell our products have undergone significant consolidations, and mass merchandisers and non-traditional retailers, including online food retailers and discount retailers, have been gaining market share. As the landscape continues to change and customers grow larger, they from time to time seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on private label and other value brands and increased promotional programs. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories. If we are unable to respond to this environment, our profitability or volume growth could be negatively impacted. Additionally, if any of our existing retailer or distributor customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired retailer or distributor. These consolidations also may adversely impact the ability of our smaller customers to effectively compete. The consolidation in the retail and foodservice channels also increases the risk that adverse changes to our customers’ business operations or financial performance could have a material adverse effect on us. Further, the traditional retail grocery outlets in the U.S. where certain of our businesses are concentrated have experienced slower growth in recent years than other retail channels, such as discount and dollar stores, direct-to-consumer brands, subscription services, club stores and eCommerce retailers (including as a result of the integration of traditional and digital operations at key retailers), which we expect to continue in the future. Our businesses and financial results may be materially adversely affected if such non-traditional retailers take significant additional market share away from traditional retailers, if we are unable to effectively participate in such non-traditional retail channels, if our customers fail to find ways to create digital tools and capabilities to enable them to grow their businesses or if consumer price deflation occurs as a result.
Our private label products may not be able to compete successfully.
We participate in the private brand food category, producing and distributing private label products, including through our ownership interest in 8th Avenue. Private label products compete both with nationally branded products as well as other private label products. When competing with nationally branded products, private label products, in many cases, have a disadvantage because nationally branded products have name recognition. In addition, from time to time, when branded competitors focus on price and promotion, the environment for private label producers and distributors becomes more challenging because the price differential between private label products and branded products becomes less significant, and we recorded a goodwill impairment charge related to our Cheese and Dairy reporting unit within our Refrigerated Retail segment in fiscal 2023 as a result. Refer to Note 9 within “Notes to Consolidated Financial Statements” in Item 8 of this report for additional information. Competition with other private label products includes products offered by third-party private label competitors and our customers offering their own private label products. Competitive pressures or promotions of branded or other private label products could in the future cause us or our customers to lose sales, which may require us or our customers to lower prices or increase the use of discounting or promotional programs for our or our customers’ private label products, any of which could adversely affect our margins, businesses, financial condition, results of operations, profitability and cash flows.
Strategic Risks
We may encounter difficulties as we continue to integrate the Pet Food operations and the assets from the Perfection acquisition, which may adversely impact us and our ability to realize the anticipated benefits of the acquisitions.
The Pet Food and Perfection acquisitions represented our entry into the pet food industry and category and have involved the combination with us of businesses that have previously operated independently of us. We continue to devote significant management attention and resources to integrating business practices, cultures, operations and systems of our pre-acquisition businesses and Pet Food and Perfection and to developing our platform to support the acquired pet food offerings. As we continue to integrate our pre-acquisition businesses and Pet Food and Perfection and optimize our network as a result of the acquisitions, we may encounter difficulties, including the following:
•the challenges of offering pet food products for which we have limited experience, integrating complex information technology systems, including financial systems, operating procedures, regulatory compliance programs and other assets acquired as part of the Pet Food and Perfection acquisitions in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies and maintaining our control environment, including our internal controls over financial reporting;
•potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Pet Food acquisition or the Perfection acquisition, including cash costs for integration that may exceed the cash costs that we currently anticipate;
•our dependence on a third party to provide certain services and information to us in connection with the Perfection acquisition for a period of time pursuant to a transition services agreement; and
•our limited post-closing indemnification or similar rights under the purchase agreement we entered into with Perfection Pet Foods, LLC (“PPF”) with respect to the Perfection acquisition. A portion of the purchase price for the acquisition was held in escrow for the purpose of funding specifically identified indemnifications claims, but we will otherwise have no recourse against PPF in the event any of the representations or warranties made by PPF in the purchase agreement prove to be inaccurate or are breached.
Accordingly, the contemplated benefits of the Pet Food acquisition or the Perfection acquisition may not be realized fully or may take longer to realize than expected.
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
We may experience difficulties in integrating acquired businesses, or acquisitions may not perform as expected. In addition, any equity investments we hold or make in the future may subject us to additional risks.
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
•we may encounter obstacles when incorporating the acquired businesses into our operations and management, including integrating or separating personnel, information technology systems, which include financial systems, operating procedures, regulatory compliance programs and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
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
Further, the success of these acquired businesses will depend, in part, upon our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our pre-existing businesses. Even if we are successful in integrating acquired businesses, these integrations may not result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or these benefits may not be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.
In addition, our equity investments, such as our investments in 8th Avenue, Alpen Food Company South Africa (Pty) Limited and Weetabix East Africa Limited, involve, or may in the future involve, shared ownership and, in some cases, management responsibilities with one or more other parties who may not have the same objectives for the investment as us, who may not have the same priorities, strategies or resources as us or whose interpretation of applicable policies or laws may differ from ours, any of which could result in these investments not resulting in anticipated benefits or not meeting our compliance expectations.
If the transactions we undertook relating to divestitures of our interest in BellRing do not qualify for their intended tax treatment, we may incur significant tax liabilities.
In March 2022, we completed a series of transactions related to a divestiture of a substantial portion of our interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”), including contributing our equity interests in BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Brands, LLC, plus cash, to BellRing in exchange for equity interests in BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes”), distributing 80.1% of our shares of BellRing common stock (“BellRing Common Stock”) to our shareholders in the BellRing Distribution and exchanging the BellRing Notes to certain of our lenders in satisfaction of certain of our debt obligations (the “Debt-for-Debt Exchange”). After the BellRing Distribution, we retained 14.2% of the outstanding shares of BellRing Common Stock. During August and November 2022, we completed two transactions (collectively, the “Debt-for-Equity Exchanges”) in which we transferred our remaining shares of BellRing Common Stock to certain of our lenders in satisfaction of certain debt obligations. Upon completion of the Debt-for-Equity Exchanges, we no longer held any interest in BellRing. Detailed descriptions of the transactions discussed in this risk factor are provided in Notes 1, 4, 5 and 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
The BellRing Distribution was conditioned upon the receipt of a tax opinion from our tax advisor which concluded that the BellRing Distribution, together with certain related transactions, such as the Debt-for-Debt Exchange and the Debt-for-Equity Exchanges, qualifies as a tax-free reorganization within the meaning of Sections 368(a) and 355 of the U.S. Internal Revenue Code (the “IRC”) and is eligible for nonrecognition within the meaning of Sections 355 and 361 of the IRC. The tax opinion was based on, among other things, then-current law and certain representations and assumptions as to factual matters and certain statements and undertakings made by us and Old BellRing. Any change in the then-current applicable law, which may or may not be retroactive, or the failure of any factual representation, assumption, statement or undertaking to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the U.S. Internal Revenue Service (the “IRS”) or the courts, and the IRS and/or the courts may not agree with the tax opinion. If the BellRing Distribution, the Debt-for-Debt Exchange or either of the Debt-for-Equity Exchanges do not qualify as tax-free transactions for any reason, we may recognize a substantial gain for U.S. federal income tax purposes, which could materially adversely affect our businesses, financial condition and cash flows.
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
Pursuant to a tax matters agreement among us, BellRing and Old BellRing (the “Tax Matters Agreement”), BellRing has agreed to indemnify us for any tax liabilities resulting from certain events, actions or inactions that BellRing takes that could affect the intended tax-free treatment of the transactions as set forth in the Tax Matters Agreement, including causing any portion of the BellRing Distribution, the Debt-for-Debt Exchange or either or both of the Debt-for-Equity Exchanges to be taxable to us. BellRing’s indemnification obligations to us are not limited by any maximum amount and such amounts could be substantial. If BellRing was required to indemnify us under the circumstances set forth in the Tax Matters Agreement, BellRing may be subject to substantial liabilities and there is no assurance that BellRing will be able to satisfy such indemnification obligations.
Furthermore, pursuant to the Tax Matters Agreement, if and to the extent (i) the BellRing Distribution, the Debt-for-Debt Exchange or either of the Debt-for-Equity Exchanges do not qualify as tax-free transactions, (ii) such failure to qualify as tax-free transactions gives rise to adjustments to the tax basis of assets held by BellRing and its subsidiaries and (iii) BellRing is not required to indemnify us for any tax liabilities resulting from such failure to qualify as tax-free transactions pursuant to the Tax Matters Agreement, we will be entitled to periodic payments from BellRing equal to 85% of the tax savings arising from the aggregate increase to the tax basis of the assets held by BellRing and its subsidiaries resulting from such failure. Any failure by BellRing to satisfy these periodic payments, which could be substantial, could materially adversely affect our businesses, financial condition and cash flows.
Our Company has overlapping directors and management with BellRing and 8th Avenue, each of which may lead to conflicting interests or the appearance of conflicting interests.
Several of our directors and officers also serve as directors or officers of BellRing or 8th Avenue. Our officers and members of our Board of Directors have fiduciary duties to our shareholders. Likewise, any such persons who serve in similar capacities at any of such other companies have fiduciary duties to that company’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more other companies to which they owe fiduciary duties. In addition, some of our officers and directors may own equity or options to purchase equity in one or more of such other companies. Such ownership interests may create, or appear to create, conflicts of interest when the applicable individuals are faced with decisions that could have different implications for us and the other companies. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
Financial Risks
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our businesses.
We have a significant amount of debt. We had $6,845.1 million in aggregate principal amount of total debt as of September 30, 2024. Additionally, our secured revolving credit facility had borrowing capacity of $980.0 million at September 30, 2024 (all of which would be secured when drawn). In addition, on October 9, 2024, we issued 6.250% senior notes due 2034 at par in an aggregate principal amount of $600.0 million.
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
Our ability to meet expenses and debt service obligations will depend upon our future performance, which will be affected by financial, business, economic and other factors, including the impact of adverse macroeconomic conditions (including inflation, heightened interest rates, economic downturns or recessions), pressure from competitors, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and public health crises. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt at less favorable rates, sell assets, borrow more money or issue additional equity.
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
Various risks, uncertainties and events beyond our control, including adverse macroeconomic conditions (including inflation, heightened interest rates, economic downturns or recessions), reduced consumer demand and public health crises, could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions. Our credit agreement contains customary financial covenants, including a covenant requiring us to maintain a secured net leverage ratio (as defined in our credit agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in our credit agreement) exceeds 30% of our revolving credit commitments.
A default would permit the lenders or noteholders, as applicable, to accelerate the maturity of the debt under these arrangements and, with respect to our credit agreement and senior secured notes, to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our indentures and credit agreement. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Certain of our subsidiaries are not subject to the restrictive covenants in our debt, and their financial resources and assets may not be available to us to pay our obligations on our indebtedness.
We have designated 8th Avenue and its subsidiaries as unrestricted subsidiaries under our credit agreement and senior notes indentures. Any subsidiary that is designated as unrestricted is not a guarantor under our credit agreement or under our senior notes indentures, and the assets of our unrestricted subsidiaries do not secure our obligations under our credit agreement or senior secured notes indenture. In addition, 8th Avenue has entered into secured credit facilities that are separate from our credit agreement and senior notes indentures and that restrict, among other matters, its ability to make distributions to us or engage in transactions with us. Accordingly, the financial resources and other assets of 8th Avenue and its subsidiaries may not be available to us to pay our obligations on our indebtedness or, if available, may be significantly limited.
To service our indebtedness and other cash needs, we will require a significant amount of cash. Our ability to generate cash depends upon many factors beyond our control.
Our ability to pay interest on our outstanding senior notes, to fund the settlement of our Convertible Notes, to satisfy our other debt obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, including inflation, reduced consumer demand, heightened interest rates, economic downturns, recessions and public health crises, will affect our ability to satisfy our debt obligations, refinance our debt or obtain new financing.
If we are unable to make payments, refinance our debt or obtain new financing under these circumstances, we may consider other options, including:
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
U.S. and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our third-party suppliers, manufacturers, customers or distributors or financial institutions.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which have caused the spreads to applicable reference U.S. Treasury notes on prospective debt financings to widen considerably. In the past, such circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing, any of which could occur in the future. Further, our access to funds under our revolving credit facilities is dependent on the ability of the financial institutions that are parties to such facilities to meet their respective funding commitments. Unfavorable macroeconomic conditions, including inflation, reduced consumer confidence or spending rates, supply chain challenges, labor shortages, heightened interest rates, volatility in global capital markets, recession risks, foreign currency exchange volatility and macroeconomic uncertainty, have caused, and may continue to cause, periods of increased volatility and pricing in the credit and capital markets. If such periods of increased volatility recur, it may become more difficult or costly for us to raise capital through debt financings or the issuance of common stock or other equity securities, refinance our existing debt or sell our assets. These and other events affecting the credit and capital markets also have had, and may continue to have, an adverse effect on other financial markets in the U.S. Our businesses also could be negatively impacted if the third parties and others on which we rely, including third-party suppliers, manufacturers, carriers, customers or distributors, experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations, limit our ability to expand our businesses, result in interruptions to our businesses or increase our interest expense, any of which could have a material adverse impact on our businesses, financial condition, results of operations and cash flows.
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
Impairment in the carrying value of intangible assets or long-lived assets could negatively impact our financial condition and results of operations. If our goodwill, other intangible assets or long-lived assets become impaired, we will be required to record impairment charges, which may be significant.
Goodwill and indefinite-lived intangible assets are expected to contribute indefinitely to our cash flows and are not amortized. Management reviews all intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may be impaired. In addition, definite-lived intangible assets, property, plant and equipment and other long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairments may be caused by factors outside of our control, such as increasing competitive pricing pressures or reduced demand for our products, lower than expected revenue and profit growth rates, changes in industry EBITDA (which stands for earnings before interest, income taxes, depreciation and amortization) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), significant disruptions to our operations as a result of internal or external events or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. In fiscal 2024 and 2022, we had no impairments of goodwill or other intangible assets. In fiscal 2023, we had an impairment of goodwill and no impairments of other intangible assets. In fiscal 2024, 2023 and 2022, we had no impairments of long-lived assets. Refer to Notes 2 and 9 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion of our goodwill and other indefinite-lived intangible assets. Refer to Note 2 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion of our long-lived assets.
Increases in labor-related costs, including the costs of medical and other employee health and welfare benefits, may reduce our profitability.
Inflationary pressures, shortages in the labor market and increased competition for skilled and talented employees have increased our labor costs, which have negatively impacted our profitability, and we expect this trend to continue into fiscal 2025, although there has been some alleviation of wage pressures. Although we continue to develop and enhance opportunities for efficient work processes, including using robotic technology and other artificial intelligence capabilities, an inability to automate processes in our manufacturing and distribution facilities could result in increases in labor costs. Labor costs also include the costs of providing medical and other health and welfare benefits to our employees as well as certain former employees. With 11,480 employees as of November 1, 2024 (which excludes the employees of our unconsolidated subsidiaries), our profitability is from time to time substantially affected by the costs of such benefits. Although we try to control these costs, they can vary because of changes in health care laws and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase in these costs could have a materially negative impact on our profitability, financial condition, results of operations and cash flows.
Increases in interest rates may negatively affect earnings.
From time to time, we have debt outstanding with exposure to variable interest rates. As a result, we have in the past been and may in the future be adversely impacted by rising interest rates. From time to time, we also utilize derivative instruments to hedge the interest rate risk associated with our outstanding debt. The market values of these derivative instruments are subject to changes in the secured overnight financing rate (“SOFR”). As a result, these derivative instruments have resulted, and may continue to result, in volatility in our financial results due to interest rate fluctuations.
Volatility in the market value of derivative instruments we use to manage exposures to fluctuations in commodity prices and interest rates may cause volatility in our net earnings.
We utilize derivative instruments to manage commodity price risk for some of our principal ingredient and energy costs. In addition, from time to time, we utilize derivative instruments to manage our interest rate risk. Changes in the fair value of these derivative instruments, which are not designated for hedge accounting, are recognized immediately in our Consolidated Statements of Operations, resulting in volatility in our net earnings. If the fair value of these derivative instruments changes in an unpredictable or significantly favorable or unfavorable manner, we may experience material adjustments within our results of operations. Refer to Notes 2 and 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion of our derivative instruments.
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
We maintain and contribute to qualified defined benefit plans in the U.S., Canada and the U.K., primarily for our Post Consumer Brands and Weetabix businesses. With respect to those plans we maintain, we are obligated to ensure that such plans are funded or paid in accordance with applicable regulations. In the event the assets in which we invest do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to these plans and recognize increased expense in our financial statements.
Legal, Regulatory and Sustainability Risks
If our products become adulterated or contaminated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and may experience product liability claims if consumers or their pets are injured.
Selling products for human and animal consumption involves a number of risks, including contamination, spoilage, degradation, tampering, allergens, mislabeling or other adulteration. Additionally, many of the ingredients used to make certain of our products, including eggs, pork, nuts, raw potatoes, grains, dairy, raw meat and poultry, are vulnerable to contamination by naturally occurring molds and pathogens, such as salmonella. These pathogens may survive in our products as a result of improper handling by us, customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution or delivered. From time to time, we need to recall, withdraw or isolate some or all of our products if there is suspected or confirmed damage, adulteration, undeclared allergens, mislabeling, misbranding or other food safety concerns, whether caused by us or someone in our supply chain or distribution network. Such an incident has in the past resulted and could in the future result in destruction of product ingredients and inventory, negative publicity, temporary plant closings, supply chain interruption, substantial costs of compliance or remediation, fines or increased scrutiny by federal, state or foreign regulatory agencies, any of which could materially adversely affect our businesses, financial condition, results of operations and cash flows. New scientific discoveries regarding ingredients, microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any of our products cause illness or injury, we may be liable for monetary damages as a result of claims against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers or customers from buying our products or cause production and delivery disruptions. Although we have various insurance programs in place that, subject to their terms and conditions, are intended to address certain costs associated with these events, this insurance coverage may not cover all or any losses associated with an event, and any of these events or a loss of consumer or customer confidence resulting from any such event could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations or to interpretations thereof, could adversely affect our businesses.
Our businesses are subject to a variety of laws and extensive regulations administered by federal, state and local government authorities for both the countries where we manufacture or license products, primarily in the U.S., Canada and the U.K., and those where we distribute products, including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling, ingredients and distribution, animal welfare, traceability, packaging materials, worker health, workplace safety and other labor-related matters. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration, the Department of Labor and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). Internationally, we are regulated by, among other authorities, Health Canada, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U. member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed or licensed. Certain of our businesses are subject to heightened regulations. Specifically, certain of our Foodservice and Refrigerated Retail businesses’ products are subject to continuous on-site inspections by the USDA. Such heightened regulatory scrutiny results in increased costs of operations and the potential for delays in product sales. In addition, there is some risk that product classifications could be changed by regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs.
Changes in applicable legal or regulatory requirements, including new food safety requirements, revised labeling requirements for human or pet food (such as front of pack labeling requirements, changes to standards for health claims and pet food label modernization), sales or media and marketing restrictions (such as new laws or regulations restricting our ability to advertise or market our products, including restrictions on specific types of television and online advertising or restrictions on certain types of promotions or in-store placements, or to advertise or market our products to certain audiences), new requirements to encourage sustainable packaging and new disclosure requirements related to climate change or sustainability in the U.S. or elsewhere, evolving interpretations of existing legal or regulatory requirements or changes in enforcement priorities occur from time to time. In addition, the results of elections, referendums or other political conditions have in the past impacted and could continue to impact how existing laws, regulations and government programs and policies are implemented, interpreted or prioritized or resulted and could continue to result in uncertainty as to how such laws, regulations, programs or policies may change or what new laws, regulations, government programs or policies may be implemented or other governmental actions may occur. The impact of current laws and regulations, changes in these laws or regulations or interpretations thereof or the introduction of new laws or regulations from time to time increases the costs of doing business (including increased compliance costs, capital expenditures and other financial obligations) for us or our customers or third-party suppliers or manufacturers, impacts demand for our products or results in negative publicity. As specific examples, some states have passed laws or enacted regulations, or may do so in the future, that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and pigs, which have resulted in us incurring additional operating and capital costs. In addition, there is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding sustainability or other environmental policies relating to packaging, environmental contaminants, climate change and the regulation of greenhouse gas emissions and mandatory disclosures related to such topics. Compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations, strategy, supply chain management and disclosures, which will likely require substantial time, attention and costs.
Governmental regulations also affect or regulate taxes and levies, tariffs, import and export restrictions, healthcare costs, competition, data privacy and security and related disclosures, usage of artificial intelligence, immigration and labor issues, including human rights, governmental assistance programs and incentives (as examples, the discontinuation of the heightened Supplemental Nutrition Assistance Program benefits during fiscal 2023 and the resumption of student loan repayments during fiscal 2024, both of which were benefits that had been put in place during the COVID-19 pandemic and the removal of which we believe have adversely impacted us in recent fiscal years) and other regulatory matters, any or all of which may have a direct or indirect effect on our businesses or the businesses of our customers, third-party suppliers or manufacturers or others in our supply chain. In addition, from time to time, we are the target of claims relating to alleged false or deceptive advertising under federal, state and foreign laws and regulations. We also may be impacted by changes to administrative policies, such as business restrictions, tariffs and trade agreements, in markets in which we manufacture, sell, license or distribute our products. The limited availability of government inspectors due to a government shutdown, government restrictions, public health crises or closed borders could cause disruption to our manufacturing facilities. A government shutdown also could impact our ability to receive governmental approvals necessary for our businesses, such as labeling of new products.
It is possible that federal, state, local or foreign enforcement authorities might take regulatory or enforcement action, which could result in significant fines or penalties, revocations of required licenses and injunctions, as well as potential criminal sanctions. Even if we make changes to align ourselves with changing legal or regulatory requirements, we may still be subject to significant penalties if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. If we are found to be significantly out of compliance with applicable laws, regulations or permits, an enforcement authority could issue a warning letter, institute enforcement actions or both, which could result in additional costs, product detentions, substantial delays in production or even a temporary shutdown in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall product or otherwise remove product from the market and temporarily cease its manufacture and distribution, which would increase our costs and reduce our revenues. Any claims, such as product liability or labeling claims, resulting from the failure to comply with applicable laws and regulations would be expensive to defend and could result in substantial damage awards against us or harm our reputation. Any of these events would negatively impact our revenues and costs of operations.
Pending and future litigation may impair our reputation or cause us to incur significant costs.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the advertising, marketing, labeling or certification of products, employment matters, environmental matters, data privacy or security or other aspects of our business. Over the past several years, the food and beverage and pet food industries have continued to face litigation alleging deceptive advertising and labeling. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation or brands. In addition, we may incur substantial costs and fees in defending such actions or asserting our rights, be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. The outcome of pending or future litigation is often difficult to predict, may not be consistent with our established reserves for such matters and may have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Although we have various insurance programs in place that, subject to their terms and conditions, are intended to address certain costs associated with these events, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Failure to comply with personal data protection and privacy laws can adversely affect our businesses, financial condition, results of operations and cash flows.
    We are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding personal information, data privacy, data protection and data security. Such laws, regulations, guidelines and principles impose varying obligations and requirements from country to country or, within the U.S., from state to state, which can create complexity in our compliance efforts. Our efforts to comply with such requirements, including the General Data Protection Regulation, the E.U.’s retained law version of the General Data Protection Regulation, the U.K.’s Data Protection Act of 2018, the E.U.-U.S. Data Privacy Framework and the California Consumer Privacy Act (as modified by the California Privacy Rights Act) and various other states’ laws, require significant time and resources and impose significant challenges that are likely to continue to increase over time, particularly as additional jurisdictions adopt similar requirements. In addition, if a state or other jurisdiction where we have substantial operations were to adopt new requirements, or if there were changes in existing requirements or interpretations thereof, we could incur substantial compliance costs. Failure to comply with these requirements or to otherwise protect personal data from unauthorized access, use or other processing could result in substantial penalties or fines, regulatory proceedings, litigation and damage to our reputation, any of which could adversely affect our businesses, financial condition, results of operations and cash flows. In addition, because in certain contexts we rely on third parties to collect and process data on our behalf, any failure by these third parties to comply with the applicable obligations and requirements, or a breach suffered by any of these third parties, with respect to data they are collecting and processing on our behalf could adversely impact us.
Climate change, or legal, regulatory or market measures to address climate change or other environmental and sustainability matters, may negatively affect our businesses, reputation and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause increases in the frequency or severity of any acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, fire and water stress. If any of these circumstances has a negative effect on agricultural productivity, we may be subject to disruptions in the availability or less favorable pricing for certain raw materials that are necessary for our products, including wheat, oats, corn and other grain products, sugar, fruit, nuts, eggs, potatoes, animal proteins and dairy products. In addition, increases in the frequency and severity of extreme weather or natural disasters may result in damage or disruptions to our manufacturing operations or our third-party suppliers’ or manufacturers’ or customers’ operations, disrupt our supply chain or distribution channels, impact demand for our products, increase our insurance or other operating costs or require us to make additional mandatory or voluntary capital expenditures. Also, water is essential to our businesses and the safety of our products, and the impacts of these circumstances may cause unpredictable availability of, or usage restrictions on, water of acceptable quality, which may lead to, among other things, adverse effects on our or our third-party suppliers’ or manufacturers’ operations.
The increasing concern over climate change and other environmental and sustainability matters may result in more federal, state, local and foreign legal requirements, fees or taxes, including (i) related to reducing or mitigating the effects of greenhouse gases, reducing waste, increasing the recyclability and reuse of packaging materials or conserving or replenishing water, (ii) implementing new sustainability initiatives or (iii) requiring additional disclosure obligations. Collecting, measuring, analyzing and auditing information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Our compliance, or our customers’ or third-party suppliers’ or manufacturers’ compliance, with existing laws and regulations and new laws or regulations enacted in the future, or any changes in how existing laws or regulations are enforced, administered or interpreted, may lead to an increase in compliance costs, cause changes in the way operations are conducted, expose us to additional risk of liabilities and claims and place strain on our personnel, systems and resources, any of which could have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Also, our customers or consumers from time to time place increased priority on purchasing products that are sustainably grown and made or that are sustainably packaged and certified as such, requiring us to incur increased costs for additional transparency, due diligence and reporting and for the inputs for such products. Further, our businesses could be adversely affected if we are unable to remain effectively aligned with expectations from the media, our shareholders and other stakeholders, which expectations may contradict one another, on strategy, performance and disclosure on climate change and other environmental, sustainability, social and governance matters, which could result in reduced demand for our products or adverse impacts on our ability to raise capital or could divert the attention of management and our employees from operating our businesses. Any failure to meet or delay in meeting, or perceived failure to meet or delay in meeting, stakeholder expectations on environmental, sustainability, social and governance matters or any perception of a failure to act responsibly with respect to environmental, sustainability, social or governance matters by us or others in our supply chain could lead to adverse publicity, which could damage our reputation, which in turn could adversely impact our financial results or our ability to raise capital, as well as expose us to regulatory and legal risks.
Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, know-how, copyrights and licenses, to be a significant and valuable asset to us. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as exclusive and nonexclusive licensing agreements, third-party nondisclosure, confidentiality and assignment agreements, confidentiality provisions in third-party agreements and the policing of third-party misuses of our intellectual property. Our failure or inability to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm us. In addition, as certain of our trademarks, trade names and trade secrets are subject to licenses and are shared and used by third parties, negative events outside of our control could have an adverse impact on us and our businesses, financial condition, results of operations and cash flows.
We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be costly and time-consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; damage our reputation; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could require us to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any or all of which could have a negative impact on our operating profits and harm our future prospects.
Termination of our material intellectual property licenses could have a material adverse effect on our businesses.
We market certain of our products in the U.S., Canada, the U.K. and several other locations pursuant to intellectual property license agreements. These licenses give us the right to use certain names, characters and logos in connection with our products and to sell the products in certain regions. If we were to breach any material term of these license agreements and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the names, characters and logos for this reason or any other reason, or if a licensor decided not to renew a license agreement upon the expiration of the license term, the loss of such rights could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
We are subject to certain continuing obligations, including indemnification obligations and lease guarantor obligations, related to the sale of the Bob Evans restaurants business that could adversely affect our financial condition, results of operations and cash flows.
In April 2017, prior to our acquisition of Bob Evans, Bob Evans completed the sale and separation of its restaurants business (the “Bob Evans Restaurants Transaction”) to Bob Evans Restaurants, LLC, an affiliate of Golden Gate Capital Opportunity Fund, L.P. (the “Bob Evans Restaurants Buyer”), pursuant to a sale agreement between Bob Evans and the Bob Evans Restaurants Buyer (the sale agreement, together with agreements related thereto, collectively referred to as the “Restaurants Sale Agreement”). As a result of our acquisition of Bob Evans, we have the obligation to indemnify the Bob Evans Restaurants Buyer for certain breaches of the Restaurants Sale Agreement and certain other liabilities set forth in the Restaurants Sale Agreement.
In addition, in connection with the Bob Evans Restaurants Transaction, the Bob Evans Restaurants Buyer assumed the lease obligations of the Bob Evans restaurants business. However, as part of a sale leaseback transaction of 143 of Bob Evans’s restaurant properties that Bob Evans completed in 2016, Bob Evans and one of its wholly-owned subsidiaries entered into payment and performance guarantees relating to the leases on such restaurant properties (the “Guarantees”), which remained in place after the completion of the Bob Evans Restaurants Transaction. The Guarantees have subsequently been adjusted to 129 properties. Although the Bob Evans Restaurants Buyer assumed responsibility for the payment and performance obligations under the leases on the sale leaseback properties, under the terms of the Guarantees, we remain liable for payments due under any of the leases that remain in place if the Bob Evans Restaurants Buyer fails to satisfy its lease obligations where we do not otherwise have adequate defenses under the Guarantees, the lease agreements or applicable law. Any such unexpected expenses related to our obligations under the Guarantees or under the Restaurants Sale Agreement could adversely affect our financial condition, results of operations and cash flows.
We are subject to occupational safety and environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those regarding occupational safety and transportation, limiting the discharge and release of pollutants into the environment and regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Occupational safety failures, environmental releases or failures to comply with occupational safety and environmental laws and regulations could result in severe fines and penalties by governments or courts of law and could result in negative publicity. In addition, future laws may more stringently regulate occupational exposure or environmental matters, including greenhouse gas emissions, water use and wastewater management.
Future events, such as new or more stringent occupational safety or environmental laws and regulations, new environmental claims, the discovery of currently unknown environmental conditions requiring responsive action or more vigorous interpretations or enforcement of existing environmental laws and regulations, might require us to incur increased costs, capital expenditures or other financial obligations that could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
Provisions in our articles of incorporation and bylaws and provisions of Missouri law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.
Our restated amended and restated articles of incorporation (the “articles of incorporation”), our amended and restated bylaws (the “bylaws”) and Missouri law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and incentivizing prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:
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
General Risk Factors
Changes in tax laws may adversely affect us, and the IRS, another taxing authority or a court may disagree with our tax positions, which may result in adverse effects on our businesses, financial condition, results of operations and cash flows.
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
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks and uncertainties discussed in this report, announcements we make about our businesses, variations in our quarterly results of operations and those of our competitors, market data that is available to subscribers, reports by industry analysts, whether or not we meet the financial estimates of analysts who follow us, industry or market trends, investor perceptions, actions by credit rating agencies, future issuances or sales of our common stock, to the extent any Convertible Notes are converted into shares of our common stock or cash or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions, including inflation, heightened interest rates, economic downturns or recessions. In addition, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remediated in time to meet the annual deadline imposed by SOX. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. In addition, in the event that we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As discussed under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of this report, management determined that our internal control over financial reporting was effective as of September 30, 2024.
A shareholder’s percentage ownership in Post may be diluted in the future.
As with any publicly-traded company, our shareholders’ percentage ownership in Post may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees and the vesting of those equity awards. For a brief discussion of our equity incentive plans, see Note 20 within “Notes to Consolidated Financial Statements” in Item 8 of this report. In addition, any Convertible Notes converted into shares of our common stock will dilute the ownership of our then existing shareholders.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity risk management is a critical component of our overall risk management.
Given our decentralized and adaptive operating model, each of our businesses is responsible for implementing and managing its own cybersecurity program, following our established enterprise-wide standards and strategy and using the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), which outlines industry-wide best practices addressing the components of a cybersecurity program. We utilize a third party to routinely assess the alignment of the cybersecurity programs across our organization with the NIST CSF and the program maturity in each of the included objectives. The results of these assessments are used to develop a risk-informed approach to our prioritization and allocation of resources and investment.
We employ industry standard security controls and technologies to protect our information technology (“IT”) environment and to monitor for and detect anomalous activity. Our IT security controls and technologies are designed to protect the confidentiality, integrity and availability of our processes and systems. Across our organization, our IT security architecture and controls are designed using a risk-based approach that takes into account the effectiveness of the controls, the likelihood and severity of the risk, the current threat landscape, known industry-specific threats and the likely impact of a breach with and without the respective controls. Our controls and technologies are evaluated regularly for their relevancy to the current threat landscape. We retain a risk register to catalog known risks and assess their potential impact on our organization, enabling our proactive management of such risks and the development and implementation of mitigation strategies. We also utilize independent third parties to perform annual penetration tests at each of our businesses, allowing us to internally and externally test the controls in our facilities, networks, devices and cloud environments. In addition, we maintain and test backup and recovery systems and disaster recovery of our critical systems that are required to support our core business operations.
Our Company depends on third-party technology providers that are critical to our business operations through software, services, solutions and hosting. We utilize programs to assess the controls of these providers in an effort to reduce the likelihood of potential impacts to the confidentiality, integrity and availability of our systems. We also design our systems and the ways such providers may access our systems to limit their ability to impact our operations or systems beyond what they require. In addition, for third parties that may hold our information on their own systems, we implement processes to gather information about how such third parties secure their systems, which may include obtaining and reviewing attestations and reports from the third parties.

To help raise employee awareness of current cybersecurity threats and tactics, in particular social engineering, we provide training to our employees so that they can help identify risks and protect our organization. Through annual training, monthly phishing simulation tests, newsletters and other information postings, we educate our employees and reinforce our processes to report any suspicious activity.
In the event of a cybersecurity incident, our businesses maintain incident response plans meeting certain enterprise-established standards. Such incident response plans address the roles and responsibilities of personnel across our enterprise, required steps to take in response to an incident, incident communications plans, designated contacts for outlined response activities and playbooks to guide responses to certain common types of threats that we face. These incident response plans are reviewed and updated at least annually, with table-top exercises performed at least annually. We also have established relationships with various third-party experts and advisors to provide support in the event of a cybersecurity incident. In addition, we maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cybersecurity incidents. In conjunction with our incident response plans, we also have a process to assess whether a cybersecurity incident triggers applicable regulatory reporting obligations.
We (or third parties we rely upon) may not be able to fully, continuously and effectively implement security controls as intended, or the controls we implement may be inadequate or fail to address a particular risk. For further discussion of these risks, see “Risk Factors – Business and Operating Risks – Technology failures or cybersecurity incidents could disrupt our operations and negatively impact our businesses” in Item 1A of this report. While we are regularly targeted by cybersecurity threats, including cybersecurity attacks, ransomware and other cybersecurity breaches, and we expect them to continue in the future, during the year ended September 30, 2024, we did not identify any risks from cybersecurity threats that materially impacted or are reasonably likely to materially impact us.
Governance
Various individuals and teams throughout our organization are responsible for the oversight and management of cybersecurity risk for our organization.
Board of Directors Oversight
The Audit Committee of our Board of Directors has overall responsibility for the oversight of cybersecurity risk. The Audit Committee receives updates, on at least a quarterly basis, from our Chief Information Officer (the “CIO”) and our Chief Information Security Officer (the “CISO”) regarding our enterprise-wide cybersecurity program, which may address a range of topics, including the health, efficacy and maturity of our cybersecurity programs, the results of various assessments periodically performed on our IT environment, emerging threats and trends and cybersecurity events.
Management Oversight
Our CISO, who reports to our CIO, has overall responsibility for our enterprise-wide cybersecurity activities. The CISO is responsible for establishing the strategy, architecture, policies, procedures and standards related to cybersecurity across our organization. Each business then has a Security Lead, who reports to that business’s IT leadership, responsible for the strategy, implementation and operation of that business’s cybersecurity program (collectively, our CISO, CIO and the Security Leads are referred to as our “Security Team”). Our CISO holds a master’s degree in information systems and has over twenty-two years of IT experience, including eight years of experience dedicated to cybersecurity and IT risk management. Having spent over twelve years at Post in various IT capacities, including approximately four years as the head of cybersecurity, his extensive knowledge of our IT systems and controls is instrumental in safeguarding our digital infrastructure. Our CIO’s background encompasses approximately twenty-six years of IT experience, including approximately six years of cybersecurity and risk management oversight, and approximately six years in supply chain and business transformation leadership. This includes over thirty years in various roles of increasing responsibility at Bob Evans, which Post acquired in 2018, ultimately serving as the CIO of Bob Evans for approximately four years before becoming our CIO in 2022. His broad knowledge and significant experience enable him to have a holistic risk management view across our organization. In addition, members of our Security Team participate in industry specific organizations that allow us to share information about threats and risks facing our industry, share best practices across our industry and work together to find opportunities to strengthen our industry. Members of our Security Team also have established and maintain relationships with governmental entities, which have helped inform our cybersecurity incident response planning and the protection of our IT environment.
Our Security Council, comprised of the Security Leads from each business and led by our CISO, meets on a monthly basis to discuss emerging trends and threats, share cybersecurity practices across our organization and discuss potential issues. Our Enterprise Security Risk Group (the “ESRG”), which is comprised of a cross functional group of leaders from our organization representing legal, finance, human resources, compliance and internal audit and is led by the CISO, meets at least quarterly to review cybersecurity program performance, cybersecurity risks, progress on projects and risk remediation activities. In addition, the Security Leads report on their cybersecurity programs to the CISO and the ESRG on a quarterly basis.

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
Post Consumer Brands
The main administrative office for Post Consumer Brands, which we own, is located in Lakeville, Minnesota. Post Consumer Brands also leases administrative office space in Bentonville, Arkansas; Cincinnati, Ohio; Orrville, Ohio; Visalia, California and Toronto, Ontario.
Post Consumer Brands has thirteen owned manufacturing facilities located in Asheboro, North Carolina; Battle Creek, Michigan; Bloomsburg, Pennsylvania (which includes a distribution center); Jonesboro, Arkansas; Lawrence, Kansas; Meadville, Pennsylvania (which includes a warehouse); Niagara Falls, Ontario; Northfield, Minnesota (which consists of two facilities and also includes a distribution center); Sparks, Nevada; Tremonton, Utah and Visalia, California (which consists of two facilities, both of which include warehousing space). Post Consumer Brands also leases land for another owned manufacturing facility located in Cobourg, Ontario. Post Consumer Brands maintains 8.3 million square feet of warehouse and distribution space throughout the U.S. and Canada, 2.1 million of which is owned by us and 6.2 million of which is leased by us. In connection with our expansion into the pet food category, Post Consumer Brands has been in the process of integrating and optimizing its distribution network during fiscal 2024, which it expects to continue.
Weetabix
Weetabix has four owned manufacturing facilities in the U.K. in Burton Latimer, Corby, Ashton-under-Lyne and Deeside, each of which includes warehousing space. In addition, each of Weetabix’s joint ventures in Kenya and South Africa owns a manufacturing facility in those respective countries. Weetabix also leases office space in the U.K., United Arab Emirates and Spain.
Foodservice
The Foodservice segment has leased administrative offices in Hopkins, Minnesota and Norfolk, Nebraska. Operations for our Foodservice segment include nine owned egg products production facilities in Illinois, Iowa, Minnesota and Nebraska, and four leased egg products production facilities in Arizona, New Jersey and Pennsylvania. The egg products business owns five layer hen facilities and five pullet facilities in the U.S. Operations for our Foodservice segment include two owned potato processing facilities in Mars Hill, Maine and Chaska, Minnesota, two owned meat products processing and production facilities in Norfolk and Ravenna, Nebraska and a leased potato processing facility in North Las Vegas, Nevada. In addition, our Foodservice segment owns and operates a ready-to-drink shake manufacturing facility in West Jefferson, Ohio.
Refrigerated Retail
The Refrigerated Retail segment has leased administrative offices in New Albany, Ohio; Cincinnati, Ohio; Rogers, Arkansas and Edina, Minnesota. In addition to certain of the egg products production facilities previously referenced for our Foodservice business, our Refrigerated Retail operations include owned sausage production plants in Hillsdale, Michigan and Xenia, Ohio. In addition to the facilities in Mars Hill, Maine and Chaska, Minnesota previously referenced for our Foodservice business, our Refrigerated Retail operations include an owned manufacturing plant in Sulphur Springs, Texas, which produces side dishes, and a leased potato and side dish processing facility in Lima, Ohio. The Refrigerated Retail segment additionally operates an owned cheese processing and packaging facility and distribution center in Lake Mills, Wisconsin for its cheese and other dairy-case products business. The Refrigerated Retail segment uses an owned transportation facility in Springfield, Ohio and a leased transportation property in Talty, Texas.

ITEM 3.    LEGAL PROCEEDINGS
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 18 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Pursuant to SEC regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the fourth quarter of fiscal 2024.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “POST”. There were 2,393 shareholders of record on November 11, 2024. We did not pay any cash dividends on our common stock during the years ended September 30, 2024 or 2023. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The information required under this Item 5 concerning equity compensation plan information is set out under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (b)
July 1, 2024 - July 31, 2024	345,078	$105.43	345,078	$147,716,295
August 1, 2024 - August 31, 2024	12,969	$111.74	12,969	$498,550,808
September 1, 2024 - September 30, 2024	90,307	$114.72	90,307	$488,190,635
Total	448,354	$107.48	448,354	$488,190,635
(a)Does not include broker’s commissions.
(b)On January 30, 2024, our Board of Directors approved an authorization to repurchase up to $400.0 million of shares of our common stock effective February 5, 2024 (the “Prior Authorization”). The Prior Authorization had an expiration date of February 5, 2026. On July 30, 2024, our Board of Directors cancelled the Prior Authorization effective August 4, 2024 and approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective August 5, 2024 (the “New Authorization”). The New Authorization has an expiration date of August 5, 2026. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

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
This graph covers the period from September 30, 2019 through September 30, 2024.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among Post Holdings, Inc., the Russell 1000 Index and the S&P 1500 Packaged Foods & Meats Index

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
Sep 30, 2019
Sep 30, 2020
Sep 30, 2021
Sep 30, 2022
Sep 29, 2023
Sep 30, 2024
Post Holdings, Inc.
Russell 1000 Index
S&P 1500 Packaged Foods & Meats Index

* $100 invested on 9/30/19 in stock or index.
Performance Graph Data

	Post ($)	Russell 1000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
9/30/2019	100.00	100.00	100.00
9/30/2020	81.25	116.00	104.03
9/30/2021	104.08	151.90	109.88
9/30/2022	113.47	125.73	115.77
9/29/2023	118.78	152.34	118.53
9/30/2024	160.35	206.67	131.41
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
The following should be read in conjunction with the discussion and analysis of our fiscal 2023 results compared to our fiscal 2022 results, including any related discussion of fiscal 2022 results and activity, which can be found in Item 7 under the title “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2023, and such discussion and analysis is incorporated by reference herein.
OVERVIEW
We are a consumer packaged goods holding company, operating in four reportable segments. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At September 30, 2024, our reportable segments were as follows:
•Post Consumer Brands: primarily North American ready-to-eat (“RTE”) cereal, pet food and peanut butter;
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
Subsequent to the PHPC Redemption, PHPC dissolved in June 2023, and all classes of shares of PHPC equity were cancelled, including the PHPC Private Placement Units and the shares of PHPC Series F Common Stock, which were surrendered by PHPC Sponsor for no consideration. PHPC Sponsor subsequently dissolved in August 2023.
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
Fiscal 2023
On April 28, 2023, we completed our acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and certain manufacturing and distribution facilities (collectively, “Pet Food”), which is reported in our Post Consumer Brands segment. In connection with the Pet Food acquisition, we entered into a transition services agreement with Smucker (the “TSA”) pursuant to which Smucker provided certain Pet Food support services to us for a transition period of 18 months following the close of the acquisition based on the terms set forth in the TSA, which ended in the first quarter of fiscal 2025. Pet Food receivables and payables were settled between us and Smucker monthly on a net basis per the terms of the TSA.
For additional information on our acquisitions, refer to Note 6 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, has been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•inflationary pressures on input costs across all segments of our business (refer to “Commodity Trends and Seasonality” section below);
•shifting consumer preferences from branded to private label or other value products as consumers continue to be impacted by rising costs, which has negatively impacted sales volumes within our Refrigerated Retail, Post Consumer Brands and Weetabix segments and driven shifts in product mix toward lower margin products within our Post Consumer Brands and Weetabix segments; and
•outbreaks of highly pathogenic avian influenza (“HPAI”), which impacted our Foodservice and Refrigerated Retail segments. During fiscal 2023, we incurred increased costs as a result of outbreaks, which were mitigated through management of volume needs with customers and pricing actions. During fiscal 2024, we experienced additional outbreaks of HPAI; however, the impact to our results of operations during the year ended September 30, 2024 were not material. The impact from these outbreaks, or further outbreaks in the future, could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses.

RESULTS OF OPERATIONS

	Year Ended September 30,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$7,922.7	$6,991.0	$931.7	13%

Operating Profit	$793.5	$598.9	$194.6	32%
Interest expense, net	316.5	279.1	37.4	13%
Loss (gain) on extinguishment of debt, net	2.1	(40.5)	42.6	105%
Expense (income) on swaps, net	15.7	(39.9)	55.6	139%
Gain on investment in BellRing	—	(5.1)	5.1	100%
Other income, net	(12.9)	(7.6)	(5.3)	(70)%
Income tax expense	105.1	99.7	5.4	5%
Equity method loss, net of tax	0.1	0.3	(0.2)	(67)%
Less: Net earnings attributable to noncontrolling interests from continuing operations	0.2	11.6	(11.4)	(98)%
Net Earnings	$366.7	$301.3	$65.4	22%
Net Sales
Net sales increased $931.7 million, or 13%, during the year ended September 30, 2024, when compared to the prior year, driven by higher net sales within our Post Consumer Brands and Weetabix segments, partially offset by lower net sales within our Foodservice and Refrigerated Retail segments. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $194.6 million, or 32%, during the year ended September 30, 2024, when compared to the prior year, primarily driven by higher segment profit within our Post Consumer Brands, Weetabix and Refrigerated Retail segments and lower general corporate expenses, partially offset by lower segment profit within our Foodservice segment. For further discussion, refer to “Segment Results” within this section.
Interest Expense, net
Interest expense increased $37.4 million, or 13%, for the year ended September 30, 2024, when compared to the prior year. This increase was driven by higher average outstanding principal amounts of debt, a higher weighted-average interest rate and lower interest income compared to the prior year. Our weighted-average interest rate on our total outstanding debt was 5.1% and 4.9% for the years ended September 30, 2024 and 2023, respectively.
For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.
Loss (Gain) on Extinguishment of Debt, net
During the year ended September 30, 2024, we recognized a net loss of $2.1 million related to the repayment of our Fourth Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section), the redemption of our 5.75% senior notes and the partial repurchase of our 5.625% senior notes and 4.50% senior notes. The net loss included tender fees and the write-off of debt issuance costs of $6.0 million and net premiums paid of $0.7 million, offset by the write-off of $4.6 million of unamortized premiums.
During the year ended September 30, 2023, we recognized a net gain of $40.5 million related to the partial repurchase of our 4.50% senior notes and our 4.625% senior notes. The net gain included net debt discounts received of $42.9 million and the write-off of unamortized premiums of $0.9 million, offset by the write-off of debt issuance costs of $3.3 million related to our senior notes and our Third Incremental Term Loan (as defined in “Liquidity and Capital Resources” within this section).
For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Expense (Income) on Swaps, net
During the years ended September 30, 2024 and 2023, we recognized expense (income) on swaps, net of $15.7 million and $(39.9) million, respectively, related to mark-to-market adjustments on our interest rate swaps. For additional information on our interest rate swaps, refer to Note 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.
Gain on Investment in BellRing
During the year ended September 30, 2023, we recorded a gain related to our equity interest in BellRing Brands, Inc. (“BellRing”), which we retained subsequent to our distribution of a portion of our interest in BellRing (our “Investment in BellRing”), of $5.1 million. For additional information on our Investment in BellRing, refer to Notes 5 and 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Income Tax Expense
Our effective income tax rate for fiscal 2024 was 22.3% compared to 24.1% for fiscal 2023. The following table presents the reconciliation of income tax expense with amounts computed at the United States (the “U.S.”) federal statutory tax rate.

	Year Ended September 30,
	2024	2023
Computed tax at federal statutory rate (21%)	$99.1	$86.7
State income tax, net of effect on federal tax	12.9	12.2
Non-deductible compensation	7.9	7.0
Rate differential on foreign income	1.9	(0.2)
Return-to-provision	1.3	(0.1)
Enacted tax law and changes in deferred tax rates	0.9	(5.8)
Valuation allowances	(8.4)	1.0
Excess tax benefits for share-based payments	(5.6)	(5.7)
Income tax credits	(2.9)	(2.4)
Enhanced deduction for food donations	(1.6)	(1.6)
Non-deductible goodwill impairment charge	—	8.9
Gain on investment in BellRing (a)	—	(1.1)
Other, net (none in excess of 5% of statutory tax)	(0.4)	0.8
Income tax expense	$105.1	$99.7
(a)No income taxes were recorded with respect to the non-cash realized and unrealized book gains on the Company’s Investment in BellRing during the year ended September 30, 2023, as the Company fully divested its remaining Investment in BellRing within 12 months of our previous transactions related to the distribution of a portion of our interest in BellRing in a manner intended to qualify as tax-free for U.S. federal income tax purposes. For additional information on our Investment in BellRing, refer to Notes 5 and 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
The Organization for Economic Cooperation and Development’s global tax reform initiative (referred to as Pillar 2) is aimed at ensuring multinational enterprises pay a minimum level of tax in all countries in which they operate, with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. We continue to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available and do not expect Pillar 2 to have a material impact on our effective income tax rate or our consolidated results of operations, financial position or cash flows.
SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, demolition and site remediation costs related to unused facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses.
Post Consumer Brands

	Year Ended September 30,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$4,109.6	$3,033.1	$1,076.5	35%
Segment Profit	$541.2	$378.8	$162.4	43%
Segment Profit Margin	13%	12%

Net sales for the Post Consumer Brands segment increased $1,076.5 million, or 35%, for the year ended September 30, 2024, when compared to the prior year. The increase in net sales was primarily driven by the inclusion of seven incremental months of Pet Food net sales of $932.8 million and ten months of Perfection net sales of $213.7 million. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases taken to mitigate inflation. Volumes increased 56%, primarily driven by the inclusion of seven incremental months of Pet Food and ten months of Perfection, partially offset by volume decreases in branded and non-retail cereal.
Segment profit for the year ended September 30, 2024 increased $162.4 million, or 43%, when compared to the prior year. The increase in segment profit was primarily driven by higher net sales, as previously discussed, partially offset by higher product costs. The increase in product costs was primarily driven by the inclusion of seven incremental months of costs attributable to Pet Food of $661.7 million and ten months of costs attributable to Perfection of $179.8 million and higher manufacturing costs of $33.4 million, partially offset by lower raw material costs of $31.0 million and lower freight costs of $19.0 million. In addition, warehousing costs, advertising and consumer spending and amortization expense increased compared to the prior year, primarily due to the inclusion of seven incremental months of Pet Food results and ten months of Perfection results.
Weetabix

	Year Ended September 30,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$543.2	$512.1	$31.1	6%
Segment Profit	$82.9	$73.9	$9.0	12%
Segment Profit Margin	15%	14%
Net sales for the Weetabix segment increased $31.1 million, or 6%, for the year ended September 30, 2024, when compared to the prior year. The increase in net sales was primarily driven by the inclusion of ten months of Deeside net sales of $23.8 million and a favorable foreign currency exchange impact of $17.0 million. In addition to these impacts, average net selling prices increased primarily due to the annualization of prior year price increases and decreased promotional spending compared to the prior year. Volumes increased 12%, primarily driven by the inclusion of ten months of Deeside, partially offset by volume decreases in branded products.
Segment profit increased $9.0 million, or 12%, for the year ended September 30, 2024, when compared to the prior year. This increase was primarily driven by lower raw material and manufacturing costs of $5.1 million and a favorable foreign currency exchange impact of $2.8 million.
Foodservice

	Year Ended September 30,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$2,307.1	$2,425.9	$(118.8)	(5)%
Segment Profit	$308.1	$349.5	$(41.4)	(12)%
Segment Profit Margin	13%	14%
Net sales for the Foodservice segment decreased $118.8 million, or 5%, for the year ended September 30, 2024, when compared to the prior year. Egg product sales were down $141.7 million, or 7%, driven by lower average net selling prices due to a reduction in HPAI pricing and the pass-through of lower grain and egg market prices, partially offset by favorable product mix. Egg volumes increased 1% as a result of distribution gains. Sales of side dishes were up $14.3 million, or 5%, driven by the annualization of prior year price increases taken to mitigate inflation and volume increases of 2% as a result of distribution gains. Sales of other products were up $8.6 million.
Segment profit decreased $41.4 million, or 12%, for the year ended September 30, 2024, when compared to the prior year, driven by lower net sales, as previously discussed, and higher manufacturing costs of $34.2 million. These negative impacts were partially offset by lower raw material costs of $126.9 million, primarily due to favorable grain and egg market prices compared to the prior year, and lower freight costs of $25.5 million.

Refrigerated Retail

	Year Ended September 30,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$962.2	$1,019.7	$(57.5)	(6)%
Segment Profit	$75.9	$69.2	$6.7	10%
Segment Profit Margin	8%	7%
Net sales for the Refrigerated Retail segment decreased $57.5 million, or 6%, for the year ended September 30, 2024, when compared to the prior year, driven by lower average net selling prices across all product categories primarily due to increased promotional spending and distribution losses in egg and cheese and other dairy products. Egg product sales were down $40.7 million, or 22%, on 11% lower volumes and were incrementally impacted by unfavorable product mix. Cheese and other dairy product sales decreased $22.7 million, or 12%, on 11% lower volumes. Sales of side dishes increased $8.5 million, or 2%, driven by 2% higher volumes due to distribution gains. Sausage sales increased $6.1 million, or 4%, on 6% higher volumes due to distribution gains. Sales of all other products were down $8.7 million driven by the exit of certain low-margin products.
Segment profit increased $6.7 million, or 10%, for the year ended September 30, 2024, when compared to the prior year, driven by lower manufacturing costs of $19.5 million, lower freight costs of $4.0 million and lower raw material costs of $2.6 million. These positive impacts were partially offset by lower net sales, as previously discussed, and higher advertising and consumer spending of $1.5 million.
Other Items
General Corporate Expenses and Other

	Year Ended September 30,		Change in
dollars in millions	2024	2023	$	%
General corporate expenses and other	$201.7	$222.7	$(21.0)	(9)%
General corporate expenses and other decreased $21.0 million, or 9%, for the year ended September 30, 2024, when compared to the prior year. This decrease was driven by increased net gains related to mark-to-market adjustments on economic hedges of $28.5 million (compared to net losses in the prior year), increased net gains related to mark-to-market adjustments and impairments on equity securities and investments of $19.0 million (compared to net losses in the prior year), decreased acquisition-related costs of $14.4 million primarily due to lapping Pet Food acquisition costs in the prior year and a gain on bargain purchase of $10.6 million related to our Deeside acquisition. These positive impacts were partially offset by increased restructuring and facility closure costs (including accelerated depreciation) of $24.4 million primarily related to our Post Consumer Brands segment, lapping a prior year gain related to the write-off of deferred underwriting commissions of $10.7 million and higher employee-related expenses of $9.5 million.
Impairment of Goodwill
There were no goodwill impairment charges recorded during the year ended September 30, 2024. During the year ended September 30, 2023, we recorded a goodwill impairment charge of $42.2 million related to our Cheese and Dairy reporting unit, which is reported in our Refrigerated Retail segment. For additional information on our goodwill impairment charge, refer to Note 9 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the reporting period (for additional information, see Notes 5, 6, 17 and 21 within “Notes to Consolidated Financial Statements” in Item 8 of this report) impacting our liquidity and capital resources:
Fiscal 2024
•$1,000.0 million principal value issued of 6.25% senior secured notes;
•$1,200.0 million principal value issued of 6.375% senior notes;
•entered into a third amendment to our second amended and restated credit agreement dated March 18, 2020 (as amended, the “Credit Agreement” and such amendment, the “Third Amendment”), which replaced our previous revolving credit facility in an aggregate principal amount of $750.0 million (the “Old Revolving Credit Facility”) with a new revolving credit facility in an aggregate principal amount of $1,000.0 million (the “New Revolving Credit Facility”), and extended the maturity date of the New Revolving Credit Facility to February 20, 2029, provided that certain criteria are met;

•$645.0 million borrowed under our Revolving Credit Facility (such term refers to our Old Revolving Credit Facility prior to the Third Amendment and our New Revolving Credit Facility subsequent to the Third Amendment);
•$645.0 million repaid under our Revolving Credit Facility;
•$69.1 million principal value of our 4.50% senior notes repurchased at a discount of $7.9 million;
•$475.0 million principal value of our 5.625% senior notes repurchased at a premium of $4.2 million;
•$459.3 million principal value of our 5.75% senior notes redeemed at a premium of $4.4 million;
•$400.0 million principal value repaid on our Fourth Incremental Term Loan (as defined below);
•3.0 million shares of our common stock repurchased at an average share price of $101.74 per share and at a total cost, including accrued excise tax and broker’s commissions, of $303.1 million; and
•$50.0 million paid and $50.9 million received related to a structured share repurchase contract.
In addition, subsequent to September 30, 2024, we issued $600.0 million principal value of 6.250% senior notes. See Note 23 within “Notes to Consolidated Financial Statements” in Item 8 of this report for additional information.
Fiscal 2023
•entered into a Joinder Agreement No. 4 (the “Fourth Joinder Agreement”), which provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 million under our Credit Agreement, which we borrowed in full on April 26, 2023;
•issued 5.4 million shares of our common stock to Smucker to fund a portion of the Pet Food acquisition;
•entered into a Joinder Agreement No. 3 (the “Third Joinder Agreement”), which provided for an incremental term loan (the “Third Incremental Term Loan”) of $130.0 million under our Credit Agreement, which we borrowed in full on November 18, 2022;
•transferred the remaining 4.6 million shares of our Investment in BellRing to the lender under the Third Joinder Agreement to repay $99.9 million in aggregate principal amount of the Third Incremental Term Loan (the “Second Debt-for-Equity Exchange”) on November 25, 2022;
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
•$345.0 million of investments held in the trust account returned in connection with the PHPC Redemption, of which $312.5 million was distributed to PHPC public stockholders; and
•4.4 million shares of our common stock repurchased at an average share price of $87.13 per share and at a total cost, including broker’s commissions, of $387.1 million.
Sources and Uses of Cash
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, purchase commitments, interest payments, research and development activities, capital expenditures, pension contributions and benefit payments and other financing requirements for the foreseeable future. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact meeting our capital needs during or beyond the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

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
Our senior notes, other than certain of our senior notes described below, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). Our 6.25% senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, and our 6.375% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement or certain of our other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). These guarantees are subject to release in certain circumstances.
Our 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing domestic subsidiaries that have guaranteed our other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries under our other senior notes indentures, which include 8th Avenue and its subsidiaries. If, after the date our 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary guarantees any of our existing senior notes or any other debt securities we may issue in the form of senior unsecured notes or convertible or exchangeable notes, then we must cause such subsidiary to become a guarantor for the 2.50% convertible senior notes as well.
Cash Requirements
Our cash requirements under our various contractual obligations and commitments include:
•    Debt and interest obligations – See Note 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our debt and the timing of future principal and interest payments. For information on our interest rate swaps that require monthly settlements, see Note 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
•    Purchase obligations – Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company has long-term ingredient, packaging, utility and information technology commitments used to support our various businesses for periods up to fiscal 2034. Minimum amounts committed to as of September 30, 2024 were $4,450.8 million (with $2,234.8 million due in fiscal 2025), primarily related to long-term egg contracts, open purchase orders and accrued capital expenditures.
•    Leases – See Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our lease obligations and the amount and timing of future payments.
•    Pension and other postretirement benefit obligations – See Note 19 within “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our pension and other postretirement benefit obligations and the amount and timing of future payments.
•    Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, payments for workers’ compensation, general liability and auto liability claim losses, unrecognized tax benefits and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheets as of September 30, 2024.

The following table presents cash flow data, which is discussed below.

	Year Ended September 30,
dollars in millions	2024	2023
Cash provided by (used in):
Operating activities	$931.7	$750.3
Investing activities	(677.5)	(669.3)
Financing activities	415.6	(555.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.9	1.8
Net increase (decrease) in cash, cash equivalents and restricted cash	$673.7	$(472.9)
Operating Activities
Cash provided by operating activities for the year ended September 30, 2024 increased $181.4 million compared to the year ended September 30, 2023. This increase was primarily driven by lapping inventory cash outflows in the prior year within our Post Consumer Brands and Foodservice segments, cash inflows related to fluctuations in timing of purchases and payments of trade payables within our Post Consumer Brands and Foodservice segments, and increased net cash receipts on our interest rate swaps of $15.8 million. These positive impacts were partially offset by higher tax payments of $63.8 million and higher interest payments of $21.0 million.
Investing Activities
Fiscal 2024
Cash used in investing activities for the year ended September 30, 2024 was $677.5 million, primarily driven by capital expenditures of $429.5 million and net cash payments of $248.1 million related to the Perfection and Deeside acquisitions. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
Fiscal 2023
Cash used in investing activities for the year ended September 30, 2023 was $669.3 million, primarily driven by net cash payments of $715.2 million related to the Pet Food acquisition and capital expenditures of $303.0 million. Capital expenditures in the year primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments. These cash outflows were partially offset by a return of $345.0 million in connection with the PHPC Redemption which had been deposited in a trust account in connection with the PHPC IPO and the PHPC Private Placement.
Financing Activities
Fiscal 2024
Cash provided by financing activities for the year ended September 30, 2024 was $415.6 million. We received proceeds of $1,200.0 million and $1,000.0 million from the issuance of our 6.375% senior notes and 6.25% senior secured notes, respectively, and $645.0 million from borrowings under our Revolving Credit Facility. In addition, we received net proceeds of $0.9 million related to our structured share repurchase contract. We repaid $1,003.4 million principal value of our 4.50%, 5.625% and 5.75% senior notes (net of $7.9 million of discounts), repaid $400.0 million principal value of our Fourth Incremental Term Loan, repaid $645.0 million under our Revolving Credit Facility and repaid $1.1 million principal value of our municipal bond, which resulted in total net repayments of debt of $2,041.6 million. We paid $300.7 million, including broker’s commissions, for the repurchase of shares of our common stock. In addition, we paid $35.0 million of debt issuance costs and deferred financing fees (in connection with the issuance of our 6.375% senior notes and 6.25% senior secured notes and entry into the Third Amendment) and $8.6 million of debt premiums related to the redemption of our 5.625% senior notes and 5.75% senior notes.
Fiscal 2023
Cash used in financing activities was $555.7 million for the year ended September 30, 2023. We received proceeds of $400.0 million and $130.0 million from our Fourth Incremental Term Loan and our Third Incremental Term Loan, respectively. The Third Incremental Term Loan was partially repaid through the Second Debt-for-Equity Exchange, and the remaining principal balance of $30.1 million was repaid using cash on hand. In addition, we repaid $318.6 million principal value of our 4.50%, 4.625% and 5.625% senior notes (net of $42.9 million of discounts) and $1.1 million principal value of our municipal bond, which resulted in total net repayments of debt of $306.9 million. We distributed $312.5 million to PHPC public stockholders in connection with the PHPC Redemption. We paid $387.1 million, including broker’s commissions, for repurchases of shares of our common stock and $43.5 million related to the termination of certain of our rate-lock interest rate swap contracts, which contained non-cash, off-market financing elements.
Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of September 30, 2024, we were in compliance with these financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
COMMODITY TRENDS AND SEASONALITY
Our Company is exposed to regular price fluctuations primarily from purchases of raw materials, including ingredients and packaging materials, energy and other supplies. Primary exposures include wheat, oats, rice, corn, other grain products, eggs, sows, pork and other animal proteins and fats, pasta, potatoes and various other vegetables, bakery products, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit, nuts, natural gas, electricity, diesel fuel, cooling agents, folding cartons, corrugated containers, flexible film, rigid plastic trays and containers, foam trays, beverage packaging, plastic lined carton board, large format printed bags and steel cans and lids. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our anticipated production requirements. In addition, we may offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.
Inflationary pressures can have an adverse effect on us through higher raw material, including ingredients and packaging, and energy costs. During fiscal 2023, input cost inflation put downward pressures on our profit margins, which we largely mitigated through pricing actions across all segments, cost savings measures and hedging programs. During fiscal 2024, inflationary pressures on certain input costs eased, while other input costs continued to face inflationary pressures, and we expect this trend to continue into fiscal 2025. These trends could have a materially adverse impact on our businesses in the future if inflation rates significantly exceed our ability to continue to achieve price increases or cost savings or if such price increases significantly impact demand for our products.
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
CURRENCY
Certain sales and costs of our foreign operations were denominated in currencies other than our reporting currency, primarily Pounds Sterling and Canadian Dollars. Consequently, profits from these businesses can be impacted by fluctuations in the value of these currencies relative to the U.S. Dollar. We incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars. Our results of operations may be impacted by the translation of the results of operations of our foreign operations into U.S. Dollars. The exchange rates used to translate our foreign sales into U.S. Dollars positively affected consolidated net sales by less than 1% during the year ended September 30, 2024, and did not have a material impact on our operating profit or net earnings during the year ended September 30, 2024.
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
Indefinite-Lived Assets — We assess indefinite-lived intangible assets for recoverability utilizing a quantitative test whereby the fair value is determined using an income-based approach, which requires significant assumptions for each indefinite-lived asset, including estimates regarding future revenue growth, discount rates and royalty rates. Revenue growth assumptions are based on historical trends and management’s expectations for future growth. The discount rates are based on a risk adjusted weighted-average cost of capital utilizing industry market data of similar companies. Royalty rates are determined based on profit levels, research of external royalty rates by third-party specialists and the relative importance of each brand to our Company.
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
In fiscal 2024 and 2023, we performed a quantitative impairment test for all indefinite-lived intangible assets and concluded each year there were no impairments. The estimated fair value of all indefinite-lived trademarks and brands exceeded book value by 9% or greater and 11% or greater at September 30, 2024 and 2023, respectively.
Goodwill — We assess goodwill for recoverability using a quantitative test whereby the fair value of each reporting unit is determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation for all reporting units). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue growth, profitability, capital requirements and discount rates. The market approach (25% of the calculation for all reporting units) is based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting units and management’s expectations for future growth. The discount rates were based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units and based upon management’s judgment. For the market approach, we used estimated EBITDA and revenue multiples based on industry market data.
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
At September 30, 2024, our Cheese and Dairy and Weetabix reporting units’ fair values exceeded their carrying values by approximately 5.3% and 5.2%, respectively. The Cheese and Dairy reporting unit was impacted by the narrowing of the pricing gap between branded and private label competitors, resulting in distribution losses. The Weetabix reporting unit was impacted by cost inflation as well as U.K. economic pressures negatively impacting consumer spending trends, both of which impacted near-term profitability. We expect these impacts to be transitory in nature; however, inherent risk to the reporting units’ cash flows remains. If we had increased the discount rate assumption used to estimate the fair values of our Cheese and Dairy and Weetabix reporting units as of the fiscal 2024 annual impairment test by 50 basis points, this isolated change, which is reasonably possible to occur, would have (i) decreased the Cheese and Dairy reporting unit’s fair value in excess of carrying value to 3.7% and (ii) decreased the Weetabix reporting unit’s fair value below its carrying value by 0.4%. The Cheese and Dairy and Weetabix reporting units had goodwill balances of $29.8 million and $937.4 million, respectively, as of September 30, 2024.
In fiscal 2023, we recorded a goodwill impairment charge of $42.2 million related to our Cheese and Dairy reporting unit driven primarily by narrowing of the pricing gap between branded and private label competitors, resulting in distribution losses and declining profitability. For additional information on the results of our annual goodwill impairment assessment for the years ended September 30, 2024 and 2023, refer to Note 9 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
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
For both pensions and other postretirement benefit calculations, the assumed discount rates are determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date and solving for the single equivalent discount rate that results in the same present value. A one percentage point decrease in the assumed discount rates (from 5.09% to 4.09% for U.S. pension; from 4.99% to 3.99% for U.S. other postretirement benefits; from 4.64% to 3.64% for Canadian pension; from 4.73% to 3.73% for Canadian other postretirement benefits; from 4.87% to 3.87% for supplemental executive retirement plan and from 5.17% to 4.17% for other international pension) would have increased the recorded benefit obligations at September 30, 2024 by approximately $87 million for pensions and approximately $6 million for other postretirement benefits.
The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A one percentage point decrease in the assumed return on plan assets (from 7.00% to 6.00% for U.S. pension; from 6.00% to 5.00% for Canada pension and from 6.26% to 5.26% for other international pension) would have increased the net periodic benefit cost for the pension plans by approximately $7 million. We do not expect to contribute to the combined pension plans in fiscal 2025. Contributions beyond fiscal 2025 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. We do not make contributions to our postretirement medical benefit plans. See Note 19 within “Notes to Consolidated Financial Statements” in Item 8 of this report for more information about pension and other postretirement benefit assumptions.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion regarding recently issued accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from commodity prices, foreign currency exchange rates and interest rates, among others. For additional discussion of these risks, refer to “Cautionary Statement on Forward-Looking Statements” on page 1 of this report and “Risk Factors” in Item 1A of this report.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million and $5 million as of September 30, 2024 and 2023, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. A hypothetical 10% change in the USD-GBP and EUR-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $4 million and $1 million as of September 30, 2024 and 2023, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Interest Rate Risk
Long-term debt
As of September 30, 2024, the Company had outstanding principal value of indebtedness of $6,845.1 million related to its senior notes and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $980.0 million. Of the total $6,845.1 million of outstanding indebtedness, $6,840.9 million bore interest at a weighted-average fixed interest rate of 5.2%. As of September 30, 2023, the Company had principal value of indebtedness of $6,049.6 million related to its senior notes, the Fourth Incremental Term Loan and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $730.3 million. Of the total $6,049.6 million of outstanding indebtedness, $5,644.3 million bore interest at a weighted-average fixed interest rate of 4.8%.
As of September 30, 2024 and 2023, the fair value of the Company’s total debt, excluding outstanding borrowings under the municipal bond, was $6,880.7 million and $5,491.5 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $109 million and $112 million as of September 30, 2024 and 2023, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during the years ended September 30, 2024 and 2023.
For additional information regarding the Company’s debt, refer to Note 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

Interest rate swaps
As of September 30, 2024 and 2023, the Company had interest rate swaps with a notional value of $300.0 million and $700.0 million, respectively. A hypothetical 10% increase in interest rates would have decreased the fair value of the interest rate swaps by approximately $9 million and $15 million as of September 30, 2024 and 2023, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 14 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Post Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Weetabix Reporting Unit
As described in Notes 2 and 9 to the consolidated financial statements, as of September 30, 2024, the Company’s goodwill balance was $4,700.7 million, of which the goodwill associated with the Weetabix reporting unit was $937.4 million. Management conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. As of September 30, 2024, the Weetabix reporting unit fair value exceeded its carrying value by approximately 5.2% and was impacted by cost inflation as well as U.K. economic pressures negatively impacting consumer spending trends, both of which impacted near-term profitability. The estimated fair value of each reporting unit is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. The market approach is based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data for comparable peers.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Weetabix reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Weetabix reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenue, the discount rate, the revenue market multiples and the EBITDA market multiples, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Weetabix reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the income and market approaches used to estimate fair value, (iii) testing the completeness and accuracy of underlying data used in the approaches, and (iv) evaluating the reasonableness of the significant assumptions used by management related to future revenue, the discount rate, the revenue market multiples and the EBITDA market multiples. Evaluating management’s significant assumptions related to future revenue involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Weetabix reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and market approaches, and (ii) the reasonableness of the discount rate, the revenue market multiples and the EBITDA market multiples assumptions.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 15, 2024

We have served as the Company’s auditor since 2011.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2024	2023	2022
Net Sales	$7,922.7	$6,991.0	$5,851.2
Cost of goods sold	5,617.8	5,109.3	4,383.7
Gross Profit	2,304.9	1,881.7	1,467.5
Selling, general and administrative expenses	1,330.4	1,078.4	904.7
Amortization of intangible assets	184.6	160.7	146.0
Impairment of goodwill	—	42.2	—
Other operating (income) expense, net	(3.6)	1.5	1.2
Operating Profit	793.5	598.9	415.6
Interest expense, net	316.5	279.1	317.8
Loss (gain) on extinguishment of debt, net	2.1	(40.5)	(72.6)
Expense (income) on swaps, net	15.7	(39.9)	(268.0)
Gain on investment in BellRing	—	(5.1)	(437.1)
Other income, net	(12.9)	(7.6)	(19.8)
Earnings before Income Taxes and Equity Method Loss	472.1	412.9	895.3
Income tax expense	105.1	99.7	85.7
Equity method loss, net of tax	0.1	0.3	67.1
Net Earnings from Continuing Operations, Including Noncontrolling Interests	366.9	312.9	742.5
Less: Net earnings attributable to noncontrolling interests from continuing operations	0.2	11.6	7.5
Net Earnings from Continuing Operations	366.7	301.3	735.0
Net earnings from discontinued operations, net of tax and noncontrolling interest	—	—	21.6
Net Earnings	$366.7	$301.3	$756.6

Earnings from Continuing Operations per Common Share:
Basic	$6.12	$5.21	$12.07
Diluted	$5.64	$4.82	$11.75

Earnings from Discontinued Operations per Common Share:
Basic	$—	$—	$0.35
Diluted	$—	$—	$0.34

Earnings per Common Share:
Basic	$6.12	$5.21	$12.42
Diluted	$5.64	$4.82	$12.09

Weighted-Average Common Shares Outstanding:
Basic	59.9	60.0	60.9
Diluted	66.9	67.0	62.7

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2024	2023	2022
Net Earnings	$366.7	$301.3	$756.6
Net earnings attributable to noncontrolling interests from continuing operations	0.2	11.6	7.5
Net earnings attributable to noncontrolling interest from discontinued operations	—	—	11.8
Net Earnings Including Noncontrolling Interests	366.9	312.9	775.9
Pension and postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	(7.8)	3.4	(24.0)
Reclassifications to net earnings	(0.8)	(4.8)	(1.9)
Hedging adjustments:
Reclassifications to net earnings	—	—	7.1
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	149.0	126.4	(293.9)
Tax benefit (expense) on other comprehensive income (loss):
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	2.3	(0.3)	6.7
Reclassifications to net earnings	0.1	1.1	0.4
Hedging adjustments:
Reclassifications to net earnings	—	—	(1.8)
Total Other Comprehensive Income (Loss) Including Noncontrolling Interests	$142.8	$125.8	$(307.4)
Less: Comprehensive income attributable to noncontrolling interests	1.5	9.6	20.0
Total Comprehensive Income	$508.2	$429.1	$448.5

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$787.4	$93.3
Restricted cash	3.5	23.9
Receivables, net	582.9	512.4
Inventories	754.2	789.9
Prepaid expenses and other current assets	103.6	59.0
Total Current Assets	2,231.6	1,478.5
Property, net	2,311.7	2,021.4
Goodwill	4,700.7	4,574.4
Other intangible assets, net	3,146.0	3,212.4
Other assets	464.2	360.0
Total Assets	$12,854.2	$11,646.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.2	$1.1
Accounts payable	483.8	368.8
Other current liabilities	459.9	435.4
Total Current Liabilities	944.9	805.3
Long-term debt	6,811.6	6,039.0
Deferred income taxes	653.0	674.4
Other liabilities	343.4	276.7
Total Liabilities	8,752.9	7,795.4

Commitments and Contingencies (See Note 18)

Shareholders’ Equity
Preferred stock, $0.01 par value, 50.0 shares authorized; zero shares outstanding in each year	—	—
Common stock, $0.01 par value, 300.0 shares authorized; 58.4 and 60.4 shares outstanding, respectively	0.9	0.9
Additional paid-in capital	5,331.5	5,288.1
Retained earnings	1,783.2	1,416.5
Accumulated other comprehensive income (loss)	6.4	(135.1)
Treasury stock, at cost, 34.3 and 31.3 shares, respectively	(3,031.4)	(2,728.3)
Total Shareholders’ Equity Excluding Noncontrolling Interests	4,090.6	3,842.1
Noncontrolling interests	10.7	9.2
Total Shareholders’ Equity	4,101.3	3,851.3
Total Liabilities and Shareholders’ Equity	$12,854.2	$11,646.7

 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2024	2023	2022
Cash Flows from Operating Activities
Net earnings from continuing operations, including noncontrolling interests	$366.9	$312.9	$742.5
Adjustments to reconcile net earnings from continuing operations, including noncontrolling interests, to net cash provided by operating activities:
Depreciation and amortization	476.9	407.1	380.2
Loss (gain) on extinguishment of debt, net	2.1	(40.5)	(72.6)
Impairment of goodwill	—	42.2	—
Unrealized loss (gain) on interest rate swaps, foreign exchange contracts and warrant liabilities, net	29.2	(44.3)	(296.2)
Gain on investment in BellRing	—	(5.1)	(437.1)
Non-cash stock-based compensation expense	84.4	77.2	65.8
Equity method loss, net of tax	0.1	0.3	67.1
Deferred income taxes	(35.5)	(22.9)	(9.7)
Non-cash gain on write-off of deferred underwriting commissions	—	(10.7)	—
Other, net	(5.8)	24.6	0.9
Other changes in operating assets and liabilities, net of business acquisitions, divestitures and held for sale assets and liabilities:
(Increase) decrease in receivables, net	(19.5)	30.6	(102.0)
Decrease (increase) in inventories	63.3	(31.9)	(86.8)
(Increase) decrease in prepaid expenses and other current assets	(49.7)	50.2	0.3
(Increase) decrease in other assets	(1.6)	(17.0)	28.8
Increase (decrease) in accounts payable and other current liabilities	2.4	(29.9)	106.4
Increase (decrease) in non-current liabilities	18.5	7.5	(3.4)
Net Cash Provided by Operating Activities - continuing operations	931.7	750.3	384.2
Net Cash Used in Operating Activities - discontinued operations	—	—	(1.6)
Net Cash Provided by Operating Activities	931.7	750.3	382.6
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(248.1)	(715.2)	(24.8)
Return of subsidiary investments held in trust account	—	345.0	—
Additions to property	(429.5)	(303.0)	(255.3)
Proceeds from sale of property and assets held for sale	0.6	1.3	18.0
Proceeds from sale of business	0.6	4.6	50.5
Other, net	(1.1)	(2.0)	(8.6)
Net Cash Used in Investing Activities - continuing operations	(677.5)	(669.3)	(220.2)
Net Cash Used in Investing Activities - discontinued operations	—	—	(0.8)
Net Cash Used in Investing Activities	(677.5)	(669.3)	(221.0)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,845.0	530.0	2,365.0
Repayments of debt, net of discounts	(2,041.6)	(306.9)	(1,563.3)
Purchases of treasury stock	(300.7)	(387.1)	(443.0)
Premium from issuance of debt	—	—	17.5
Payments of debt issuance costs, deferred financing fees and tender fees	(35.0)	(3.1)	(26.4)
Payments of debt premiums	(8.6)	—	(24.1)
Redemption of Post Holdings Partnering Corporation Series A common stock	—	(312.5)	—
Financing portion of cash paid for rate-lock interest rate swaps	—	(43.5)	—
Payment for share repurchase contracts	(50.0)	—	—
Proceeds from share repurchase contracts	50.9	—	—
Distributions to BellRing Brands, Inc., net	—	—	(547.2)
Other, net	(44.4)	(32.6)	(15.7)
Net Cash Provided by (Used in) Financing Activities - continuing operations	415.6	(555.7)	(237.2)
Net Cash Used in Financing Activities - discontinued operations	—	—	(149.5)
Net Cash Provided by (Used in) Financing Activities	415.6	(555.7)	(386.7)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3.9	1.8	(9.0)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	673.7	(472.9)	(234.1)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	117.2	590.1	671.6
Cash, Cash Equivalents and Restricted Cash from discontinued operations, Beginning of Year	—	—	152.6
Cash, Cash Equivalents and Restricted Cash, End of Year	$790.9	$117.2	$590.1

 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Post Holdings, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Retirement Benefit Adjustments, net of tax	Hedging Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Non-Controlling Interests	Total Shareholders’ Equity
Balance, September 30, 2021	—	$—	63.1	$0.9	$4,253.5	$347.3	$(10.9)	$71.4	$(17.6)	$(1,902.2)	$11.8	$2,754.2
Net earnings	—	—	—	—	—	756.6	—	—	—	—	—	756.6
Post Holdings Partnering Corporation deemed dividend	—	—	—	—	—	5.1	—	—	—	—	—	5.1
Activity under stock and deferred compensation plans	—	—	0.5	—	(14.3)	—	—	—	—	—	(0.9)	(15.2)
Non-cash stock-based compensation expense	—	—	—	—	66.5	—	—	—	—	—	2.9	69.4
Purchases of treasury stock	—	—	(4.9)	—	—	—	—	—	—	(439.0)	(18.1)	(457.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	12.6	12.6
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(18.8)	—	—	—	—	(18.8)
Net change in hedges, net of tax	—	—	—	—	—	—	—	3.4	—	—	1.9	5.3
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(292.7)	—	(1.2)	(293.9)
BellRing Spin-off	—	—	—	—	442.5	—	—	—	2.3	—	2.7	447.5
Balance, September 30, 2022	—	$—	58.7	$0.9	$4,748.2	$1,109.0	$(29.7)	$74.8	$(308.0)	$(2,341.2)	$11.7	$3,265.7
Net earnings	—	—	—	—	—	301.3	—	—	—	—	—	301.3
Post Holdings Partnering Corporation deemed dividend	—	—	—	—	—	6.2	—	—	—	—	—	6.2
Activity under stock and deferred compensation plans	—	—	—	—	(29.6)	—	—	—	—	—	—	(29.6)
Issuance of common stock	—	—	6.1	—	492.3	—	—		—	—	—	492.3
Non-cash stock-based compensation expense	—	—	—	—	77.2	—	—	—	—	—	—	77.2
Purchases of treasury stock	—	—	(4.4)	—	—	—	—	—	—	(387.1)	—	(387.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	128.4	—	(2.0)	126.4
Balance, September 30, 2023	—	$—	60.4	$0.9	$5,288.1	$1,416.5	$(30.3)	$74.8	$(179.6)	$(2,728.3)	$9.2	$3,851.3

Net earnings	—	—	—	—	—	366.7	—	—	—	—	—	366.7
Activity under stock and deferred compensation plans	—	—	—	—	(41.9)	—	—	—	—	—	—	(41.9)
Non-cash stock-based compensation expense	—	—	—	—	84.4	—	—	—	—	—	—	84.4
Issuance of common stock	—	—	1.0	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	(3.0)	—	—	—	—	—	—	(303.1)	—	(303.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Proceeds from share repurchase contracts	—	—	—	—	50.9	—	—	—	—	—	—	50.9
Payment for share repurchase contracts	—	—	—	—	(50.0)	—	—	—	—	—	—	(50.0)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(6.2)	—	—	—	—	(6.2)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	147.7	—	1.3	149.0
Balance, September 30, 2024	—	$—	58.4	$0.9	$5,331.5	$1,783.2	$(36.5)	$74.8	$(31.9)	$(3,031.4)	$10.7	$4,101.3

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share information or where indicated otherwise)
NOTE 1 — BACKGROUND
Post is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice and food ingredient categories. The Company’s products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce. As of September 30, 2024, Post operates in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. The Post Consumer Brands segment includes primarily North American ready-to-eat (“RTE”) cereal, pet food and peanut butter; the Weetabix segment includes primarily United Kingdom (“U.K.”) RTE cereal, muesli and protein-based shakes; the Foodservice segment includes primarily egg and potato products; and the Refrigerated Retail segment includes primarily side dish, egg, cheese and sausage products.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its subsidiaries.
On March 10, 2022, the Company completed its distribution of 80.1% of its ownership interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing”) to Post’s shareholders (the “BellRing Distribution,” and such transaction, as well as the BellRing Contribution, the BellRing Merger (as such terms are defined in Note 4), the Debt-for-Debt Exchange (as such term is defined in Note 17) and the related transactions described in Note 4, the “BellRing Spin-off”). The BellRing Spin-off represented a strategic shift that had a major effect on the Company’s operations and consolidated financial results. Accordingly, the historical results of BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Distribution, LLC prior to the BellRing Spin-off have been presented as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The Notes to Consolidated Financial Statements reflect continuing operations only, unless otherwise indicated. See Note 4 for additional information regarding the BellRing Spin-off and discontinued operations.
Certain reclassifications have been made to previously reported financial information to conform to the Company’s current period presentation.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the operations of Post and its subsidiaries. All intercompany transactions have been eliminated.
Use of Estimates and Allocations — The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require certain elections as to accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amount of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, allowance for trade promotions, business combinations, pension and benefit plan assumptions and valuation assumptions of goodwill and other intangible assets. Actual results could differ from those estimates.
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
Receivables — Receivables are reported net of appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate an allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and expectations regarding potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or are otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2024 and 2023, the Company did not have off-balance sheet credit exposure related to its customers. The Weetabix segment sells certain receivables to a third-party institution without recourse. Receivables sold during the years ended September 30, 2024 and 2023 were $95.6 and $92.5, respectively. See Note 6 for information regarding the Company’s monthly settlement of receivables and payables with a third party in connection with its fiscal 2023 acquisition.
Inventories — Inventories, other than flocks, are generally valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Reported amounts have been reduced by an allowance for excess and obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales. Flock inventory represents the cost of purchasing and raising chicken flocks to egg laying maturity. The costs included in the Company’s flock inventory include the costs of the chicks, the feed fed to the birds and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations, as cost of goods sold, over their expected useful lives of one to two years.
Restructuring Expenses — Restructuring charges and related charges principally consist of one-time termination benefits, severance, contract termination costs, accelerated stock compensation and other employee separation costs. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 30 years for machinery and equipment; 1 to 40 years for buildings, building improvements and leasehold improvements; and 1 to 7 years for software. Total depreciation expense was $291.0, $245.3 and $232.9 in fiscal 2024, 2023 and 2022, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating (income) expense, net” in the Consolidated Statements of Operations. Ordinary repair and maintenance costs are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2024	2023
Land and land improvements	$121.7	$109.9
Buildings and leasehold improvements	1,122.7	1,042.9
Machinery and equipment	2,663.0	2,312.2
Software	116.6	113.3
Construction in progress	312.1	191.1
	4,336.1	3,769.4
Accumulated depreciation	(2,024.4)	(1,748.0)
	$2,311.7	$2,021.4
Goodwill — Goodwill is calculated as the excess of the purchase price of acquired businesses over the fair market value of their identifiable net assets and represents the value the Company expects to achieve through the implementation of operational synergies, the expansion of the business into new or growing segments of the industry and the addition of new employees. The Company conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment assessment performed may be either qualitative or quantitative; however, if adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal 2024, 2023 and 2022, the Company performed a quantitative impairment test for all reporting units.
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
See Note 9 for additional information on goodwill and the annual goodwill impairment assessments for the years ended September 30, 2024, 2023 and 2022.
Other Intangible Assets — Other intangible assets consist primarily of customer relationships, trademarks, brands and licensing agreements acquired in business combinations and include both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $184.6, $160.7 and $146.0 in fiscal 2024, 2023 and 2022, respectively. For the definite-lived intangible assets recorded as of September 30, 2024, amortization expense of $184.8, $184.8, $184.8, $179.7 and $168.7 is expected for fiscal 2025, 2026, 2027, 2028 and 2029, respectively. Other intangible assets consisted of:

	September 30, 2024			September 30, 2023
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$2,633.3	$(1,084.1)	$1,549.2	$2,535.5	$(940.7)	$1,594.8
Trademarks, brands and licensing agreements	888.3	(348.4)	539.9	885.8	(301.3)	584.5
	3,521.6	(1,432.5)	2,089.1	3,421.3	(1,242.0)	2,179.3
Not subject to amortization:
Trademarks and brands	1,056.9	—	1,056.9	1,033.1	—	1,033.1
	$4,578.5	$(1,432.5)	$3,146.0	$4,454.4	$(1,242.0)	$3,212.4
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
In fiscal 2024, 2023 and 2022, the Company performed a quantitative impairment test for all indefinite-lived intangible assets and concluded for each year there were no impairments. The estimated fair value of all indefinite-lived trademarks and brands exceeded book value by 9% or greater and 11% or greater at September 30, 2024 and 2023, respectively. These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 15.
In addition, definite-lived assets (groups) are tested for recoverability when events or changes in circumstances indicate that the carrying value of an asset (group) may not be recoverable or the estimated useful life is no longer appropriate. The Company groups assets at the lowest level for which cash flows are separately identifiable. In general, an asset (group) is deemed impaired and written down to its fair value if the estimated related undiscounted future cash flows are less than its carrying amount. There were no impairments recorded on the Company’s definite-lived assets (groups) in fiscal 2024, 2023 or 2022.
Software Implementation Costs — For software arrangements that are service contracts, the Company capitalizes certain implementation costs incurred during the development stage of the related project. Capitalized software implementation costs are expensed on a straight-line basis over the term of the software service arrangement, beginning when the software is ready for its intended use. Total capitalized software implementation costs for software service arrangements are recorded in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheets and were $36.5 and $20.4 as of

September 30, 2024 and 2023, respectively. There were no material capitalized software implementation costs expensed in fiscal 2024, 2023 or 2022.
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
Derivative Financial Instruments — In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials and supplies, interest rate risks and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.
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
Leases — The Company leases office space, warehouses, manufacturing facilities and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. The Company determines if an arrangement is a lease at its inception. When the arrangements include lease and non-lease components, the Company accounts for them as a single lease component. Leases with an initial term of less than 12 months are not reported on the balance sheet, but rather are recognized as lease expense on a straight-line basis over the lease term. Arrangements may include options to extend or terminate the lease arrangement. These options are included in the lease term used to establish ROU assets and lease liabilities when it is reasonably certain they will be exercised. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised.
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs (including for the Company-owned fleets) and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $335.0, $263.2 and $204.0 in fiscal 2024, 2023 and 2022, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising, such as television commercials or magazine or online advertisements, which are deferred until the first time the advertising takes place and amortized to the statement of operations over the time the advertising takes place. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were immaterial as of both September 30, 2024 and 2023.
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
In addition, subsequent to September 30, 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU is effective for fiscal years beginning after December 15, 2026 (i.e., the Company’s annual financial statements for the year ended September 30, 2028) and for interim periods within fiscal years beginning after December 15, 2027 (i.e., the Company’s interim financial statements for the three months ended December 31, 2028), with early adoption permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior reporting periods presented in the financial statements. The Company is currently evaluating the impact of this standard.
NOTE 4 — BELLRING SPIN-OFF AND DISCONTINUED OPERATIONS
BellRing Spin-off
On March 9, 2022, pursuant to the Transaction Agreement and Plan of Merger, dated as of October 26, 2021 (as amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of February 28, 2022), by and among Post, Old BellRing, BellRing and BellRing Merger Sub Corporation, a wholly-owned subsidiary of BellRing (“BellRing Merger Sub”), Post contributed its share of Old BellRing Class B common stock, $0.01 par value per share, all of its BellRing Brands, LLC non-voting membership units and $550.4 of cash to BellRing in exchange for certain limited liability company interests of BellRing and the right to receive $840.0 in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes,” and such transactions, collectively, the “BellRing Contribution”).
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
The Company incurred separation-related expenses related to the BellRing Spin-off and subsequent divestment of its Investment in BellRing (see Note 5) of $0.1 and $29.9 during the years ended September 30, 2023 and 2022, respectively, which were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. There were no separation-related expenses incurred related to BellRing during the year ended September 30, 2024.
On March 17, 2022, the Company utilized proceeds received in connection with the BellRing Spin-off to redeem a portion of its existing 5.75% senior notes (see Note 17).

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
The Company’s Investment in BellRing immediately following the BellRing Spin-off did not represent a controlling interest in BellRing. As such, the Company’s remaining proportionate share of BellRing’s net assets was recorded at a zero carrying value on March 10, 2022, as the BellRing net assets were negative. See Note 5 for additional information regarding the Company’s subsequent remeasurement of its Investment in BellRing to fair value for the periods subsequent to the BellRing Spin-off.
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
The following table presents the components of net earnings from discontinued operations for the year ended September 30, 2022 prior to the completion of the BellRing Spin-off.

Net Sales	$541.9
Cost of goods sold	390.3
Gross Profit	151.6
Selling, general and administrative expenses	68.5
Amortization of intangible assets	8.7
Operating Profit	74.4
Interest expense, net	13.1
Loss on extinguishment and refinancing of debt, net	17.6
Earnings from Discontinued Operations before Income Taxes	43.7
Income tax expense	10.3
Net Earnings from Discontinued Operations, Including Noncontrolling Interest	33.4
Less: Net earnings attributable to noncontrolling interest from discontinued operations	11.8
Net Earnings from Discontinued Operations, net of tax and noncontrolling interest	$21.6
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
The public stockholders’ ownership of PHPC equity represented a NCI to the Company, which was classified outside of permanent shareholders’ equity as the PHPC Series A Common Stock was redeemable at the option of the public stockholders in certain circumstances. The carrying amount of the redeemable NCI was equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable NCI’s share of PHPC’s net earnings or loss, OCI and distributions or (ii) the redemption value. The redemption value represented the amount the public stockholders of PHPC Series A Common Stock would be entitled in certain circumstances to redeem their shares of PHPC Series A Common Stock for, which was a pro-rata portion of the amount in the trust account at $10.00 per share of PHPC Series A Common Stock held, plus any pro-rata interest earned on the funds held in the trust account (which interest was net of taxes payable, and less up to $0.1 of interest to pay dissolution expenses). Remeasurements to the redemption value of the redeemable NCI were recognized as a deemed dividend and were recorded to retained earnings on the balance sheet prior to the PHPC Redemption (as defined below).
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
On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. In connection with the PHPC Redemption, during the year ended September 30, 2023;
•$353.4 of funds held in the trust account immediately prior to the PHPC Redemption were distributed to redeem all of the outstanding shares of PHPC Series A Common Stock. The Company received $40.9 from the PHPC Redemption related to its ownership of 4.0 million shares of PHPC Series A Common Stock; and
•redeemable NCI of $312.5 immediately prior to the PHPC Redemption was reduced to zero.
Subsequent to the PHPC Redemption, PHPC dissolved in June 2023, and all classes of shares of PHPC equity were cancelled, including the PHPC Private Placement Units and the shares of the PHPC Series F Common Stock, which were surrendered by PHPC Sponsor for no consideration. PHPC Sponsor subsequently dissolved in August 2023.

The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity. The year ended September 30, 2023 represents the period ended May 30, 2023, as the Company’s redeemable NCI was reduced to zero upon completion of the PHPC Redemption.

	Year Ended September 30,
	2023	2022
Net earnings attributable to redeemable NCI	$12.1	$6.7
Redemption value adjustment	(5.9)	(1.6)
PHPC deemed dividend	$6.2	$5.1
The following table summarizes the changes to the Company’s redeemable NCI. The period as of and for the year ended September 30, 2023 represents the period ended May 30, 2023, as the Company’s redeemable NCI was reduced to zero upon completion of the PHPC Redemption.

	As of and for the Year Ended September 30,
	2023	2022
Balance, beginning of year	$306.6	$305.0
Net earnings attributable to redeemable NCI	12.1	6.7
PHPC deemed dividend	(6.2)	(5.1)
Redemption of PHPC Series A Common Stock	(312.5)	—
Balance, end of year	$—	$306.6
8th Avenue
The Company has a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that is accounted for using the equity method. In determining the accounting treatment of the common equity interest, management concluded that 8th Avenue was not a variable interest entity (“VIE”) as defined by ASC Topic 810, “Consolidations,” and as such, 8th Avenue was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents, management determined that the Company does not have a controlling voting interest in 8th Avenue due to substantive participating rights held by third parties associated with the governance of 8th Avenue. However, the Company does retain significant influence, and therefore, the use of the equity method of accounting is required.
During the year ended September 30, 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. In accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company recorded an equity method loss for the remaining investment in 8th Avenue of $66.6, and discontinued applying the equity method to the investment. As such, the Company’s investment in 8th Avenue was zero at both September 30, 2024 and 2023, and there was no equity method gain (loss) attributable to 8th Avenue recognized during the years ended September 30, 2024 or 2023.
The following table presents summarized financial information of 8th Avenue for the year ended September 30, 2022, prior to the discontinuance of applying the equity method to the investment.

Net sales	$1,089.0
Gross profit	$159.9

Net loss	$(210.9)
Less: Preferred stock dividend	40.4
Net loss attributable to 8th Avenue common shareholders	$(251.3)
During the years ended September 30, 2024, 2023 and 2022, the Company had net sales to 8th Avenue of $7.0, $8.0 and $8.1, respectively, and purchases from and royalties paid to 8th Avenue of $80.2, $83.9 and $102.9, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length.
The Company had current payables with 8th Avenue of $14.2 and $13.3 at September 30, 2024 and 2023, respectively, which were included in “Accounts payable” on the Consolidated Balance Sheets and primarily related to related party purchases and royalties. Current receivables with 8th Avenue at September 30, 2024 and 2023 were immaterial. In addition, the Company has a long-term receivable and a long-term liability with 8th Avenue of $12.9 and $0.7, respectively, at both September 30,

2024 and 2023, which were included in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets and related to tax indemnifications.
Weetabix East Africa and Alpen
The Company holds a controlling equity interest in Weetabix East Africa Limited (“Weetabix East Africa”). Weetabix East Africa is a Kenyan-based company that produces RTE cereal and muesli. The Company owns 50.2% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results of operations are reported in the Weetabix segment. The remaining interest in the consolidated net earnings and net assets of Weetabix East Africa is allocated to NCI.
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The Company’s equity method loss, net of tax, attributable to Alpen was $0.1, $0.3 and $0.5 for the years ended September 30, 2024, 2023 and 2022, respectively, and was included in “Equity method loss, net of tax” in the Consolidated Statements of Operations. The investment in Alpen was $4.0 and $3.6 at September 30, 2024 and 2023, respectively, and was included in “Other assets” on the Consolidated Balance Sheets.
BellRing
Subsequent to the BellRing Spin-off, transactions between the Company and BellRing are considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of BellRing. Immediately following the BellRing Spin-off, the Company’s Investment in BellRing represented 19.4 million shares of BellRing Common Stock, or a 14.2% equity interest in BellRing, which did not represent a controlling interest in BellRing and was accounted for as an equity security.
On August 11, 2022, the Company transferred 14.8 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of the First Debt-for-Equity Exchange (as defined in Note 17). See Note 17 for additional information regarding the First Debt-for-Equity Exchange.
On November 25, 2022, the Company transferred the remaining 4.6 million shares of its Investment in BellRing to repay certain outstanding debt obligations as part of the Second Debt-for-Equity Exchange (as defined in Note 17). See Note 17 for additional information regarding the Second Debt-for-Equity Exchange. As such, the Company had no ownership of BellRing Common Stock as of September 30, 2024 or 2023.
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
On September 30, 2022, Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of the Company, entered into a co-packing agreement with Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of BellRing (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of ready-to-drink (“RTD”) shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing RTD shakes for Premier Nutrition. Sales of RTD shakes to Premier Nutrition during the year ended September 30, 2024 were immaterial and there were no sales of RTD shakes to Premier Nutrition during the years ended September 30, 2023 or 2022. Other related party transactions and balances between the Company and BellRing were immaterial as of and for the years ended September 30, 2024, 2023 and 2022.
NOTE 6 — BUSINESS COMBINATIONS
Fiscal 2024
On December 1, 2023, the Company completed its acquisition of substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”) for $235.0, subject to working capital adjustments and other adjustments, resulting in a payment at closing of $238.8. Perfection is a manufacturer and packager of private label and co-manufactured pet food and baked treat products and is reported in the Post Consumer Brands segment. The acquisition was completed using cash on hand, including borrowings under the Revolving Credit Facility (as defined in Note 17). During the year ended September 30, 2024, the Company reached a final settlement of net working capital, resulting in an amount received by the Company of $4.6.

Based upon the purchase price allocation, the Company recorded $81.0 of customer relationships, which is being amortized over a weighted-average useful life of 16 years. Net sales and operating profit included in the Consolidated Statements of Operations attributable to Perfection were $213.7 and $15.6, respectively, for the year ended September 30, 2024. The goodwill generated by the Company’s Perfection acquisition is expected to be deductible for U.S. income tax purposes.
The following table presents the purchase price allocation, including immaterial measurement period adjustments, related to the Perfection acquisition based upon the fair values of assets acquired and liabilities assumed as of September 30, 2024.

Cash and cash equivalents	$0.3
Receivables, net	40.8
Inventories	21.1
Prepaid expenses and other current assets	0.4
Property, net	69.4
Other intangible assets, net	81.0
Other assets	2.9
Accounts payable	(21.5)
Other current liabilities	(1.6)
Other liabilities	(1.8)
Total identifiable net assets	191.0
Goodwill	43.2
Fair value of total consideration transferred	$234.2
Also on December 1, 2023, the Company completed its acquisition of Deeside Cereals I Ltd (“Deeside”) for £11.3 million (approximately $14.3). The acquisition was completed using cash on hand. Deeside is a producer of private label cereals in the U.K. and is reported in the Weetabix segment. Based upon the purchase price allocation as of September 30, 2024, which included immaterial measurement period adjustments, the Company identified and recorded $24.9 of net assets, which exceeded the purchase price paid for Deeside. As a result, the Company recorded a gain on bargain purchase of $10.6 during the year ended September 30, 2024, which was included in “Other operating (income) expense, net” in the Consolidated Statements of Operations. Net sales and operating loss included in the Consolidated Statements of Operations attributable to Deeside were $23.8 and $2.0, respectively, for the year ended September 30, 2024.
Acquisition-related costs for fiscal 2024 acquisitions were immaterial during the year ended September 30, 2024.
Fiscal 2023
On April 28, 2023, the Company completed its acquisition of a portion of The J. M. Smucker Company’s (“Smucker”) pet food business, including brands such as Rachael Ray Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits and Gravy Train, private label pet food assets and certain manufacturing and distribution facilities (collectively, “Pet Food”), facilitating the Company’s entry into the pet food category. The purchase price of the Pet Food acquisition was $1,207.5 which included (i) $700.0 in cash, subject to inventory adjustments, resulting in a payment at closing of $715.5, (ii) 5.4 million shares of Post common stock, or $492.3, and (iii) immaterial working capital adjustments. The cash payment was made using cash on hand, including proceeds from the Fourth Incremental Term Loan (as defined in Note 17). Pet Food is reported in the Post Consumer Brands segment.
In connection with the Pet Food acquisition, the Company and Smucker entered into a transition services agreement (the “TSA”) pursuant to which Smucker provided certain Pet Food support services to Post for a transition period of 18 months following the close of the acquisition based on the terms set forth in the TSA. Pet Food support services included, but were not limited to, certain sales, marketing, finance, information technology, procurement and supply chain services. During the years ended September 30, 2024 and 2023, Post incurred $16.0 and $10.0, respectively, related to TSA fees, which were recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations. In accordance with the terms of the TSA, Smucker collected sales receivables from and remitted payments to customers and vendors, respectively, in accordance with Smucker’s existing contractual terms. Pet Food receivables and payables were settled between Post and Smucker monthly on a net basis per the terms of the TSA. As of September 30, 2024 and 2023, the Company had recorded a net receivable due from Smucker of $51.5 and $35.5, respectively, which was recorded within “Receivables, net” on the Consolidated Balance Sheets.

Fiscal 2022
On April 5, 2022, the Company completed its acquisition of Lacka Foods Limited (“Lacka Foods”), a U.K.-based distributor and marketer of protein-based shakes and nutritional snacks, for £24.5 million (approximately $32.2), net of cash acquired, using cash on hand. The acquisition included earnings-based contingent consideration of £3.5 million (approximately $4.6), representing its initial fair value estimate, which may be paid to the seller in annual installments over three years with a maximum cash payout of £3.5 million. During the years ended September 30, 2024 and 2023, the Company paid £1.0 million and £1.5 million, respectively (approximately $1.3 and $1.9, respectively), related to the earnings-based contingent consideration, which were reported as cash flows from financing activities in “Other, net” on the Consolidated Statements of Cash Flows. Lacka Foods is reported in the Weetabix segment.
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

	Year Ended September 30,
	2024	2023	2022
Pro forma net sales	$7,963.6	$8,156.0	$7,360.2
Pro forma net earnings from continuing operations (a)	$378.5	$350.9	$607.0
Pro forma basic earnings from continuing operations per common share	$6.32	$5.73	$9.15
Pro forma diluted earnings from continuing operations per common share	$5.82	$5.31	$8.93
(a)Non-recurring pro forma adjustments included $16.1 of Pet Food acquisition-related costs. Pro forma net earnings from continuing operations for the year ended September 30, 2023 were adjusted to exclude these costs and pro forma net earnings from continuing operations for the year ended September 30, 2022 were adjusted to include these costs.
NOTE 7 — RESTRUCTURING
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

Balance, September 30, 2023	$—
Charge to expense	7.4
Cash payments	(0.2)
Non-cash charges	—
Balance, September 30, 2024	$7.2

Total expected restructuring charges	$7.5
Cumulative restructuring charges incurred to date	7.4
Remaining expected restructuring charge	$0.1
Restructuring charges of $7.4 were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the year ended September 30, 2024. No restructuring charges were incurred during the years ended September 30, 2023 or 2022.

NOTE 8 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Divestiture
On December 1, 2021, the Company sold the Willamette Egg Farms business (the “WEF Transaction”), which included the sale of $62.8 book value of assets, for total proceeds of $56.1. Of the $56.1, $6.0 were initially held in escrow, subject to certain contingencies, and the Company received $0.6 and $4.6 of such proceeds during the years ended September 30, 2024 and 2023, respectively.
As a result of the WEF Transaction, during the year ended September 30, 2022, the Company recorded a net loss on sale of business of $6.3, which included a favorable working capital adjustment of $0.4. During the year ended September 30, 2024, the Company recorded an additional $0.8 loss on sales of business related to the final escrow settlement. These amounts were reported as “Other operating (income) expense, net” in the Consolidated Statements of Operations. Subsequent to the WEF Transaction, Willamette Egg Farms was no longer consolidated in the Company’s financial statements. Prior to the WEF Transaction, Willamette Egg Farms’ operating results were reported in the Refrigerated Retail segment.
There were no gains or losses on sale of business recorded during the year ended September 30, 2023.
Amounts Held For Sale
During the year ended September 30, 2022, a net gain on assets held for sale of $9.4 was recorded consisting of (i) a gain of $9.8 related to the sale of certain Foodservice production equipment in Klingerstown, Pennsylvania in November 2021 (the “Klingerstown Equipment”) and (ii) a loss of $0.4 related to the classification of certain Foodservice production equipment in Jefferson City, Tennessee (the “Jefferson City Equipment”) as held for sale, which was subsequently sold in fiscal 2023. The held for sale net gain was included in the “Other operating (income) expense, net” in the Consolidated Statements of Operations for the year ended September 30, 2022.
There were no held for sale gains or losses recorded in the years ended September 30, 2024 or 2023.
NOTE 9 — GOODWILL
The changes in the carrying amount of goodwill by segment are presented in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2022
Goodwill (gross)	$2,066.8	$781.6	$1,355.3	$803.7	$5,007.4
Accumulated impairment losses	(609.1)	—	—	(48.7)	(657.8)
Goodwill (net)	$1,457.7	$781.6	$1,355.3	$755.0	$4,349.6
Goodwill from acquisitions	194.2	—	—	—	194.2
Impairment loss	—	—	—	(42.2)	(42.2)
Currency translation adjustment	0.1	72.7	—	—	72.8
Balance, September 30, 2023
Goodwill (gross)	$2,261.1	$854.3	$1,355.3	$803.7	$5,274.4
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,652.0	$854.3	$1,355.3	$712.8	$4,574.4
Goodwill from acquisition	43.2	—	—	—	43.2
Currency translation adjustment	—	83.1	—	—	83.1
Balance, September 30, 2024
Goodwill (gross)	$2,304.3	$937.4	$1,355.3	$803.7	$5,400.7
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,695.2	$937.4	$1,355.3	$712.8	$4,700.7
During the year ended September 30, 2023, the Company recorded a goodwill impairment charge of $42.2 related to its Cheese and Dairy reporting unit within the Refrigerated Retail segment, which was recorded in “Impairment of goodwill” in the Consolidated Statements of Operations. The goodwill impairment charge was driven primarily by narrowing of the pricing gap between branded and private label competitors, resulting in distribution losses and declining profitability. The Company did not record a goodwill impairment charge during the years ended September 30, 2024 or 2022, as all reporting units subjected to the quantitative test passed during each respective year.
At September 30, 2024, the Cheese and Dairy and Weetabix reporting units’ fair values exceeded their carrying values by approximately 5.3% and 5.2%, respectively. The Cheese and Dairy reporting unit was impacted by the narrowing of the pricing gap between branded and private label competitors, resulting in distribution losses. The Weetabix reporting unit was impacted by cost inflation as well as U.K. economic pressures negatively impacting consumer spending trends, both of which impacted near-term profitability. The Company expects these impacts to be transitory in nature; however, inherent risk to the reporting units’ cash flows remains. Variances between the actual performance of the reporting units and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods. The estimated fair values of all other reporting units exceeded their carrying values by at least 18% at September 30, 2024.
At September 30, 2023, the Weetabix reporting unit fair value exceeded its carrying value by approximately 6.4% and the estimated fair values of all other reporting units exceeded their carrying values by at least 13%.
NOTE 10 — INCOME TAXES
The components of “Earnings before Income Taxes and Equity Method Loss” in the Consolidated Statements of Operations and other summary information is presented in the following table.

	Year Ended September 30,
	2024	2023	2022
Domestic	$436.4	$397.2	$799.9
Foreign	35.7	15.7	95.4
Earnings before Income Taxes and Equity Method Loss	$472.1	$412.9	$895.3

Income tax expense	$105.1	$99.7	$85.7
Effective income tax rate	22.3%	24.1%	9.6%
Income tax expense consisted of the following:

	Year Ended September 30,
	2024	2023	2022
Current:
Federal	$111.2	$96.4	$71.1
State	22.9	21.0	11.1
Foreign	6.5	5.2	13.2
	140.6	122.6	95.4
Deferred:
Federal	(22.8)	(10.7)	(9.7)
State	(12.6)	(11.8)	—
Foreign	(0.1)	(0.4)	—
	(35.5)	(22.9)	(9.7)
Income tax expense	$105.1	$99.7	$85.7

The following table presents the reconciliation of income tax expense with amounts computed at the U.S. federal statutory tax rate.

	Year Ended September 30,
	2024	2023	2022
Computed tax at federal statutory rate (21%)	$99.1	$86.7	$188.0
State income tax, net of effect on federal tax	12.9	12.2	10.3
Non-deductible compensation	7.9	7.0	5.9
Rate differential on foreign income	1.9	(0.2)	(10.2)
Return-to-provision	1.3	(0.1)	(0.5)
Enacted tax law and changes in deferred tax rates	0.9	(5.8)	0.9
Valuation allowances	(8.4)	1.0	1.4
Excess tax benefits for share-based payments	(5.6)	(5.7)	(3.6)
Income tax credits	(2.9)	(2.4)	(1.9)
Enhanced deduction for food donations	(1.6)	(1.6)	(1.0)
Non-deductible goodwill impairment charge	—	8.9	—
Gain on investment in BellRing (a)	—	(1.1)	(91.8)
Net losses and basis difference attributable to equity method investment	—	—	(14.1)
Other, net (none in excess of 5% of statutory tax)	(0.4)	0.8	2.3
Income tax expense	$105.1	$99.7	$85.7
(a)No income taxes were recorded with respect to the non-cash realized and unrealized book gains on the Company’s Investment in BellRing during the years ended September 30, 2023 or 2022, as the Company fully divested its Investment in BellRing within 12 months of the BellRing Spin-off in a manner intended to qualify as tax-free for U.S. federal income tax purposes. For additional information on the Investment in BellRing, refer to Notes 5 and 17.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	September 30, 2024			September 30, 2023
	Assets	Liabilities	Net	Assets	Liabilities	Net
Lease liabilities	$61.9	$—	$61.9	$49.1	$—	$49.1
Disallowed interest carryforwards	56.0	—	56.0	53.9	—	53.9
Derivative, equity securities and investment adjustments	40.6	—	40.6	41.0	—	41.0
Net operating loss and credit carryforwards	27.6	—	27.6	20.9	—	20.9
Inventory	26.8	—	26.8	16.0	—	16.0
Accrued vacation, incentive and severance	24.6	—	24.6	10.3	—	10.3
Stock-based and deferred compensation	23.7	—	23.7	20.6	—	20.6
Capitalized research and development	18.3	—	18.3	11.2	—	11.2
Accrued liabilities	10.9	—	10.9	10.8	—	10.8
Basis difference attributable to equity method investment	4.7	—	4.7	4.7	—	4.7
Intangible assets	—	(585.5)	(585.5)	—	(592.2)	(592.2)
Property	—	(239.9)	(239.9)	—	(226.1)	(226.1)
ROU assets	—	(58.9)	(58.9)	—	(46.2)	(46.2)
Pension and other postretirement benefits	—	(23.8)	(23.8)	—	(16.2)	(16.2)
Other items	6.5	(2.8)	3.7	6.9	(2.7)	4.2
Total gross deferred income taxes	301.6	(910.9)	(609.3)	245.4	(883.4)	(638.0)
Valuation allowance	(43.7)	—	(43.7)	(36.4)	—	(36.4)
Total deferred income taxes	$257.9	$(910.9)	$(653.0)	$209.0	$(883.4)	$(674.4)
As of September 30, 2024, the Company’s $27.6 deferred tax asset for net operating loss (“NOL”) and credit carryforwards is comprised of state NOLs of $6.8, foreign tax loss carryforwards of $17.1, state credit carryforwards of $2.3 and U.S. federal NOL carryforwards of $1.4. The expiration for the majority of these carryforwards is either greater than 10 years or is able to be carried forward indefinitely. The Company has offset approximately $0.6 of the $6.8 state NOLs and $14.5 of the $17.1 of foreign tax loss carryforwards by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future. In addition, as of September 30, 2024, the Company had a deferred tax asset for disallowed U.S. interest expense of $56.0 subject to Internal Revenue Code Section 163(j) limitations, which may be carried forward indefinitely. Based on management’s judgement, with the exception of a $7.7 valuation allowance recorded for state-related disallowed interest carryforwards, it is more likely than not that the Company will recognize the benefit of this deferred tax asset in the future.
As of September 30, 2024 and 2023, the Company had a valuation allowance of $43.7 and $36.4, respectively, based on management’s judgment that it is more likely than not that the benefits of its deferred tax assets will not be realized in the future. Valuation allowance activity is presented in the following table.

	As of and for the Year Ended September 30,
	2024	2023	2022
Balance, beginning of year	$36.4	$35.5	$41.6
Deeside acquisition	20.4	—	—
State carryforwards, including NOLs, Section 163(j) and credits	(11.8)	(0.1)	(7.6)
Other foreign-related changes	(1.3)	1.0	1.5
Balance, end of year	$43.7	$36.4	$35.5
The Company generally repatriates a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material. No provision has been made for income taxes on the Company’s undistributed earnings of consolidated foreign subsidiaries of $131.6 as of September 30, 2024, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries to, amongst other things, fund local operations, fund debt service payments, fund pension and other post-retirement obligations, fund capital projects and support foreign growth initiatives, including potential acquisitions. If the Company repatriated any of the earnings, it could be subject to withholding tax and the impact of foreign currency movements. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
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
Unrecognized tax benefits activity is presented in the following table.

	As of and for the Year Ended September 30,
	2024	2023	2022
Balance, beginning of year	$12.8	$11.7	$12.5
Additions for tax positions taken in current year and acquisitions	1.5	0.8	0.1
Additions for tax positions taken in prior years	0.7	0.4	—
Settlements with tax authorities/statute expirations	(5.2)	(0.1)	(0.9)
Balance, end of year	$9.8	$12.8	$11.7
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective income tax rate was $9.8 at September 30, 2024. The Company believes that, due to expiring statutes of limitations and settlements with tax authorities, it is reasonably possible that the total unrecognized tax benefits may decrease up to approximately $0.3 within twelve months of the reporting date.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax expense. The Company recorded income tax expense of $0.4, $0.5 and $0.1 related to interest and penalties in the years ended September 30, 2024, 2023 and 2022, respectively. The Company had accrued interest and penalties of $1.5 and $1.1 at September 30, 2024 and 2023, respectively. The accrued interest and penalties are not included in the table above.
U.S. federal, U.S. state and foreign jurisdiction income tax returns for the tax years ended September 30, 2021 through September 30, 2023 are generally open and subject to examination by the tax authorities in each respective jurisdiction.

NOTE 11 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for both continuing and discontinued operations.

	Year Ended September 30,
	2024	2023	2022
Net Earnings from Continuing Operations
Net earnings from continuing operations	$366.7	$301.3	$735.0
Impact of redeemable NCI	—	11.0	—
Net earnings from continuing operations for basic earnings per share	$366.7	$312.3	$735.0
Impact of interest expense, net of tax, related to convertible senior notes	10.9	10.9	1.5
Net earnings from continuing operations for diluted earnings per share	$377.6	$323.2	$736.5

Net Earnings from Discontinued Operations
Net earnings from discontinued operations for basic earnings per share	$—	$—	$21.6
Dilutive impact of Old BellRing net earnings from discontinued operations	—	—	—
Net earnings from discontinued operations for diluted earnings per share	$—	$—	$21.6

Net Earnings
Net earnings for basic earnings per share	$366.7	$312.3	$756.6
Net earnings for diluted earnings per share	$377.6	$323.2	$758.1

shares in millions
Weighted-average shares for basic earnings per share	59.9	60.0	60.9
Effect of dilutive securities:
Stock options	0.3	0.4	0.3
Stock appreciation rights	—	—	0.1
Restricted stock units	0.4	0.5	0.5
Market-based performance restricted stock units	0.8	0.6	0.1
Earnings-based performance restricted stock units	0.1	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4	0.7
Total dilutive securities	7.0	7.0	1.8
Weighted-average shares for diluted earnings per share	66.9	67.0	62.7

Earnings from Continuing Operations per Common Share:
Basic	$6.12	$5.21	$12.07
Diluted	$5.64	$4.82	$11.75
Earnings from Discontinued Operations per Common Share:
Basic	$—	$—	$0.35
Diluted	$—	$—	$0.34
Earnings per Common Share:
Basic	$6.12	$5.21	$12.42
Diluted	$5.64	$4.82	$12.09

The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share for both continuing and discontinued operations as they were anti-dilutive.

	Year Ended September 30,
	2024	2023	2022
Restricted stock units	—	0.1	0.3
Market-based performance restricted stock units	—	0.1	0.1
NOTE 12 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2024	2023	2022
Advertising expenses	$188.6	$124.1	$93.2
Research and development expenses	29.0	22.9	18.9
Interest income	(14.8)	(20.9)	(4.4)
Interest paid	321.2	300.2	320.0
Income taxes paid	178.5	114.7	45.8
Accrued additions to property	89.6	37.9	36.4

NOTE 13 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2024	2023
Receivables, net
Trade	$475.1	$451.0
Pet Food net receivable (see Note 6)	51.5	35.5
Income tax receivable	38.8	8.3
Related party	5.8	6.9
Other	14.7	13.2
	585.9	514.9
Allowance for credit losses	(3.0)	(2.5)
	$582.9	$512.4
Inventories
Raw materials and supplies	$144.4	$155.9
Work in process	20.8	24.4
Finished products	554.7	573.6
Flocks	34.3	36.0
	$754.2	$789.9
Other Assets
Pension asset	$143.5	$110.3
Operating ROU assets	228.8	176.2
Derivative assets	—	11.3
Software implementation costs	31.1	18.0
Other	60.8	44.2
	$464.2	$360.0
Accounts Payable
Trade	$458.2	$339.7
Book cash overdrafts	1.4	1.3
Related party	15.4	13.8
Other	8.8	14.0
	$483.8	$368.8
Other Current Liabilities
Advertising and promotion	$70.7	$74.0
Accrued interest	75.2	67.0
Accrued compensation	146.7	128.2
Derivative liabilities	7.8	16.1
Operating lease liabilities	41.0	22.8
Accrued freight	14.2	16.4
Accrued taxes	9.6	21.4
Other	94.7	89.5
	$459.9	$435.4
Other Liabilities
Pension and other postretirement benefit obligations	$55.3	$42.8
Derivative liabilities	7.0	—
Deferred compensation	49.1	36.2
Operating lease liabilities	207.4	169.6
Other	24.6	28.1
	$343.4	$276.7
NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2024, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, consisted of:
•commodity and energy futures, swaps and option contracts, which relate to inputs that generally will be utilized within the next two years;

•foreign currency forward contracts (“FX contracts”) maturing in the next year that have the effect of hedging currency fluctuations between the U.S. Dollar and the Pound Sterling and between the Euro and the Pound Sterling; and
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced.
Interest rate swaps
During the year ended September 30, 2024, the Company received cash proceeds of $5.2 in connection with the termination of its interest rate swap contracts with a $400.0 notional value.
During the year ended September 30, 2023, the Company paid $55.1 in connection with the termination of $849.3 notional value of its rate-lock swap contracts, of which $43.5 related to the termination of rate-lock swap contracts that contained other-than-insignificant financing elements and were reported as cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company also paid $2.1 in connection with the termination of $332.6 notional value of its interest rate swap option, and received cash proceeds of $6.7 in connection with the termination of its interest rate swap contract with a $200.0 notional value.
During the year ended September 30, 2022, the Company paid $17.0 in connection with the termination of $700.0 notional value of its rate-lock swap contracts. The Company also restructured two of its rate-lock swap contracts, which contained other-than-insignificant financing elements. There were no cash settlements paid or received in connection with these restructurings.
The following table presents the notional amounts of derivative instruments held.

	September 30,
	2024	2023
Commodity and energy contracts	$111.8	$263.9
FX contracts	40.5	3.0
Interest rate swap	300.0	700.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

		September 30,
	Balance Sheet Location	2024	2023
Asset Derivatives:
Commodity and energy contracts	Prepaid expenses and other current assets	$4.2	$3.7
FX contracts	Prepaid expenses and other current assets	0.1	—
Interest rate swaps	Prepaid expenses and other current assets	1.0	10.6
Interest rate swaps	Other assets	—	11.3
		$5.3	$25.6

Liability Derivatives:
Commodity and energy contracts	Other current liabilities	$6.5	16.1
FX contracts	Other current liabilities	0.9	—
Interest rate swaps	Other current liabilities	0.4	—
Interest rate swaps	Other liabilities	7.0	—
		$14.8	$16.1
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Year Ended September 30,
		2024	2023	2022
Commodity and energy contracts	Cost of goods sold	$37.3	$35.2	$(60.7)
FX contracts	Selling, general and administrative expenses	0.8	(0.1)	0.1
Interest rate swaps	Expense (income) on swaps, net	15.7	(39.9)	(268.0)
PHPC Warrants	Other income, net	—	(1.0)	(8.2)

At September 30, 2024 and 2023, the Company had pledged collateral of $3.0 and $23.4, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Consolidated Balance Sheets.
NOTE 15 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2024			September 30, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$16.3	$16.3	$—	$13.0	$13.0	$—
Derivative assets	5.3	—	5.3	25.6	—	25.6
Equity security investments	35.7	35.7	—	0.2	0.2	—
	$57.3	$52.0	$5.3	$38.8	$13.2	$25.6

Liabilities:
Deferred compensation liabilities	$49.9	$—	$49.9	$36.8	$—	$36.8
Derivative liabilities	14.8	—	14.8	16.1	—	16.1
	$64.7	$—	$64.7	$52.9	$—	$52.9
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
Other Fair Value Measurements
The Company uses the market approach to measure the fair value of its equity security investments. The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of outstanding borrowings under the municipal bond as of September 30, 2024 and 2023 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding outstanding borrowings under the municipal bond, was $6,880.7 and $5,491.5 as of September 30, 2024 and 2023, respectively, which included $684.9 and $572.6 related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill, other intangible assets and assets held for sale, are measured at fair value on a non-recurring basis using Level 3 inputs. During the year ended September 30, 2023, the Company recorded a goodwill impairment charge of $42.2 related to its Cheese and Dairy reporting unit within the Refrigerated Retail segment, which was recorded in “Impairment of goodwill” in the Consolidated Statements of Operations. There were no goodwill impairment charges recorded during the years ended September 30, 2024 or 2022. For additional information on goodwill, see Notes 2 and 9.
There were no assets held for sale as of September 30, 2024 or 2023. During fiscal 2022, the Company sold the Klingerstown Equipment and entered into an agreement to sell the Jefferson City Equipment, which subsequently closed in fiscal 2023. The Klingerstown Equipment and the Jefferson City Equipment were reported in the Foodservice segment. For additional information on assets held for sale, see Note 8.
The fair value of assets held for sale is measured on a non-recurring basis based on the lower of the carrying amount or fair value less cost to sell. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. The fair value measurements are categorized as Level 3, as the fair values utilize significant unobservable inputs.
For information regarding the fair value of the Company’s pension plan assets, see Note 19.
NOTE 16 — LEASES
The Company leases office space, warehouses, manufacturing facilities and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 52 years and most leases provide the Company with the option to exercise one or more renewal terms.
The following table presents the balance sheet location of the Company’s operating leases.

	September 30,
	2024	2023
ROU assets:
Other assets	$228.8	$176.2

Lease liabilities:
Other current liabilities	$41.0	$22.8
Other liabilities	207.4	169.6
Total lease liabilities	$248.4	$192.4
Future minimum payments of the Company’s operating lease liabilities as of September 30, 2024 are presented in the following table.

Fiscal 2025	$54.9
Fiscal 2026	48.2
Fiscal 2027	41.1
Fiscal 2028	35.0
Fiscal 2029	28.4
Thereafter	105.2
Total future minimum payments	$312.8
Less: Implied interest	64.4
Total lease liabilities	$248.4
The following table presents supplemental information related to the Company’s operating leases.

	Year Ended September 30,
	2024	2023	2022
Total operating lease expense	$55.6	$45.8	$45.5
Variable lease expense	6.7	5.3	5.2
Short-term lease expense	9.0	7.7	9.4

Weighted-average remaining lease term	8 years	8 years	9 years
Weighted-average IBR	6.19%	5.99%	5.26%
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2024, 2023 and 2022 were $37.1, $32.5 and $29.6, respectively. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2024, 2023 and 2022 were $81.8, $77.7 and $20.7, respectively.

NOTE 17 — LONG-TERM DEBT
The components of “Long-term debt” on the Consolidated Balance Sheets are presented in the following table.

	September 30,
	2024	2023
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	980.6	1,049.7
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	464.9	939.9
5.75% senior notes maturing March 2027	—	459.3
6.25% senior secured notes maturing February 2032	1,000.0	—
6.375% senior notes maturing March 2033	1,200.0	—
Fourth Incremental Term Loan	—	400.0
Municipal bond	4.2	5.3
	$6,845.1	$6,049.6
Less: Current portion of long-term debt	1.2	1.1
Debt issuance costs, net	55.9	42.0
Plus: Unamortized premium, net	23.6	32.5
Total long-term debt	$6,811.6	$6,039.0
Convertible Senior Notes
On August 12, 2022, the Company issued $575.0 principal value of 2.50% convertible senior notes maturing in August 2027. The 2.50% convertible senior notes were issued at par, and the Company received $559.1 after incurring underwriting fees and other fees and expenses of $15.9, which were deferred and are being amortized to interest expense over the term of the 2.50% convertible senior notes. Interest payments on the 2.50% convertible senior notes are due semi-annually each February 15 and August 15.
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
The 2.50% convertible senior notes may be converted at the holder’s option up to the second scheduled trading day immediately before the maturity date of August 15, 2027 under the following circumstances:
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
As of both September 30, 2024 and 2023, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of September 30, 2024 or 2023. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Company’s Consolidated Balance Sheets as of both September 30, 2024 and 2023.
As of September 30, 2024 and 2023, the net carrying value of the 2.50% convertible senior notes was $565.4 and $562.4, respectively, which included $9.6 and $12.6, respectively, of unamortized debt issuance costs.
The Company’s 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing domestic subsidiaries that have guaranteed its other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designated as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries. If, after the date the 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary of the Company guarantees any of the Company’s existing senior unsecured notes or any other debt securities the Company may issue in the form of senior unsecured notes or convertible or exchangeable notes, then the Company will cause such subsidiary to become a guarantor under the 2.50% convertible senior notes as well. These guarantees are subject to release in certain circumstances.
Other Senior Notes
On February 14, 2017, the Company issued $750.0 principal value of 5.75% senior notes maturing in March 2027. The 5.75% senior notes were issued at par, and the Company received $739.5 after incurring underwriting fees and other fees and expenses of $10.5, which were deferred and amortized to interest expense over the term of the 5.75% senior notes. On August 10, 2017, the Company issued an additional $750.0 principal value of 5.75% senior notes. The additional 5.75% senior notes were issued at a price of 105.5% of par value, and the Company received $784.0 after incurring underwriting fees and other fees and expenses of $7.2, which were deferred and amortized to interest expense over the term of the 5.75% senior notes. The premium related to the additional 5.75% senior notes was recorded as an unamortized premium and amortized as a reduction to interest expense over the term of the 5.75% senior notes. Interest payments on the 5.75% senior notes were due semi-annually each March 1 and September 1. The 5.75% senior notes were fully redeemed during the year ended September 30, 2024 (see below for additional information).
On December 1, 2017, the Company issued $1,000.0 principal value of 5.625% senior notes maturing in January 2028. The 5.625% senior notes were issued at par, and the Company received $990.6 after incurring underwriting fees and other fees and expenses of $9.4, which were deferred and are being amortized to interest expense over the term of the 5.625% senior notes. Interest payments on the 5.625% senior notes are due semi-annually each January 15 and July 15.
On July 3, 2019, the Company issued $750.0 principal value of 5.50% senior notes maturing in December 2029. The 5.50% senior notes were issued at par, and the Company received $743.0 after incurring underwriting fees and other fees and expenses of $7.0, which were deferred and are being amortized to interest expense over the term of the 5.50% senior notes. On December 22, 2021, the Company issued an additional $500.0 principal value of 5.50% senior notes. The additional 5.50% senior notes were issued at a price of 103.5% of par value, and the Company received $514.0 after incurring underwriting fees and other fees and expenses of $3.5, which were deferred and are being amortized to interest expense over the term of the 5.50% senior notes. The premium related to the additional 5.50% senior notes was recorded as an unamortized premium and is being amortized as a reduction to interest expense over the term of the 5.50% senior notes. Interest payments on the 5.50% senior notes are due semi-annually each June 15 and December 15.
On February 26, 2020, the Company issued $1,250.0 principal value of 4.625% senior notes maturing in April 2030. The 4.625% senior notes were issued at par, and the Company received $1,241.0 after incurring underwriting fees and other fees and expenses of $9.0, which were deferred and are being amortized to interest expense over the term of the 4.625% senior notes. On August 14, 2020, the Company issued an additional $400.0 principal value of 4.625% senior notes. The additional 4.625% senior notes were issued at a price of 105.5% of par value, and the Company received $417.5 after incurring underwriting fees and other fees and expenses of $4.5, which were deferred and are being amortized to interest expense over the term of the 4.625% senior notes. The premium related to the additional 4.625% senior notes was recorded as an unamortized premium and is being amortized as a reduction of interest expense over the term of the 4.625% senior notes. Interest payments on the 4.625% senior notes are due semi-annually each April 15 and October 15.
On March 10, 2021, the Company issued $1,800.0 principal value of 4.50% senior notes maturing in September 2031. The 4.50% senior notes were issued at par, and the Company received $1,783.2 after incurring underwriting fees and other fees and expenses of $16.8, which were deferred and are being amortized to interest expense over the term of the 4.50% senior notes. Interest payments on the 4.50% senior notes are due semi-annually each March 15 and September 15.
On February 20, 2024, the Company issued $1,000.0 principal value of 6.25% senior secured notes (the “6.25% senior secured notes”) maturing in February 2032. The 6.25% senior secured notes were issued at par, and the Company received $986.7 after incurring underwriting fees and other fees and expenses of $13.3, which were deferred and are being amortized to interest expense over the term of the 6.25% senior secured notes. Interest payments on the 6.25% senior secured notes are due semi-annually each August 15 and February 15. With a portion of the net proceeds received from the 6.25% senior secured notes issuance, borrowings under the New Revolving Credit Facility (as defined below) and cash on hand, the Company repaid the outstanding principal balance of the Fourth Incremental Term Loan (as defined below) and all accrued, unpaid interest thereon, redeemed the remainder of the outstanding 5.75% senior notes and all accrued, unpaid interest to the redemption date and repaid the outstanding borrowings under the Old Revolving Credit Facility (as defined below) and all accrued, unpaid interest thereon. For additional information, see the “Credit Agreement,” “Fourth Incremental Term Loan” and “Repayments of Debt” sections below.
On August 22, 2024, the Company issued $1,200.0 principal value of 6.375% senior notes maturing in March 2033. The 6.375% senior notes were issued at par, and the Company received $1,185.8 after incurring underwriting fees and other fees and expenses of $14.2, which were deferred and are being amortized to interest expense over the term of the 6.375% senior notes. Interest payments on the 6.375% senior notes are due semi-annually each March 1 and September 1, with the first interest payment due on March 1, 2025. With the net proceeds received from the 6.375% senior notes issuance, the Company repurchased in a cash tender offer a portion of the outstanding 5.625% senior notes and all accrued unpaid interest to the redemption date and repaid the outstanding borrowings under the New Revolving Credit Facility and all accrued, unpaid interest thereon. For additional information, see “Repayments of Debt” below.
The Company’s senior notes, other than certain of its senior notes described below, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of its existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). The Company’s 6.25% senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, and the Company 6.375% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of the Company’s existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement or certain of the Company’s other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). These guarantees are subject to release in certain circumstances.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by the First Joinder Agreement, the Second Joinder Agreement, the Third Joinder Agreement, the Fourth Joinder Agreement and the Third Amendment (as each such term is defined below), restated or amended and restated, the “Credit Agreement”). Prior to the effective date of the Third Amendment, the Credit Agreement provided for a revolving credit facility in an aggregate principal amount of $750.0 (the “Old Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Company incurred $3.6 of issuance costs in connection with entering into the initial Credit Agreement, which were deferred and are being amortized to interest expense over the term of the Credit Agreement.

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
The Third Amendment (i) replaced the Old Revolving Credit Facility with a new revolving credit facility in an aggregate principal amount of $1,000.0 (the “New Revolving Credit Facility”), (ii) extended the maturity date of the New Revolving Credit Facility to February 20, 2029, provided that if on October 16, 2027 the Company’s 5.625% senior notes have not been redeemed in full in cash or refinanced and replaced in full with notes and/or loans maturing at least 91 days after February 20, 2029, then the maturity date of the New Revolving Credit Facility will be October 16, 2027 and (iii) modified certain other terms, conditions and provisions of the Credit Agreement, including transferring the administrative agent role from Barclays to JPMorgan Chase. The term “Revolving Credit Facility” used herein generally refers to the Old Revolving Credit Facility prior to the Third Amendment and the New Revolving Credit Facility subsequent to the Third Amendment.
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
During the year ended September 30, 2024, the Company borrowed $645.0 and repaid $645.0 under the Revolving Credit Facility. There were no borrowings or repayments under the Revolving Credit Facility during the years ended September 30, 2023 or 2022. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2024 or 2023. As of September 30, 2024 and 2023, the Revolving Credit Facility had outstanding letters of credit of $20.0 and $19.7, respectively, which reduced its available borrowing capacity to $980.0 and $730.3, respectively.
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
Obligations under the Company’s Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property. These guarantees are subject to release in certain circumstances.

Joinder Agreements
On March 8, 2022, the Company entered into a Joinder Agreement No. 1 (the “First Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions constituting the Funding Incremental Term Loan Lenders (as defined in the First Joinder Agreement, referred to herein as the “First Funding Incremental Term Loan Lenders”), Barclays, as administrative agent, and JPMorgan Chase, as sub-agent to the administrative agent. The First Joinder Agreement provided for an incremental term loan (the “First Incremental Term Loan”) of $840.0 under the Company’s Credit Agreement, which the Company borrowed in full on March 8, 2022. The First Joinder Agreement permitted the Company to repay the First Incremental Term Loan, in whole or in part, in cash or, with the prior written consent of the First Funding Incremental Term Loan Lenders, in lieu of cash, to exchange its obligations under the First Incremental Term Loan with the First Funding Incremental Term Loan Lenders for the BellRing Notes.
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
On March 17, 2022, the Company redeemed $840.0 in aggregate principal amount of the outstanding 5.75% senior notes using the proceeds from the First Incremental Term Loan. The 5.75% senior notes were redeemed at a redemption price of 102.875% of the aggregate principal amount of the 5.75% senior notes being redeemed, plus accrued and unpaid interest for each day from March 1, 2022 to, but excluding, March 17, 2022. For additional information, see “Repayments of Debt” below.
On July 25, 2022, the Company entered into a Joinder Agreement No. 2 (the “Second Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions constituting the Funding Incremental Term Loan Lenders (as defined in the Second Joinder Agreement, referred to herein as the “Second Funding Incremental Term Loan Lenders”), Barclays, as administrative agent, and JPMorgan Chase, as sub-agent to the administrative agent. The Second Joinder Agreement provided for an incremental term loan (the “Second Incremental Term Loan”) of $450.0 under the Company’s Credit Agreement, which the Company borrowed in full on July 25, 2022. The Second Joinder Agreement permitted the Company to repay the Second Incremental Term Loan, in whole or in part, in cash or, with the prior written consent of the Second Funding Incremental Term Loan Lenders, with an alternative form of consideration in lieu of cash.
On August 8, 2022, the Company and the Second Funding Incremental Term Loan Lenders entered into an exchange agreement (the “Second Exchange Agreement”) pursuant to which, on August 11, 2022, the Company transferred 14.8 million shares of its Investment in BellRing to the Second Funding Incremental Term Loan Lenders to repay $342.3 in aggregate principal amount of the Second Incremental Term Loan, excluding accrued interest, which was paid with cash (such exchange, the “First Debt-for-Equity Exchange”). On September 14, 2022, the Company repaid the remaining principal balance of $107.7 of the Second Incremental Term Loan using cash on hand. For additional information, see “Repayments of Debt” below.
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
On November 21, 2022, the Company and J.P. Morgan entered into an exchange agreement (the “Third Exchange Agreement”) pursuant to which, on November 25, 2022, the Company transferred the remaining 4.6 million shares of its Investment in BellRing to J.P. Morgan to repay $99.9 in aggregate principal amount of the Third Incremental Term Loan, excluding accrued interest, which was paid with cash (such exchange, the “Second Debt-for-Equity Exchange”). Following the completion of the Second Debt-for-Equity Exchange, the Company no longer held shares of BellRing Common Stock. On November 25, 2022, the Company repaid the remaining principal balance of $30.1 of the Third Incremental Term Loan using cash on hand. For additional information, see “Repayments of Debt” below.
On April 26, 2023, the Company entered into a Joinder Agreement No. 4 (the “Fourth Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions party to the Fourth Joinder Agreement as lenders (the “Fourth Incremental Term Loan Lenders”) and Barclays, as the administrative agent. The Fourth

Joinder Agreement provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 under the Credit Agreement, which the Company borrowed in full on April 26, 2023. The Company incurred $1.9 of debt issuance costs in connection with the Fourth Incremental Term Loan, which were deferred and amortized to interest expense over the term of the Fourth Incremental Term Loan.
On February 20, 2024, the Company repaid the outstanding principal balance of the Fourth Incremental Term Loan and all accrued, unpaid interest thereon using a portion of the net proceeds from the 6.25% senior secured notes issuance. For additional information, see “Repayments of Debt” below.
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
Repayments of Debt
On June 27, 2022, the Company commenced a modified “Dutch Auction” tender offer to purchase up to $450.0 in aggregate cash consideration (excluding accrued interest) of its (i) 4.625% senior notes at a bid range of 81% to 88% of par and (ii) 4.50% senior notes at a bid range of 80% to 87% of par (collectively, the “2022 Tender Offer”). The 2022 Tender Offer included a tender premium of 5% of par for holders who tendered their senior notes prior to 5:00 p.m., New York City time, on July 11, 2022 (the “2022 Tender Premium”). On July 26, 2022, the Company settled the 2022 Tender Offer and purchased $139.8 in aggregate principal amount, or approximately 8%, of its outstanding 4.625% senior notes at 87% of par, including the 2022 Tender Premium, and $381.8 in aggregate principal amount, or approximately 22%, of its outstanding 4.50% senior notes at 86% of par, including the 2022 Tender Premium, for aggregate cash consideration of $450.0, excluding accrued interest and fees. The Company paid tender fees of $1.7 in connection with the 2022 Tender Offer, which were included in “Loss (gain) on extinguishment of debt, net” in the Consolidated Statements of Operations for the year ended September 30, 2022.
On August 8, 2024, the Company commenced a tender offer to purchase up to $475.0 in aggregate principal amount of its 5.625% senior notes for a tender consideration determined by reference to a fixed spread of 50 basis points plus the yield to maturity of a U.S. Treasury reference security, with the maximum consideration not to exceed 101.875% of par (the “2024 Tender Offer”). The 2024 Tender Offer included a tender premium of 5% of par for holders who tendered their senior notes prior to 5:00 p.m., New York City time, on August 21, 2024 (the “2024 Tender Premium”). On August 23, 2024, the Company settled the 2024 Tender Offer and purchased $475.0 in aggregate principal amount, or approximately 50.5%, of its outstanding 5.625% senior notes at 100.884% of par, including the 2024 Tender Premium, for an aggregate cash consideration of $479.2, excluding accrued interest and fees. The Company used a portion of the proceeds from the 6.375% senior notes issuance to complete the 2024 Tender Offer. The Company paid fees of $0.9 in connection with the 2024 Tender Offer, which were included in “Loss (gain) on extinguishment of debt, net” in the Consolidated Statements of Operations for the year ended September 30, 2024.
The following table presents the Company’s (i) principal repayments of debt, which, net of discounts, were included in the Consolidated Statements of Cash Flows, (ii) principal amounts of debt exchanged (refer to “Joinder Agreements” above), which were not included in the Consolidated Statements of Cash Flows and (iii) the associated loss (gain) related to such repayments and exchanges included in “Loss (gain) on extinguishment of debt, net” in the Consolidated Statements of Operations.

			Loss (Gain) on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Principal Amount Exchanged	Debt Discounts (Received) / Premiums Paid	Write-off of Debt Issuance Costs / Tender Fees	Write-off of Unamortized Premiums
Year Ended September 30, 2024
4.50% senior notes	$69.1	$—	$(7.9)	$0.5	$—
5.625% senior notes	475.0	—	4.2	2.5	—
5.75% senior notes	459.3	—	4.4	1.6	(4.6)
Fourth Incremental Term Loan	400.0	—	—	1.4	—
Municipal bond	1.1	—	—	—	—
Revolving Credit Facility	645.0	—	—	—	—
Total	$2,049.5	$—	$0.7	$6.0	$(4.6)

Year Ended September 30, 2023
4.50% senior notes	$220.8	$—	$(31.5)	$1.7	$—
4.625% senior notes	96.8	—	(11.4)	0.5	(0.9)
5.625% senior notes	1.0	—	—	—	—
Third Incremental Term Loan	30.1	99.9	—	1.1	—
Municipal bond	1.1	—	—	—	—
Total	$349.8	$99.9	$(42.9)	$3.3	$(0.9)

Year Ended September 30, 2022
4.50% senior notes	$529.5	$—	$(74.7)	$6.0	$—
4.625% senior notes	167.8	—	(21.9)	1.1	(1.8)
5.50% senior notes	15.0	—	(1.2)	0.1	(0.2)
5.75% senior notes	840.0	—	24.1	5.0	(13.3)
First Incremental Term Loan	—	840.0	—	3.5	—
Second Incremental Term Loan	107.7	342.3	—	0.7	—
Municipal bond	1.1	—	—	—	—
Total	$1,661.1	$1,182.3	$(73.7)	$16.4	$(15.3)
As of September 30, 2024, expected principal payments on the Company’s debt for the next five fiscal years based on the debt maturity dates were:

Fiscal 2025	$1.2
Fiscal 2026	1.2
Fiscal 2027 (a)	576.3
Fiscal 2028	465.4
Fiscal 2029	—
(a)Includes principal payment of $575.0 related to the Company’s 2.50% convertible senior notes.
Any future borrowings under the Revolving Credit Facility will be required to be repaid on or before the maturity date for the Revolving Credit Facility, which is discussed in the “Credit Agreement” section above. Estimated future interest payments on the Company’s debt through fiscal 2029 are expected to be $1,724.9 (with $360.7 expected in fiscal 2025) based on interest rates as of September 30, 2024.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the

Company’s revolving credit commitments. As of September 30, 2024, the Company was in compliance with this financial covenant.
NOTE 18 — COMMITMENTS AND CONTINGENCIES
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
Bob Evans Lease Guarantees
Historically, Bob Evans Farms, Inc. (“Bob Evans”) guaranteed certain payment and performance obligations associated with the leases for 143 properties (the “Guarantees”) leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantees remained in effect following the Company’s acquisition of Bob Evans in 2018, but have subsequently been adjusted to apply only to 129 properties. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, subject in certain cases to certain early termination allowances, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining terms of the leases subsequent to September 30, 2024, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $13.3 and will increase up to 1.5% annually based on indexed inflation. The lease terms for the majority of the leases extend for approximately 14 years from September 30, 2024, and the Guarantees would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under any of the Guarantees, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the applicable landlord to mitigate damages by re-letting the properties in default. While the COVID-19 pandemic impacted the restaurants industry generally, including the Bob Evans Restaurant Business, the Bob Evans Restaurant Business was able to amend certain of its leases during fiscal 2020 in order to ensure that it continued to meet its obligations under these leases, and there is no indication that the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantees is immaterial as of September 30, 2024.
NOTE 19 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the U.S., the U.K. and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance).
On February 16, 2024, the Company adopted the Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan (the “SERP”), an unfunded, non-qualified defined benefit retirement plan for certain management employees of the Company that was effective on February 19, 2024. The SERP is a supplemental program that provides a cash balance benefit to each participant. The SERP participants were credited with an opening credit, based on years of past service with the Company, and accrue ongoing benefits with a pay credit equal to a percentage of certain of the participant’s annualized compensation. In addition, SERP participants are credited annually with an interest credit equal to the interest rate multiplied by the participant’s account balance as of the preceding December 1st. The Company recorded an initial projected benefit obligation of $8.3 related to the SERP during the year ended September 30, 2024, which was included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at September 30, 2024.
The following disclosures reflect amounts related to the Company’s employees based on separate actuarial valuations, projections and certain allocations. Amounts for the Canadian plans and the SERP are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts. With respect to defined benefits for Canadian Post Consumer Brands employees, eligibility is frozen to new entrants and benefit accrual is frozen for salaried employees. With respect to defined benefits for U.S. Post Consumer Brands employees, eligibility is frozen to new employees and the benefit accrual is frozen for all administrative employees and certain production employees. The benefit accrual is frozen for salaried Weetabix North America employees in the U.S. With respect to Weetabix employees in the U.K. participating in the executive and group schemes of the defined benefit pension plans and Deeside defined benefit pension plan, the plans are closed to new entrants and the benefit accrual is frozen with respect to existing participants.

Defined Benefit Pension Plans
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2024 and a statement of the funded status and amounts recognized on the Consolidated Balance Sheets as of September 30, 2024 and 2023.

	North America		Other International
	As of and for the Year Ended September 30,		As of and for the Year Ended September 30,
	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$92.6	$95.5	$422.0	$421.1
Service cost	2.5	2.2	0.3	—
Interest cost	5.8	5.3	25.6	23.3
Plan participants’ contributions	0.3	0.3	—	—
Net actuarial loss (gain)	11.4	(5.4)	24.5	(37.5)
Business combinations	—	—	32.4	—
Benefits paid	(6.0)	(5.4)	(29.3)	(25.9)
Plan amendments	8.3	—	0.1	—
Other	—	—	(0.3)	—
Currency translation	0.1	0.1	42.6	41.0
Benefit obligation at end of year	$115.0	$92.6	$517.9	$422.0

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$108.2	$102.9	$516.4	$507.3
Actual return on plan assets	25.3	10.1	56.5	(14.3)
Employer contributions	—	0.1	0.1	—
Business combinations	—	—	42.7	—
Plan participants’ contributions	0.3	0.3	—	—
Benefits paid	(6.0)	(5.4)	(29.3)	(25.9)
Currency translation	0.1	0.2	52.8	49.4
Other	—	—	(0.3)	(0.1)
Fair value of plan assets at end of year	127.9	108.2	638.9	516.4
Funded status	$12.9	$15.6	$121.0	$94.4

Amounts recognized in assets or liabilities
Other assets	$22.5	$15.9	$121.0	$94.4
Other liabilities	(9.6)	(0.3)	—	—
Net amount recognized	$12.9	$15.6	$121.0	$94.4

Amounts recognized in accumulated OCI
Net actuarial (gain) loss	$(8.0)	$(2.7)	$50.2	$47.7
Prior service cost	8.1	0.4	9.9	10.3
Total	$0.1	$(2.3)	$60.1	$58.0

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. pension plan	5.09%	6.06%	n/a	n/a
Discount rate — Canadian plans	4.64%	5.68%	n/a	n/a
Discount rate — SERP	4.87%	n/a	n/a	n/a
Discount rate — Other international plans	n/a	n/a	5.17%	5.67%
Rate of compensation increase — U.S. pension plan	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Canadian plans	2.75%	2.75%	n/a	n/a
Rate of compensation increase — SERP	3.00%	n/a	n/a	n/a
Rate of compensation increase — Other international plans	n/a	n/a	2.48%	3.02%
Interest crediting rate — SERP	4.90%	n/a	n/a	n/a

The aggregate accumulated benefit obligation for the North America pension plans was $114.3 and $91.8 at September 30, 2024 and 2023, respectively. The aggregate accumulated benefit obligation for the Other International pension plans was $517.9 and $422.0 at September 30, 2024 and 2023, respectively.
The following table presents information for the SERP, which had accumulated benefit obligations and projected benefit obligations in excess of fair value of plan assets at September 30, 2024.

Projected benefit obligation	$9.5
Accumulated benefit obligation	9.5
Fair value of plan assets	—
The following tables present the components of net periodic benefit cost (income) for the pension plans including amounts recognized in OCI. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (income) were reported in “Other income, net” in the Consolidated Statements of Operations.

	North America
	Year Ended September 30,
	2024	2023	2022
Components of net periodic benefit cost (income)
Service cost	$2.5	$2.2	$4.3
Interest cost	5.8	5.3	3.5
Expected return on plan assets	(8.1)	(7.5)	(7.0)
Recognized net actuarial (gain) loss	(0.5)	(0.2)	1.6
Recognized prior service cost	0.7	0.1	0.1
Net periodic benefit cost (income)	$0.4	$(0.1)	$2.5

Weighted-average assumptions used to determine net benefit cost (income)
Discount rate — U.S. pension plan	6.06%	5.65%	3.05%
Discount rate — Canadian plans	5.68%	5.12%	3.32%
Discount rate — SERP	5.99%	n/a	n/a
Rate of compensation increase — U.S. pension plan	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%
Rate of compensation increase — SERP	n/a	n/a	n/a
Expected return on plan assets — U.S. pension plan	7.00%	6.50%	5.75%
Expected return on plan assets — Canadian plans	6.00%	5.75%	5.25%
Expected return on plan assets — SERP	n/a	n/a	n/a

Changes in plan assets and benefit obligation recognized in OCI
Net gain	$(5.7)	$(8.0)	$(4.7)
Recognized gain (loss)	0.5	0.2	(1.6)
Plan inception (a)	8.3	—	—
Recognized prior service cost	(0.7)	(0.1)	(0.1)
Total recognized in OCI (before tax effects)	$2.4	$(7.9)	$(6.4)
(a)Amount represents the initial projected benefit obligation recorded related to the SERP during the year ended September 30, 2024.

	Other International
	Year Ended September 30,
	2024	2023	2022
Components of net periodic benefit income
Service cost	$0.3	$—	$—
Interest cost	25.6	23.3	15.7
Expected return on plan assets	(34.7)	(30.8)	(24.8)
Recognized net actuarial loss	0.1	0.1	—
Recognized prior service cost	0.5	0.4	0.4
Net periodic benefit income	$(8.2)	$(7.0)	$(8.7)

Weighted-average assumptions used to determine net benefit income
Discount rate	5.67%	5.15%	2.05%
Rate of compensation increase	3.02%	3.85%	3.45%
Expected return on plan assets	6.26%	5.63%	2.73%

Changes in plan assets and benefit obligation recognized in OCI
Net loss	$2.6	$7.6	$46.2
Recognized loss	(0.1)	(0.1)	—
Prior service cost	0.1	—	—
Recognized prior service cost	(0.5)	(0.4)	(0.4)
Total recognized in OCI (before tax effects)	$2.1	$7.1	$45.8
The Company does not expect to make contributions to its defined benefit North America and Other International pension plans during fiscal 2025.
The expected return on North America pension plan assets was determined based on historical and expected future returns of the various asset classes using the target allocation. The broad target allocations are 57.9% equity securities, 37.8% fixed income and bonds, 3.3% real assets and 1.0% cash and cash equivalents. At September 30, 2024, equity securities were 62.0%, fixed income and bonds were 33.3%, real assets were 1.3% and cash and cash equivalents were 3.4% of the fair value of total plan assets, 97.2% of which was invested in passive index funds. At September 30, 2023, equity securities were 64.7%, fixed income and bonds were 30.2%, real assets were 1.3% and cash and cash equivalents were 3.8% of the fair value of total plan assets, 96.8% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The expected return on Other International pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 63.0% fixed income and bonds, 34.4% liability driven investments and 2.6% cash and cash equivalents. At September 30, 2024, fixed income and bonds were 72.7%, liability driven investments were 24.7% and cash and cash equivalents were 2.6% of the fair value of total plan assets, 37.4% of which was invested in passive index funds. At September 30, 2023, fixed income and bonds were 75.2%, liability driven investments were 21.4% and cash and cash equivalents were 3.4% of the fair value of total plan assets, 23.7% of which was invested in passive index funds. The allocation guidelines were established by the trustees of the plan based on their determination of the appropriate risk posture and long-term objectives after consulting with management.
The following tables present the North America and Other International pension plans’ assets measured at fair value on a recurring basis and the basis for that measurement. The fair value of funds is based on quoted net asset value (“NAV”) per share held by the plans at year end.

	North America
	September 30, 2024			September 30, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Equities	$14.3	$—	$14.3	$11.9	$—	$11.9
Fixed income and bonds	6.2	—	6.2	5.2	—	5.2
Cash and cash equivalents	0.7	0.7	—	4.1	4.1	—
Fair value of plan assets in the fair value hierarchy	21.2	0.7	20.5	21.2	4.1	17.1
Investments measured at NAV (a)	106.7	—	—	87.0	—	—
Total plan assets	$127.9	$0.7	$20.5	$108.2	$4.1	$17.1

	Other International
	September 30, 2024			September 30, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Fixed income and bonds	$350.3	$350.3	$—	$280.4	$280.4	$—
Liability driven instruments	121.4	121.4	—	91.6	91.6	—
Cash and cash equivalents	5.1	5.1	—	17.4	17.4	—
Fair value of plan assets in the fair value hierarchy	476.8	476.8	—	389.4	389.4	—
Investments measured at NAV (a)	162.1	—	—	127.0	—	—
Total plan assets	$638.9	$476.8	$—	$516.4	$389.4	$—
(a)Includes certain investments in common collective trusts, cash equivalent funds, real assets, fixed incomes and liability driven instruments which were measured at NAV. In accordance with the practical expedient provided by ASC Topic 820, these investments have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the tables above.
Other Postretirement Benefits
The following table provides a reconciliation of the changes in the North America other postretirement benefit obligations over the two year period ended September 30, 2024 and a statement of the funded status and amounts recognized on the Consolidated Balance Sheets as of September 30, 2024 and 2023. Besides the North America plans, the Company does not maintain any other postretirement benefit plans.

	As of and for the Year Ended September 30,
	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$45.8	$48.3
Service cost	0.2	0.3
Interest cost	2.7	2.5
Net actuarial loss (gain)	2.4	(3.0)
Benefits paid	(2.2)	(2.3)
Benefit obligation at end of year	$48.9	$45.8

Change in fair value of plan assets
Employer contributions	2.2	2.3
Benefits paid	(2.2)	(2.3)
Fair value of plan assets at end of year	—	—
Funded status	$(48.9)	$(45.8)

Amounts recognized in assets or liabilities
Other current liabilities	(3.2)	(3.3)
Other liabilities	(45.7)	(42.5)
Net amount recognized	$(48.9)	$(45.8)

Amounts recognized in accumulated OCI
Net actuarial loss	$(8.3)	$(11.7)
Prior service credit	—	(0.7)
Total	$(8.3)	$(12.4)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	4.99%	6.01%
Discount rate — Canadian plans	4.73%	5.67%
Rate of compensation increase — Canadian plans	2.75%	2.75%

The following table presents information for the other postretirement benefit plans which had accumulated benefit obligations in excess of fair value of plan assets.

	September 30,
	2024	2023
U.S. plans
Accumulated benefit obligation	$43.9	$40.6
Fair value of plan assets	—	—

Canadian plans
Accumulated benefit obligation	$5.0	$5.2
Fair value of plan assets	—	—
The following table presents the components of net periodic benefit loss (income) for the other postretirement benefit plans including amounts recognized in OCI. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit loss (income) were reported in “Other income, net” in the Consolidated Statements of Operations.

	Year Ended September 30,
	2024	2023	2022
Components of net periodic benefit loss (income)
Service cost	$0.2	$0.3	$0.5
Interest cost	2.7	2.5	1.5
Recognized net actuarial (gain) loss	(1.0)	(0.5)	0.6
Recognized prior service credit	(0.6)	(4.7)	(4.6)
Net periodic benefit loss (income)	$1.3	$(2.4)	$(2.0)

Weighted-average assumptions used to determine net benefit loss (income)
Discount rate — U.S. plans	6.01%	5.62%	2.89%
Discount rate — Canadian plans	5.67%	5.12%	3.45%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%

Changes in benefit obligation recognized in OCI
Net loss (gain)	$2.5	$(3.0)	$(17.5)
Recognized net actuarial gain (loss)	1.0	0.5	(0.6)
Recognized prior service credit	0.6	4.7	4.6
Total recognized in OCI (before tax effects)	$4.1	$2.2	$(13.5)
For September 30, 2024 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for fiscal 2025 was 6.3% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for fiscal 2030 and beyond. For September 30, 2023 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for fiscal 2024 was 6.5% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for fiscal 2030 and beyond. For both September 30, 2024 and 2023 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 4.5%, and will remain at this rate for 2025 and beyond.

Additional Information
As of September 30, 2024, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were:

	Pension Benefits	Other Benefits	Subsidy Receipts
Fiscal 2025	$31.6	$3.4	$0.1
Fiscal 2026	32.7	3.4	0.1
Fiscal 2027	34.0	3.4	0.2
Fiscal 2028	34.9	3.5	0.2
Fiscal 2029	36.3	3.4	0.2
Fiscal 2030 - 2034	206.0	17.3	0.9
In addition to the defined benefit plans described above, the Company sponsors a defined contribution 401(k) plan under which it makes matching contributions. The Company expensed $27.3, $21.4 and $19.6 for the years ended September 30, 2024, 2023 and 2022, respectively, related to such plan.
NOTE 20 — STOCK-BASED COMPENSATION
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
Total compensation cost for the Company’s cash and non-cash stock-based compensation awards recognized in the years ended September 30, 2024, 2023 and 2022 was $85.1, $77.8 and $66.4, respectively, and the related recognized deferred tax benefit for each of those periods was approximately $11.2, $10.5 and $9.1, respectively. As of September 30, 2024, the total compensation cost related to Post’s non-vested awards not yet recognized was $73.1, which is expected to be recognized over a weighted-average period of 1.3 years.
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
The adjustments to the Equity Awards and Deferred Compensation Accounts had an immaterial impact on the Company’s Consolidated Statements of Operations for the years ended September 30, 2024, 2023 and 2022.

Stock Appreciation Rights (“SARs”)

$ in millions, except price per share	SARs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2023	51,898	$36.35
Granted	—
Exercised	(22,242)	34.79
Forfeited	—
Expired	—
Outstanding at September 30, 2024	29,656	37.53	0.63	$2.3
Vested and expected to vest as of September 30, 2024	29,656	37.53	0.63	2.3
Exercisable at September 30, 2024	29,656	37.53	0.63	2.3
Upon exercise of each SAR, the holder will receive the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of SARs exercised was $1.4, $1.9 and $3.0 during the years ended September 30, 2024, 2023 and 2022, respectively. There were no SARs granted during the years ended September 30, 2024, 2023 or 2022.
Stock Options

$ in millions, except price per share	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2023	748,708	$51.96
Granted	—	—
Exercised	(397,627)	46.64
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2024	351,081	57.99	3.61	$20.3
Vested and expected to vest as of September 30, 2024	351,081	57.99	3.61	20.3
Exercisable at September 30, 2024	351,081	57.99	3.61	20.3
The fair value of each stock option was estimated on the grant date using the Black-Scholes Model. The Company used the simplified method for estimating a stock option term as it did not have sufficient historical stock option exercise experience upon which to estimate an expected term. The expected term was estimated based on the award’s vesting period and contractual term. Expected volatilities were based on historical volatility trends and other factors. The risk-free rate was the interpolated U.S. Treasury rate for a term equal to the expected term. There were no stock options granted during the years ended September 30, 2024, 2023 or 2022.
The total intrinsic value of stock options exercised was $24.2, $14.1 and $14.1 in the years ended September 30, 2024, 2023 and 2022, respectively. The Company received proceeds from the exercise of stock options of $2.9, $3.9 and $4.9 during the years ended September 30, 2024, 2023 and 2022, respectively.
Restricted Stock Units (“RSUs”)

	RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2023	1,060,232	$79.99
Granted	545,106	86.30
Vested	(564,416)	76.13
Forfeited	(46,588)	84.99
Nonvested at September 30, 2024	994,334	85.41

The grant date fair value of each RSU award was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested RSUs was $85.41, $79.99 and $68.38 at September 30, 2024, 2023 and 2022, respectively. The total vest date fair value of RSUs that vested during fiscal 2024, 2023 and 2022 was $48.9, $68.9 and $35.1, respectively.
Cash-Settled Restricted Stock Units (“Cash RSUs”)

	Cash RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2023	13,048	$34.68
Granted	1,910	106.28
Vested	(13,048)	34.68
Forfeited	—	—
Nonvested at September 30, 2024	1,910	106.28

At September 30, 2024, the nonvested Cash RSUs were valued at the greater of the closing stock price of the Company’s common stock or the grant price of $106.28. Cash used by the Company to settle Cash RSUs was $1.3, $1.4 and $1.1 for the years ended September 30, 2024, 2023 and 2022, respectively.
Earnings-Based Performance Restricted Stock Units (“Earnings PRSUs”)

	Earnings PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2023	259,542	$83.20
Granted	170,077	85.53
Vested	(191,131)	80.09
Forfeited	(7,022)	87.24
Nonvested at September 30, 2024	231,466	87.37
During the years ended September 30, 2024, 2023 and 2022, the Company granted Earnings PRSUs to certain employees. These awards will be earned based on reaching certain earnings-based targets over a period ranging from one to three years. The grant date fair value of each Earnings PRSU award was determined based upon the closing price of the Company’s common stock on the date of grant and the assumption that the Company would meet the full earnings-based targets. The Company reassesses the probability of achieving the earnings-based targets each quarterly reporting period and adjusts compensation cost accordingly. The weighted-average grant date fair value of nonvested Earnings PRSUs was $87.37, $83.20 and $70.46 at September 30, 2024, 2023 and 2022, respectively. The total vest date fair value of Earnings PRSUs that vested during the years ended September 30, 2024 and 2023 was $16.4 and $14.1, respectively. No Earnings PRSUs vested during the year ended September 30, 2022.
Market-Based Performance Restricted Stock Units (“Market PRSUs”)

	Market PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2023	494,105	$120.69
Granted	154,904	143.63
Adjustment for performance achievement (a)	201,886	n/a
Vested	(392,344)	102.90
Forfeited	—	—
Nonvested at September 30, 2024	458,551	135.83
(a)Represents the adjustment to previously granted Market PRSUs for performance achievement.
The total vest date fair value of Market PRSUs that vested during the years ended September 30, 2024 and 2022 was $31.7 and $6.6, respectively. No Market PRSUs vested during the year ended September 30, 2023.

During the years ended September 30, 2024, 2023 and 2022, the Company granted Market PRSUs to certain employees, which will be earned by comparing Post’s total shareholder return (“TSR”) during a three year period to the respective TSRs of companies in a performance peer group. Based upon Post’s ranking in its performance peer group when comparing TSRs, a recipient of a Market PRSU grant may earn a total award ranging from 0% to 260% of the target award. The fair value of each Market PRSU was estimated on the grant date using a Monte Carlo simulation. The weighted-average assumptions for Market PRSUs granted during the years ended September 30, 2024, 2023 and 2022 are summarized in the table below.

	2024	2023	2022
Expected term	3 years	3 years	3 years
Expected stock price volatility	22.5%	29.1%	27.7%
Risk-free interest rate	4.5%	4.1%	0.9%
Expected dividends	0%	0%	0%
Fair value (per Market PRSU)	$143.63	$156.05	$163.63
Deferred Compensation
Post provides deferred compensation plans for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation, and, with respect to key employee participants, all or a portion of their eligible annual bonus, until a later date based on the participant’s elections. Participant deferrals for employee and director participants may be notionally invested in Post common stock equivalents (the “Equity Option”) or into a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (the “Vanguard Funds”). In order to receive a 33.3% matching contribution, deferrals for director participants must be made into the Equity Option. Deferrals into the Equity Option are generally distributed in Post common stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to the administration of the deferred compensation plans. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in substantially the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability. For additional information regarding deferred compensation, see Note 15.
NOTE 21 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Year Ended September 30,
	2024	2023	2022
Shares repurchased (in millions)	3.0	4.4	4.9
Average price per share (a)	$101.74	$87.13	$90.02
Total share repurchase costs (b)	$303.1	$387.1	$439.0
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase costs” within this table. Average price per share during the year ended September 30, 2022 was $103.79 prior to the BellRing Spin-off and $81.53 subsequent to the BellRing Spin-off.
(b)“Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the year ended September 30, 2024 excluded $0.2 of repurchases of common stock that were accrued in fiscal 2024 but did not settle until fiscal 2025 and $2.2 of accrued excise tax that had not yet been paid as of September 30, 2024. “Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the year ended September 30, 2022 included $4.0 of repurchases of common stock that were accrued in fiscal 2021 but did not settle until fiscal 2022.
In February 2024, the Company entered into a structured share repurchase arrangement, which consisted of purchased call options with a $0 strike price per option and written call options with a $99.45 strike price per option. The Company paid $50.0 of net premiums in connection with the contracts, which were included in “Payment for share repurchase contracts” in the Consolidated Statements of Cash Flows for the year ended September 30, 2024. Upon settlement, the Company had the right to receive approximately 0.5 million shares of Post common stock, to be settled in shares or cash, at the option of the Company. The contracts settled in May 2024, which resulted in the Company receiving cash proceeds of $50.9, which were included in “Proceeds from share repurchase contracts” in the Consolidated Statements of Cash Flows for the year ended September 30, 2024.

On April 28, 2023, the Company completed the Pet Food acquisition (see Note 6). A portion of the purchase price was paid with 5.4 million shares of Post common stock that the Company issued to Smucker. The shares of Post common stock were valued based on the price of Post’s common stock for total stock consideration of $492.3. The Company did not receive any cash proceeds from the issuance of the shares of Post common stock to Smucker.
NOTE 22 — SEGMENTS
At September 30, 2024, the Company managed and reported operating results through the following four reportable segments:
•Post Consumer Brands: primarily North American RTE cereal, pet food and peanut butter;
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
Management evaluates each segment’s performance based on its segment profit, which for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, demolition and site remediation costs related to unused facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses.
In fiscal 2024, 2023 and 2022, Post’s revenues were primarily generated by sales within the U.S.; foreign sales were 10.2%, 11.0% and 12.5% of total net sales, respectively. The largest concentration of foreign sales was within the U.K., which accounted for 55.6%, 54.0% and 52.9% of total foreign sales in fiscal 2024, 2023 and 2022, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2024 and 2023, the majority of Post’s tangible long-lived assets were located in the U.S.; the remainder were located primarily in the U.K. and Canada, which combined have a net carrying value of approximately $314.7 and $280.9, respectively.
During the years ended September 30, 2024, 2023 and 2022, one customer, including its affiliates, accounted for 19.9%, 17.3% and 14.4%, respectively, of Post’s total net sales. The Post Consumer Brands and Refrigerated Retail segments sold products to this major customer or its affiliates.
The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product. Note that additions to property and intangibles exclude additions through business acquisitions (see Note 6).

	Year Ended September 30,
	2024	2023	2022
Net Sales
Post Consumer Brands	$4,109.6	$3,033.1	$2,242.7
Weetabix	543.2	512.1	477.3
Foodservice	2,307.1	2,425.9	2,095.0
Refrigerated Retail	962.2	1,019.7	1,036.6
Eliminations and Corporate	0.6	0.2	(0.4)
Total	$7,922.7	$6,991.0	$5,851.2
Segment Profit
Post Consumer Brands	$541.2	$378.8	$314.6
Weetabix	82.9	73.9	109.5
Foodservice	308.1	349.5	151.0
Refrigerated Retail	75.9	69.2	57.1
Total segment profit	1,008.1	871.4	632.2
General corporate expenses and other	201.7	222.7	196.8

Impairment of goodwill	—	42.2	—
Interest expense, net	316.5	279.1	317.8
Loss (gain) on extinguishment of debt, net	2.1	(40.5)	(72.6)
Expense (income) on swaps, net	15.7	(39.9)	(268.0)
Gain on investment in BellRing	—	(5.1)	(437.1)
Earnings before income taxes and equity method loss	$472.1	$412.9	$895.3
Net sales by product
Cereal	$2,754.6	$2,730.8	$2,595.0
Eggs and egg products	2,121.6	2,304.0	2,026.1
Side dishes (including potato products)	754.9	732.0	652.4
Pet food	1,758.3	679.8	—
Cheese and dairy	168.8	191.5	214.3
Sausage	165.2	163.6	171.2
Peanut butter	104.0	100.5	111.7
Protein-based products	44.2	34.1	12.9
Other	51.1	55.4	68.5
Eliminations	—	(0.7)	(0.9)
Total	$7,922.7	$6,991.0	$5,851.2
Additions to property and intangibles
Post Consumer Brands	$202.6	$112.8	$91.2
Weetabix	34.1	30.1	26.7
Foodservice and Refrigerated Retail	190.7	144.0	136.1
Corporate (a)	2.1	24.2	20.8
Total	$429.5	$311.1	$274.8

Depreciation and amortization
Post Consumer Brands	$207.3	$157.3	$133.1
Weetabix	42.2	35.9	37.5
Foodservice	131.1	128.7	127.5
Refrigerated Retail	72.3	76.1	78.4
Total segment depreciation and amortization	452.9	398.0	376.5
Corporate	24.0	9.1	3.7
Total	$476.9	$407.1	$380.2

		September 30,
		2024	2023
Assets
Post Consumer Brands		$5,106.5	$4,782.2
Weetabix		1,948.4	1,737.8
Foodservice and Refrigerated Retail		4,875.2	4,921.6
Corporate		924.1	205.1
Total assets		$12,854.2	$11,646.7
(a)During the years ended September 30, 2023 and 2022, the Company had non-cash exchanges of fixed assets of $8.1 and $19.5, respectively, which were included in the Corporate additions to property and intangibles.
NOTE 23 — SUBSEQUENT EVENTS
On October 9, 2024, the Company issued $600.0 principal value of 6.250% senior notes maturing in October 2034. The 6.25% senior notes were issued at par and the Company expects to incur total underwriting fees and other fees and expenses of $5.1, which will be deferred and amortized to interest expense over the term of the notes. Interest payments on the 6.25% senior notes will be due semi-annually each April 15 and October 15, with the first interest payment due on April 15, 2025. The Company intends to use the net proceeds from the 6.250% senior notes issuance to redeem all of the Company’s outstanding 5.625% senior notes and for general corporate purposes, which could include, among other things, acquisitions, share repurchases, retirement or repayment of existing debt, capital expenditures and working capital.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this report.
ITEM 9B.    OTHER INFORMATION
Amended and Restated Bylaws
On November 13, 2024, our Board of Directors amended and restated our Amended and Restated Bylaws (as amended and restated, the “eighth Amended and Restated Bylaws”), effective November 13, 2024. The eighth Amended and Restated Bylaws amended Article I, Section 6 to revise the voting standard for our voting stock to clarify alignment with Missouri law. The foregoing description of the terms of the eighth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the eighth Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this report and which is incorporated herein by reference.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as set forth below in this Item, the information required by this Item that appears under the headings “Election of Directors” and “Corporate Governance – Board Meetings and Committees” in the Company’s definitive proxy statement for its 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2024 (the “2025 Proxy Statement”), is incorporated herein by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” in “Business” in Item 1 of this report.
Code of Conduct
The Company has adopted a code of ethics, its Code of Conduct, applicable to its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer, which sets forth the Company’s expectations for the conduct of business by its directors, officers and employees. The Code of Conduct is available under the Governance section within the Sustainability portion of the Company’s website (www.postholdings.com). In the event the Company amends the Code of Conduct or waivers of compliance are granted and it is determined that such amendments or waivers are subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure obligations by posting such information on its website (www.postholdings.com).
Insider Trading Policy
The Company has adopted an insider trading policy governing the purchase, sale and/or other disposition of its securities by its directors, officers and employees, which it believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the applicable exchange listing standards. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item that appears under the headings “Compensation of Officers,” “Director Compensation for the Fiscal Year Ended September 30, 2024,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2025 Proxy Statement is incorporated herein by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2025 Proxy Statement shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item that appears under the headings “Security Ownership of Certain Shareholders” and “Compensation of Officers – Equity Compensation Plan Information” in the 2025 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item that appears under the headings “Certain Relationships and Related Transactions,” “Corporate Governance – Director Independence and Role of the Independent Lead Director,” “Corporate Governance – Board Meetings and Committees – Audit Committee” and “Corporate Governance – Board Meetings and Committees – Corporate Governance and Compensation Committee” in the 2025 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item that appears under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Post Holdings, Inc. are filed as a part of this document under Item 8.

•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, 2023 and 2022
•Consolidated Balance Sheets at September 30, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023 and 2022
•Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements
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

3.1	Restatement of Previously Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 2, 2024)
3.2	Amended and Restated Bylaws of Post Holdings, Inc., effective November 13, 2024
4.1
Indenture (2028 Notes), dated as of December 1, 2017, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 4, 2017)

4.2
Indenture (2029 Notes), dated as of July 3, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2019)

4.3
Indenture (2030 Notes), dated as of February 26, 2020, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2020)

4.4
Indenture (2031 Notes), dated as of March 10, 2021, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 11, 2021)

4.5
Indenture (2027 Convertible Notes), dated as of August 12, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2022)

4.6
Indenture (2032 Secured Notes), dated as of February 20, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2024)

4.7
Indenture (2033 Notes), dated as of August 22, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 27, 2024)

Exhibit No.	Description

4.8
Indenture (2034 Notes), dated as of October 9, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 15, 2024)

4.9	Description of Post Holdings, Inc.’s Registered Securities
†10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10 filed on January 25, 2012)
†10.2	Post Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of February 3, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 2, 2012)
†10.3	Form of Non-Management Director Stock Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 2, 2012)
†10.4
Post Holdings, Inc. 2012 Long-Term Incentive Plan, as amended and restated, effective as of January 31, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2013)

†10.5	Post Holdings, Inc. Senior Management Bonus Program, effective as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)
†10.6	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)
†10.7	Post Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of January 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)
†10.8	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2016)
†10.9	Post Holdings, Inc. Amended and Restated Executive Savings Investment Plan, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2017)
†10.10
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

*10.12
Transaction Agreement, dated as of August 2, 2018, by and among THL Equity Fund VIII Investors (PB), LLC, 8th Avenue Food & Provisions, Inc. and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s first Form 8-K (film no. 18989403) filed on August 2, 2018)

†10.13	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2018)
†10.14	Post Holdings, Inc. 2019 Long-Term Incentive Plan, effective January 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2019)
†10.15	Form of Stock-Settled Restricted Stock Unit Agreement (U.S. Employees) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 30, 2019)
†10.16	Form of Non-Employee Director Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on November 22, 2019)
†10.17	Amendment to the Post Holdings, Inc. Senior Management Bonus Program, effective September 30, 2019 (Incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K filed on November 22, 2019)
†10.18
Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2019 (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q filed on February 7, 2020)

10.19
Tax Receivable Agreement, dated as of October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

*10.20
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

*10.21
Second Amended and Restated Guarantee and Collateral Agreement, dated as of March 18, 2020, by and among Post Holdings, Inc., certain of its subsidiaries and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2020)

†10.22	Offer Letter to Nicolas Catoggio, dated June 30, 2021 (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed on November 17, 2022)
†10.23	Form of Cliff-Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2021)
10.24
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 3, 2021, by and between Post Holdings, Inc. and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K filed on November 19, 2021)

†10.25
Second Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2021 (Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q filed on February 4, 2022)

†10.26	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective November 16, 2021 (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on February 4, 2022)
†10.27	Post Holdings, Inc. 2021 Long-Term Incentive Plan, effective November 17, 2021 (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q filed on February 4, 2022)
†10.28	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q filed on February 4, 2022)
†10.29	Form of Performance-Based Restricted Stock Unit Agreement (3-Year Cumulative EBITDA Grant) (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on November 17, 2022)
10.30
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

†10.31	Form of Non-Employee Director Restricted Stock Unit Agreement (United States Non-Employee Directors) (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q filed on May 6, 2022)
†10.32	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Employee Directors) (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-Q filed on May 6, 2022)
10.33
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

*10.34
Tax Matters Agreement, dated as of March 10, 2022, by and among BellRing Intermediate Holdings, Inc., Post Holdings, Inc. and BellRing Brands, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2022)

10.35
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

†10.36	Form of Cliff-Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed on November 17, 2022)
†10.37	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2022)
†10.38	Form of Stock-Settled Performance-Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 18, 2022)
†10.39	Form of Stock-Settled Bonus Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 18, 2022)
*10.40
Joinder Agreement No. 4, dated as of April 26, 2023, by and among Post Holdings, Inc., the Guarantors (as defined therein) party thereto, the Funding Incremental Term Loan Lenders (as defined therein) and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2023)

†10.41
Third Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective August 1, 2023 (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on November 17, 2023)

Exhibit No.	Description

†10.42	Form of Indemnification Agreement (Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2023)
†10.43	Form of Performance-Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2023)
†10.44	Amendment to Certain Performance-Based Restricted Stock Unit Agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2024)
*†10.45	Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2024)
10.46
Third Amendment to Second Amended and Restated Credit Agreement and Agency Transfer, dated as of February 20, 2024, by and among Post Holdings, Inc., as borrower, certain of its subsidiaries, as guarantors, Barclays Bank PLC, as administrative agent under the Credit Agreement prior to the effective date of the Amendment, JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement from and after the effective date of the Amendment, the institutions constituting the 2024 Revolving Credit Lenders, the L/C Issuers and the Swing Line Lender (as each such term is defined in the Amendment) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2024)

*10.47
Notes Security Agreement, dated as of February 20, 2024, by and among Post Holdings, Inc., certain of its subsidiaries as provided therein and Computershare Trust Company, National Association, as notes collateral agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 26, 2024)

10.48
Pari Passu Intercreditor Agreement, dated as of February 20, 2024, by and among JPMorgan Chase Bank, N.A., as initial first lien representative and initial first lien collateral agent, and Computershare Trust Company, National Association, as initial other representative and initial other collateral agent, and acknowledged and agreed to by Post Holdings, Inc. and certain of its subsidiaries as provided therein (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 26, 2024)

19.1	Post Holdings, Inc. Insider Trading Policy
21.1	Subsidiaries of Post Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (Included under Signatures)
31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2024
31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2024
**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2024
97.1	Post Holdings, Inc. Executive Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on November 17, 2023)
101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document
101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document
101.CAL	iXBRL (Inline XBRL) Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL (Inline XBRL) Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL (Inline XBRL) Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL (Inline XBRL) Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-K for the year ended September 30, 2024, formatted in iXBRL (Inline XBRL) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Post agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

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
November 15, 2024
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

Signature	Title	Date

/s/ Robert V. Vitale	President and Chief Executive Officer, Director (principal executive officer)	November 15, 2024
Robert V. Vitale

/s/ Matthew J. Mainer	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	November 15, 2024
Matthew J. Mainer

/s/ Bradly A. Harper	Senior Vice President, Chief Accounting Officer (principal accounting officer)	November 15, 2024
Bradly A. Harper

/s/ William P. Stiritz	Chairman of the Board	November 15, 2024
William P. Stiritz

/s/ Dorothy M. Burwell	Director	November 15, 2024
Dorothy M. Burwell

/s/ Gregory L. Curl	Director	November 15, 2024
Gregory L. Curl

/s/ Thomas C. Erb	Director	November 15, 2024
Thomas C. Erb

/s/ Robert E. Grote	Director	November 15, 2024
Robert E. Grote

/s/ Ellen F. Harshman	Director	November 15, 2024
Ellen F. Harshman

/s/ David W. Kemper	Director	November 15, 2024
David W. Kemper

/s/ Jennifer Kuperman	Director	November 15, 2024
Jennifer Kuperman

/s/ David P. Skarie	Director	November 15, 2024
David P. Skarie