Form 10-Q
period 2024-12-31
Post Holdings, Inc.
filed 2025-02-07
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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
Common Stock, $0.01 par value per share – 56,481,848 shares as of February 3, 2025

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2024	2023
Net Sales	$1,974.7	$1,965.9
Cost of goods sold	1,379.4	1,393.3
Gross Profit	595.3	572.6
Selling, general and administrative expenses	331.6	322.9
Amortization of intangible assets	49.1	45.7
Other operating expense (income), net	0.5	(5.3)
Operating Profit	214.1	209.3
Interest expense, net	84.1	78.1
Loss (gain) on extinguishment of debt, net	5.8	(3.1)
(Income) expense on swaps, net	(15.4)	21.1
Other income, net	(5.8)	(3.5)
Earnings before Income Taxes and Equity Method (Earnings) Loss	145.4	116.7
Income tax expense	32.1	28.5
Equity method (earnings) loss, net of tax	(0.1)	0.1
Net Earnings Including Noncontrolling Interest	113.4	88.1
Less: Net earnings attributable to noncontrolling interest	0.1	—
Net Earnings	$113.3	$88.1

Earnings per Common Share:
Basic	$1.94	$1.46
Diluted	$1.78	$1.35
Weighted-Average Common Shares Outstanding:
Basic	58.3	60.5
Diluted	65.2	67.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2024	2023
Net Earnings Including Noncontrolling Interest	$113.4	$88.1
Pension and other postretirement benefits adjustments:
Reclassifications to net earnings	0.3	(0.4)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(109.5)	65.4
Tax (expense) benefit on other comprehensive income (loss):
Pension and other postretirement benefits adjustments:
Reclassifications to net earnings	(0.1)	0.1
Total Other Comprehensive (Loss) Income Including Noncontrolling Interest	(109.3)	65.1
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.1	(0.4)
Total Comprehensive Income	$4.0	$153.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2024	September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$872.9	$787.4
Restricted cash	2.2	3.5
Receivables, net	608.4	582.9
Inventories	739.9	754.2
Prepaid expenses and other current assets	124.6	103.6
Total Current Assets	2,348.0	2,231.6
Property, net	2,299.9	2,311.7
Goodwill	4,641.2	4,700.7
Other intangible assets, net	3,070.6	3,146.0
Other assets	459.9	464.2
Total Assets	$12,819.6	$12,854.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.2	$1.2
Accounts payable	563.2	483.8
Other current liabilities	416.9	459.9
Total Current Liabilities	981.3	944.9
Long-term debt	6,944.4	6,811.6
Deferred income taxes	663.2	653.0
Other liabilities	332.6	343.4
Total Liabilities	8,921.5	8,752.9
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,306.3	5,331.5
Retained earnings	1,896.5	1,783.2
Accumulated other comprehensive (loss) income	(102.9)	6.4
Treasury stock, at cost	(3,213.5)	(3,031.4)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,887.3	4,090.6
Noncontrolling interest	10.8	10.7
Total Shareholders’ Equity	3,898.1	4,101.3
Total Liabilities and Shareholders’ Equity	$12,819.6	$12,854.2
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net earnings including noncontrolling interest	$113.4	$88.1
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	120.3	112.4
Unrealized (gain) loss on interest rate swaps and foreign exchange contracts, net	(16.5)	24.0
Loss (gain) on extinguishment of debt, net	5.8	(3.1)
Stock-based compensation expense	19.8	19.1
Equity method (earnings) loss, net of tax	(0.1)	0.1
Deferred income taxes	21.0	1.4
Other, net	2.1	(5.2)
Other changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables, net	(30.2)	(21.8)
Decrease (increase) in inventories	10.7	(9.2)
Increase in prepaid expenses and other current assets	(19.3)	(27.1)
Decrease (increase) in other assets	3.4	(4.6)
Increase (decrease) in accounts payable and other current liabilities	77.1	(4.7)
Increase in non-current liabilities	2.9	5.0
Net Cash Provided by Operating Activities	310.4	174.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(252.7)
Additions to property	(139.0)	(80.8)
Proceeds from sale of property	11.0	—
Other, net	(0.3)	(0.3)
Net Cash Used in Investing Activities	(128.3)	(333.8)

Cash Flows from Financing Activities
Proceeds from issuance of debt	600.0	345.0
Repayments of debt, net of discounts	(464.9)	(67.6)
Purchases of treasury stock	(175.1)	(36.7)
Payments of debt issuance costs	(5.2)	—
Payments of debt premiums	(4.4)	—
Other, net	(44.6)	(34.4)
Net Cash (Used in) Provided by Financing Activities	(94.2)	206.3
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(3.7)	1.9
Net Increase in Cash, Cash Equivalents and Restricted Cash	84.2	48.8
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	790.9	117.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$875.1	$166.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended December 31,
	2024	2023
Common Stock
Beginning and end of period	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	5,331.5	5,288.1
Activity under stock and deferred compensation plans	(44.2)	(34.1)
Non-cash stock-based compensation expense	19.0	19.1
End of period	5,306.3	5,273.1
Retained Earnings
Beginning of period	1,783.2	1,416.5
Net earnings	113.3	88.1
End of period	1,896.5	1,504.6
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(36.5)	(30.3)
Net change in retirement benefits, net of tax	0.2	(0.3)
End of period	(36.3)	(30.6)
Hedging Adjustments, net of tax
Beginning and end of period	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(31.9)	(179.6)
Foreign currency translation adjustments	(109.5)	65.8
End of period	(141.4)	(113.8)
Treasury Stock
Beginning of period	(3,031.4)	(2,728.3)
Purchases of treasury stock	(182.1)	(36.7)
End of period	(3,213.5)	(2,765.0)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,887.3	3,944.0
Noncontrolling Interest
Beginning of period	10.7	9.2
Net earnings attributable to noncontrolling interest	0.1	—
Foreign currency translation adjustments	—	(0.4)
End of period	10.8	8.8
Total Shareholders’ Equity	$3,898.1	$3,952.8
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share and per principal amount information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with, the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its subsidiaries), which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 15, 2024.
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
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU is effective for fiscal years beginning after December 15, 2026 (i.e., the Company’s annual financial statements for the year ended September 30, 2028) and for interim periods within fiscal years beginning after December 15, 2027 (i.e., the Company’s interim financial statements for the three months ended December 31, 2028), with early adoption permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2024 (i.e., the Company’s annual financial statements for the year ended September 30, 2026), with early adoption permitted. This ASU should be adopted prospectively; however, retrospective adoption is permitted. The Company is currently evaluating the impact of this standard.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 (i.e., the Company’s annual financial statements for the year ended September 30, 2025) and for interim periods within fiscal years beginning after December 15, 2024 (i.e., the Company’s interim financial statements for the three months ended December 31, 2025), with early adoption permitted. This ASU requires retrospective adoption. The Company is currently evaluating the impact of this standard.
NOTE 3 — EQUITY INTERESTS, NONCONTROLLING INTEREST AND RELATED PARTY TRANSACTIONS
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
During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, in accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company

discontinued applying the equity method to the investment after reducing the balance of the investment to zero. The Company’s investment in 8th Avenue was zero at both December 31, 2024 and September 30, 2024, and the Company did not recognize an equity method gain (loss) attributable to 8th Avenue for the three months ended December 31, 2024 or 2023.
During the three months ended December 31, 2024 and 2023, the Company had net sales to 8th Avenue of $2.4 and $1.7, respectively, and purchases from and royalties paid to 8th Avenue of $20.3 and $19.9, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length.
The Company had current payables with 8th Avenue of $16.4 and $14.2 at December 31, 2024 and September 30, 2024, respectively, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets and primarily related to related party purchases and royalties. Current receivables with 8th Avenue at December 31, 2024 and September 30, 2024 were immaterial. In addition, the Company had a long-term receivable and a long-term liability with 8th Avenue of $12.9 and $0.7, respectively, at both December 31, 2024 and September 30, 2024, which were included in “Other assets” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to tax indemnifications.
Weetabix East Africa and Alpen
The Company holds a controlling equity interest in Weetabix East Africa Limited (“Weetabix East Africa”). Weetabix East Africa is a Kenyan-based company that produces ready-to-eat (“RTE”) cereal and muesli. The Company owns 50.2% of Weetabix East Africa and holds a controlling voting and financial interest through its appointment of management and representation on Weetabix East Africa’s board of directors. Accordingly, Weetabix East Africa is fully consolidated into the Company’s financial statements and its assets and results of operations are reported in the Weetabix segment. The remaining interest in the consolidated net earnings and net assets of Weetabix East Africa is allocated to noncontrolling interest.
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $3.8 and $4.0 at December 31, 2024 and September 30, 2024, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets.
BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of BellRing.
Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of the Company, has a co-packing agreement with Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of BellRing (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of ready-to-drink (“RTD”) shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing RTD shakes for Premier Nutrition. Sales of RTD shakes to Premier Nutrition during the three months ended December 31, 2024 were immaterial and there were no sales of RTD shakes to Premier Nutrition during the three months ended December 31, 2023. Other related party transactions and balances between the Company and BellRing were immaterial as of and for the three months ended December 31, 2024 and 2023.
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

Also on December 1, 2023, the Company completed its acquisition of Deeside Cereals I Ltd (“Deeside”) for £11.3 (approximately $14.3). The acquisition was completed using cash on hand. Deeside is a producer of private label cereals in the United Kingdom (the “U.K.”) and is reported in the Weetabix segment. Based upon the final purchase price allocation as of September 30, 2024, the Company identified and recorded $24.9 of net assets, which exceeded the purchase price paid for Deeside. As a result, the Company recorded a gain on bargain purchase of $10.6 during the year ended September 30, 2024, $6.2 of which was recorded to “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2023.
Acquisition-related costs for fiscal 2024 acquisitions were immaterial for the three months ended December 31, 2023.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2024 Perfection acquisition for the periods presented as if the fiscal 2024 Perfection acquisition had occurred on October 1, 2022, along with certain pro forma adjustments. The results of operations for the fiscal 2024 Deeside acquisition were immaterial for presentation within the following unaudited pro forma information. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation expense based upon the fair value of assets acquired, acquisition-related costs, inventory revaluation adjustments, interest expense and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the Perfection acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

	Three Months Ended December 31,
	2024	2023
Pro forma net sales	$1,974.7	$2,006.8
Pro forma net earnings	$113.3	$88.0
Pro forma basic earnings per common share	$1.94	$1.46
Pro forma diluted earnings per common share	$1.78	$1.35
NOTE 5 — RESTRUCTURING
In November 2023, the Company finalized its plan to close its Post Consumer Brands cereal manufacturing facility in Lancaster, Ohio (the “Lancaster Facility”). The transfer of production capabilities to other Company locations and closure of the Lancaster Facility were completed in the first quarter of fiscal 2025.
Restructuring charges and the associated liabilities for employee-related expenses related to the closure of the Lancaster Facility are shown in the following table.

Balance, September 30, 2024	$7.2
Charge to expense	0.8
Cash payments	(6.8)
Non-cash charges	—
Balance, December 31, 2024	$1.2

Total expected restructuring charges	$8.2
Cumulative restructuring charges incurred to date	8.2
Remaining expected restructuring charges	$—
Restructuring charges of $0.8 and $7.5 were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023, respectively.
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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2024	2023
Net earnings for basic earnings per share	$113.3	$88.1
Impact of interest expense, net of tax, related to convertible senior notes	2.7	2.7
Net earnings for diluted earnings per share	$116.0	$90.8

Weighted-average shares for basic earnings per share	58.3	60.5
Effect of dilutive securities:
Stock options	0.2	0.3
Restricted stock units	0.5	0.4
Market-based performance restricted stock units	0.7	0.6
Earnings-based performance restricted stock units	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4
Total dilutive securities	6.9	6.8
Weighted-average shares for diluted earnings per share	65.2	67.3

Earnings per Common Share:
Basic	$1.94	$1.46
Diluted	$1.78	$1.35
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2024	2023
Market-based performance restricted stock units	—	0.1
NOTE 7 — INVENTORIES

	December 31, 2024	September 30, 2024
Raw materials and supplies	$133.4	$144.4
Work in process	21.7	20.8
Finished products	552.1	554.7
Flocks	32.7	34.3
	$739.9	$754.2
NOTE 8 — PROPERTY, NET

	December 31, 2024	September 30, 2024
Property, at cost	$4,340.0	$4,336.1
Accumulated depreciation	(2,040.1)	(2,024.4)
	$2,299.9	$2,311.7

NOTE 9 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2024
Goodwill (gross)	$2,304.3	$937.4	$1,355.3	$803.7	$5,400.7
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,695.2	$937.4	$1,355.3	$712.8	$4,700.7
Currency translation adjustment	(0.3)	(59.2)	—	—	(59.5)
Balance, December 31, 2024
Goodwill (gross)	$2,304.0	$878.2	$1,355.3	$803.7	$5,341.2
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,694.9	$878.2	$1,355.3	$712.8	$4,641.2
NOTE 10 — INTANGIBLE ASSETS, NET

	December 31, 2024			September 30, 2024
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,621.3	$(1,114.5)	$1,506.8	$2,633.3	$(1,084.1)	$1,549.2
Trademarks, brands and licensing agreements	1,129.8	(361.8)	768.0	888.3	(348.4)	539.9
	3,751.1	(1,476.3)	2,274.8	3,521.6	(1,432.5)	2,089.1
Not subject to amortization:
Trademarks and brands	795.8	—	795.8	1,056.9	—	1,056.9
	$4,546.9	$(1,476.3)	$3,070.6	$4,578.5	$(1,432.5)	$3,146.0
During the first quarter of fiscal 2025, the Company determined that one of its brands, which was classified as an indefinite-lived intangible asset, was no longer expected to contribute to cash flows indefinitely. As such, the intangible asset’s carrying value of $243.9 was reclassified as a definite-lived intangible asset and began amortizing on a straight-line basis over an estimated useful life of 20 years. Prior to the reclassification, the Company concluded there was no impairment of the indefinite-lived intangible asset.
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
At December 31, 2024, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts (“FX contracts”) maturing in fiscal 2025 that have the effect of hedging currency fluctuations between the U.S. Dollar and the Pound Sterling and between the Euro and the Pound Sterling; and
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced.

The following table presents the notional amounts of derivative instruments held.

	December 31, 2024	September 30, 2024
Commodity and energy contracts	$116.9	$111.8
FX contracts	$31.1	$40.5
Interest rate swaps	$300.0	$300.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	December 31, 2024	September 30, 2024
Asset Derivatives:
Commodity and energy contracts	Prepaid expenses and other current assets	$5.1	$4.2
FX contracts	Prepaid expenses and other current assets	1.1	0.1
Interest rate swaps	Prepaid expenses and other current assets	1.3	1.0
Interest rate swaps	Other assets	6.8	—
		$14.3	$5.3

Liability Derivatives:
Commodity and energy contracts	Other current liabilities	$2.8	$6.5
FX contracts	Other current liabilities	—	0.9
Interest rate swaps	Other current liabilities	—	0.4
Interest rate swaps	Other liabilities	—	7.0
		$2.8	$14.8
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended December 31,
		2024	2023
Commodity and energy contracts	Cost of goods sold	$0.8	$9.1
FX contracts	Selling, general and administrative expenses	(2.3)	—
Interest rate swaps	(Income) expense on swaps, net	(15.4)	21.1
At December 31, 2024 and September 30, 2024, the Company had pledged collateral of $1.5 and $3.0, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 12 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2024			September 30, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$17.6	$17.6	$—	$16.3	$16.3	$—
Derivative assets	14.3	—	14.3	5.3	—	5.3
Equity security investments	43.8	43.8	—	35.7	35.7	—
	$75.7	$61.4	$14.3	$57.3	$52.0	$5.3
Liabilities:
Deferred compensation liabilities	$50.9	$—	$50.9	$49.9	$—	$49.9
Derivative liabilities	2.8	—	2.8	14.8	—	14.8
	$53.7	$—	$53.7	$64.7	$—	$64.7
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
Other Fair Value Measurements
The Company uses the market approach to measure the fair value of its equity security investments, which were included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024. The Company’s financial assets and liabilities also include cash and cash equivalents, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of the municipal bond as of December 31, 2024 and September 30, 2024 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding the municipal bond, was $6,801.1 and $6,880.7 as of December 31, 2024 and September 30, 2024, respectively, which included $676.6 and $684.9 related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 13 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheets are presented in the following table.

	December 31, 2024	September 30, 2024
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	980.6	980.6
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	—	464.9
6.25% senior secured notes maturing February 2032	1,000.0	1,000.0
6.250% senior notes maturing October 2034	600.0	—
6.375% senior notes maturing March 2033	1,200.0	1,200.0
Municipal bond	4.2	4.2
	$6,980.2	$6,845.1
Less: Current portion of long-term debt	1.2	1.2
Debt issuance costs, net	57.2	55.9
Plus: Unamortized premium, net	22.6	23.6
Total long-term debt	$6,944.4	$6,811.6
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
As of both December 31, 2024 and September 30, 2024, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of December 31, 2024 or September 30, 2024. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both December 31, 2024 and September 30, 2024.
Other Senior Notes
On October 9, 2024, the Company issued $600.0 principal value of 6.250% senior notes maturing in October 2034. The 6.250% senior notes were issued at par and the Company received $594.8 after incurring underwriting fees and other fees and expenses of $5.2, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 6.250% senior notes are due semi-annually each April 15 and October 15, with the first interest payment due on April 15, 2025. With a portion of the net proceeds received from the 6.250% senior notes issuance, the Company redeemed the remaining balance of the Company’s outstanding 5.625% senior notes maturing in January 2028 and all accrued and unpaid interest to the redemption date. For additional information, see “Repayments of Debt” below. The remaining portion of the net proceeds were used for general corporate purposes.
The 6.250% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior, unsecured basis by each of the Company’s existing and subsequently acquired or organized wholly-owned domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries).
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as amended, including by Joinder Agreement No. 1, Joinder Agreement No. 2, Joinder Agreement No. 3, Joinder Agreement No. 4 and the Third Amendment (as defined below), restated or amended and restated, the “Credit Agreement”). Prior to the effective date of the Third Amendment, the Credit Agreement provided for a revolving credit facility in an aggregate principal amount of $750.0 (the “Old Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0.
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
The Third Amendment (i) replaced the Old Revolving Credit Facility with a new revolving credit facility in an aggregate principal amount of $1,000.0 (the “New Revolving Credit Facility”), (ii) extended the maturity date of the New Revolving Credit Facility to February 20, 2029, provided that if on October 16, 2027 the Company’s 5.625% senior notes had not been redeemed in full in cash or refinanced and replaced in full with notes and/or loans maturing at least 91 days after February 20, 2029, then the maturity date of the New Revolving Credit Facility would have been October 16, 2027 and (iii) modified certain other terms, conditions and provisions of the Credit Agreement, including transferring the administrative agent role from Barclays to JPMorgan Chase. The term “Revolving Credit Facility” used herein generally refers to the Old Revolving Credit Facility prior to the Third Amendment and the New Revolving Credit Facility subsequent to the Third Amendment.

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
During the three months ended December 31, 2024, the Company had no borrowings or repayments under the Revolving Credit Facility. During the three months ended December 31, 2023, the Company borrowed $345.0 and repaid $45.0 under the Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2024 or September 30, 2024. As of December 31, 2024 and September 30, 2024, the Revolving Credit Facility had outstanding letters of credit of $22.3 and $20.0, respectively, which reduced its available borrowing capacity to $977.7 and $980.0, respectively.
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
Repayments of Debt
The following table presents the Company’s principal repayments of debt, which, net of discounts, were included in the Condensed Consolidated Statements of Cash Flows, and the associated loss (gain) related to such repayments, which were included in “Loss (gain) on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

		Loss (Gain) on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Debt Premiums Paid / Discounts (Received)	Write-off of Debt Issuance Costs
Three Months Ended December 31, 2024
5.625% senior notes	$464.9	$4.4	$1.4
Total	$464.9	$4.4	$1.4

Three Months Ended December 31, 2023
4.50% senior notes	$25.9	$(3.3)	$0.2
Revolving Credit Facility	45.0	—	—
Total	$70.9	$(3.3)	$0.2

Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of December 31, 2024, the Company was in compliance with this financial covenant.
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
NOTE 15 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the U.S., the U.K. and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. In addition, certain of the Company’s management employees, including its named executive officers, are eligible to participate in a supplemental executive retirement plan (the “SERP”), which is an unfunded, non-qualified defined benefit retirement plan.
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

	North America
	Three Months Ended December 31,
	2024	2023
Service cost	$0.7	$0.5
Interest cost	1.3	1.4
Expected return on plan assets	(2.1)	(2.1)
Recognized net actuarial gain	—	(0.1)
Recognized prior service cost	0.3	—
Net periodic benefit cost (income)	$0.2	$(0.3)

	Other International
	Three Months Ended December 31,
	2024	2023
Interest cost	$6.3	$6.1
Expected return on plan assets	(8.8)	(8.3)
Recognized net actuarial loss	—	0.1
Recognized prior service cost	0.1	0.1
Net periodic benefit income	$(2.4)	$(2.0)

The following table presents the components of net periodic benefit cost for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended December 31,
	2024	2023
Service cost	$—	$0.1
Interest cost	0.6	0.7
Recognized net actuarial gain	(0.1)	(0.3)
Recognized prior service credit	—	(0.2)
Net periodic benefit cost	$0.5	$0.3
NOTE 16 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended December 31,
	2024	2023
Shares repurchased	1.6	0.4
Average price per share (a)	$114.39	$84.28
Total share repurchase costs (b)	$182.1	$36.7
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2024 (i) excluded $6.2 of repurchases of common stock that were accrued in the first quarter of fiscal 2025 but did not settle until January 2025, (ii) excluded $1.0 of accrued excise tax that had not yet been paid as of December 31, 2024 and (iii) included $0.2 of payments for repurchases of common stock that were accrued in fiscal 2024 but did not settle until the first quarter of fiscal 2025.
NOTE 17 — SEGMENTS
At December 31, 2024, the Company managed and reported operating results through the following four reportable segments:
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

The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product.

	Three Months Ended December 31,
	2024	2023
Net Sales
Post Consumer Brands	$963.9	$988.6
Weetabix	127.6	129.1
Foodservice	616.6	567.1
Refrigerated Retail	266.6	280.9
Corporate	—	0.2
Total	$1,974.7	$1,965.9
Segment Profit
Post Consumer Brands	$131.0	$132.7
Weetabix	15.9	21.0
Foodservice	86.1	75.7
Refrigerated Retail	24.2	35.6
Total segment profit	257.2	265.0
General corporate expenses and other	37.3	52.2
Interest expense, net	84.1	78.1
Loss (gain) on extinguishment of debt, net	5.8	(3.1)
(Income) expense on swaps, net	(15.4)	21.1
Earnings before income taxes and equity method (earnings) loss	$145.4	$116.7
Net sales by product
Cereal	$645.0	$655.2
Eggs and egg products	559.0	522.8
Pet food	408.9	426.6
Side dishes (including potato products)	212.6	217.0
Cheese and dairy	42.7	48.6
Sausage	50.7	49.1
Peanut butter	28.1	27.4
Protein-based products	13.6	5.1
Other	14.1	14.1
Total	$1,974.7	$1,965.9
Depreciation and amortization
Post Consumer Brands	$58.2	$49.5
Weetabix	12.0	9.6
Foodservice	31.7	32.5
Refrigerated Retail	17.4	17.9
Total segment depreciation and amortization	119.3	109.5
Corporate	1.0	2.9
Total	$120.3	$112.4

Assets	December 31, 2024	September 30, 2024
Post Consumer Brands	$5,122.4	$5,106.5
Weetabix	1,815.4	1,948.4
Foodservice and Refrigerated Retail	4,867.1	4,875.2
Corporate	1,014.7	924.1
Total assets	$12,819.6	$12,854.2

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At December 31, 2024, our reportable segments were as follows:
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
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, has been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•outbreaks of highly pathogenic avian influenza (“HPAI”), which impacted our Foodservice and Refrigerated Retail segments. During both fiscal 2024 and the first quarter of fiscal 2025, we experienced volatility in our egg supply due to outbreaks of HPAI; however, the impact to our results of operations during the first quarters of both fiscal 2025 and 2024 were not material. Egg supply availability due to continued HPAI outbreaks across the industry is expected to drive volatility and impact our results of operations throughout the remainder of fiscal 2025. This impact could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses;
•inflationary pressures on input costs across all segments of our business. During both fiscal 2024 and the first quarter of fiscal 2025, inflationary pressures on certain input costs eased, while other input costs continued to face inflationary pressures, and we expect this trend to continue during the remainder of fiscal 2025 (for additional information, refer to the “Segment Results” section below); and
•shifting consumer preferences from branded to private label or other value products as consumers continue to be impacted by rising costs, which has negatively impacted sales volumes within our Refrigerated Retail, Post Consumer Brands and Weetabix segments and driven shifts in product mix toward lower margin products within our Post Consumer Brands and Weetabix segments.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$1,974.7	$1,965.9	$8.8	—%

Operating Profit	$214.1	$209.3	$4.8	2%
Interest expense, net	84.1	78.1	6.0	8%
Loss (gain) on extinguishment of debt, net	5.8	(3.1)	8.9	287%
(Income) expense on swaps, net	(15.4)	21.1	(36.5)	(173)%
Other income, net	(5.8)	(3.5)	(2.3)	(66)%
Income tax expense	32.1	28.5	3.6	13%
Equity method (earnings) loss, net of tax	(0.1)	0.1	(0.2)	(200)%
Less: Net earnings attributable to noncontrolling interest	0.1	—	0.1	100%
Net Earnings	$113.3	$88.1	$25.2	29%
Net Sales
Net sales increased $8.8 million, or less than 1%, during the three months ended December 31, 2024, when compared to the prior year period, as a result of higher net sales within our Foodservice segment, partially offset by lower net sales within our Post Consumer Brands, Refrigerated Retail and Weetabix segments.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $4.8 million, or 2%, during the three months ended December 31, 2024, when compared to the prior year period, primarily driven by lower general corporate expenses and higher segment profit within our Foodservice segment, partially offset by lower segment profit within our Refrigerated Retail, Weetabix and Post Consumer Brands segments.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $6.0 million, or 8%, during the three months ended December 31, 2024, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt and a higher weighted-average interest rate, partially offset by higher interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.1% for the three months ended December 31, 2024 and 2023, respectively.
For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Loss (Gain) on Extinguishment of Debt, Net
Fiscal 2025
During the three months ended December 31, 2024, we recognized a net loss of $5.8 million related to the redemption of our outstanding 5.625% senior notes. The net loss included debt premiums paid of $4.4 million and the write-off of debt issuance costs of $1.4 million.
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
(Income) Expense on Swaps, Net
During the three months ended December 31, 2024 and 2023, we recognized (income) expense on swaps, net of $(15.4) million and $21.1 million, respectively, related to mark-to-market adjustments on our interest rate swaps.

For additional information on our interest rate swap contracts and exposure to risk related to interest rate swaps, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” below, respectively.
Income Tax Expense
The effective income tax rate was 22.1% and 24.4% for the three months ended December 31, 2024 and 2023, respectively.
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
Post Consumer Brands

	Three Months Ended December 31,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$963.9	$988.6	$(24.7)	(2)%
Segment Profit	$131.0	$132.7	$(1.7)	(1)%
Segment Profit Margin	14%	13%
Net sales for the Post Consumer Brands segment decreased $24.7 million, or 2%, for the three months ended December 31, 2024, when compared to the prior year period. Pet food product sales were down $17.7 million, or 4%, driven by 4% lower volumes primarily due to the rationalization of and pricing actions in low-margin products, higher customer inventory levels and decreased consumption, partially offset by the inclusion of two incremental months of Perfection. Cereal product sales were down $7.9 million, or 1%, driven by 2% lower volumes primarily related to category declines. Other product sales were up $0.9 million.
Segment profit for the three months ended December 31, 2024 decreased $1.7 million, or 1%, when compared to the prior year period. This decrease was primarily driven by lower net sales, as previously discussed, and increased integration costs of $9.0 million. These negative impacts were partially offset by lower raw material costs of $15.5 million and lower manufacturing costs of $7.8 million.
Weetabix

	Three Months Ended December 31,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$127.6	$129.1	$(1.5)	(1)%
Segment Profit	$15.9	$21.0	$(5.1)	(24)%
Segment Profit Margin	12%	16%
Net sales for the Weetabix segment decreased $1.5 million, or 1%, for the three months ended December 31, 2024, when compared to the prior year period, driven by 7% lower volumes. Volumes decreased primarily due to lower promotional activity, the strategic exit of certain low-performing products and cereal category declines, partially offset by the inclusion of two incremental months of Deeside. These negative impacts were partially offset by a favorable foreign currency exchange impact of $3.9 million and higher average net selling prices primarily due to the annualization of prior year price increases.
Segment profit for the three months ended December 31, 2024 decreased $5.1 million, or 24%, when compared to the prior year period. This decrease was primarily driven by higher raw material costs of $2.1 million and lower net sales, as previously discussed, partially offset by lower advertising and consumer spending.

Foodservice

	Three Months Ended December 31,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$616.6	$567.1	$49.5	9%
Segment Profit	$86.1	$75.7	$10.4	14%
Segment Profit Margin	14%	13%
Net sales for the Foodservice segment increased $49.5 million, or 9%, for the three months ended December 31, 2024, when compared to the prior year period. Egg product sales were up $37.9 million, or 8%, primarily driven by incremental HPAI pricing (partially offset by the pass-through of lower grain costs) and 2% higher volumes. Sales of side dishes were up $3.2 million, or 4%, primarily driven by price increases taken to mitigate inflation and 1% higher volumes. Sales of other products were up $8.4 million, primarily driven by ready-to-drink shake sales.
Segment profit for the three months ended December 31, 2024 increased $10.4 million, or 14%, when compared to the prior year period, driven by higher net sales, as previously discussed, and lower freight costs of $1.7 million. These positive impacts were partially offset by higher raw material costs of $24.9 million and higher manufacturing costs of $4.2 million.
Refrigerated Retail

	Three Months Ended December 31,		Change in
dollars in millions	2024	2023	$	%
Net Sales	$266.6	$280.9	$(14.3)	(5)%
Segment Profit	$24.2	$35.6	$(11.4)	(32)%
Segment Profit Margin	9%	13%
Net sales for the Refrigerated Retail segment decreased $14.3 million, or 5%, for the three months ended December 31, 2024, when compared to the prior year period, primarily driven by lower side dish and cheese volumes. Sales of side dishes decreased $7.6 million, or 5%, driven by 4% lower volumes primarily due to price elasticities. Cheese and other dairy product sales decreased $5.9 million, or 12%, on 12% lower volumes due to distribution losses. Egg product sales were down $1.6 million, or 4%, driven by 5% lower volumes due to distribution losses. Sausage sales increased $1.6 million, or 3%, driven by 4% higher volumes primarily due to increased promotion efficiency. Sales of all other products were down $0.8 million.
Segment profit for the three months ended December 31, 2024 decreased $11.4 million, or 32%, when compared to the prior year period, driven by higher raw material costs of $6.1 million, higher manufacturing costs of $5.3 million and lower net sales, as previously discussed. These negative impacts were partially offset by lower freight costs of $1.4 million.
General Corporate Expenses and Other

	Three Months Ended December 31,		Change in
dollars in millions	2024	2023	$	%
General corporate expenses and other	$37.3	$52.2	$(14.9)	(29)%
General corporate expenses and other decreased $14.9 million, or 29%, for the three months ended December 31, 2024, when compared to the prior year period. This decrease was driven by increased net gains related to mark-to-market adjustments on economic hedges of $13.1 million (compared to net losses in the prior year period), decreased restructuring and facility closure costs (including accelerated depreciation) of $6.2 million primarily related to our Post Consumer Brands segment and increased net gains related to mark-to-market adjustments on equity security investments of $2.3 million. These positive impacts were partially offset by lapping a prior year gain on bargain purchase of $6.2 million related to our Deeside acquisition.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the three months ended December 31, 2024 (for additional information, see Notes 13 and 16 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$600.0 million principal value issued of 6.250% senior notes;

•$464.9 million principal value of our 5.625% senior notes redeemed at a premium of $4.4 million; and
•1.6 million shares of our common stock repurchased at an average share price of $114.39 per share and at a total cost, including accrued excise tax and broker’s commissions, of $182.1 million.
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, purchase commitments, interest payments, research and development activities, capital expenditures, pension contributions and benefit payments and other financing requirements for the foreseeable future. We are currently not aware of any existing trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact meeting our capital needs during or beyond the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our second amended and restated credit agreement (as amended, restated or amended and restated, the “Credit Agreement”) and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
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
Our senior notes, other than certain of our senior notes described below, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). Our 6.25% senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, and our 6.375% and 6.250% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement or certain of our other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which include 8th Avenue and its subsidiaries). These guarantees are subject to release in certain circumstances.
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

The following table presents select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2024	2023
Cash provided by (used in):
Operating activities	$310.4	$174.4
Investing activities	(128.3)	(333.8)
Financing activities	(94.2)	206.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.7)	1.9
Net increase in cash, cash equivalents and restricted cash	$84.2	$48.8
Operating Activities
Cash provided by operating activities for the three months ended December 31, 2024 increased $136.0 million compared to the prior year period. This increase was primarily driven by cash inflows related to fluctuations in timing of payments of trade payables within our Post Consumer Brands and Foodservice segments and larger inventory cash inflows in the current year period within our Post Consumer Brands segment. These positive impacts were partially offset by higher tax payments of $2.1 million and decreased net cash receipts on our interest rate swaps and foreign currency forward contracts of $1.7 million.
Investing Activities
Three months ended December 31, 2024
Cash used in investing activities for the three months ended December 31, 2024 was $128.3 million, primarily driven by capital expenditures of $139.0 million and partially offset by proceeds from the sale of property of $11.0 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
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
Financing Activities
Three months ended December 31, 2024
Cash used in financing activities for the three months ended December 31, 2024 was $94.2 million. We received proceeds of $600.0 million from the issuance of our 6.250% senior notes and redeemed $464.9 million principal value of our 5.625% senior notes. In addition, we paid $175.1 million, including broker’s commissions, for the repurchase of shares of our common stock, paid $5.2 million of debt issuance costs in connection with the issuance of our 6.250% senior notes and paid $4.4 million of debt premiums related to the redemption of our 5.625% senior notes.
Three months ended December 31, 2023
Cash used in financing activities for the three months ended December 31, 2023 was $206.3 million. We received proceeds of $345.0 million from borrowings under the revolving credit facility provided for in the Credit Agreement (the “Revolving Credit Facility”). In addition, we repaid $25.9 million principal value of our 4.50% senior notes, net of $3.3 million of discounts, and repaid $45.0 million under our Revolving Credit Facility, which resulted in total net repayments of debt of $67.6 million. We paid $36.7 million, including broker’s commissions, for the repurchase of shares of our common stock.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of December 31, 2024, we were in compliance with this financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.

CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2024. There have been no significant changes to our critical accounting estimates since September 30, 2024.
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
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from the forward-looking statements in this report. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•disruptions or inefficiencies in our supply chain, inflation, tariffs, labor shortages, public health crises, climatic events, HPAI and other agricultural diseases and pests, fires and other events beyond our control;
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
•the impact of litigation;
•our ability to successfully integrate the pet food assets and operations acquired in April 2023 and in the Perfection acquisition, deliver on the expected financial contribution, cost savings and synergies from these acquisitions and maintain relationships with employees, customers and suppliers for the acquired businesses, while maintaining focus on our pre-acquisition businesses;
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
•conflicting interests or the appearance of conflicting interests resulting from any of our directors and officers also serving as directors or officers of other companies; and
•other risks and uncertainties included under “Risk Factors” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 15, 2024.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million as of both December 31, 2024 and September 30, 2024. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of December 31, 2024 and September 30, 2024, a hypothetical 10% change in the expected USD-GBP and Euro-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $3 million and $4 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of December 31, 2024, the Company had outstanding principal value of indebtedness of $6,980.2 million related to its senior notes and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $977.7 million. Of the total $6,980.2 million of outstanding principal value of indebtedness, $6,976.0 million bore interest at a weighted-average fixed interest rate of 5.3%. As of September 30, 2024, the Company had outstanding principal value of indebtedness of $6,845.1 million related to its senior notes and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $980.0 million. Of the total $6,845.1 million of outstanding principal value of indebtedness, $6,840.9 million bore interest at a weighted-average fixed interest rate of 5.2%.
As of December 31, 2024 and September 30, 2024, the fair value of the Company’s debt, excluding outstanding borrowings under the municipal bond, was $6,801.1 million and $6,880.7 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $160 million and $109 million as of December 31, 2024 and September 30, 2024, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three months ended December 31, 2024 and 2023.
For additional information regarding the Company’s debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both December 31, 2024 and September 30, 2024, the Company had interest rate swaps with a notional value of $300.0 million. A hypothetical 10% increase in interest rates would have decreased the fair value of the interest rate swaps by approximately $9 million as of both December 31, 2024 and September 30, 2024.
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
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 15, 2024 (the “Annual Report”). As of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our businesses, financial condition, results of operations and cash flows. Such enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2024 - October 31, 2024	141,202	$112.41	141,202	$472,317,861
November 1, 2024 - November 30, 2024	545,935	$112.08	545,935	$411,131,527
December 1, 2024 - December 31, 2024	896,109	$116.10	896,109	$307,090,824
Total	1,583,246	$114.39	1,583,246	$307,090,824
(a)Does not include accrued excise tax or broker’s commissions.
(b)On July 30, 2024, our Board of Directors approved an authorization to repurchase up to $500.0 million of shares of our common stock effective August 5, 2024 (the “Existing Authorization”). The Existing Authorization had an expiration date of August 5, 2026. On February 4, 2025, our Board of Directors cancelled the Existing Authorization effective February 9, 2025 and approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective February 10, 2025 (the “New Authorization”). The New Authorization has an expiration date of February 10, 2027. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise. The table above shows the approximate dollar value of shares that could have been repurchased under the Existing Authorization.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Restatement of Previously Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 2, 2024)

3.2	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on November 15, 2024)

4.1
Indenture (2029 Notes), dated as of July 3, 2019, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 3, 2019)

4.2
Indenture (2030 Notes), dated as of February 26, 2020, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2020)

4.3
Indenture (2031 Notes), dated as of March 10, 2021, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 11, 2021)

4.4
Indenture (2027 Convertible Notes), dated as of August 12, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2022)

4.5
Indenture (2032 Secured Notes), dated as of February 20, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2024)

4.6
Indenture (2033 Notes), dated as of August 22, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 27, 2024)

4.7
Indenture (2034 Notes), dated as of October 9, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 15, 2024)

†10.49	Post Holdings, Inc. Amended and Restated 2021 Long-Term Incentive Plan

†10.50	Form of Restricted Stock Unit Agreement (Time-Based Ratable Restricted Stock Unit)

†10.51	Form of Restricted Stock Unit Agreement (Bonus Restricted Stock Unit)

†10.52	Form of Performance-Based Restricted Stock Unit Agreement (TSR Performance-Based Restricted Stock Unit)

†10.53	Form of Non-Employee Director Restricted Stock Unit Agreement (United States Non-Employee Directors)

†10.54	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Employee Directors)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2025

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 7, 2025

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 7, 2025

101
Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2024 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

Exhibit No.	Description

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
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

POST HOLDINGS, INC.
Date:	February 7, 2025	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)