Form 10-Q
period 2025-03-31
Post Holdings, Inc.
filed 2025-05-09
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Common Stock, $0.01 par value per share – 55,718,597 shares as of May 5, 2025

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Sales	$1,952.1	$1,999.0	$3,926.8	$3,964.9
Cost of goods sold	1,406.3	1,419.4	2,785.7	2,812.7
Gross Profit	545.8	579.6	1,141.1	1,152.2
Selling, general and administrative expenses	314.8	341.3	646.4	664.2
Amortization of intangible assets	49.1	46.4	98.2	92.1
Other operating (income) expense, net	(0.3)	1.8	0.2	(3.5)
Operating Profit	182.2	190.1	396.3	399.4
Interest expense, net	87.0	80.0	171.1	158.1
Loss (gain) on extinguishment of debt, net	—	0.3	5.8	(2.8)
Expense (income) on swaps, net	5.5	(13.3)	(9.9)	7.8
Other expense (income), net	7.3	(2.8)	1.5	(6.3)
Earnings before Income Taxes and Equity Method (Earnings) Loss	82.4	125.9	227.8	242.6
Income tax expense	20.0	28.6	52.1	57.1
Equity method (earnings) loss, net of tax	(0.2)	—	(0.3)	0.1
Net Earnings Including Noncontrolling Interest	62.6	97.3	176.0	185.4
Less: Net earnings attributable to noncontrolling interest	—	0.1	0.1	0.1
Net Earnings	$62.6	$97.2	$175.9	$185.3

Earnings per Common Share:
Basic	$1.11	$1.60	$3.07	$3.06
Diluted	$1.03	$1.48	$2.83	$2.83
Weighted-Average Common Shares Outstanding:
Basic	56.4	60.8	57.3	60.6
Diluted	63.1	67.6	64.1	67.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Earnings Including Noncontrolling Interest	$62.6	$97.3	$176.0	$185.4
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	—	(8.3)	—	(8.3)
Reclassifications to net earnings	0.2	(0.2)	0.5	(0.6)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	49.8	(11.9)	(59.7)	53.5
Tax benefit (expense) on other comprehensive income (loss):
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	—	2.0	—	2.0
Reclassifications to net earnings	—	0.1	(0.1)	0.2
Total Other Comprehensive Income (Loss) Including Noncontrolling Interest	50.0	(18.3)	(59.3)	46.8
Less: Comprehensive income attributable to noncontrolling interest	—	1.6	0.1	1.2
Total Comprehensive Income	$112.6	$77.4	$116.6	$231.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2025	September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$617.6	$787.4
Restricted cash	7.7	3.5
Receivables, net	697.8	582.9
Inventories	718.6	754.2
Prepaid expenses and other current assets	125.8	103.6
Total Current Assets	2,167.5	2,231.6
Property, net	2,381.2	2,311.7
Goodwill	4,734.2	4,700.7
Other intangible assets, net	3,039.4	3,146.0
Other assets	476.8	464.2
Total Assets	$12,799.1	$12,854.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.2	$1.2
Accounts payable	559.8	483.8
Other current liabilities	454.8	459.9
Total Current Liabilities	1,015.8	944.9
Long-term debt	6,944.6	6,811.6
Deferred income taxes	656.7	653.0
Other liabilities	340.6	343.4
Total Liabilities	8,957.7	8,752.9
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,330.4	5,331.5
Retained earnings	1,959.1	1,783.2
Accumulated other comprehensive (loss) income	(52.9)	6.4
Treasury stock, at cost	(3,406.9)	(3,031.4)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,830.6	4,090.6
Noncontrolling interest	10.8	10.7
Total Shareholders’ Equity	3,841.4	4,101.3
Total Liabilities and Shareholders’ Equity	$12,799.1	$12,854.2
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net earnings including noncontrolling interest	$176.0	$185.4
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	245.9	232.0
Unrealized (gain) loss on interest rate swaps and foreign exchange contracts, net	(9.4)	17.8
Loss (gain) on extinguishment of debt, net	5.8	(2.8)
Non-cash stock-based compensation expense	40.1	39.8
Equity method (earnings) loss, net of tax	(0.3)	0.1
Deferred income taxes	9.8	(13.2)
Other, net	13.2	(3.5)
Other changes in operating assets and liabilities, net of business acquisitions:
Increase in receivables, net	(114.4)	(3.5)
Decrease in inventories	35.2	12.5
Increase in prepaid expenses and other current assets	(44.3)	(38.3)
Decrease (increase) in other assets	15.5	(4.8)
Increase (decrease) in accounts payable and other current liabilities	97.0	(11.5)
Increase in non-current liabilities	1.0	14.0
Net Cash Provided by Operating Activities	471.1	424.0

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(124.3)	(252.7)
Additions to property	(229.5)	(179.5)
Proceeds from sale of property	12.1	—
Other, net	(0.5)	(0.4)
Net Cash Used in Investing Activities	(342.2)	(432.6)

Cash Flows from Financing Activities
Proceeds from issuance of debt	600.0	1,645.0
Repayments of debt, net of discounts	(466.1)	(1,250.5)
Payments of debt premiums	(4.4)	(4.4)
Purchases of treasury stock	(375.1)	(44.8)
Payments of debt issuance costs and deferred financing fees	(5.2)	(19.9)
Payment for share repurchase contracts	—	(50.0)
Other, net	(41.9)	(38.3)
Net Cash (Used in) Provided by Financing Activities	(292.7)	237.1
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1.8)	1.9
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(165.6)	230.4
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	790.9	117.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$625.3	$347.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2025	2024	2025	2024
Common Stock
Beginning and end of period	$0.9	$0.9	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	5,306.3	5,273.1	5,331.5	5,288.1
Activity under stock and deferred compensation plans	3.0	(3.7)	(41.2)	(37.8)
Non-cash stock-based compensation expense	21.1	20.7	40.1	39.8
Payment for share repurchase contracts	—	(50.0)	—	(50.0)
End of period	5,330.4	5,240.1	5,330.4	5,240.1
Retained Earnings
Beginning of period	1,896.5	1,504.6	1,783.2	1,416.5
Net earnings	62.6	97.2	175.9	185.3
End of period	1,959.1	1,601.8	1,959.1	1,601.8
Accumulated Other Comprehensive Loss
Retirement Benefit Adjustments, net of tax
Beginning of period	(36.3)	(30.6)	(36.5)	(30.3)
Net change in retirement benefits, net of tax	0.2	(6.4)	0.4	(6.7)
End of period	(36.1)	(37.0)	(36.1)	(37.0)
Hedging Adjustments, net of tax
Beginning and end of period	74.8	74.8	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(141.4)	(113.8)	(31.9)	(179.6)
Foreign currency translation adjustments	49.8	(13.4)	(59.7)	52.4
End of period	(91.6)	(127.2)	(91.6)	(127.2)
Treasury Stock
Beginning of period	(3,213.5)	(2,765.0)	(3,031.4)	(2,728.3)
Purchases of treasury stock	(193.4)	(8.1)	(375.5)	(44.8)
End of period	(3,406.9)	(2,773.1)	(3,406.9)	(2,773.1)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,830.6	3,980.3	3,830.6	3,980.3
Noncontrolling Interest
Beginning of period	10.8	8.8	10.7	9.2
Net earnings attributable to noncontrolling interest	—	0.1	0.1	0.1
Foreign currency translation adjustments	—	1.5	—	1.1
End of period	10.8	10.4	10.8	10.4
Total Shareholders’ Equity	$3,841.4	$3,990.7	$3,841.4	$3,990.7
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
During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, in accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company

discontinued applying the equity method to the investment after reducing the balance of the investment to zero. The Company’s investment in 8th Avenue was zero at both March 31, 2025 and September 30, 2024, and the Company did not recognize equity method earnings/loss attributable to 8th Avenue for the three or six months ended March 31, 2025 or 2024.
During the three and six months ended March 31, 2025, the Company had net sales to 8th Avenue of $2.3 and $4.7, respectively, and purchases from and royalties paid to 8th Avenue of $21.9 and $42.2, respectively. During the three and six months ended March 31, 2024, the Company had net sales to 8th Avenue of $2.1 and $3.8, respectively, and purchases from and royalties paid to 8th Avenue of $19.7 and $39.6, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length.
The Company had current payables with 8th Avenue of $20.3 and $14.2 at March 31, 2025 and September 30, 2024, respectively, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets and primarily related to related party purchases and royalties. Current receivables with 8th Avenue at March 31, 2025 and September 30, 2024 were immaterial. In addition, the Company had a long-term receivable and a long-term liability with 8th Avenue of $12.9 and zero, respectively, at March 31, 2025 and $12.9 and $0.7, respectively, at September 30, 2024, which were included in “Other assets” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to tax indemnifications.
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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $4.0 at both March 31, 2025 and September 30, 2024, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets.
BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of BellRing.
Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of the Company, has a co-packing agreement with Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of BellRing (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of ready-to-drink (“RTD”) shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing RTD shakes for Premier Nutrition. Net sales of RTD shakes to Premier Nutrition were $19.9 and $24.0 during the three and six months ended March 31, 2025, respectively, and the Company had a current receivable with Premier Nutrition of $12.3 related to these sales at March 31, 2025, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheets. Net sales of RTD shakes to Premier Nutrition were immaterial during the three and six months ended March 31, 2024. Other related party transactions and balances between the Company and BellRing were immaterial as of and for the three and six months ended March 31, 2025 and 2024.
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
Fiscal 2025
On March 3, 2025, the Company completed its acquisition of Potato Products of Idaho, L.L.C. (“PPI”) for $120.0, subject to working capital and other adjustments, resulting in a payment at closing of $129.5. PPI is a manufacturer and packager of refrigerated and frozen potato products and is reported in the Refrigerated Retail and Foodservice segments. The acquisition was completed using cash on hand.
Based upon the preliminary purchase price allocation, the Company recorded $5.7 of customer relationships, which are being amortized over a weighted-average useful life of 13 years. Net sales and operating loss included in the Condensed Consolidated Statements of Operations attributable to PPI were $2.3 and $0.7, respectively, for both the three and six months ended March 31, 2025.
Preliminary values of PPI are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change. The goodwill generated by the Company’s acquisition of PPI is expected to be deductible for U.S. income tax purposes, and was allocated between the Refrigerated Retail and Foodservice segments (see Note 9).
The following table presents the preliminary purchase price allocation related to the PPI acquisition based upon the fair values of assets acquired and liabilities assumed as of March 31, 2025.

Cash and cash equivalents	$5.2
Receivables, net	3.3
Inventories	1.9
Prepaid expenses and other current assets	0.1
Property, net	48.8
Other intangible assets, net	5.7
Accounts payable	(0.4)
Other current liabilities	(0.2)
Total identifiable net assets	64.4
Goodwill	65.1
Fair value of total consideration transferred	$129.5
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
Also on December 1, 2023, the Company completed its acquisition of Deeside Cereals I Ltd (“Deeside”) for £11.3 (approximately $14.3). The acquisition was completed using cash on hand. Deeside is a producer of private label cereals in the United Kingdom (the “U.K.”) and is reported in the Weetabix segment. Based upon the final purchase price allocation as of September 30, 2024, the Company identified and recorded $24.9 of net assets, which exceeded the purchase price paid for Deeside. As a result, the Company recorded a gain on bargain purchase of $10.6 during the year ended September 30, 2024, $6.2 of which was recorded to “Other operating (income) expense, net” in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2024.
Acquisition-related costs for fiscal 2025 and 2024 acquisitions were immaterial for both the three and six months ended March 31, 2025 and 2024.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2025 PPI acquisition and the fiscal 2024 Perfection acquisition for the periods presented as if the fiscal 2025 PPI acquisition had occurred on October 1, 2023 and the fiscal 2024 Perfection acquisition had occurred on October 1, 2022, along with certain pro forma adjustments. The results of operations for the fiscal 2024 Deeside acquisition were immaterial for presentation within the following unaudited pro forma information. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation expense based upon the fair value of assets acquired, acquisition-related costs, inventory revaluation adjustments, interest expense and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the PPI and Perfection acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Pro forma net sales	$1,955.6	$2,004.1	$3,939.1	$4,020.1
Pro forma net earnings	$63.3	$98.2	$178.5	$187.1
Pro forma basic earnings per common share	$1.12	$1.62	$3.11	$3.09
Pro forma diluted earnings per common share	$1.05	$1.49	$2.87	$2.85
NOTE 5 — RESTRUCTURING
In March 2025, the Company finalized its plan to close its Post Consumer Brands cereal manufacturing facilities in Sparks, Nevada (the “Sparks Facility”) and Cobourg, Ontario (the “Cobourg Facility”). The transfer of production capabilities to other Company locations and closure of the Sparks Facility and Cobourg Facility are expected to be completed in the first quarter of fiscal 2026.
In November 2023, the Company finalized its plan to close its Post Consumer Brands cereal manufacturing facility in Lancaster, Ohio (the “Lancaster Facility”). The transfer of production capabilities to other Company locations and closure of the Lancaster Facility were completed in the first quarter of fiscal 2025.
Restructuring charges and the associated liabilities, which primarily relate to employee-related expenses associated with the closure of these facilities, are shown in the following table.

	Lancaster Facility	Sparks Facility	Cobourg Facility	Total
Balance, September 30, 2024	$7.2	$—	$—	$7.2
Charge to expense	0.6	3.9	3.6	8.1
Cash payments	(8.2)	—	—	(8.2)
Non-cash charges	0.4	—	—	0.4
Balance, March 31, 2025	$—	$3.9	$3.6	$7.5

Total expected restructuring charges	$8.0	$7.3	$5.6	$20.9
Cumulative restructuring charges incurred to date	8.0	3.9	3.6	15.5
Remaining expected restructuring charges	$—	$3.4	$2.0	$5.4
Any pension costs related to the Cobourg Facility closure are not included in the above restructuring charges and associated liabilities as the costs are pending valuation by a third-party specialist and could not be reasonably estimated as of the date of this report. Restructuring charges were $7.3 and $8.1 for the three and six months ended March 31, 2025, respectively, and $0.2 and $7.7 for the three and six months ended March 31, 2024, respectively, and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations
NOTE 6 — EARNINGS PER SHARE
Basic earnings per share is based on the average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock units using the “treasury stock” method and convertible senior notes using the “if converted” method.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net earnings for basic earnings per share	$62.6	$97.2	$175.9	$185.3
Impact of interest expense, net of tax, related to convertible senior notes	2.7	2.7	5.4	5.4
Net earnings for diluted earnings per share	$65.3	$99.9	$181.3	$190.7

Weighted-average shares for basic earnings per share	56.4	60.8	57.3	60.6
Effect of dilutive securities:
Stock options	0.1	0.3	0.1	0.3
Restricted stock units	0.5	0.3	0.5	0.4
Market-based performance restricted stock units	0.7	0.8	0.7	0.7
Earnings-based performance restricted stock units	—	—	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4	5.4	5.4
Total dilutive securities	6.7	6.8	6.8	6.9
Weighted-average shares for diluted earnings per share	63.1	67.6	64.1	67.5

Earnings per Common Share:
Basic	$1.11	$1.60	$3.07	$3.06
Diluted	$1.03	$1.48	$2.83	$2.83
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Restricted stock units	0.2	—	0.1	—
NOTE 7 — INVENTORIES

	March 31, 2025	September 30, 2024
Raw materials and supplies	$137.3	$144.4
Work in process	27.8	20.8
Finished products	521.3	554.7
Flocks	32.2	34.3
	$718.6	$754.2
NOTE 8 — PROPERTY, NET

	March 31, 2025	September 30, 2024
Property, at cost	$4,479.2	$4,336.1
Accumulated depreciation	(2,098.0)	(2,024.4)
	$2,381.2	$2,311.7

NOTE 9 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2024
Goodwill (gross)	$2,304.3	$937.4	$1,355.3	$803.7	$5,400.7
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,695.2	$937.4	$1,355.3	$712.8	$4,700.7
Goodwill from acquisition	—	—	33.9	31.2	65.1
Currency translation adjustment	(0.3)	(31.3)	—	—	(31.6)
Balance, March 31, 2025
Goodwill (gross)	$2,304.0	$906.1	$1,389.2	$834.9	$5,434.2
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,694.9	$906.1	$1,389.2	$744.0	$4,734.2
NOTE 10 — INTANGIBLE ASSETS, NET

	March 31, 2025			September 30, 2024
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,632.7	$(1,151.3)	$1,481.4	$2,633.3	$(1,084.1)	$1,549.2
Trademarks, brands and licensing agreements	1,130.8	(376.7)	754.1	888.3	(348.4)	539.9
	3,763.5	(1,528.0)	2,235.5	3,521.6	(1,432.5)	2,089.1
Not subject to amortization:
Trademarks and brands	803.9	—	803.9	1,056.9	—	1,056.9
	$4,567.4	$(1,528.0)	$3,039.4	$4,578.5	$(1,432.5)	$3,146.0
During the first quarter of fiscal 2025, the Company determined that one of its brands, which was classified as an indefinite-lived intangible asset, was no longer expected to contribute to cash flows indefinitely. As such, the intangible asset’s carrying value of $243.9 was reclassified as a definite-lived intangible asset, and the Company began amortizing the carrying value on a straight-line basis over an estimated useful life of 20 years. Prior to the reclassification, the Company concluded there was no impairment of the indefinite-lived intangible asset.
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
At March 31, 2025, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
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

The following table presents the notional amounts of derivative instruments held.

	March 31, 2025	September 30, 2024
Commodity and energy contracts	$129.3	$111.8
FX contracts	$22.0	$40.5
Interest rate swaps	$300.0	$300.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	March 31, 2025	September 30, 2024
Asset Derivatives:
Commodity and energy contracts	Prepaid expenses and other current assets	$1.6	$4.2
FX contracts	Prepaid expenses and other current assets	0.1	0.1
Interest rate swaps	Prepaid expenses and other current assets	0.8	1.0
Commodity and energy contracts	Other assets	0.5	—
Interest rate swaps	Other assets	2.5	—
		$5.5	$5.3

Liability Derivatives:
Commodity and energy contracts	Other current liabilities	$4.0	$6.5
FX contracts	Other current liabilities	—	0.9
Interest rate swaps	Other current liabilities	—	0.4
Commodity and energy contracts	Other liabilities	0.1	—
Interest rate swaps	Other liabilities	1.2	7.0
		$5.3	$14.8
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended March 31,		Six Months Ended March 31,
		2025	2024	2025	2024
Commodity and energy contracts	Cost of goods sold	$3.8	$15.8	$4.6	$24.9
FX contracts	Selling, general and administrative expenses	0.9	—	(1.4)	—
Interest rate swaps	Expense (income) on swaps, net	5.5	(13.3)	(9.9)	7.8
At March 31, 2025 and September 30, 2024, the Company had pledged collateral of $7.2 and $3.0, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 12 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	March 31, 2025			September 30, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$16.8	$16.8	$—	$16.3	$16.3	$—
Derivative assets	5.5	—	5.5	5.3	—	5.3
Equity security investments	41.5	41.5	—	35.7	35.7	—
	$63.8	$58.3	$5.5	$57.3	$52.0	$5.3
Liabilities:
Deferred compensation liabilities	$48.3	$—	$48.3	$49.9	$—	$49.9
Derivative liabilities	5.3	—	5.3	14.8	—	14.8
	$53.6	$—	$53.6	$64.7	$—	$64.7
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
Other Fair Value Measurements
The Company uses the market approach to measure the fair value of its equity security investments. At March 31, 2025, $29.3 and $12.2 of equity security investments were included in “Prepaid expenses and other current assets” and “Other assets,” respectively, on the Condensed Consolidated Balance Sheets. At September 30, 2024, $35.7 of equity security investments were included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of the municipal bond as of March 31, 2025 and September 30, 2024 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding the municipal bond, was $6,885.2 and $6,880.7 as of March 31, 2025 and September 30, 2024, respectively, which included $687.4 and $684.9 related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 13 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheets are presented in the following table.

	March 31, 2025	September 30, 2024
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	980.6	980.6
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	—	464.9
6.25% senior secured notes maturing February 2032	1,000.0	1,000.0
6.250% senior notes maturing October 2034	600.0	—
6.375% senior notes maturing March 2033	1,200.0	1,200.0
Municipal bond	3.0	4.2
	$6,979.0	$6,845.1
Less: Current portion of long-term debt	1.2	1.2
Debt issuance costs, net	54.8	55.9
Plus: Unamortized premium, net	21.6	23.6
Total long-term debt	$6,944.6	$6,811.6
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
As of both March 31, 2025 and September 30, 2024, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of March 31, 2025 or September 30, 2024. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both March 31, 2025 and September 30, 2024.
Other Senior Notes
On October 9, 2024, the Company issued $600.0 principal value of 6.250% senior notes maturing in October 2034. The 6.250% senior notes were issued at par and the Company received $594.8 after incurring underwriting fees and other fees and expenses of $5.2, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 6.250% senior notes are due semi-annually each April 15 and October 15, with the first interest payment paid on April 15, 2025. With a portion of the net proceeds received from the 6.250% senior notes issuance, the Company redeemed the remaining balance of the Company’s outstanding 5.625% senior notes maturing in January 2028 and all accrued and unpaid interest to the redemption date. For additional information, see “Repayments of Debt” below. The remaining portion of the net proceeds were used for general corporate purposes.
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
During the six months ended March 31, 2025, the Company had no borrowings or repayments under the Revolving Credit Facility. During the six months ended March 31, 2024, the Company borrowed $645.0 and repaid $345.0 under the Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2025 or September 30, 2024. As of March 31, 2025 and September 30, 2024, the Revolving Credit Facility had outstanding letters of credit of $22.3 and $20.0, respectively, which reduced its available borrowing capacity to $977.7 and $980.0, respectively.
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

		Loss (Gain) on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Debt Premiums Paid / Discounts (Received)	Write-off of Debt Issuance Costs	Write-off of Unamortized Premiums
Three Months Ended March 31, 2025
Municipal bond	$1.2	$—	$—	$—
Total	$1.2	$—	$—	$—

Three Months Ended March 31, 2024
4.50% senior notes	$25.2	$(2.7)	$0.2	$—
5.75% senior notes	459.3	4.4	1.6	(4.6)
Revolving Credit Facility	300.0	—	—	—
Municipal bond	1.1	—	—	—
Fourth incremental term loan	400.0	—	1.4	—
Total	$1,185.6	$1.7	$3.2	$(4.6)

Six Months Ended March 31, 2025
5.625% senior notes	$464.9	$4.4	$1.4	$—
Municipal bond	1.2	—	—	—
Total	$466.1	$4.4	$1.4	$—

Six Months Ended March 31, 2024
4.50% senior notes	$51.1	$(6.0)	$0.4	$—
5.75% senior notes	459.3	4.4	1.6	(4.6)
Revolving Credit Facility	345.0	—	—	—
Municipal bond	1.1	—	—	—
Fourth incremental term loan	400.0	—	1.4	—
Total	$1,256.5	$(1.6)	$3.4	$(4.6)
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of March 31, 2025, the Company was in compliance with this financial covenant.
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
The following tables present the components of net periodic benefit cost (income) for the pension plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (income) were reported in “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

	North America
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service cost	$0.6	$0.5	$1.3	$1.0
Interest cost	1.4	1.4	2.7	2.8
Expected return on plan assets	(2.1)	(2.0)	(4.2)	(4.1)
Recognized net actuarial gain	(0.1)	(0.1)	(0.1)	(0.2)
Recognized prior service cost	0.3	0.1	0.6	0.1
Net periodic benefit cost (income)	$0.1	$(0.1)	$0.3	$(0.4)

	Other International
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	6.1	6.6	12.4	12.7
Expected return on plan assets	(8.7)	(8.9)	(17.5)	(17.2)
Recognized net actuarial loss	—	—	—	0.1
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit income	$(2.4)	$(2.1)	$(4.8)	$(4.1)
The following table presents the components of net periodic benefit cost for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.5	0.6	1.1	1.3
Recognized net actuarial gain	(0.1)	(0.2)	(0.2)	(0.5)
Recognized prior service credit	—	(0.1)	—	(0.3)
Net periodic benefit cost	$0.5	$0.3	$1.0	$0.6

NOTE 16 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Shares repurchased	1.7	0.1	3.3	0.5
Average price per share (a)	$110.19	$103.88	$112.19	$87.23
Total share repurchase costs (b)	$193.4	$8.1	$375.5	$44.8
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2025 (i) excluded $2.8 of accrued excise tax that had not yet been paid as of March 31, 2025, (ii) included $2.2 of accrued excise tax payments that had been accrued in fiscal 2024 and (iii) included $0.2 of payments for repurchases of common stock that were accrued in fiscal 2024 but did not settle until the first quarter of fiscal 2025.
NOTE 17 — SEGMENTS
At March 31, 2025, the Company managed and reported operating results through the following four reportable segments:
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

The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Sales
Post Consumer Brands	$987.9	$1,065.5	$1,951.8	$2,054.1
Weetabix	131.7	138.0	259.3	267.1
Foodservice	607.9	554.8	1,224.5	1,121.9
Refrigerated Retail	224.6	240.4	491.2	521.3
Corporate	—	0.3	—	0.5
Total	$1,952.1	$1,999.0	$3,926.8	$3,964.9
Segment Profit
Post Consumer Brands	$139.6	$139.7	$270.6	$272.4
Weetabix	18.2	18.1	34.1	39.1
Foodservice	61.5	64.5	147.6	140.2
Refrigerated Retail	16.2	22.4	40.4	58.0
Total segment profit	235.5	244.7	492.7	509.7
General corporate expenses and other	60.6	51.8	97.9	104.0
Interest expense, net	87.0	80.0	171.1	158.1
Loss (gain) on extinguishment of debt, net	—	0.3	5.8	(2.8)
Expense (income) on swaps, net	5.5	(13.3)	(9.9)	7.8
Earnings before income taxes and equity method (earnings) loss	$82.4	$125.9	$227.8	$242.6
Net sales by product
Cereal	$655.9	$706.6	$1,300.9	$1,361.8
Eggs and egg products	549.7	517.0	1,108.7	1,039.8
Pet food	433.1	460.7	842.0	887.3
Side dishes (including potato products)	170.7	184.8	383.3	401.8
Cheese and dairy	37.0	41.4	79.7	90.0
Sausage	40.0	40.1	90.7	89.2
Peanut butter	20.6	27.3	48.7	54.7
Protein-based products	29.9	8.4	43.5	13.5
Other	15.2	12.7	29.3	26.8
Total	$1,952.1	$1,999.0	$3,926.8	$3,964.9
Depreciation and amortization
Post Consumer Brands	$59.4	$51.7	$117.6	$101.2
Weetabix	11.8	9.8	23.8	19.4
Foodservice	32.1	33.3	63.8	65.8
Refrigerated Retail	18.1	17.7	35.5	35.6
Total segment depreciation and amortization	121.4	112.5	240.7	222.0
Corporate	4.2	7.1	5.2	10.0
Total	$125.6	$119.6	$245.9	$232.0

Assets			March 31, 2025	September 30, 2024
Post Consumer Brands			$5,126.3	$5,106.5
Weetabix			1,875.3	1,948.4
Foodservice and Refrigerated Retail			5,027.3	4,875.2
Corporate			770.2	924.1
Total assets			$12,799.1	$12,854.2

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
At March 31, 2025, our reportable segments were as follows:
•Post Consumer Brands: primarily North American ready-to-eat (“RTE”) cereal, pet food and peanut butter;
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based shakes;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
Acquisitions
Fiscal 2025
On March 3, 2025, we completed our acquisition of Potato Products of Idaho, L.L.C. (“PPI”), a manufacturer and packager of refrigerated and frozen potato products, which is reported in our Refrigerated Retail and Foodservice segments.
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
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, has been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•outbreaks of highly pathogenic avian influenza (“HPAI”), which impacted our Foodservice and Refrigerated Retail segments. During both fiscal 2024 and the first half of fiscal 2025, we experienced volatility in our egg supply due to outbreaks of HPAI; however, the impact to our results of operations during the first half of both fiscal 2025 and 2024 were not material. Egg supply availability due to continued HPAI outbreaks across the industry is expected to drive volatility and impact our results of operations throughout the remainder of fiscal 2025. This trend could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses;
•inflationary pressures on input costs across all segments of our business. During both fiscal 2024 and the first half of fiscal 2025, inflationary pressures on certain input costs eased, while other input costs continued to face inflationary pressures, and we expect this trend to continue during the remainder of fiscal 2025 (for additional information, refer to the “Segment Results” section below). In addition, we anticipate that announced tariffs, and any potential future modifications or incremental tariffs, could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. This could impact the cost of, and consumer demand for, our products, including as a result of any potential pricing actions taken to offset increased costs. These trends could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses; and

•shifting consumer preferences from branded to private label or other value products as consumers continue to be impacted by rising costs, which has negatively impacted sales volumes within our Refrigerated Retail, Post Consumer Brands and Weetabix segments and driven shifts in product mix toward lower margin products within our Post Consumer Brands and Weetabix segments.
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$1,952.1	$1,999.0	$(46.9)	(2)%	$3,926.8	$3,964.9	$(38.1)	(1)%

Operating Profit	$182.2	$190.1	$(7.9)	(4)%	$396.3	$399.4	$(3.1)	(1)%
Interest expense, net	87.0	80.0	7.0	9%	171.1	158.1	13.0	8%
Loss (gain) on extinguishment of debt, net	—	0.3	(0.3)	100%	5.8	(2.8)	8.6	307%
Expense (income) on swaps, net	5.5	(13.3)	18.8	141%	(9.9)	7.8	(17.7)	(227)%
Other expense (income), net	7.3	(2.8)	10.1	361%	1.5	(6.3)	7.8	124%
Income tax expense	20.0	28.6	(8.6)	(30)%	52.1	57.1	(5.0)	(9)%
Equity method (earnings) loss, net of tax	(0.2)	—	(0.2)	n/a	(0.3)	0.1	(0.4)	(400)%
Less: Net earnings attributable to noncontrolling interest	—	0.1	(0.1)	(100)%	0.1	0.1	—	—%
Net Earnings	$62.6	$97.2	$(34.6)	(36)%	$175.9	$185.3	$(9.4)	(5)%
Net Sales
Net sales decreased $46.9 million, or 2%, during the three months ended March 31, 2025, when compared to the prior year period, as a result of lower net sales within our Post Consumer Brands, Refrigerated Retail and Weetabix segments, partially offset by higher net sales within our Foodservice segment.
Net sales decreased $38.1 million, or 1%, during the six months ended March 31, 2025, when compared to the prior year period, as a result of lower net sales within our Post Consumer Brands, Refrigerated Retail and Weetabix segments, partially offset by higher net sales within our Foodservice segment.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit decreased $7.9 million, or 4%, during the three months ended March 31, 2025, when compared to the prior year period, primarily driven by lower segment profit within our Refrigerated Retail, Foodservice and Post Consumer Brands segments and higher general corporate expenses, partially offset by higher segment profit within our Weetabix segment.
Operating profit decreased $3.1 million, or 1%, during the six months ended March 31, 2025, when compared to the prior year period, primarily driven by lower segment profit within our Refrigerated Retail, Weetabix and Post Consumer Brands segments, partially offset by higher segment profit within our Foodservice segment and lower general corporate expenses.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $7.0 million, or 9%, during the three months ended March 31, 2025, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt and a higher weighted-average interest rate, partially offset by higher interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.1% for the three months ended March 31, 2025 and 2024, respectively.
Interest expense, net increased $13.0 million, or 8%, during the six months ended March 31, 2025, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt and a higher weighted-average interest rate, partially offset by higher interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.1% for the six months ended March 31, 2025 and 2024, respectively.
For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”

Loss (Gain) on Extinguishment of Debt, Net
Fiscal 2025
During the six months ended March 31, 2025, we recognized a net loss of $5.8 million related to the redemption of our outstanding 5.625% senior notes. The net loss included debt premiums paid of $4.4 million and the write-off of debt issuance costs of $1.4 million.
Fiscal 2024
During the three months ended March 31, 2024, we recognized a net loss of $0.3 million related to the repayment of our fourth incremental term loan under our second amended and restated credit agreement (as amended, restated or amended and restated, the “Credit Agreement,” and such loan the “Fourth Incremental Term Loan”), the redemption of our 5.75% senior notes and the partial repurchase of our 4.50% senior notes. The net loss included the write-off of debt issuance costs of $3.2 million and net premiums paid of $1.7 million, partially offset by the write-off of unamortized premiums of $4.6 million.
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
Expense (Income) on Swaps, Net
During the three and six months ended March 31, 2025, we recognized expense (income) on swaps, net of $5.5 million and $(9.9) million, respectively, related to mark-to-market adjustments and settlements on our interest rate swaps.
During the three and six months ended March 31, 2024, we recognized (income) expense on swaps, net of $(13.3) million and $7.8 million, respectively, related to mark-to-market adjustments and settlements on our interest rate swaps.
For additional information on our interest rate swap contracts and exposure to risk related to interest rate swaps, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” below, respectively.
Income Tax Expense
The effective income tax rate was 24.3% and 22.9% for the three and six months ended March 31, 2025, respectively, and 22.7% and 23.5% for the three and six ended March 31, 2024, respectively.
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
Post Consumer Brands

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$987.9	$1,065.5	$(77.6)	(7)%	$1,951.8	$2,054.1	$(102.3)	(5)%
Segment Profit	$139.6	$139.7	$(0.1)	—%	$270.6	$272.4	$(1.8)	(1)%
Segment Profit Margin	14%	13%			14%	13%
Net sales for the Post Consumer Brands segment decreased $77.6 million, or 7%, for the three months ended March 31, 2025, when compared to the prior year period. Cereal product sales were down $43.1 million, or 7%, driven by 6% lower volumes primarily related to category declines. Pet food product sales were down $27.6 million, or 6%, driven by 5% lower volumes primarily due to reductions in private label and co-manufactured products and distribution losses, partially offset by shifts in customer inventory levels. Other product sales were down $6.9 million.
Net sales for the Post Consumer Brands segment decreased $102.3 million, or 5%, for the six months ended March 31, 2025, when compared to the prior year period. Cereal product sales were down $51.0 million, or 5%, driven by 4% lower volumes primarily related to category declines. Pet food product sales were down $45.3 million, or 5%, driven by 5% lower volumes primarily due to reductions in private label and co-manufactured products and distribution losses, partially offset by the inclusion of two incremental months of Perfection. Other product sales were down $6.0 million.
Segment profit for the three months ended March 31, 2025 decreased $0.1 million, or less than 1%, when compared to the prior year period. This decrease was primarily driven by lower net sales, as previously discussed, partially offset by lower raw material costs of $11.8 million and lower advertising and consumer spending of $11.5 million.
Segment profit for the six months ended March 31, 2025 decreased $1.8 million, or 1%, when compared to the prior year period. This decrease was primarily driven by lower net sales, as previously discussed, and increased integration costs of $6.2 million. These negative impacts were partially offset by lower raw material costs of $27.3 million, lower advertising and consumer spending of $11.9 million and lower manufacturing costs of $7.4 million.
Weetabix

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$131.7	$138.0	$(6.3)	(5)%	$259.3	$267.1	$(7.8)	(3)%
Segment Profit	$18.2	$18.1	$0.1	1%	$34.1	$39.1	$(5.0)	(13)%
Segment Profit Margin	14%	13%			13%	15%
Net sales for the Weetabix segment decreased $6.3 million, or 5%, for the three months ended March 31, 2025, when compared to the prior year period, driven by 7% lower volumes and an unfavorable foreign currency exchange impact of $1.0 million. Volumes decreased primarily due to the strategic exit of certain low-performing products, lower promotional activity and cereal category declines. These negative impacts were partially offset by higher average net selling prices primarily due to the annualization of prior year price increases.
Net sales for the Weetabix segment decreased $7.8 million, or 3%, for the six months ended March 31, 2025, when compared to the prior year period, driven by 7% lower volumes. Volumes decreased primarily due to the strategic exit of certain low-performing products, lower promotional activity and cereal category declines, partially offset by the inclusion of two incremental months of Deeside. These negative impacts were partially offset by higher average net selling prices primarily due to the annualization of prior year price increases and a favorable foreign currency exchange impact of $3.1 million.
Segment profit for the three months ended March 31, 2025 increased $0.1 million, or 1%, when compared to the prior year period. This increase was primarily driven by higher average net selling prices, as previously discussed, and lower freight costs of $0.7 million, partially offset by higher raw material costs of $1.8 million.
Segment profit for the six months ended March 31, 2025 decreased $5.0 million, or 13%, when compared to the prior year period. This decrease was primarily driven by higher raw material costs of $3.9 million, partially offset by higher average net selling prices, as previously discussed.
Foodservice

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$607.9	$554.8	$53.1	10%	$1,224.5	$1,121.9	$102.6	9%
Segment Profit	$61.5	$64.5	$(3.0)	(5)%	$147.6	$140.2	$7.4	5%
Segment Profit Margin	10%	12%			12%	12%
Net sales for the Foodservice segment increased $53.1 million, or 10%, for the three months ended March 31, 2025, when compared to the prior year period. Egg product sales were up $32.6 million, or 7%, primarily driven by incremental HPAI pricing (partially offset by the pass-through of lower grain costs) on 1% lower volumes. Sales of side dishes were down $1.2 million, or 2%, primarily driven by 4% lower volumes due to decreased product demand, partially offset by price increases taken to mitigate inflation. Sales of all other products were up $21.7 million, primarily driven by ready-to-drink shake sales.
Net sales for the Foodservice segment increased $102.6 million, or 9%, for the six months ended March 31, 2025, when compared to the prior year period. Egg product sales were up $70.5 million, or 7%, primarily driven by incremental HPAI pricing (partially offset by the pass-through of lower grain costs) and 1% higher volumes. Sales of side dishes were up $2.0 million, or 1%, primarily driven by price increases taken to mitigate inflation, partially offset by 1% lower volumes. Sales of all other products were up $30.1 million, primarily driven by ready-to-drink shake sales.
Segment profit for the three months ended March 31, 2025 decreased $3.0 million, or 5%, when compared to the prior year period, driven by higher raw material costs of $56.5 million, partially offset by higher net sales, as previously discussed, and lower manufacturing costs of $5.1 million.
Segment profit for the six months ended March 31, 2025 increased $7.4 million, or 5%, when compared to the prior year period, driven by higher net sales, as previously discussed, and lower freight costs of $4.5 million. These positive impacts were partially offset by higher raw material costs of $81.4 million.
Refrigerated Retail

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$224.6	$240.4	$(15.8)	(7)%	$491.2	$521.3	$(30.1)	(6)%
Segment Profit	$16.2	$22.4	$(6.2)	(28)%	$40.4	$58.0	$(17.6)	(30)%
Segment Profit Margin	7%	9%			8%	11%
Net sales for the Refrigerated Retail segment decreased $15.8 million, or 7%, for the three months ended March 31, 2025, when compared to the prior year period, driven by 5% lower volumes primarily due to the shifting of holiday demand into the third quarter of fiscal 2025 (compared to the second quarter of fiscal 2024). Sales of side dishes decreased $13.5 million, or 11%, driven by 8% lower volumes, and were incrementally impacted by price elasticities and unfavorable product mix. Cheese and other dairy product sales decreased $4.4 million, or 11%, driven by 15% lower volumes primarily due to distribution losses. Sausage sales decreased $0.2 million, or 1%, driven by 5% lower volumes. Egg product sales were up $0.8 million, or 2%, on 4% lower volumes. Sales of all other products were up $1.5 million.
Net sales for the Refrigerated Retail segment decreased $30.1 million, or 6%, for the six months ended March 31, 2025, when compared to the prior year period, primarily driven by lower side dish and cheese volumes. Sales of side dishes decreased $21.1 million, or 8%, driven by 6% lower volumes primarily due to price elasticities. Cheese and other dairy product sales decreased $10.3 million, or 11%, driven by 14% lower volumes primarily due to distribution losses. Egg product sales were down $0.8 million, or 1%, driven by 4% lower volumes. Sausage sales increased $1.4 million, or 2%, on 1% lower volumes. Sales of all other products were up $0.7 million.
Segment profit for the three months ended March 31, 2025 decreased $6.2 million, or 28%, when compared to the prior year period, driven by higher raw material costs of $8.2 million and lower net sales, as previously discussed. These negative impacts were partially offset by lower manufacturing costs of $2.2 million.
Segment profit for the six months ended March 31, 2025 decreased $17.6 million, or 30%, when compared to the prior year period, driven by higher raw material costs of $14.3 million, higher manufacturing costs of $3.1 million and lower net sales, as previously discussed. These negative impacts were partially offset by lower freight costs of $2.1 million.
General Corporate Expenses and Other

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
General corporate expenses and other	$60.6	$51.8	$8.8	17%	$97.9	$104.0	$(6.1)	(6)%
General corporate expenses and other increased $8.8 million, or 17%, for the three months ended March 31, 2025, when compared to the prior year period, primarily driven by increased net losses related to mark-to-market adjustments on equity security investments of $10.1 million (compared to net gains in the prior year period).
General corporate expenses and other decreased $6.1 million, or 6%, for the six months ended March 31, 2025, when compared to the prior year period. This decrease was primarily driven by increased net gains related to mark-to-market adjustments on economic hedges of $12.7 million (compared to net losses in the prior year period), partially offset by increased net losses related to mark-to-market adjustments on equity security investments of $7.8 million (compared to net gains in the prior year period).

LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the six months ended March 31, 2025 (for additional information, see Notes 13 and 16 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$600.0 million principal value issued of 6.250% senior notes;
•$464.9 million principal value of our 5.625% senior notes redeemed at a premium of $4.4 million; and
•3.3 million shares of our common stock repurchased at an average share price of $112.19 per share and at a total cost, including accrued excise tax and broker’s commissions, of $375.5 million.
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

The following table presents select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2025	2024
Cash provided by (used in):
Operating activities	$471.1	$424.0
Investing activities	(342.2)	(432.6)
Financing activities	(292.7)	237.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	1.9
Net (decrease) increase in cash, cash equivalents and restricted cash	$(165.6)	$230.4
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2025 increased $47.1 million compared to the prior year period. This increase was primarily driven by cash inflows related to fluctuations in timing of payments of trade payables within our Post Consumer Brands segment, larger inventory cash inflows in the current year period within our Foodservice segment and lower tax payments of $31.5 million. These positive impacts were partially offset by higher interest payments of $23.1 million and decreased net cash receipts on our interest rate swaps and foreign currency forward contracts of $8.2 million.
Investing Activities
Six months ended March 31, 2025
Cash used in investing activities for the six months ended March 31, 2025 was $342.2 million, primarily driven by net cash payments of $124.3 million related to the PPI acquisition and capital expenditures of $229.5 million, partially offset by proceeds from the sale of property of $12.1 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
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
Financing Activities
Six months ended March 31, 2025
Cash used in financing activities for the six months ended March 31, 2025 was $292.7 million. We received proceeds of $600.0 million from the issuance of our 6.250% senior notes, redeemed $464.9 million principal value of our 5.625% senior notes and repaid $1.2 million principal value of our municipal bond. In addition, we paid $375.1 million, including broker’s commissions and excise tax payments, for the repurchase of shares of our common stock, paid $5.2 million of debt issuance costs in connection with the issuance of our 6.250% senior notes and paid $4.4 million of debt premiums related to the redemption of our 5.625% senior notes.
Six months ended March 31, 2024
Cash used in financing activities for the six months ended March 31, 2024 was $237.1 million. We received proceeds of $1,000.0 million from the issuance of our 6.25% senior secured notes and $645.0 million from borrowings under the revolving credit facility provided for in the Credit Agreement (the “Revolving Credit Facility”). We redeemed $459.3 million principal value of our 5.75% senior notes, repaid $51.1 million principal value of our 4.50% senior notes (net of $6.0 million in discounts), repaid $400.0 million principal value of our Fourth Incremental Term Loan, repaid $345.0 million under our Revolving Credit Facility and repaid $1.1 million principal value of our municipal bond, resulting in net repayments of debt of $1,250.5 million. We paid $50.0 million for a structured share repurchase contract and $44.8 million, including broker’s commissions, for the repurchase of shares of our common stock. In addition, we paid $19.9 million of debt issuance costs and deferred financing fees in connection with the issuance of our 6.25% senior secured notes and entry into the third amendment to our Credit Agreement and $4.4 million of debt premiums related to the redemption of our 5.75% senior notes.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of March 31, 2025, we were in compliance with this financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.
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
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from the forward-looking statements in this report. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•disruptions or inefficiencies in our supply chain, tariffs, inflation, labor shortages, public health crises, climatic events, HPAI and other agricultural diseases and pests, fires and other events beyond our control;
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchase of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million as of both March 31, 2025 and September 30, 2024. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of March 31, 2025 and September 30, 2024, a hypothetical 10% change in the expected USD-GBP and Euro-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $2 million and $4 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”

Interest Rate Risk
Long-term debt
As of March 31, 2025, the Company had outstanding principal value of indebtedness of $6,979.0 million related to its senior notes and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $977.7 million. Of the total $6,979.0 million of outstanding principal value of indebtedness, $6,976.0 million bore interest at a weighted-average fixed interest rate of 5.3%. As of September 30, 2024, the Company had outstanding principal value of indebtedness of $6,845.1 million related to its senior notes and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $980.0 million. Of the total $6,845.1 million of outstanding principal value of indebtedness, $6,840.9 million bore interest at a weighted-average fixed interest rate of 5.2%.
As of March 31, 2025 and September 30, 2024, the fair value of the Company’s debt, excluding outstanding borrowings under the municipal bond, was $6,885.2 million and $6,880.7 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $135 million and $109 million as of March 31, 2025 and September 30, 2024, respectively. A hypothetical 10% increase in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and six months ended March 31, 2025 and 2024.
For additional information regarding the Company’s debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both March 31, 2025 and September 30, 2024, the Company had interest rate swaps with a notional value of $300.0 million. A hypothetical 10% increase in interest rates would have decreased the fair value of the interest rate swaps by approximately $9 million as of both March 31, 2025 and September 30, 2024.
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
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2025 - January 31, 2025	985,152	$108.47	985,152	$200,228,325
February 1, 2025 - February 28, 2025	565,660	$112.21	565,660	$436,529,287
March 1, 2025 - March 31, 2025	187,478	$113.17	187,478	$415,311,955
Total	1,738,290	$110.19	1,738,290	$415,311,955
(a)Does not include accrued excise tax or broker’s commissions.
(b)On July 30, 2024, our Board of Directors approved an authorization to repurchase up to $500.0 million of shares of our common stock effective August 5, 2024 (the “Prior Authorization”). The Prior Authorization had an expiration date of August 5, 2026. On February 4, 2025, our Board of Directors cancelled the Prior Authorization effective February 9, 2025 and approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective February 10, 2025 (the “Existing Authorization”). The Existing Authorization has an expiration date of February 10, 2027. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

†10.53	Form of Non-Employee Director Restricted Stock Unit Agreement (United States Non-Employee Directors) (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-Q filed on February 7, 2025)

†10.54	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Employee Directors) (Incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q filed on February 7, 2025)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2025

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2025

*32.1	Certifications of Robert V. Vitale and Matthew J. Mainer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2025

101.INS
Inline XBRL (eXtensible Business Reporting Language) Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL and contained in Exhibits 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*
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

POST HOLDINGS, INC.
Date:	May 9, 2025	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)