Form 10-Q
period 2025-06-30
Post Holdings, Inc.
filed 2025-08-08
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Common Stock, $0.01 par value per share – 54,320,124 shares as of August 4, 2025

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$1,984.3	$1,947.7	$5,911.1	$5,912.6
Cost of goods sold	1,388.1	1,370.4	4,173.8	4,183.1
Gross Profit	596.2	577.3	1,737.3	1,729.5
Selling, general and administrative expenses	312.1	324.5	958.5	988.7
Amortization of intangible assets	49.4	46.4	147.6	138.5
Other operating expense (income), net	0.1	3.2	0.3	(0.3)
Operating Profit	234.6	203.2	630.9	602.6
Interest expense, net	88.5	78.8	259.6	236.9
(Gain) loss on extinguishment of debt, net	—	(1.8)	5.8	(4.6)
Expense (income) on swaps, net	2.6	(3.1)	(7.3)	4.7
Other expense (income), net	0.2	(2.3)	1.7	(8.6)
Earnings before Income Taxes and Equity Method (Earnings) Loss	143.3	131.6	371.1	374.2
Income tax expense	34.7	31.7	86.8	88.8
Equity method (earnings) loss, net of tax	(0.1)	—	(0.4)	0.1
Net Earnings Including Noncontrolling Interest	108.7	99.9	284.7	285.3
Less: Net (loss) earnings attributable to noncontrolling interest	(0.1)	0.1	—	0.2
Net Earnings	$108.8	$99.8	$284.7	$285.1

Earnings per Common Share:
Basic	$1.95	$1.66	$5.01	$4.72
Diluted	$1.79	$1.53	$4.60	$4.36
Weighted-Average Common Shares Outstanding:
Basic	55.7	60.0	56.8	60.4
Diluted	62.4	67.0	63.6	67.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Earnings Including Noncontrolling Interest	$108.7	$99.9	$284.7	$285.3
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	—	—	—	(8.3)
Reclassifications to net earnings	0.3	(0.2)	0.8	(0.8)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	99.7	2.6	40.0	56.1
Tax benefit (expense) on other comprehensive income (loss):
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	—	—	—	2.0
Reclassifications to net earnings	(0.1)	0.1	(0.2)	0.3
Total Other Comprehensive Income Including Noncontrolling Interest	99.9	2.5	40.6	49.3
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.1)	0.3	—	1.5
Total Comprehensive Income	$208.7	$102.1	$325.3	$333.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2025	September 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,056.3	$787.4
Restricted cash	7.7	3.5
Receivables, net	694.4	582.9
Inventories	772.3	754.2
Prepaid expenses and other current assets	112.2	103.6
Total Current Assets	2,642.9	2,231.6
Property, net	2,441.2	2,311.7
Goodwill	4,788.9	4,700.7
Other intangible assets, net	3,013.7	3,146.0
Other assets	482.9	464.2
Total Assets	$13,369.6	$12,854.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.2	$1.2
Accounts payable	529.0	483.8
Other current liabilities	488.1	459.9
Total Current Liabilities	1,018.3	944.9
Long-term debt	7,346.0	6,811.6
Deferred income taxes	654.4	653.0
Other liabilities	344.0	343.4
Total Liabilities	9,362.7	8,752.9
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,350.0	5,331.5
Retained earnings	2,067.9	1,783.2
Accumulated other comprehensive income	47.0	6.4
Treasury stock, at cost	(3,469.6)	(3,031.4)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,996.2	4,090.6
Noncontrolling interest	10.7	10.7
Total Shareholders’ Equity	4,006.9	4,101.3
Total Liabilities and Shareholders’ Equity	$13,369.6	$12,854.2
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net earnings including noncontrolling interest	$284.7	$285.3
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	378.1	352.7
Unrealized (gain) loss on interest rate swaps and foreign exchange contracts, net	(5.6)	15.9
Loss (gain) on extinguishment of debt, net	5.8	(4.6)
Non-cash stock-based compensation expense	60.2	60.9
Equity method (earnings) loss, net of tax	(0.4)	0.1
Deferred income taxes	(1.6)	(33.9)
Other, net	19.6	0.9
Other changes in operating assets and liabilities, net of business acquisitions:
(Increase) decrease in receivables, net	(107.1)	23.7
(Increase) decrease in inventories	(15.4)	20.1
Increase in prepaid expenses and other current assets	(30.8)	(28.2)
Decrease in other assets	22.5	1.4
Increase (decrease) in accounts payable and other current liabilities	83.4	(13.9)
Increase in non-current liabilities	3.6	15.9
Net Cash Provided by Operating Activities	697.0	696.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(124.4)	(248.1)
Additions to property	(360.5)	(290.3)
Proceeds from sale of property	12.1	—
Other, net	(0.6)	0.1
Net Cash Used in Investing Activities	(473.4)	(538.3)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,000.0	1,645.0
Repayments of debt, net of discounts	(466.1)	(1,266.6)
Payments of debt premiums	(4.4)	(4.4)
Purchases of treasury stock	(434.3)	(248.7)
Payments of debt issuance costs and deferred financing fees	(5.2)	(19.9)
Payment for share repurchase contracts	—	(50.0)
Proceeds from share repurchase contracts	—	50.9
Other, net	(42.7)	(39.6)
Net Cash Provided by Financing Activities	47.3	66.7
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	2.2	1.9
Net Increase in Cash, Cash Equivalents and Restricted Cash	273.1	226.6
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	790.9	117.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,064.0	$343.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2025	2024	2025	2024
Common Stock
Beginning and end of period	$0.9	$0.9	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	5,330.4	5,240.1	5,331.5	5,288.1
Activity under stock and deferred compensation plans	(0.5)	0.4	(41.7)	(37.4)
Non-cash stock-based compensation expense	20.1	21.1	60.2	60.9
Payment for share repurchase contracts	—	—	—	(50.0)
Proceeds from share repurchase contracts	—	50.9	—	50.9
End of period	5,350.0	5,312.5	5,350.0	5,312.5
Retained Earnings
Beginning of period	1,959.1	1,601.8	1,783.2	1,416.5
Net earnings	108.8	99.8	284.7	285.1
End of period	2,067.9	1,701.6	2,067.9	1,701.6
Accumulated Other Comprehensive Income
Retirement Benefit Adjustments, net of tax
Beginning of period	(36.1)	(37.0)	(36.5)	(30.3)
Net change in retirement benefits, net of tax	0.2	(0.1)	0.6	(6.8)
End of period	(35.9)	(37.1)	(35.9)	(37.1)
Hedging Adjustments, net of tax
Beginning and end of period	74.8	74.8	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(91.6)	(127.2)	(31.9)	(179.6)
Foreign currency translation adjustments	99.7	2.4	40.0	54.8
End of period	8.1	(124.8)	8.1	(124.8)
Treasury Stock
Beginning of period	(3,406.9)	(2,773.1)	(3,031.4)	(2,728.3)
Purchases of treasury stock	(62.7)	(209.7)	(438.2)	(254.5)
End of period	(3,469.6)	(2,982.8)	(3,469.6)	(2,982.8)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,996.2	3,945.1	3,996.2	3,945.1
Noncontrolling Interest
Beginning of period	10.8	10.4	10.7	9.2
Net (loss) earnings attributable to noncontrolling interest	(0.1)	0.1	—	0.2
Foreign currency translation adjustments	—	0.2	—	1.3
End of period	10.7	10.7	10.7	10.7
Total Shareholders’ Equity	$4,006.9	$3,955.8	$4,006.9	$3,955.8
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
NOTE 3 — EQUITY INTERESTS, NONCONTROLLING INTEREST AND RELATED PARTY TRANSACTIONS
8th Avenue
As of June 30, 2025, the Company had a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that was accounted for using the equity method. In determining the accounting treatment of the common equity interest, management concluded that 8th Avenue was not a variable interest entity as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and as such, 8th Avenue was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents as in effect as of June 30, 2025, management determined that the Company did not have a controlling voting interest in 8th Avenue due to substantive participating rights held by third parties associated with the governance of 8th Avenue. However, Post had significant influence, and therefore, the use of the equity method of accounting was required. See Note 18 for information regarding a change in the Company’s ownership of 8th Avenue subsequent to June 30, 2025.

During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, in accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures,” the Company discontinued applying the equity method to the investment after reducing the balance of the investment to zero. The Company’s investment in 8th Avenue was zero at both June 30, 2025 and September 30, 2024, and the Company did not recognize equity method earnings/loss attributable to 8th Avenue for the three or nine months ended June 30, 2025 or 2024.
During the three and nine months ended June 30, 2025, the Company had net sales to 8th Avenue of $1.8 and $6.5, respectively, and purchases from and royalties paid to 8th Avenue of $15.5 and $57.7, respectively. During the three and nine months ended June 30, 2024, the Company had net sales to 8th Avenue of $1.5 and $5.3, respectively, and purchases from and royalties paid to 8th Avenue of $21.5 and $61.1, respectively. Sales and purchases between the Company and 8th Avenue were all made at arm’s-length.
The Company had current payables with 8th Avenue of $3.3 and $14.2 at June 30, 2025 and September 30, 2024, respectively, which were included in “Accounts payable” on the Condensed Consolidated Balance Sheets and primarily related to related party purchases and royalties. Current receivables with 8th Avenue at June 30, 2025 and September 30, 2024 were immaterial. In addition, the Company had a long-term receivable and a long-term liability with 8th Avenue of $12.9 and zero, respectively, at June 30, 2025 and $12.9 and $0.7, respectively, at September 30, 2024, which were included in “Other assets” and “Other liabilities,” respectively, on the Condensed Consolidated Balance Sheets and related to tax indemnifications.
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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $4.3 and $4.0 at June 30, 2025 and September 30, 2024, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets.
BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of BellRing.
Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of the Company, has a co-packing agreement with Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of BellRing (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of protein-based shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing protein-based shakes for Premier Nutrition. Net sales of protein-based shakes to Premier Nutrition were $16.0 and $40.0 during the three and nine months ended June 30, 2025, respectively, and the Company had a current receivable with Premier Nutrition of $3.4 related to these sales at June 30, 2025, which was included in “Receivables, net” on the Condensed Consolidated Balance Sheets. Net sales of protein-based shakes to Premier Nutrition were immaterial during the three and nine months ended June 30, 2024. Other related party transactions between the Company and BellRing were immaterial for the three and nine months ended June 30, 2025 and 2024, and balances related to such transactions were immaterial as of June 30, 2025 and September 30, 2024.
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

Fiscal 2025
On March 3, 2025, the Company completed its acquisition of Potato Products of Idaho, L.L.C. (“PPI”) for $120.0, subject to working capital and other adjustments, resulting in a payment at closing of $129.5. During the third quarter of fiscal 2025, the Company reached a final settlement of working capital for an immaterial amount. PPI is a manufacturer and packager of refrigerated and frozen potato products and is reported in the Refrigerated Retail and Foodservice segments. The acquisition was completed using cash on hand.
Based upon the preliminary purchase price allocation, the Company recorded $5.7 of customer relationships, which are being amortized over a weighted-average useful life of 13 years. Net sales and operating loss included in the Condensed Consolidated Statements of Operations attributable to PPI were $8.4 and $0.7, respectively, for the three months ended June 30, 2025 and $10.7 and $1.4, respectively, for the nine months ended June 30, 2025.
Preliminary values of PPI are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change. The goodwill generated by the Company’s acquisition of PPI is expected to be deductible for U.S. income tax purposes, and was allocated between the Refrigerated Retail and Foodservice segments (see Note 9).
The following table presents the preliminary purchase price allocation, including immaterial measurement period adjustments, related to the PPI acquisition based upon the fair values of assets acquired and liabilities assumed as of June 30, 2025.

Cash and cash equivalents	$5.1
Receivables, net	3.3
Inventories	1.9
Prepaid expenses and other current assets	0.1
Property, net	48.8
Other intangible assets, net	5.7
Accounts payable	(0.4)
Other current liabilities	(0.5)
Total identifiable net assets	64.0
Goodwill	65.5
Fair value of total consideration transferred	$129.5
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
Also on December 1, 2023, the Company completed its acquisition of Deeside Cereals I Ltd (“Deeside”) for £11.3 (approximately $14.3). The acquisition was completed using cash on hand. Deeside is a producer of private label cereals in the United Kingdom (the “U.K.”) and is reported in the Weetabix segment. Based upon the final purchase price allocation as of September 30, 2024, the Company identified and recorded $24.9 of net assets, which exceeded the purchase price paid for Deeside. As a result, the Company recorded a gain on bargain purchase of $10.6 during the year ended September 30, 2024, of which $(0.4) and $5.8 was recorded during the three and nine months ended June 30, 2024, respectively, in “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations.
Acquisition-related costs for fiscal 2025 and 2024 acquisitions were immaterial for both the three and nine months ended June 30, 2025 and 2024.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Pro forma net sales	$1,984.3	$1,956.2	$5,924.5	$5,979.9
Pro forma net earnings	$107.3	$100.0	$285.8	$287.1
Pro forma basic earnings per common share	$1.93	$1.67	$5.03	$4.75
Pro forma diluted earnings per common share	$1.76	$1.53	$4.62	$4.38
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

	Lancaster Facility	Sparks Facility	Cobourg Facility	Total
Balance, September 30, 2024	$7.2	$—	$—	$7.2
Charge to expense	0.6	4.7	3.6	8.9
Cash payments	(8.2)	(0.6)	—	(8.8)
Non-cash charges	0.4	—	—	0.4
Balance, June 30, 2025	$—	$4.1	$3.6	$7.7

Total expected restructuring charges	$8.0	$8.1	$5.0	$21.1
Cumulative restructuring charges incurred to date	8.0	4.7	3.6	16.3
Remaining expected restructuring charges	$—	$3.4	$1.4	$4.8
Any pension costs related to the Cobourg Facility closure are not included in the above restructuring charges and associated liabilities as the costs are pending valuation by a third-party specialist and could not be reasonably estimated as of the date of this report. Restructuring charges (adjustments) were $0.8 and $8.9 for the three and nine months ended June 30, 2025, respectively, and $(1.1) and $6.6 for the three and nine months ended June 30, 2024, respectively, and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net earnings for basic earnings per share	$108.8	$99.8	$284.7	$285.1
Impact of interest expense, net of tax, related to convertible senior notes	2.7	2.7	8.1	8.1
Net earnings for diluted earnings per share	$111.5	$102.5	$292.8	$293.2

Weighted-average shares for basic earnings per share	55.7	60.0	56.8	60.4
Effect of dilutive securities:
Stock options	0.1	0.2	0.1	0.3
Restricted stock units	0.4	0.4	0.5	0.4
Market-based performance restricted stock units	0.8	0.9	0.7	0.7
Earnings-based performance restricted stock units	—	0.1	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4	5.4	5.4
Total dilutive securities	6.7	7.0	6.8	6.9
Weighted-average shares for diluted earnings per share	62.4	67.0	63.6	67.3

Earnings per Common Share:
Basic	$1.95	$1.66	$5.01	$4.72
Diluted	$1.79	$1.53	$4.60	$4.36
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	—	—	0.1	—
NOTE 7 — INVENTORIES

	June 30, 2025	September 30, 2024
Raw materials and supplies	$138.8	$144.4
Work in process	26.3	20.8
Finished products	574.8	554.7
Flocks	32.4	34.3
	$772.3	$754.2
NOTE 8 — PROPERTY, NET

	June 30, 2025	September 30, 2024
Property, at cost	$4,626.9	$4,336.1
Accumulated depreciation	(2,185.7)	(2,024.4)
	$2,441.2	$2,311.7

NOTE 9 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2024
Goodwill (gross)	$2,304.3	$937.4	$1,355.3	$803.7	$5,400.7
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,695.2	$937.4	$1,355.3	$712.8	$4,700.7
Goodwill from acquisition	—	—	33.9	31.6	65.5
Currency translation adjustment	—	22.7	—	—	22.7
Balance, June 30, 2025
Goodwill (gross)	$2,304.3	$960.1	$1,389.2	$835.3	$5,488.9
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,695.2	$960.1	$1,389.2	$744.4	$4,788.9
NOTE 10 — INTANGIBLE ASSETS, NET

	June 30, 2025			September 30, 2024
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,643.6	$(1,190.4)	$1,453.2	$2,633.3	$(1,084.1)	$1,549.2
Trademarks, brands and licensing agreements	1,133.2	(392.2)	741.0	888.3	(348.4)	539.9
	3,776.8	(1,582.6)	2,194.2	3,521.6	(1,432.5)	2,089.1
Not subject to amortization:
Trademarks and brands	819.5	—	819.5	1,056.9	—	1,056.9
	$4,596.3	$(1,582.6)	$3,013.7	$4,578.5	$(1,432.5)	$3,146.0
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
NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials, supplies and energy, interest rate risks and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue financial instruments for speculative or trading purposes.
At June 30, 2025, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next two years;
•foreign currency forward contracts (“FX contracts”) maturing through fiscal 2026 that have the effect of hedging currency fluctuations between the U.S. Dollar and the Pound Sterling and between the Euro and the Pound Sterling; and
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced.

The following table presents the notional amounts of derivative instruments held.

	June 30, 2025	September 30, 2024
Commodity and energy contracts	$124.4	$111.8
FX contracts	$13.1	$40.5
Interest rate swaps	$300.0	$300.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	June 30, 2025	September 30, 2024
Asset Derivatives:
Commodity and energy contracts	Prepaid expenses and other current assets	$3.7	$4.2
FX contracts	Prepaid expenses and other current assets	—	0.1
Interest rate swaps	Prepaid expenses and other current assets	0.7	1.0
Commodity and energy contracts	Other assets	0.8	—
Interest rate swaps	Other assets	2.0	—
		$7.2	$5.3

Liability Derivatives:
Commodity and energy contracts	Other current liabilities	$4.7	$6.5
FX contracts	Other current liabilities	0.6	0.9
Interest rate swaps	Other current liabilities	0.2	0.4
Interest rate swaps	Other liabilities	3.6	7.0
		$9.1	$14.8
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended June 30,		Nine Months Ended June 30,
		2025	2024	2025	2024
Commodity and energy contracts	Cost of goods sold	$1.3	$5.6	$5.9	$30.5
FX contracts	Selling, general and administrative expenses	1.2	—	(0.2)	—
Interest rate swaps	Expense (income) on swaps, net	2.6	(3.1)	(7.3)	4.7
At June 30, 2025 and September 30, 2024, the Company had pledged collateral of $7.1 and $3.0, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 12 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	June 30, 2025			September 30, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$18.1	$18.1	$—	$16.3	$16.3	$—
Derivative assets	7.2	—	7.2	5.3	—	5.3
Equity security investments	37.3	37.3	—	35.7	35.7	—
	$62.6	$55.4	$7.2	$57.3	$52.0	$5.3
Liabilities:
Deferred compensation liabilities	$48.0	$—	$48.0	$49.9	$—	$49.9
Derivative liabilities	9.1	—	9.1	14.8	—	14.8
	$57.1	$—	$57.1	$64.7	$—	$64.7
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
Equity Security Investments
The Company uses the market approach to measure the fair value of its equity security investments. At June 30, 2025, $28.5 and $8.8 of equity security investments were included in “Prepaid expenses and other current assets” and “Other assets,” respectively, on the Condensed Consolidated Balance Sheets. At September 30, 2024, $35.7 of equity security investments were included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.
Other Fair Value Measurements
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair values of any outstanding borrowings under the municipal bond and the Revolving Credit Facility (as defined in Note 13) as of June 30, 2025 and September 30, 2024 approximated their carrying values. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding the municipal bond and the Revolving Credit Facility, was $6,995.8 and $6,880.7 as of June 30, 2025 and September 30, 2024, respectively, which included $656.3 and $684.9, respectively, related to the Company’s convertible senior notes.
Certain assets and liabilities, including property, goodwill and other intangible assets, are measured at fair value on a non-recurring basis using Level 3 inputs.

NOTE 13 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheets are presented in the following table.

	June 30, 2025	September 30, 2024
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	980.6	980.6
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	—	464.9
6.25% senior secured notes maturing February 2032	1,000.0	1,000.0
6.250% senior notes maturing October 2034	600.0	—
6.375% senior notes maturing March 2033	1,200.0	1,200.0
Revolving Credit Facility	400.0	—
Municipal bond	3.0	4.2
	$7,379.0	$6,845.1
Less: Current portion of long-term debt	1.2	1.2
Debt issuance costs, net	52.4	55.9
Plus: Unamortized premium, net	20.6	23.6
Total long-term debt	$7,346.0	$6,811.6
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
As of both June 30, 2025 and September 30, 2024, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of June 30, 2025 or September 30, 2024. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both June 30, 2025 and September 30, 2024.
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
The 6.250% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior, unsecured basis by each of the Company’s existing and subsequently acquired or organized wholly-owned domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries, which included 8th Avenue and its subsidiaries prior to July 1, 2025).
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
During the nine months ended June 30, 2025, the Company borrowed $400.0 and had no repayments under the Revolving Credit Facility (see Note 18 for information regarding the use of the borrowings under the Revolving Credit Facility). During the nine months ended June 30, 2024, the Company borrowed $645.0 and repaid $345.0 under the Revolving Credit Facility. As of June 30, 2025, the Revolving Credit Facility had outstanding borrowings of $400.0, outstanding letters of credit of $22.3 and an available borrowing capacity of $577.7. As of September 30, 2024, the Revolving Credit Facility had no outstanding borrowings, outstanding letters of credit of $20.0 and an available borrowing capacity of $980.0. As of June 30, 2025, the interest rate on the the outstanding borrowings under the Revolving Credit Facility was 5.93%.
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

Repayments of Debt
The following table presents the Company’s principal repayments of debt, which, net of discounts, were included in the Condensed Consolidated Statements of Cash Flows, and the associated (gain) loss related to such repayments, which were included in “(Gain) loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations. There were no repayments of debt during the three months ended June 30, 2025.

		(Gain) Loss on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Debt Discounts (Received)/ Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premiums
Three Months Ended June 30, 2024
4.50% senior notes	$18.0	$(1.9)	$0.1	$—
Total	$18.0	$(1.9)	$0.1	$—

Nine Months Ended June 30, 2025
5.625% senior notes	$464.9	$4.4	$1.4	$—
Municipal bond	1.2	—	—	—
Total	$466.1	$4.4	$1.4	$—

Nine Months Ended June 30, 2024
4.50% senior notes	$69.1	$(7.9)	$0.5	$—
5.75% senior notes	459.3	4.4	1.6	(4.6)
Revolving Credit Facility	345.0	—	—	—
Municipal bond	1.1	—	—	—
Fourth incremental term loan	400.0	—	1.4	—
Total	$1,274.5	$(3.5)	$3.5	$(4.6)
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of June 30, 2025, the Company was in compliance with this financial covenant.
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

	North America
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service cost	$0.7	$0.7	$2.0	$1.7
Interest cost	1.4	1.5	4.1	4.3
Expected return on plan assets	(2.1)	(2.0)	(6.3)	(6.1)
Recognized net actuarial gain	(0.1)	(0.1)	(0.2)	(0.3)
Recognized prior service cost	0.2	0.3	0.8	0.4
Net periodic benefit cost	$0.1	$0.4	$0.4	$—

	Other International
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	6.5	6.5	18.9	19.2
Expected return on plan assets	(9.2)	(8.8)	(26.7)	(26.0)
Recognized net actuarial loss	0.1	—	0.1	0.1
Recognized prior service cost	0.1	0.1	0.3	0.3
Net periodic benefit income	$(2.5)	$(2.1)	$(7.3)	$(6.2)
The following table presents the components of net periodic benefit cost for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost were reported in “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.6	0.7	1.7	2.0
Recognized net actuarial gain	—	(0.3)	(0.2)	(0.8)
Recognized prior service credit	—	(0.2)	—	(0.5)
Net periodic benefit cost	$0.6	$0.3	$1.6	$0.9

NOTE 16 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased	0.6	2.0	3.9	2.5
Average price per share (a)	$110.98	$104.18	$112.02	$100.71
Total share repurchase costs (b)	$62.7	$209.7	$438.2	$254.5
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 (i) excluded $3.4 of accrued excise tax that had not yet been paid as of June 30, 2025, (ii) included $2.2 of accrued excise tax payments that had been accrued in fiscal 2024, (iii) included $0.2 of payments for repurchases of common stock that were accrued in fiscal 2024 but did not settle until the first quarter of fiscal 2025 and (iv) excluded $2.9 of repurchases of common stock that were accrued in the third quarter of fiscal 2025 but did not settle until the fourth quarter of fiscal 2025. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 (i) excluded $1.8 of accrued excise tax that had not been paid as of June 30, 2024 and (ii) excluded $4.0 of repurchases of common stock that were accrued in the third quarter of fiscal 2024 but did not settle until the fourth quarter of fiscal 2024.
NOTE 17 — SEGMENTS
At June 30, 2025, the Company managed and reported operating results through the following four reportable segments:
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

The following tables present information about the Company’s reportable segments. In addition, the tables present net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Sales
Post Consumer Brands	$914.0	$1,008.1	$2,865.8	$3,062.2
Weetabix	137.9	136.1	397.2	403.2
Foodservice	698.5	589.1	1,923.0	1,711.0
Refrigerated Retail	233.9	214.4	725.1	735.7
Corporate	—	—	—	0.5
Total	$1,984.3	$1,947.7	$5,911.1	$5,912.6
Segment Profit
Post Consumer Brands	$120.5	$128.6	$391.1	$401.0
Weetabix	19.3	24.1	53.4	63.2
Foodservice	123.9	89.6	271.5	229.8
Refrigerated Retail	24.5	5.1	64.9	63.1
Total segment profit	288.2	247.4	780.9	757.1
General corporate expenses and other	53.8	41.9	151.7	145.9
Interest expense, net	88.5	78.8	259.6	236.9
(Gain) loss on extinguishment of debt, net	—	(1.8)	5.8	(4.6)
Expense (income) on swaps, net	2.6	(3.1)	(7.3)	4.7
Earnings before income taxes and equity method (earnings) loss	$143.3	$131.6	$371.1	$374.2
Net sales by product
Cereal	$651.3	$677.5	$1,952.2	$2,039.3
Eggs and egg products	648.1	542.2	1,756.8	1,582.0
Pet food	364.9	428.9	1,206.9	1,316.2
Side dishes (including potato products)	182.9	174.8	566.2	576.6
Cheese and dairy	37.0	39.9	116.7	129.9
Sausage	36.2	34.2	126.9	123.4
Peanut butter	23.3	28.8	72.0	83.5
Protein-based products	28.3	9.8	71.8	23.3
Other	12.3	11.6	41.6	38.4
Total	$1,984.3	$1,947.7	$5,911.1	$5,912.6
Depreciation and amortization
Post Consumer Brands	$55.4	$52.5	$173.0	$153.7
Weetabix	13.2	10.2	37.0	29.6
Foodservice	33.5	33.0	97.3	98.8
Refrigerated Retail	18.9	17.9	54.4	53.5
Total segment depreciation and amortization	121.0	113.6	361.7	335.6
Corporate	11.2	7.1	16.4	17.1
Total	$132.2	$120.7	$378.1	$352.7

Assets			June 30, 2025	September 30, 2024
Post Consumer Brands			$5,163.8	$5,106.5
Weetabix			1,964.2	1,948.4
Foodservice and Refrigerated Retail			5,045.7	4,875.2
Corporate			1,195.9	924.1
Total assets			$13,369.6	$12,854.2

NOTE 18 — SUBSEQUENT EVENTS
8th Avenue Acquisition
On July 1, 2025, the Company completed its previously announced acquisition of all of the preferred stock and the remaining 39.5% common equity interest that it did not already own in 8th Avenue for a preliminary purchase price of $798.8, which included the retirement of all of 8th Avenue’s outstanding debt (excluding leaseback financial liabilities). As part of the acquisition, Post also assumed $111.0 of leaseback financial liabilities of 8th Avenue. 8th Avenue is a manufacturer and distributor of branded and private label dry pasta and private label nut butters, granola and fruit and nut products. The acquisition was completed using cash on hand, which included borrowings under the Revolving Credit Facility drawn on June 30, 2025 (see Note 13).
As of June 30, 2025, Post’s investment in 8th Avenue was accounted for using the equity method and transactions between Post and 8th Avenue were reported as related party transactions (see Note 3). As of July 1, 2025, Post owns all of the equity of 8th Avenue and the results of 8th Avenue will be consolidated with the results of Post. As such, transactions between Post and 8th Avenue will no longer be classified as related party transactions.
The 8th Avenue acquisition will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting is incomplete at the time of the filing of these unaudited condensed consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the adjusted depreciation expense based upon the fair value of assets acquired, amortization of identifiable intangible assets acquired and related income tax effects which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.
Tax Legislation
On July 4, 2025, the H.R.1 tax law was enacted in the U.S. (the “H.R.1 Tax Act”). The H.R.1 Tax Act includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The H.R.1 Tax Act has multiple effective dates, beginning in calendar year 2025 and extending through calendar year 2027. The Company is currently evaluating the impact of the H.R.1 Tax Act on its effective income tax rate, results of operations, financial condition and cash flows and expects certain provisions of the H.R.1 Tax Act to drive a reduction in cash taxes over the next five years.

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
At June 30, 2025, our reportable segments were as follows:
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
On July 1, 2025, subsequent to the end of the period covered by this report, we completed our previously announced acquisition of all of the preferred stock and the remaining common equity interest that we did not already own in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). 8th Avenue is a manufacturer and distributor of branded and private label dry pasta and private label nut butters, granola and fruit and nut products.
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
For additional information on these acquisitions, refer to Notes 4 and 18 within “Notes to Condensed Consolidated Financial Statements.”
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, has been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•outbreaks of highly pathogenic avian influenza (“HPAI”), which impacted our Foodservice and Refrigerated Retail segments. During both fiscal 2024 and 2025, we experienced volatility in our egg supply due to continued HPAI outbreaks across the industry, which are expected to continue to drive volatility and impact our results of operations throughout the remainder of fiscal 2025. This trend could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses; and

•inflationary pressures on input costs across all segments of our business. During both fiscal 2024 and 2025, inflationary pressures on certain input costs eased, while other input costs continued to face inflationary pressures, and we expect this trend to continue during the remainder of fiscal 2025 (for additional information, refer to the “Segment Results” section below). In addition, we anticipate that announced tariffs, and any potential future modifications or incremental tariffs, could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. This could impact the cost of, and consumer demand for, our products, including as a result of any potential pricing actions taken to offset increased costs. These trends could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$1,984.3	$1,947.7	$36.6	2%	$5,911.1	$5,912.6	$(1.5)	—%

Operating Profit	$234.6	$203.2	$31.4	15%	$630.9	$602.6	$28.3	5%
Interest expense, net	88.5	78.8	9.7	12%	259.6	236.9	22.7	10%
(Gain) loss on extinguishment of debt, net	—	(1.8)	1.8	100%	5.8	(4.6)	10.4	226%
Expense (income) on swaps, net	2.6	(3.1)	5.7	184%	(7.3)	4.7	(12.0)	(255)%
Other expense (income), net	0.2	(2.3)	2.5	109%	1.7	(8.6)	10.3	120%
Income tax expense	34.7	31.7	3.0	9%	86.8	88.8	(2.0)	(2)%
Equity method (earnings) loss, net of tax	(0.1)	—	(0.1)	n/a	(0.4)	0.1	(0.5)	(500)%
Less: Net (loss) earnings attributable to noncontrolling interest	(0.1)	0.1	(0.2)	(200)%	—	0.2	(0.2)	(100)%
Net Earnings	$108.8	$99.8	$9.0	9%	$284.7	$285.1	$(0.4)	—%
Net Sales
Net sales increased $36.6 million, or 2%, during the three months ended June 30, 2025, when compared to the prior year period, as a result of higher net sales within our Foodservice, Refrigerated Retail and Weetabix segments, partially offset by lower net sales within our Post Consumer Brands segment.
Net sales decreased $1.5 million, or less than 1%, during the nine months ended June 30, 2025, when compared to the prior year period, as a result of lower net sales within our Post Consumer Brands, Refrigerated Retail and Weetabix segments, partially offset by higher net sales within our Foodservice segment.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $31.4 million, or 15%, during the three months ended June 30, 2025, when compared to the prior year period, primarily driven by higher segment profit within our Foodservice and Refrigerated Retail segments, partially offset by lower segment profit within our Post Consumer Brands and Weetabix segments and higher general corporate expenses.
Operating profit increased $28.3 million, or 5%, during the nine months ended June 30, 2025, when compared to the prior year period, primarily driven by higher segment profit within our Foodservice and Refrigerated Retail segments, partially offset by lower segment profit within our Post Consumer Brands and Weetabix segments and higher general corporate expenses.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $9.7 million, or 12%, during the three months ended June 30, 2025, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt and a higher weighted-average interest rate, partially offset by higher interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.1% for the three months ended June 30, 2025 and 2024, respectively.

Interest expense, net increased $22.7 million, or 10%, during the nine months ended June 30, 2025, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt and a higher weighted-average interest rate, partially offset by higher interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.1% for the nine months ended June 30, 2025 and 2024, respectively.
For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
(Gain) Loss on Extinguishment of Debt, Net
Fiscal 2025
During the nine months ended June 30, 2025, we recognized a net loss of $5.8 million related to the redemption of our outstanding 5.625% senior notes. The net loss included debt premiums paid of $4.4 million and the write-off of debt issuance costs of $1.4 million.
Fiscal 2024
During the three months ended June 30, 2024, we recognized a net gain of $1.8 million related to the partial repurchase of our 4.50% senior notes. The net gain included debt discounts received of $1.9 million, partially offset by the write-off of debt issuance costs of $0.1 million.
During the nine months ended June 30, 2024, we recognized a net gain of $4.6 million related to the repayment of our fourth incremental term loan under our second amended and restated credit agreement (as amended, restated or amended and restated, the “Credit Agreement,” and such loan the “Fourth Incremental Term Loan”), the redemption of our 5.75% senior notes and the partial repurchase of our 4.50% senior notes. The net gain included the write-off of unamortized premiums of $4.6 million and net discounts received of $3.5 million, partially offset by the write-off of debt issuance costs of $3.5 million.
For additional information on our debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Expense (Income) on Swaps, Net
During the three and nine months ended June 30, 2025, we recognized expense (income) on swaps, net of $2.6 million and $(7.3) million, respectively, related to mark-to-market adjustments and settlements on our interest rate swaps.
During the three and nine months ended June 30, 2024, we recognized (income) expense on swaps, net of $(3.1) million and $4.7 million, respectively, related to mark-to-market adjustments and settlements on our interest rate swaps.
For additional information on our interest rate swap contracts and exposure to risk related to interest rate swaps, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” below, respectively.
Income Tax Expense
The effective income tax rate was 24.2% and 23.4% for the three and nine months ended June 30, 2025, respectively, and 24.1% and 23.7% for the three and nine months ended June 30, 2024, respectively.
On July 4, 2025, subsequent to the end of the period covered by this report, the H.R.1 tax law was enacted in the United States (the “H.R.1 Tax Act”). The H.R.1 Tax Act includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The H.R.1 Tax Act has multiple effective dates, beginning in calendar year 2025 and extending through calendar year 2027. We are currently evaluating the impact of the H.R.1 Tax Act on our effective income tax rate, results of operations, financial condition and cash flows and expect certain provisions of the H.R.1 Tax Act to drive a reduction in cash taxes over the next five years.
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

Post Consumer Brands

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$914.0	$1,008.1	$(94.1)	(9)%	$2,865.8	$3,062.2	$(196.4)	(6)%
Segment Profit	$120.5	$128.6	$(8.1)	(6)%	$391.1	$401.0	$(9.9)	(2)%
Segment Profit Margin	13%	13%			14%	13%
Net sales for the Post Consumer Brands segment decreased $94.1 million, or 9%, for the three months ended June 30, 2025, when compared to the prior year period. Pet food product sales were down $64.0 million, or 15%, driven by 13% lower volumes primarily due to reductions in co-manufactured and private label products and distribution losses. Cereal product sales were down $24.6 million, or 4%, driven by 6% lower volumes primarily related to category declines. Other product sales were down $5.5 million.
Net sales for the Post Consumer Brands segment decreased $196.4 million, or 6%, for the nine months ended June 30, 2025, when compared to the prior year period. Pet food product sales were down $109.3 million, or 8%, driven by 7% lower volumes primarily due to reductions in private label and co-manufactured products and distribution losses, partially offset by the inclusion of two incremental months of Perfection. Cereal product sales were down $75.6 million, or 5%, driven by 5% lower volumes primarily related to category declines. Other product sales were down $11.5 million.
Segment profit for the three months ended June 30, 2025 decreased $8.1 million, or 6%, when compared to the prior year period. This decrease was primarily driven by lower net sales, as previously discussed, partially offset by lower integration costs of $10.8 million and lower raw material costs of $7.7 million.
Segment profit for the nine months ended June 30, 2025 decreased $9.9 million, or 2%, when compared to the prior year period. This decrease was primarily driven by lower net sales, as previously discussed, partially offset by lower raw material costs of $35.0 million, lower advertising and consumer spending of $15.2 million and lower manufacturing costs of $9.3 million.
Weetabix

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$137.9	$136.1	$1.8	1%	$397.2	$403.2	$(6.0)	(1)%
Segment Profit	$19.3	$24.1	$(4.8)	(20)%	$53.4	$63.2	$(9.8)	(16)%
Segment Profit Margin	14%	18%			13%	16%
Net sales for the Weetabix segment increased $1.8 million, or 1%, for the three months ended June 30, 2025, when compared to the prior year period, driven by a favorable foreign currency exchange impact of $7.6 million, partially offset by 3% lower volumes. Volumes decreased primarily due to the strategic exit of certain low-performing products and cereal category declines, partially offset by increases in protein-based shakes.
Net sales for the Weetabix segment decreased $6.0 million, or 1%, for the nine months ended June 30, 2025, when compared to the prior year period, driven by 6% lower volumes. Volumes decreased primarily due to the strategic exit of certain low-performing products, lower promotional activity and cereal category declines, partially offset by the inclusion of two incremental months of Deeside. These negative impacts were partially offset by a favorable foreign currency exchange impact of $10.7 million and higher average net selling prices primarily due to the annualization of prior year price increases.
Segment profit for the three months ended June 30, 2025 decreased $4.8 million, or 20%, when compared to the prior year period, primarily driven by higher raw material costs of $3.6 million.
Segment profit for the nine months ended June 30, 2025 decreased $9.8 million, or 16%, when compared to the prior year period, primarily driven by higher raw material costs of $7.5 million.

Foodservice

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$698.5	$589.1	$109.4	19%	$1,923.0	$1,711.0	$212.0	12%
Segment Profit	$123.9	$89.6	$34.3	38%	$271.5	$229.8	$41.7	18%
Segment Profit Margin	18%	15%			14%	13%
Net sales for the Foodservice segment increased $109.4 million, or 19%, for the three months ended June 30, 2025, when compared to the prior year period. Egg product sales were up $87.3 million, or 17%, primarily driven by incremental HPAI pricing and 2% higher volumes. Sales of side dishes were up $7.5 million, or 11%, driven by 15% higher volumes primarily due to the inclusion of three months of PPI. Sales of all other products were up $14.6 million, primarily driven by protein-based shake sales.
Net sales for the Foodservice segment increased $212.0 million, or 12%, for the nine months ended June 30, 2025, when compared to the prior year period. Egg product sales were up $157.8 million, or 11%, primarily driven by incremental HPAI pricing (partially offset by the pass-through of lower grain costs) and 1% higher volumes. Sales of side dishes were up $9.5 million, or 5%, driven by 4% higher volumes primarily due to the inclusion of four months of PPI. Sales of all other products were up $44.7 million, primarily driven by protein-based shake sales.
Segment profit for the three months ended June 30, 2025 increased $34.3 million, or 38%, when compared to the prior year period, driven by higher net sales, as previously discussed, partially offset by higher raw material costs of $56.8 million.
Segment profit for the nine months ended June 30, 2025 increased $41.7 million, or 18%, when compared to the prior year period, driven by higher net sales, as previously discussed, partially offset by higher raw material costs of $138.2 million.
Refrigerated Retail

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
Net Sales	$233.9	$214.4	$19.5	9%	$725.1	$735.7	$(10.6)	(1)%
Segment Profit	$24.5	$5.1	$19.4	380%	$64.9	$63.1	$1.8	3%
Segment Profit Margin	10%	2%			9%	9%
Net sales for the Refrigerated Retail segment increased $19.5 million, or 9%, for the three months ended June 30, 2025, when compared to the prior year period, driven by higher average net selling prices, as well as 2% higher volumes primarily due to the shifting of holiday demand into the third quarter of fiscal 2025 (compared to the second quarter of fiscal 2024). Egg product sales were up $17.9 million, or 52%, on 8% higher volumes, primarily driven by incremental HPAI pricing. Sausage sales increased $2.3 million, or 7%, on 2% higher volumes. Sales of side dishes increased $1.3 million, or 2%, on 1% higher volumes. Cheese and other dairy product sales decreased $2.9 million, or 7%, driven by 11% lower volumes primarily due to distribution losses. Sales of all other products were up $0.9 million.
Net sales for the Refrigerated Retail segment decreased $10.6 million, or 1%, for the nine months ended June 30, 2025, when compared to the prior year period, primarily driven by lower side dish and cheese volumes and partially offset by higher average net selling prices. Sales of side dishes decreased $19.8 million, or 5%, driven by 4% lower volumes primarily due to price elasticities. Cheese and other dairy product sales decreased $13.2 million, or 10%, driven by 13% lower volumes primarily due to distribution losses. Egg product sales were up $17.1 million, or 15%, on flat volumes, driven by incremental HPAI pricing. Sausage sales increased $3.7 million, or 3%, on flat volumes. Sales of all other products were up $1.6 million.
Segment profit for the three months ended June 30, 2025 increased $19.4 million, or 380%, when compared to the prior year period, driven by higher average net selling prices, as previously discussed, lower manufacturing costs of $3.0 million and lower freight costs of $3.0 million. These positive impacts were partially offset by higher raw material costs of $8.4 million.
Segment profit for the nine months ended June 30, 2025 increased $1.8 million, or 3%, when compared to the prior year period, driven by higher average net selling prices, as previously discussed, and lower freight costs of $5.1 million. These positive impacts were partially offset by higher raw material costs of $22.7 million.

General Corporate Expenses and Other

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2025	2024	$	%	2025	2024	$	%
General corporate expenses and other	$53.8	$41.9	$11.9	28%	$151.7	$145.9	$5.8	4%
General corporate expenses and other increased $11.9 million, or 28%, for the three months ended June 30, 2025, when compared to the prior year period. This increase was primarily driven by increased restructuring and facility closure costs (including accelerated depreciation) of $6.2 million primarily related to our Post Consumer Brands segment, decreased net gains related to mark-to-market adjustments on economic hedges of $4.1 million and increased net losses related to mark-to-market adjustments on equity security investments of $3.8 million.
General corporate expenses and other increased $5.8 million, or 4%, for the nine months ended June 30, 2025, when compared to the prior year period. This increase was primarily driven by increased net losses related to mark-to-market adjustments on equity security investments of $11.6 million (compared to net gains in the prior year period), partially offset by increased net gains related to mark-to-market adjustments on economic hedges of $8.6 million.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the nine months ended June 30, 2025 (for additional information, see Notes 13 and 16 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$600.0 million principal value issued of 6.250% senior notes;
•$464.9 million principal value of our 5.625% senior notes redeemed at a premium of $4.4 million;
•$400.0 million borrowed under our revolving credit facility provided for in our Credit Agreement (the “Revolving Credit Facility”); and
•3.9 million shares of our common stock repurchased at an average share price of $112.02 per share and at a total cost, including accrued excise tax and broker’s commissions, of $438.2 million.
On July 1, 2025, subsequent to the end of the period covered by this report, we completed our acquisition of all of the preferred stock and the remaining common equity interest that we did not already own in 8th Avenue for a preliminary purchase price of $798.8 million, which included the retirement of all of 8th Avenue’s outstanding debt (excluding leaseback financial liabilities). The acquisition was made using cash on hand, including the borrowings under our Revolving Credit Facility discussed above.
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
Short-term financing needs primarily consist of working capital requirements and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions, repayment or refinancing of our long-term debt obligations and capital expenditures related to ongoing projects. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which included 8th Avenue and its subsidiaries prior to July 1, 2025) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property. These guarantees are subject to release in certain circumstances.
Our senior notes, other than certain of our senior notes described below, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which included 8th Avenue and its subsidiaries prior to July 1, 2025). Our 6.25% senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, and our 6.375% and 6.250% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement or certain of our other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries, which included 8th Avenue and its subsidiaries prior to July 1, 2025). These guarantees are subject to release in certain circumstances.
Our 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing domestic subsidiaries that have guaranteed our other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries under our other senior notes indentures, which included 8th Avenue and its subsidiaries prior to July 1, 2025. If, after the date our 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary guarantees any of our existing senior notes or any other debt securities we may issue in the form of senior unsecured notes or convertible or exchangeable notes, then we must cause such subsidiary to become a guarantor for the 2.50% convertible senior notes as well.
The following table presents select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2025	2024
Cash provided by (used in):
Operating activities	$697.0	$696.3
Investing activities	(473.4)	(538.3)
Financing activities	47.3	66.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.2	1.9
Net increase in cash, cash equivalents and restricted cash	$273.1	$226.6
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2025 increased $0.7 million compared to the prior year period. This increase was primarily driven by lower tax payments of $42.1 million and cash inflows related to fluctuations in timing of payments of trade payables within our Post Consumer Brands segment. These positive impacts were partially offset by cash outflows related to fluctuations in the timing of sales and collections of trade receivables within our Post Consumer Brands and Foodservice segments, higher interest payments of $37.2 million and larger inventory cash outflows in the current year period within our Post Consumer Brands segment.
Investing Activities
Nine months ended June 30, 2025
Cash used in investing activities for the nine months ended June 30, 2025 was $473.4 million, primarily driven by net cash payments of $124.4 million related to the PPI acquisition and capital expenditures of $360.5 million, partially offset by proceeds from the sale of property of $12.1 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
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

Financing Activities
Nine months ended June 30, 2025
Cash used in financing activities for the nine months ended June 30, 2025 was $47.3 million. We received proceeds of $600.0 million from the issuance of our 6.250% senior notes and $400.0 million from borrowings under our Revolving Credit Facility, redeemed $464.9 million principal value of our 5.625% senior notes and repaid $1.2 million principal value of our municipal bond. In addition, we paid $434.3 million, including broker’s commissions and excise tax payments, for the repurchase of shares of our common stock, paid $5.2 million of debt issuance costs in connection with the issuance of our 6.250% senior notes and paid $4.4 million of debt premiums related to the redemption of our 5.625% senior notes.
Nine months ended June 30, 2024
Cash provided by financing activities for the nine months ended June 30, 2024 was $66.7 million. We received proceeds of $1,000.0 million from the issuance of our 6.25% senior secured notes and $645.0 million from borrowings under our Revolving Credit Facility. In addition, we received net proceeds of $0.9 million related to our structured share repurchase contract. We redeemed $459.3 million principal value of our 5.75% senior notes, repaid $69.1 million principal value of our 4.50% senior notes (net of $7.9 million in discounts), repaid $400.0 million principal value of our Fourth Incremental Term Loan, repaid $345.0 million under our Revolving Credit Facility and repaid $1.1 million principal value of our municipal bond, resulting in net repayments of debt of $1,266.6 million. We paid $248.7 million, including broker’s commissions, for the repurchase of shares of our common stock. In addition, we paid $19.9 million of debt issuance costs and deferred financing fees in connection with the issuance of our 6.25% senior secured notes and entry into the third amendment to our Credit Agreement and $4.4 million of debt premiums related to the redemption of our 5.75% senior notes.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00 measured as of the last day of any fiscal quarter if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of June 30, 2025, we were in compliance with this financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.
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
•impacts of compliance with existing and changing laws and regulations;
•the impact of litigation;
•our ability to successfully integrate 8th Avenue and the pet food assets and operations acquired in April 2023 and in the Perfection acquisition, deliver on the expected financial contribution, cost savings and synergies from these acquisitions and maintain relationships with employees, customers and suppliers for the acquired businesses, while maintaining focus on our pre-acquisition businesses;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchase of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have changed the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million as of both June 30, 2025 and September 30, 2024. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of June 30, 2025 and September 30, 2024, a hypothetical 10% change in the expected USD-GBP and Euro-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $2 million and $4 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 11 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of June 30, 2025, the Company had outstanding principal value of indebtedness of $7,379.0 million related to its senior notes, borrowings outstanding under its Revolving Credit Facility and a municipal bond. Of the total $7,379.0 million of outstanding principal value of indebtedness, $6,976.0 million bore interest at a weighted-average fixed interest rate of 5.3%. The $400.0 million of outstanding borrowings under the Revolving Credit Facility bore interest at a weighted-average variable rate of 5.9%. The Revolving Credit Facility had available borrowing capacity of $577.7 million. As of September 30, 2024, the Company had outstanding principal value of indebtedness of $6,845.1 million related to its senior notes and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $980.0 million. Of the total $6,845.1 million of outstanding principal value of indebtedness, $6,840.9 million bore interest at a weighted-average fixed interest rate of 5.2%.
As of June 30, 2025 and September 30, 2024, the fair value of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility and the municipal bond, was $6,995.8 million and $6,880.7 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% change in interest rates would have changed the fair value of the fixed rate debt by approximately $118 million and $109 million as of June 30, 2025 and September 30, 2024, respectively. A hypothetical 10% change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and nine months ended June 30, 2025 and 2024.
For additional information regarding the Company’s debt, refer to Note 13 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both June 30, 2025 and September 30, 2024, the Company had interest rate swaps with a notional value of $300.0 million. A hypothetical 10% change in interest rates would have changed the fair value of the interest rate swaps by approximately $9 million as of both June 30, 2025 and September 30, 2024.
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
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 15, 2024 (the “Annual Report”). Other than the additional risk factor disclosed herein, as of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our businesses, financial condition, results of operations and cash flows. Such enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
We may encounter difficulties as we integrate 8th Avenue Food & Provisions, Inc. (“8th Avenue”) into our Post Consumer Brands business, which may adversely impact us and our ability to realize the anticipated benefits of the acquisition.
While we held an equity ownership interest in 8th Avenue prior to the acquisition, the acquisition of the remaining equity interest in 8th Avenue that we did not already own involves the combination of businesses that operated separately. We will be required to devote significant management attention and resources to integrating operations, business practices and cultures of Post Consumer Brands and 8th Avenue. Potential difficulties we may encounter as part of the integration process include the following:
•the inability to successfully combine Post Consumer Brands with 8th Avenue in a manner that permits us to achieve the cost savings, synergies and other benefits anticipated to result from the acquisition, including as a result of management having its attention diverted from our pre-acquisition Post Consumer Brands business;
•the challenges of integrating a complex business, including operating procedures, financial systems, personnel, technology, networks and other assets acquired as part of the 8th Avenue acquisition, in a seamless manner that minimizes any adverse impact on the business, customers, suppliers, employees and other constituencies;
•the challenges of offering a product portfolio that includes products, such as peanut butter, with vulnerability to contamination or other food safety concerns and heightened regulatory risk;
•potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the 8th Avenue acquisition, including cash costs for integration that may exceed the cash costs that we currently anticipate; and

•the sellers of the 8th Avenue capital stock that we acquired made very limited representations and warranties in the purchase agreement for the acquisition, and the purchase agreement included a broad release under which all parties to the purchase agreement (including us) released each other party from claims arising from, among other matters, the management, governance, operation and business of 8th Avenue and its subsidiaries. As such, we will have very limited, or no, recourse if we discover unknown liabilities relating to matters for which no representations and warranties were provided.
Accordingly, the contemplated benefits of the 8th Avenue acquisition may not be realized fully, or at all, or may take longer to realize than expected.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2025 - April 30, 2025	108,927	$113.51	108,927	$402,947,327
May 1, 2025 - May 31, 2025	65,300	$111.84	65,300	$395,643,993
June 1, 2025 - June 30, 2025	385,270	$110.11	385,270	$353,220,642
Total	559,497	$110.98	559,497	$353,220,642
(a)Does not include accrued excise tax or broker’s commissions.
(b)On February 4, 2025, our Board of Directors approved an authorization to repurchase up to $500.0 million of shares of our common stock effective February 10, 2025 (the “Authorization”). The Authorization has an expiration date of February 10, 2027. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

*2.1
Stock Purchase Agreement, dated as of June 3, 2025, by and among Post Holdings, Inc., 8th Avenue Food & Provisions, Inc., the Sellers named therein and the additional persons who executed a Joinder Agreement in accordance with Section 2.3 thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 9, 2025)

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

†10.55	First Amendment to the Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2025)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2025

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2025

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2025

101.INS
Inline XBRL (eXtensible Business Reporting Language) Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL and contained in Exhibits 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*
Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

POST HOLDINGS, INC.
Date:	August 8, 2025	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)