Form 10-K
period 2025-09-30
Post Holdings, Inc.
filed 2025-11-21
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,759,346,648.
Number of shares of Common Stock, $0.01 par value, outstanding as of November 17, 2025: 52,154,798

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2025, are incorporated by reference into Part III of this report.

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
•disruptions or inefficiencies in our supply chain, tariffs, inflation, highly pathogenic avian influenza and other agricultural diseases and pests, labor shortages, public health crises, weather events and fires and other events beyond our control;
•changes in economic conditions, financial instability, disruptions in capital and credit markets, changes in interest rates and fluctuations in foreign currency exchange rates;
•our and our customers’ ability to compete in our respective product categories, including the success of pricing, advertising and promotional programs, declines in demand for our products and the ability to anticipate and respond to changes in consumer and customer preferences and behaviors;
•our ability to hire and retain talented personnel, increases in labor-related costs, employee safety, labor strikes, work stoppages, unionization efforts and other labor disruptions;
•our high leverage, our ability to obtain additional financing and service our outstanding debt (including covenants restricting the operation of our businesses) and a potential downgrade in our credit ratings;
•our ability to successfully implement business strategies to reduce costs or optimize our network;
•allegations that our products cause injury or illness, product recalls and withdrawals, product liability claims and other related litigation;
•the success of new product introductions;
•compliance with new, existing and changing laws and regulations;
•our reliance on third parties and others for the manufacture of many of our products;
•costs, business disruptions and reputational damage associated with information technology failures, cybersecurity incidents, information security breaches or enterprise resource planning system implementations;
•the impact of litigation;
•our ability to identify, complete and integrate or otherwise effectively execute acquisitions, including 8th Avenue Food & Provisions, Inc. (“8th Avenue”) (and including, if the sale of 8th Avenue’s pasta business is not completed, such pasta business) and the pet food assets and operations acquired in April 2023 and December 2023, or other strategic transactions;
•the loss of, a significant reduction of purchases by or the bankruptcy of a major customer;
•differences in our actual operating results from any of our guidance regarding our future performance;
•impairment in the carrying value of goodwill, other intangibles or long-lived assets or changes in critical accounting estimates;
•risks associated with our international businesses;
•business disruption or other losses resulting from changes in governmental administrations or regulatory priorities, political instability, terrorism, war or armed hostilities or geopolitical tensions;
•risks related to the intended tax treatment of our divestitures of our interest in BellRing Brands, Inc. (“BellRing”);
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
•conflicting interests or the appearance of conflicting interests resulting from any of our directors or officers also serving as directors or officers of other companies; and
•other risks and uncertainties included under “Risk Factors” in Item 1A of this report.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, including business and operating risks, industry risks, strategic risks, financial risks, legal, regulatory and sustainability risks and certain general risks, which could have a material adverse impact on our businesses, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:
•Increased costs for our inputs, including ingredients, packaging, energy or other supplies, or freight, or limited availability of such inputs or freight, could negatively impact our businesses, financial condition, results of operations and cash flows.
•Agricultural diseases or pests could harm our businesses, financial condition, results of operations and cash flows.
•Disruption of our supply chain could have an adverse impact on our businesses, financial condition, results of operations and cash flows.
•Adverse macroeconomic conditions, geopolitical events or tensions, war or armed hostilities, changes in governmental administrations or regulatory priorities or other events resulting in economic or financial market volatility or uncertainty or business disruption could harm our businesses, financial condition, results of operations and cash flows.
•Our Post Consumer Brands and Weetabix segments operate in the mature ready-to-eat cereal category, and the continued weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
•We operate in categories with strong competition.
•We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
•We may not be able to operate successfully if we are unable to recruit, hire, retain and develop a qualified workforce or if we lose the services of key employees.
•We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our businesses.
•Despite our current level of indebtedness, we may be able to incur substantially more debt, which could further exacerbate the risks related to our debt and leverage.
•The agreements governing our debt, including the indentures governing our senior notes, contain, or may in future financings contain, various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have material adverse impacts on us.
•Unsuccessful implementation of business strategies to improve operating efficiency or reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our businesses, strategic plans, financial condition, results of operations and cash flows.
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
•United States and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of customers, third parties in our supply chain or financial institutions.
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

•We may experience difficulties in integrating acquired businesses or encounter other challenges as a result of these transactions, or acquisitions may not perform as expected. In addition, any equity investments we hold or make in the future may subject us to additional risks.
•The loss of, a significant reduction of purchases by or the bankruptcy of any of our major customers, or changes in the competitive or operating landscape facing our customers, may adversely affect our businesses, financial condition, results of operations and cash flows.
•Actual operating results may differ significantly from our guidance and forward-looking statements.
•Impairment in the carrying value of intangible assets or long-lived assets, or a change in their estimated useful lives, could negatively impact our financial condition and results of operations. If our goodwill, other intangible assets or long-lived assets become impaired, we will be required to record impairment charges, which may be significant.
•Increases in labor-related costs, including the costs of medical and other employee health and welfare benefits, may reduce our profitability.
•Labor strikes or work stoppages by our employees or employees of third parties in our supply chain could harm our businesses.
•Our international operations subject us to additional risks.
•If the transactions we undertook relating to divestitures of our interest in BellRing do not qualify for their intended tax treatment, we may incur significant tax liabilities.
•Our owned and licensed intellectual property is valuable, and any inability to protect such property or loss thereof could reduce the value of our products and brands.
•Public health crises may adversely impact our financial and operational performance.
•Our Company has, or may in the future have, overlapping directors and management with BellRing and other companies in industries related to ours, which may lead to conflicting interests or the appearance of conflicting interests.
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
We operate in four reportable segments:
•Post Consumer Brands: Includes branded and private label ready-to-eat (“RTE”) cereals and granola from the businesses of Post Foods, LLC, MOM Brands Company, LLC, which Post acquired in May 2015, Weetabix North America, which Post acquired as part of its acquisition of Weetabix Limited in July 2017 referred to below, certain private label RTE cereal operations, which Post acquired in June 2021, and 8th Avenue Food & Provisions, Inc. (“8th Avenue”), the transactions related to which are discussed below under “Recent Strategic Transactions,” peanut butter under the Peter Pan brand, which Post acquired in January 2021, private label peanut butter and other nut butters, pasta and dried fruit and nut products from 8th Avenue and branded and private label pet food, the brands and operations of which Post acquired in April 2023 and December 2023 (collectively, the “Pet Acquisitions”);
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
•Foodservice: Includes primarily egg and potato products in the foodservice and food ingredient channels from the businesses of MFI Holding Corporation (“Michael Foods”), which Post acquired in June 2014, National Pasteurized Eggs, Inc. (“NPE”), which Post acquired in October 2016, Bob Evans Farms, Inc. (“Bob Evans”), which Post acquired in January 2018, Henningsen Foods, Inc., which Post acquired in July 2020, Almark Foods (“Almark”), which Post acquired in February 2021, and Potato Products of Idaho, L.L.C. (“PPI”), which Post acquired in March 2025; and
•Refrigerated Retail: Provides refrigerated retail products, inclusive of side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated food products, from the businesses of Bob Evans, Michael Foods, including the business of Crystal Farms Dairy Company, which Post acquired as a part of its acquisition of Michael Foods in June 2014, NPE, Almark and PPI, as well as the Egg Beaters brand, which Post acquired in May 2021.
For additional information regarding our reportable segments, refer to Note 21 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Recent Strategic Transactions
8th Avenue
In October 2018, 8th Avenue was separately capitalized by Post and third parties through a series of transactions (the “8th Avenue Formation Transactions”), and 8th Avenue became the holding company for Post’s private brand food products business. After completion of the 8th Avenue Formation Transactions, Post retained 60.5% of the common equity in 8th Avenue, which, from October 1, 2018 to June 30, 2025, was accounted for using the equity method. On July 1, 2025, Post acquired all of the preferred stock and the remaining common equity interest that Post did not already own in 8th Avenue. Following the acquisition, the financial results for 8th Avenue are reported in the Post Consumer Brands segment. At the time of the acquisition, 8th Avenue primarily manufactured and distributed branded and private label dry pasta and private label peanut butter and other nut butters, including as a co-manufacturer of our Peter Pan peanut butter brand for the Post Consumer Brands segment, granola and dried fruit and nut products. For additional information regarding 8th Avenue, refer to Notes 4 and 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
In August 2025, Post announced that it had entered into a definitive agreement to sell the pasta business of 8th Avenue (the “Pasta Business”) to a third party. Subject to customary closing conditions, Post expects the transaction to close in Post’s first quarter of fiscal 2026. Refer to Note 7 within “Notes to Consolidated Financial Statements” in Item 8 of this report for additional information regarding this transaction.

Our Business Model
We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Since our formation, we have expanded and established new platforms through numerous acquisitions. Our acquisition strategy has focused on businesses with product offerings that can strengthen our current portfolio, enable us to expand into complementary categories, geographic regions or distribution channels or provide diversification of cash flows in similar channels. In addition to acquisitions, we also have pursued and completed other types of strategic transactions. For example, (i) in fiscal 2019, we, with third parties, separately capitalized 8th Avenue, and as discussed above, we acquired the equity interests in 8th Avenue that we did not own in fiscal 2025 and have entered into a definitive agreement to sell the Pasta Business to a third party, which we expect to be completed in the first quarter of fiscal 2026; (ii) we divested our interest in our historical active nutrition business through a series of transactions, including the initial public offering of a minority interest in the holding company for our historical active nutrition business in fiscal 2020, the distribution to Post’s shareholders of approximately 80% of our remaining interest in BellRing Brands, Inc. (formerly known as BellRing Distribution, LLC) (“BellRing,” and such distribution, the “BellRing Distribution”) in fiscal 2022 and the divestitures of our remaining interest in BellRing in fiscal 2022 and fiscal 2023; (iii) we facilitated the initial public offering of Post Holdings Partnering Corporation (“PHPC”), a special purpose acquisition company, which was subsequently dissolved in fiscal 2023; and (iv) we completed other divestitures from time to time.
Our Businesses
Post Consumer Brands
Our Post Consumer Brands segment manufactures, markets and sells a portfolio of branded and private label human and pet food products, primarily in the RTE cereal, granola, hot cereal, nut butters and dog and cat food categories predominantly in North America. In addition to private label RTE cereal, pet food and nut butters, Post Consumer Brands’s core brands include the RTE cereal brands of Honey Bunches of Oats, Pebbles and Malt-O-Meal, the Nutrish, 9Lives and Kibbles ’n Bits pet food brands and the Peter Pan peanut butter brand. Post Consumer Brands’s products are primarily manufactured through a flexible production platform at fifteen owned and six leased facilities in the United States (the “U.S.”) and Canada. In addition, Post Consumer Brands manufactures branded and private label pasta through three leased facilities in the U.S., which, after the expected sale of the Pasta Business, will be owned by a third party.
Weetabix
Our Weetabix segment primarily markets and distributes branded and private label RTE cereal products. Weetabix is a leading manufacturer in the U.K. breakfast cereals category, and its core brands are Weetabix and Alpen. Weetabix also markets and distributes hot cereals, protein-based shakes and nutritional snacks. Weetabix’s products are primarily manufactured at four owned manufacturing facilities in the U.K. Some of its RTE cereals and muesli also are manufactured in Africa through two joint ventures, each of which has a manufacturing facility. Weetabix’s main markets are the U.K. and the European Union (“E.U.”). Weetabix distributes products to multiple countries throughout the world mainly through a network of third-party distributors in the respective markets. Weetabix’s protein-based shakes and nutritional snacks are co-manufactured in the E.U. and distributed in the U.K. through a variety of retail channels.
Foodservice
Through our Foodservice segment, we primarily produce and distribute egg and potato products in the foodservice and food ingredient channels. We provide a broad portfolio of egg products, including under several brands, with the primary brand being Papetti’s, and potato products. Our Foodservice segment also manufactures certain meat products. Our operations include thirteen egg products production facilities in the U.S., some of which are fully integrated from the maintenance of laying flocks through the processing of egg products, three potato processing facilities and two meat products processing and production facilities. Several of these production facilities also produce products for our Refrigerated Retail segment. In addition, our Foodservice segment has a facility that manufactures protein-based shakes as a third-party manufacturer for BellRing.
Refrigerated Retail
Through our Refrigerated Retail segment, we produce and distribute side dishes, eggs and egg products, sausage, cheese and other dairy and refrigerated food products to retail customers. Our refrigerated side dish, potato and sausage products are sold primarily under the Bob Evans, Bob Evans Farms and Simply Potatoes brands. We sell private label egg products as well as branded egg products primarily under the Bob Evans Egg Whites and Egg Beaters brands. Our cheese and other dairy case products are sold principally under the Crystal Farms brand. Our products are manufactured across eleven facilities, three of which are egg products processing facilities and two of which are potato processing facilities previously referenced under the Foodservice segment discussion. In addition, our Egg Beaters products are manufactured under a co-manufacturing agreement at a third-party facility, and we also use third-party manufacturers for many of our cheese and other dairy case products and certain of our sausage products.

Products
Cereal and granola sold by our Post Consumer Brands and Weetabix segments together accounted for 32.4% of our consolidated net sales for fiscal 2025. Eggs and egg products sold by our Foodservice and Refrigerated Retail segments together accounted for 29.6% of our consolidated net sales for fiscal 2025. Pet food sold by our Post Consumer Brands segment accounted for 19.2% of our consolidated net sales for fiscal 2025. For additional information regarding our net sales by product, refer to Note 21 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Sales, Marketing and Distribution
Each of our businesses has developed marketing strategies specific to its product lines. For certain of our products, we have consumer-targeted marketing campaigns, which generally include television, radio, digital and print advertisements, coupon offers, rebate programs, co-marketing arrangements with complementary consumer product and entertainment companies, joint advertising with select retail customers and sponsorship and endorsement relationships. We also generally use print and digital advertising and social media, as well as more targeted grass roots programs such as sampling events, in order to increase brand awareness and loyalty at both national and local levels. In addition, our internet and social media efforts are used to educate consumers about the nutritional value and flavor profiles of our products and for product promotion and consumer entertainment.
Our Post Consumer Brands segment sells products primarily through an internal sales staff and broker organizations. Our Weetabix segment services its key U.K. markets through a centralized commercial team which manages relationships with customers at the corporate level while a third-party sales force operates at the store level. Weetabix also has an in-country sales team in Spain and utilizes third-party distributors throughout Europe. Our Foodservice and Refrigerated Retail segments sell and market their products primarily through dedicated teams of internal sales staff and broker organizations.
Generally, our products are distributed through a network of third-party common carriers. In addition, the majority of our Refrigerated Retail products and certain of our Foodservice products are distributed using their internal fleets.
Research and Development
Our research and development efforts span our business segments. These capabilities extend to ingredients, flavor profiles, packaging technologies, product sizes and delivery formats; new product and process development, as well as analytical support; bench-top and pilot plant capabilities; and research support to operations.
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
Raw Materials, Energy and Other Supplies
Raw materials used in our businesses (purchased from local, regional and international suppliers) include ingredients and packaging materials. The principal ingredients for our Post Consumer Brands and Weetabix segments are wheat, oats, rice, corn, other grain products, vegetable oils, dairy-based proteins, sugar and other sweeteners, fruit, peanuts and other nuts. In addition, our Post Consumer Brands segment uses animal proteins and fats, vegetable-based proteins and various vegetables in its pet food products. The principal ingredients for our Foodservice and Refrigerated Retail segments are eggs, pork, pasta, potatoes, bakery products, cheese, milk and butter. A portion of our egg needs comes from Company-owned layer hens, and the balance is purchased under third-party contracts and in the spot market. We also buy significant amounts of grain to feed layer hens. In addition, we procure live sows at prevailing market prices, and under fixed price contracts, from terminals, local auctions, country markets and corporate and family farms in various U.S. locations. Each of our segments utilizes raw material sources that, as applicable, ensure that its products meet standards, certifications and customer requirements, for example, non-GMO, organic, gluten-free and/or cage-free. The principal packaging materials used by our businesses are folding cartons, corrugated containers, flexible film, rigid plastic trays and containers, foam trays, beverage packaging, plastic lined carton board, large format printed bags and steel cans and lids. Our manufacturing processes require other supplies, including water.
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
Supply availability and prices paid for raw materials, energy and other supplies can fluctuate widely due to external factors, including, as applicable, inflation, new or increased tariffs or other trade restrictions, diseases affecting livestock (including highly pathogenic avian influenza (“HPAI”) and swine outbreaks), new or changing regulatory or market-driven requirements (including requirements that products exclude certain inputs), labor shortages, strikes or other labor unrest or other workforce disruptions, increased fuel costs, concentration of agriculture commodity suppliers through cooperatives or other consolidations, limited freight carrier availability, information systems disruptions or failures (including due to cybersecurity incidents), animal feed costs, agricultural yield, increased demand, public health crises, war or armed hostilities, geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, any acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and precipitation patterns) weather events, fire, water stress or usage regulation, governmental programs, incentives or controls, insects or pests, plant diseases, foreign currency exchange rates and milk price supports established by the U.S. Department of Agriculture (the “USDA”). From time to time, higher prices for natural gas, electricity and fuel also increase our delivery costs. In addition, the prices of inputs from time to time increase as we pursue more sustainable, specially sourced or certified raw materials or alternative energy sources.
We continuously monitor worldwide supply and cost trends for our raw materials, energy and other supply needs to enable us to take appropriate action to obtain the necessary inputs for our operations. During fiscal 2025, cost pressures on certain inputs eased, while other inputs continued to face heightened cost pressures, and we expect this trend to continue into fiscal 2026. We anticipate that announced tariffs, and any potential future modifications or incremental tariffs, could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. In addition, from time to time, we experience diminished supply or shortages of certain of our inputs, which have resulted, and may in the future result, in higher costs of our inputs or have impacted, and may in the future impact, our ability to produce our products.
Trademarks and Intellectual Property
We own or have long-term licenses to use a number of trademarks that are critical to the success of our businesses. Our Post Consumer Brands business’s trademarks include Post, Post Consumer Brands, Perfection Pet Foods, Honey Bunches of Oats, Great Grains, Post Bran Flakes, Post Shredded Wheat, Spoon Size Shredded Wheat, Golden Crisp, Alpha-Bits, Ohs!, Shreddies, Post Raisin Bran, Grape-Nuts, Honeycomb, Frosted Mini Spooners, Golden Puffs, Cinnamon Toasters, Fruity Dyno-Bites, Cocoa Dyno-Bites, Berry Colossal Crunch, Malt-O-Meal, Farina, Dyno-Bites, Mom’s Best, Better Oats, CoCo Wheats, Peter Pan, Nutrish, Nature’s Recipe, 9Lives, Kibbles ’n Bits, Gravy Train, Weetabix, Barbara’s, Puffins, Attune, Attune Foods, Golden Boy, Dakota Growers Pasta Co., American Blanching Company, Dreamfields, Nature’s Edge, Willamette Valley, Nut’n Better, Sweet Home Farm and Ronzoni, each of which we own, as well as several trademarks that we license from third parties for use in the U.S., Canada and several other international markets, such as Pebbles, Oreo O’s, Rachael Ray and Premier Protein. The trademarks for our Weetabix business include Weetabix, Alpen, Weetos, Ready Brek, Weetabix On The Go, Oatibix and UFIT, each of which we own, as well as Oreo O’s, which our Weetabix business licensed from a third party for use in the U.K., the E.U. and other international markets. The trademarks for our Foodservice business include Michael Foods, Papetti’s, Abbotsford Farms, Simply Potatoes, Henningsen Foods, Almark Foods and Easy Eggs, each of which we own. The trademarks for our Refrigerated Retail business include Better’n Eggs, Crystal Farms, Simply Potatoes, Westfield Farms, David’s Deli, Owens, Egg Beaters and Wanderlish, each of which we own, and Bob Evans (which is used in brands such as Bob Evans Egg Whites), Bob Evans Farms and Pineland Farms, which we license from third parties for worldwide use. Our owned trademarks are generally protected through registration in the U.S., the U.K. or the E.U. in most cases, as well as in many other countries where the related products are sold.
Depending on the jurisdiction, our trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic. Registrations of our trademarks also can generally be renewed indefinitely for as long as the trademarks are in use. In addition, we market certain of our products in the U.S., Canada, the U.K., the E.U. and several other locations pursuant to intellectual property license agreements. As a general matter, our trademark and other intellectual property licenses with third parties have varying terms and must be periodically renegotiated or renewed pursuant to their terms.
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
Our largest customer, Walmart, accounted for 17.4% of our consolidated net sales in fiscal 2025. No other customer accounted for more than 10% of our fiscal 2025 consolidated net sales, but each of our segments depends on sales to large customers. For example, the largest customer of our Post Consumer Brands segment, Walmart, accounted for 29.9% of Post Consumer Brands’s net sales in fiscal 2025. The largest customers of our Weetabix segment, Tesco and Asda, accounted for 33.0% of Weetabix’s net sales in fiscal 2025. The largest customers of our Foodservice segment, Sysco and US Foods, accounted for 42.0% of the segment’s net sales in fiscal 2025. Additionally, the largest customers of our Refrigerated Retail segment, Walmart and Kroger, accounted for 34.9% of the segment’s net sales in fiscal 2025. For purposes of this disclosure, “Walmart” refers to Walmart Inc. and its affiliates, which include Sam’s Club.
Competition
The human and pet food categories in which we operate are highly competitive. Competition is based on, among other things, price, brand appeal, recognition and loyalty, taste, product quality and safety, nutritional profile, ingredients, effective promotional activities, product-related certifications, sourcing practices, product availability, variety, innovation, distribution, shelf space and product visibility, packaging, convenience and the ability to identify and satisfy dynamic, emerging consumer preferences. Our principal competitors in these categories may have substantial financial, marketing and other resources. In addition, in many of our product categories, we compete not only with widely advertised branded products, but also with private label and store brand products. Our principal strategies for competing in each of our segments include effective customer relationship management, category insights, superior product quality and food safety, product availability, product innovation, an efficient supply chain and competitive pricing. The categories in which we operate are expected to remain highly competitive for the foreseeable future. In addition, in recent years, the RTE cereal category, in which our Post Consumer Brands and Weetabix businesses compete, has experienced weakness, and we expect this trend to continue. For additional information regarding the risks related to competition and demand for our products, refer to “Risk Factors” in Item 1A of this report.
Governmental Regulation and Environmental Matters
We are subject to various laws, rules and regulations administered by federal, state, local and foreign governmental entities and agencies. As a producer and distributor of goods for human and animal consumption, our operations must comply with, among others, stringent production, processing, packaging, ingredient, quality, safety, transportation, storage, distribution, advertising, labeling and marketing standards administered by the applicable regulatory entities and agencies, including the Food and Drug Administration (the “FDA”), the USDA, the Federal Trade Commission and state and local agencies in the U.S., as well as similar regulatory entities and agencies in Canada, Mexico, the U.K., the E.U. and elsewhere.
Our facilities, like those of similar businesses, are subject to certain workplace health and safety laws and regulations, including regulations issued pursuant to the Occupational Safety and Health Act and various state laws and regulations in the U.S. and similar laws and regulations in Canada and the U.K. These laws and regulations require us to comply with certain safety standards to protect our employees and on-site contractors. Further, certain of our Foodservice and Refrigerated Retail operations are subject to laws and regulations that mandate specific housing requirements for layer hens and mandate specific space requirements for farm animal enclosures, including layer hens and sows, which requirements vary on a state to state basis.
We are subject to various laws, rules and regulations in the U.S. and other countries governing our employment practices, including those related to equal employment, paid leave, overtime compensation, worker documentation and human rights. We also are subject to laws, rules and regulations in the U.S. and other countries related to anti-corruption, antitrust and competition, customs and foreign trade, including laws regarding the import or export of our products or raw materials used in our products and tariffs, economic sanctions, information security and data privacy, including the U.K. General Data Protection Regulation (the “U.K. GDPR”), the E.U. General Data Protection Regulation (the “E.U. GDPR”), the California Consumer Privacy Act (as modified by the California Privacy Rights Act) and various other states’ comprehensive privacy laws, consumer protection laws, including the Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65) in California, supply chain due diligence requirements, including regarding human rights, and tax and securities regulations, accounting and reporting standards and other financial laws and regulations.
Our operations and products also are subject to various federal, state, local and foreign laws, rules and regulations concerning environmental matters, including greenhouse gas emissions, air quality, noise, wastewater pretreatment and discharge, storm water, waste management, water consumption, product stewardship, packaging composition and other regulations intended to protect public health and the environment.
We continue to monitor developments in laws, rules and regulations. With the rapidly evolving nature of laws, rules and regulations and interpretations thereof, as well as geopolitical conditions, the impact of such laws, rules or regulations cannot be predicted with certainty, and there can be no assurance that laws, rules and regulations will not materially impact us. Refer to “Violations of laws or regulations, as well as new laws or regulations or changes to existing laws or regulations or to interpretations thereof, could adversely affect our businesses” within “Risk Factors” in Item 1A of this report for additional information.
Human Capital
Post and its consolidated subsidiaries have 13,180 employees as of November 1, 2025, of which 11,390 are in the U.S., 1,210 are in the U.K., 450 are in Canada and 130 are located in other jurisdictions. As of November 1, 2025, 16% of such employees are unionized. We have entered into several collective bargaining agreements on terms that we believe are typical for the industries in which we operate. Most of the unionized workers at our facilities are represented under contracts which expire at various times throughout the next several years. In general, as these agreements expire, we believe that the agreements can be renegotiated on satisfactory terms. Any new collective bargaining agreements could result in changes to our cost structure at the relevant facilities. We believe that overall we have good relationships with our employees and their representative organizations.
Our people are critical to our success and our ability to achieve our strategic objectives. While each of our businesses generally operates autonomously to implement its talent acquisition and management strategies with respect to its employees, our organization aligns to provide a safe, rewarding and respectful workplace where employees have opportunities to pursue development and career paths based on their skills, performance and potential.
Company Ethics
Our Code of Conduct reflects our commitment to our stakeholders, including our employees, to conduct our businesses ethically, responsibly and in accordance with applicable laws and regulations. We conduct an annual Code of Conduct training and awareness campaign. To encourage open and honest communication throughout our organization, our employees have access to a confidential employee speak up line, which is operated by a third-party provider, publicized to employees and other third parties, and available twenty-four hours a day, seven days a week in multiple languages and allows for anonymous reports. Our senior leadership team and our Board of Directors receive periodic updates of matters reported to the speak up line.
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
Talent Acquisition, Development, Engagement and Retention
Acquiring, developing, engaging and retaining a talented workforce with a wide range of backgrounds, skills and abilities is key to achieving our business goals.
We continue to enhance our talent acquisition strategy across the enterprise through increased partnerships with colleges and universities, through community outreach initiatives, by providing training and resources to our recruiters and people leaders on interviewing skills, through job description development and by enhancing our use of our technology platforms and data insights.

We believe encouraging internal mobility is a key strategy to reducing attrition by retaining critical talent across our organization, as well as building succession plans with such employees’ future roles in mind. We continue to implement initiatives to encourage and remove barriers to internal mobility opportunities. Our businesses conduct engagement surveys annually and use the results from those surveys to understand strengths and areas of opportunity. To further increase our talent pool, we also provide robust intern programs designed to provide practical experience and assist with development of skills for future success.
Another key factor in our human capital management strategy is providing development opportunities and resources for our employees. We offer a variety of training and development programs for employees. We encourage building individual development plans and offer a large array of training resources both in person and through e-learning to allow employees to focus on timely and topical development areas, including leadership, operational efficiency and functional skill building. We also provide robust compliance training.
Many of our employees participate in company-organized volunteer events which foster a sense of community and giving. Through our All In @Post philosophy, we are committed to building and maintaining inclusive workplaces throughout our organization, which provide employees with the foundation and opportunities to succeed based on their own merit. We offer inclusion training opportunities to foster an environment of belonging. In addition, our businesses continue to foster employee resource groups, which are open to all of the respective business’s employees.
We continue to review, evaluate and implement solutions and resources that address the overall well-being of our employees. Our Total Rewards programs, plans and policies are designed to be comprehensive and competitive, support our business goals, be cost effective and promote shared fiscal responsibility. To support the health and financial needs of our employees, we offer competitive fixed and/or variable pay and a suite of benefit plans and programs to eligible employees, including medical, prescription drug, dental, vision, life insurance, disability coverage, paid time off, employee assistance and defined benefit and defined contribution retirement plans and programs.
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
Information about our Executive Officers
The section below provides information regarding our executive officers as of November 20, 2025:
Robert V. Vitale, age 59, has served as our President and Chief Executive Officer since November 2014, and as a member of our Board of Directors since November 2014 (and, as previously announced, will also become Chairman of our Board of Directors in December 2025). Previously, Mr. Vitale served as our Chief Financial Officer from October 2011 until November 2014. Mr. Vitale served as president and chief executive officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale served as the executive chairman of BellRing, a publicly-traded former subsidiary of ours that manufactures products in the global convenient nutrition category, from September 2019 until November 2024 and as chairman of the board of directors of BellRing since November 2024. From October 2018 until July 2025, Mr. Vitale was also a member of the board of directors of 8th Avenue, a private brand-centric, consumer products holding company which we separately capitalized with third parties in 2018 and fully acquired in July 2025. Mr. Vitale also served as the president and chief investment officer of PHPC, our former publicly-traded affiliate that was a special purpose acquisition company, from January 2021 until June 2023. Mr. Vitale also serves on the board of directors of Energizer Holdings, Inc., a publicly-traded manufacturer, marketer and distributor of primary batteries, portable lights and auto care appearance, performance, refrigerant and fragrance products.

Matthew J. Mainer, age 54, has served as an Executive Vice President since November 2024 and as our Chief Financial Officer and Treasurer since December 2022. He previously served as our Senior Vice President, Chief Financial Officer and Treasurer from December 2022 until November 2024, as our Senior Vice President and Treasurer from December 2018 to December 2022 and as our Vice President and Treasurer from January 2015 until November 2018. Prior to joining Post, Mr. Mainer served as assistant treasurer at Mallinckrodt plc which, at the time, was a global business that developed, manufactured, marketed and distributed specialty pharmaceutical products and therapies, from January 2013 to December 2014 and as vice president and treasurer of ESCO Technologies Inc., a publicly-traded global provider of highly engineered products and solutions serving diverse end-markets, from November 2002 to December 2012.
Nicolas Catoggio, age 51, has served as President and Chief Executive Officer, Post Consumer Brands since September 2021, and as previously announced, Mr. Catoggio also will serve as our Executive Vice President and Chief Operating Officer beginning in January 2026. Mr. Catoggio has over twenty years of experience in the consumer goods industry. From 2007 to September 2021, he served in various roles at Boston Consulting Group (“BCG”), a privately owned global management consulting firm, advising clients in the consumer goods industry, most recently as managing director and senior partner from June 2021 to September 2021, and previously as managing director and partner from 2007 to May 2021. Before joining BCG, Mr. Catoggio served in various roles for eight years at Unilever PLC, a publicly-traded global consumer goods company, mainly in new business development, corporate strategy and finance.
Diedre J. Gray, age 47, has served as an Executive Vice President since November 2017 and as our General Counsel and Chief Administrative Officer since November 2014. She has served as our Corporate Secretary since January 2012. Ms. Gray previously served as our Senior Vice President, General Counsel and Chief Administrative Officer from November 2014 until November 2017. Ms. Gray served as our Senior Vice President-Legal starting in December 2011 and was promoted to Senior Vice President, General Counsel in September 2012. Prior to joining Post, Ms. Gray served as associate general counsel and assistant secretary at MEMC Electronic Materials, Inc. (now SunEdison, Inc.), which, at the time, was a semiconductor and solar wafer manufacturing company, from 2010 to 2011. Previously, Ms. Gray was an attorney at Bryan Cave LLP (now Bryan Cave Leighton Paisner LLP) from 2003 to 2010.
Mark W. Westphal, age 60, has served as President, Foodservice (formerly known as Michael Foods) since January 2018. Until January 2018, Mr. Westphal served as Chief Financial Officer of Michael Foods for nearly ten years. Prior to joining Michael Foods in 1995, Mr. Westphal worked for Grant Thornton LLP, an audit and assurance, tax and advisory services firm.
Jeff A. Zadoks, age 60, has served as an Executive Vice President since November 2017 and as our Chief Operating Officer since December 2022. As previously announced, Mr. Zadoks plans to retire from his current roles effective January 2026. Mr. Zadoks also served as our Interim President and Chief Executive Officer from November 2023 to January 2024, in connection with a medical leave of absence of Mr. Vitale. Mr. Zadoks previously served as our Executive Vice President and Chief Financial Officer from November 2017 until December 2022, and our Senior Vice President and Chief Financial Officer from November 2014 until November 2017. Mr. Zadoks served as our Senior Vice President and Chief Accounting Officer from January 2014 until November 2014, and as our Corporate Controller from October 2011 until November 2014. Mr. Zadoks also served as the chairman of the board of directors of PHPC, our former publicly-traded affiliate that was a special purpose acquisition company, from January 2021 until June 2023. Prior to joining Post, Mr. Zadoks served as senior vice president and chief accounting officer at RehabCare Group, Inc. (“RehabCare Group”), which, at the time, was a provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as vice president and corporate controller of RehabCare Group from December 2003 until January 2010.

ITEM 1A.    RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have material adverse impacts on our businesses, financial condition, results of operations and cash flows. Although the risks below are organized by heading, and each risk is described separately, many of the risks are interrelated. While we believe we have identified and discussed below the material risks to us, additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.
Business and Operating Risks
Increased costs for our inputs, including ingredients, packaging, energy or other supplies, or freight, or limited availability of such inputs or freight, could negatively impact our businesses, financial condition, results of operations and cash flows.
Our businesses purchase and use many different inputs to manufacture our products, including ingredients, packaging materials, energy and other supplies. For a discussion of the raw materials, energy and other supplies used in our businesses, refer to “Raw Materials, Energy and Other Supplies” within “Business” in Item 1 of this report. In addition, we incur expenses in connection with the transportation and delivery of our products. The supply and price of our inputs, as well as freight, are subject to market conditions and are impacted by many factors beyond our control, including, as applicable, inflation, new or increased tariffs (including the tariffs imposed by the U.S. on imports and exports in 2025 and any retaliatory tariffs by other countries in response thereto) or other trade restrictions, diseases affecting livestock (including HPAI outbreaks that occur periodically and swine outbreaks that occur occasionally), new or changing regulatory or market-driven requirements (including requirements that products exclude certain inputs), labor shortages, strikes or other labor unrest or other workforce disruptions, increased fuel costs, concentration of agriculture commodity suppliers through cooperatives or other consolidations, limited freight carrier availability, information systems disruptions or failures (including due to cybersecurity incidents), animal feed costs, agricultural yield, increased demand, public health crises, war or armed hostilities (such as the ongoing conflicts in Ukraine and the Middle East), geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, any acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and precipitation patterns) weather events, fire, water stress or usage regulation, governmental programs, incentives or controls, insects or pests, plant diseases, foreign currency exchange rates and milk price supports established by the USDA. In addition, the prices of inputs and freight from time to time increase as we pursue more sustainable, specially sourced or certified raw materials or alternative energy sources.
During recent years, we have experienced increased input and freight costs, including as a result of inflation, tariffs, labor shortages and heightened interest rates. During fiscal 2025, cost pressures on certain inputs eased, while other inputs continued to face heightened cost pressures, and we expect this trend to continue into fiscal 2026. We anticipate that announced tariffs, and any potential future modifications or incremental tariffs, could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. Similarly, from time to time, we experience limited supply or shortages of certain of our inputs or freight availability, which has resulted, and may in the future result, in us paying increased amounts for such inputs or freight or has impacted, and may in the future impact, our ability to produce or deliver our products. Also, in response to changing regulatory or market-driven requirements, we may need to source new inputs from third-party suppliers, which may be limited in availability or result in increased costs.
Although we try to manage the impact of increases in certain of these costs by using hedges to lock in prices on quantities required to meet our anticipated production requirements, when we fail, or are unable, to hedge and prices subsequently increase, or when we institute a hedge and prices subsequently decrease, our costs are from time to time greater than anticipated or greater than our competitors’ costs, and our businesses, financial condition, results of operations and cash flows are from time to time adversely affected. In addition, from time to time, we take measures to mitigate the impact of adverse conditions, including increased costs for ingredients, packaging materials, energy, other supplies and freight and employee-related costs, through pricing measures (such as increasing the prices of our products or decreasing the size of our products). However, the prices charged for our products may not reflect changes in our costs or the impact of such conditions at the time they occur or at all. When these measures are ineffective or are not implemented in a timely manner, changes in costs or the impact of other adverse conditions from time to time limit our ability to maintain existing margins and otherwise materially adversely impact our businesses, financial condition, results of operations and cash flows. Further, from time to time, we are not able to raise our prices sufficiently in response to cost increases or other adverse conditions (including when inflation or cost increases outpace our price elasticities or as a result of competitive pressures) or such price increases result in decreased sales volume or consumption or shifts to competitors’ products or private label or value brands. Also, we could be the subject of regulatory investigations or actions as a result of price increases.
Agricultural diseases or pests could harm our businesses, financial condition, results of operations and cash flows.
Many of our business activities are subject to a variety of agricultural risks, including agricultural diseases and pests, which can adversely affect the quality and availability of the raw materials we use and the products we produce and distribute (or have produced or distributed by third parties), as well as increase the volatility in our raw materials costs. Any actual or potential contamination of our products could result in product recalls, market withdrawals, product detentions, safety alerts, cessation of manufacturing or distribution or, if we fail to comply with applicable FDA, USDA or other U.S. or international regulatory authority requirements, enforcement actions. We also could be subject to product liability claims, adverse publicity or reputational harm if any of our products are alleged to have caused illness or injury. Further, when the increased costs for raw materials result in increased prices for our products, our businesses could be impacted by reduced demand for our products or governmental investigations.
HPAI periodically affects the domestic poultry industry, leading to hen deaths. In fiscal 2015, an HPAI outbreak occurred in the Midwest of the U.S., affecting a substantial portion of our owned and third-party contracted flocks and materially impacting our financial results. In addition, in recent fiscal years, including fiscal 2025, we have been impacted by outbreaks of HPAI. Although we utilize biosecurity measures at our layer hen locations to protect against disease exposures and similar measures are used for our third-party contracted flocks, if our facilities, or if any of our third-party contracted flocks, are exposed to HPAI, such exposure could in the future affect a substantial portion of our production facilities in any year and have material adverse impacts on our businesses, financial condition, results of operations and cash flows. In addition, diseases affecting livestock occasionally impact sow supply, which could adversely affect our businesses, financial condition, results of operations and cash flows.
Disruption of our supply chain could have an adverse impact on our businesses, financial condition, results of operations and cash flows.
Our operations and the operations of the third parties on which we rely, including third-party suppliers, manufacturers, carriers, customs brokers, freight forwarders and distributors, from time to time experience damage or disruption due to a number of factors that impacts our ability to source inputs or manufacture, sell or timely deliver our products. Such factors include inflation, new or increased tariffs or other trade restrictions, repairs or enhancements at facilities (including delays in repairing, obtaining and installing equipment), delays in the addition of incremental capacity, execution issues, diseases affecting livestock (such as HPAI outbreaks that occur periodically), compliance (including our food safety or quality or social compliance standards) or regulatory issues, labor shortages, strikes or other labor unrest or workforce disruptions, volatility in product or input availability or cost, operational or financial instability of parties in our supply chain, vendor disputes, limited freight carrier availability, information systems disruptions or failures (including due to cybersecurity incidents), public health crises, government shutdowns, governmental restrictions or mandates, war or armed hostilities (such as the ongoing conflicts in Ukraine and the Middle East), geopolitical events or tensions, national or international disputes, terrorism or other acts of violence, border closures, any acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and precipitation patterns) weather events, prolonged power outages, fire or evacuations related thereto, water stress or usage regulation, insects or pests, plant diseases, explosions or other reasons. Some raw materials and supplies for the manufacturing of our products, including packaging materials, are available only from a limited number of suppliers, from a sole supplier or from a single location, and some of our products are manufactured by a limited number of third-party manufacturers, by a single third-party manufacturer or at a single location. In addition, there are limited supplies of some inputs, including natural food coloring alternatives, which, if all food manufacturers reformulate their products to exclude certain inputs, could result in supply shortages that impact our ability to manufacture our products and could result in increased costs. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events when they occur, particularly when we are relying on a single third-party supplier or manufacturer or a limited number thereof or when an input is sourced from, or a product is manufactured at, a single location or a limited number thereof, from time to time adversely affects our businesses, financial condition, results of operations and cash flows and requires additional resources to restore our supply chain. From time to time, we incur customer penalties as a result of our failure to deliver our products timely or in full. Also, certain of our relationships with third-party manufacturers, suppliers and customers require us to maintain or provide minimum volumes, and we have in the past incurred and could in the future incur significant penalties if we do not satisfy the quantities required under these commitments.
In addition, construction or other capital projects at our manufacturing facilities have in the past resulted and could in the future result in manufacturing delays or increased costs, and our businesses, financial condition, results of operations and cash flows have in the past been and could in the future be adversely impacted by the inability to complete such projects within anticipated time frames or within our cost estimates or if such projects do not result in the anticipated benefits. Further, short-term or sustained increases in consumer demand for our products could exceed our manufacturing capacity or otherwise strain our supply chain (such as occurred during the COVID-19 pandemic or due to egg shortages resulting from HPAI outbreaks), resulting in our inability to meet demand for our products and adverse impacts to us.
Adverse macroeconomic conditions, geopolitical events or tensions, war or armed hostilities, changes in governmental administrations or regulatory priorities or other events resulting in economic or financial market volatility or uncertainty or business disruption could harm our businesses, financial condition, results of operations and cash flows.
We have in the past been and continue to be adversely affected by changes in macroeconomic conditions and other conditions and events resulting in economic or financial market uncertainty or business disruption, which may from time to time include inflation, new or increased tariffs or other trade restrictions, reduced consumer confidence or spending rates, animal health crises (such as HPAI outbreaks), supply chain challenges, labor shortages, increased unemployment, heightened interest rates, decreased availability of capital, volatility in financial markets, slow economic growth, recessions, decreased energy availability and increased energy costs (including fuel surcharges), changes in governmental administrations or regulatory priorities, geopolitical events or tensions (including the tensions between the U.S. and China), war or armed hostilities (including the conflicts in Ukraine and the Middle East), terrorism or other acts of violence, government shutdowns, public health crises, foreign currency exchange rate volatility and changes in tax laws or rates, and the effects of governmental responses to manage such conditions or events.
The impacts of such conditions or events from time to time include:
•fluctuations in consumer demand, including consumers shifting purchases from branded to lower-priced private label or other value products, shifting purchases from traditional retail outlets to mass merchandisers and dollar stores or forgoing certain purchases altogether, which from time to time result in loss of our category share or sales volume or a shift in our product mix to lower margin offerings, or decreases in away-from-home demand, which during the COVID-19 pandemic materially impacted our Foodservice segment;
•customers managing their inventory levels or otherwise reducing their purchases of our products;
•disruptions in our supply chain;
•increased volatility in commodity or other input costs or availability, which could include substantial cost increases or input shortages as a result of product reformulations or packaging changes;
•increased uncollectible receivables or non-performance due to the financial instability of our customers, suppliers, distributors, third-party manufacturers or financial institutions or other counterparties;
•increases in labor-related costs;
•increases in the costs of equipment or other materials necessary for our planned capital projects;
•increased volatility in foreign currency exchange rates;
•increases in the cost or difficulty of obtaining debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us;
•decreases in the fair value of our fixed rate debt and increases in interest expense on our variable rate debt;
•physical harm to our, our customers or third-party manufacturers’, suppliers’ or vendors’ employees or properties; and
•cybersecurity incidents or other breaches of information systems.
These and other impacts of such conditions and events could also heighten many of the other risks disclosed herein. The results of these and other impacts from such conditions and events are from time to time material to our businesses, financial condition, results of operations and cash flows.
With regard to the conflict in Ukraine, although we do not have operations in Russia, Ukraine or Belarus and do not have significant direct exposure to customers in those countries, this conflict has in the past resulted in increased inflation, escalating energy and fuel prices and constrained availability, and thus increasing costs, of certain of our raw materials and other commodities, geopolitical and macroeconomic uncertainty and declarations of force majeure by certain suppliers, which adversely impacted us. While such impacts are no longer occurring or have been mitigated, such events are unpredictable and change rapidly, and we may face similar or additional challenges in the future, which may result in adverse impacts on our businesses, financial condition, results of operations and cash flows that may be material. Similarly, although we do not have manufacturing operations or significant direct exposure to customers in the Middle East, our businesses and operations could be negatively impacted by increased energy costs, supply chain disruptions or adverse impacts on customers.
We may not be able to operate successfully if we are unable to recruit, hire, retain and develop a qualified workforce or if we lose the services of key employees.
Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop a workforce with the appropriate skills to operate and expand our businesses. In addition, we depend upon the skills, working relationships and continued services of key employees, including members of our senior management team. In recent years, hiring and retaining employees with the necessary technical skills and upskilling our current workforce has been challenging. Additionally, the hiring environment has evolved to require our response to an increased demand for greater flexibility and control over work schedules and locations and greater expectations around investment in career paths, learning and development. Failure to hire and retain or otherwise develop a skilled workforce could have material adverse impacts on us. Further, from time to time, we face sudden and unforeseen challenges in the availability of labor, resulting in material adverse impacts on us. Activities relating to recruiting, hiring, integrating and training our workforce also require significant time and expense. Additionally, in recent years, we have been undergoing various network optimization projects, which have resulted or will result in workforce reductions of selected workers. If we fail to retain the necessary employees during and because of these projects, it could have material adverse impacts on our operations.
Further, we may lose the services of a member of our senior management team or another key employee, including due to a leave of absence for medical or other reasons. Our President and Chief Executive Officer took medical leave at the beginning of fiscal 2024, and our Executive Vice President and Chief Operating Officer served as our Interim President and Chief Executive Officer during such medical leave. While this leave ended and our officers resumed their regular roles in January 2024, any further transition, or any future loss of services of any key employee, including one or more members of our senior management team, could materially adversely impact our businesses, financial condition, results of operations and cash flows, significantly delay or prevent the achievement of our strategic objectives and operating goals and cause volatility in our stock price. In addition, our Executive Vice President and Chief Operating Officer announced his intention to retire in January 2026, and we announced a succession plan for his position. The effectiveness of our succession plan for this transition, or the failure to develop adequate succession plans in the future, could have material adverse impacts on us.
Unsuccessful implementation of business strategies to improve operating efficiency or reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our businesses, strategic plans, financial condition, results of operations and cash flows.
As many of our costs, such as raw materials, energy, other supplies and freight, are impacted by factors that are outside of our control, to offset any increases in such costs, we must seek to reduce costs in other areas, such as through projects to increase operating efficiency or eliminate redundant costs. In addition, we from time to time pursue such projects in response to reduced consumer demand or category declines. If we are not able to complete projects designed to reduce costs or increase operating efficiency, including network optimization projects, on time or within budget, if the implementation of these projects does not result in the anticipated cost savings, synergies or other benefits or results in unintended consequences, such as business disruptions, distraction of management and employees, adverse impacts on existing relationships with customers or suppliers or reduced productivity, or if costs continue to increase as a result of factors beyond our control or we are unable to address declines in consumer demand or category declines, our businesses, strategic plans, financial condition, results of operations and cash flows may be materially adversely impacted. Labor shortages, inflation and equipment and materials shortages have in the past adversely affected and may in the future adversely affect our ability to complete planned capital projects on time and within budget.
Our sales and profit growth are dependent upon our ability to expand existing market penetration, enter into new markets and enhance our product portfolio with innovative and profitable products.
Successful growth depends upon our ability to add new retail and foodservice customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio with new innovative and profitable products. The development and introduction of new products involves risks, including the investment associated with developing and marketing such new products, uncertainties regarding trade and consumer acceptance of such new products, the timeliness of such new product introductions and the potential for such new products to cause a decline in sales of our existing products. In addition, our growth depends upon our ability to obtain new customers while also expanding our business with existing customers. Our failure to successfully add new customers, enter into new markets, expand our business with existing customers or enhance our product portfolio could materially adversely impact our businesses, financial condition, results of operations and cash flows.
Damage to our reputation could adversely impact our businesses, financial condition, results of operations and cash flows.
Our reputation could be adversely affected by a number of factors, including adverse publicity or negative perceptions (whether or not valid) about us, our business practices, brands, products, ingredients, packaging materials, sponsorship or endorsement relationships, directors, employees or third-party suppliers, manufacturers, licensors or licensees (including those that license third-party trademarks that we license), others in our supply chain or the food and beverage or pet food industries generally, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, real or perceived health concerns regarding our products, real or perceived concerns regarding animal welfare, lawsuits filed against us or our third-party suppliers, manufacturers, licensors or licensees, our products becoming unavailable to consumers, consumer perceptions that we or our directors, employees or third-party suppliers, manufacturers, licensors or licensees have acted in an irresponsible or misleading manner, unethically or in violation of law (including with respect to human rights, child labor, materials sourcing, workplace conditions or employee health and safety), the manner and extent to which we address various environmental, social and governance matters or our failure or perceived failure to act in a manner consistent with evolving stakeholder expectations. Negative social or digital media posts or comments or negative information contained in shopping, health or product evaluation applications (whether or not valid) about us, our business practices, brands, products, ingredients, packaging materials, sponsorship or endorsement relationships, directors, employees or third-party suppliers, manufacturers, licensors or licensees, others in our supply chain or the food and beverage or pet food industries generally could damage our brands and reputation. Placement of our advertisements in digital media may also result in damage to our reputation if any such media experiences negative publicity. In addition, our brands may be associated with or appear alongside harmful content before these platforms or our own social media monitoring can detect the issue. The harm resulting from such incidents may be immediate, and we may not be afforded an opportunity for redress or correction. If we do not maintain favorable perceptions of our Company or brands or if we experience a loss of confidence in us or our products, our businesses, financial condition, results of operations and cash flows could be materially adversely impacted.
Technology failures or cybersecurity incidents could disrupt our operations and negatively impact our businesses.
Information technology is critically important to our operations. We rely on information technology networks and systems to process, transmit and store operating and financial information, to comply with regulatory, legal and tax requirements and to manage and support our business processes and activities, including our manufacturing operations. We also depend upon our information technology infrastructure for electronic communications among our locations, personnel, customers and third-party manufacturers and suppliers. With a number of employees working remotely in our workforce, our traditional network boundaries have been extended past our physical facilities, requiring that we protect our systems and data in environments that we do not control. In addition, third parties in our supply chain and other third-party providers, including our third-party suppliers, manufacturers, distributors and service providers (“Third Parties”), could be a source of security risk to us, or cause disruptions to our normal operations, in the event of a technology failure or breach of their products, components, networks, security systems or infrastructure. Further, our increasing reliance on cloud-based and Software-as-a-Service (SaaS) solutions heightens our dependency on certain of these Third Parties, which, while this may shift certain of our operational and security risks to such Third Parties, increases our risks related to our reliance on vendor controls and adds potential concentration risk and compliance challenges. Also, the rapid evolution and adoption of artificial intelligence (“AI”), including generative AI, may amplify certain existing technology-related risks such as cybersecurity threats, data privacy concerns and intellectual property challenges.
If we do not build and sustain the proper technology infrastructure or maintain or protect the related automated and manual control processes, or if one of our Third Parties fails to provide the products or services we require, we could be subject to, among other things, billing and collection errors, business disruptions or damage resulting from such events, particularly material security breaches and cybersecurity incidents. Further, from time to time, we modernize and upgrade our information systems, including enterprise resource planning systems, which if not properly designed or implemented or if such implementations do not operate properly, could adversely impact our operations, could subject us to heightened cybersecurity risks or could adversely impact the effectiveness of our internal controls over financial reporting or our ability to adequately assess those controls in a timely manner. Our and our Third Parties’ information technology systems may be vulnerable to a variety of invasions, interruptions or malfunctions due to events beyond our or their control, including natural disasters, user error, terrorist attacks, telecommunications failures, power outages, computer viruses, issues with or errors in systems’ maintenance or security, ransomware and malware, hardware and software failures, cybersecurity incidents, hackers and other causes. Such invasions, interruptions or malfunctions could negatively impact our businesses. If any of our or our Third Parties’ significant information technology systems suffers severe damage, disruption or shutdown, including by malicious or unintentional actions of contractors or employees or by cybersecurity attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, businesses, financial condition, results of operations and cash flows may be materially adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, competitive loss, litigation, violation of data privacy laws, reputational damage, theft of funds and other losses from such events, including any leaks of confidential or personal information or trade secrets resulting therefrom. While we have insurance programs in place related to these matters, the potential liabilities associated with such events, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, such insurance programs are costly, and the costs could increase substantially over time.
Cyber attacks and other cybersecurity incidents are occurring more frequently, are constantly evolving in nature, especially with the public availability of generative AI, are becoming more sophisticated and are being made by individuals and groups (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, fraud, identity theft, public embarrassment with the intent to cause financial or reputational harm, corporate or nation-state espionage, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Our and our Third Parties’ networks and systems are subject to constant attempts to identify and exploit potential vulnerabilities in our and their operating environments potentially resulting in cyber intrusions, hacks or ransom attacks with intent to disrupt our and their business operations and capture, destroy, manipulate or expose various types of information relating to corporate trade secrets, customer information, vendor information and other sensitive business information, including acquisition activity, non-public financial results, employee, customer or consumer personal information and intellectual property (“General Cyber Events”). Although we have not detected a material cybersecurity breach to date, nor have we had a material impact resulting from a breach of one of our Third Parties, we have had and continue to experience General Cyber Events or other events of this nature and expect them to continue.
We implement and maintain systems and processes aimed at detecting and preventing information security and cybersecurity incidents, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of information security and cybersecurity incidents and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the use of generative AI and personal mobile and computing devices that are outside of our network and control environments. An information security or cybersecurity incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. For more information regarding our cybersecurity activities, refer to Item 1C of this report.
Labor strikes or work stoppages by our employees or employees of third parties in our supply chain could harm our businesses.
Some of our employees and employees of third parties that are involved in the manufacturing, production or distribution of our products or raw materials needed to manufacture our products are covered by collective bargaining agreements. A dispute with a union or employees represented by a union from time to time results in production interruptions caused by strikes or work stoppages. When a strike or work stoppage occurs, our businesses, financial condition, results of operations and cash flows are from time to time adversely affected. In addition, we and other third parties in our supply chain periodically renegotiate the collective bargaining agreements in place at our and their respective facilities as such agreements expire. If, as such agreements expire, we or such third parties are unable to enter into new agreements on favorable terms, our businesses, financial condition, results of operations and cash flows could be adversely impacted. Further, there is no guarantee that we or third parties in our supply chain will be able to enter into new agreements in a timely manner, and if new agreements are not reached, there could be interruptions in production at the respective facilities. In addition, we could be subject to unionization efforts at our non-union facilities. Increased unionization of our workforce could lead to disruptions in our businesses, increases in our operating costs and constraints on our operating flexibility.
Our international operations subject us to additional risks.
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our financial and operational performance. These risks include:
•unfavorable changes in trade agreements, treaties or policies or the imposition of new or increased tariffs, quotas, trade barriers, import or export licensing requirements, price controls, sanctions or other trade restrictions or controls or limits on our ability to import or export raw materials or finished products;
•increased exposure to general market and economic conditions, political and economic uncertainty and volatility and other events, including inflation, the ongoing longer-term impact of changes in international trade policies (including as a result of the exit of the U.K. from the E.U. (Brexit)), volatility in the prices and availability of raw materials, labor and freight, shipping disruptions, foreign currency exchange rate volatility, public health crises, social unrest, government shutdowns, terrorist activity and other acts of violence, acts of war and other armed hostilities (such as the ongoing conflicts in Ukraine and the Middle East) and acute or chronic weather events, outside of the U.S.;
•exposure to treaties, antitrust and competition laws, data privacy laws (including the U.K. GDPR and the E.U. GDPR), laws on AI (including the E.U.’s Artificial Intelligence Act), anti-corruption laws (including the U.K. Bribery Act), food safety and marketing laws, import and export laws, human rights laws and other regulatory requirements and a variety of other local, national and multi-national regulations and laws in multiple jurisdictions, and unfavorable changes to such treaties, laws and regulations and interpretations thereof;
•compliance with U.S. laws and regulations affecting operations outside of the U.S., including anti-corruption regulations (such as the U.S. Foreign Corrupt Practices Act), or unfavorable changes to such laws and regulations and interpretations thereof;
•unfavorable changes in foreign tax treaties and policies, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations or tax audit implications;
•restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;
•exposure to evolving regulations and stakeholder expectations related to environmental, social and governance matters, which could have significant implications on our operations, sourcing, products, marketing and disclosures, and the requirements of which could contradict one another;

•the potential difficulty of enforcing intellectual property and contractual rights;
•unfavorable changes in labor conditions and difficulties in staffing our operations; and
•the difficulty and costs of designing and implementing an effective data security and control environment across diverse regions and employee bases.
Our financial performance on a U.S. Dollar denominated basis is subject to fluctuations in currency exchange rates. Because we have operations and assets in foreign jurisdictions, as well as a portion of our contracts and revenues denominated in foreign currencies, and our consolidated financial statements are presented in U.S. Dollars, we must translate our foreign assets, liabilities, revenues and expenses into U.S. Dollars at applicable exchange rates. In addition, we also engage in other transactions denominated in foreign currencies, including purchases of raw materials or product sales, which are remeasured at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. Dollar may negatively affect the value and comparability of these items in our consolidated financial statements. In addition, any cash we hold in foreign jurisdictions is subject to volatility in, and unfavorable changes to, foreign currency exchange rates. Our primary currency exposures are to the British Pound Sterling, the Euro and the Canadian Dollar. From time to time, we enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.
Public health crises may adversely impact our financial and operational performance.
Public health crises, such as the COVID-19 pandemic, and measures taken by governments, businesses and individuals in response to such crises may have significant impacts on our businesses. During the COVID-19 pandemic, we experienced, among other impacts, shifts away from consumption of our foodservice and certain on-the-go products due to reduced consumer traffic and changes in consumer preferences, adverse impacts on our operations and the operations of third parties in our supply chain resulting in disruptions in our ability to manufacture and deliver our products, adverse impacts on our operating costs, unexpected variability and volatility in consumer demand and delays or modifications to our strategic plans and other initiatives. The COVID-19 pandemic also resulted in broader economic and operational challenges, including heightened inflation, labor shortages, volatility in commodity and operating costs, supply chain disruptions and volatility in the credit and capital markets. Public health crises can occur suddenly and evolve rapidly, and the severity, magnitude, duration and impact of such public health crises are uncertain and difficult to predict. Future public health crises may result in similar impacts or additional challenges that we may not be able to foresee. Any public health crisis also may heighten or manifest other risks set forth herein. Any of these impacts may be material to our businesses, financial condition, results of operations and cash flows.
Industry Risks
Our Post Consumer Brands and Weetabix segments operate in the mature RTE cereal category, and the continued weakening of this category could materially adversely affect our businesses, financial condition, results of operations and cash flows.
Our Post Consumer Brands and Weetabix segments produce and distribute branded, licensed and private label RTE cereals and hot cereals, other cereal-based food products and muesli, primarily selling products to grocery stores, discounters, retailers, foodservice distributors, wholesalers and convenience stores across the U.S., Canada, the U.K. and the E.U. In recent years, the RTE cereal category has experienced weakness, and we expect this trend to continue. Continuing weakness or increasing declines in the RTE cereal category, or the weakening of our major products competing in this category, could have a material adverse impact on our businesses, financial condition, results of operations and cash flows.
We operate in categories with strong competition.
The human and pet food categories in which we operate are highly competitive. Competition in our categories is based on, among other things, price, brand appeal, recognition and loyalty, taste, product quality and safety, nutritional profile, ingredients, effective promotional activities, product-related certifications, sourcing practices, product availability, variety, innovation, distribution, shelf space and product visibility, packaging, convenience and the ability to identify and satisfy dynamic, emerging consumer preferences. In most of our retail categories, we have both branded and private label products, which each compete with widely advertised branded products and private label products. Generally, branded products have an advantage over private label products primarily due to advertising and name recognition. However, private label products typically sell at a discount to those of branded competitors. Nevertheless, when branded competitors focus on price and promotion, private label products generally are disadvantaged because branded products have name recognition and the price differential between the private label and branded products becomes less significant, which could require us or our customers to lower prices or increase the use of discounting or promotional programs for our or our customers’ private label products.
Our businesses can be adversely affected if we are unable to effectively market our existing products or effectively develop, introduce or market new products, if we are unable to establish and convey our brand and product value to consumers, if we do not have adequate or desirable shelf space or product accessibility or visibility on online platforms, if we are unable to effectively leverage technology or develop the data analytics capabilities needed to generate actionable commercial insights and appropriately act on such insights, if we are unable to develop and maintain relationships with our customers, if our competitors spend more aggressively or effectively on advertising and promotional activities than we do or if we are otherwise unable to compete effectively. Further, increased competition can reduce our sales due to loss of market share or require us to reduce prices to respond to competitive and customer pressures or can result in increased capital, marketing or other expenditures. In recent years, smaller competitors have been gaining market share in categories in which our retail businesses compete. Competitive and customer pressures, as well as industry supply and market demand, also from time to time limit our ability to increase prices, including in response to increased costs (such as those resulting from inflation or new or increased tariffs).
We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences and behaviors.
Consumer and customer preferences and behaviors continuously evolve due to a variety of factors. The success of our businesses depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors, to understand the complexity of consumer preferences and behaviors, to appropriately transform such insights into products that appeal to consumers and customers through the sales channels that they prefer and to appropriately balance such preferences and behaviors when they diverge or conflict. In addition, because of our varied consumer base, we must offer an array of products that satisfy a broad spectrum of consumer preferences. Consumer preference and behavior changes, which may be influenced by a number of factors (such as media, social media and regulatory activity), include dietary trends (including changes in eating habits, the use of weight-loss drugs (including those that may suppress a person’s appetite) or other factors), attention to different nutritional aspects or perceived health effects of products (including the nutrition profile of products or perceived health effects of ingredients or other substances used in our products or packaging materials), consumer at-home and on-the-go consumption patterns, shifts to private label or other value products, preferences for certain sales channels (including discount and eCommerce channels), attention to sourcing practices relating to raw materials, animal welfare concerns, environmental concerns regarding packaging materials and manufacturing processes and attention to other environmental, social and governance aspects of our Company (including our products and operations) and of others in our supply chain. Further, adverse macroeconomic conditions, including inflation, new or increased tariffs or other trade restrictions, increased unemployment, slow economic growth or recessions, public health crises, severe or unusual weather events or other factors impact consumer or customer preferences and behaviors in ways that are difficult to predict. Any significant changes in consumer or customer preferences and behaviors and our inability or failure to anticipate or react to such changes could result in reduced demand for our products, which could negatively impact our businesses, financial condition, results of operations and cash flows.
In order to respond to changes in consumer or customer preferences, we are from time to time required to make significant capital investments in our processes and operations. For instance, our Foodservice and Refrigerated Retail segments have been, and continue to be, affected by changing preferences and requirements as to the housing of layer hens, as well as certain other farm animals. Many restaurant chains, foodservice companies and grocery chains have announced goals to transition to a cage-free egg supply, as well as goals for other farm animal initiatives, by specified future dates. Also, several states have enacted, or may in the future enact, provisions providing for specific requirements for the housing of certain farm animals. Meeting anticipated customer demand has resulted, and will continue to result, in additional operating and capital costs to procure cage-free eggs, modify existing layer hen facilities and construct new cage-free layer hen housing and comply with other farm animal initiatives. Also, our businesses are, and will continue to be, affected by changing preferences and requirements as to the environmental and social impacts of products. Several of our customers have announced goals, or are or may be required by changing regulatory requirements, to transition to recyclable, compostable or reusable packaging materials or require certified ingredients for specific products. From time to time, these changing preferences and requirements require us to use specially sourced ingredients and packaging types that are more difficult to source or entail a higher cost or incremental capital investment, including within our manufacturing processes, which we may not be able to pass on to customers, or may conflict with each other.
The loss of, a significant reduction of purchases by or the bankruptcy of any of our major customers, or changes in the competitive or operating landscape facing our customers, may adversely affect our businesses, financial condition, results of operations and cash flows.
A limited number of customers represents a significant percentage of our consolidated net sales. Refer to “Customers” within “Business” in Item 1 of this report for a discussion of our major customers. The success of our businesses depends, in part, on our ability to maintain our level of sales and product distribution through our major retail and foodservice customers, which include high-volume food distributors, retailers, club stores, supercenters, mass merchandisers, eCommerce customers, pet supply retailers, other consumer packaged goods companies and national restaurant chains. The competition to supply products to these high-volume customers is intense. Our customers generally are not contractually obligated to purchase from us, and they frequently reevaluate the products they carry. From time to time, our major customers decide to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends, sell another brand on an exclusive or priority basis, reduce or relocate shelf space allotted to our products, reduce the visibility of our products on their digital platforms, demand reduced pricing or change the manner of doing business with us, which adversely affects our businesses, financial condition, results of operations and cash flows. In addition, from time to time, our retail customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk of our customers giving higher priority to their own products or to the products of our competitors. In the event of a loss of any of our major customers, a significant reduction of purchases by any of our major customers or the bankruptcy or serious financial difficulty of any of our major customers, our businesses, financial condition, results of operations and cash flows may be materially adversely affected.
The retail channels in which we sell certain of our products have in the past experienced and may in the future experience significant consolidation, which has resulted in the growth of large customers, including mass merchandisers and non-traditional retailers. As the customer landscape has changed and customers have grown larger, they from time to time seek to use their position to improve their profitability through improved efficiency, lower pricing, increased reliance on their own brand name products, increased emphasis on private label and other value brands and increased promotional programs. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories. If we are unable to compete in this environment, our profitability or volume growth could be negatively impacted. Additionally, if any of our existing retailer or distributor customers are consolidated with another entity and the surviving entity of any such consolidation is not a customer or decides to discontinue purchasing our products, we may lose significant amounts of our preexisting business with the acquired retailer or distributor. These consolidations also may adversely impact the ability of our smaller customers to effectively compete. The consolidation in the retail channels also increases the risk that adverse changes to our customers’ business operations or financial performance could have material adverse impacts on us. Further, in recent years, the traditional retail grocery outlets in the U.S. where certain of our businesses offer products have experienced slower growth than other retail channels, such as discount and dollar stores, direct-to-consumer brands, subscription services, club stores and eCommerce retailers (including as a result of the integration of traditional and digital operations at key retailers), which we expect to continue in the future. Our businesses and financial results may be materially adversely affected if such non-traditional retailers take significant additional market share away from traditional retailers, if we are unable to effectively participate in such non-traditional retail channels, if our customers fail to find ways to create digital tools and capabilities to enable them to grow their businesses or if consumer price deflation occurs as a result.
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
Our corporate development activities also may present financial and operational risks and may have adverse effects on existing business relationships with suppliers and customers. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses related to certain intangible assets and depreciation on capital assets and increased operating expenses, all of which could, individually or collectively, adversely affect our businesses, financial condition, results of operations and cash flows.
We may experience difficulties in integrating acquired businesses or encounter other challenges as a result of these transactions, or acquisitions may not perform as expected. In addition, any equity investments we hold or make in the future may subject us to additional risks.
We have acquired numerous businesses, including 8th Avenue and the Pet Acquisitions, and we may continue to acquire other businesses. The successful integration of these acquisitions depends upon our ability to manage the operations and personnel of the acquired businesses, while continuing to operate our pre-acquisition businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both us and the acquired businesses. Potential difficulties we may encounter as part of the integration process or otherwise as part of these transactions include the following:

•employees may voluntarily or involuntarily separate employment from us or the acquired businesses because of the acquisitions;
•our management may have its attention diverted while trying to integrate the acquired businesses;
•we may encounter obstacles or complexity when incorporating the acquired businesses into our operations and management, including integrating or separating personnel or integrating information technology systems, which include financial systems, networks and other technology, operating procedures, regulatory compliance programs and other assets in a seamless manner that minimizes any adverse impact on the businesses, customers, suppliers, employees and other constituencies and maintaining our control environment, including our internal controls over financial reporting;
•we may encounter challenges as a result of offering the acquired businesses’ product portfolios, including when that portfolio includes products, such as peanut butter, with greater vulnerability to contamination or other food safety concerns and heightened regulatory risks;
•we may encounter differences in business backgrounds, corporate cultures and management philosophies;
•integration may be more costly, time-consuming or complex or less effective than anticipated;
•we may not be able to maintain uniform standards, controls and procedures; and
•we may discover previously undetected liabilities, operational or other issues, such as fraud, liabilities or contingencies that are significantly larger than we anticipated at the time of the closing of the acquisition and unforeseen expenses or delays.
Any of these factors could adversely affect our and the acquired businesses’ ability to maintain relationships with customers, suppliers, employees and other constituencies. In addition, we entered into an agreement to sell the Pasta Business to a third party, which we expect will close in the first quarter of fiscal 2026, and this proposed sale may result in additional challenges or uncertainty for the integration of 8th Avenue, such as:
•the proposed sale may not be completed within the anticipated time frame or at all; and
•we expect to enter into a transition services agreement with the acquirer of the Pasta Business, and we may be unable to comply with our obligations thereunder.
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
In addition, our equity investments, such as our investments in Alpen Food Company South Africa (Pty) Limited and Weetabix East Africa Limited, involve, or may in the future involve, shared ownership and, in some cases, management responsibilities with one or more other third parties who may not have the same objectives for the investment as us, who may not have the same priorities, strategies or resources as us or whose interpretation of applicable policies or laws may differ from ours, any of which could result in these investments not resulting in anticipated benefits or not meeting our compliance expectations.
If the transactions we undertook relating to divestitures of our interest in BellRing do not qualify for their intended tax treatment, we may incur significant tax liabilities.
In March 2022, we completed a series of transactions related to a divestiture of a substantial portion of our interest in BellRing, including contributing our equity interests in BellRing Intermediate Holdings, Inc. (formerly known as BellRing Brands, Inc.) (“Old BellRing”) and BellRing Brands, LLC, plus cash, to BellRing in exchange for equity interests in BellRing and the right to receive $840.0 million in aggregate principal amount of BellRing’s 7.00% senior notes maturing in 2030 (the “BellRing Notes”), distributing 80.1% of our shares of BellRing common stock (“BellRing Common Stock”) to our shareholders in the BellRing Distribution and exchanging the BellRing Notes with certain of our lenders in satisfaction of certain of our debt obligations (the “Debt-for-Debt Exchange”). After the BellRing Distribution, we retained 14.2% of the outstanding shares of BellRing Common Stock. During August and November 2022, we completed two transactions (collectively, the “Debt-for-Equity Exchanges”) in which we transferred our remaining shares of BellRing Common Stock to certain of our lenders in satisfaction of certain debt obligations. Upon completion of the Debt-for-Equity Exchanges, we no longer held any interest in BellRing. Refer to “Our Business Model” within “Business” in Item 1 of this report for additional information.
The BellRing Distribution was conditioned upon the receipt of a tax opinion from our tax advisor which concluded that the BellRing Distribution, together with certain related transactions, such as the Debt-for-Debt Exchange and the Debt-for-Equity Exchanges, qualifies as a tax-free reorganization within the meaning of Sections 368(a) and 355 of the U.S. Internal Revenue Code (the “IRC”) and is eligible for nonrecognition within the meaning of Sections 355 and 361 of the IRC. The tax opinion was based on, among other things, then-current law and certain representations and assumptions as to factual matters and certain statements and undertakings made by us and Old BellRing. Any change in the then-current applicable law, which may or may not be retroactive, or the failure of any factual representation, assumption, statement or undertaking to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the U.S. Internal Revenue Service (the “IRS”) or the courts, and the IRS and/or the courts may not agree with the tax opinion. If the BellRing Distribution, the Debt-for-Debt Exchange or either of the Debt-for-Equity Exchanges do not qualify as tax-free transactions for any reason, we may recognize a substantial gain for U.S. federal income tax purposes, which could materially adversely affect our businesses, financial condition, results of operations and cash flows.
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
Pursuant to a tax matters agreement among us, BellRing and Old BellRing (the “Tax Matters Agreement”), BellRing has agreed to indemnify us for any tax liabilities resulting from certain events, actions or inactions that BellRing takes that could affect the intended tax-free treatment of the transactions as set forth in the Tax Matters Agreement, including causing any portion of the BellRing Distribution, the Debt-for-Debt Exchange or either or both of the Debt-for-Equity Exchanges to be taxable to us. BellRing’s indemnification obligations to us are not limited by any maximum amount and such amounts could be substantial. If BellRing is required to indemnify us under the circumstances set forth in the Tax Matters Agreement, BellRing may be subject to substantial liabilities and there is no assurance that BellRing will be able to satisfy such indemnification obligations.
Furthermore, pursuant to the Tax Matters Agreement, if and to the extent (i) the BellRing Distribution, the Debt-for-Debt Exchange or either of the Debt-for-Equity Exchanges do not qualify as tax-free transactions, (ii) such failure to qualify as tax-free transactions gives rise to adjustments to the tax basis of assets held by BellRing and its subsidiaries and (iii) BellRing is not required to indemnify us for any tax liabilities resulting from such failure to qualify as tax-free transactions pursuant to the Tax Matters Agreement, we will be entitled to periodic payments from BellRing equal to 85% of the tax savings arising from the aggregate increase to the tax basis of the assets held by BellRing and its subsidiaries resulting from such failure. Any failure by BellRing to satisfy these periodic payments, which could be substantial, could materially adversely affect our businesses, financial condition, results of operations and cash flows.
Our Company has, or may in the future have, overlapping directors and management with BellRing and other companies in industries related to ours, which may lead to conflicting interests or the appearance of conflicting interests.
Several of our directors and officers also serve, or may in the future serve, as directors or officers of BellRing or other companies in industries related to ours. Our officers and members of our Board of Directors have fiduciary duties to our shareholders. Likewise, any such persons who serve in similar capacities at any of such other companies have fiduciary duties to that company’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more other companies to which they owe fiduciary duties. In addition, some of our officers and directors may own equity or options to purchase equity in one or more of such other companies. Such ownership interests may create, or appear to create, conflicts of interest when the applicable individuals are faced with decisions that could have different implications for us and the other companies. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
Financial Risks
We have substantial debt and high leverage, which could have a negative impact on our financing options and liquidity position and could adversely affect our businesses.
We have a significant amount of debt. We had $7,452.2 million in aggregate principal amount of total debt as of September 30, 2025, which includes $440.0 million drawn under our secured revolving credit facility and excludes $78.2 million of leaseback financial liabilities classified as held for sale as of September 30, 2025. Additionally, our secured revolving credit facility had borrowing capacity of $537.7 million at September 30, 2025 (all of which would be secured when drawn).
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
•restrict us from repurchasing shares of our common stock;
•negatively impact our credit ratings;
•limit our flexibility to plan for and to adjust to changing business and market conditions in the industries in which we operate, and increase our vulnerability to general adverse macroeconomic and industry conditions;
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
Our ability to pay expenses and satisfy debt service obligations will depend upon our future performance, which will be affected by financial, business, economic and other factors, including the impact of adverse macroeconomic conditions (including inflation, new or increased tariffs or other trade restrictions, heightened interest rates, economic downturns or recessions), pressure from competitors, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and public health crises. Further, the assets of our unrestricted subsidiaries do not secure our obligations under our credit agreement or senior secured notes indenture. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt at less favorable rates, sell assets, borrow more money or issue additional equity.
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
Our ability to pay interest on our outstanding senior notes, to fund the settlement of our Convertible Notes, to satisfy our other debt obligations and to fund any planned capital expenditures, share repurchases, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, including inflation, new or increased tariffs or other trade restrictions, reduced consumer demand, heightened interest rates, economic downturns, recessions and public health crises, will affect our ability to satisfy our debt obligations, refinance our debt or obtain new financing.
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

The agreements governing our debt, including the indentures governing our senior notes, contain, or may in future financings contain, various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have material adverse impacts on us.
Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness, to refinance our existing indebtedness and to pay dividends. Financing arrangements which we enter into in the future could contain similar restrictions and could additionally require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our financing arrangements, financing arrangements which we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:
•borrow money or guarantee debt;
•create liens;
•pay dividends on or redeem or repurchase stock or other securities;
•make investments and acquisitions;
•enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;
•enter into new lines of business;
•enter into transactions with affiliates; and
•sell assets or merge with other companies.
Various risks, uncertainties and events beyond our control, including adverse macroeconomic conditions (including inflation, new or increased tariffs or other trade restrictions, heightened interest rates, economic downturns or recessions), reduced consumer demand and public health crises, could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions. Our credit agreement contains customary financial covenants, including a covenant requiring us to maintain a secured net leverage ratio (as defined in our credit agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in our credit agreement) exceeds 30% of our revolving credit commitments.
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
U.S. and global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of customers, third parties in our supply chain or financial institutions.
U.S. and global credit markets have, from time to time, experienced significant dislocations and liquidity disruptions which have caused the spreads to applicable reference U.S. Treasury notes on prospective debt financings to widen considerably. In the past, such circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive and in certain cases resulted in the unavailability of certain types of debt financing, any of which could occur in the future. Further, our access to funds under our revolving credit facilities is dependent on the ability of the financial institutions that are parties to such facilities to meet their respective funding commitments. Unfavorable macroeconomic and other conditions, including inflation, new or increased tariffs or other trade restrictions, reduced consumer confidence or spending rates, supply chain challenges, labor shortages, heightened interest rates, volatility in global capital markets, recession risks, adverse geopolitical conditions, foreign currency exchange rate volatility and macroeconomic uncertainty, have caused, and may continue to cause, periods of increased volatility and pricing in the credit and capital markets. If such periods of increased volatility recur, it may become more difficult or costly for us to raise capital through debt financings or the issuance of common stock or other equity securities, refinance our existing debt or sell our assets. These and other events affecting the credit and capital markets also have had, and may continue to have, an adverse effect on other financial markets in the U.S. Our businesses also could be negatively impacted if the third parties on which we rely, including customers or third-party suppliers, manufacturers, carriers or distributors, experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations, limit our ability to expand our businesses, result in interruptions to our businesses or increase our interest expense, any of which could have material adverse impacts on our businesses, financial condition, results of operations and cash flows.
Actual operating results may differ significantly from our guidance and forward-looking statements.
From time to time, we release guidance regarding our future performance, the future performance of some or all of our subsidiaries or the expected future performance of companies or businesses that we have agreed to acquire or that we intend to divest. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in such release and certain factors described in our current and periodic reports filed with the SEC. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party has audited, reviewed, examined, compiled or applied agreed upon procedures with respect to the guidance, and accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. The independent registered public accounting firm report included herein relates to our historical financial statements. It does not extend to any guidance and should not be read to do so.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors also should recognize that the reliability of any forecasted financial data diminishes the further in the future that the data is forecasted. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the risks or uncertainties set forth in this report could result in actual operating results being different than the guidance, and such differences may be adverse and material.
Impairment in the carrying value of intangible assets or long-lived assets, or a change in their estimated useful lives, could negatively impact our financial condition and results of operations. If our goodwill, other intangible assets or long-lived assets become impaired, we will be required to record impairment charges, which may be significant.
Goodwill and indefinite-lived intangible assets are expected to contribute indefinitely to our cash flows and are not amortized. Management reviews all indefinite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In addition, definite-lived intangible assets, property, plant and equipment, right-of-use assets and other long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We also evaluate the classification of indefinite-lived assets and the estimated useful lives of our definite-lived intangible assets and other long-lived assets on an ongoing basis. Impairments, or changes in these estimates or assumptions, may be caused by factors outside of our control, such as increasing competitive pricing pressures or reduced demand for our products, lower than expected revenue and profit growth rates, changes in industry EBITDA (which stands for earnings before interest, income taxes, depreciation and amortization) and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), significant disruptions to our operations as a result of internal or external events or the bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge in our results of operations. In fiscal 2025 and 2023, we had impairments of goodwill. In fiscal 2024, we had no impairments of goodwill. In fiscal 2025, 2024 and 2023, we had no impairments of other intangible assets or long-lived assets. Refer to Notes 2 and 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion of our goodwill and other indefinite-lived intangible assets. Additionally, from time to time, changes in the estimates or assumptions described above may have material impacts on our results of operations. Refer to Note 2 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion of our definite-lived intangible assets and other long-lived assets and the estimates and assumptions related thereto.
Increases in labor-related costs, including the costs of medical and other employee health and welfare benefits, may reduce our profitability.
Inflationary pressures, shortages in the labor market and increased requirements for skilled employees have increased our labor costs, which have negatively impacted our profitability, and we expect this trend to continue. Although we continue to develop and enhance opportunities for efficient work processes, including using robotic or automation technology and other AI capabilities, an inability to automate processes in our manufacturing and distribution facilities could result in increases in labor costs. Labor costs also include the costs of providing medical and other health and welfare benefits to our employees as well as certain former employees. With 13,180 employees as of November 1, 2025 (which excludes the employees of our unconsolidated subsidiaries), our profitability is from time to time affected by the costs of such benefits. Although we try to control these costs, they can vary because of changes in health care laws (such as state-level prescription drug legislation) and claims experience, which have the potential to increase the cost of providing medical and other employee health and welfare benefits. Any substantial increase in these costs could have a materially negative impact on our profitability, financial condition, results of operations and cash flows.
Volatility in the market value of derivative instruments we use to manage exposures to fluctuations in commodity prices, foreign currency exchange rates and interest rates may cause volatility in our net earnings.
We utilize derivative instruments to manage commodity price risk for some of our principal ingredient and energy costs. In addition, from time to time, we utilize derivative instruments to manage our foreign currency exchange rate and interest rate risk. Changes in the fair value of these derivative instruments, which are not designated for hedge accounting, are recognized immediately in our Consolidated Statements of Operations, resulting in volatility in our net earnings. When the fair value of these derivative instruments changes in an unpredictable or significantly favorable or unfavorable manner, we experience material adjustments within our results of operations. Refer to Notes 2 and 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report for a discussion of our derivative instruments. Gains and losses related to our commodity derivative instruments are reported in cost of goods sold in our Consolidated Statements of Operations and in unallocated general corporate expenses in our segment operating results until we utilize the underlying input in our manufacturing process, at which time the gains and losses are recorded within segment operating profit. Gains and losses related to our foreign currency exchange rate and interest rate derivative instruments are reported in selling, general and administrative expenses and income/expense on swaps, net, respectively, in our Consolidated Statements of Operations.
Our borrowing costs and access to capital and credit markets could be adversely affected by a downgrade or potential downgrade of our credit ratings.
Rating agencies routinely evaluate us, and their ratings of our debt are based upon a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industries generally. Any downgrade of our credit ratings by a credit rating agency, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all and result in a reduction in our liquidity. Our borrowing costs and access to capital markets also could be adversely affected if a credit rating agency announces that our ratings are under review for a potential downgrade. An increase in our borrowing costs, limitations on our ability to access the global capital and credit markets or a reduction in our liquidity could adversely affect our financial condition, results of operations and cash flows.
We may experience losses or be subject to increased funding and expenses with respect to our qualified pension and other postretirement plans, which could negatively impact profits.
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
Our businesses are subject to extensive legal and regulatory requirements in both the countries where we manufacture or license products, primarily in the U.S., Canada and the U.K., and those where we distribute products, including requirements related to food safety, quality, manufacturing, processing, storage, marketing, advertising, labeling, ingredients and distribution, animal welfare, traceability, packaging materials, worker health, workplace safety and other labor-related matters. In the U.S., we are regulated by, and our activities are affected by, among other federal, state and local authorities and regulations, the FDA, the USDA, the Federal Trade Commission, the Occupational Safety and Health Administration, the Department of Labor and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65). Internationally, we are regulated by, among other authorities, Health Canada, the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health, the Information Commissioners Office and the Trading Standards Office and their equivalents in E.U.

member states. We also are regulated by similar authorities elsewhere in the world where our products are distributed or licensed. Certain of our businesses are subject to heightened regulations. Specifically, certain of our Foodservice and Refrigerated Retail businesses’ products are subject to continuous on-site inspections by the USDA. Such heightened regulatory scrutiny results in increased costs of operations and the potential for delays in product sales. Governmental regulations and administrative policies also affect or regulate taxes and levies, tariffs, trade policies and agreements, import and export restrictions, healthcare costs, competition, data privacy and security and related disclosures, usage of AI, immigration and labor issues, including worker documentation and human rights, governmental assistance programs and incentives (such as the Supplemental Nutrition Assistance Program and the Women, Infants and Children Program) and other regulatory matters, any or all of which impact our businesses or the businesses of our customers, third-party suppliers or manufacturers or others in our supply chain.
Regulatory authorities, including federal, state, local or foreign enforcement authorities, may determine that our practices do not comply with regulatory requirements and may issue a warning letter or take regulatory or enforcement action against us, which could result in significant fines or penalties, revocations of required licenses and injunctions, potential criminal sanctions or damage to our reputation. In addition, if we or third parties in our supply chain are found to be out of compliance with applicable laws, regulations or permits, we are from time to time subject to product detentions, product recalls or other removals of products from the market, substantial delays in production or a temporary shutdown in manufacturing, distribution and product sales while the non-conformances are rectified. Any or all of these events could materially adversely impact our businesses, financial condition, results of operations or cash flows or could damage our reputation.
Changes in applicable legal or regulatory requirements, including new food safety requirements, new bans or limits on certain ingredients or packaging materials, revised labeling requirements for human or pet food (such as front of pack labeling requirements, consumer warnings for certain ingredients or substances in our products, changes to standards for health claims in human or pet food and pet food label modernization), changes in food product regulatory definitions or requirements, new or increased tariffs (such as the U.S.’s imposition of significant new tariffs on our imports and exports and other countries’ imposition of retaliatory tariffs in response during fiscal 2025), new or revised requirements for the housing of layer hens or other farm animals, new sales or media and marketing restrictions (such as new laws or regulations restricting our ability to advertise or market our products, including restrictions on specific types of television and online advertising or restrictions on certain types of promotions or in-store placements, or to advertise or market our products to certain audiences), new requirements to encourage sustainable packaging and new disclosure requirements related to greenhouse gas emissions and climate-related risk disclosure or sustainability in the U.S. or elsewhere, evolving interpretations of existing legal or regulatory requirements or changes in enforcement priorities occur from time to time. Further, the results of elections, referendums or other political conditions, including government shutdowns, have in the past impacted and could continue to impact how existing laws, regulations and government programs and policies are implemented, interpreted or prioritized or resulted and could continue to result in uncertainty as to how such laws, regulations, programs or policies may change or what new laws, regulations, government programs or policies may be implemented or other governmental actions may occur. The impact of current laws and regulations, changes in these laws or regulations or interpretations thereof or uncertainty regarding such changes or the introduction of new laws or regulations from time to time increases the costs of doing business (including increased input costs, compliance costs, capital expenditures and other financial obligations) for us, our customers, our third-party suppliers or manufacturers or others in our supply chain, requires significant changes to our business operations, strategy, supply chain management and disclosures, restricts our businesses, impacts demand for our products or competition in our categories or results in negative publicity. In addition, legal or regulatory requirements from time to time differ or conflict between jurisdictions, which increases the complexity and costs of compliance. The limited availability of government inspectors due to a government shutdown or as a result of limited staffing for other reasons, government restrictions, public health crises or closed borders could cause disruption to our manufacturing facilities. A government shutdown or limited governmental staffing for other reasons also could impact our ability to receive governmental approvals necessary for our businesses, such as labeling of new products.
If our products become adulterated or contaminated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and may experience product liability claims if consumers or their pets are injured.
Selling products for human and animal consumption involves a number of risks, including contamination, spoilage, degradation, tampering, allergens, mislabeling or other adulteration. Additionally, many of the ingredients used to make certain of our products are vulnerable to contamination by naturally occurring microbes and by pathogens, such as salmonella. These pathogens may survive in our products as a result of improper handling by us, customers or consumers. From time to time, we decide or are required to recall, withdraw or isolate some or all of our products if there is suspected or confirmed damage, adulteration, undeclared allergens, mislabeling, misbranding or other food safety concerns, whether caused by us or someone in our supply chain or distribution network. Such incidents from time to time result in destruction of ingredients and product inventory, product unavailability, negative publicity, temporary plant closings, supply chain interruption, substantial costs of compliance or remediation, fines or penalties or increased regulatory scrutiny, any of which could materially adversely affect our businesses, financial condition, results of operations and cash flows. New scientific discoveries regarding ingredients, microbes and food manufacturing may bring additional risks and latent liability. If consumption of any of our products were to cause illness, injury or death, we could be subject to claims asserted against us, which could be costly to defend or result in substantial monetary damages. We are from time to time involved in lawsuits relating to our products. In addition, adverse publicity, including claims, whether or not valid, regarding our product quality or safety, may adversely impact demand for our products or cause production and delivery disruptions. Although we have various insurance programs in place that, subject to their terms and conditions, are intended to address certain costs associated with these events, this insurance coverage may not cover all or any losses associated with an event, and any of these events or a loss of consumer or customer confidence resulting from any such event could materially adversely impact our businesses, financial condition, results of operations and cash flows.
Pending and future litigation may impair our reputation or cause us to incur significant costs.
We are, or may become, party to various lawsuits and claims, including those arising in the normal course of business, which may include lawsuits or claims relating to contracts, product recalls, product liability, the advertising, marketing, labeling or certification of products, employment matters, personal injury matters, intellectual property, social or environmental matters, data privacy or security or other aspects of our operations. The food and beverage and pet food industries continue to face litigation alleging deceptive advertising and labeling or that consumption of products or certain ingredients may cause adverse health effects. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation or brands or demand for our products. The outcome of pending or future litigation is often difficult to predict, may not be consistent with our established reserves for such matters, may damage our reputation and may have materially adverse impacts on our businesses, financial condition, results of operations and cash flows. In addition, we may incur substantial costs and fees in defending such actions or asserting our rights.
Although we have various insurance programs in place that, subject to their terms and conditions, are intended to address certain costs associated with these events, the potential liabilities associated with these litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits or could substantially increase the costs of our coverage. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have materially adverse impacts on our businesses, financial condition, results of operations and cash flows.
Failure to comply with personal data protection and privacy laws can adversely affect our businesses, financial condition, results of operations and cash flows.
We are subject to an evolving body of federal, state and foreign laws, regulations, guidelines and principles regarding personal information, data privacy, data protection and data security. Such laws, regulations, guidelines and principles impose varying obligations and requirements from country to country or, within the U.S., from state to state, which can create complexity in our compliance efforts, as well as cause us to incur additional costs. Our efforts to comply with such requirements, including the U.K. GDPR, the E.U. GDPR and the California Consumer Privacy Act (as modified by the California Privacy Rights Act) and various other states’ laws, require significant time and resources and impose significant challenges that are likely to continue to increase over time, particularly as additional jurisdictions adopt similar requirements. In addition, existing laws, which may not have been promulgated as data privacy, data protection or data security frameworks, may be interpreted or applied in new ways by regulatory authorities or courts. Failure to comply with the applicable requirements or to otherwise protect personal data from unauthorized access, use or other processing could result in substantial penalties or fines, regulatory proceedings, litigation or damage to our reputation, any of which could materially adversely affect our businesses, financial condition, results of operations and cash flows. In addition, because in certain contexts we rely on third parties to collect and process data on our behalf, any failure by these third parties to comply with the applicable obligations and requirements, or a breach suffered by any of these third parties, with respect to data they are collecting and processing on our behalf could adversely impact us.
Acute or chronic weather events may negatively affect our businesses, financial condition, results of operations and cash flows.
Increases in the frequency or severity of any acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and precipitation patterns) weather events or weather pattern changes (including those resulting in fire or water stress) may have material adverse impacts on our businesses, financial condition, results of operations and cash flows. If any of these circumstances has a negative effect on agricultural productivity, we may be subject to disruptions in the availability or less favorable pricing for certain raw materials that are necessary for our products. In addition, increases in the frequency or severity of weather events or weather pattern changes may result in damage or disruptions to our manufacturing operations or our customers’ or third-party suppliers’ or manufacturers’ operations, disrupt our supply chain or distribution channels, impact demand for our products, increase our insurance or other operating costs or require us to make additional capital expenditures. Also, water is essential to our businesses and the safety of our products, and the impacts of weather events or weather pattern changes may cause unpredictable availability of, or usage restrictions on, water of acceptable quality, which may lead to, among other things, adverse impacts on our or our third-party suppliers’ or manufacturers’ operations.
Legal, regulatory or market measures to address environmental, sustainability or corporate responsibility matters may negatively affect our businesses, financial condition, results of operations and cash flows.
Concern over weather pattern changes and other environmental, sustainability and corporate responsibility matters has resulted in and could continue to result in additional legal and regulatory requirements, including federal, state, local and foreign legal requirements, fees or taxes, such as those (i) related to reducing or mitigating the effects of greenhouse gases, reducing waste, increasing the recyclability and reuse of packaging materials or conserving or replenishing water, (ii) implementing new sustainability initiatives or (iii) requiring additional disclosures. Collecting, measuring, analyzing, auditing and obtaining external assurance on information relating to such matters can be costly, time-consuming, dependent on third-party cooperation and unreliable. Our compliance, or our customers’ or third-party suppliers’ or manufacturers’ compliance, with existing laws and regulations and new laws and regulations enacted in the future, or any changes in how existing laws and regulations are enforced, administered or interpreted, may lead to an increase in costs, cause changes in the way operations are conducted, expose us to additional risk of liabilities and claims and place strain on our personnel, systems and resources, any of which could have material adverse impacts on our businesses, financial condition, results of operations and cash flows. Also, our customers or consumers from time to time place increased priority on purchasing products that are sustainably grown and made or that are sustainably packaged and certified as such, requiring us to incur increased costs for additional transparency, due diligence and reporting and for the inputs for such products. Further, our businesses could be adversely affected if (i) we or others in our supply chain are unable to remain effectively aligned with expectations from the media, governments, our shareholders and other stakeholders regarding strategy, performance and disclosure on environmental, sustainability and corporate responsibility matters, which expectations can vary greatly, may contradict one another and may change rapidly, or (ii) we or others in our supply chain are perceived to have acted irresponsibly with respect to environmental, sustainability or corporate responsibility matters, any of which could result in reduced demand for our products, damage to our reputation, product boycotts, market access restrictions, legal or regulatory risks, adverse impacts on our ability to raise capital or our ability to recruit or retain talent or could divert the attention of management and our employees from operating our businesses.
Our owned and licensed intellectual property is valuable, and any inability to protect such property or loss thereof could reduce the value of our products and brands.
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
We market certain of our products in the U.S., Canada, the U.K., the E.U. and several other locations pursuant to intellectual property license agreements. These licenses give us the right to use certain names, characters and logos in connection with our products and to sell the products in certain regions. If we were to breach any material term of these license agreements and not timely cure the breach, the licensor could terminate the agreement. If the licensor were to terminate our rights to use the names, characters and logos for this reason or any other reason, or if a licensor decided not to renew a license agreement upon the expiration of the license term, the loss of such rights could have material adverse impacts on our businesses, financial condition, results of operations and cash flows. In addition, as certain of our trademarks, trade names and trade secrets are subject to licenses and are shared and used by third parties, negative events outside of our control could have an adverse impact on us and our businesses, financial condition, results of operations and cash flows.
We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be costly and time-consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; damage our reputation; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could require us to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products, any or all of which could have a negative impact on our businesses, financial condition, results of operations and cash flows.
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
We are subject to extensive federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those regarding occupational safety and transportation, limiting the discharge and release of pollutants into the environment and regulating the transport, storage, disposal and remediation of, and exposure to, solid and hazardous wastes. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous materials were disposed of or released. Occupational safety failures, environmental releases or failures to comply with occupational safety and environmental laws and regulations could result in severe fines and penalties by regulatory authorities or courts and could result in negative publicity. In addition, future laws may more stringently regulate occupational exposure or environmental matters, including greenhouse gas emissions, water use and wastewater management and packaging materials. Future events, such as new or more stringent occupational safety or environmental laws and regulations, new environmental claims, the discovery of currently unknown environmental conditions requiring responsive action or more vigorous interpretations or enforcement of existing environmental laws and regulations, might require us to incur increased costs, capital expenditures or other financial obligations that could have material adverse impacts on our businesses, financial condition, results of operations and cash flows.
Provisions in our articles of incorporation and bylaws and provisions of Missouri law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.
Our restated amended and restated articles of incorporation (the “articles of incorporation”), our amended and restated bylaws and Missouri law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive and incentivizing prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:
•our Board of Directors fixes the number of members on the Board of Directors;
•elimination of the rights of our shareholders to act by written consent (except when such consent is unanimous);
•rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•the right of our Board of Directors to issue preferred stock without shareholder approval;
•supermajority vote requirements for certain matters contained in our articles of incorporation;
•anti-takeover provisions of Missouri law which may prevent us from engaging in a business combination with an interested shareholder, or which may deter third parties from acquiring amounts of our common stock above certain thresholds; and
•limitations on the right of shareholders to remove directors.
General Risk Factors
Changes in tax laws may adversely affect us, and the IRS, another taxing authority or a court may disagree with our tax positions, which may result in adverse impacts on our businesses, financial condition, results of operations and cash flows.
We are subject to taxes in the U.S. and foreign jurisdictions. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant changes. In the U.S., on July 4, 2025, the H.R.1 tax act (the “H.R.1 Tax Act”) was enacted, which includes significant changes to U.S. federal income tax law. While we anticipate certain cash tax reductions in future years as a result of the H.R.1 Tax Act, such benefits may not be realized to the extent we anticipate or at all, or the H.R.1 Tax Act may have unanticipated adverse impacts on us. Also, there can be no assurance that future tax law changes, or interpretations thereof, will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in us. Furthermore, we are periodically subject to audits or assessments by various taxing authorities, and there is no assurance that the IRS, another taxing authority or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our businesses, financial condition, results of operations and cash flows. The enactment of or increases in taxes or tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active or may be active in the future, or on specific products that we sell or with which our products compete, may have adverse impacts on our businesses, financial condition, results of operations and cash flows.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks and uncertainties discussed in this report, announcements we make about our businesses, variations in our quarterly results of operations and those of our competitors, market data that is available to subscribers, reports by industry analysts, whether or not we meet the financial estimates of analysts who follow us, industry or market trends, investor perceptions, actions by credit rating agencies, future issuances or sales of our common stock, to the extent any Convertible Notes are converted into shares of our common stock or cash or negative developments relating to our customers, competitors or suppliers, as well as general economic and industry conditions, including inflation, new or increased tariffs or other trade restrictions, heightened interest rates, economic downturns or recessions. In addition, the stock market in general from time to time experiences extreme price and volume fluctuations unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
As a result of such events or market volatility, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, this market volatility may impact our ability to raise capital through sales of our equity securities and may adversely affect the retentive power of our equity compensation plans. Further, in the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our businesses, financial condition, results of operations and cash flows, as it could result in substantial legal costs and a diversion of management’s attention and resources.
If we are unable to continue to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires any company subject to the reporting requirements of the U.S. federal securities laws to perform a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting and our independent registered public accounting firm is required to issue an opinion on its audit of our internal control over financial reporting.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remediated in time to meet the annual deadline imposed by SOX. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our independent registered public accounting firm identifies material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may consequently suffer. In addition, in the event that we do not maintain effective internal control over financial reporting, we might fail to timely prevent or detect potential financial misstatements. As discussed under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of this report, and subject to the permitted exclusion of certain elements of internal controls of 8th Avenue noted therein, management determined that our internal control over financial reporting was effective as of September 30, 2025.
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
We (or third parties we rely upon) may not be able to fully, continuously and effectively implement security controls as intended, or the controls we implement may be inadequate or fail to address a particular risk. For further discussion of these risks, see “Business and Operating Risks – Technology failures or cybersecurity incidents could disrupt our operations and negatively impact our businesses” within “Risk Factors” in Item 1A of this report. While we are regularly targeted by cybersecurity threats, including cybersecurity attacks, ransomware and other cybersecurity breaches, and we expect them to continue in the future, during the year ended September 30, 2025, we did not identify any risks from cybersecurity threats that materially impacted or are reasonably likely to materially impact us.
Governance
Various individuals and teams throughout our organization are responsible for the oversight and management of cybersecurity risk for our organization.
Board of Directors Oversight
The Audit Committee of our Board of Directors has overall responsibility for the oversight of cybersecurity and other technology risks. The Audit Committee receives updates, on at least a quarterly basis, from our Chief Information Officer (the “CIO”) and our Chief Information Security Officer (the “CISO”) regarding our enterprise-wide cybersecurity program, which may address a range of topics, including the health, efficacy and maturity of our cybersecurity programs, the results of various assessments periodically performed on our IT environment, emerging threats and trends, including regarding AI, and cybersecurity events.
Management Oversight
Our CISO, who reports to our CIO, has overall responsibility for our enterprise-wide cybersecurity activities. The CISO is responsible for establishing the strategy, architecture, policies, procedures and standards related to cybersecurity across our organization. Each business then has a Security Lead, who reports to that business’s IT leadership, responsible for the strategy, implementation and operation of that business’s cybersecurity program (collectively, our CISO, CIO and the Security Leads are referred to as our “Security Team”). Our CISO holds a master’s degree in information systems and has over twenty years of IT experience, including significant experience dedicated to cybersecurity and IT risk management. Having been with Post in various IT capacities since 2012, including approximately five years as the head of cybersecurity, his extensive knowledge of our IT systems and controls is instrumental in safeguarding our digital infrastructure. Our CIO’s background encompasses over twenty-five years of IT experience, including many years of cybersecurity and risk management oversight, and numerous years of experience in supply chain and business transformation leadership. This experience includes approximately thirty years in various roles of increasing responsibility at Bob Evans, which Post acquired in 2018, ultimately serving as the CIO of Bob Evans for approximately four years before becoming our CIO in 2022. His broad knowledge and significant experience enable him to have a holistic risk management view across our organization. In addition, members of our Security Team participate in industry specific organizations that allow us to share information about threats and risks facing our industry, share best practices across our industry and work together to find opportunities to strengthen our industry. Members of our Security Team also have established and maintain relationships with governmental entities, which have helped inform our cybersecurity incident response planning and the protection of our IT environment.
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
We own many of our manufacturing facilities. Certain of our owned real properties may be subject to mortgages or other applicable security interests pursuant to our financing arrangements. Management believes our facilities generally are in good operating condition and, taken as a whole and in conjunction with our arrangements for additional space and with third-party manufacturers, are suitable and of sufficient capacity for our current operations. See “Risk Factors” in Item 1A of this report for more information about our supply chain and related risks. Utilization of manufacturing capacity varies by manufacturing facility based upon the type of products manufactured and the level of demand for those products.
Post Consumer Brands
The main administrative office for Post Consumer Brands, which we own, is located in Lakeville, Minnesota. Post Consumer Brands also leases administrative office space in Bentonville, Arkansas; Cincinnati, Ohio; Eugene, Oregon; Fenton, Missouri; Fitzgerald, Georgia; Visalia, California and Toronto, Ontario.
Post Consumer Brands has fourteen owned manufacturing facilities located in Asheboro, North Carolina; Battle Creek, Michigan; Bloomsburg, Pennsylvania (which includes a distribution center); Eugene, Oregon; Jonesboro, Arkansas; Lawrence, Kansas; Meadville, Pennsylvania (which includes a warehouse); Niagara Falls, Ontario; Northfield, Minnesota (which consists of two facilities and also includes a distribution center); Sparks, Nevada; Tremonton, Utah and Visalia, California (which consists of two facilities, both of which include warehousing space). Post Consumer Brands also leases land for another owned manufacturing facility located in Cobourg, Ontario. Post Consumer Brands has announced plans to close its Cobourg, Ontario and Sparks, Nevada manufacturing facilities during the first quarter of fiscal 2026. In addition, Post Consumer Brands has six leased manufacturing facilities located in Blaine, Washington; Brampton, Ontario; Fitzgerald, Georgia (which includes a distribution center); Hazelwood, Missouri; Markham, Ontario and Troy, Alabama. Post Consumer Brands also has three leased manufacturing facilities located in Carrington, North Dakota; New Hope, Minnesota and Winchester, Virginia, which, after the expected sale of the Pasta Business, will be owned by a third party.

Post Consumer Brands maintains 9.7 million square feet of warehouse and distribution space throughout the U.S. and Canada, 2.1 million of which is owned by us and 7.6 million of which is leased by us. Of the 7.6 million square feet of leased warehouse and distribution space, we expect 0.9 million square feet will be owned by a third party after the anticipated sale of the Pasta Business. In recent years, Post Consumer Brands has been in the process of integrating and optimizing its distribution network, which it expects to continue.
Weetabix
Weetabix has four owned manufacturing facilities in the U.K. in Burton Latimer, Corby, Ashton-under-Lyne and Deeside, each of which includes warehousing space. Weetabix plans to close its Ashton-under-Lyne manufacturing facility during fiscal 2026. In addition, Weetabix’s joint venture in South Africa owns a manufacturing facility, and Weetabix’s joint venture in Kenya leases a manufacturing facility. Weetabix also leases office space in the U.K. and Spain.
Foodservice
The Foodservice segment has leased administrative offices in Hopkins, Minnesota and Norfolk, Nebraska. Operations for our Foodservice segment include nine owned egg products production facilities in Illinois, Iowa, Minnesota and Nebraska, and four leased egg products production facilities in Arizona, New Jersey and Pennsylvania. The egg products business owns five layer hen facilities and five pullet facilities in the U.S. Operations for our Foodservice segment include two owned potato processing facilities in Mars Hill, Maine and Chaska, Minnesota, two owned meat products processing and production facilities in Norfolk and Ravenna, Nebraska and a leased potato processing facility in North Las Vegas, Nevada. The Rigby, Idaho potato processing facility included in the Refrigerated Retail discussion below also manufactures products for our Foodservice segment. In addition, our Foodservice segment owns and operates a protein-based shake manufacturing facility in West Jefferson, Ohio. Further, in fiscal 2025, our Foodservice segment entered into a lease agreement for a warehouse in Jordan, Minnesota, which is under construction and is expected to commence operations in fiscal 2027.
Refrigerated Retail
The Refrigerated Retail segment has leased administrative offices in New Albany, Ohio; Cincinnati, Ohio; Rogers, Arkansas and Edina, Minnesota. In addition to certain of the egg products production facilities previously referenced for our Foodservice business, our Refrigerated Retail operations include owned sausage production plants in Hillsdale, Michigan and Xenia, Ohio. In addition to the facilities in Mars Hill, Maine and Chaska, Minnesota previously referenced for our Foodservice business, our Refrigerated Retail operations include an owned manufacturing plant in Sulphur Springs, Texas, which produces side dishes, an owned potato processing facility in Rigby, Idaho and a leased potato and side dish processing facility in Lima, Ohio. The Refrigerated Retail segment additionally operates an owned cheese processing and packaging facility and distribution center in Lake Mills, Wisconsin for its cheese and other dairy-case products business. The Refrigerated Retail segment uses an owned transportation facility in Springfield, Ohio and a leased transportation property in Talty, Texas. Also, in fiscal 2025, our Refrigerated Retail segment entered into a lease agreement for a warehouse in Fairborn, Ohio, which is under construction and is expected to commence operations in fiscal 2026.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding our legal proceedings, refer to “Legal Proceedings” in Note 17 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Pursuant to SEC regulations, the Company is required to disclose certain information about environmental proceedings with a governmental entity as a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. Pursuant to such SEC regulations, the Company has elected to use a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no such environmental proceedings pending as of the filing date of this report or that were resolved during the fourth quarter of fiscal 2025.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “POST”. There were 2,228 shareholders of record on November 17, 2025. We did not pay any cash dividends on our common stock during the years ended September 30, 2025 or 2024. We have no plans to pay cash dividends on our common stock in the foreseeable future, and the indentures governing our debt securities and our credit facilities restrict our ability to pay dividends. The information required under this Item 5 concerning equity compensation plan information is set out under Item 12 of this report and is incorporated herein by this reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (b)
July 1, 2025 - July 31, 2025	764,423	$107.03	764,423	$271,401,912
August 1, 2025 - August 31, 2025	759,733	$107.13	759,733	$498,640,998
September 1, 2025 - September 30, 2025	1,046,711	$105.61	1,046,711	$388,098,879
Total	2,570,867	$106.48	2,570,867	$388,098,879
(a)Does not include accrued excise tax or broker’s commissions.
(b)On February 4, 2025, our Board of Directors approved an authorization to repurchase up to $500.0 million of shares of our common stock effective February 10, 2025 (the “Prior Authorization”). The Prior Authorization had an expiration date of February 10, 2027. On August 27, 2025, our Board of Directors cancelled the Prior Authorization effective August 28, 2025 and approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective August 29, 2025 (the “New Authorization”). The New Authorization has an expiration date of August 29, 2027. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.

Performance Graph
The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (i) Post common stock (with reinvestment of shares of common stock of BellRing Brands Inc. distributed to Post shareholders on March 10, 2022); (ii) the Russell 1000 Index; and (iii) the S&P 1500 Packaged Foods & Meats Index.
This graph covers the period from September 30, 2020 through September 30, 2025.

COMPARISON OF CUMULATIVE TOTAL RETURN *
Among Post Holdings, Inc., the Russell 1000 Index and the S&P 1500 Packaged Foods & Meats Index

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
Sep 30, 2020
Sep 30, 2021
Sep 30, 2022
Sep 29, 2023
Sep 30, 2024
Sep 30, 2025
Post Holdings, Inc.
Russell 1000 Index
S&P 1500 Packaged Foods & Meats Index

* $100 invested on September 30, 2020 in stock or index.
Performance Graph Data

	Post ($)	Russell 1000 Index ($)	S&P 1500 Packaged Foods & Meats Index ($)
9/30/2020	100.00	100.00	100.00
9/30/2021	128.09	130.95	105.62
9/30/2022	139.65	108.39	111.28
9/29/2023	146.18	131.34	113.94
9/30/2024	197.35	178.18	126.32
9/30/2025	183.25	209.76	107.00
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
This performance graph shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
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
The following should be read in conjunction with the discussion and analysis of our fiscal 2024 results compared to our fiscal 2023 results, including any related discussion of fiscal 2023 results and activity, which can be found in Item 7 under the title “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2024, and such discussion and analysis is incorporated by reference herein.
OVERVIEW
We are a consumer packaged goods holding company, operating in four reportable segments. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At September 30, 2025, our reportable segments were as follows:
•Post Consumer Brands: primarily North American ready-to-eat (“RTE”) cereal and granola, pet food and nut butters;
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based shakes;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
Acquisitions
Fiscal 2025
On July 1, 2025, we completed our acquisition of all of the preferred stock and the remaining common equity interest that we did not already own in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). 8th Avenue is a manufacturer and distributor of branded and private label dry pasta and private label nut butters, granola and dried fruit and nut products, which is reported in our Post Consumer Brands segment.
On March 3, 2025, we completed our acquisition of Potato Products of Idaho, L.L.C. (“PPI”), a manufacturer and packager of refrigerated and frozen potato products, which is reported in our Refrigerated Retail and Foodservice segments.
Fiscal 2024
On December 1, 2023, we completed our acquisition of substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”), which manufactures and packages private label and co-manufactured pet food and baked treat products and is reported in our Post Consumer Brands segment.
Also on December 1, 2023, we completed our acquisition of Deeside Cereals I Ltd (“Deeside”), a private label cereal manufacturer based in the U.K., which is reported in our Weetabix segment.
For additional information on our acquisitions, refer to Note 5 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Expected Divestiture of Held for Sale Assets and Liabilities
In August 2025, we entered into an agreement to sell 8th Avenue’s pasta business (the “Pasta Business”), which is expected to close in the first quarter of fiscal 2026. During the year ended September 30, 2025, the Pasta Business’s operating results were reported in our Post Consumer Brands segment and its assets and liabilities were classified as held for sale as of September 30, 2025.
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, has been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•inflationary pressures on input costs across all segments of our business and impacts of tariffs (refer to the “Commodity Trends and Seasonality” section below); and

•outbreaks of highly pathogenic avian influenza (“HPAI”), which impacted our Foodservice and Refrigerated Retail segments. During both fiscal 2024 and 2025, we experienced volatility in our egg supply due to continued HPAI outbreaks across the industry, which are expected to continue to drive volatility and may impact our results of operations into fiscal 2026. This trend could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses.
RESULTS OF OPERATIONS

	Year Ended September 30,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$8,158.1	$7,922.7	$235.4	3%

Operating Profit	$799.3	$793.5	$5.8	1%
Interest expense, net	361.4	316.5	44.9	14%
Loss on extinguishment of debt, net	5.8	2.1	3.7	176%
(Income) expense on swaps, net	(6.9)	15.7	(22.6)	(144)%
Other income, net	(5.0)	(12.9)	7.9	61%
Income tax expense	108.7	105.1	3.6	3%
Equity method (earnings) loss, net of tax	(0.5)	0.1	(0.6)	(600)%
Less: Net earnings attributable to noncontrolling interests	0.1	0.2	(0.1)	(50)%
Net Earnings	$335.7	$366.7	$(31.0)	(8)%
Net Sales
Net sales increased $235.4 million, or 3%, during the year ended September 30, 2025, when compared to the prior year, driven by higher net sales within our Foodservice segment, partially offset by lower net sales within our Post Consumer Brands, Refrigerated Retail and Weetabix segments. For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $5.8 million, or 1%, during the year ended September 30, 2025, when compared to the prior year, primarily driven by higher segment profit within our Foodservice and Refrigerated Retail segments, partially offset by lower segment profit within our Post Consumer Brands and Weetabix segments, a goodwill impairment charge of $29.8 million and higher general corporate expenses. For further discussion, refer to “Segment Results” within this section.
Interest Expense, net
Interest expense increased $44.9 million, or 14%, for the year ended September 30, 2025, when compared to the prior year. This increase was driven by higher average outstanding principal amounts of debt and a higher weighted-average interest rate, partially offset by higher interest income compared to the prior year. Our weighted-average interest rate on our total outstanding debt was 5.3% and 5.1% for the years ended September 30, 2025 and 2024, respectively.
For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.
Loss on Extinguishment of Debt, net
During the year ended September 30, 2025, we recognized a net loss of $5.8 million related to the redemption of our outstanding 5.625% senior notes. The net loss included debt premiums paid of $4.4 million and the write-off of debt issuance costs of $1.4 million.
During the year ended September 30, 2024, we recognized a net loss of $2.1 million related to the repayment of our fourth incremental term loan under our second amended and restated credit agreement (as from time to time amended, modified or supplemented, the “Credit Agreement,” and such loan the “Fourth Incremental Term Loan”), the redemption of our 5.75% senior notes and the partial repurchase of our 5.625% senior notes and 4.50% senior notes. The net loss included tender fees and the write-off of debt issuance costs of $6.0 million and net debt premiums paid of $0.7 million, partially offset by the write-off of $4.6 million of unamortized premiums.
For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
(Income) Expense on Swaps, net
During the years ended September 30, 2025 and 2024, we recognized (income) expense on swaps, net of $(6.9) million and $15.7 million, respectively, related to mark-to-market adjustments on our interest rate swaps. For additional information on our interest rate swaps, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.
Income Tax Expense
Our effective income tax rate for fiscal 2025 was 24.5% compared to 22.3% for fiscal 2024. The following table presents the reconciliation of income tax expense with amounts computed at the United States (the “U.S.”) federal statutory tax rate.

	Year Ended September 30,
	2025	2024
Computed tax at federal statutory rate (21%)	$93.3	$99.1
State income tax, net of effect on federal tax	13.7	12.9
Non-deductible compensation	8.8	7.9
Rate differential on foreign income	3.0	1.9
Return-to-provision	(1.2)	1.3
Enacted tax law and changes in deferred tax rates	2.9	0.9
Valuation allowances	(15.5)	(8.4)
Excess tax benefits for share-based payments	(4.8)	(5.6)
Income tax credits	(3.3)	(2.9)
Enhanced deduction for food donations	(1.0)	(1.6)
Non-deductible goodwill impairment charge	6.2	—
Basis differences attributable to equity method investment	4.7	—
Other, net (none in excess of 5% of statutory tax)	1.9	(0.4)
Income tax expense	$108.7	$105.1
On July 4, 2025, the H.R.1 tax law was enacted in the U.S. (the “H.R.1 Tax Act”). The H.R.1 Tax Act includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, such as changes to the timing of certain tax deductions for qualifying depreciable assets, costs of research and development performed in the U.S. and interest expense. The H.R.1 Tax Act has multiple effective dates, beginning in calendar year 2025 and extending through calendar year 2027. The H.R.1 Tax Act did not have a material impact on our income tax expense for the year ended September 30, 2025, but did reduce cash income tax payments during fiscal 2025, and is expected to drive a reduction in cash income tax payments over the next five years.
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
Post Consumer Brands

	Year Ended September 30,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$4,024.6	$4,109.6	$(85.0)	(2)%
Segment Profit	$493.9	$541.2	$(47.3)	(9)%
Segment Profit Margin	12%	13%

Net sales for the Post Consumer Brands segment decreased $85.0 million, or 2%, for the year ended September 30, 2025, when compared to the prior year, driven by lower pet food and cereal and granola volumes, partially offset by the inclusion of three months of 8th Avenue net sales of $242.7 million. Pet food product sales were down $187.9 million, or 11%, driven by 9% lower volumes primarily due to distribution losses and reductions in private label and co-manufactured products, partially offset by the inclusion of two incremental months of Perfection. Cereal and granola product sales were down $97.9 million, or 4%, driven by 4% lower volumes primarily related to category declines, partially offset by the inclusion of three months of 8th Avenue. Nut butters product sales were up $75.3 million, or 72%, primarily due to the inclusion of three months of 8th Avenue. Other product sales were up $125.5 million, driven by the inclusion of three months of 8th Avenue.
Segment profit decreased $47.3 million, or 9%, for the year ended September 30, 2025, when compared to the prior year. This decrease was primarily driven by lower net sales, as previously discussed, and higher employee-related expenses of $29.3 million. These negative impacts were partially offset by lower advertising and consumer spending of $38.0 million and lower product costs of $23.5 million (which was primarily driven by lower volumes, as previously discussed, and lower raw material costs of $36.3 million, partially offset by the inclusion of three months of 8th Avenue product costs of $219.8 million).
Weetabix

	Year Ended September 30,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$542.2	$543.2	$(1.0)	—%
Segment Profit	$74.0	$82.9	$(8.9)	(11)%
Segment Profit Margin	14%	15%
Net sales for the Weetabix segment decreased $1.0 million, or less than 1%, for the year ended September 30, 2025, when compared to the prior year, driven by 5% lower volumes. Volumes decreased primarily due to cereal category declines, the strategic exit of certain low-performing products and lower promotional activity, partially offset by increases in protein-based shakes. These negative impacts were partially offset by a favorable foreign currency exchange impact of $15.8 million and higher average net selling prices primarily due to the annualization of prior year price increases and decreased promotional spending compared to the prior year.
Segment profit decreased $8.9 million, or 11%, for the year ended September 30, 2025, when compared to the prior year, primarily driven by higher raw material costs of $10.3 million.
Foodservice

	Year Ended September 30,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$2,641.0	$2,307.1	$333.9	14%
Segment Profit	$399.7	$308.1	$91.6	30%
Segment Profit Margin	15%	13%
Net sales for the Foodservice segment increased $333.9 million, or 14%, for the year ended September 30, 2025, when compared to the prior year. Egg product sales were up $269.5 million, or 14%, primarily driven by incremental HPAI pricing (partially offset by the pass-through of lower grain costs) and 3% higher volumes. Sales of side dishes were up $15.5 million, or 6%, driven by 6% higher volumes primarily due to the inclusion of seven months of PPI. Sales of all other products were up $48.9 million, primarily driven by protein-based shake sales.
Segment profit increased $91.6 million, or 30%, for the year ended September 30, 2025, when compared to the prior year, driven by higher net sales, as previously discussed, partially offset by higher raw material costs of $157.2 million.

Refrigerated Retail

	Year Ended September 30,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$953.3	$962.2	$(8.9)	(1)%
Segment Profit	$88.3	$75.9	$12.4	16%
Segment Profit Margin	9%	8%
Net sales for the Refrigerated Retail segment decreased $8.9 million, or 1%, for the year ended September 30, 2025, when compared to the prior year, primarily driven by lower side dish and cheese volumes and partially offset by higher average net selling prices. Sales of side dishes decreased $21.4 million, or 4%, driven by 3% lower volumes primarily due to price elasticities. Cheese and other dairy product sales decreased $13.9 million, or 8%, driven by 12% lower volumes primarily due to distribution losses. Egg product sales were up $22.1 million, or 15%, driven by incremental HPAI pricing, partially offset by 2% lower volumes. Sausage sales increased $1.7 million, or 1%, driven by price increases, partially offset by 3% lower volumes. Sales of all other products were up $2.6 million.
Segment profit increased $12.4 million, or 16%, for the year ended September 30, 2025, when compared to the prior year, driven by higher average net selling prices, as previously discussed, lower warehousing costs of $6.3 million and lower freight costs of $5.8 million. These positive impacts were partially offset by higher raw material costs of $25.5 million.
Other Items
General Corporate Expenses and Other

	Year Ended September 30,		Change in
dollars in millions	2025	2024	$	%
General corporate expenses and other	$221.8	$201.7	$20.1	10%
General corporate expenses and other increased $20.1 million, or 10%, for the year ended September 30, 2025, when compared to the prior year. This increase was primarily driven by lapping a prior year gain on bargain purchase of $10.6 million related to our Deeside acquisition, increased net losses related to mark-to-market adjustments on equity security investments of $9.7 million (compared to net gains in the prior year) and increased restructuring and facility closure costs (including accelerated depreciation) of $9.3 million primarily related to our Post Consumer Brands segment. These negative impacts were partially offset by increased net gains related to mark-to-market adjustments on economic hedges of $3.4 million.
Impairment of Goodwill
During the year ended September 30, 2025, we recorded a goodwill impairment charge of $29.8 million related to our Cheese and Dairy reporting unit, which is reported in our Refrigerated Retail segment. There were no goodwill impairment charges recorded during the year ended September 30, 2024. For additional information on our goodwill impairment charge, refer to Note 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the reporting period (for additional information, see Notes 5, 7, 16 and 20 within “Notes to Consolidated Financial Statements” in Item 8 of this report) impacting our liquidity and capital resources:
Fiscal 2025
•$600.0 million principal value issued of 6.250% senior notes;
•$464.9 million principal value of our 5.625% senior notes redeemed at a premium of $4.4 million;
•$500.0 million borrowed under our Revolving Credit Facility (as defined below);
•$60.0 million repaid under our Revolving Credit Facility;
•$111.4 million of leaseback financial liabilities assumed as part of the 8th Avenue acquisition; and
•6.4 million shares of our common stock repurchased at an average share price of $109.81 per share and at a total cost, including accrued excise tax and broker’s commissions, of $714.7 million.
In addition, in August 2025, we entered into an agreement to sell the Pasta Business, which is expected to close in the first quarter of fiscal 2026. We expect to receive approximately $375.0 million in cash and transfer $78.2 million of leaseback financial liabilities (which were classified as held for sale as of September 30, 2025) as part of the transaction.

Fiscal 2024
•$1,000.0 million principal value issued of 6.25% senior secured notes;
•$1,200.0 million principal value issued of 6.375% senior notes;
•entered into a third amendment to our Credit Agreement (the “Third Amendment”), which replaced our previous revolving credit facility in an aggregate principal amount of $750.0 million (the “Old Revolving Credit Facility”) with a new revolving credit facility in an aggregate principal amount of $1,000.0 million (the “New Revolving Credit Facility”), and extended the maturity date of the New Revolving Credit Facility to February 20, 2029, provided that certain criteria are met;
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
•$400.0 million principal value repaid on our Fourth Incremental Term Loan;
•3.0 million shares of our common stock repurchased at an average share price of $101.74 per share and at a total cost, including accrued excise tax and broker’s commissions, of $303.1 million; and
•$50.0 million paid and $50.9 million received related to a structured share repurchase contract.
Sources and Uses of Cash
Historically, we have generated and expect to continue to generate positive cash flows from operations. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, purchase commitments, interest payments, research and development activities, capital expenditures, pension contributions and benefit payments and other financing requirements for the foreseeable future. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our ability to meet our capital needs during or beyond the next twelve months. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business risk factors. We believe that we have sufficient liquidity and cash on hand to satisfy our cash needs. If we are unable to generate sufficient cash flows from operations, or are otherwise unable to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives, which may require waivers under our Credit Agreement and our indentures governing our senior notes, in order to generate additional cash. There can be no assurance that we would be able to obtain additional financing or any such waivers on terms acceptable to us or at all. For additional information on our debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
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
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property. These guarantees are subject to release in certain circumstances.
Our senior notes, other than certain of our senior notes described below, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries). Our 6.25% senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, and our 6.250% and 6.375% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the

Credit Agreement or certain of our other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries). These guarantees are subject to release in certain circumstances.
Our 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing domestic subsidiaries that have guaranteed our other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries under our other senior notes indentures. If, after the date our 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary guarantees any of our existing senior notes or any other debt securities we may issue in the form of senior unsecured notes or convertible or exchangeable notes, then we must cause such subsidiary to become a guarantor for the 2.50% convertible senior notes as well.
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
•    Purchase obligations – Purchase obligations are legally binding agreements to purchase goods, services or equipment that specify all significant terms, including: fixed or minimum quantities to be purchased and/or penalties imposed for failing to meet contracted minimum purchase quantities (such as “take-or-pay” contracts); fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company has long-term ingredient, packaging, utility and information technology commitments used to support our various businesses for periods up to fiscal 2038. Minimum amounts committed to as of September 30, 2025 were $7,382.7 million (with $2,497.3 million due in fiscal 2026), primarily related to long-term egg contracts, open purchase orders and accrued capital expenditures.
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
•    Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, payments for workers’ compensation, general liability and auto liability claim losses, unrecognized tax benefits, leaseback financial liabilities classified as held for sale and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheets as of September 30, 2025.
The following table presents cash flow data, which is discussed below.

	Year Ended September 30,
dollars in millions	2025	2024
Cash provided by (used in):
Operating activities	$998.3	$931.7
Investing activities	(1,419.3)	(677.5)
Financing activities	(188.6)	415.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.5	3.9
Net (decrease) increase in cash, cash equivalents and restricted cash	$(608.1)	$673.7
Operating Activities
Cash provided by operating activities for the year ended September 30, 2025 increased $66.6 million compared to the year ended September 30, 2024. This increase was primarily driven by lower tax payments of $81.8 million, partially offset by cash outflows related to fluctuations in the timing of sales and collections of trade receivables within our Foodservice segment and higher interest payments of $48.9 million.

Investing Activities
Fiscal 2025
Cash used in investing activities for the year ended September 30, 2025 was $1,419.3 million, primarily driven by net cash payments of $920.3 million related to the 8th Avenue and PPI acquisitions and capital expenditures of $510.2 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
Fiscal 2024
Cash used in investing activities for the year ended September 30, 2024 was $677.5 million, primarily driven by capital expenditures of $429.5 million and net cash payments of $248.1 million related to the Perfection and Deeside acquisitions. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
Financing Activities
Fiscal 2025
Cash used in financing activities for the year ended September 30, 2025 was $188.6 million. We received proceeds of $600.0 million from the issuance of our 6.250% senior notes and $500.0 million from borrowings under our Revolving Credit Facility, redeemed $464.9 million principal value of our 5.625% senior notes, repaid $60.0 million under our Revolving Credit Facility and repaid $1.2 million principal value of our municipal bond. In addition, we paid $709.0 million, including broker’s commissions and excise tax payments, for the repurchase of shares of our common stock, paid $5.2 million of debt issuance costs in connection with the issuance of our 6.250% senior notes and paid $4.4 million of debt premiums related to the redemption of our 5.625% senior notes.
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
Debt Covenants
Credit Agreement
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of September 30, 2025, we were in compliance with these financial covenants. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
COMMODITY TRENDS AND SEASONALITY
Our Company is exposed to regular price fluctuations primarily from purchases of raw materials, including ingredients and packaging materials, energy and other supplies. Primary exposures include wheat, oats, rice, corn, other grain products, eggs, sows, pork and other animal proteins and fats, pasta, potatoes and various other vegetables, bakery products, cheese, milk, butter, vegetable oils, dairy- and vegetable-based proteins, sugar and other sweeteners, fruit, peanuts and other nuts, natural gas, electricity, diesel fuel, folding cartons, corrugated containers, flexible film, rigid plastic trays and containers, foam trays, beverage packaging, plastic lined carton board, large format printed bags and steel cans and lids. These costs have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our anticipated production requirements. In addition, we may offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.
Inflationary pressures can have an adverse effect on us through higher raw material, including ingredients and packaging, and energy costs. During both fiscal 2025 and 2024, inflationary pressures on certain input costs eased, while other input costs continued to face inflationary pressures, and we expect this trend to continue into fiscal 2026. In addition, we anticipate that announced tariffs, and any potential future modifications or incremental tariffs, could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. This could impact the cost of, and consumer demand for, our products, including as a result of any potential pricing actions taken to offset increased costs. These trends could have a material adverse impact on our results of operations if we are unable to mitigate the impact on our businesses.
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
CURRENCY
Certain sales and costs of our foreign operations were denominated in currencies other than our reporting currency, primarily Pounds Sterling and Canadian Dollars. Consequently, profits from these businesses can be impacted by fluctuations in the value of these currencies relative to the U.S. Dollar. We incur gains and losses within our shareholders’ equity due to the translation of our financial statements from foreign currencies into U.S. Dollars. Our results of operations may be impacted by the translation of the results of operations of our foreign operations into U.S. Dollars. The exchange rates used to translate our foreign sales into U.S. Dollars positively affected consolidated net sales by less than 1% during the year ended September 30, 2025, and did not have a material impact on our operating profit or net earnings during the year ended September 30, 2025.
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
Various valuation methodologies may be used in estimating the fair value of assets acquired and liabilities assumed based on the nature of the underlying asset or liability. Inventory acquired is valued using a combination of the replacement cost and comparative sales methodologies, while property acquired is valued using a combination of the market and cost approaches. Intangible assets acquired, including customer relationships and trademarks and licensing agreements, are valued using an income-based approach. The income approach utilizes inputs that require significant assumptions for each identifiable intangible asset, including estimates regarding future revenue growth, profitability, discount rates, attrition rates, royalty rates and economic lives. Revenue growth assumptions (along with profitability assumptions) are based on historical trends and management’s expectations for future growth. Discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies. Attrition rates are estimated based on historical customer experience and analysis of comparable peer transactions. Royalty rates are determined based on profit levels, research of external royalty rates by third-party specialists and the relative importance of each trademark to our Company.
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
Indefinite-Lived Assets — We assess indefinite-lived intangible assets for recoverability utilizing a quantitative test whereby the fair value is determined using an income-based approach, which requires significant assumptions for each indefinite-lived asset, including estimates regarding future revenue growth, discount rates and royalty rates. Revenue growth assumptions are based on historical trends and management’s expectations for future growth. The discount rates are based on a risk adjusted weighted-average cost of capital utilizing industry market data of similar companies. Royalty rates are determined based on profit levels, research of external royalty rates by third-party specialists and the relative importance of each brand to our Company. In addition, we assess indefinite-lived intangible assets for any changes in events or circumstances that would warrant a change in their classification from indefinite-lived to definite-lived intangible assets.
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
In fiscal 2025 and 2024, we performed a quantitative impairment test for all indefinite-lived intangible assets and concluded each year there were no impairments. The estimated fair value of all indefinite-lived trademarks and brands exceeded book value by 13% or greater in fiscal 2025 and 9% or greater in fiscal 2024.
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
During the year ended September 30, 2023, we recorded a goodwill impairment charge of $42.2 million related to our Cheese and Dairy reporting unit driven primarily by narrowing of the pricing gap between branded and private label competitors, resulting in distribution losses and declining profitability. During the year ended September 30, 2025, we recorded an additional goodwill impairment charge of $29.8 million, representing the remaining goodwill balance of our Cheese and Dairy reporting unit. The fiscal 2025 impairment charge was primarily driven by the continued narrowing of the pricing gap between branded and private label competitors, resulting in further distribution losses and declining profitability as customers shift to private label and away from grocery into mass merchandise and value channels. The Company did not record a goodwill impairment charge during the year ended September 30, 2024, as all reporting units subjected to the quantitative test passed during fiscal 2024.
In fiscal 2025, our Weetabix reporting unit’s fair value exceeded its carrying value by approximately 8.7% and was impacted by cost inflation as well as U.K. economic pressures negatively impacting consumer spending trends, both of which impacted near-term profitability. We expect these impacts to be transitory in nature; however, inherent risk to the reporting unit’s cash flows remains. If we had increased the discount rate assumption used to estimate the fair value of our Weetabix reporting unit as of the fiscal 2025 annual impairment test by 50 basis points, this isolated change, which is reasonably possible to occur, would have decreased the reporting unit’s fair value in excess of carrying value to 2.1%. The Weetabix reporting unit had a goodwill balance of $941.3 million as of September 30, 2025.
For additional information on the results of our annual goodwill impairment assessment, refer to Note 8 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
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
For both pensions and other postretirement benefit calculations, the assumed discount rates are determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated AA or better by Moody’s Investor Service) corporate bonds as of the measurement date and solving for the single equivalent discount rate that results in the same present value. A one percentage point decrease in the assumed discount rates (from 5.40% to 4.40% for U.S. pension; from 5.27% to 4.27% for U.S. other postretirement benefits; from 4.71% to 3.71% for Canadian pension; from 4.87% to 3.87% for Canadian other postretirement benefits; from 5.02% to 4.02% for supplemental executive retirement plan and from 5.84% to 4.84% for other international pension) would have increased the recorded benefit obligations at September 30, 2025 by approximately $69 million for pensions and approximately $5 million for other postretirement benefits.
The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A one percentage point decrease in the assumed return on plan assets (from 7.00% to 6.00% for U.S. pension; from 6.00% to 5.00% for Canada pension and from 5.89% to 4.89% for other international pension) would have increased the net periodic benefit cost for the pension plans by approximately $7 million. We do not expect to contribute to the combined pension plans in fiscal 2026. Contributions beyond fiscal 2026 remain uncertain and will significantly depend on changes in actuarial assumptions, actual return on plan assets and any legislative or regulatory changes that may affect plan funding requirements. We do not make contributions to our postretirement medical benefit plans. See Note 18 within “Notes to Consolidated Financial Statements” in Item 8 of this report for more information about pension and other postretirement benefit assumptions.
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
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchase of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have changed the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million as of both September 30, 2025 and 2024, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For additional information regarding the Company’s commodity derivative contracts, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. A hypothetical 10% change in the USD-GBP and EUR-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $1 million and $4 million as of September 30, 2025 and 2024, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Interest Rate Risk
Long-term debt
As of September 30, 2025, the Company had outstanding principal value of indebtedness of $7,452.2 million related to its senior notes, borrowings under its Revolving Credit Facility, leaseback financial liabilities (excluding amounts classified as held for sale) and a municipal bond. Of the total $7,452.2 million of outstanding indebtedness, $7,009.2 million bore interest at a weighted-average fixed interest rate of 5.3%. The $440.0 million outstanding borrowings under the Revolving Credit Facility bore interest at a weighted-average variable rate of 5.8% and the Revolving Credit Facility had available borrowing capacity of $537.7 million. As of September 30, 2024, the Company had principal value of indebtedness of $6,845.1 million related to its senior notes and a municipal bond, and the Revolving Credit Facility had available borrowing capacity of $980.0 million. Of the total $6,845.1 million of outstanding indebtedness, $6,840.9 million bore interest at a weighted-average fixed interest rate of 5.2%.
As of September 30, 2025 and 2024, the fair value of the Company’s total debt, excluding any outstanding borrowings under the Revolving Credit Facility, leaseback financial liabilities and a municipal bond, was $6,999.6 million and $6,880.7 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% change in interest rates would have changed the fair value of the fixed rate debt by approximately $102 million and $109 million as of September 30, 2025 and 2024, respectively. A hypothetical 10% change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during the years ended September 30, 2025 and 2024.
For additional information regarding the Company’s debt, refer to Note 16 within “Notes to Consolidated Financial Statements” in Item 8 of this report.
Interest rate swaps
As of both September 30, 2025 and 2024, the Company had interest rate swaps with a notional value of $300.0 million. A hypothetical 10% change in interest rates would have changed the fair value of the interest rate swaps by approximately $8 million and $9 million as of September 30, 2025 and 2024, respectively.
For additional information regarding the Company’s interest rate swap contracts, refer to Note 13 within “Notes to Consolidated Financial Statements” in Item 8 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Post Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Post Holdings, Inc. and its subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded 8th Avenue Food & Provisions, Inc. (“8th Avenue”) from its assessment of internal control over financial reporting as of September 30, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded 8th Avenue from our audit of internal control over financial reporting. 8th Avenue is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 5% or $653.1 million and 3% or $242.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2025.
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
Goodwill Impairment Assessment – Weetabix Reporting Unit
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $4,844.7 million as of September 30, 2025, and the goodwill associated with the Weetabix reporting unit was $941.3 million. Management conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. In fiscal 2025, the Weetabix reporting unit’s fair value exceeded its carrying value by approximately 8.7% and was impacted by cost inflation as well as U.K. economic pressures negatively impacting consumer spending trends, both of which impacted near-term profitability. The estimated fair value of each reporting unit is determined using a combined income and market approach with a greater weighting on the income approach. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements, and discount rates. The market approach is based on a market multiple (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data for comparable peers.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Weetabix reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Weetabix reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenue, profitability, the discount rate, and the revenue and EBITDA market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Weetabix reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future revenue, profitability, the discount rate, and the revenue and EBITDA market multiples. Evaluating management’s assumptions related to future revenue involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Weetabix reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and market approaches and (ii) the reasonableness of the discount rate and the revenue and EBITDA market multiples assumptions.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 21, 2025

We have served as the Company’s auditor since 2011.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended September 30,
	2025	2024	2023
Net Sales	$8,158.1	$7,922.7	$6,991.0
Cost of goods sold	5,818.7	5,617.8	5,109.3
Gross Profit	2,339.4	2,304.9	1,881.7
Selling, general and administrative expenses	1,308.6	1,330.4	1,078.4
Amortization of intangible assets	200.8	184.6	160.7
Impairment of goodwill	29.8	—	42.2
Other operating expense (income), net	0.9	(3.6)	1.5
Operating Profit	799.3	793.5	598.9
Interest expense, net	361.4	316.5	279.1
Loss (gain) on extinguishment of debt, net	5.8	2.1	(40.5)
(Income) expense on swaps, net	(6.9)	15.7	(39.9)
Other income, net	(5.0)	(12.9)	(12.7)
Earnings before Income Taxes and Equity Method (Earnings) Loss	444.0	472.1	412.9
Income tax expense	108.7	105.1	99.7
Equity method (earnings) loss, net of tax	(0.5)	0.1	0.3
Net Earnings Including Noncontrolling Interests	335.8	366.9	312.9
Less: Net earnings attributable to noncontrolling interests	0.1	0.2	11.6
Net Earnings	$335.7	$366.7	$301.3

Earnings per Common Share:
Basic	$5.98	$6.12	$5.21
Diluted	$5.51	$5.64	$4.82

Weighted-Average Common Shares Outstanding:
Basic	56.1	59.9	60.0
Diluted	62.9	66.9	67.0

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2025	2024	2023
Net Earnings Including Noncontrolling Interests	$335.8	$366.9	$312.9
Pension and postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	(5.8)	(7.8)	3.4
Reclassifications to net earnings	1.0	(0.8)	(4.8)
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	5.4	149.0	126.4
Tax benefit (expense) on other comprehensive income (loss):
Pension and other postretirement benefits adjustments:
Unrealized pension and other postretirement benefit obligations	2.0	2.3	(0.3)
Reclassifications to net earnings	(0.4)	0.1	1.1
Total Other Comprehensive Income Including Noncontrolling Interests	2.2	142.8	125.8
Less: Comprehensive income attributable to noncontrolling interests	—	1.5	9.6
Total Comprehensive Income	$338.0	$508.2	$429.1

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$176.7	$787.4
Restricted cash	6.1	3.5
Receivables, net	735.4	582.9
Inventories	875.0	754.2
Current assets held for sale	116.3	—
Prepaid expenses and other current assets	115.4	103.6
Total Current Assets	2,024.9	2,231.6
Property, net	2,698.7	2,311.7
Goodwill	4,844.7	4,700.7
Other intangible assets, net	3,014.6	3,146.0
Other assets held for sale	424.8	—
Other assets	520.7	464.2
Total Assets	$13,528.4	$12,854.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.2	$1.2
Accounts payable	624.0	483.8
Current liabilities held for sale	55.5	—
Other current liabilities	532.4	459.9
Total Current Liabilities	1,213.1	944.9
Long-term debt	7,421.7	6,811.6
Deferred income taxes	638.5	653.0
Other liabilities held for sale	119.7	—
Other liabilities	371.6	343.4
Total Liabilities	9,764.6	8,752.9

Commitments and Contingencies (See Note 17)

Shareholders’ Equity
Preferred stock, $0.01 par value, 50.0 shares authorized; zero shares outstanding in each year	—	—
Common stock, $0.01 par value, 300.0 shares authorized; 52.8 and 58.4 shares outstanding, respectively	0.9	0.9
Additional paid-in capital	5,370.7	5,331.5
Retained earnings	2,118.9	1,783.2
Accumulated other comprehensive income	8.7	6.4
Treasury stock, at cost, 40.7 and 34.3 shares, respectively	(3,746.1)	(3,031.4)
Total Shareholders’ Equity Excluding Noncontrolling Interests	3,753.1	4,090.6
Noncontrolling interests	10.7	10.7
Total Shareholders’ Equity	3,763.8	4,101.3
Total Liabilities and Shareholders’ Equity	$13,528.4	$12,854.2

 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2025	2024	2023
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$335.8	$366.9	$312.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	524.3	476.9	407.1
Impairment of goodwill	29.8	—	42.2
Loss (gain) on extinguishment of debt, net	5.8	2.1	(40.5)
Unrealized (gain) loss on interest rate swaps, foreign exchange contracts and warrant liabilities, net	(5.2)	29.2	(44.3)
Non-cash stock-based compensation expense	81.6	84.4	77.2
Equity method (earnings) loss, net of tax	(0.5)	0.1	0.3
Deferred income taxes	4.6	(35.5)	(22.9)
Non-cash gain on write-off of deferred underwriting commissions	—	—	(10.7)
Other, net	18.3	(5.8)	19.5
Other changes in operating assets and liabilities, net of business acquisitions and held for sale assets and liabilities:
(Increase) decrease in receivables, net	(98.8)	(19.5)	30.6
Decrease (increase) in inventories	4.5	63.3	(31.9)
(Increase) decrease in prepaid expenses and other current assets	(14.6)	(49.7)	50.2
Decrease (increase) in other assets	28.4	(1.6)	(17.0)
Increase (decrease) in accounts payable and other current liabilities	80.9	2.4	(29.9)
Increase in non-current liabilities	3.4	18.5	7.5
Net Cash Provided by Operating Activities	998.3	931.7	750.3
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(920.3)	(248.1)	(715.2)
Return of subsidiary investments held in trust account	—	—	345.0
Additions to property	(510.2)	(429.5)	(303.0)
Proceeds from sale of property	12.2	0.6	1.3
Other, net	(1.0)	(0.5)	2.6
Net Cash Used in Investing Activities	(1,419.3)	(677.5)	(669.3)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,100.0	2,845.0	530.0
Repayments of debt, net of discounts	(526.1)	(2,041.6)	(306.9)
Payments of debt issuance costs, deferred financing fees and tender fees	(5.2)	(35.0)	(3.1)
Payments of debt premiums	(4.4)	(8.6)	—
Purchases of treasury stock	(709.0)	(300.7)	(387.1)
Redemption of Post Holdings Partnering Corporation Series A common stock	—	—	(312.5)
Financing portion of cash paid for rate-lock interest rate swaps	—	—	(43.5)
Payment for share repurchase contracts	—	(50.0)	—
Proceeds from share repurchase contracts	—	50.9	—
Other, net	(43.9)	(44.4)	(32.6)
Net Cash (Used in) Provided by Financing Activities	(188.6)	415.6	(555.7)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1.5	3.9	1.8
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(608.1)	673.7	(472.9)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	790.9	117.2	590.1
Cash, Cash Equivalents and Restricted Cash, End of Year	$182.8	$790.9	$117.2

 See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Post Holdings, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock				Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Retirement Benefit Adjustments, net of tax	Hedging Adjustments, net of tax	Foreign Currency Translation Adjustments	Treasury Stock	Non-Controlling Interests	Total Shareholders’ Equity
Balance, September 30, 2022	—	$—	58.7	$0.9	$4,748.2	$1,109.0	$(29.7)	$74.8	$(308.0)	$(2,341.2)	$11.7	$3,265.7
Net earnings	—	—	—	—	—	301.3	—	—	—	—	—	301.3
Post Holdings Partnering Corporation deemed dividend	—	—	—	—	—	6.2	—	—	—	—	—	6.2
Issuance of common stock	—	—	6.1	—	492.3	—	—	—	—	—	—	492.3
Activity under stock and deferred compensation plans	—	—	—	—	(29.6)	—	—	—	—	—	—	(29.6)
Non-cash stock-based compensation expense	—	—	—	—	77.2	—	—	—	—	—	—	77.2
Purchases of treasury stock	—	—	(4.4)	—	—	—	—	—	—	(387.1)	—	(387.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(0.6)	—	—	—	—	(0.6)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	128.4	—	(2.0)	126.4
Balance, September 30, 2023	—	$—	60.4	$0.9	$5,288.1	$1,416.5	$(30.3)	$74.8	$(179.6)	$(2,728.3)	$9.2	$3,851.3
Net earnings	—	—	—	—	—	366.7	—	—	—	—	—	366.7
Issuance of common stock	—	—	1.0	—	—	—	—		—	—	—	—
Activity under stock and deferred compensation plans	—	—	—	—	(41.9)	—	—	—	—	—	—	(41.9)
Non-cash stock-based compensation expense	—	—	—	—	84.4	—	—	—	—	—	—	84.4
Purchases of treasury stock	—	—	(3.0)	—	—	—	—	—	—	(303.1)	—	(303.1)
Payment for share repurchase contracts	—	—	—	—	(50.0)	—	—	—	—		—	(50.0)
Proceeds from share repurchase contracts	—	—	—	—	50.9	—	—	—	—	—	—	50.9
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(6.2)	—	—	—	—	(6.2)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	147.7	—	1.3	149.0
Balance, September 30, 2024	—	$—	58.4	$0.9	$5,331.5	$1,783.2	$(36.5)	$74.8	$(31.9)	$(3,031.4)	$10.7	$4,101.3

Net earnings	—	—	—	—	—	335.7	—	—	—	—	—	335.7
Issuance of common stock	—	—	0.8	—	—	—	—	—	—	—	—	—
Activity under stock and deferred compensation plans	—	—	—	—	(42.4)	—	—	—	—	—	—	(42.4)
Non-cash stock-based compensation expense	—	—	—	—	81.6	—	—	—	—	—	—	81.6
Purchases of treasury stock	—	—	(6.4)	—	—	—	—	—	—	(714.7)	—	(714.7)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	0.1	0.1
Net change in retirement benefits, net of tax	—	—	—	—	—	—	(3.2)	—	—	—	—	(3.2)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	5.5	—	(0.1)	5.4
Balance, September 30, 2025	—	$—	52.8	$0.9	$5,370.7	$2,118.9	$(39.7)	$74.8	$(26.4)	$(3,746.1)	$10.7	$3,763.8

See accompanying Notes to Consolidated Financial Statements.

POST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share information and where indicated otherwise)
NOTE 1 — BACKGROUND
Post is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice and food ingredient categories. The Company’s products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce. As of September 30, 2025, Post operates in four reportable segments: Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. The Post Consumer Brands segment includes primarily North American ready-to-eat (“RTE”) cereal and granola, pet food and nut butters; the Weetabix segment includes primarily United Kingdom (“U.K.”) RTE cereal, muesli and protein-based shakes; the Foodservice segment includes primarily egg and potato products; and the Refrigerated Retail segment includes primarily side dish, egg, cheese and sausage products.
Unless otherwise stated or the context otherwise indicates, all references in these financial statements and notes to “Post,” “the Company,” “us,” “our” or “we” mean Post Holdings, Inc. and its subsidiaries.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the operations of Post and its subsidiaries. All intercompany transactions have been eliminated. Certain reclassifications have been made to previously reported financial information to conform to the Company’s current year presentation.
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
Restricted Cash — Restricted cash includes cash deposits which primarily serve as collateral for certain commodity and energy hedging contracts as well as the Company’s high deductible workers’ compensation insurance program.
Receivables — Receivables are reported net of appropriate allowances for credit losses, cash discounts and other amounts which the Company does not ultimately expect to collect. To calculate an allowance for credit losses, the Company estimates uncollectible amounts based on a review of past due balances, historical loss information and expectations regarding potential future losses. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or they are otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. As of September 30, 2025 and 2024, the Company did not have off-balance sheet credit exposure related to its customers. The Weetabix segment sells certain receivables to a third-party institution without recourse. Receivables sold during the years ended September 30, 2025 and 2024 were $97.0 and $95.6, respectively. See Note 5 for information regarding the Company’s monthly settlement of receivables and payables with a third party through an arrangement that was in place through the first quarter of fiscal 2025 in connection with its fiscal 2023 acquisition.
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
Restructuring Expenses — Restructuring expenses and related charges principally consist of one-time termination benefits, severance, contract termination costs, accelerated stock compensation and other employee separation costs. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans.
Held for Sale Assets and Liabilities — Assets and liabilities are classified as held for sale if the Company has committed to a plan for selling the assets and liabilities, is actively and reasonably marketing them and sale is reasonably expected within one year. The fair value of assets and liabilities held for sale is measured on a non-recurring basis based on the lower of the carrying amount or fair value less costs to sell. When applicable, the fair value is adjusted to reflect an offer to purchase the assets. As of September 30, 2025, the assets and liabilities classified as held for sale were recorded at their fair values. These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 14. Assets held for sale are included in “Current assets held for sale” and “Other assets held for sale” on the Consolidated Balance Sheets. Liabilities held for sale are included in “Current liabilities held for sale” and “Other liabilities held for sale” on the Consolidated Balance Sheets. See Note 7 for additional information regarding assets and liabilities held for sale.
Property — Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 1 to 30 years for machinery and equipment; 1 to 40 years for buildings, building improvements and leasehold improvements; and 1 to 7 years for software. Total depreciation expense was $322.5, $291.0 and $245.3 in fiscal 2025, 2024 and 2023, respectively. Any gains and losses incurred on the sale or disposal of assets are included in “Other operating expense (income), net” in the Consolidated Statements of Operations. Ordinary repair and maintenance costs are accounted for under the direct expensing method. Property consisted of:

	September 30,
	2025	2024
Land and land improvements	$127.7	$121.7
Buildings and leasehold improvements	1,329.9	1,122.7
Machinery and equipment	3,158.2	2,663.0
Software	128.8	116.6
Construction in progress	210.7	312.1
	4,955.3	4,336.1
Accumulated depreciation	(2,256.6)	(2,024.4)
	$2,698.7	$2,311.7
Goodwill — Goodwill is calculated as the excess of the purchase price of acquired businesses over the fair market value of their identifiable net assets and represents the value the Company expects to achieve through the implementation of operational synergies, the expansion of the business into new or growing segments of the industry and the addition of new employees. The Company conducts a goodwill impairment assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment assessment performed may be either qualitative or quantitative; however, if adverse qualitative trends are identified that could negatively impact the fair value of the business, a quantitative goodwill impairment test is performed. In fiscal 2025, 2024 and 2023, the Company performed a quantitative impairment test for all reporting units.
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
See Note 8 for additional information on goodwill and the annual goodwill impairment assessments for the years ended September 30, 2025, 2024 and 2023.
Other Intangible Assets — Other intangible assets consist primarily of customer relationships, trademarks, brands and licensing agreements acquired in business combinations and include both indefinite and definite-lived assets. Amortization expense related to definite-lived intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $200.8, $184.6 and $160.7 in fiscal 2025, 2024 and 2023, respectively. For the definite-lived intangible assets recorded as of September 30, 2025, amortization expense of $206.8, $206.8, $201.6, $190.6 and $190.6 is expected for fiscal 2026, 2027, 2028, 2029 and 2030, respectively. Other intangible assets consisted of:

	September 30, 2025			September 30, 2024
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Customer relationships	$2,699.8	$(1,225.3)	$1,474.5	$2,633.3	$(1,084.1)	$1,549.2
Trademarks, brands and licensing agreements	1,132.4	(406.3)	726.1	888.3	(348.4)	539.9
	3,832.2	(1,631.6)	2,200.6	3,521.6	(1,432.5)	2,089.1
Not subject to amortization:
Trademarks and brands	814.0	—	814.0	1,056.9	—	1,056.9
	$4,646.2	$(1,631.6)	$3,014.6	$4,578.5	$(1,432.5)	$3,146.0
During fiscal 2025, the Company determined that one of its brands, which was classified as an indefinite-lived intangible asset, was no longer expected to contribute to cash flows indefinitely. As such, the intangible asset’s carrying value of $243.9 was reclassified as a definite-lived intangible asset, and the Company began amortizing the carrying value on a straight-line basis over an estimated useful life of 20 years. Prior to the reclassification, the Company concluded there was no impairment of the indefinite-lived intangible asset.
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
The quantitative trademark and brand impairment tests require the Company to compare the calculated fair value of the trademark or brand to its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value is determined using an income-based approach, which requires significant assumptions for each trademark and brand, including estimates regarding future revenue growth, discount rates and royalty rates. Assumptions are determined after consideration of several factors for each trademark and brand, including profit levels, research of external royalty rates by third-party experts and the relative importance of each trademark and brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by trademark and brand. The discount rate is based on a weighted-average cost of capital utilizing industry market data of similar companies.
In fiscal 2025, 2024 and 2023, the Company performed a quantitative impairment test for all indefinite-lived intangible assets and concluded for each year there were no impairments. The estimated fair value of all indefinite-lived trademarks and brands exceeded book value by 13% or greater in fiscal 2025 and 9% or greater in fiscal 2024. These fair value measurements fall within Level 3 of the fair value hierarchy as described in Note 14.
In addition, definite-lived assets (groups) are tested for recoverability when events or changes in circumstances indicate that the carrying value of an asset (group) may not be recoverable or the estimated useful life is no longer appropriate. The Company groups assets at the lowest level for which cash flows are separately identifiable. In general, an asset (group) is deemed impaired and written down to its fair value if the estimated related undiscounted future cash flows are less than its carrying amount. There were no impairments recorded on the Company’s definite-lived assets (groups) in fiscal 2025, 2024 or 2023.

Software Implementation Costs — For software arrangements that are service contracts, the Company capitalizes certain implementation costs incurred during the development stage of the related project. Capitalized software implementation costs are expensed on a straight-line basis over the term of the software service arrangement, beginning when the software is ready for its intended use. Total capitalized software implementation costs for software service arrangements are recorded in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheets and were $38.6 and $36.5 as of September 30, 2025 and 2024, respectively. Capitalized software implementation costs expensed during fiscal 2025, 2024 and 2023 were immaterial.
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
Derivative Financial Instruments — In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchases of raw materials, including ingredients and packaging, energy and fuel, interest rate risks and foreign currency exchange rate risks. The Company utilizes derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.
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
The Company assumed certain leaseback financial liabilities related to an acquiree’s agreements with a third party to sell and concurrently lease back certain manufacturing facilities. The agreements did not qualify as sale and leaseback transactions under ASC Topic 842, “Leases,” and therefore were accounted for as leaseback financial liabilities. Accordingly, the leased assets associated with the agreements are included in “Property, net” on the Consolidated Balance Sheets and remain subject to depreciation. The leaseback financial liabilities assumed related to the agreements are recorded within “Long-term debt” on the Consolidated Balance Sheets. See Note 16 for additional information regarding the leaseback financial liabilities.
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
Cost of Goods Sold — Cost of goods sold includes, among other things, inbound and outbound freight costs (including for the Company-owned fleets) and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Storage and other warehousing costs totaled $339.4, $335.0 and $263.2 in fiscal 2025, 2024 and 2023, respectively.
Advertising — Advertising costs are expensed as incurred except for costs of producing media advertising, such as television commercials or magazine or online advertisements, which are deferred until the first time the advertising takes place and amortized to the statement of operations over the time the advertising takes place. The amounts reported as assets on the Consolidated Balance Sheets as “Prepaid expenses and other current assets” were immaterial as of both September 30, 2025 and 2024.
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
Earnings per Share — The Company has presented basic and diluted earnings per share. Basic earnings per share is based on the average number of shares of common stock outstanding during the year. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, stock appreciation rights and restricted stock units using the “treasury stock” method and convertible senior notes using the “if-converted” method.
Remeasurements to the redemption value of the redeemable noncontrolling interest (“NCI”) prior to the Post Holdings Partnering Corporation redemption (see Note 4) were recognized as a deemed dividend. The Company made an election to treat the portion of the deemed dividend that exceeded fair value as an adjustment to income available to common shareholders for basic and diluted earnings per share. In addition, dilutive net earnings are adjusted for interest expense, net of tax, related to the Company’s convertible senior notes.
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
Recently Issued
In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU is effective for fiscal years beginning after December 15, 2027 (i.e., the Company’s annual financial statements for the year ended September 30, 2029), with early adoption permitted. This ASU can be adopted either (i) prospectively, (ii) using a modified transition approach or (iii) retrospectively. The Company is currently evaluating the impact of this standard.
In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU is effective for fiscal years beginning after December 15, 2026 (i.e., the Company’s annual financial statements for the year ended September 30, 2028) and for interim periods within fiscal years beginning after December 15, 2027 (i.e., the Company’s interim financial statements for the three months ended December 31, 2028), with early adoption permitted. This ASU can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.
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
Recently Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the fourth quarter of fiscal 2025 and the updated disclosures were applied retrospectively for all periods presented (see Note 21). There were no other impacts of this standard to the Company’s financial statements.
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
On May 30, 2023, PHPC redeemed all of the outstanding public shares of PHPC Series A Common Stock (the “PHPC Redemption”). Each share of PHPC Series A Common Stock was redeemed for approximately $10.24 per share, representing the per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to pay taxes or dissolution expenses, divided by the number of then outstanding shares of PHPC Series A Common Stock. In connection with the PHPC Redemption, during the year ended September 30, 2023:
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

The following table summarizes the effects of changes in the Company’s redeemable NCI on the Company’s equity for the year ended September 30, 2023 through the PHPC Redemption.

Net earnings attributable to redeemable NCI	$12.1
Redemption value adjustment	(5.9)
PHPC deemed dividend	$6.2
The following table summarizes the changes to the Company’s redeemable NCI for the year ended September 30, 2023 through the PHPC Redemption.

Balance, beginning of year	$306.6
Net earnings attributable to redeemable NCI	12.1
PHPC deemed dividend	(6.2)
Redemption of PHPC Series A Common Stock	(312.5)
Balance, end of year	$—
8th Avenue
Prior to July 1, 2025, the Company had a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that was accounted for using the equity method and transactions between the Company and 8th Avenue were considered related party transactions. On July 1, 2025, the Company completed its acquisition of all of the preferred stock and the remaining 39.5% common equity interest that it did not already own in 8th Avenue. Subsequent to the acquisition, the results of 8th Avenue were consolidated with the results of Post and transactions between Post and 8th Avenue were no longer classified as related party transactions. See Note 5 for additional information regarding the acquisition.
In determining the accounting treatment of the 60.5% common equity interest prior to the acquisition, management concluded that 8th Avenue was not a variable interest entity (“VIE”) as defined by ASC Topic 810, “Consolidation,” and as such, 8th Avenue was evaluated under the voting interest model. Based on the terms of 8th Avenue’s governing documents as in effect prior to July 1, 2025, management determined that the Company did not have a controlling voting interest in 8th Avenue due to substantive participating rights held by third parties associated with the governance of 8th Avenue. However, Post had significant influence, and therefore, the use of the equity method of accounting was required.
During fiscal 2022, 8th Avenue’s equity method loss attributable to Post exceeded the Company’s remaining investment in 8th Avenue. As such, in accordance with ASC Topic 323, “Investments — Equity Method and Joint Ventures,” the Company discontinued applying the equity method to the investment after reducing the balance of the investment to zero. The Company’s investment in 8th Avenue was zero immediately prior to the acquisition and at September 30, 2024, and there was no equity method gain (loss) attributable to 8th Avenue recognized during the years ended September 30, 2025, 2024, or 2023.
During the year ended September 30, 2025 prior to the acquisition, the Company had net sales to 8th Avenue of $6.5 and purchases from and royalties paid to 8th Avenue of $57.7. During the years ended September 30, 2024 and 2023, the Company had net sales to 8th Avenue of $7.0 and $8.0, respectively, and purchases from and royalties paid to 8th Avenue of $80.2 and $83.9, respectively. Sales and purchases between the Company and 8th Avenue prior to the acquisition were all made at arm’s-length.
The Company had current payables with 8th Avenue of $14.2 at September 30, 2024, which were included in “Accounts payable” on the Consolidated Balance Sheets and primarily related to related party purchases and royalties. Other related party balances between the Company and 8th Avenue were immaterial as of September 30, 2024.
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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50% of Alpen’s common stock with no other indicators of control and, accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $4.5 and $4.0 at September 30, 2025 and 2024, respectively, and was included in “Other assets” on the Consolidated Balance Sheets.
BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of BellRing.
Comet Processing, Inc. (“Comet”), a wholly-owned subsidiary of the Company, has a co-packing agreement with Premier Nutrition Company, LLC (“Premier Nutrition”), a subsidiary of BellRing (the “Co-Packing Agreement”). Under the Co-Packing Agreement, Premier Nutrition procures certain packaging materials for Comet that Comet utilizes in the production of protein-based shakes for Premier Nutrition. In December 2023, in accordance with the terms of the Co-Packing Agreement, Comet began manufacturing protein-based shakes for Premier Nutrition. Net sales of protein-based shakes to Premier Nutrition were $57.5 for the year ended September 30, 2025, and the Company had a current receivable with Premier Nutrition of $3.4 related to these sales at September 30, 2025, which was included in “Receivables, net” on the Consolidated Balance Sheets. Net sales of protein-based shakes to Premier Nutrition were immaterial during the year ended September 30, 2024 and there were no sales of protein-based shakes to Premier Nutrition during the year ended September 30, 2023. Other related party transactions and balances between the Company and BellRing were immaterial as of and for the years ended September 30, 2025, 2024 and 2023.
NOTE 5 — BUSINESS COMBINATIONS
Fiscal 2025
8th Avenue
On July 1, 2025, the Company completed its acquisition of all of the preferred stock and the remaining 39.5% common equity interest that it did not already own in 8th Avenue for a preliminary purchase price of $798.8, which included the retirement of all of 8th Avenue’s outstanding debt (excluding leaseback financial liabilities). As part of the acquisition, Post also assumed $111.4 of leaseback financial liabilities of 8th Avenue. 8th Avenue is a manufacturer and distributor of branded and private label dry pasta and private label nut butters, granola and dried fruit and nut products and is reported in the Post Consumer Brands segment. The acquisition was completed using cash on hand and borrowings under the Revolving Credit Facility (as defined in Note 16).
Based upon the preliminary purchase price allocation, the Company recorded $20.0 of trademarks and $200.0 of customer relationships, which are both being amortized over a weighted-average useful life of 12 years. Net sales and operating loss included in the Consolidated Statements of Operations attributable to 8th Avenue were $242.7 and $21.4, respectively, for the year ended September 30, 2025. Preliminary values of 8th Avenue are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change. The goodwill generated by the Company’s acquisition of 8th Avenue is not expected to be deductible for U.S. income tax purposes.
PPI
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
Based upon the final purchase price allocation, the Company recorded $5.7 of customer relationships, which are being amortized over a weighted-average useful life of 13 years. Net sales and operating loss included in the Consolidated Statements of Operations attributable to PPI were $17.4 and $2.7, respectively, for the year ended September 30, 2025. The goodwill generated by the Company’s acquisition of PPI is expected to be deductible for U.S. income tax purposes, and was allocated between the Refrigerated Retail and Foodservice segments (see Note 8).

Purchase Price Allocations
The following table presents the purchase price allocations, including immaterial measurement period adjustments, related to the fiscal 2025 acquisitions based upon the fair values of assets acquired and liabilities assumed as of September 30, 2025.

	PPI	8th Avenue
Cash and cash equivalents	$5.1	$2.9
Receivables, net	3.3	104.8
Inventories	1.9	182.7
Prepaid expenses and other current assets	0.1	9.3
Property, net	48.8	298.4
Other intangible assets, net	5.7	220.0
Other assets	—	44.7
Accounts payable	(0.4)	(101.1)
Other current liabilities	(0.5)	(53.6)
Long-term debt (a)	—	(111.4)
Deferred income taxes	—	(7.0)
Other liabilities	—	(37.0)
Total identifiable net assets	64.0	552.7
Goodwill	65.5	246.1
Fair value of total consideration transferred	$129.5	$798.8
(a)Long-term debt represents leaseback financial liabilities that were assumed by Post as part of the 8th Avenue acquisition. See Notes 2 and 16 for additional information on leaseback financial liabilities.
Acquisition-related costs for fiscal 2025 acquisitions were immaterial during the year ended September 30, 2025.
Fiscal 2024
Perfection
On December 1, 2023, the Company completed its acquisition of substantially all of the assets of Perfection Pet Foods, LLC (“Perfection”) for $235.0, subject to working capital adjustments and other adjustments, resulting in a payment at closing of $238.8. Perfection manufactures and packages private label and co-manufactured pet food and baked treat products and is reported in the Post Consumer Brands segment. The acquisition was completed using cash on hand, including borrowings under the Revolving Credit Facility. During the year ended September 30, 2024, the Company reached a final settlement of net working capital, resulting in an amount received by the Company of $4.6.
Deeside
Also on December 1, 2023, the Company completed its acquisition of Deeside Cereals I Ltd (“Deeside”) for £11.3 million (approximately $14.3). The acquisition was completed using cash on hand. Deeside is a producer of private label cereals in the U.K. and is reported in the Weetabix segment. Based upon the final purchase price allocation as of September 30, 2024, the Company identified and recorded $24.9 of net assets, which exceeded the purchase price paid for Deeside. As a result, the Company recorded a gain on bargain purchase of $10.6 during the year ended September 30, 2024, which was included in “Other operating expense (income), net” in the Consolidated Statements of Operations.
Fiscal 2023
Pet Food
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

In connection with the Pet Food acquisition, the Company and Smucker entered into a transition services agreement (the “TSA”) pursuant to which Smucker provided certain Pet Food support services to Post for a transition period of 18 months following the close of the acquisition based on the terms set forth in the TSA, which was in place through the first quarter of fiscal 2025. Pet Food support services included, but were not limited to, certain sales, marketing, finance, information technology, procurement and supply chain services. During the years ended September 30, 2025, 2024 and 2023, Post incurred $1.0, $16.0 and $10.0, respectively, related to TSA fees, which were recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations. In accordance with the terms of the TSA, Smucker collected sales receivables from and remitted payments to customers and vendors, respectively, in accordance with Smucker’s existing contractual terms. Pet Food receivables and payables were settled between Post and Smucker monthly on a net basis per the terms of the TSA. As of September 30, 2024, the Company had recorded a net receivable due from Smucker of $51.5, which was recorded within “Receivables, net” on the Consolidated Balance Sheets.
Unaudited Pro Forma Information
The following unaudited pro forma information presents a summary of the results of operations of the Company combined with the results of the fiscal 2025 8th Avenue and PPI acquisitions, the fiscal 2024 Perfection acquisition and the fiscal 2023 Pet Food acquisition for the periods presented as if the fiscal 2025 8th Avenue and PPI acquisitions had occurred on October 1, 2023, the fiscal 2024 Perfection acquisition had occurred on October 1, 2022 and the fiscal 2023 Pet Food acquisition had occurred on October 1, 2021, along with certain pro forma adjustments. The results of operations for the fiscal 2024 Deeside acquisition were immaterial for presentation within the following unaudited pro forma information. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation expense based upon the fair value of assets acquired, acquisition-related costs, inventory revaluation adjustments, interest expense, TSA fees and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the 8th Avenue, PPI, Perfection and Pet Food acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	Year Ended September 30,
	2025	2024	2023
Pro forma net sales	$8,865.4	$8,998.3	$8,156.0
Pro forma net earnings (a)	$350.8	$377.7	$350.9
Pro forma basic earnings per common share	$6.25	$6.30	$5.73
Pro forma diluted earnings per common share	$5.75	$5.80	$5.31
(a)Non-recurring pro forma adjustments included $22.0 of 8th Avenue inventory revaluation adjustments and $16.1 of Pet Food acquisition-related costs. Pro forma net earnings for the year ended September 30, 2025 were adjusted to exclude the 8th Avenue inventory revaluation adjustments and pro forma net earnings for the year ended September 30, 2024 were adjusted to include these costs. Pro forma net earnings for the year ended September 30, 2023 were adjusted to exclude the Pet Food acquisition-related costs.
NOTE 6 — RESTRUCTURING
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

	Lancaster Facility	Sparks Facility	Cobourg Facility	Total
Balance, September 30, 2023	$—	$—	$—	$—
Charge to expense	7.4	—	—	7.4
Cash payments	(0.2)	—	—	(0.2)
Non-cash charges	—	—	—	—
Balance, September 30, 2024	$7.2	$—	$—	$7.2
Charge to expense	0.6	4.7	4.2	9.5
Cash payments	(8.2)	(1.5)	—	(9.7)
Non-cash charges	0.4	—	—	0.4
Balance, September 30, 2025	$—	$3.2	$4.2	$7.4

Total expected restructuring charges	$8.0	$7.1	$7.0	$22.1
Cumulative restructuring charges incurred to date	8.0	4.7	4.2	16.9
Remaining expected restructuring charge	$—	$2.4	$2.8	$5.2
Any pension costs related to the Cobourg Facility closure are not included in the above restructuring charges and associated liabilities as the costs are pending valuation by a third-party specialist and could not be reasonably estimated as of the date of this report. Restructuring charges of $9.5 and $7.4 were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the years ended September 30, 2025 and 2024, respectively. No restructuring charges were incurred during the year ended September 30, 2023.
NOTE 7 — AMOUNTS HELD FOR SALE
In August 2025, the Company entered into an agreement to sell 8th Avenue’s pasta business (the “Pasta Business”), which is expected to close in the first quarter of fiscal 2026. As such, the assets and liabilities of the Pasta Business were reclassified as held for sale as of September 30, 2025. These held for sale assets and liabilities and the results of the Pasta Business are reported in the Post Consumer Brands segment.

The following table presents the major classes of assets and liabilities comprising “Current assets held for sale,” “Other assets held for sale,” “Current liabilities held for sale” and “Other liabilities held for sale” on the Consolidated Balance Sheets as of September 30, 2025. There were no assets or liabilities held for sale at September 30, 2024.

Receivables, net	$54.6
Inventories	58.9
Prepaid expenses and other current assets	2.8
Current assets held for sale	$116.3

Property, net	$123.2
Goodwill	141.5
Other intangible assets, net	157.6
Other assets	2.5
Other assets held for sale	$424.8

Accounts payable	$34.4
Other current liabilities	21.1
Current liabilities held for sale	$55.5

Long-term debt (a)	$78.2
Deferred income taxes	39.8
Other liabilities	1.7
Other liabilities held for sale	$119.7
(a)     Long-term debt represents leaseback financial liabilities for certain pasta manufacturing facilities. See Notes 2 and 5 for additional information regarding these leaseback financial liabilities.
There were no held for sale gains or losses recorded in the years ended September 30, 2025, 2024 or 2023.
NOTE 8 — GOODWILL
The changes in the carrying amount of goodwill by segment are presented in the following table.

	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Balance, September 30, 2023
Goodwill (gross)	$2,261.1	$854.3	$1,355.3	$803.7	$5,274.4
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,652.0	$854.3	$1,355.3	$712.8	$4,574.4
Goodwill from acquisitions	43.2	—	—	—	43.2
Currency translation adjustment	—	83.1	—	—	83.1
Balance, September 30, 2024
Goodwill (gross)	$2,304.3	$937.4	$1,355.3	$803.7	$5,400.7
Accumulated impairment losses	(609.1)	—	—	(90.9)	(700.0)
Goodwill (net)	$1,695.2	$937.4	$1,355.3	$712.8	$4,700.7
Goodwill from acquisitions	246.1	—	33.9	31.6	311.6
Impairment loss	—	—	—	(29.8)	(29.8)
Reclassified to held for sale	(141.5)	—	—	—	(141.5)
Currency translation adjustment	(0.2)	3.9	—	—	3.7
Balance, September 30, 2025
Goodwill (gross)	$2,408.7	$941.3	$1,389.2	$835.3	$5,574.5
Accumulated impairment losses	(609.1)	—	—	(120.7)	(729.8)
Goodwill (net)	$1,799.6	$941.3	$1,389.2	$714.6	$4,844.7

During the year ended September 30, 2023, the Company recorded a goodwill impairment charge of $42.2 related to the Cheese and Dairy reporting unit within the Refrigerated Retail segment. The fiscal 2023 impairment charge was driven primarily by narrowing of the pricing gap between branded and private label competitors, resulting in distribution losses and declining profitability. During the year ended September 30, 2025, the Company recorded an additional goodwill impairment of $29.8 related to the remaining goodwill balance of the Cheese and Dairy reporting unit. The fiscal 2025 impairment charge was primarily driven by the continued narrowing of the pricing gap between branded and private label competitors, resulting in further distribution losses and declining profitability as customers shift to private label and away from grocery into mass merchandise and value channels. The goodwill impairment charges for the years ended September 30, 2025 and 2023 were recorded in “Impairment of goodwill” in the Consolidated Statements of Operations.
The Company did not record any goodwill impairment charges during the year ended September 30, 2024, as all reporting units subjected to the quantitative test passed during the year.
In fiscal 2025, the Weetabix reporting unit’s fair value exceeded its carrying value by approximately 8.7% and was impacted by cost inflation as well as U.K. economic pressures negatively impacting consumer spending trends, both of which impacted near-term profitability. The Company expects these impacts to be transitory in nature; however, inherent risk to the reporting unit’s cash flows remains. Variances between the actual performance of the reporting unit and the assumptions that were used in developing the estimate of fair value could result in impairment charges in future periods. The estimated fair values of all other reporting units exceeded their carrying values by at least 14% in fiscal 2025.
In fiscal 2024, the Cheese and Dairy and Weetabix reporting units’ fair values exceeded their carrying values by approximately 5.3% and 5.2%, respectively, and the estimated fair values of all other reporting units exceeded their carrying values by at least 18%.
NOTE 9 — INCOME TAXES
The components of “Earnings before Income Taxes and Equity Method (Earnings) Loss” in the Consolidated Statements of Operations and other summary information is presented in the following table.

	Year Ended September 30,
	2025	2024	2023
Domestic	$441.0	$436.4	$397.2
Foreign	3.0	35.7	15.7
Earnings before Income Taxes and Equity Method (Earnings) Loss	$444.0	$472.1	$412.9

Income tax expense	$108.7	$105.1	$99.7
Effective income tax rate	24.5%	22.3%	24.1%
Income tax expense consisted of the following:

	Year Ended September 30,
	2025	2024	2023
Current:
Federal	$77.0	$111.2	$96.4
State	20.3	22.9	21.0
Foreign	6.8	6.5	5.2
	104.1	140.6	122.6
Deferred:
Federal	18.9	(22.8)	(10.7)
State	4.3	(12.6)	(11.8)
Foreign	(18.6)	(0.1)	(0.4)
	4.6	(35.5)	(22.9)
Income tax expense	$108.7	$105.1	$99.7

The following table presents the reconciliation of income tax expense with amounts computed at the U.S. federal statutory tax rate.

	Year Ended September 30,
	2025	2024	2023
Computed tax at federal statutory rate (21%)	$93.3	$99.1	$86.7
State income tax, net of effect on federal tax	13.7	12.9	12.2
Non-deductible compensation	8.8	7.9	7.0
Rate differential on foreign income	3.0	1.9	(0.2)
Return-to-provision	(1.2)	1.3	(0.1)
Enacted tax law and changes in deferred tax rates	2.9	0.9	(5.8)
Valuation allowances	(15.5)	(8.4)	1.0
Excess tax benefits for share-based payments	(4.8)	(5.6)	(5.7)
Income tax credits	(3.3)	(2.9)	(2.4)
Enhanced deduction for food donations	(1.0)	(1.6)	(1.6)
Non-deductible goodwill impairment charge	6.2	—	8.9
Basis differences attributable to equity method investment	4.7	—	—
Other, net (none in excess of 5% of statutory tax)	1.9	(0.4)	(0.3)
Income tax expense	$108.7	$105.1	$99.7
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Non-current deferred tax assets (liabilities) were as follows:

	September 30, 2025			September 30, 2024
	Assets	Liabilities	Net	Assets	Liabilities	Net
Lease liabilities	$69.1	$—	$69.1	$61.9	$—	$61.9
Disallowed interest carryforwards	129.0	—	129.0	56.0	—	56.0
Derivative and equity security investment adjustments	37.6	—	37.6	40.6	—	40.6
Net operating loss and credit carryforwards	46.2	—	46.2	27.6	—	27.6
Inventory	22.8	—	22.8	26.8	—	26.8
Accrued vacation, incentive and severance	24.6	—	24.6	24.6	—	24.6
Stock-based and deferred compensation	22.2	—	22.2	23.7	—	23.7
Capitalized research and development	27.1	—	27.1	18.3	—	18.3
Accrued liabilities	13.6	—	13.6	10.9	—	10.9
Basis difference attributable to equity method investment	—	—	—	4.7	—	4.7
Intangible assets	—	(577.9)	(577.9)	—	(585.5)	(585.5)
Property	—	(312.0)	(312.0)	—	(239.9)	(239.9)
ROU assets	—	(66.8)	(66.8)	—	(58.9)	(58.9)
Pension and other postretirement benefits	—	(25.5)	(25.5)	—	(23.8)	(23.8)
Other items	7.8	(2.4)	5.4	6.5	(2.8)	3.7
Total gross deferred income taxes	400.0	(984.6)	(584.6)	301.6	(910.9)	(609.3)
Valuation allowance	(38.3)	—	(38.3)	(43.7)	—	(43.7)
Total deferred income taxes	$361.7	$(984.6)	$(622.9)	$257.9	$(910.9)	$(653.0)
As of September 30, 2025, the Company’s $46.2 deferred tax asset for net operating loss (“NOL”) and credit carryforwards is comprised of state NOL carryforwards of $14.6, foreign tax loss carryforwards of $16.3, state credit carryforwards of $2.1 and U.S. federal NOL carryforwards of $13.2. The expiration for the majority of these carryforwards is either greater than 10 years or is able to be carried forward indefinitely. The Company has offset approximately $7.4 of the $14.6 of state NOL carryforwards and $11.9 of the $16.3 of foreign tax loss carryforwards by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future. In addition, as of September 30, 2025, the Company had a deferred tax asset for disallowed U.S. interest expense of $129.0 subject to Internal Revenue Code Section 163(j) limitations, which may be carried forward indefinitely. Based on management’s judgment, with the exception of a $10.2 valuation allowance recorded for state-related disallowed interest carryforwards, it is more likely than not that the Company will recognize the benefit of this deferred tax asset in the future.
As of September 30, 2025 and 2024, the Company had a valuation allowance of $38.3 and $43.7, respectively, based on management’s judgment that it is more likely than not that the benefits of its deferred tax assets will not be realized in the future. Valuation allowance activity is presented in the following table.

	As of and for the Year Ended September 30,
	2025	2024	2023
Balance, beginning of year	$43.7	$36.4	$35.5
Acquisitions	7.4	20.4	—
State carryforwards, including NOLs, Section 163(j) and credits	1.8	(11.8)	(0.1)
Release attributable to foreign operation	(15.6)	—	—
Other foreign-related changes	1.0	(1.3)	1.0
Balance, end of year	$38.3	$43.7	$36.4
The Company generally repatriates a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material. No provision has been made for income taxes on the Company’s undistributed earnings of consolidated foreign subsidiaries of $146.8 as of September 30, 2025, as it is the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries to, amongst other things, fund local operations, fund debt service payments, fund pension and other post-retirement obligations, fund capital projects and support foreign growth initiatives, including potential acquisitions. If the Company repatriated any of the earnings, it could be subject to withholding tax and the impact of foreign currency movements. It is not practicable to estimate the additional income taxes and applicable foreign withholding taxes that would be payable on the remittance of such undistributed earnings. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
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
Unrecognized tax benefits activity is presented in the following table.

	As of and for the Year Ended September 30,
	2025	2024	2023
Balance, beginning of year	$9.8	$12.8	$11.7
Additions for tax positions taken in current year and acquisitions	1.3	1.5	0.8
(Adjustments) additions for tax positions taken in prior years	(0.2)	0.7	0.4
Settlements with tax authorities/statute expirations	(0.3)	(5.2)	(0.1)
Balance, end of year	$10.6	$9.8	$12.8
The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective income tax rate was $10.6 at September 30, 2025. The Company believes that, due to expiring statutes of limitations and settlements with tax authorities, it is reasonably possible that the total unrecognized tax benefits may decrease up to approximately $1.6 within twelve months of the reporting date.
The Company computes tax-related interest and penalties as the difference between the tax position recognized for financial reporting purposes and the amount previously taken on the Company’s tax returns and classifies these amounts as components of income tax expense. The Company recorded income tax expense of $0.9, $0.4 and $0.5 related to interest and penalties in the years ended September 30, 2025, 2024 and 2023, respectively. The Company had accrued interest and penalties of $2.4 and $1.5 at September 30, 2025 and 2024, respectively. The accrued interest and penalties are not included in the table above.
U.S. federal, U.S. state and foreign jurisdiction income tax returns for the tax years ended September 30, 2022 through September 30, 2024 are generally open and subject to examination by the tax authorities in each respective jurisdiction.

Tax Legislation
On July 4, 2025, the H.R.1 tax law was enacted in the U.S. (the “H.R.1 Tax Act”). The H.R.1 Tax Act includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, such as changes to the timing of certain tax deductions for qualifying depreciable assets, costs of research and development performed in the U.S. and interest expense. The H.R.1 Tax Act has multiple effective dates, beginning in calendar year 2025 and extending through calendar year 2027. The H.R.1 Tax Act did not have a material impact on the Company’s income tax expense for the year ended September 30, 2025, but did reduce cash income tax payments during fiscal 2025.
NOTE 10 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2025	2024	2023
Net earnings	$335.7	$366.7	$301.3
Impact of redeemable NCI	—	—	11.0
Net earnings for basic earnings per share	$335.7	$366.7	$312.3
Impact of interest expense, net of tax, related to convertible senior notes	10.9	10.9	10.9
Net earnings for diluted earnings per share	$346.6	$377.6	$323.2

shares in millions
Weighted-average shares for basic earnings per share	56.1	59.9	60.0
Effect of dilutive securities:
Stock options	0.1	0.3	0.4
Restricted stock units	0.5	0.4	0.5
Market-based performance restricted stock units	0.7	0.8	0.6
Earnings-based performance restricted stock units	0.1	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4	5.4
Total dilutive securities	6.8	7.0	7.0
Weighted-average shares for diluted earnings per share	62.9	66.9	67.0

Earnings per Common Share:
Basic	$5.98	$6.12	$5.21
Diluted	$5.51	$5.64	$4.82
The following table details the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Year Ended September 30,
shares in millions	2025	2024	2023
Restricted stock units	—	—	0.1
Market-based performance restricted stock units	—	—	0.1

NOTE 11 — SUPPLEMENTAL OPERATIONS STATEMENT AND CASH FLOW INFORMATION

	Year Ended September 30,
	2025	2024	2023
Advertising expenses	$148.2	$188.6	$124.1
Research and development expenses	31.9	29.0	22.9
Interest income	(26.5)	(14.8)	(20.9)
Interest paid	370.1	321.2	300.2
Income taxes paid	96.7	178.5	114.7
Accrued additions to property	79.2	89.6	37.9
NOTE 12 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2025	2024
Receivables, net
Trade	$676.3	$475.1
Pet Food net receivable (see Note 5)	—	51.5
Income tax receivable	34.7	38.8
Related party	4.3	5.8
Other	24.6	14.7
	739.9	585.9
Allowance for credit losses	(4.5)	(3.0)
	$735.4	$582.9
Inventories
Raw materials and supplies	$181.7	$144.4
Work in process	33.9	20.8
Finished products	625.7	554.7
Flocks	33.7	34.3
	$875.0	$754.2
Other Assets
Pension assets	$151.6	$143.5
Operating ROU assets	260.6	228.8
Software implementation costs	27.8	31.1
Other	80.7	60.8
	$520.7	$464.2
Accounts Payable
Trade	$607.3	$458.2
Related party	1.0	15.4
Other	15.7	10.2
	$624.0	$483.8
Other Current Liabilities
Accrued compensation	$153.0	$146.7
Accrued interest	87.8	75.2
Advertising and promotion	91.7	70.7
Operating lease liabilities	44.6	41.0
Accrued freight	18.0	14.2
Other	137.3	112.1
	$532.4	$459.9
Other Liabilities
Operating lease liabilities	$233.3	$207.4
Pension and other postretirement benefit obligations	57.3	55.3
Deferred compensation	47.5	49.1
Other	33.5	31.6
	$371.6	$343.4

NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2025, the Company’s derivative instruments, none of which were designated as hedging instruments under ASC Topic 815, consisted of:
•commodity and energy futures, swaps and option contracts, which relate to inputs that generally will be utilized within the next year;
•foreign currency forward contracts (“FX contracts”) maturing through fiscal 2026 that have the effect of hedging currency fluctuations between the Euro and the Pound Sterling; and
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced.
The following table presents the notional amounts of derivative instruments held.

	September 30,
	2025	2024
Commodity and energy contracts	$113.2	$111.8
FX contracts	4.3	40.5
Interest rate swaps	300.0	300.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Consolidated Balance Sheets.

		September 30,
	Balance Sheet Location	2025	2024
Asset Derivatives:
Commodity and energy contracts	Prepaid expenses and other current assets	$2.2	$4.2
FX contracts	Prepaid expenses and other current assets	—	0.1
Interest rate swaps	Prepaid expenses and other current assets	0.3	1.0
Interest rate swaps	Other assets	1.5	—
		$4.0	$5.3

Liability Derivatives:
Commodity and energy contracts	Other current liabilities	$5.8	6.5
FX contracts	Other current liabilities	0.1	0.9
Interest rate swaps	Other current liabilities	0.3	0.4
Interest rate swaps	Other liabilities	3.5	7.0
		$9.7	$14.8
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Year Ended September 30,
		2025	2024	2023
Commodity and energy contracts	Cost of goods sold	$12.8	$37.3	$35.2
FX contracts	Selling, general and administrative expenses	(0.4)	0.8	(0.1)
Interest rate swaps	(Income) expense on swaps, net	(6.9)	15.7	(39.9)
PHPC Warrants	Other income, net	—	—	(1.0)
At September 30, 2025 and 2024, the Company had pledged collateral of $5.1 and $3.0, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Consolidated Balance Sheets.

NOTE 14 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	September 30, 2025			September 30, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$19.1	$19.1	$—	$16.3	$16.3	$—
Derivative assets	4.0	—	4.0	5.3	—	5.3
Equity security investments	41.0	41.0	—	35.7	35.7	—
	$64.1	$60.1	$4.0	$57.3	$52.0	$5.3

Liabilities:
Deferred compensation liabilities	$49.0	$—	$49.0	$49.9	$—	$49.9
Derivative liabilities	9.7	—	9.7	14.8	—	14.8
	$58.7	$—	$58.7	$64.7	$—	$64.7
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
Equity Security Investments
The Company uses the market approach to measure the fair value of its equity security investments. At September 30, 2025 and 2024, the Company’s equity security investments were included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.
Other Fair Value Measurements
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 16) as of September 30, 2025 and 2024 approximated its carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the municipal bond, Revolving Credit Facility and leaseback financial liabilities, was $6,999.6 and $6,880.7 as of September 30, 2025 and 2024, respectively, which included $647.5 and $684.9 related to the Company’s convertible senior notes, respectively.
Certain assets and liabilities, including property, goodwill, other intangible assets and assets and liabilities held for sale, are measured at fair value on a non-recurring basis using Level 3 inputs. During the year ended September 30, 2025, the Company recorded a goodwill impairment charge of $29.8 related to its Cheese and Dairy reporting unit, which was recorded in “Impairment of goodwill” in the Consolidated Statements of Operations. There were no goodwill impairment charges recorded during the year ended September 30, 2024. For additional information on goodwill, see Notes 2 and 8. For additional information on assets and liabilities held for sale, see Notes 2 and 7.
For information regarding the fair value of the Company’s pension plan assets, see Note 18.

NOTE 15 — LEASES
The Company leases office space, warehouses, manufacturing facilities and equipment primarily through operating lease agreements. The Company has no material finance lease agreements. Leases have remaining terms which range from less than 1 year to 51 years and most leases provide the Company with the option to exercise one or more renewal terms.
The following table presents the balance sheet location of the Company’s operating leases.

	September 30,
	2025	2024
ROU assets:
Other assets	$260.6	$228.8

Lease liabilities:
Other current liabilities	$44.6	$41.0
Other liabilities	233.3	207.4
Total lease liabilities	$277.9	$248.4
Future minimum payments of the Company’s operating lease liabilities as of September 30, 2025 are presented in the following table.

Fiscal 2026	$59.9
Fiscal 2027	54.4
Fiscal 2028	45.0
Fiscal 2029	36.5
Fiscal 2030	33.6
Thereafter	122.3
Total future minimum payments	$351.7
Less: Implied interest	73.8
Total lease liabilities	$277.9
As of September 30, 2025, the Company had signed lease agreements that had not yet commenced related to warehouses within our Foodservice and Refrigerated Retail segments, which had future minimum lease payments of $138.3 not included in the tables above. These leases are expected to commence over the next two fiscal years and have lease terms ranging from 10 to 15 years.
The following table presents supplemental information related to the Company’s operating leases.

	Year Ended September 30,
	2025	2024	2023
Total operating lease expense	$73.9	$55.6	$45.8
Variable lease expense	8.0	6.7	5.3
Short-term lease expense	10.4	9.0	7.7

Weighted-average remaining lease term	8 years	8 years	8 years
Weighted-average IBR	6.04%	6.19%	5.99%
Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended September 30, 2025, 2024 and 2023 were $58.2, $37.1 and $32.5, respectively. ROU assets obtained in exchange for operating lease liabilities during the years ended September 30, 2025, 2024 and 2023 were $72.4, $81.8 and $77.7, respectively.

NOTE 16 — LONG-TERM DEBT
The components of “Long-term debt” on the Consolidated Balance Sheets are presented in the following table.

	September 30,
	2025	2024
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	980.6	980.6
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	1,235.0	1,235.0
5.625% senior notes maturing January 2028	—	464.9
6.25% senior secured notes maturing February 2032	1,000.0	1,000.0
6.250% senior notes maturing October 2034	600.0	—
6.375% senior notes maturing March 2033	1,200.0	1,200.0
Revolving Credit Facility	440.0	—
Leaseback financial liabilities	33.2	—
Municipal bond	3.0	4.2
	$7,452.2	$6,845.1
Less: Current portion of long-term debt	1.2	1.2
Debt issuance costs, net	48.9	55.9
Plus: Unamortized premium, net	19.6	23.6
Total long-term debt	$7,421.7	$6,811.6
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
The 2.50% convertible senior notes may be redeemed, in whole or in part (subject to the partial redemption limitation described in the Convertible Notes Indenture), at the Company’s option at any time, and from time to time, on or before the 35th scheduled trading day immediately before August 15, 2027, at a cash redemption price equal to the principal amount of the 2.50% convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (ii) the trading day immediately before the date the Company sends such notice.
As of both September 30, 2025 and 2024, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of September 30, 2025 or 2024. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Company’s Consolidated Balance Sheets as of both September 30, 2025 and 2024.
As of September 30, 2025 and 2024, the net carrying value of the 2.50% convertible senior notes was $569.0 and $565.4, respectively, which included $6.0 and $9.6, respectively, of unamortized debt issuance costs.
The Company’s 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing domestic subsidiaries that have guaranteed its other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designated as unrestricted subsidiaries. If, after the date the 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary of the Company guarantees any of the Company’s existing senior unsecured notes or any other debt securities the Company may issue in the form of senior unsecured notes or convertible or exchangeable notes, then the Company will cause such subsidiary to become a guarantor under the 2.50% convertible senior notes as well. These guarantees are subject to release in certain circumstances.
Other Senior Notes
On December 1, 2017, the Company issued $1,000.0 principal value of 5.625% senior notes maturing in January 2028. The 5.625% senior notes were issued at par, and the Company received $990.6 after incurring underwriting fees and other fees and expenses of $9.4, which were deferred and amortized to interest expense over the term of the 5.625% senior notes. Interest payments on the 5.625% senior notes were due semi-annually each January 15 and July 15. The 5.625% senior notes were fully redeemed during the year ended September 30, 2025. For additional information, see “Repayments of Debt” below.
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
On February 20, 2024, the Company issued $1,000.0 principal value of 6.25% senior secured notes maturing in February 2032. The 6.25% senior secured notes were issued at par, and the Company received $986.7 after incurring underwriting fees and other fees and expenses of $13.3, which were deferred and are being amortized to interest expense over the term of the 6.25% senior secured notes. Interest payments on the 6.25% senior secured notes are due semi-annually each August 15 and February 15.
On August 22, 2024, the Company issued $1,200.0 principal value of 6.375% senior notes maturing in March 2033. The 6.375% senior notes were issued at par, and the Company received $1,185.8 after incurring underwriting fees and other fees and expenses of $14.2, which were deferred and are being amortized to interest expense over the term of the 6.375% senior notes. Interest payments on the 6.375% senior notes are due semi-annually each March 1 and September 1.
On October 9, 2024, the Company issued $600.0 principal value of 6.250% senior notes maturing in October 2034. The 6.250% senior notes were issued at par and the Company received $594.8 after incurring underwriting fees and other fees and expenses of $5.2, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 6.250% senior notes are due semi-annually each April 15 and October 15, with the first interest payment paid on April 15, 2025. With a portion of the net proceeds received from the 6.250% senior notes issuance, the Company redeemed the remaining balance of the Company’s outstanding 5.625% senior notes and all accrued and unpaid interest to the redemption date. For additional information, see “Repayments of Debt” below. The remaining portion of the net proceeds were used for general corporate purposes.
The Company’s senior notes, other than certain of its senior notes described below, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of its existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries). The Company’s 6.25% senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis and the Company’s 6.250% and 6.375% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of the Company’s existing and subsequently acquired or organized wholly-owned domestic subsidiaries that guarantee the Credit Agreement (as defined below) or certain of the Company’s other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries). These guarantees are subject to release in certain circumstances.
Credit Agreement
On March 18, 2020, the Company entered into a second amended and restated credit agreement (as from time to time amended, modified or supplemented, including by the first amendment, the second amendment and the Third Amendment (as defined below), the “Credit Agreement”). Prior to the effective date of the Third Amendment, the Credit Agreement provided for a revolving credit facility in an aggregate principal amount of $750.0 (the “Old Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The Company incurred $3.6 of issuance costs in connection with entering into the initial Credit Agreement, which were deferred and are being amortized to interest expense over the term of the Credit Agreement.
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
Borrowings in U.S. Dollars under the New Revolving Credit Facility bear interest, at the option of the Company, at an annual rate equal to either (a) the adjusted term SOFR rate (as defined in the Credit Agreement) or (b) the base rate determined by reference to the highest of (i) the prime rate, (ii) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50% per annum and (iii) the one-month adjusted term SOFR rate plus 1.00% per annum, in each case plus an applicable margin, which is determined by reference to the secured net leverage ratio (as defined in the Credit Agreement). The applicable margin for adjusted term SOFR rate loans and base rate loans is (i) 2.00% and 1.00%, respectively, if the secured net leverage ratio is greater than or equal to 3.00:1.00, (ii) 1.75% and 0.75%, respectively, if the secured net leverage ratio is less than 3.00:1.00 and greater than or equal to 1.50:1.00 or (iii) 1.50% and 0.50%, respectively, if the secured net leverage ratio is less than 1.50:1.00. Commitment fees on the daily unused amount of commitments under the Revolving Credit Facility accrue at a rate of 0.375% if the Company’s secured net leverage ratio is greater than or equal to 3.00:1.00, and accrue at a rate of 0.25% if the Company’s secured net leverage ratio is less than 3.00:1.00.
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
During the year ended September 30, 2025, the Company borrowed $500.0 and repaid $60.0 under the Revolving Credit Facility. During the year ended September 30, 2024, the Company borrowed $645.0 and repaid $645.0 under the Revolving Credit Facility. There were no borrowings or repayments under the Revolving Credit Facility during the year ended September 30, 2023. As of September 30, 2025, the Revolving Credit Facility had outstanding borrowings of $440.0, outstanding letters of credit of $22.3 and an available borrowing capacity of $537.7. As of September 30, 2024, the Revolving Credit Facility had no outstanding borrowings, outstanding letters of credit of $20.0 and an available borrowing capacity of $980.0. As of September 30, 2025, the weighted-average interest rate on the outstanding borrowings under the Revolving Credit Facility was 5.83%.
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
Obligations under the Company’s Credit Agreement are unconditionally guaranteed by its existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries) and are secured by security interests in substantially all of the Company’s assets and the assets of its subsidiary guarantors, but excluding, in each case, real property. These guarantees are subject to release in certain circumstances.
Third Incremental Term Loan
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
On November 21, 2022, the Company and J.P. Morgan entered into an exchange agreement pursuant to which, on November 25, 2022, the Company transferred the remaining shares of BellRing common stock it held from its previous transactions related to the distribution of a portion of its interest in BellRing, which occurred in fiscal 2022, to J.P. Morgan to repay $99.9 in aggregate principal amount of the Third Incremental Term Loan, excluding accrued interest, which was paid with cash (such exchange, the “Fiscal 2023 Debt-for-Equity Exchange”). Following the completion of the Fiscal 2023 Debt-for-Equity Exchange, the Company no longer held any shares of BellRing common stock. On November 25, 2022, the Company repaid the remaining principal balance of $30.1 of the Third Incremental Term Loan using cash on hand. For additional information, see “Repayments of Debt” below.
Fourth Incremental Term Loan
On April 26, 2023, the Company entered into a Joinder Agreement No. 4 (the “Fourth Joinder Agreement”) by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the institutions party to the Fourth Joinder Agreement, as lenders, and Barclays, as the administrative agent. The Fourth Joinder Agreement provided for an incremental term loan (the “Fourth Incremental Term Loan”) of $400.0 under the Credit Agreement, which the Company borrowed in full on April 26, 2023. The Company incurred $1.9 of debt issuance costs in connection with the Fourth Incremental Term Loan, which were deferred and amortized to interest expense over the term of the Fourth Incremental Term Loan.
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
Leaseback Financial Liabilities
As of September 30, 2025, the Company had $33.2 of leaseback financial liabilities included in “Long-term debt” on the Consolidated Balance Sheets, which were assumed as part of the 8th Avenue acquisition (see Notes 2 and 5). The leaseback financial liabilities relate to nut butter manufacturing facilities in Fitzgerald, Georgia and have a lease term through fiscal 2040. Payments related to the leaseback financial liabilities are due monthly and are included in “Interest expense, net” in the Consolidated Statements of Operations. The calculated interest rate of the leaseback financial liabilities was 9.29%.
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

The following table presents the Company’s (i) principal repayments of debt, which, net of discounts, were included in the Consolidated Statements of Cash Flows, (ii) principal amounts of debt exchanged (refer to “Third Incremental Term Loan” above), which were not included in the Consolidated Statements of Cash Flows and (iii) the associated loss (gain) related to such repayments and exchanges included in “Loss (gain) on extinguishment of debt, net” in the Consolidated Statements of Operations.

			Loss (Gain) on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Principal Amount Exchanged	Debt Premiums Paid/ Discounts (Received)	Write-off of Debt Issuance Costs / Tender Fees	Write-off of Unamortized Premiums
Year Ended September 30, 2025
5.625% senior notes	$464.9	$—	$4.4	$1.4	$—
Revolving Credit Facility	60.0	—	—	—	—
Municipal bond	1.2	—	—	—	—
Total	$526.1	$—	$4.4	$1.4	$—

Year Ended September 30, 2024
4.50% senior notes	$69.1	$—	$(7.9)	$0.5	$—
5.625% senior notes	475.0	—	4.2	2.5	—
5.75% senior notes	459.3	—	4.4	1.6	(4.6)
Revolving Credit Facility	645.0	—	—	—	—
Fourth Incremental Term Loan	400.0	—	—	1.4	—
Municipal bond	1.1	—	—	—	—
Total	$2,049.5	$—	$0.7	$6.0	$(4.6)

Year Ended September 30, 2023
4.50% senior notes	$220.8	$—	$(31.5)	$1.7	$—
4.625% senior notes	96.8	—	(11.4)	0.5	(0.9)
5.625% senior notes	1.0	—	—	—	—
Third Incremental Term Loan	30.1	99.9	—	1.1	—
Municipal bond	1.1	—	—	—	—
Total	$349.8	$99.9	$(42.9)	$3.3	$(0.9)
As of September 30, 2025, expected principal payments on the Company’s debt, including outstanding borrowings on the Revolving Credit Facility, for the next five fiscal years based on the debt maturity dates were:

Fiscal 2026	$1.2
Fiscal 2027 (a)	576.3
Fiscal 2028	0.5
Fiscal 2029	440.0
Fiscal 2030	2,620.4
(a)Includes principal payment of $575.0 related to the Company’s 2.50% convertible senior notes.
Any future borrowings under the Revolving Credit Facility will be required to be repaid on or before the maturity date for the Revolving Credit Facility, which is discussed in the “Credit Agreement” section above. Estimated future interest payments on the Company’s debt, including any payments on the Company’s leaseback financial liabilities included in “Long-term debt” on the Consolidated Balance Sheets, through fiscal 2030 are expected to be $1,867.7 (with $397.9 expected in fiscal 2026) based on interest rates as of September 30, 2025.
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of September 30, 2025, the Company was in compliance with this financial covenant.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to various legal proceedings and actions arising in the normal course of business. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from such pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually or in the aggregate to the consolidated financial condition, results of operations or cash flows of the Company. In addition, although it is difficult to estimate the potential financial impact of regulatory proceedings, in the opinion of management, based upon the information currently available, the ultimate liability arising from such regulatory proceedings is not expected to be material to the consolidated financial condition, results of operations or cash flows of the Company.
Bob Evans Lease Guarantees
Historically, Bob Evans Farms, Inc. (“Bob Evans”) guaranteed certain payment and performance obligations associated with the leases for 143 properties (the “Guarantees”) leased by the restaurant business formerly owned by Bob Evans (the “Bob Evans Restaurant Business”). The Guarantees remained in effect following the Company’s acquisition of Bob Evans in 2018, but have subsequently been adjusted to apply only to 129 properties. In the event the Bob Evans Restaurant Business fails to meet its payment and performance obligations under these leases, subject in certain cases to certain early termination allowances, the Company may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should the Company, as guarantor of the lease obligations, be required to make all lease payments due for the remaining terms of the leases subsequent to September 30, 2025, the maximum amount the Company may be required to pay is equal to the annual rent amount for the remainder of the lease terms. The current annual rent on these leases is $13.5 and will increase up to 1.5% annually based on indexed inflation. The lease terms for the majority of the leases extend for approximately 13 years from September 30, 2025, and the Guarantees would remain in effect in the event the leases are extended for a renewal period. In the event the Company is obligated to make payments under any of the Guarantees, the Company believes its exposure is limited due to protections and recourse available in the leases associated with the leased properties, including a requirement of the applicable landlord to mitigate damages by re-letting the properties in default. While the COVID-19 pandemic impacted the restaurants industry generally, including the Bob Evans Restaurant Business, the Bob Evans Restaurant Business was able to amend certain of its leases during fiscal 2020 in order to ensure that it continued to meet its obligations under these leases, and there is no indication that the obligations will not continue to be met. As such, the Company believes the fair value of the Guarantees is immaterial as of September 30, 2025.
NOTE 18 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the U.S., the U.K. and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. Certain of the Company’s employees are eligible to participate in the Company’s postretirement benefit plans (partially subsidized retiree health and life insurance).
On February 16, 2024, the Company adopted the Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan (the “SERP”), an unfunded, non-qualified defined benefit retirement plan for certain management employees of the Company that became effective on February 19, 2024. The SERP is a supplemental program that provides a cash balance benefit to each participant. The SERP participants were credited with an opening credit, based on years of past service with the Company, and accrue ongoing benefits with a pay credit equal to a percentage of certain of the participant’s annualized compensation. In addition, SERP participants are credited annually with an interest credit equal to the interest rate multiplied by the participant’s account balance as of the preceding December 1st. The Company recorded an initial projected benefit obligation of $8.3 related to the SERP during the year ended September 30, 2024, which was included in accumulated other comprehensive income on the balance sheet.
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
Defined Benefit Pension Plans
The following table provides a reconciliation of the changes in the pension plans’ benefit obligations and fair value of assets over the two year period ended September 30, 2025 and a statement of the funded status and amounts recognized on the Consolidated Balance Sheets as of September 30, 2025 and 2024.

	North America		Other International
	As of and for the Year Ended September 30,		As of and for the Year Ended September 30,
	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$115.0	$92.6	$517.9	$422.0
Service cost	2.7	2.5	0.2	0.3
Interest cost	5.4	5.8	25.4	25.6
Plan participants’ contributions	0.3	0.3	—	—
Net actuarial (gain) loss	(2.0)	11.4	(47.3)	24.5
Business combinations	—	—	—	32.4
Benefits paid	(6.0)	(6.0)	(30.3)	(29.3)
Plan amendments	—	8.3	—	0.1
Other	—	—	(0.2)	(0.3)
Currency translation	(0.4)	0.1	0.5	42.6
Benefit obligation at end of year	$115.0	$115.0	$466.2	$517.9

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$127.9	$108.2	$638.9	$516.4
Actual return on plan assets	10.3	25.3	(19.5)	56.5
Employer contributions	0.2	—	—	0.1
Business combinations	—	—	—	42.7
Plan participants’ contributions	0.3	0.3	—	—
Benefits paid	(6.0)	(6.0)	(30.3)	(29.3)
Currency translation	(0.6)	0.1	1.1	52.8
Other	(0.1)	—	(0.2)	(0.3)
Fair value of plan assets at end of year	132.0	127.9	590.0	638.9
Funded status	$17.0	$12.9	$123.8	$121.0

Amounts recognized in assets or liabilities
Other assets	$27.8	$22.5	$123.8	$121.0
Other current liabilities	(0.2)	—	—	—
Other liabilities	(10.6)	(9.6)	—	—
Net amount recognized	$17.0	$12.9	$123.8	$121.0

Amounts recognized in accumulated OCI
Net actuarial (gain) loss	$(11.5)	$(8.0)	$58.4	$50.2
Prior service cost	7.0	8.1	9.5	9.9
Total	$(4.5)	$0.1	$67.9	$60.1

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. pension plan	5.40%	5.09%	n/a	n/a
Discount rate — Canadian plans	4.71%	4.64%	n/a	n/a
Discount rate — SERP	5.02%	4.87%	n/a	n/a
Discount rate — Other international plans	n/a	n/a	5.84%	5.17%
Rate of compensation increase — U.S. pension plan	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Canadian plans	2.75%	2.75%	n/a	n/a

Rate of compensation increase — SERP	3.00%	3.00%	n/a	n/a
Rate of compensation increase — Other international plans	n/a	n/a	2.43%	2.48%
Interest crediting rate — SERP	5.10%	4.90%	n/a	n/a
The aggregate accumulated benefit obligation for the North America pension plans was $114.2 and $114.3 at September 30, 2025 and 2024, respectively. The aggregate accumulated benefit obligation for the Other International pension plans was $466.2 and $517.9 at September 30, 2025 and 2024, respectively.
The following table presents information for the SERP, which had accumulated benefit obligations and projected benefit obligations in excess of fair value of plan assets.

	September 30,
	2025	2024
Projected benefit obligation	$10.6	$9.5
Accumulated benefit obligation	10.5	9.5
Fair value of plan assets	—	—
The following tables present the components of net periodic benefit cost (income) for the pension plans including amounts recognized in OCI. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost (income) were reported in “Other income, net” in the Consolidated Statements of Operations.

	North America
	Year Ended September 30,
	2025	2024	2023
Components of net periodic benefit cost (income)
Service cost	$2.7	$2.5	$2.2
Interest cost	5.4	5.8	5.3
Expected return on plan assets	(8.3)	(8.1)	(7.5)
Recognized net actuarial gain	(0.2)	(0.5)	(0.2)
Recognized prior service cost	1.0	0.7	0.1
Other	0.1	—	—
Net periodic benefit cost (income)	$0.7	$0.4	$(0.1)

Weighted-average assumptions used to determine net benefit cost (income)
Discount rate — U.S. pension plan	5.09%	6.06%	5.65%
Discount rate — Canadian plans	4.64%	5.68%	5.12%
Discount rate — SERP	4.87%	5.99%	n/a
Rate of compensation increase — U.S. pension plan	3.00%	3.00%	3.00%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%
Rate of compensation increase — SERP	3.00%	n/a	n/a
Expected return on plan assets — U.S. pension plan	7.00%	7.00%	6.50%
Expected return on plan assets — Canadian plans	6.00%	6.00%	5.75%
Expected return on plan assets — SERP	n/a	n/a	n/a

Changes in plan assets and benefit obligation recognized in OCI
Net gain	$(3.7)	$(5.7)	$(8.0)
Recognized gain	0.2	0.5	0.2
Plan inception (a)	—	8.3	—
Recognized prior service cost	(1.0)	(0.7)	(0.1)
Other	(0.1)	—	—
Total recognized in OCI (before tax effects)	$(4.6)	$2.4	$(7.9)
(a)Amount represents the initial projected benefit obligation recorded related to the SERP during the year ended September 30, 2024.

	Other International
	Year Ended September 30,
	2025	2024	2023
Components of net periodic benefit income
Service cost	$0.2	$0.3	$—
Interest cost	25.4	25.6	23.3
Expected return on plan assets	(35.9)	(34.7)	(30.8)
Recognized net actuarial loss	0.1	0.1	0.1
Recognized prior service cost	0.4	0.5	0.4
Net periodic benefit income	$(9.8)	$(8.2)	$(7.0)

Weighted-average assumptions used to determine net benefit income
Discount rate	5.17%	5.67%	5.15%
Rate of compensation increase	2.48%	3.02%	3.85%
Expected return on plan assets	5.89%	6.26%	5.63%

Changes in plan assets and benefit obligation recognized in OCI
Net loss	$8.3	$2.6	$7.6
Recognized loss	(0.1)	(0.1)	(0.1)
Prior service cost	—	0.1	—
Recognized prior service cost	(0.4)	(0.5)	(0.4)
Total recognized in OCI (before tax effects)	$7.8	$2.1	$7.1
The Company does not expect to make contributions to its defined benefit North America and Other International pension plans during fiscal 2026.
The expected return on North America pension plan assets was determined based on historical and expected future returns of the various asset classes using the target allocation. The broad target allocations are 57.2% equity securities, 41.8% fixed income and bonds and 1.0% cash and cash equivalents. At September 30, 2025, equity securities were 56.9%, fixed income and bonds were 38.1% and cash and cash equivalents were 5.0% of the fair value of total plan assets, 95.6% of which was invested in passive index funds. At September 30, 2024, equity securities were 62.0%, fixed income and bonds were 33.3%, real assets were 1.3% and cash and cash equivalents were 3.4% of the fair value of total plan assets, 97.2% of which was invested in passive index funds. The allocation guidelines were established based on management’s determination of the appropriate risk posture and long-term objectives.
The expected return on Other International pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 62.9% fixed income and bonds, 34.7% liability driven investments and 2.4% cash and cash equivalents. At September 30, 2025, fixed income and bonds were 78.3%, liability driven investments were 18.8% and cash and cash equivalents were 2.9% of the fair value of total plan assets, 36.1% of which was invested in passive index funds. At September 30, 2024, fixed income and bonds were 72.7%, liability driven investments were 24.7% and cash and cash equivalents were 2.6% of the fair value of total plan assets, 37.4% of which was invested in passive index funds. The allocation guidelines were established by the trustees of the plan based on their determination of the appropriate risk posture and long-term objectives after consulting with management.
The following tables present the North America and Other International pension plans’ assets measured at fair value on a recurring basis and the basis for that measurement. The fair value of funds is based on quoted net asset value (“NAV”) per share held by the plans at year end.

	North America
	September 30, 2025			September 30, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Equities	$15.6	$—	$15.6	$14.3	$—	$14.3
Fixed income and bonds	7.0	—	7.0	6.2	—	6.2
Cash and cash equivalents	1.4	1.4	—	0.7	0.7	—
Fair value of plan assets in the fair value hierarchy	24.0	1.4	22.6	21.2	0.7	20.5
Investments measured at NAV (a)	108.0	—	—	106.7	—	—
Total plan assets	$132.0	$1.4	$22.6	$127.9	$0.7	$20.5

	Other International
	September 30, 2025			September 30, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Fixed income and bonds	$355.4	$355.4	$—	$350.3	$350.3	$—
Liability driven instruments	77.7	77.7	—	121.4	121.4	—
Cash and cash equivalents	4.3	4.3	—	5.1	5.1	—
Fair value of plan assets in the fair value hierarchy	437.4	437.4	—	476.8	476.8	—
Investments measured at NAV (a)	152.6	—	—	162.1	—	—
Total plan assets	$590.0	$437.4	$—	$638.9	$476.8	$—
(a)Includes certain investments in common collective trusts, cash equivalent funds, real assets, fixed income and bonds and liability driven instruments which were measured at NAV. In accordance with the practical expedient provided by ASC Topic 820, these investments have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the tables above.
Other Postretirement Benefits
The following table provides a reconciliation of the changes in the North America other postretirement benefit obligations over the two year period ended September 30, 2025 and a statement of the funded status and amounts recognized on the Consolidated Balance Sheets as of September 30, 2025 and 2024. Besides the North America plans, the Company does not maintain any other postretirement benefit plans.

	As of and for the Year Ended September 30,
	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$48.9	$45.8
Service cost	0.2	0.2
Interest cost	2.2	2.7
Net actuarial loss	1.3	2.4
Benefits paid	(2.6)	(2.2)
Currency translation	(0.1)	—
Benefit obligation at end of year	$49.9	$48.9

Change in fair value of plan assets
Employer contributions	$2.6	$2.2
Benefits paid	(2.6)	(2.2)
Fair value of plan assets at end of year	—	—
Funded status	$(49.9)	$(48.9)

Amounts recognized in assets or liabilities
Other current liabilities	$(3.2)	$(3.2)
Other liabilities	(46.7)	(45.7)
Net amount recognized	$(49.9)	$(48.9)

Amounts recognized in accumulated OCI
Net actuarial loss	$(6.7)	$(8.3)
Total	$(6.7)	$(8.3)

Weighted-average assumptions used to determine benefit obligation
Discount rate — U.S. plans	5.27%	4.99%
Discount rate — Canadian plans	4.87%	4.73%
Rate of compensation increase — Canadian plans	2.75%	2.75%

The following table presents information for the other postretirement benefit plans which had accumulated benefit obligations in excess of fair value of plan assets.

	September 30,
	2025	2024
U.S. plans
Accumulated benefit obligation	$44.9	$43.9
Fair value of plan assets	—	—

Canadian plans
Accumulated benefit obligation	$5.0	$5.0
Fair value of plan assets	—	—
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

	Year Ended September 30,
	2025	2024	2023
Components of net periodic benefit loss (income)
Service cost	$0.2	$0.2	$0.3
Interest cost	2.2	2.7	2.5
Recognized net actuarial gain	(0.3)	(1.0)	(0.5)
Recognized prior service credit	—	(0.6)	(4.7)
Net periodic benefit loss (income)	$2.1	$1.3	$(2.4)

Weighted-average assumptions used to determine net benefit loss (income)
Discount rate — U.S. plans	4.99%	6.01%	5.62%
Discount rate — Canadian plans	4.73%	5.67%	5.12%
Rate of compensation increase — Canadian plans	2.75%	2.75%	2.75%

Changes in benefit obligation recognized in OCI
Net loss (gain)	$1.3	$2.5	$(3.0)
Recognized net actuarial gain	0.3	1.0	0.5
Recognized prior service credit	—	0.6	4.7
Total recognized in OCI (before tax effects)	$1.6	$4.1	$2.2
For September 30, 2025 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for fiscal 2026 was 6.8% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for fiscal 2033 and beyond. For September 30, 2024 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for fiscal 2025 was 6.3% for participants both under the age of 65 and over the age of 65, declining gradually to an ultimate rate of 5.0% for fiscal 2030 and beyond. For both September 30, 2025 and 2024 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for the following fiscal year was 4.5%, and will remain at this rate for 2026 and beyond.

Additional Information
As of September 30, 2025, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were:

	Pension Benefits	Other Benefits	Subsidy Receipts
Fiscal 2026	$34.6	$3.4	$0.1
Fiscal 2027	35.6	3.6	0.1
Fiscal 2028	36.4	3.7	0.2
Fiscal 2029	37.4	3.7	0.2
Fiscal 2030	39.2	3.7	0.2
Fiscal 2031 - 2035	210.2	18.5	0.9
In addition to the defined benefit plans described above, the Company sponsors defined contribution 401(k) plans under which it makes matching contributions. The Company expensed $29.3, $27.3 and $21.4 for the years ended September 30, 2025, 2024 and 2023, respectively, related to such plans.
NOTE 19 — STOCK-BASED COMPENSATION
Long-Term Incentive Plans
The Company’s employees participate in various Company long-term incentive plans (the “Long-Term Incentive Plans”). On January 27, 2022, the Company’s shareholders approved the 2021 Long-Term Incentive Plan (the “2021 Plan”), which permitted the issuance of stock-based compensation awards of up to 2.4 million shares, plus shares remaining to be issued under the 2019 Long-Term Incentive Plan (including any shares assumed thereunder from the 2016 and 2012 Long-Term Incentive Plans) which were transferred to the 2021 Plan upon its effectiveness as well as shares underlying awards previously issued under any of the Long-Term Incentive Plans which awards are later forfeited. On January 30, 2025, the Company’s shareholders approved the Amended and Restated 2021 Long-Term Incentive Plan (the “A&R 2021 Plan”) which increased the number of shares available to be issued under the A&R 2021 Plan by 1.8 million shares. Awards issued under the Long-Term Incentive Plans have a maximum term of 10 years.
Total compensation cost for the Company’s cash and non-cash stock-based compensation awards recognized in the years ended September 30, 2025, 2024 and 2023 was $81.7, $85.1 and $77.8, respectively, and the related recognized deferred tax benefit for each of those years was approximately $9.8, $11.2 and $10.5, respectively. As of September 30, 2025, the total compensation cost related to the Company’s non-vested awards not yet recognized was $75.7, which is expected to be recognized over a weighted-average period of 1.2 years.
Stock Appreciation Rights (“SARs”)

	SARs	Weighted- Average Exercise Price Per Share
Outstanding at September 30, 2024	29,656	$37.53
Granted	—
Exercised	(29,656)	37.53
Forfeited	—
Expired	—
Outstanding at September 30, 2025	—
There were no SARs granted during the years ended September 30, 2025, 2024 or 2023 and all outstanding SARs were exercised during the year ended September 30, 2025. Upon exercise of each SAR, the holder received the number of shares of Post common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of SARs exercised was $2.1, $1.4 and $1.9 during the years ended September 30, 2025, 2024 and 2023, respectively.

Stock Options

$ in millions, except per share	Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2024	351,081	$57.99
Granted	—	—
Exercised	(116,090)	57.72
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2025	234,991	58.13	2.62	$11.6
Vested and expected to vest as of September 30, 2025	234,991	58.13	2.62	11.6
Exercisable at September 30, 2025	234,991	58.13	2.62	11.6
There were no stock options granted during the years ended September 30, 2025, 2024 or 2023. The total intrinsic value of stock options exercised was $6.8, $24.2 and $14.1 in the years ended September 30, 2025, 2024 and 2023, respectively. The Company received proceeds from the exercise of stock options of $6.7, $2.9 and $3.9 during the years ended September 30, 2025, 2024 and 2023, respectively.
Restricted Stock Units (“RSUs”)

	RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2024	994,334	$85.41
Granted	431,004	111.99
Vested	(594,328)	84.13
Forfeited	(45,941)	95.94
Nonvested at September 30, 2025	785,069	97.91
The grant date fair value of each RSU award was determined based upon the closing price of the Company’s common stock on the date of grant. The weighted-average grant date fair value of nonvested RSUs was $97.91, $85.41 and $79.99 at September 30, 2025, 2024 and 2023, respectively. The total vest date fair value of RSUs that vested during fiscal 2025, 2024 and 2023 was $67.7, $48.9 and $68.9, respectively.
Cash-Settled Restricted Stock Units (“Cash RSUs”)

	Cash RSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2024	1,910	$106.28
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2025	1,910	106.28

At September 30, 2025, the nonvested Cash RSUs were valued at the greater of the closing stock price of the Company’s common stock or the grant price of $106.28. Cash used by the Company to settle Cash RSUs was $1.3 and $1.4 for the years ended September 30, 2024 and 2023, respectively. There were no Cash RSUs settled during the year ended September 30, 2025.

Earnings-Based Performance Restricted Stock Units (“Earnings PRSUs”)

	Earnings PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2024	231,466	$87.37
Granted	136,925	120.48
Adjustment for performance achievement (a)	6,084	n/a
Vested	(170,250)	87.48
Forfeited	(9,614)	106.18
Nonvested at September 30, 2025	194,611	109.12
(a)Represents the adjustment to previously granted Earnings PRSUs for performance achievement.
During the years ended September 30, 2025, 2024 and 2023, the Company granted Earnings PRSUs to certain employees. These awards will be earned based on reaching certain earnings-based targets over a period ranging from one to three years. The grant date fair value of each Earnings PRSU award was determined based upon the closing price of the Company’s common stock on the date of grant and the assumption that the Company would meet the full earnings-based targets. The Company reassesses the probability of achieving the earnings-based targets each quarterly reporting period and adjusts compensation cost accordingly. The weighted-average grant date fair value of nonvested Earnings PRSUs was $109.12, $87.37 and $83.20 at September 30, 2025, 2024 and 2023, respectively. The total vest date fair value of Earnings PRSUs that vested during the years ended September 30, 2025, 2024 and 2023 was $20.3, $16.4 and $14.1, respectively.
Market-Based Performance Restricted Stock Units (“Market PRSUs”)

	Market PRSUs	Weighted- Average Grant Date Fair Value Per Share
Nonvested at September 30, 2024	458,551	$135.83
Granted	147,729	181.25
Adjustment for performance achievement (a)	257,293	n/a
Vested	(418,097)	110.35
Forfeited	—	—
Nonvested at September 30, 2025	445,476	160.09
(a)Represents the adjustment to previously granted Market PRSUs for performance achievement.
The total vest date fair value of Market PRSUs that vested during the years ended September 30, 2025 and 2024 was $48.2 and $31.7, respectively. No Market PRSUs vested during the year ended September 30, 2023.
During the years ended September 30, 2025, 2024 and 2023, the Company granted Market PRSUs to certain employees, which will be earned by comparing Post’s total shareholder return (“TSR”) during a three year period to the respective TSRs of companies in a performance peer group. Based upon Post’s ranking in its performance peer group when comparing TSRs, a recipient of a Market PRSU grant may earn a total award ranging from 0% to 260% of the target award. The fair value of each Market PRSU was estimated on the grant date using a Monte Carlo simulation. The weighted-average assumptions for Market PRSUs granted during the years ended September 30, 2025, 2024 and 2023 are summarized in the table below.

	2025	2024	2023
Expected term	3 years	3 years	3 years
Expected stock price volatility	20.8%	22.5%	29.1%
Risk-free interest rate	4.2%	4.5%	4.1%
Expected dividends	0%	0%	0%
Fair value (per Market PRSU)	$181.25	$143.63	$156.05
Deferred Compensation
Post provides deferred compensation plans for directors and key employees through which eligible participants may elect to defer payment of all or a portion of their compensation, and, with respect to key employee participants, all or a portion of their eligible annual bonus, until a later date based on the participant’s elections. Participant deferrals for employee and director participants may be notionally invested in Post common stock equivalents (the “Equity Option”) or into a number of funds operated by The Vanguard Group, Inc. with a variety of investment strategies and objectives (the “Vanguard Funds”). In order to receive a 33.3% matching contribution, deferrals for director participants must be made into the Equity Option. Deferrals into the Equity Option are generally distributed in Post common stock for employees and cash for directors, while deferrals into the Vanguard Funds are distributed in cash. There are no significant costs related to the administration of the deferred compensation plans. Post funds its deferred compensation liability (potential cash distributions) by investing in the Vanguard Funds in substantially the same amounts as selected by the participating employees. Both realized and unrealized gains and losses on these investments are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and offset the related change in the deferred compensation liability. For additional information regarding deferred compensation, see Note 14.
NOTE 20 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Year Ended September 30,
	2025	2024	2023
Shares repurchased (in millions)	6.4	3.0	4.4
Average price per share (a)	$109.81	$101.74	$87.13
Total share repurchase costs (b)	$714.7	$303.1	$387.1
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the year ended September 30, 2025 (i) excluded $6.1 of accrued excise tax that had not yet been paid as of September 30, 2025, (ii) included $2.2 of accrued excise tax payments that had been accrued in fiscal 2024, (iii) excluded $2.0 of repurchases of common stock that were accrued in fiscal 2025 but did not settle until fiscal 2026 and (iv) included $0.2 of repurchases of common stock that were accrued for in fiscal 2024 but did not settle until fiscal 2025. “Purchases of treasury stock” in the Consolidated Statements of Cash Flows for the year ended September 30, 2024 (i) excluded $2.2 of accrued excise tax that had not yet been paid as of September 30, 2024 and (ii) excluded $0.2 of repurchases of common stock that were accrued in fiscal 2024 but did not settle until fiscal 2025.
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
NOTE 21 — SEGMENTS
At September 30, 2025, the Company managed and reported operating results through the following four reportable segments:
•Post Consumer Brands: primarily North American RTE cereal and granola, pet food and nut butters;
•Weetabix: primarily U.K. RTE cereal, muesli and protein-based shakes;
•Foodservice: primarily egg and potato products; and
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products.
The Company’s chief operating decision maker (“CODM”), who is the Company’s President and Chief Executive Officer, utilizes segment profit to assess segment performance and allocate segment resources. Segment profit for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, gain/loss on assets and liabilities held for sale, gain/loss on sale of businesses and facilities, demolition and site remediation costs related to unused facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Segment profit is used during the

Company’s annual planning process and is utilized by the CODM to monitor monthly segment results compared to prior periods, the annual plan and periodic forecasts.
The following tables present net sales, significant segment expenses (cost of goods sold and selling, general and administrative expenses) and segment profit by reportable segment. Certain inter-segment sales are presented on a gross basis by reportable segment to the CODM and eliminated within consolidated net sales.

	Year Ended September 30, 2025
	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Net Sales
Segment	$4,024.6	$542.2	$2,641.0	$953.3	$8,161.1
Corporate and eliminations					(3.0)
Total					$8,158.1

Less:
Cost of goods sold	2,769.6	343.3	2,044.4	665.0
Selling, general and administrative expenses	667.7	123.4	145.3	157.5
Other segment expenses, net (a)	93.4	1.5	51.6	42.5
Segment Profit	493.9	74.0	399.7	88.3	1,055.9

General corporate expenses and other					221.8
Impairment of goodwill					29.8
Interest expense, net					361.4
Loss on extinguishment of debt, net					5.8
Income on swaps, net					(6.9)
Earnings before income taxes and equity method earnings					$444.0
(a)Other segment expenses, net included (i) amortization of intangible assets for all segments, (ii) loss on sale of property for the Post Consumer Brands and Foodservice segments, (iii) gain on sale of property for the Weetabix and Refrigerated Retail segments and (iv) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

	Year Ended September 30, 2024
	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Net Sales
Segment	$4,109.6	$543.2	$2,307.1	$962.2	$7,922.1
Corporate and eliminations					0.6
Total					$7,922.7

Less:
Cost of goods sold	2,793.1	338.6	1,807.0	674.3
Selling, general and administrative expenses	695.8	118.4	139.1	168.7
Other segment expenses, net (a)	79.5	3.3	52.9	43.3
Segment Profit	541.2	82.9	308.1	75.9	1,008.1

General corporate expenses and other					201.7
Interest expense, net					316.5
Loss on extinguishment of debt, net					2.1
Expense on swaps, net					15.7
Earnings before income taxes and equity method loss					$472.1
(a)Other segment expenses included (i) amortization of intangible assets for all segments, (ii) loss on sale of property for the Post Consumer Brands, Foodservice and Refrigerated Retail segments and (iii) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

	Year Ended September 30, 2023
	Post Consumer Brands	Weetabix	Foodservice	Refrigerated Retail	Total
Net Sales
Segment	$3,033.1	$512.1	$2,425.9	$1,019.7	$6,990.8
Corporate and eliminations					0.2
Total					$6,991.0

Less:
Cost of goods sold	2,122.0	323.3	1,886.8	738.8
Selling, general and administrative expenses	483.9	110.4	134.8	168.6
Other segment expenses, net (a)	48.4	4.5	54.8	43.1
Segment Profit	378.8	73.9	349.5	69.2	871.4

General corporate expenses and other					217.6
Impairment of goodwill					42.2
Interest expense, net					279.1
Gain on extinguishment of debt, net					(40.5)
Income on swaps, net					(39.9)
Earnings before income taxes and equity method loss					$412.9
(a)Other segment expenses included (i) amortization of intangible assets for all segments, (ii) loss on sale of property for the Post Consumer Brands and Foodservice segments, (iii) gain on sale of property for the Refrigerated Retail segment and (iv) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

The following tables present additions to property and intangibles, depreciation and amortization and total assets by reportable segment. Additions to property and intangibles exclude additions through business acquisitions (see Note 5). Due to the level of integration between the Foodservice and Refrigerated Retail segments, it is impracticable to present additions to property and intangibles and total assets separately for each segment. As such, an allocation has been made between the two segments for depreciation based on inventory costing.

	Year Ended September 30,
	2025	2024	2023
Additions to property and intangibles
Post Consumer Brands	$271.4	$202.6	$112.8
Weetabix	37.9	34.1	30.1
Foodservice and Refrigerated Retail	198.4	190.7	144.0
Corporate (a)	2.5	2.1	24.2
Total	$510.2	$429.5	$311.1

Depreciation and amortization
Post Consumer Brands	$243.4	$207.3	$157.3
Weetabix	49.0	42.2	35.9
Foodservice	131.8	131.1	128.7
Refrigerated Retail	74.4	72.3	76.1
Total segment depreciation and amortization	498.6	452.9	398.0
Corporate	25.7	24.0	9.1
Total	$524.3	$476.9	$407.1

Assets
Post Consumer Brands	$6,290.2	$5,106.5	$4,782.2
Weetabix	1,924.9	1,948.4	1,737.8
Foodservice and Refrigerated Retail	5,028.1	4,875.2	4,921.6
Corporate	285.2	924.1	205.1
Total assets	$13,528.4	$12,854.2	$11,646.7
(a)During the year ended September 30, 2023, the Company had non-cash exchanges of fixed assets of $8.1, which were included in the Corporate additions to property and intangibles.
The following table presents net sales by product.

	Year Ended September 30,
	2025	2024	2023
Net sales by product
Cereal and granola	$2,645.5	$2,754.6	$2,730.8
Eggs and egg products	2,413.1	2,121.6	2,304.0
Pet food	1,570.4	1,758.3	679.8
Side dishes (including potato products)	748.9	754.9	732.0
Cheese and dairy	155.0	168.8	191.5
Sausage	166.4	165.2	163.6
Nut butters	179.3	104.0	100.5
Protein-based products	103.6	44.2	34.1
Other	178.9	51.1	55.4
Eliminations	(3.0)	—	(0.7)
Total	$8,158.1	$7,922.7	$6,991.0

In fiscal 2025, 2024 and 2023, the Company’s revenues were primarily generated by sales within the U.S.; foreign sales were 9.5%, 10.2% and 11.0% of total net sales, respectively. The largest concentration of foreign sales was within the U.K., which accounted for 59.2%, 55.6% and 54.0% of total foreign sales in fiscal 2025, 2024 and 2023, respectively. Sales are attributed to individual countries based on the address to which the product is shipped.
As of September 30, 2025 and 2024, the majority of the Company’s tangible long-lived assets were located in the U.S.; the remainder were located primarily in the U.K. and Canada, which combined have a net carrying value of approximately $322.6 and $314.7, respectively.
During the years ended September 30, 2025, 2024 and 2023, one customer, including its affiliates, accounted for 17.4%, 19.9% and 17.3%, respectively, of the Company’s total net sales. The Post Consumer Brands and Refrigerated Retail segments sold products to this major customer or its affiliates.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
In connection with the 8th Avenue acquisition completed in fiscal 2025, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to our internal control over financial reporting. Based on management’s evaluation, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 1, 2025, we completed the 8th Avenue Food & Provisions, Inc. (“8th Avenue”) acquisition. We have excluded the 8th Avenue acquisition from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 in accordance with Securities and Exchange Commission guidance permitting management to exclude recently acquired businesses from management’s report on internal control over financial reporting, not to extend beyond one year from the date of acquisition. Total 8th Avenue assets, excluding goodwill and intangible assets (which are included in our fiscal 2025 assessment), were $653.1 million, or 5% of consolidated total assets, as of September 30, 2025. Total 8th Avenue net sales were $242.7 million, or 3% of consolidated net sales, for the year ended September 30, 2025.
As of September 30, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of September 30, 2025, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this report.
ITEM 9B.    OTHER INFORMATION
Amended and Restated Bylaws
On November 19, 2025, our Board of Directors amended and restated our Amended and Restated Bylaws (as amended and restated, the “tenth Amended and Restated Bylaws”), effective November 19, 2025. The tenth Amended and Restated Bylaws amended Article I, Section 6 to provide that shares of our common stock represented by a proxy which directs that the shares abstain from voting, or that a vote be withheld on a matter, shall not be deemed to be represented at a meeting of shareholders as to such matter, but shall be deemed represented at the meeting for all other purposes. The foregoing description of the terms of the tenth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the tenth Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this report and which is incorporated herein by reference.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, no director or “officer,” as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as set forth below in this Item, the information required by this Item that appears under the headings “Election of Directors” and “Corporate Governance – Board Meetings and Committees” in the Company’s definitive proxy statement for its 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after September 30, 2025 (the “2026 Proxy Statement”), is incorporated herein by reference. Information regarding executive officers of the Company is included under the heading “Information about our Executive Officers” within “Business” in Item 1 of this report.
Code of Conduct
The Company has adopted a code of ethics, its Code of Conduct, applicable to its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer, which sets forth the Company’s expectations for the conduct of business. The Code of Conduct is available under the Governance section within the Sustainability portion of the Company’s website (www.postholdings.com). In the event the Company amends the Code of Conduct or waivers of compliance are granted and it is determined that such amendments or waivers are subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure obligations by posting such information on its website (www.postholdings.com).
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item that appears under the headings “Compensation of Officers,” “Director Compensation for the Fiscal Year Ended September 30, 2025,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the 2026 Proxy Statement is incorporated herein by reference. The information contained in “Corporate Governance and Compensation Committee Report” in the 2026 Proxy Statement shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item that appears under the headings “Security Ownership of Certain Shareholders” and “Compensation of Officers – Equity Compensation Plan Information” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item that appears under the headings “Certain Relationships and Related Transactions,” “Corporate Governance – Director Independence and Role of the Independent Lead Director,” “Corporate Governance – Board Meetings and Committees – Audit Committee” and “Corporate Governance – Board Meetings and Committees – Corporate Governance and Compensation Committee” in the 2026 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item that appears under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following consolidated financial statements of Post Holdings, Inc. are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations for the years ended September 30, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, 2024 and 2023
•Consolidated Balance Sheets at September 30, 2025 and 2024
•Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023
•Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
2.Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or not material or the required information is shown in the financial statements or notes thereto.
3.Exhibits.

Exhibit No.	Description

*2.1
Asset Purchase Agreement, dated as of February 8, 2023, by and among The J. M. Smucker Company, PCB Sub, LLC (now known as Post Brands Pet Care, LLC) and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 13, 2023)

2.2
Amendment No. 1 to the Asset Purchase Agreement, dated as of April 27, 2023, by and among The J. M. Smucker Company, Post Holdings, Inc. and Post Brands Pet Care, LLC (formerly known as PCB Sub, LLC) (Incorporated by reference to Exhibit 2.4 to the Company’s Form 10-Q filed on May 5, 2023)

*2.3
Stock Purchase Agreement, dated as of June 3, 2025, by and among 8th Avenue Food & Provisions, Inc., the Sellers named therein and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 9, 2025)

3.1	Restatement of Previously Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 2, 2024)

3.2	Amended and Restated Bylaws of Post Holdings, Inc., effective November 19, 2025

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

Exhibit No.	Description

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

4.8	Description of Post Holdings, Inc.’s Registered Securities

†10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Form 10 filed on January 25, 2012)

†10.2	Post Holdings, Inc. Senior Management Bonus Program, effective as of May 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015)

†10.3	Form of Management Continuity Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2015)

†10.4	Post Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of January 28, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2016)

†10.5	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2016)

†10.6	Post Holdings, Inc. Amended and Restated Executive Savings Investment Plan, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2017)

†10.7
Post Holdings, Inc. Amended and Restated Deferred Compensation Plan for Key Employees, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2017)

†10.8
Post Holdings, Inc. Deferred Compensation Plan for Non-Management Directors, as Amended and Restated, effective as of August 1, 2017 (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-Q filed on August 4, 2017)

†10.9	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 16, 2018)

†10.10	Post Holdings, Inc. 2019 Long-Term Incentive Plan, effective January 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2019)

†10.11	Form of Non-Employee Director Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on November 22, 2019)

†10.12	Amendment to the Post Holdings, Inc. Senior Management Bonus Program, effective September 30, 2019 (Incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K filed on November 22, 2019)

†10.13
Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2019 (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q filed on February 7, 2020)

10.14
Tax Receivable Agreement, dated as of October 21, 2019, by and among BellRing Brands, Inc., BellRing Brands, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by BellRing Brands, Inc. on October 21, 2019 (File No. 001-39093))

Exhibit No.	Description

*10.15
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

*10.16
Second Amended and Restated Guarantee and Collateral Agreement, dated as of March 18, 2020, by and among Post Holdings, Inc., certain of its subsidiaries and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2020)

†10.17	Offer Letter to Nicolas Catoggio, dated June 30, 2021 (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed on November 17, 2022)

10.18
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 3, 2021, by and between Post Holdings, Inc. and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K filed on November 19, 2021)

†10.19
Second Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective October 1, 2021 (Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q filed on February 4, 2022)

†*10.20	Post Holdings, Inc. Executive Severance Plan, as Amended and Restated, effective November 16, 2021 (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q filed on February 4, 2022)

†10.21	Post Holdings, Inc. 2021 Long-Term Incentive Plan, effective November 17, 2021 (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q filed on February 4, 2022)

†10.22	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q filed on February 4, 2022)

10.23
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

†10.24	Form of Non-Employee Director Restricted Stock Unit Agreement (United States Non-Employee Directors) (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q filed on May 6, 2022)

†10.25	Form of Non-Employee Director Restricted Stock Unit Agreement (United Kingdom Non-Employee Directors) (Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-Q filed on May 6, 2022)

*10.26
Tax Matters Agreement, dated as of March 10, 2022, by and among BellRing Intermediate Holdings, Inc., Post Holdings, Inc. and BellRing Brands, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2022)

†10.27	Form of Cliff-Vesting Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed on November 17, 2022)

†10.28	Form of Stock-Settled Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2022)

†10.29
Third Amendment to the Amended and Restated Post Holdings, Inc. Deferred Compensation Plan for Key Employees, effective August 1, 2023 (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on November 17, 2023)

†10.30	Form of Indemnification Agreement (Officers) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2023)

†10.31	Form of Performance-Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2023)

Exhibit No.	Description

†10.32	Amendment to Certain Performance-Based Restricted Stock Unit Agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2024)

†*10.33	Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan, effective February 19, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2024)

10.34
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

*10.35
Notes Security Agreement, dated as of February 20, 2024, by and among Post Holdings, Inc., certain of its subsidiaries as provided therein and Computershare Trust Company, National Association, as notes collateral agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 26, 2024)

10.36
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

†10.37	Post Holdings, Inc. Amended and Restated 2021 Long-Term Incentive Plan, effective November 13, 2024 (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q filed on February 7, 2025)

†10.38	Form of Restricted Stock Unit Agreement (Time-Based Ratable Restricted Stock Unit) (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q filed on February 7, 2025)

†10.39	Form of Restricted Stock Unit Agreement (Bonus Restricted Stock Unit) (Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q filed on February 7, 2025)

†10.40
Form of Performance-Based Restricted Stock Unit Agreement (TSR Performance-Based Restricted Stock Unit) (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q filed on February 7, 2025)

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

†10.43
First Amendment to the Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan, effective April 9, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2025)

†10.44	Form of Employee Confidentiality, Non-Solicitation and Assignment Agreement

19.1	Post Holdings, Inc. Insider Trading Policy

21.1	Subsidiaries of Post Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (Included under Signatures)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2025

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2025

Exhibit No.	Description

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 21, 2025

97.1	Post Holdings, Inc. Executive Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed on November 17, 2023)

101.INS
Inline XBRL (eXtensible Business Reporting Language) Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-K for the year ended September 30, 2025, formatted in Inline XBRL and contained in Exhibits 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
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

POST HOLDINGS, INC.

By:	/s/ Robert V. Vitale
Robert V. Vitale
President and Chief Executive Officer
Date:	November 21, 2025

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

Signature	Title	Date

/s/ Robert V. Vitale	President and Chief Executive Officer, Director (principal executive officer)	November 21, 2025
Robert V. Vitale

/s/ Matthew J. Mainer	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	November 21, 2025
Matthew J. Mainer

/s/ Bradly A. Harper	Senior Vice President, Chief Accounting Officer (principal accounting officer)	November 21, 2025
Bradly A. Harper

/s/ William P. Stiritz	Chairman of the Board	November 21, 2025
William P. Stiritz

/s/ Dorothy M. Burwell	Director	November 21, 2025
Dorothy M. Burwell

/s/ Gregory L. Curl	Director	November 21, 2025
Gregory L. Curl

/s/ Thomas C. Erb	Director	November 21, 2025
Thomas C. Erb

/s/ David W. Kemper	Director	November 21, 2025
David W. Kemper

/s/ Jennifer Kuperman	Director	November 21, 2025
Jennifer Kuperman

/s/ David P. Skarie	Director	November 21, 2025
David P. Skarie