Form 10-Q
period 2025-12-31
Post Holdings, Inc.
filed 2026-02-05
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
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
Common Stock, $0.01 par value per share – 47,956,718 shares as of February 2, 2026

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended December 31,
	2025	2024
Net Sales	$2,174.6	$1,974.7
Cost of goods sold	1,536.1	1,379.4
Gross Profit	638.5	595.3
Selling, general and administrative expenses	357.3	331.6
Amortization of intangible assets	51.7	49.1
Other operating (income) expense, net	(8.9)	0.5
Operating Profit	238.4	214.1
Interest expense, net	103.4	84.1
Loss on extinguishment of debt, net	17.5	5.8
Income on swaps, net	(1.9)	(15.4)
Other income, net	(4.6)	(5.8)
Earnings before Income Taxes and Equity Method Earnings	124.0	145.4
Income tax expense	27.3	32.1
Equity method earnings, net of tax	(0.3)	(0.1)
Net Earnings Including Noncontrolling Interest	97.0	113.4
Less: Net earnings attributable to noncontrolling interest	0.2	0.1
Net Earnings	$96.8	$113.3

Earnings per Common Share:
Basic	$1.87	$1.94
Diluted	$1.71	$1.78
Weighted-Average Common Shares Outstanding:
Basic	51.7	58.3
Diluted	58.2	65.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended December 31,
	2025	2024
Net Earnings Including Noncontrolling Interest	$97.0	$113.4
Pension and other postretirement benefits adjustments:
Reclassifications to net earnings	0.4	0.3
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	3.1	(109.5)
Tax expense on other comprehensive income (loss):
Pension and other postretirement benefits adjustments:
Reclassifications to net earnings	(0.1)	(0.1)
Total Other Comprehensive Income (Loss) Including Noncontrolling Interest	3.4	(109.3)
Less: Comprehensive income attributable to noncontrolling interest	0.2	0.1
Total Comprehensive Income	$100.2	$4.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	December 31, 2025	September 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$279.3	$176.7
Restricted cash	5.4	6.1
Receivables, net	680.6	735.4
Inventories	908.2	875.0
Current assets held for sale	—	116.3
Prepaid expenses and other current assets	98.8	115.4
Total Current Assets	1,972.3	2,024.9
Property, net	2,682.6	2,698.7
Goodwill	4,845.8	4,844.7
Other intangible assets, net	2,963.3	3,014.6
Other assets held for sale	—	424.8
Other assets	520.3	520.7
Total Assets	$12,984.3	$13,528.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.2	$1.2
Accounts payable	579.2	624.0
Current liabilities held for sale	—	55.5
Other current liabilities	459.3	532.4
Total Current Liabilities	1,039.7	1,213.1
Long-term debt	7,457.9	7,421.7
Deferred income taxes	660.2	638.5
Other liabilities held for sale	—	119.7
Other liabilities	358.4	371.6
Total Liabilities	9,516.2	9,764.6
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,356.8	5,370.7
Retained earnings	2,215.7	2,118.9
Accumulated other comprehensive income	12.1	8.7
Treasury stock, at cost	(4,128.3)	(3,746.1)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,457.2	3,753.1
Noncontrolling interest	10.9	10.7
Total Shareholders’ Equity	3,468.1	3,763.8
Total Liabilities and Shareholders’ Equity	$12,984.3	$13,528.4
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net earnings including noncontrolling interest	$97.0	$113.4
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	152.5	120.3
Unrealized gain on interest rate swaps and foreign currency contracts, net	(0.8)	(16.5)
Loss on extinguishment of debt, net	17.5	5.8
Non-cash stock-based compensation expense	22.4	19.8
Equity method earnings, net of tax	(0.3)	(0.1)
Deferred income taxes	21.7	21.0
Other, net	(9.1)	2.1
Other changes in operating assets and liabilities, net of held for sale assets and liabilities:
Decrease (increase) in receivables, net	42.2	(30.2)
(Increase) decrease in inventories	(22.9)	10.7
Decrease (increase) in prepaid expenses and other current assets	17.5	(19.3)
Decrease in other assets	4.3	3.4
(Decrease) increase in accounts payable and other current liabilities	(106.2)	77.1
(Decrease) increase in non-current liabilities	(0.1)	2.9
Net Cash Provided by Operating Activities	235.7	310.4

Cash Flows from Investing Activities
Additions to property	(116.4)	(139.0)
Proceeds from sale of business	378.5	—
Proceeds from sale of property	0.3	11.0
Other, net	(0.6)	(0.3)
Net Cash Provided by (Used in) Investing Activities	261.8	(128.3)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,485.0	600.0
Repayments of debt	(1,430.0)	(464.9)
Payments of debt issuance costs	(15.2)	(5.2)
Payments of debt premiums	(22.6)	(4.4)
Purchases of treasury stock	(376.2)	(175.1)
Other, net	(36.8)	(44.6)
Net Cash Used in Financing Activities	(395.8)	(94.2)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	0.2	(3.7)
Net Increase in Cash, Cash Equivalents and Restricted Cash	101.9	84.2
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	182.8	790.9
Cash, Cash Equivalents and Restricted Cash, End of Period	$284.7	$875.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended December 31,
	2025	2024
Common Stock
Beginning and end of period	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	5,370.7	5,331.5
Activity under stock and deferred compensation plans	(36.3)	(44.2)
Non-cash stock-based compensation expense	22.4	19.0
End of period	5,356.8	5,306.3
Retained Earnings
Beginning of period	2,118.9	1,783.2
Net earnings	96.8	113.3
End of period	2,215.7	1,896.5
Accumulated Other Comprehensive Income
Retirement Benefit Adjustments, net of tax
Beginning of period	(39.7)	(36.5)
Net change in retirement benefits, net of tax	0.3	0.2
End of period	(39.4)	(36.3)
Hedging Adjustments, net of tax
Beginning and end of period	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(26.4)	(31.9)
Foreign currency translation adjustments	3.1	(109.5)
End of period	(23.3)	(141.4)
Treasury Stock
Beginning of period	(3,746.1)	(3,031.4)
Purchases of treasury stock	(382.2)	(182.1)
End of period	(4,128.3)	(3,213.5)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,457.2	3,887.3
Noncontrolling Interest
Beginning of period	10.7	10.7
Net earnings attributable to noncontrolling interest	0.2	0.1
End of period	10.9	10.8
Total Shareholders’ Equity	$3,468.1	$3,898.1
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share and per principal amount information and where indicated otherwise)
NOTE 1 — BASIS OF PRESENTATION
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements have been prepared on a basis substantially consistent with, and should be read in conjunction with, the audited consolidated financial statements of Post Holdings, Inc. (herein referred to as “Post,” “the Company,” “us,” “our” or “we,” and unless otherwise stated or context otherwise indicates, all such references herein mean Post Holdings, Inc. and its subsidiaries), which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 21, 2025.
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
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below that the Company is currently assessing) that had or could have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU is effective for fiscal years beginning after December 15, 2026 (i.e., the Company’s annual financial statements for the year ended September 30, 2028) and for interim periods within fiscal years beginning after December 15, 2027 (i.e., the Company’s interim financial statements for the three months ended December 31, 2028), with early adoption permitted. This ASU can be adopted either prospectively or retrospectively. The Company is currently evaluating the impact of this standard.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands annual disclosure requirements for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024 (i.e., the Company’s annual financial statements for the year ended September 30, 2026), with early adoption permitted. This ASU should be adopted prospectively; however, retrospective adoption is permitted. The Company is currently evaluating the impact of this standard.
NOTE 3 — EQUITY INTERESTS, NONCONTROLLING INTEREST AND RELATED PARTY TRANSACTIONS
8th Avenue
Prior to July 1, 2025, the Company had a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that was accounted for using the equity method and transactions between the Company and 8th Avenue were considered related party transactions. On July 1, 2025, the Company completed its acquisition of all of the preferred stock and the remaining 39.5% common equity interest that it did not already own in 8th Avenue. Subsequent to the acquisition, the results of 8th Avenue were consolidated with the results of Post and transactions between Post and 8th Avenue were no longer classified as related party transactions. See Note 4 for additional information regarding the acquisition. There was no equity method earnings/loss attributable to 8th Avenue recognized during fiscal 2025 prior to the acquisition.
During the three months ended December 31, 2024, the Company had net sales to 8th Avenue of $2.4 and purchases from and royalties paid to 8th Avenue of $20.3. Sales and purchases between the Company and 8th Avenue prior to the acquisition were all made at arm’s-length.

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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $5.1 and $4.5 at December 31, 2025 and September 30, 2025, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets.
BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers and/or directors serve as officers and/or directors of BellRing.
The Company has a co-packing agreement with BellRing under which Post produces protein-based shakes for BellRing and BellRing procures certain packaging materials for Post to utilize in its production. Net sales to BellRing were $18.1 during the three months ended December 31, 2025 and were immaterial during the three months ended December 31, 2024. The Company had current receivables with BellRing of $6.6 and $3.4 related to these sales at December 31, 2025 and September 30, 2025, respectively, which were included in “Receivables, net” on the Condensed Consolidated Balance Sheets. Other related party transactions between the Company and BellRing were immaterial for the three months ended December 31, 2025 and 2024, and balances related to such transactions were immaterial as of both December 31, 2025 and September 30, 2025.
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
Fiscal 2025
8th Avenue
On July 1, 2025, the Company completed its acquisition of all of the preferred stock and the remaining 39.5% common equity interest that it did not already own in 8th Avenue for a preliminary purchase price of $798.8, which included the retirement of all of 8th Avenue’s outstanding debt (excluding leaseback financial liabilities). As part of the acquisition, Post also assumed $111.4 of leaseback financial liabilities of 8th Avenue. 8th Avenue is a manufacturer and distributor of private label nut butters, granola and dried fruit and nut products and was previously also a manufacturer and distributor of branded and private label pasta, which the Company divested during the first quarter of fiscal 2026 (see Note 6). The acquisition was completed using cash on hand and borrowings under the Revolving Credit Facility (as defined in Note 14). 8th Avenue is reported in the Post Consumer Brands segment. Preliminary values of 8th Avenue are measured as of the date of the acquisition, are not yet finalized pending the final purchase price allocation and are subject to change.

The following table presents the preliminary purchase price allocation related to the 8th Avenue acquisition based upon the fair values of assets acquired and liabilities assumed as of December 31, 2025.

Cash and cash equivalents	$2.9
Receivables, net	104.8
Inventories	182.7
Prepaid expenses and other current assets	9.3
Property, net	298.4
Other intangible assets, net	220.0
Other assets	44.7
Accounts payable	(101.1)
Other current liabilities	(53.6)
Long-term debt (a)	(111.4)
Deferred income taxes	(7.0)
Other liabilities	(37.0)
Total identifiable net assets	552.7
Goodwill	246.1
Fair value of total consideration transferred	$798.8
(a) Long-term debt represents leaseback financial liabilities that were assumed by Post as part of the acquisition. In conjunction with the divestiture of the Pasta Business (as defined in Note 6), $78.2 of the leaseback financial liabilities were assumed by the Pasta Business acquirer. See Note 6 for additional information on the Pasta Business divestiture.
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
Unaudited Pro Forma Information
The following unaudited pro forma information for the three months ended December 31, 2024 presents a summary of the results of operations of the Company combined with the results of the fiscal 2025 8th Avenue and PPI acquisitions as if the acquisitions had occurred on October 1, 2023, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation expense based upon the fair value of assets acquired, acquisition-related costs, inventory revaluation adjustments, interest expense and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the 8th Avenue and PPI acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results. Pro forma adjustments did not affect the results of operations for the three months ended December 31, 2025.

Pro forma net sales	$2,231.7
Pro forma net earnings	$117.8
Pro forma basic earnings per common share	$2.02
Pro forma diluted earnings per common share	$1.85
NOTE 5 — RESTRUCTURING
In March 2025, the Company finalized its plan to close its Post Consumer Brands cereal manufacturing facilities in Sparks, Nevada (the “Sparks Facility”) and Cobourg, Ontario (the “Cobourg Facility”). The termination of operations at the Sparks Facility and Cobourg Facility was completed in the first quarter of fiscal 2026.

Restructuring charges and the associated liabilities, which primarily relate to employee-related expenses associated with the closure of these facilities, are shown in the following table.

	Sparks Facility	Cobourg Facility	Total
Balance, September 30, 2025	$3.2	$4.2	$7.4
Charge to expense	0.6	0.3	0.9
Cash payments	(0.5)	(0.3)	(0.8)
Non-cash charges	—	—	—
Balance, December 31, 2025	$3.3	$4.2	$7.5

Total expected restructuring charges	$6.2	$6.5	$12.7
Cumulative restructuring charges incurred to date	5.3	4.5	9.8
Remaining expected restructuring charges	$0.9	$2.0	$2.9
Restructuring charges of $0.9 and $0.8 were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024, respectively.
NOTE 6 — DIVESTITURE AND AMOUNTS HELD FOR SALE
On December 1, 2025, the Company completed its previously announced sale of 8th Avenue’s pasta business (the “Pasta Business”) for a preliminary price of $375.0, subject to working capital adjustments, resulting in total proceeds at closing of $378.5. As part of the sale, the acquirer also assumed $78.2 of leaseback financial liabilities of the Pasta Business. Prior to the sale, the Pasta Business was reported in the Post Consumer Brands segment and the related assets and liabilities were classified as held for sale as of September 30, 2025. During the three months ended December 31, 2025, the Company recorded a gain of $9.7 related to the sale of the Pasta Business, which was reported in “Other operating (income) expense, net” in the Condensed Consolidated Statements of Operations. There were no held for sale gains or losses recorded during the three months ended December 31, 2024.

The following table presents the major classes of assets and liabilities comprising “Current assets held for sale,” “Other assets held for sale,” “Current liabilities held for sale” and “Other liabilities held for sale” on the Condensed Consolidated Balance Sheets as of September 30, 2025, prior to the sale of the Pasta Business. There were no assets or liabilities held for sale at December 31, 2025.

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
(a) Long-term debt represents leaseback financial liabilities for certain pasta manufacturing facilities, which were assumed by the acquirer as part of the Pasta Business sale. See Note 4 for additional information regarding these leaseback financial liabilities.
In connection with the Pasta Business sale, the Company entered into a transition services agreement (the “TSA”) with the acquirer, pursuant to which the Company provides certain support services to the acquirer for a transition period following the close of the Pasta Business sale based on the terms set forth in the TSA. In accordance with the terms of the TSA, Post collects sales receivables from customers and remits payments to vendors for the Pasta Business, and the net cash received and paid by Post on behalf of the Pasta Business is settled between the Company and the acquirer on a monthly basis. As of December 31, 2025, the Company had recorded a net payable due to the acquirer of $16.4, which was recorded within “Accounts payable” on the Condensed Consolidated Balance Sheets.
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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2025	2024
Net earnings for basic earnings per share	$96.8	$113.3
Impact of interest expense, net of tax, related to convertible senior notes	2.7	2.7
Net earnings for diluted earnings per share	$99.5	$116.0

Weighted-average shares for basic earnings per share	51.7	58.3
Effect of dilutive securities:
Stock options	0.1	0.2
Restricted stock units	0.3	0.5
Market-based performance restricted stock units	0.6	0.7
Earnings-based performance restricted stock units	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4
Total dilutive securities	6.5	6.9
Weighted-average shares for diluted earnings per share	58.2	65.2

Earnings per Common Share:
Basic	$1.87	$1.94
Diluted	$1.71	$1.78
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended December 31,
	2025	2024
Restricted stock units	0.1	—
Market-based performance restricted stock units	0.1	—
NOTE 8 — INVENTORIES

	December 31, 2025	September 30, 2025
Raw materials and supplies	$187.2	$181.7
Work in process	30.1	33.9
Finished products	658.1	625.7
Flocks	32.8	33.7
	$908.2	$875.0
NOTE 9 — PROPERTY, NET

	December 31, 2025	September 30, 2025
Property, at cost	$4,989.7	$4,955.3
Accumulated depreciation	(2,307.1)	(2,256.6)
	$2,682.6	$2,698.7

NOTE 10 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Balance, September 30, 2025
Goodwill (gross)	$2,408.7	$1,389.2	$835.3	$941.3	$5,574.5
Accumulated impairment losses	(609.1)	—	(120.7)	—	(729.8)
Goodwill (net)	$1,799.6	$1,389.2	$714.6	$941.3	$4,844.7
Currency translation adjustment	0.1	—	—	1.0	1.1
Balance, December 31, 2025
Goodwill (gross)	$2,408.8	$1,389.2	$835.3	$942.3	$5,575.6
Accumulated impairment losses	(609.1)	—	(120.7)	—	(729.8)
Goodwill (net)	$1,799.7	$1,389.2	$714.6	$942.3	$4,845.8
NOTE 11 — INTANGIBLE ASSETS, NET

	December 31, 2025			September 30, 2025
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,700.0	$(1,262.7)	$1,437.3	$2,699.8	$(1,225.3)	$1,474.5
Trademarks, brands and licensing agreements	1,132.4	(420.7)	711.7	1,132.4	(406.3)	726.1
	3,832.4	(1,683.4)	2,149.0	3,832.2	(1,631.6)	2,200.6
Not subject to amortization:
Trademarks and brands	814.3	—	814.3	814.0	—	814.0
	$4,646.7	$(1,683.4)	$2,963.3	$4,646.2	$(1,631.6)	$3,014.6
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
At December 31, 2025, the Company’s derivative instruments, none of which were designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” consisted of:
•commodity and energy futures, swaps and option contracts which relate to inputs that generally will be utilized within the next year;
•foreign currency forward contracts (“FX contracts”) maturing throughout fiscal 2026 that have the effect of hedging currency fluctuations between the U.S. Dollar and the Pound Sterling and between the Euro and the Pound Sterling; and
•pay-fixed, receive-variable interest rate swaps maturing in June 2033 that require monthly settlements and have the effect of hedging interest payments on debt expected to be issued but not yet priced.
The following table presents the notional amounts of derivative instruments held.

	December 31, 2025	September 30, 2025
Commodity and energy contracts	$110.7	$113.2
FX contracts	35.9	4.3
Interest rate swaps	300.0	300.0

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	December 31, 2025	September 30, 2025
Asset Derivatives:
Commodity and energy contracts	Prepaid expenses and other current assets	$1.1	$2.2
Interest rate swaps	Prepaid expenses and other current assets	—	0.3
Interest rate swaps	Other assets	2.7	1.5
		$3.8	$4.0

Liability Derivatives:
Commodity and energy contracts	Other current liabilities	$6.6	$5.8
FX contracts	Other current liabilities	0.8	0.1
Interest rate swaps	Other current liabilities	0.7	0.3
Interest rate swaps	Other liabilities	2.5	3.5
		$10.6	$9.7
The following table presents the statement of operations location and loss (gain) recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended December 31,
		2025	2024
Commodity and energy contracts	Cost of goods sold	$3.2	$0.8
FX contracts	Selling, general and administrative expenses	1.0	(2.3)
Interest rate swaps	Income on swaps, net	(1.9)	(15.4)
At December 31, 2025 and September 30, 2025, the Company had pledged collateral of $4.4 and $5.1, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	December 31, 2025			September 30, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$19.9	$19.9	$—	$19.1	$19.1	$—
Derivative assets	3.8	—	3.8	4.0	—	4.0
Equity security investments	10.6	10.6	—	41.0	41.0	—
	$34.3	$30.5	$3.8	$64.1	$60.1	$4.0
Liabilities:
Deferred compensation liabilities	$47.3	$—	$47.3	$49.0	$—	$49.0
Derivative liabilities	10.6	—	10.6	9.7	—	9.7
	$57.9	$—	$57.9	$58.7	$—	$58.7
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
Equity Security Investments
The Company uses the market approach to measure the fair value of its equity security investments. At December 31, 2025 and September 30, 2025, the Company’s equity security investments were included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.
Other Fair Value Measurements
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of outstanding borrowings under the Revolving Credit Facility (as defined in Note 14) as of December 31, 2025 and September 30, 2025 approximated their carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the municipal bond, Revolving Credit Facility and leaseback financial liabilities, was $7,061.0 and $6,999.6 as of December 31, 2025 and September 30, 2025, respectively, which included $621.5 and $647.5, respectively, related to the Company’s convertible senior notes.
Certain assets and liabilities, including property, goodwill, other intangible assets and assets and liabilities held for sale, are measured at fair value on a non-recurring basis using Level 3 inputs. At September 30, 2025, the Company had assets and liabilities classified as held for sale, which were measured at fair value based on the lower of the carrying amount or fair value less cost to sell. For additional information on assets and liabilities held for sale, see Note 6.
NOTE 14 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheets are presented in the following table.

	December 31, 2025	September 30, 2025
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	980.6	980.6
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	—	1,235.0
6.25% senior secured notes maturing February 2032	1,000.0	1,000.0
6.250% senior notes maturing October 2034	600.0	600.0
6.375% senior notes maturing March 2033	1,200.0	1,200.0
6.50% senior notes maturing March 2036	1,300.0	—
Revolving Credit Facility	430.0	440.0
Leaseback financial liabilities	33.2	33.2
Municipal bond	3.0	3.0
	$7,507.2	$7,452.2
Less: Current portion of long-term debt	1.2	1.2
Debt issuance costs, net	57.2	48.9
Plus: Unamortized premium, net	9.1	19.6
Total long-term debt	$7,457.9	$7,421.7

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
As of both December 31, 2025 and September 30, 2025, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of December 31, 2025 or September 30, 2025. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both December 31, 2025 and September 30, 2025.
Other Senior Notes
On December 15, 2025, the Company issued $1,300.0 principal value of 6.50% senior notes maturing in March 2036. The 6.50% senior notes were issued at par and the Company received $1,284.7 after incurring underwriting fees and other fees and expenses of $15.3, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 6.50% senior notes are due semi-annually each March 15 and September 15, with the first interest payment due on March 15, 2026. With the net proceeds received from the 6.50% senior notes issuance, the Company redeemed the remaining balance of the Company’s outstanding 5.50% senior notes maturing in December 2029 and all accrued and unpaid interest to the redemption date. For additional information, see “Repayments of Debt” below.
The 6.50% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior, unsecured basis by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries).
Credit Agreement
On February 20, 2024, the Company entered into a third amendment to the Company’s second amended and restated credit agreement (as from time to time amended, modified or supplemented, including by the first amendment, the second amendment and the third amendment, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $1,000.0 (the “Revolving Credit Facility”), with the commitments thereunder to be made available to the Company in U.S. Dollars, Canadian Dollars, Euros and Pounds Sterling. Letters of credit are available under the Credit Agreement in an aggregate amount of up to $75.0. The maturity date of the Revolving Credit Facility is February 20, 2029.
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
During the three months ended December 31, 2025, the Company borrowed $185.0 and repaid $195.0 under the Revolving Credit Facility. During the three months ended December 31, 2024, the Company had no borrowings or repayments under the Revolving Credit Facility. As of December 31, 2025, the Revolving Credit Facility had outstanding borrowings of $430.0, outstanding letters of credit of $24.1 and an available borrowing capacity of $545.9. As of September 30, 2025, the Revolving Credit Facility had outstanding borrowings of $440.0, outstanding letters of credit of $22.3 and an available borrowing capacity of $537.7. As of December 31, 2025 and September 30, 2025, the weighted-average interest rate on the outstanding borrowings under the Revolving Credit Facility was 5.66% and 5.83%, respectively.
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

Repayments of Debt
The following table presents the Company’s principal repayments of debt, which were included in the Condensed Consolidated Statements of Cash Flows, and the associated loss (gain) related to such repayments, which were included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

		Loss on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Debt Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premiums
Three Months Ended December 31, 2025
5.50% senior notes	$1,235.0	$22.6	$4.4	$(9.5)
Revolving Credit Facility	195.0	—	—	—
Total	$1,430.0	$22.6	$4.4	$(9.5)

Three Months Ended December 31, 2024
5.625% senior notes	$464.9	$4.4	$1.4	$—
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of December 31, 2025, the Company was in compliance with this financial covenant.
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
NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company maintains qualified defined benefit plans in the U.S., the United Kingdom (the “U.K.”) and Canada for certain employees primarily within its Post Consumer Brands and Weetabix segments. In addition, certain of the Company’s management employees, including its named executive officers, are eligible to participate in a supplemental executive retirement plan (the “SERP”), which is an unfunded, non-qualified defined benefit retirement plan.
Amounts for the Canadian plans and the SERP are included in the North America disclosures and are not disclosed separately because they do not constitute a significant portion of the combined amounts.

The following tables present the components of net periodic benefit cost/income for the pension plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost/income were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	North America
	Three Months Ended December 31,
	2025	2024
Service cost	$0.6	$0.7
Interest cost	1.4	1.3
Expected return on plan assets	(2.2)	(2.1)
Recognized net actuarial gain	(0.1)	—
Recognized prior service cost	0.3	0.3
Net periodic benefit cost	$—	$0.2

	Other International
	Three Months Ended December 31,
	2025	2024
Service cost	$0.5	$—
Interest cost	6.5	6.3
Expected return on plan assets	(9.0)	(8.8)
Recognized net actuarial loss	0.2	—
Recognized prior service cost	0.1	0.1
Net periodic benefit income	$(1.7)	$(2.4)
The following table presents the components of net periodic benefit cost/income for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost/income were reported in “Other income, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended December 31,
	2025	2024
Service cost	$0.1	$—
Interest cost	0.6	0.6
Recognized net actuarial gain	(0.1)	(0.1)
Net periodic benefit cost	$0.6	$0.5

NOTE 17 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended December 31,
	2025	2024
Shares repurchased	3.7	1.6
Average price per share (a)	$101.57	$114.39
Total share repurchase costs (b)	$382.2	$182.1
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2025 (i) excluded $3.2 of accrued excise tax that had not yet been paid as of December 31, 2025, (ii) excluded $4.8 of repurchases of common stock that were accrued in the first quarter of fiscal 2026 but did not settle until the second quarter of fiscal 2026 and (iii) included $2.0 of payments for repurchases of common stock that were accrued in fiscal 2025 but did not settle until the first quarter of fiscal 2026. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2024 (i) excluded $1.0 of accrued excise tax that had not been paid as of December 31, 2024, (ii) excluded $6.2 of repurchases of common stock that were accrued in the first quarter of fiscal 2025 but did not settle until the second quarter of fiscal 2025 and (iii) included $0.2 of payments for repurchases of common stock that were accrued in fiscal 2024 but did not settle until the first quarter of fiscal 2025.
NOTE 18 — SEGMENTS
At December 31, 2025, the Company managed and reported operating results through the following four reportable segments:
•Post Consumer Brands: primarily North American RTE cereal and granola, pet food and nut butters;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products; and
•Weetabix: primarily U.K. RTE cereal, muesli and protein-based shakes.
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

	Three Months Ended December 31, 2025
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$1,103.8	$669.1	$266.6	$137.9	$2,177.4
Corporate and eliminations					(2.8)
Total					$2,174.6

Less:
Cost of goods sold	775.9	496.2	181.7	83.3
Selling, general and administrative expenses	170.9	42.2	43.7	31.9
Other segment expenses, net (a)	24.8	13.2	10.8	1.0
Segment Profit	132.2	117.5	30.4	21.7	301.8

General corporate expenses and other					58.8
Interest expense, net					103.4
Loss on extinguishment of debt, net					17.5
Income on swaps, net					(1.9)
Earnings before income taxes and equity method earnings					$124.0
(a)Other segment expenses included (i) amortization of intangible assets for all segments, (ii) loss on sale of property for the Post Consumer Brands, Foodservice and Refrigerated Retail segments, (iii) gain on sale of property for the Weetabix segment and (iv) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

	Three Months Ended December 31, 2024
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$963.9	$616.6	$266.6	$127.6	$1,974.7
Corporate and eliminations					—
Total					$1,974.7

Less:
Cost of goods sold	635.2	479.4	187.7	80.8
Selling, general and administrative expenses	175.2	38.4	44.4	30.4
Other segment expenses, net (a)	22.5	12.7	10.3	0.5
Segment Profit	131.0	86.1	24.2	15.9	257.2

General corporate expenses and other					37.3
Interest expense, net					84.1
Loss on extinguishment of debt, net					5.8
Income on swaps, net					(15.4)
Earnings before income taxes and equity method earnings					$145.4
(a)Other segment expenses included (i) amortization of intangible assets for all segments, (ii) loss on sale of property for the Post Consumer Brands segment, (iii) gain on sale of property for the Foodservice and Refrigerated Retail segments and (iv) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

The following tables present additions to property and intangibles, depreciation and amortization and total assets by reportable segment. Additions to property and intangibles exclude any additions through business acquisitions (see Note 4). Due to the level of integration between the Foodservice and Refrigerated Retail segments, it is impracticable to present additions to property and intangibles and total assets separately for each segment. As such, an allocation has been made between the two segments for depreciation based on inventory costing.

	Three Months Ended December 31,
	2025	2024
Additions to property and intangibles
Post Consumer Brands	$70.8	$79.5
Foodservice and Refrigerated Retail	39.9	51.1
Weetabix	4.4	8.4
Corporate	1.3	—
Total	$116.4	$139.0

Depreciation and amortization
Post Consumer Brands	$67.1	$58.2
Foodservice	35.8	31.7
Refrigerated Retail	19.3	17.4
Weetabix	11.3	12.0
Total segment depreciation and amortization	133.5	119.3
Corporate	19.0	1.0
Total	$152.5	$120.3

Assets	December 31, 2025	September 30, 2025
Post Consumer Brands	$5,690.6	$6,290.2
Foodservice and Refrigerated Retail	4,996.2	5,028.1
Weetabix	1,926.2	1,924.9
Corporate	371.3	285.2
Total assets	$12,984.3	$13,528.4
The following table presents net sales by product.

	Three Months Ended December 31,
	2025	2024
Net sales by product
Cereal and granola	$654.6	$645.0
Eggs and egg products	589.3	559.0
Pet food	360.4	408.9
Side dishes (including potato products)	221.5	212.6
Nut butters	105.8	28.1
Sausage	53.1	50.7
Cheese and dairy	41.3	42.7
Protein-based products	29.3	13.6
Other	122.1	14.1
Eliminations	(2.8)	—
Total	$2,174.6	$1,974.7

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Post Holdings, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, our audited consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us,” “Company” and “Post” as used herein refer to Post Holdings, Inc. and its subsidiaries.
OVERVIEW
We are a consumer packaged goods holding company operating in four reportable segments. Our products are sold through a variety of channels, including grocery, club and drug stores, mass merchandisers, foodservice, food ingredient and eCommerce.
At December 31, 2025, our reportable segments were as follows:
•Post Consumer Brands: primarily North American ready-to-eat (“RTE”) cereal and granola, pet food and nut butters;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products; and
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based shakes.
Acquisitions
Fiscal 2025
On July 1, 2025, we completed our acquisition of all of the preferred stock and the remaining common equity interest that we did not already own in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). 8th Avenue is a manufacturer and distributor of private label nut butters, granola and dried fruit and nut products and was previously also a manufacturer and distributor of branded and private label pasta, which we divested during the first quarter of fiscal 2026 (see “Divestitures” below within this section). 8th Avenue is reported in our Post Consumer Brands segment.
On March 3, 2025, we completed our acquisition of Potato Products of Idaho, L.L.C. (“PPI”), a manufacturer and packager of refrigerated and frozen potato products, which is reported in our Refrigerated Retail and Foodservice segments.
For additional information on these acquisitions, refer to Note 4 within “Notes to Condensed Consolidated Financial Statements.”
Divestitures
Fiscal 2026
On December 1, 2025, we completed our previously announced sale of 8th Avenue’s pasta business (the “Pasta Business”). Prior to the sale, the Pasta Business’s operating results were reported in the Post Consumer Brands segment and its assets and liabilities were classified as held for sale as of September 30, 2025.
For additional information on this divestiture, refer to Note 6 within “Notes to Condensed Consolidated Financial Statements.”
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, has been impacted by the following trends which impacted our results of operations in the prior year and may continue to impact our results of operations in the future, including:
•outbreaks of highly pathogenic avian influenza (“HPAI”), which impacted our Foodservice and Refrigerated Retail segments. We experienced volatility in our egg supply due to HPAI outbreaks across the industry, which impacted our results of operations in fiscal 2025. Future outbreaks of HPAI could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses; and
•inflationary pressures on input costs, which impacted all segments across our business. During fiscal 2025, inflationary pressures on certain input costs eased while other input costs continued to face inflationary pressures, which impacted our results of operations in the prior year and could continue to impact our business in fiscal 2026. In addition, we anticipate that any potential future modifications or incremental tariffs could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. This could impact the cost of, and consumer demand for, our products, including as a result of any potential pricing actions taken to offset increased costs. Future inflationary pressures and potential modifications or incremental tariffs could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses.
RESULTS OF OPERATIONS

	Three Months Ended December 31,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$2,174.6	$1,974.7	$199.9	10%

Operating Profit	$238.4	$214.1	$24.3	11%
Interest expense, net	103.4	84.1	19.3	23%
Loss on extinguishment of debt, net	17.5	5.8	11.7	202%
Income on swaps, net	(1.9)	(15.4)	13.5	88%
Other income, net	(4.6)	(5.8)	1.2	21%
Income tax expense	27.3	32.1	(4.8)	(15)%
Equity method earnings, net of tax	(0.3)	(0.1)	(0.2)	(200)%
Less: Net earnings attributable to noncontrolling interest	0.2	0.1	0.1	100%
Net Earnings	$96.8	$113.3	$(16.5)	(15)%
Net Sales
Net sales increased $199.9 million, or 10%, during the three months ended December 31, 2025, when compared to the prior year period, as a result of higher net sales within our Post Consumer Brands, Foodservice and Weetabix segments.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $24.3 million, or 11%, during the three months ended December 31, 2025, when compared to the prior year period, driven by higher segment profit across all segments, partially offset by higher general corporate expenses.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $19.3 million, or 23%, during the three months ended December 31, 2025, when compared to the prior year period. This increase was driven by lower interest income, higher average outstanding principal amounts of debt and a higher weighted-average interest rate compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.4% and 5.3% for the three months ended December 31, 2025 and 2024, respectively.
For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Loss on Extinguishment of Debt, Net
Fiscal 2025
During the three months ended December 31, 2025, we recognized a net loss of $17.5 million related to the redemption of our outstanding 5.50% senior notes. The net loss included debt premiums paid of $22.6 million and the write-off of debt issuance costs of $4.4 million, partially offset by the write-off of unamortized premiums of $9.5 million.
Fiscal 2024
During the three months ended December 31, 2024, we recognized a net loss of $5.8 million related to the redemption of our outstanding 5.625% senior notes. The net loss included debt premiums paid of $4.4 million and the write-off of debt issuance costs of $1.4 million.
For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Income on Swaps, Net
During the three months ended December 31, 2025 and 2024, we recognized income on swaps, net of $1.9 million and $15.4 million, respectively, related to mark-to-market adjustments and settlements on our interest rate swaps.

For additional information on our interest rate swap contracts and exposure to risk related to interest rate swaps, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements” and “Quantitative and Qualitative Disclosures About Market Risk” below, respectively.
Income Tax Expense
The effective income tax rate was 22.0% and 22.1% for the three months ended December 31, 2025 and 2024, respectively.
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
Post Consumer Brands

	Three Months Ended December 31,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$1,103.8	$963.9	$139.9	15%
Segment Profit	$132.2	$131.0	$1.2	1%
Segment Profit Margin	12%	14%
Net sales for the Post Consumer Brands segment increased $139.9 million, or 15%, for the three months ended December 31, 2025, when compared to the prior year period, driven by the inclusion of three months of 8th Avenue net sales of $217.2 million. Nut butters product sales were up $77.7 million, or 275%, primarily due to the inclusion of three months of 8th Avenue. Cereal and granola product sales were up $1.1 million, or less than 1%, driven by the inclusion of three months of 8th Avenue, partially offset by category declines and lower promotional activity. Pet food product sales were down $48.5 million, or 12%, driven by 6% lower volumes and lower average net selling prices. Pet food volumes decreased primarily due to distribution losses and reductions in co-manufactured and private label products. Pet food average net selling prices decreased primarily due to increased promotional activity and unfavorable product mix. Other product sales were up $109.6 million, driven by the inclusion of three months of 8th Avenue.
Segment profit for the three months ended December 31, 2025 increased $1.2 million, or 1%, when compared to the prior year period. This increase was primarily driven by higher net sales, as previously discussed, lower integration costs of $11.7 million and lower advertising and consumer spending of $10.5 million. These positive impacts were partially offset by higher product costs of $140.7 million (which was primarily driven by the inclusion of three months of 8th Avenue product costs of $178.4 million, partially offset by lower pet food volumes) and higher warehousing costs of $8.0 million.
Foodservice

	Three Months Ended December 31,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$669.1	$616.6	$52.5	9%
Segment Profit	$117.5	$86.1	$31.4	36%
Segment Profit Margin	18%	14%
Net sales for the Foodservice segment increased $52.5 million, or 9%, for the three months ended December 31, 2025, when compared to the prior year period. Egg product sales were up $32.9 million, or 6%, driven by 7% higher volumes primarily due to improved customer service levels. Sales of side dishes were up $8.3 million, or 11%, driven by 12% higher volumes primarily due to the inclusion of three months of PPI. Sales of all other products were up $11.3 million, primarily driven by protein-based shake sales.
Segment profit for the three months ended December 31, 2025 increased $31.4 million, or 36%, when compared to the prior year period, driven by lower raw material costs of $26.0 million and higher net sales, as previously discussed.

Refrigerated Retail

	Three Months Ended December 31,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$266.6	$266.6	$—	—%
Segment Profit	$30.4	$24.2	$6.2	26%
Segment Profit Margin	11%	9%
Net sales for the Refrigerated Retail segment were flat for the three months ended December 31, 2025, when compared to the prior year period. Sausage sales increased $3.0 million, or 6%, on 5% lower volumes, driven by higher average net selling prices due to prior year price increases. Sales of side dishes increased $0.9 million, or 1%, driven by 3% higher volumes due to new private label product introductions. Egg product sales were down $2.9 million, or 8%, on 7% lower volumes driven by category declines. Cheese and other dairy product sales decreased $1.4 million, or 3%, driven by 6% lower volumes. Sales of all other products were up $0.4 million.
Segment profit for the three months ended December 31, 2025 increased $6.2 million, or 26%, when compared to the prior year period, primarily driven by lower manufacturing costs of $4.0 million and lower raw material costs of $2.5 million.
Weetabix

	Three Months Ended December 31,		Change in
dollars in millions	2025	2024	$	%
Net Sales	$137.9	$127.6	$10.3	8%
Segment Profit	$21.7	$15.9	$5.8	36%
Segment Profit Margin	16%	12%
Net sales for the Weetabix segment increased $10.3 million, or 8%, for the three months ended December 31, 2025, when compared to the prior year period, driven by a favorable foreign currency exchange impact of $5.1 million and 2% higher volumes. Volumes increased due to higher protein-based shakes and branded product volumes.
Segment profit for the three months ended December 31, 2025 increased $5.8 million, or 36%, when compared to the prior year period, primarily driven by higher net sales, as previously discussed, and lower manufacturing costs of $1.6 million.
General Corporate Expenses and Other

	Three Months Ended December 31,		Change in
dollars in millions	2025	2024	$	%
General corporate expenses and other	$58.8	$37.3	$21.5	58%
General corporate expenses and other increased $21.5 million, or 58%, for the three months ended December 31, 2025, when compared to the prior year period. This increase was primarily driven by higher restructuring and facility closure costs (including accelerated depreciation) of $19.4 million primarily related to our Post Consumer Brands segment and increased net losses related to mark-to-market adjustments on economic hedges of $7.2 million (compared to net gains in the prior year period), partially offset by a gain of $9.7 million related to our sale of the Pasta Business.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the three months ended December 31, 2025 (for additional information, see Notes 14 and 17 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$1,300.0 million principal value issued of 6.50% senior notes;
•$1,235.0 million principal value of our 5.50% senior notes redeemed at a premium of $22.6 million;
•$185.0 million borrowed under our revolving credit facility (the “Revolving Credit Facility”) provided for under our second amended and restated credit agreement (as amended, restated or amended and restated the “Credit Agreement”);

•$195.0 million repaid under our Revolving Credit Facility; and
•3.7 million shares of our common stock repurchased at an average share price of $101.57 per share and at a total cost, including accrued excise tax and broker’s commissions, of $382.2 million.
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
Short-term financing needs primarily consist of working capital requirements and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and other strategic transactions, repayment or refinancing of our long-term debt obligations and capital expenditures related to ongoing projects. We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases in open market transactions, privately negotiated transactions or otherwise. Additionally, we may continue to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Obligations under our Credit Agreement are unconditionally guaranteed by our existing and subsequently acquired or organized subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries) and are secured by security interests in substantially all of our assets and the assets of our subsidiary guarantors, but excluding, in each case, real property. The guarantees of our subsidiaries are subject to release in certain circumstances.
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
The following table presents select cash flow data, which is discussed below.

	Three Months Ended December 31,
dollars in millions	2025	2024
Cash provided by (used in):
Operating activities	$235.7	$310.4
Investing activities	261.8	(128.3)
Financing activities	(395.8)	(94.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	(3.7)
Net increase in cash, cash equivalents and restricted cash	$101.9	$84.2

Operating Activities
Cash provided by operating activities for the three months ended December 31, 2025 decreased $74.7 million compared to the prior year period. This decrease was primarily driven by cash outflows within our Post Consumer Brands and Foodservice segments related to fluctuations in timing of payments of trade payables and inventory purchases and higher interest payments of $16.6 million. These negative impacts were partially offset by cash inflows related to fluctuations in the timing of sales and collections of trade receivables within our Post Consumer Brands and Foodservice segments, higher net proceeds from the sale of equity securities of $38.5 million (compared to purchases in the prior year period) and lower tax payments of $8.7 million.
Investing Activities
Three months ended December 31, 2025
Cash provided by investing activities for the three months ended December 31, 2025 was $261.8 million, primarily driven by proceeds from the sale of the Pasta Business of $378.5 million, partially offset by capital expenditures of $116.4 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
Three months ended December 31, 2024
Cash used in investing activities for the three months ended December 31, 2024 was $128.3 million, primarily driven by capital expenditures of $139.0 million, partially offset by proceeds from the sale of property of $11.0 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
Financing Activities
Three months ended December 31, 2025
Cash used in financing activities for the three months ended December 31, 2025 was $395.8 million. We received proceeds of $1,300.0 million from the issuance of our 6.50% senior notes and $185.0 million from borrowings under our Revolving Credit Facility, redeemed $1,235.0 million principal value of our 5.50% senior notes and repaid $195.0 million under our Revolving Credit Facility. In addition, we paid $376.2 million, including broker’s commissions, for the repurchase of shares of our common stock, paid $15.2 million of debt issuance costs in connection with the issuance of our 6.50% senior notes and paid $22.6 million of debt premiums related to the redemption of our 5.50% senior notes.
Three months ended December 31, 2024
Cash used in financing activities for the three months ended December 31, 2024 was $94.2 million. We received proceeds of $600.0 million from the issuance of our 6.250% senior notes and redeemed $464.9 million principal value of our 5.625% senior notes. In addition, we paid $175.1 million, including broker’s commissions, for the repurchase of shares of our common stock, paid $5.2 million of debt issuance costs in connection with our issuance of our 6.250% senior notes and paid $4.4 million of debt premiums related to the redemption of our 5.625% senior notes.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of December 31, 2025, we were in compliance with this financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.
Our Credit Agreement provides for incremental revolving and term loan facilities, and also permits other secured or unsecured debt, if, among other conditions, certain financial ratios are met, as defined and specified in the Credit Agreement.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2025. There have been no significant changes to our critical accounting estimates since September 30, 2025.
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
•the impact of litigation;
•our ability to identify, complete and integrate or otherwise effectively execute acquisitions, including 8th Avenue and the pet food assets and operations acquired in April 2023 and December 2023, or other strategic transactions;
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

•conflicting interests or the appearance of conflicting interests resulting from any of our directors or officers also serving as directors or officers of other companies; and
•other risks and uncertainties included under “Risk Factors” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 21, 2025.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchase of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have changed the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million as of both December 31, 2025 and September 30, 2025. This volatility analysis ignores changes in the exposures inherent in the underlying hedged commodities. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of December 31, 2025 and September 30, 2025, a hypothetical 10% change in the expected USD-GBP and Euro-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $4 million and $1 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of December 31, 2025, the Company had outstanding principal value of indebtedness of $7,507.2 million related to its senior notes, borrowings outstanding under its Revolving Credit Facility, leaseback financial liabilities and a municipal bond. Of the total $7,507.2 million of outstanding principal value of indebtedness, $7,074.2 million bore interest at a weighted-average fixed interest rate of 5.5%. The $430.0 million of outstanding borrowings under the Revolving Credit Facility bore interest at a weighted-average variable rate of 5.7%, and the Revolving Credit Facility had available borrowing capacity of $545.9 million. As of September 30, 2025, the Company had outstanding principal value of indebtedness of $7,452.2 million related to its senior notes, borrowings under its Revolving Credit Facility, leaseback financial liabilities (excluding amounts classified as held for sale) and a municipal bond. Of the total $7,452.2 million of outstanding indebtedness, $7,009.2 million bore interest at a weighted-average fixed interest rate of 5.3%. The $440.0 million outstanding borrowings under the Revolving Credit Facility bore interest at a weighted-average variable rate of 5.8%, and the Revolving Credit Facility had available borrowing capacity of $537.7 million.
As of December 31, 2025 and September 30, 2025, the fair value of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility, leaseback financial liabilities and a municipal bond, was $7,061.0 million and $6,999.6 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% change in interest rates would have changed the fair value of the fixed rate debt by approximately $121 million and $102 million as of December 31, 2025 and September 30, 2025, respectively. A hypothetical 10% change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three months ended December 31, 2025 and 2024.

For additional information regarding the Company’s debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both December 31, 2025 and September 30, 2025, the Company had interest rate swaps with a notional value of $300.0 million. A hypothetical 10% change in interest rates would have changed the fair value of the interest rate swaps by approximately $8 million as of both December 31, 2025 and September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s 8th Avenue acquisition completed in fiscal 2025, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. Based on management’s evaluation, there were no other significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 21, 2025 (the “Annual Report”). As of the date of the Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our businesses, financial condition, results of operations and cash flows. Such enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our businesses, financial condition, results of operations and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1, 2025 - October 31, 2025	584,738	$105.90	584,738	$326,177,284
November 1, 2025 - November 30, 2025	1,139,002	$102.87	1,139,002	$497,306,393
December 1, 2025 - December 31, 2025	2,006,344	$99.57	2,006,344	$297,526,757
Total	3,730,084	$101.57	3,730,084	$297,526,757
(a)Does not include accrued excise tax or broker’s commissions.
(b)On August 27, 2025, our Board of Directors approved an authorization to repurchase up to $500.0 million of shares of our common stock effective August 29, 2025 (the “Prior Authorization”). The Prior Authorization had an expiration date of August 29, 2027. On November 25, 2025, our Board of Directors cancelled the Prior Authorization effective November 26, 2025 and approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective November 27, 2025 (the “Existing Authorization”). The Existing Authorization had an expiration date of November 27, 2027. On February 3, 2026, our Board of Directors cancelled the Existing Authorization effective February 6, 2026 and approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective February 7, 2026 (the “New Authorization”). The New Authorization has an expiration date of February 7, 2028. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

*2.1
Stock Purchase Agreement, dated as of June 3, 2025, by and among 8th Avenue Food & Provisions, Inc., the Sellers named therein and Post Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 9, 2025)

3.1	Amended and Restated Articles of Incorporation of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 4, 2026)

3.2	Amended and Restated Bylaws of Post Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on November 21, 2025)

4.1
Indenture (2030 Notes), dated as of February 26, 2020, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2020)

4.2
Indenture (2031 Notes), dated as of March 10, 2021, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 11, 2021)

4.3
Indenture (2027 Convertible Notes), dated as of August 12, 2022, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2022)

4.4
Indenture (2032 Secured Notes), dated as of February 20, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 26, 2024)

4.5
Indenture (2033 Notes), dated as of August 22, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 27, 2024)

4.6
Indenture (2034 Notes), dated as of October 9, 2024, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 15, 2024)

4.7
Indenture (2036 Notes), dated as of December 15, 2025, by and among Post Holdings, Inc., the Guarantors (as defined therein) and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 19, 2025)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2026

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 5, 2026

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 5, 2026

101.INS
Inline XBRL (eXtensible Business Reporting Language) Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2025, formatted in Inline XBRL and contained in Exhibits 101

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

POST HOLDINGS, INC.
Date:	February 5, 2026	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)