Form 10-Q
period 2026-03-31
Post Holdings, Inc.
filed 2026-05-07
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Common Stock, $0.01 par value per share – 45,322,586 shares as of May 4, 2026

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net Sales	$2,042.9	$1,952.1	$4,217.5	$3,926.8
Cost of goods sold	1,425.3	1,406.3	2,961.4	2,785.7
Gross Profit	617.6	545.8	1,256.1	1,141.1
Selling, general and administrative expenses	326.2	314.8	683.5	646.4
Amortization of intangible assets	51.0	49.1	102.7	98.2
Other operating expense (income), net	28.5	(0.3)	19.6	0.2
Operating Profit	211.9	182.2	450.3	396.3
Interest expense, net	105.7	87.0	209.1	171.1
Loss on extinguishment of debt, net	—	—	17.5	5.8
(Income) expense on swaps, net	(1.7)	5.5	(3.6)	(9.9)
Other (income) expense, net	(2.0)	7.3	(6.6)	1.5
Earnings before Income Taxes and Equity Method Earnings	109.9	82.4	233.9	227.8
Income tax expense	28.1	20.0	55.4	52.1
Equity method earnings, net of tax	(0.2)	(0.2)	(0.5)	(0.3)
Net Earnings Including Noncontrolling Interest	82.0	62.6	179.0	176.0
Less: Net earnings attributable to noncontrolling interest	0.1	—	0.3	0.1
Net Earnings	$81.9	$62.6	$178.7	$175.9

Earnings per Common Share:
Basic	$1.71	$1.11	$3.59	$3.07
Diluted	$1.56	$1.03	$3.28	$2.83
Weighted-Average Common Shares Outstanding:
Basic	47.9	56.4	49.8	57.3
Diluted	54.1	63.1	56.1	64.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net Earnings Including Noncontrolling Interest	$82.0	$62.6	$179.0	$176.0
Pension and other postretirement benefits adjustments:
Reclassifications to net earnings	0.3	0.2	0.7	0.5
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(30.9)	49.8	(27.8)	(59.7)
Tax expense on other comprehensive (loss) income:
Pension and other postretirement benefits adjustments:
Reclassifications to net earnings	(0.1)	—	(0.2)	(0.1)
Total Other Comprehensive (Loss) Income Including Noncontrolling Interest	(30.7)	50.0	(27.3)	(59.3)
Less: Comprehensive income attributable to noncontrolling interest	—	—	0.2	0.1
Total Comprehensive Income	$51.3	$112.6	$151.5	$116.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2026	September 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$269.4	$176.7
Restricted cash	2.0	6.1
Receivables, net	728.8	735.4
Inventories	911.6	875.0
Current assets held for sale	21.1	116.3
Prepaid expenses and other current assets	118.9	115.4
Total Current Assets	2,051.8	2,024.9
Property, net	2,652.1	2,698.7
Goodwill	4,829.0	4,844.7
Other intangible assets, net	2,837.4	3,014.6
Other assets held for sale	60.3	424.8
Other assets	546.6	520.7
Total Assets	$12,977.2	$13,528.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.3	$1.2
Accounts payable	618.3	624.0
Current liabilities held for sale	10.0	55.5
Other current liabilities	477.3	532.4
Total Current Liabilities	1,106.9	1,213.1
Long-term debt	7,629.1	7,421.7
Deferred income taxes	657.0	638.5
Other liabilities held for sale	11.7	119.7
Other liabilities	367.3	371.6
Total Liabilities	9,772.0	9,764.6
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,376.9	5,370.7
Retained earnings	2,297.6	2,118.9
Accumulated other comprehensive (loss) income	(18.5)	8.7
Treasury stock, at cost	(4,462.6)	(3,746.1)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,194.3	3,753.1
Noncontrolling interest	10.9	10.7
Total Shareholders’ Equity	3,205.2	3,763.8
Total Liabilities and Shareholders’ Equity	$12,977.2	$13,528.4
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net earnings including noncontrolling interest	$179.0	$176.0
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	290.7	245.9
Unrealized gain on interest rate swaps and foreign currency contracts, net	(3.2)	(9.4)
Loss on extinguishment of debt, net	17.5	5.8
Non-cash stock-based compensation expense	41.9	40.1
Equity method earnings, net of tax	(0.5)	(0.3)
Deferred income taxes	32.0	9.8
Other, net	24.6	13.2
Other changes in operating assets and liabilities, net of held for sale assets and liabilities:
Increase in receivables, net	(15.5)	(114.4)
(Increase) decrease in inventories	(38.8)	35.2
Increase in prepaid expenses and other current assets	(12.2)	(44.3)
(Increase) decrease in other assets	(6.6)	15.5
(Decrease) increase in accounts payable and other current liabilities	(31.7)	97.0
Increase in non-current liabilities	0.8	1.0
Net Cash Provided by Operating Activities	478.0	471.1

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(124.3)
Additions to property	(207.7)	(229.5)
Proceeds from sale of business	378.5	—
Proceeds from sale of property	2.6	12.1
Other, net	(0.7)	(0.5)
Net Cash Provided by (Used in) Investing Activities	172.7	(342.2)

Cash Flows from Financing Activities
Proceeds from issuance of debt	2,220.0	600.0
Repayments of debt	(1,996.2)	(466.1)
Premium from issuance of debt	4.5	—
Payments of debt issuance costs	(19.2)	(5.2)
Payments of debt premiums	(22.6)	(4.4)
Purchases of treasury stock	(711.7)	(375.1)
Other, net	(36.4)	(41.9)
Net Cash Used in Financing Activities	(561.6)	(292.7)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(0.5)	(1.8)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	88.6	(165.6)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	182.8	790.9
Cash, Cash Equivalents and Restricted Cash, End of Period	$271.4	$625.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2026	2025	2026	2025
Common Stock
Beginning and end of period	$0.9	$0.9	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	5,356.8	5,306.3	5,370.7	5,331.5
Activity under stock and deferred compensation plans	0.6	3.0	(35.7)	(41.2)
Non-cash stock-based compensation expense	19.5	21.1	41.9	40.1
End of period	5,376.9	5,330.4	5,376.9	5,330.4
Retained Earnings
Beginning of period	2,215.7	1,896.5	2,118.9	1,783.2
Net earnings	81.9	62.6	178.7	175.9
End of period	2,297.6	1,959.1	2,297.6	1,959.1
Accumulated Other Comprehensive (Loss) Income
Retirement Benefit Adjustments, net of tax
Beginning of period	(39.4)	(36.3)	(39.7)	(36.5)
Net change in retirement benefits, net of tax	0.2	0.2	0.5	0.4
End of period	(39.2)	(36.1)	(39.2)	(36.1)
Hedging Adjustments, net of tax
Beginning and end of period	74.8	74.8	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(23.3)	(141.4)	(26.4)	(31.9)
Foreign currency translation adjustments	(30.8)	49.8	(27.7)	(59.7)
End of period	(54.1)	(91.6)	(54.1)	(91.6)
Treasury Stock
Beginning of period	(4,128.3)	(3,213.5)	(3,746.1)	(3,031.4)
Purchases of treasury stock	(334.3)	(193.4)	(716.5)	(375.5)
End of period	(4,462.6)	(3,406.9)	(4,462.6)	(3,406.9)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,194.3	3,830.6	3,194.3	3,830.6
Noncontrolling Interest
Beginning of period	10.9	10.8	10.7	10.7
Net earnings attributable to noncontrolling interest	0.1	—	0.3	0.1
Foreign currency translation adjustments	(0.1)	—	(0.1)	—
End of period	10.9	10.8	10.9	10.8
Total Shareholders’ Equity	$3,205.2	$3,841.4	$3,205.2	$3,841.4
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
NOTE 3 — EQUITY INTERESTS, NONCONTROLLING INTEREST AND RELATED PARTY TRANSACTIONS
8th Avenue
Prior to July 1, 2025, the Company had a 60.5% common equity interest in 8th Avenue Food & Provisions, Inc. (“8th Avenue”) that was accounted for using the equity method and transactions between the Company and 8th Avenue were considered related party transactions. On July 1, 2025, Post completed its acquisition of all of the preferred stock and the remaining 39.5% common equity interest that it did not already own in 8th Avenue. Subsequent to the acquisition, the results of 8th Avenue were consolidated with the results of Post and transactions between Post and 8th Avenue were no longer classified as related party transactions. See Note 4 for additional information regarding the acquisition. There was no equity method earnings/loss attributable to 8th Avenue recognized during fiscal 2025 prior to the acquisition.
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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $5.1 and $4.5 at March 31, 2026 and September 30, 2025, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets.
BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers and/or directors serve as directors of BellRing.
Post has a co-packing agreement with BellRing under which Post produces protein-based shakes for BellRing and BellRing procures certain packaging materials for Post to utilize in its production. Net sales to BellRing were $27.0 and $45.1 during the three and six months ended March 31, 2026, respectively, and $19.9 and $24.0 during the three and six months ended March 31, 2025, respectively. The Company had receivables with BellRing of $2.6 and $3.4 related to these sales at March 31, 2026 and September 30, 2025, respectively, which were included in “Receivables, net” on the Condensed Consolidated Balance Sheets. Other related party transactions between the Company and BellRing were immaterial for each of the three and six months ended March 31, 2026 and 2025, and balances related to such transactions were immaterial as of both March 31, 2026 and September 30, 2025.
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

The following table presents the preliminary purchase price allocation related to the 8th Avenue acquisition based upon the fair values of assets acquired and liabilities assumed as of March 31, 2026.

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
Unaudited Pro Forma Information
The following unaudited pro forma information for the three and six months ended March 31, 2025 presents a summary of the results of operations of the Company combined with the results of the fiscal 2025 8th Avenue and PPI acquisitions as if the acquisitions had occurred on October 1, 2023, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation expense based upon the fair value of assets acquired, acquisition-related costs, inventory revaluation adjustments, interest expense and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the 8th Avenue and PPI acquisitions occurred on the assumed date, nor is it necessarily an indication of future operating results. Pro forma adjustments did not affect the results of operations for the three or six months ended March 31, 2026.

	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025
Pro forma net sales	$2,186.0	$4,417.7
Pro forma net earnings	$60.5	$178.3
Pro forma basic earnings per common share	$1.07	$3.11
Pro forma diluted earnings per common share	$1.00	$2.86
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

	Sparks Facility	Cobourg Facility	Total
Balance, September 30, 2025	$3.2	$4.2	$7.4
Charge to expense	1.1	0.1	1.2
Cash payments	(3.8)	(3.8)	(7.6)
Non-cash charges	—	—	—
Balance, March 31, 2026	$0.5	$0.5	$1.0

Total expected restructuring charges	$6.1	$4.3	$10.4
Cumulative restructuring charges incurred to date	5.8	4.3	10.1
Remaining expected restructuring charges	$0.3	$—	$0.3
Restructuring charges were $0.3 and $1.2 for the three and six months ended March 31, 2026, respectively, and $7.3 and $8.1 for the three and six months ended March 31, 2025, respectively, and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
NOTE 6 — DIVESTITURE AND AMOUNTS HELD FOR SALE
Pasta Business
On December 1, 2025, the Company completed its previously announced sale of 8th Avenue’s pasta business (the “Pasta Business”) for a preliminary price of $375.0, subject to working capital adjustments, resulting in total proceeds at closing of $378.5. As part of the sale, the acquirer also assumed $78.2 of leaseback financial liabilities of the Pasta Business. Prior to the sale, the Pasta Business was reported in the Post Consumer Brands segment and the related assets and liabilities were classified as held for sale as of September 30, 2025. During the six months ended March 31, 2026, the Company recorded a gain of $9.7 related to the sale of the Pasta Business, which was reported in “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations.
In connection with the Pasta Business sale, the Company entered into a transition services agreement (the “TSA”) with the acquirer, pursuant to which the Company provides certain support services to the acquirer for a transition period following the close of the Pasta Business sale based on the terms set forth in the TSA. In accordance with the terms of the TSA, Post collects sales receivables from customers and remits payments to vendors for the Pasta Business, and the net cash received and paid by Post on behalf of the Pasta Business is settled between the Company and the acquirer on a monthly basis. As of March 31, 2026, the Company had recorded a net payable due to the acquirer of $13.7, which was recorded within “Accounts payable” on the Condensed Consolidated Balance Sheets.

The following table presents the major classes of assets and liabilities comprising “Current assets held for sale,” “Other assets held for sale,” “Current liabilities held for sale” and “Other liabilities held for sale” on the Condensed Consolidated Balance Sheets related to the Pasta Business.

September 30, 2025
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
(a)Long-term debt represents leaseback financial liabilities for certain pasta manufacturing facilities, which were assumed by the acquirer as part of the Pasta Business sale. See Note 4 for additional information regarding these leaseback financial liabilities.
Crystal Farms Business
In March 2026, the Company entered into an agreement to sell substantially all of the assets of Crystal Farms Dairy Company (the “Crystal Farms Business”), which closed on May 1, 2026, subsequent to the end of the period covered by this report (see Note 19). The assets and liabilities of the Crystal Farms Business were classified as held for sale as of March 31, 2026. The Company concluded that the fair value, less costs to sell, of the Crystal Farms Business exceeded its carrying value as of March 31, 2026. As a result, the Company recorded a loss on amounts held for sale of $28.3 during the three and six months ended March 31, 2026, which was reported in “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations. These held for sale assets and liabilities and the results of the Crystal Farms Business are reported in the Refrigerated Retail segment.

The following table presents the major classes of assets and liabilities comprising “Current assets held for sale,” “Other assets held for sale,” “Current liabilities held for sale” and “Other liabilities held for sale” on the Condensed Consolidated Balance Sheets related to the Crystal Farms Business.

March 31, 2026
Receivables, net	$8.7
Inventories	11.6
Prepaid expenses and other current assets	0.8
Current assets held for sale	$21.1

Property, net	$9.1
Other intangible assets, net	39.6
Other assets	1.6
Other assets held for sale	$50.3

Accounts payable	$6.1
Other current liabilities	3.9
Current liabilities held for sale	$10.0

Deferred income taxes	$10.2
Other liabilities	1.2
Other liabilities held for sale	$11.4
Sparks, Cobourg and Ashton-under-Lyne Facilities
At March 31, 2026, the Company’s Sparks Facility and Cobourg Facility (see Note 5), which are both reported in the Post Consumer Brands segment, were classified as held for sale. In addition, the Company’s cereal manufacturing facility in Ashton-under-Lyne in the United Kingdom (the “U.K.,” and such facility, the “Ashton-under-Lyne Facility”), which is reported in the Weetabix segment, was classified as held for sale at March 31, 2026. There were no losses on amounts held for sale recognized related to these facilities as each respective facility’s fair value, less cost to sell, exceeded its carrying value as of March 31, 2026. The sales of the Sparks Facility, Cobourg Facility and Ashton-under-Lyne Facility are expected to be completed during the second half of fiscal 2026.
The following table presents the balance sheet location of the assets and liabilities classified as held for sale related to these facilities.

	March 31, 2026
	Sparks Facility	Cobourg Facility	Ashton-under-Lyne Facility
Other assets held for sale	$7.0	$1.7	$1.3
Other liabilities held for sale	$—	$0.3	$—
There were no losses on amounts held for sale recognized during fiscal 2025.
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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net earnings for basic earnings per share	$81.9	$62.6	$178.7	$175.9
Impact of interest expense, net of tax, related to convertible senior notes	2.7	2.7	5.4	5.4
Net earnings for diluted earnings per share	$84.6	$65.3	$184.1	$181.3

Weighted-average shares for basic earnings per share	47.9	56.4	49.8	57.3
Effect of dilutive securities:
Stock options	0.1	0.1	0.1	0.1
Restricted stock units	0.2	0.5	0.2	0.5
Market-based performance restricted stock units	0.5	0.7	0.5	0.7
Earnings-based performance restricted stock units	—	—	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4	5.4	5.4
Total dilutive securities	6.2	6.7	6.3	6.8
Weighted-average shares for diluted earnings per share	54.1	63.1	56.1	64.1

Earnings per Common Share:
Basic	$1.71	$1.11	$3.59	$3.07
Diluted	$1.56	$1.03	$3.28	$2.83
The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Restricted stock units	—	0.2	—	0.1
Market-based performance restricted stock units	0.1	—	0.1	—
NOTE 8 — INVENTORIES

	March 31, 2026	September 30, 2025
Raw materials and supplies	$160.6	$181.7
Work in process	27.6	33.9
Finished products	688.6	625.7
Flocks	34.8	33.7
	$911.6	$875.0
NOTE 9 — PROPERTY, NET

	March 31, 2026	September 30, 2025
Property, at cost	$4,950.9	$4,955.3
Accumulated depreciation	(2,298.8)	(2,256.6)
	$2,652.1	$2,698.7

NOTE 10 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Balance, September 30, 2025
Goodwill (gross)	$2,408.7	$1,389.2	$835.3	$941.3	$5,574.5
Accumulated impairment losses	(609.1)	—	(120.7)	—	(729.8)
Goodwill (net)	$1,799.6	$1,389.2	$714.6	$941.3	$4,844.7
Goodwill (gross) reclassified to held for sale	—	—	(120.7)	—	(120.7)
Accumulated impairment losses reclassified to held for sale	—	—	120.7	—	120.7
Currency translation adjustment	—	—	—	(15.7)	(15.7)
Balance, March 31, 2026
Goodwill (gross)	$2,408.7	$1,389.2	$714.6	$925.6	$5,438.1
Accumulated impairment losses	(609.1)	—	—	—	(609.1)
Goodwill (net)	$1,799.6	$1,389.2	$714.6	$925.6	$4,829.0
NOTE 11 — INTANGIBLE ASSETS, NET

	March 31, 2026			September 30, 2025
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,554.9	$(1,214.6)	$1,340.3	$2,699.8	$(1,225.3)	$1,474.5
Trademarks, brands and licensing agreements	1,108.9	(421.3)	687.6	1,132.4	(406.3)	726.1
	3,663.8	(1,635.9)	2,027.9	3,832.2	(1,631.6)	2,200.6
Not subject to amortization:
Trademarks and brands	809.5	—	809.5	814.0	—	814.0
	$4,473.3	$(1,635.9)	$2,837.4	$4,646.2	$(1,631.6)	$3,014.6
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
At March 31, 2026, the Company’s derivative instruments, none of which were designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” consisted of:
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

The following table presents the notional amounts of derivative instruments held.

	March 31, 2026	September 30, 2025
Commodity and energy contracts	$91.6	$113.2
FX contracts	23.3	4.3
Interest rate swaps	300.0	300.0
The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	March 31, 2026	September 30, 2025
Asset Derivatives:
Commodity and energy contracts	Prepaid expenses and other current assets	$11.3	$2.2
Interest rate swaps	Prepaid expenses and other current assets	0.1	0.3
Interest rate swaps	Other assets	2.2	1.5
		$13.6	$4.0

Liability Derivatives:
Commodity and energy contracts	Other current liabilities	$2.7	$5.8
FX contracts	Other current liabilities	0.1	0.1
Interest rate swaps	Other current liabilities	—	0.3
Interest rate swaps	Other liabilities	1.0	3.5
		$3.8	$9.7
The following table presents the statement of operations location and (gain)/loss recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended March 31,		Six Months Ended March 31,
		2026	2025	2026	2025
Commodity and energy contracts	Cost of goods sold	$(16.6)	$3.8	$(13.4)	$4.6
FX contracts	Selling, general and administrative expenses	(0.6)	0.9	0.4	(1.4)
Interest rate swaps	(Income) expense on swaps, net	(1.7)	5.5	(3.6)	(9.9)
At March 31, 2026 and September 30, 2025, the Company had pledged collateral of $1.0 and $5.1, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.

NOTE 13 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	March 31, 2026			September 30, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$19.6	$19.6	$—	$19.1	$19.1	$—
Derivative assets	13.6	—	13.6	4.0	—	4.0
Equity security investments	—	—	—	41.0	41.0	—
	$33.2	$19.6	$13.6	$64.1	$60.1	$4.0
Liabilities:
Deferred compensation liabilities	$45.8	$—	$45.8	$49.0	$—	$49.0
Derivative liabilities	3.8	—	3.8	9.7	—	9.7
	$49.6	$—	$49.6	$58.7	$—	$58.7
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
Equity Security Investments
The Company uses the market approach to measure the fair value of its equity security investments. At September 30, 2025, the Company’s equity security investments were included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets.
Other Fair Value Measurements
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 14) as of March 31, 2026 and September 30, 2025 approximated their carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the municipal bond and Revolving Credit Facility and leaseback financial liabilities, was $7,533.4 and $6,999.6 as of March 31, 2026 and September 30, 2025, respectively, which included $623.5 and $647.5, respectively, related to the Company’s convertible senior notes.
Certain assets and liabilities, including property, goodwill, other intangible assets and assets and liabilities held for sale, are measured at fair value on a non-recurring basis using Level 3 inputs. At March 31, 2026 and September 30, 2025, the Company had assets and liabilities classified as held for sale, which were measured at the lower of their carrying amount or fair value less cost to sell. For additional information on assets and liabilities held for sale, see Note 6.

NOTE 14 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheets are presented in the following table.

	March 31, 2026	September 30, 2025
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	980.6	980.6
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	—	1,235.0
6.25% senior secured notes maturing February 2032	1,000.0	1,000.0
6.250% senior notes maturing October 2034	1,200.0	600.0
6.375% senior notes maturing March 2033	1,200.0	1,200.0
6.50% senior notes maturing March 2036	1,300.0	—
Revolving Credit Facility	—	440.0
Leaseback financial liabilities	33.2	33.2
Municipal bond	1.8	3.0
	$7,676.0	$7,452.2
Less: Current portion of long-term debt	1.3	1.2
Debt issuance costs, net	58.7	48.9
Plus: Unamortized premium, net	13.1	19.6
Total long-term debt	$7,629.1	$7,421.7
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
As of both March 31, 2026 and September 30, 2025, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of March 31, 2026 or September 30, 2025. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized issuance costs, on the Condensed Consolidated Balance Sheets as of both March 31, 2026 and September 30, 2025.
Other Senior Notes
On December 15, 2025, the Company issued $1,300.0 principal value of 6.50% senior notes maturing in March 2036. The 6.50% senior notes were issued at par and the Company received $1,284.7 after incurring underwriting fees and other fees and expenses of $15.3, which were deferred and are being amortized to interest expense over the term of the notes. Interest payments on the 6.50% senior notes are due semi-annually each March 15 and September 15, with the first interest payment paid on March 15, 2026. With the net proceeds received from the 6.50% senior notes issuance, the Company redeemed the remaining balance of the Company’s outstanding 5.50% senior notes maturing in December 2029 and all accrued and unpaid interest to the redemption date. For additional information, see “Repayments of Debt” below.
The 6.50% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries the Company designates as unrestricted subsidiaries).
On March 13, 2026, the Company issued an additional $600.0 principal value of 6.250% senior notes maturing in October 2034. The additional 6.250% senior notes were issued at a price of 100.75% of the par value and the Company received $600.4 after incurring underwriting fees and other fees and expenses of $4.1, which were deferred and are being amortized to interest expense over the term of the notes. The premium related to the 6.250% senior notes was recorded as an unamortized premium and is being amortized as a reduction to interest expense over the term of the notes. Interest payments are due semi-annually each April 15 and October 15. With the net proceeds received from the additional 6.250% senior notes issuance, the Company repaid the outstanding balance of the Revolving Credit Facility. For additional information see “Repayments of Debt” below. The remaining portion of the net proceeds was used for general corporate purposes.
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
During the six months ended March 31, 2026, the Company borrowed $320.0 and repaid $760.0 under the Revolving Credit Facility. During the six months ended March 31, 2025, the Company had no borrowings or repayments under the Revolving Credit Facility. As of March 31, 2026, the Revolving Credit Facility had no outstanding borrowings, outstanding letters of credit of $23.8 and an available borrowing capacity of $976.2. As of September 30, 2025, the Revolving Credit Facility had outstanding borrowings of $440.0, outstanding letters of credit of $22.3 and an available borrowing capacity of $537.7. As of September 30, 2025, the weighted-average interest rate on the outstanding borrowings under the Revolving Credit Facility was 5.83%.
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
Repayments of Debt
The following table presents the Company’s principal repayments of debt, which were included in the Condensed Consolidated Statements of Cash Flows, and the associated loss/(gain) related to such repayments, which were included in “Loss on extinguishment of debt, net” in the Condensed Consolidated Statements of Operations.

		Loss on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Debt Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premiums
Three Months Ended March 31, 2026
Revolving Credit Facility	$565.0	$—	$—	$—
Municipal Bond	1.2	—	—	—
Total	$566.2	$—	$—	$—

Three Months Ended March 31, 2025
Municipal Bond	$1.2	$—	$—	$—

Six Months Ended March 31, 2026
5.50% senior notes	$1,235.0	$22.6	$4.4	$(9.5)
Revolving Credit Facility	760.0	—	—	—
Municipal Bond	1.2	—	—	—
Total	$1,996.2	$22.6	$4.4	$(9.5)

Six Months Ended March 31, 2025
5.625% senior notes	$464.9	$4.4	$1.4	$—
Municipal Bond	1.2	—	—	—
Total	$466.1	$4.4	$1.4	$—

Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of March 31, 2026, the Company was in compliance with this financial covenant.
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
The following tables present the components of net periodic benefit cost/(income) for the pension plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost/(income) were reported in “Other (income) expense, net” in the Condensed Consolidated Statements of Operations.

	North America
	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service cost	$0.7	$0.6	$1.3	$1.3
Interest cost	1.3	1.4	2.7	2.7
Expected return on plan assets	(2.1)	(2.1)	(4.3)	(4.2)
Recognized net actuarial gain	(0.1)	(0.1)	(0.2)	(0.1)
Recognized prior service cost	0.2	0.3	0.5	0.6
Net periodic benefit cost	$—	$0.1	$—	$0.3

	Other International
	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service cost	$0.5	$0.1	$1.0	$0.1
Interest cost	6.6	6.1	13.1	12.4
Expected return on plan assets	(9.0)	(8.7)	(18.0)	(17.5)
Recognized net actuarial loss	0.1	—	0.3	—
Recognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit income	$(1.7)	$(2.4)	$(3.4)	$(4.8)

The following table presents the components of net periodic benefit cost/(income) for the North American other postretirement benefit plans. Service cost was reported in “Cost of goods sold” and “Selling, general and administrative expenses” and all other components of net periodic benefit cost/(income) were reported in “Other (income) expense, net” in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.5	0.5	1.1	1.1
Recognized net actuarial gain	—	(0.1)	(0.1)	(0.2)
Net periodic benefit cost	$0.5	$0.5	$1.1	$1.0
NOTE 17 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Shares repurchased	3.3	1.7	7.0	3.3
Average price per share (a)	$99.85	$110.19	$100.76	$112.19
Total share repurchase costs (b)	$334.3	$193.4	$716.5	$375.5
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2026 (i) excluded $6.5 of accrued excise tax that had not yet been paid as of March 31, 2026, (ii) excluded $6.4 of repurchases of common stock that were accrued in the second quarter of fiscal 2026 but did not settle until the third quarter of fiscal 2026, (iii) included $6.1 of excise tax payments that had been accrued in fiscal 2025 and (iv) included $2.0 of payments for repurchases of common stock that were accrued in fiscal 2025 but did not settle until the first quarter of fiscal 2026. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2025 (i) excluded $2.8 of accrued excise tax that had not been paid as of March 31, 2025, (ii) included $2.2 of excise tax payments that had been accrued in fiscal 2024 and (iii) included $0.2 of payments for repurchases of common stock that were accrued in fiscal 2024 but did not settle until the first quarter of fiscal 2025.
NOTE 18 — SEGMENTS
At March 31, 2026, the Company managed and reported operating results through the following four reportable segments:
•Post Consumer Brands: primarily North American RTE cereal and granola, pet food and nut butters;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products; and
•Weetabix: primarily U.K. RTE cereal, muesli and protein-based shakes.
The Company’s chief operating decision maker (“CODM”), who is the Company’s President and Chief Executive Officer, utilizes segment profit to assess segment performance and allocate segment resources. Segment profit for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, loss on amounts held for sale, gain/loss on sale of businesses and facilities, demolition and site remediation costs related to unused facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Segment profit is used during the Company’s annual planning process and is utilized by the CODM to monitor monthly segment results compared to prior periods, the annual plan and periodic forecasts.
The following tables present net sales, significant segment expenses (cost of goods sold and selling, general and administrative expenses) and segment profit by reportable segment. Certain inter-segment sales are presented on a gross basis by reportable segment to the CODM and eliminated within consolidated net sales.

	Three Months Ended March 31, 2026
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$1,044.9	$627.4	$235.3	$136.1	$2,043.7
Corporate and eliminations					(0.8)
Total					$2,042.9

Less:
Cost of goods sold	725.8	464.4	165.2	84.4
Selling, general and administrative expenses	160.1	40.4	38.0	30.0
Other segment expenses, net (a)	24.9	12.8	10.0	0.9
Segment Profit	134.1	109.8	22.1	20.8	286.8

General corporate expenses and other					72.9
Interest expense, net					105.7
Income on swaps, net					(1.7)
Earnings before income taxes and equity method earnings					$109.9
(a)Other segment expenses, net included (i) amortization of intangible assets for all segments, (ii) loss on sale of property for the Post Consumer Brands segment, (iii) gain on sale of property for the Foodservice and Refrigerated Retail segments and (iv) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

	Three Months Ended March 31, 2025
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$987.9	$607.9	$224.6	$131.7	$1,952.1
Corporate and eliminations					—
Total					$1,952.1

Less:
Cost of goods sold	668.2	499.1	159.2	80.9
Selling, general and administrative expenses	157.6	34.4	38.5	32.7
Other segment expenses, net (a)	22.5	12.9	10.7	(0.1)
Segment Profit	139.6	61.5	16.2	18.2	235.5

General corporate expenses and other					60.6
Interest expense, net					87.0
Expense on swaps, net					5.5
Earnings before income taxes and equity method earnings					$82.4
(a)Other segment expenses, net included (i) amortization of intangible assets for all segments, (ii) loss on sale of property for the Post Consumer Brands and Foodservice segments, (iii) gain on sale of property for the Weetabix and Refrigerated Retail segments and (iv) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

	Six Months Ended March 31, 2026
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$2,148.7	$1,296.5	$501.9	$274.0	$4,221.1
Corporate and eliminations					(3.6)
Total					$4,217.5

Less:
Cost of goods sold	1,501.7	960.6	346.9	167.7
Selling, general and administrative expenses	331.0	82.6	81.7	61.9
Other segment expenses, net (a)	49.7	26.0	20.8	1.9
Segment Profit	266.3	227.3	52.5	42.5	588.6

General corporate expenses and other					131.7
Interest expense, net					209.1
Loss on extinguishment of debt, net					17.5
Income on swaps, net					(3.6)
Earnings before income taxes and equity method earnings					$233.9
(a)Other segment expenses, net included (i) amortization of intangible assets for all segments, (ii) loss on sale of property for the Post Consumer Brands, Foodservice and Refrigerated Retail segments, (iii) gain on sale of property for the Weetabix segment and (iv) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

	Six Months Ended March 31, 2025
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$1,951.8	$1,224.5	$491.2	$259.3	$3,926.8
Corporate and eliminations					—
Total					$3,926.8

Less:
Cost of goods sold	1,303.4	978.5	346.9	161.7
Selling, general and administrative expenses	332.8	72.8	82.9	63.1
Other segment expenses, net (a)	45.0	25.6	21.0	0.4
Segment Profit	270.6	147.6	40.4	34.1	492.7

General corporate expenses and other					97.9
Interest expense, net					171.1
Loss on extinguishment of debt, net					5.8
Income on swaps, net					(9.9)
Earnings before income taxes and equity method earnings					$227.8
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Additions to property and intangibles
Post Consumer Brands	$40.1	$50.2	$110.9	$129.7
Foodservice and Refrigerated Retail	38.1	33.5	78.0	84.6
Weetabix	12.7	6.8	17.1	15.2
Corporate	0.4	—	1.7	—
Total	$91.3	$90.5	$207.7	$229.5

Depreciation and amortization
Post Consumer Brands	$63.1	$59.4	$130.2	$117.6
Foodservice	35.5	32.1	71.3	63.8
Refrigerated Retail	18.4	18.1	37.7	35.5
Weetabix	11.5	11.8	22.8	23.8
Total segment depreciation and amortization	128.5	121.4	262.0	240.7
Corporate	9.7	4.2	28.7	5.2
Total	$138.2	$125.6	$290.7	$245.9

Assets			March 31, 2026	September 30, 2025
Post Consumer Brands			$5,687.5	$6,290.2
Foodservice and Refrigerated Retail			4,995.4	5,028.1
Weetabix			1,917.3	1,924.9
Corporate			377.0	285.2
Total assets			$12,977.2	$13,528.4
The following table presents net sales by product.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales by product
Cereal and granola	$684.4	$655.9	$1,339.0	$1,300.9
Eggs and egg products	553.8	549.7	1,143.1	1,108.7
Pet food	346.7	433.1	707.1	842.0
Side dishes (including potato products)	194.3	170.7	415.8	383.3
Nut butters	101.3	20.6	207.1	48.7
Sausage	41.1	40.0	94.2	90.7
Cheese and dairy	35.7	37.0	77.0	79.7
Protein-based products	38.8	29.9	68.1	43.5
Other	47.6	15.2	169.7	29.3
Eliminations	(0.8)	—	(3.6)	—
Total	$2,042.9	$1,952.1	$4,217.5	$3,926.8

NOTE 19 — SUBSEQUENT EVENTS
On May 1, 2026, the Company completed its sale of the Crystal Farms Business for a preliminary purchase price of $50.0. The assets and liabilities of the Crystal Farms Business were classified as held for sale as of March 31, 2026. See Note 6 for additional information on these assets and liabilities held for sale.

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
At March 31, 2026, our reportable segments were as follows:
•Post Consumer Brands: primarily North American ready-to-eat (“RTE”) cereal and granola, pet food and nut butters;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg, cheese and sausage products; and
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based shakes.
Acquisitions
Fiscal 2025
On July 1, 2025, we completed our acquisition of all of the preferred stock and the remaining common equity interest that we did not already own in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). 8th Avenue is a manufacturer and distributor of private label nut butters, granola and dried fruit and nut products and was previously also a manufacturer and distributor of branded and private label pasta, which we divested during the first quarter of fiscal 2026 (see “Business Divestitures” below within this section). 8th Avenue is reported in our Post Consumer Brands segment.
On March 3, 2025, we completed our acquisition of Potato Products of Idaho, L.L.C. (“PPI”), a manufacturer and packager of refrigerated and frozen potato products, which is reported in our Refrigerated Retail and Foodservice segments.
For additional information on these acquisitions, refer to Note 4 within “Notes to Condensed Consolidated Financial Statements.”
Business Divestitures
On December 1, 2025, we completed our previously announced sale of 8th Avenue’s pasta business (the “Pasta Business”). Prior to the sale, the Pasta Business’s operating results were reported in the Post Consumer Brands segment and its assets and liabilities were classified as held for sale as of September 30, 2025.
In March 2026, we entered into an agreement to sell substantially all of the assets of Crystal Farms Dairy Company (the “Crystal Farms Business”), which closed on May 1, 2026, subsequent to the end of the period covered by this report. The Crystal Farms Business’s operating results are reported in our Refrigerated Retail segment, and its assets and liabilities were classified as held for sale as of March 31, 2026.
For additional information on these business divestitures, refer to Notes 6 and 19 within “Notes to Condensed Consolidated Financial Statements.”
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, has been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•outbreaks of highly pathogenic avian influenza (“HPAI”), which impacted our Foodservice and Refrigerated Retail segments. We experienced volatility in our egg supply due to HPAI outbreaks across the industry, which impacted our results of operations in fiscal 2025. Future outbreaks of HPAI could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses; and

•inflationary pressures on input costs, which impacted all segments across our business. During fiscal 2025, inflationary pressures on certain input costs eased while other input costs continued to face inflationary pressures. In addition, we anticipate that any future modifications to or incremental tariffs could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. This could impact the cost of, and consumer demand for, our products, including as a result of any potential pricing actions taken to offset increased costs. In February 2026, the United States Supreme Court ruled against certain of these tariffs that had been put in place during fiscal 2025, and we anticipate collecting certain refunds, although such refunds are not expected to be material. Finally, the conflict in Iran has had, and may continue to have, an adverse impact on energy and freight costs. Our businesses have been, and may continue to be, negatively impacted by escalating energy and fuel prices, which have increased certain input costs. We expect certain of these input costs to remain elevated as a result of the ongoing conflict. Future inflationary pressures, including tariffs and escalating energy and fuel prices due to the ongoing conflict in Iran, could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses.
RESULTS OF OPERATIONS

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$2,042.9	$1,952.1	$90.8	5%	$4,217.5	$3,926.8	$290.7	7%

Operating Profit	$211.9	$182.2	$29.7	16%	$450.3	$396.3	$54.0	14%
Interest expense, net	105.7	87.0	18.7	21%	209.1	171.1	38.0	22%
Loss on extinguishment of debt, net	—	—	—	—%	17.5	5.8	11.7	202%
(Income) expense on swaps, net	(1.7)	5.5	(7.2)	(131)%	(3.6)	(9.9)	6.3	64%
Other (income) expense, net	(2.0)	7.3	(9.3)	(127)%	(6.6)	1.5	(8.1)	(540)%
Income tax expense	28.1	20.0	8.1	41%	55.4	52.1	3.3	6%
Equity method earnings, net of tax	(0.2)	(0.2)	—	—%	(0.5)	(0.3)	(0.2)	(67)%
Less: Net earnings attributable to noncontrolling interest	0.1	—	0.1	n/a	0.3	0.1	0.2	200%
Net Earnings	$81.9	$62.6	$19.3	31%	$178.7	$175.9	$2.8	2%
Net Sales
Net sales increased $90.8 million, or 5%, during the three months ended March 31, 2026, when compared to the prior year period, as a result of higher net sales across all segments.
Net sales increased $290.7 million, or 7%, during the six months ended March 31, 2026, when compared to the prior year period, as a result of higher net sales across all segments.
For further discussion, refer to “Segment Results” within this section.
Operating Profit
Operating profit increased $29.7 million, or 16%, during the three months ended March 31, 2026, when compared to the prior year period, driven by higher segment profit within our Foodservice, Refrigerated Retail and Weetabix segments, partially offset by higher general corporate expenses and lower segment profit within our Post Consumer Brands segment.
Operating profit increased $54.0 million, or 14%, during the six months ended March 31, 2026, when compared to the prior year period, driven by higher segment profit within our Foodservice, Refrigerated Retail and Weetabix segments, partially offset by higher general corporate expenses and lower segment profit within our Post Consumer Brands segment.
For further discussion, refer to “Segment Results” within this section.

Interest Expense, Net
Interest expense, net increased $18.7 million, or 21%, during the three months ended March 31, 2026, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt, a higher weighted-average interest rate and lower interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.5% and 5.3% for the three months ended March 31, 2026 and 2025, respectively.
Interest expense, net increased $38.0 million, or 22%, during the six months ended March 31, 2026, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt, lower interest income and a higher weighted-average interest rate compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.4% and 5.3% for the six months ended March 31, 2026 and 2025, respectively.
For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Loss on Extinguishment of Debt, Net
Fiscal 2026
During the six months ended March 31, 2026, we recognized a net loss of $17.5 million related to the redemption of our outstanding 5.50% senior notes. The net loss included debt premiums paid of $22.6 million and the write-off of debt issuance costs of $4.4 million, partially offset by the write-off of unamortized premiums of $9.5 million.
Fiscal 2025
During the six months ended March 31, 2025, we recognized a net loss of $5.8 million related to the redemption of our outstanding 5.625% senior notes. The net loss included debt premiums paid of $4.4 million and the write-off of debt issuance costs of $1.4 million.
For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
(Income) Expense on Swaps, Net
During the three and six months ended March 31, 2026, we recognized income on swaps, net of $1.7 million and $3.6 million, respectively, related to mark-to-market adjustments and settlements on our interest rate swaps.
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
Income Tax Expense
The effective income tax rate was 25.6% and 23.7% for the three and six months ended March 31, 2026, respectively, and 24.3% and 22.9% for the three and six months ended March 31, 2025, respectively.
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, loss on amounts held for sale, gain/loss on sale of businesses and facilities, demolition and site remediation costs related to unused facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses.
Post Consumer Brands

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$1,044.9	$987.9	$57.0	6%	$2,148.7	$1,951.8	$196.9	10%
Segment Profit	$134.1	$139.6	$(5.5)	(4)%	$266.3	$270.6	$(4.3)	(2)%
Segment Profit Margin	13%	14%			12%	14%
Net sales for the Post Consumer Brands segment increased $57.0 million, or 6%, for the three months ended March 31, 2026, when compared to the prior year period, driven by the inclusion of three months of 8th Avenue net sales of $145.0 million. Nut butters product sales were up $80.7 million, or 394%, primarily due to the inclusion of three months of 8th Avenue. Cereal and granola product sales were up $25.7 million, or 5%, driven by the inclusion of three months of 8th Avenue, partially offset by category declines. Pet food product sales were down $86.4 million, or 20%, driven by 14% lower volumes and lower average net selling prices. Pet food volumes decreased primarily due to distribution losses and lapping prior year shifts in customer inventory levels. Pet food average net selling prices decreased primarily due to unfavorable product mix. Other product sales were up $37.0 million, driven by the inclusion of three months of 8th Avenue.
Net sales for the Post Consumer Brands segment increased $196.9 million, or 10%, for the six months ended March 31, 2026, when compared to the prior year period, driven by the inclusion of six months of 8th Avenue net sales of $362.2 million. Nut butters product sales were up $158.4 million, or 325%, primarily due to the inclusion of six months of 8th Avenue. Cereal and granola product sales were up $26.8 million, or 3%, driven by the inclusion of six months of 8th Avenue, partially offset by category declines and lower promotional activity. Pet food product sales were down $134.9 million, or 16%, driven by 10% lower volumes and lower average net selling prices. Pet food volumes decreased primarily due to distribution losses, lapping prior year shifts in customer inventory levels and reductions in co-manufactured and private label products. Pet food average net selling prices decreased primarily due to increased promotional activity and unfavorable product mix. Other product sales were up $146.6 million, driven by the inclusion of six months of 8th Avenue.
Segment profit for the three months ended March 31, 2026 decreased $5.5 million, or 4%, when compared to the prior year period. This decrease was driven by higher product costs of $57.6 million (which was primarily driven by the inclusion of three months of 8th Avenue product costs of $124.6 million, partially offset by lower pet food volumes). This negative impact was partially offset by higher net sales, as previously discussed, and lower advertising and consumer spending of $9.6 million.
Segment profit for the six months ended March 31, 2026 decreased $4.3 million, or 2%, when compared to the prior year period. This decrease was driven by higher product costs of $198.3 million (which was primarily driven by the inclusion of six months of 8th Avenue product costs of $303.0 million, partially offset by lower pet food volumes) and higher warehousing costs of $12.0 million. These negative impacts were partially offset by higher net sales, as previously discussed, lower advertising and consumer spending of $20.1 million and lower integration costs of $13.4 million.
Foodservice

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$627.4	$607.9	$19.5	3%	$1,296.5	$1,224.5	$72.0	6%
Segment Profit	$109.8	$61.5	$48.3	79%	$227.3	$147.6	$79.7	54%
Segment Profit Margin	18%	10%			18%	12%
Net sales for the Foodservice segment increased $19.5 million, or 3%, for the three months ended March 31, 2026, when compared to the prior year period. Sales of side dishes were up $10.4 million, or 16%, driven by 17% higher volumes primarily due to the inclusion of two incremental months of PPI. Egg product sales were up $5.3 million, or 1%, driven by 6% higher volumes primarily due to improved customer service levels, partially offset by lower average net selling prices primarily due to a reduction in HPAI pricing. Sales of all other products were up $3.8 million, primarily driven by protein-based shake sales.
Net sales for the Foodservice segment increased $72.0 million, or 6%, for the six months ended March 31, 2026, when compared to the prior year period. Egg product sales were up $38.2 million, or 4%, driven by 6% higher volumes primarily due to improved customer service levels, partially offset by lower average net selling prices primarily due to a reduction in HPAI pricing. Sales of side dishes were up $18.7 million, or 13%, driven by 14% higher volumes primarily due to the inclusion of five incremental months of PPI. Sales of all other products were up $15.1 million, primarily driven by protein-based shake sales.
Segment profit for the three months ended March 31, 2026 increased $48.3 million, or 79%, when compared to the prior year period, driven by lower raw material costs of $89.4 million, primarily due to lower egg costs compared to the prior year period, and higher net sales, as previously discussed. These positive impacts were partially offset by higher manufacturing costs of $8.8 million.
Segment profit for the six months ended March 31, 2026 increased $79.7 million, or 54%, when compared to the prior year period, driven by lower raw material costs of $115.4 million, primarily due to lower egg costs compared to the prior year period, and higher net sales, as previously discussed. These positive impacts were partially offset by higher manufacturing costs of $9.0 million.

Refrigerated Retail

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$235.3	$224.6	$10.7	5%	$501.9	$491.2	$10.7	2%
Segment Profit	$22.1	$16.2	$5.9	36%	$52.5	$40.4	$12.1	30%
Segment Profit Margin	9%	7%			10%	8%
Net sales for the Refrigerated Retail segment increased $10.7 million, or 5%, for the three months ended March 31, 2026, when compared to the prior year period. Sales of side dishes increased $13.8 million, or 13%, driven by 12% higher volumes primarily due to new private label product introductions and the shifting of Easter demand into the second quarter of fiscal 2026 (compared to the third quarter of fiscal 2025). Sausage sales increased $1.5 million, or 4%, driven by higher average net selling prices due to prior year price increases and 1% higher volumes. Egg product sales were down $2.0 million, or 5%, on 2% higher volumes, driven by lower average net selling prices primarily due to a reduction in HPAI pricing. Cheese and other dairy product sales decreased $1.2 million, or 3%, on 1% higher volumes. Sales of all other products were down $1.4 million.
Net sales for the Refrigerated Retail segment increased $10.7 million, or 2%, for the six months ended March 31, 2026, when compared to the prior year period. Sales of side dishes increased $14.7 million, or 6%, driven by 7% higher volumes primarily due to new private label product introductions and shifting Easter demand into the second quarter of fiscal 2026 (compared to the third quarter of fiscal 2025). Sausage sales increased $4.5 million, or 5%, on 2% lower volumes, driven by higher average net selling prices due to prior year price increases. Egg product sales were down $4.9 million, or 6%, on 2% lower volumes, driven by lower average net selling prices primarily due to unfavorable product mix. Cheese and other dairy product sales decreased $2.6 million, or 3%, driven by 3% lower volumes. Sales of all other products were down $1.0 million.
Segment profit for the three months ended March 31, 2026 increased $5.9 million, or 36%, when compared to the prior year period, primarily driven by higher net sales, as previously discussed, and lower raw material costs of $3.7 million.
Segment profit for the six months ended March 31, 2026 increased $12.1 million, or 30%, when compared to the prior year period, primarily driven by higher net sales, as previously discussed, lower raw material costs of $6.2 million and lower manufacturing costs of $3.1 million.
Weetabix

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$136.1	$131.7	$4.4	3%	$274.0	$259.3	$14.7	6%
Segment Profit	$20.8	$18.2	$2.6	14%	$42.5	$34.1	$8.4	25%
Segment Profit Margin	15%	14%			16%	13%
Net sales for the Weetabix segment increased $4.4 million, or 3%, for the three months ended March 31, 2026, when compared to the prior year period, driven by a favorable foreign currency exchange impact of $9.0 million, partially offset by 3% lower volumes. Volumes decreased primarily due to discontinued products, partially offset by increased protein-based shakes volumes.
Net sales for the Weetabix segment increased $14.7 million, or 6%, on flat volumes for the six months ended March 31, 2026, when compared to the prior year period, primarily driven by a favorable foreign currency exchange impact of $14.1 million.
Segment profit for the three months ended March 31, 2026 increased $2.6 million, or 14%, when compared to the prior year period, primarily driven by a favorable foreign currency exchange impact of $1.4 million.
Segment profit for the six months ended March 31, 2026 increased $8.4 million, or 25%, when compared to the prior year period, primarily driven by favorable product mix toward higher margin products and a favorable foreign currency exchange impact of $2.2 million.

General Corporate Expenses and Other

	Three Months Ended March 31,		Change in		Six Months Ended March 31,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
General corporate expenses and other	$72.9	$60.6	$12.3	20%	$131.7	$97.9	$33.8	35%
General corporate expenses and other increased $12.3 million, or 20%, for the three months ended March 31, 2026, when compared to the prior year period. This increase was primarily driven by a loss of $28.3 million on amounts held for sale related to our Crystal Farms Business, partially offset by higher net gains of $15.4 million related to mark-to-market adjustments on economic hedges and lower net losses of $9.4 million related to mark-to-market adjustments on equity security investments.
General corporate expenses and other increased $33.8 million, or 35%, for the six months ended March 31, 2026, when compared to the prior year period. This increase was primarily driven by a loss of $28.3 million on amounts held for sale related to our Crystal Farms Business and higher restructuring and facility closure costs (including accelerated depreciation) of $21.8 million primarily related to our Post Consumer Brands segment. These negative impacts were partially offset by a gain of $9.7 million related to our sale of the Pasta Business, net gains related to mark-to-market adjustments on equity security investments of $8.3 million (compared to net losses in the prior year period) and higher net gains related to mark-to-market adjustments on economic hedges of $8.2 million.
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the six months ended March 31, 2026 (for additional information, see Notes 14 and 17 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$1,300.0 million principal value issued of 6.50% senior notes;
•$600.0 million additional principal value issued of 6.250% senior notes at a premium of $4.5 million;
•$1,235.0 million principal value of our 5.50% senior notes redeemed at a premium of $22.6 million;
•$320.0 million borrowed under our revolving credit facility (the “Revolving Credit Facility”) provided for under our second amended and restated credit agreement (as amended, restated or amended and restated, the “Credit Agreement”);
•$760.0 million repaid under our Revolving Credit Facility; and
•7.0 million shares of our common stock repurchased at an average share price of $100.76 per share and at a total cost, including accrued excise tax and broker’s commissions, of $716.5 million.
In addition, on May 1, 2026, subsequent to the end of the period covered by this report, we completed the sale of the Crystal Farms Business for a preliminary purchase price of $50.0 million. For additional information, refer to Notes 6 and 19 within “Notes to Condensed Consolidated Financial Statements.”
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
Our senior notes, other than certain of our senior notes described below, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and subsequently acquired or organized domestic subsidiaries (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries). Our 6.25% senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by each of our existing and subsequently acquired or organized domestic subsidiaries that guarantee the Credit Agreement or certain of our other indebtedness (other than immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries). These guarantees are subject to release in certain circumstances.
Our 2.50% convertible senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing domestic subsidiaries that have guaranteed our other senior notes, which excludes certain immaterial subsidiaries, certain excluded subsidiaries and subsidiaries we designate as unrestricted subsidiaries under our other senior notes indentures. If, after the date our 2.50% convertible senior notes were issued, any domestic wholly-owned subsidiary guarantees any of our existing senior notes or any other debt securities we may issue in the form of senior unsecured notes or convertible or exchangeable notes, then we must cause such subsidiary to become a guarantor for the 2.50% convertible senior notes as well.
The following table presents select cash flow data, which is discussed below.

	Six Months Ended March 31,
dollars in millions	2026	2025
Cash provided by (used in):
Operating activities	$478.0	$471.1
Investing activities	172.7	(342.2)
Financing activities	(561.6)	(292.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	(1.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$88.6	$(165.6)
Operating Activities
Cash provided by operating activities for the six months ended March 31, 2026 increased $6.9 million compared to the prior year period. This increase was primarily driven by cash inflows related to fluctuations in the timing of sales and collections of trade receivables within our Post Consumer Brands and Foodservice segments, higher proceeds from the sale of equity security investments of $55.3 million (compared to purchases in the prior year period) and lower tax payments of $11.6 million. These positive impacts were partially offset by cash outflows related to fluctuations in timing of payments of trade payables within our Post Consumer Brands segment, inventory purchases within our Foodservice and Post Consumer Brands segments and higher interest payments of $27.0 million.
Investing Activities
Six months ended March 31, 2026
Cash provided by investing activities for the six months ended March 31, 2026 was $172.7 million, primarily driven by proceeds from the sale of the Pasta Business of $378.5 million, partially offset by capital expenditures of $207.7 million. Capital expenditures in the period primarily related to ongoing projects in our Post Consumer Brands and Foodservice segments.
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

Financing Activities
Six months ended March 31, 2026
Cash used in financing activities for the six months ended March 31, 2026 was $561.6 million. We received proceeds of $1,300.0 million from the issuance of our 6.50% senior notes, $600.0 million from the additional issuance of our 6.250% senior notes and $320.0 million from borrowings under our Revolving Credit Facility. We redeemed $1,235.0 million principal value of our 5.50% senior notes, repaid $760.0 million under our Revolving Credit Facility and repaid $1.2 million principal value of our municipal bond. In addition, we paid $711.7 million, including broker’s commissions and excise tax payments, for the repurchase of shares of our common stock, paid $19.2 million of debt issuance costs in connection with the issuance of our 6.50% senior notes and the additional issuance of our 6.250% senior notes, paid $22.6 million of debt premiums related to the redemption of our 5.50% senior notes and received $4.5 million of debt premiums from the additional issuance of our 6.250% senior notes.
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
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of March 31, 2026, we were in compliance with this financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.

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
•the impact of litigation;
•our ability to identify, complete and integrate or otherwise effectively execute acquisitions, including the pet food assets and operations acquired in April 2023 and December 2023 and 8th Avenue, or other strategic transactions;
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
•costs associated with the obligations of Bob Evans Farms, Inc. (“Bob Evans”) in connection with the 2017 sale of its restaurants business, including certain indemnification obligations and Bob Evans’s payment and performance obligations as a guarantor for certain leases;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchase of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have changed the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million as of both March 31, 2026 and September 30, 2025. This volatility analysis ignores changes in the exposures inherent in the underlying hedged commodities. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. As of March 31, 2026 and September 30, 2025, a hypothetical 10% change in the expected USD-GBP and Euro-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $2 million and $1 million, respectively.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of March 31, 2026, the Company had outstanding principal value of indebtedness of $7,676.0 million related to its senior notes, leaseback financial liabilities and a municipal bond. Of the total $7,676.0 million of outstanding principal value of indebtedness, $7,674.2 million bore interest at a weighted-average fixed interest rate of 5.5%. The Revolving Credit Facility had no outstanding borrowings and an available borrowing capacity of $976.2 million.
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
As of March 31, 2026 and September 30, 2025, the fair value of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility, leaseback financial liabilities and a municipal bond, was $7,533.4 million and $6,999.6 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% change in interest rates would have changed the fair value of the fixed rate debt by approximately $156 million and $102 million as of March 31, 2026 and September 30, 2025, respectively. A hypothetical 10% change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and six months ended March 31, 2026 and 2025.
For additional information regarding the Company’s debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both March 31, 2026 and September 30, 2025, the Company had interest rate swaps with a notional value of $300.0 million. A hypothetical 10% change in interest rates would have changed the fair value of the interest rate swaps by approximately $8 million as of both March 31, 2026 and September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
In connection with the Company’s 8th Avenue acquisition completed in fiscal 2025, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. This process may result in additions or changes to the Company’s internal control over financial reporting. Based on management’s evaluation, there were no other significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2026 - January 31, 2026	1,574,168	$98.74	1,574,168	$142,087,782
February 1, 2026 - February 28, 2026	506,745	$104.73	506,745	$470,923,447
March 1, 2026 - March 31, 2026	1,233,825	$99.27	1,233,825	$348,445,134
Total	3,314,738	$99.85	3,314,738	$348,445,134
(a)Does not include accrued excise tax or broker’s commissions.
(b)On November 25, 2025, our Board of Directors approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective November 27, 2025 (the “Prior Authorization”). The Prior Authorization had an expiration date of November 27, 2027. On February 3, 2026, our Board of Directors cancelled the Prior Authorization effective February 6, 2026 and approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective February 7, 2026 (the “Existing Authorization”). The Existing Authorization had an expiration date of February 7, 2028. On May 5, 2026, our Board of Directors cancelled the Existing Authorization effective May 8, 2026 and approved a new authorization to repurchase up to $600.0 million of shares of our common stock effective May 9, 2026 (the “New Authorization”). The New Authorization has an expiration date of May 9, 2028. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

†10.45	Form of Indemnification Agreement (Director) (Incorporated by reference to Exhibit 10.1 to the Company’s second Form 8-K filed on February 5, 2026)

†10.46	Form of Indemnification Agreement (Director and Executive Officer) (Incorporated by reference to Exhibit 10.2 to the Company’s second Form 8-K filed on February 5, 2026)

†10.47	Second Amendment to the Post Holdings, Inc. 2024 Supplemental Executive Retirement Plan, effective February 18, 2026

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2026

101.INS
Inline XBRL (eXtensible Business Reporting Language) Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL and contained in Exhibits 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
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

POST HOLDINGS, INC.
Date:	May 7, 2026	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)