Form 10-Q
period 2026-06-30
Post Holdings, Inc.
filed 2026-08-06
CIK 1530950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Common Stock, $0.01 par value per share – 43,956,805 shares as of August 3, 2026

POST HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I.     FINANCIAL INFORMATION.
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net Sales	$1,948.0	$1,984.3	$6,165.5	$5,911.1
Cost of goods sold	1,381.7	1,388.1	4,343.1	4,173.8
Gross Profit	566.3	596.2	1,822.4	1,737.3
Selling, general and administrative expenses	326.1	312.1	1,009.6	958.5
Amortization of intangible assets	49.6	49.4	152.3	147.6
Other operating expense, net	1.3	0.1	20.9	0.3
Operating Profit	189.3	234.6	639.6	630.9
Interest expense, net	108.2	88.5	317.3	259.6
Loss on extinguishment of debt, net	—	—	17.5	5.8
(Income) expense on swaps, net	(3.3)	2.6	(6.9)	(7.3)
Other (income) expense, net	(2.2)	0.2	(8.8)	1.7
Earnings before Income Taxes and Equity Method Earnings	86.6	143.3	320.5	371.1
Income tax expense	23.1	34.7	78.5	86.8
Equity method earnings, net of tax	(0.1)	(0.1)	(0.6)	(0.4)
Net Earnings Including Noncontrolling Interest	63.6	108.7	242.6	284.7
Less: Net earnings (loss) attributable to noncontrolling interest	0.2	(0.1)	0.5	—
Net Earnings	$63.4	$108.8	$242.1	$284.7

Earnings per Common Share:
Basic	$1.41	$1.95	$5.02	$5.01
Diluted	$1.29	$1.79	$4.59	$4.60
Weighted-Average Common Shares Outstanding:
Basic	45.1	55.7	48.2	56.8
Diluted	51.3	62.4	54.5	63.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net Earnings Including Noncontrolling Interest	$63.6	$108.7	$242.6	$284.7
Pension and other postretirement benefits adjustments:
Reclassifications to net earnings	0.4	0.3	1.1	0.8
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	1.8	99.7	(26.0)	40.0
Tax expense on other comprehensive income (loss):
Pension and other postretirement benefits adjustments:
Reclassifications to net earnings	(0.2)	(0.1)	(0.4)	(0.2)
Total Other Comprehensive Income (Loss) Including Noncontrolling Interest	2.0	99.9	(25.3)	40.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.3	(0.1)	0.5	—
Total Comprehensive Income	$65.3	$208.7	$216.8	$325.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2026	September 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$265.6	$176.7
Restricted cash	6.9	6.1
Receivables, net	699.3	735.4
Inventories	929.7	875.0
Current assets held for sale	—	116.3
Prepaid expenses and other current assets	93.0	115.4
Total Current Assets	1,994.5	2,024.9
Property, net	2,648.8	2,698.7
Goodwill	4,831.7	4,844.7
Other intangible assets, net	2,788.6	3,014.6
Other assets held for sale	3.0	424.8
Other assets	586.1	520.7
Total Assets	$12,852.7	$13,528.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1.3	$1.2
Accounts payable	558.7	624.0
Current liabilities held for sale	—	55.5
Other current liabilities	517.3	532.4
Total Current Liabilities	1,077.3	1,213.1
Long-term debt	7,631.3	7,421.7
Deferred income taxes	651.0	638.5
Other liabilities held for sale	0.3	119.7
Other liabilities	403.6	371.6
Total Liabilities	9,763.5	9,764.6
Shareholders’ Equity
Common stock	0.9	0.9
Additional paid-in capital	5,396.2	5,370.7
Retained earnings	2,361.0	2,118.9
Accumulated other comprehensive (loss) income	(16.6)	8.7
Treasury stock, at cost	(4,663.5)	(3,746.1)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,078.0	3,753.1
Noncontrolling interest	11.2	10.7
Total Shareholders’ Equity	3,089.2	3,763.8
Total Liabilities and Shareholders’ Equity	$12,852.7	$13,528.4
 See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net earnings including noncontrolling interest	$242.6	$284.7
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	424.2	378.1
Unrealized gain on interest rate swaps and foreign currency contracts, net	(6.5)	(5.6)
Loss on extinguishment of debt, net	17.5	5.8
Non-cash stock-based compensation expense	61.6	60.2
Equity method earnings, net of tax	(0.6)	(0.4)
Deferred income taxes	25.5	(1.6)
Other, net	28.1	19.6
Other changes in operating assets and liabilities, net of held for sale assets and liabilities:
Decrease (increase) in receivables, net	17.2	(107.1)
Increase in inventories	(58.6)	(15.4)
Decrease (increase) in prepaid expenses and other current assets	15.1	(30.8)
Decrease in other assets	2.6	22.5
(Decrease) increase in accounts payable and other current liabilities	(80.9)	83.4
Increase in non-current liabilities	3.5	3.6
Net Cash Provided by Operating Activities	691.3	697.0

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(124.4)
Additions to property	(289.8)	(360.5)
Proceeds from sale of business	424.2	—
Proceeds from sale of property	32.4	12.1
Other, net	(0.8)	(0.6)
Net Cash Provided by (Used in) Investing Activities	166.0	(473.4)

Cash Flows from Financing Activities
Proceeds from issuance of debt	2,265.0	1,000.0
Repayments of debt	(2,041.2)	(466.1)
Premium from issuance of debt	4.5	—
Payments of debt issuance costs	(19.4)	(5.2)
Payments of debt premiums	(22.6)	(4.4)
Purchases of treasury stock	(916.1)	(434.3)
Other, net	(36.7)	(42.7)
Net Cash (Used in) Provided by Financing Activities	(766.5)	47.3
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(1.1)	2.2
Net Increase in Cash, Cash Equivalents and Restricted Cash	89.7	273.1
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	182.8	790.9
Cash, Cash Equivalents and Restricted Cash, End of Period	$272.5	$1,064.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

POST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2026	2025	2026	2025
Common Stock
Beginning and end of period	$0.9	$0.9	$0.9	$0.9
Additional Paid-in Capital
Beginning of period	5,376.9	5,330.4	5,370.7	5,331.5
Activity under stock and deferred compensation plans	(0.4)	(0.5)	(36.1)	(41.7)
Non-cash stock-based compensation expense	19.7	20.1	61.6	60.2
End of period	5,396.2	5,350.0	5,396.2	5,350.0
Retained Earnings
Beginning of period	2,297.6	1,959.1	2,118.9	1,783.2
Net earnings	63.4	108.8	242.1	284.7
End of period	2,361.0	2,067.9	2,361.0	2,067.9
Accumulated Other Comprehensive (Loss) Income
Retirement Benefit Adjustments, net of tax
Beginning of period	(39.2)	(36.1)	(39.7)	(36.5)
Net change in retirement benefits, net of tax	0.2	0.2	0.7	0.6
End of period	(39.0)	(35.9)	(39.0)	(35.9)
Hedging Adjustments, net of tax
Beginning and end of period	74.8	74.8	74.8	74.8
Foreign Currency Translation Adjustments
Beginning of period	(54.1)	(91.6)	(26.4)	(31.9)
Foreign currency translation adjustments	1.7	99.7	(26.0)	40.0
End of period	(52.4)	8.1	(52.4)	8.1
Treasury Stock
Beginning of period	(4,462.6)	(3,406.9)	(3,746.1)	(3,031.4)
Purchases of treasury stock	(200.9)	(62.7)	(917.4)	(438.2)
End of period	(4,663.5)	(3,469.6)	(4,663.5)	(3,469.6)
Total Shareholders’ Equity Excluding Noncontrolling Interest	3,078.0	3,996.2	3,078.0	3,996.2
Noncontrolling Interest
Beginning of period	10.9	10.8	10.7	10.7
Net earnings (loss) attributable to noncontrolling interest	0.2	(0.1)	0.5	—
Foreign currency translation adjustments	0.1	—	—	—
End of period	11.2	10.7	11.2	10.7
Total Shareholders’ Equity	$3,089.2	$4,006.9	$3,089.2	$4,006.9
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
During the three and nine months ended June 30, 2025, the Company had net sales to 8th Avenue of $1.8 and $6.5, respectively, and purchases from and royalties paid to 8th Avenue of $15.5 and $57.7, respectively. Sales and purchases between the Company and 8th Avenue prior to the acquisition were all made at arm’s length.

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
The Company holds an equity interest in Alpen Food Company South Africa (Pty) Limited (“Alpen”). Alpen is a South African-based company that produces RTE cereal and muesli. The Company owns 50.0% of Alpen’s common stock with no other indicators of control, and accordingly, the Company accounts for its investment in Alpen using the equity method. The investment in Alpen was $5.4 and $4.5 at June 30, 2026 and September 30, 2025, respectively, and was included in “Other assets” on the Condensed Consolidated Balance Sheets.
BellRing
Transactions between the Company and BellRing Brands, Inc. (“BellRing”) are considered related party transactions as certain of the Company’s officers and/or directors serve as directors of BellRing.
Post has a co-packing agreement with BellRing under which Post produces protein-based shakes for BellRing and BellRing procures certain packaging materials for Post to utilize in its production. Net sales to BellRing were $27.8 and $72.9 during the three and nine months ended June 30, 2026, respectively, and $16.0 and $40.0 during the three and nine months ended June 30, 2025, respectively. The Company had receivables with BellRing of $15.0 and $3.4 related to these sales at June 30, 2026 and September 30, 2025, respectively, which were included in “Receivables, net” on the Condensed Consolidated Balance Sheets. Other related party transactions between the Company and BellRing were immaterial for each of the three and nine months ended June 30, 2026 and 2025, and balances related to such transactions were immaterial as of both June 30, 2026 and September 30, 2025.
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
Fiscal 2025
8th Avenue
On July 1, 2025, the Company completed its acquisition of all of the preferred stock and the remaining 39.5% common equity interest that it did not already own in 8th Avenue for a purchase price of $798.8, which included the retirement of all of 8th Avenue’s outstanding debt (excluding leaseback financial liabilities). As part of the acquisition, Post also assumed $111.4 of leaseback financial liabilities of 8th Avenue. 8th Avenue is a manufacturer and distributor of private label nut butters, granola and dried fruit and nut products and was previously also a manufacturer and distributor of branded and private label pasta, which the Company divested during the first quarter of fiscal 2026 (see Note 6). The acquisition was completed using cash on hand and borrowings under the Revolving Credit Facility (as defined in Note 14). Subsequent to the acquisition, 8th Avenue is reported in the Post Consumer Brands segment. Measurement period adjustments recorded during fiscal 2026 were immaterial.
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

Unaudited Pro Forma Information
The following unaudited pro forma information for the three and nine months ended June 30, 2025 presents a summary of the results of operations of the Company combined with the results of the fiscal 2025 8th Avenue and PPI acquisitions as if the acquisitions had occurred on October 1, 2023, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation expense based upon the fair value of assets acquired, acquisition-related costs, inventory revaluation adjustments, interest expense and related income taxes. The following unaudited pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the 8th Avenue and PPI acquisitions occurred on the assumed date, nor is it necessarily an indication of future operating results. Pro forma adjustments did not affect the results of operations for the three or nine months ended June 30, 2026.

	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025
Pro forma net sales	$2,200.7	$6,618.4
Pro forma net earnings	$102.1	$280.4
Pro forma basic earnings per common share	$1.83	$4.94
Pro forma diluted earnings per common share	$1.68	$4.54
NOTE 5 — RESTRUCTURING
Total restructuring charges were $8.5 and $9.7 for the three and nine months ended June 30, 2026, respectively, and $0.8 and $8.9 for the three and nine months ended June 30, 2025, respectively, and were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
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

	Sparks Facility	Cobourg Facility	Total
Balance, September 30, 2025	$3.2	$4.2	$7.4
Charge to expense	1.6	0.1	1.7
Cash payments	(4.8)	(4.2)	(9.0)
Non-cash charges	—	—	—
Balance, June 30, 2026	$—	$0.1	$0.1

Total expected restructuring charges	$7.2	$4.3	$11.5
Cumulative restructuring charges incurred to date	6.3	4.3	10.6
Remaining expected restructuring charges	$0.9	$—	$0.9
NOTE 6 — DIVESTITURES AND AMOUNTS HELD FOR SALE
Pasta Business
On December 1, 2025, the Company completed its previously announced sale of 8th Avenue’s pasta business (the “Pasta Business”) for a preliminary price of $375.0, subject to working capital adjustments, resulting in total proceeds at closing of $378.5. As part of the sale, the acquirer also assumed $78.2 of leaseback financial liabilities of the Pasta Business. At June 30, 2026, the Company had recorded an estimated working capital payable of $4.0, which was reported in “Other current liabilities” in the Condensed Consolidated Balance Sheets. Prior to the sale, the Pasta Business was reported in the Post Consumer Brands segment and the related assets and liabilities were classified as held for sale as of September 30, 2025. During the three and nine months ended June 30, 2026, the Company recorded a net loss (gain) of $4.9 and $(4.8), respectively, related to the sale of the Pasta Business, which were reported in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.

In connection with the Pasta Business sale, the Company entered into a transition services agreement (the “TSA”) with the acquirer, pursuant to which the Company provides certain support services to the acquirer for a transition period following the close of the Pasta Business sale based on the terms set forth in the TSA. In accordance with the terms of the TSA, Post collects sales receivables from customers and remits payments to vendors for the Pasta Business, and the net cash received and paid by Post on behalf of the Pasta Business is settled between the Company and the acquirer on a monthly basis. As of June 30, 2026, the Company had recorded a net payable due to the acquirer of $4.9, which was recorded within “Accounts payable” on the Condensed Consolidated Balance Sheets.
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
Crystal Farms Business
On May 1, 2026, the Company completed the sale of substantially all of the assets of Crystal Farms Dairy Company (the “Crystal Farms Business”) for a preliminary price of $50.0, subject to working capital adjustments, resulting in total proceeds at closing of $45.7. Prior to the sale, the Crystal Farms Business was reported in the Refrigerated Retail segment and the related assets and liabilities were classified as held for sale as of March 31, 2026.
Prior to the sale, the Company concluded that the fair value, less costs to sell, of the Crystal Farms Business was less than its carrying value. As a result, the Company recorded a loss on amounts held for sale of $15.0 and $43.3 during the three and nine months ended June 30, 2026, respectively, which were reported in “Other operating expense, net” in the Condensed Consolidated Statements of Operations. In addition, the Company recorded a loss of $2.1 related to the sale of the Crystal Farms Business during the three and nine months ended June 30, 2026, which was reported in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.
Sparks Facility
In the third quarter of fiscal 2026, the Company completed the sale of the Sparks Facility (see Note 5), which was previously classified as held for sale and reported in the Post Consumer Brands segment. During the three and nine months ended June 30, 2026, the Company recorded a gain of $21.6 related to the sale of the Sparks Facility, which was reported in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.

Cobourg and Ashton-under-Lyne Facilities
At June 30, 2026, the Company’s Cobourg Facility (see Note 5), which is reported in the Post Consumer Brands segment, and the Company’s cereal manufacturing facility in Ashton-under-Lyne in the United Kingdom (the “U.K.,” and such facility, the “Ashton-under-Lyne Facility”), which is reported in the Weetabix segment, were classified as held for sale. There were no losses on amounts held for sale recognized related to these facilities as each respective facility’s fair value, less costs to sell, exceeded its carrying value as of June 30, 2026. The sales of the Cobourg Facility and Ashton-under-Lyne Facility are expected to be completed during the second half of calendar 2026.
The following table presents the balance sheet location of the assets and liabilities classified as held for sale related to these facilities.

	June 30, 2026
	Cobourg Facility	Ashton-under-Lyne Facility
Other assets held for sale	$1.7	$1.3
Other liabilities held for sale	$0.3	$—
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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net earnings for basic earnings per share	$63.4	$108.8	$242.1	$284.7
Impact of interest expense, net of tax, related to convertible senior notes	2.7	2.7	8.1	8.1
Net earnings for diluted earnings per share	$66.1	$111.5	$250.2	$292.8

Weighted-average shares for basic earnings per share	45.1	55.7	48.2	56.8
Effect of dilutive securities:
Stock options	0.1	0.1	0.1	0.1
Restricted stock units	0.2	0.4	0.2	0.5
Market-based performance restricted stock units	0.5	0.8	0.5	0.7
Earnings-based performance restricted stock units	—	—	0.1	0.1
Shares issuable upon conversion of convertible senior notes	5.4	5.4	5.4	5.4
Total dilutive securities	6.2	6.7	6.3	6.8
Weighted-average shares for diluted earnings per share	51.3	62.4	54.5	63.6

Earnings per Common Share:
Basic	$1.41	$1.95	$5.02	$5.01
Diluted	$1.29	$1.79	$4.59	$4.60

The following table presents the securities that have been excluded from the calculation of weighted-average shares for diluted earnings per share as they were anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	—	—	—	0.1
Market-based performance restricted stock units	0.1	—	0.1	—
NOTE 8 — INVENTORIES

	June 30, 2026	September 30, 2025
Raw materials and supplies	$169.2	$181.7
Work in process	21.1	33.9
Finished products	703.8	625.7
Flocks	35.6	33.7
	$929.7	$875.0
NOTE 9 — PROPERTY, NET

	June 30, 2026	September 30, 2025
Property, at cost	$4,997.8	$4,955.3
Accumulated depreciation	(2,349.0)	(2,256.6)
	$2,648.8	$2,698.7
NOTE 10 — GOODWILL
The changes in the carrying amount of goodwill by segment are noted in the following table.

	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Balance, September 30, 2025
Goodwill (gross)	$2,408.7	$1,389.2	$835.3	$941.3	$5,574.5
Accumulated impairment losses	(609.1)	—	(120.7)	—	(729.8)
Goodwill (net)	$1,799.6	$1,389.2	$714.6	$941.3	$4,844.7
Goodwill from acquisition	0.9	—	—	—	0.9
Goodwill (gross) reclassified to held for sale	—	—	(120.7)	—	(120.7)
Accumulated impairment losses reclassified to held for sale	—	—	120.7	—	120.7
Currency translation adjustment	(0.1)	—	—	(13.8)	(13.9)
Balance, June 30, 2026
Goodwill (gross)	$2,409.5	$1,389.2	$714.6	$927.5	$5,440.8
Accumulated impairment losses	(609.1)	—	—	—	(609.1)
Goodwill (net)	$1,800.4	$1,389.2	$714.6	$927.5	$4,831.7

NOTE 11 — INTANGIBLE ASSETS, NET

	June 30, 2026			September 30, 2025
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Subject to amortization:
Customer relationships	$2,555.3	$(1,250.2)	$1,305.1	$2,699.8	$(1,225.3)	$1,474.5
Trademarks, brands and licensing agreements	1,108.9	(435.5)	673.4	1,132.4	(406.3)	726.1
	3,664.2	(1,685.7)	1,978.5	3,832.2	(1,631.6)	2,200.6
Not subject to amortization:
Trademarks and brands	810.1	—	810.1	814.0	—	814.0
	$4,474.3	$(1,685.7)	$2,788.6	$4,646.2	$(1,631.6)	$3,014.6
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
At June 30, 2026, the Company’s derivative instruments, none of which were designated as hedging instruments under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” consisted of:
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
The following table presents the notional amounts of derivative instruments held.

	June 30, 2026	September 30, 2025
Commodity and energy contracts	$84.9	$113.2
FX contracts	11.3	4.3
Interest rate swaps	300.0	300.0

The following table presents the balance sheet location and fair value of the Company’s derivative instruments. The Company does not offset derivative assets and liabilities within the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	June 30, 2026	September 30, 2025
Asset Derivatives:
Commodity and energy contracts	Prepaid expenses and other current assets	$4.5	$2.2
Interest rate swaps	Prepaid expenses and other current assets	0.9	0.3
Interest rate swaps	Other assets	3.6	1.5
		$9.0	$4.0

Liability Derivatives:
Commodity and energy contracts	Other current liabilities	$4.6	$5.8
FX contracts	Other current liabilities	0.1	0.1
Interest rate swaps	Other current liabilities	—	0.3
Interest rate swaps	Other liabilities	—	3.5
		$4.7	$9.7
The following table presents the statement of operations location and (gain)/loss recognized related to the Company’s derivative instruments.

Derivative Instruments	Statement of Operations Location	Three Months Ended June 30,		Nine Months Ended June 30,
		2026	2025	2026	2025
Commodity and energy contracts	Cost of goods sold	$2.5	$1.3	$(10.9)	$5.9
FX contracts	Selling, general and administrative expenses	0.1	1.2	0.5	(0.2)
Interest rate swaps	(Income) expense on swaps, net	(3.3)	2.6	(6.9)	(7.3)
At June 30, 2026 and September 30, 2025, the Company had pledged collateral of $6.2 and $5.1, respectively, related to its commodity and energy contracts. These amounts were classified as “Restricted cash” on the Condensed Consolidated Balance Sheets.
NOTE 13 — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820, “Fair Value Measurement.”

	June 30, 2026			September 30, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation investments	$21.7	$21.7	$—	$19.1	$19.1	$—
Derivative assets	9.0	—	9.0	4.0	—	4.0
Equity security investments	—	—	—	41.0	41.0	—
	$30.7	$21.7	$9.0	$64.1	$60.1	$4.0
Liabilities:
Deferred compensation liabilities	$47.8	$—	$47.8	$49.0	$—	$49.0
Derivative liabilities	4.7	—	4.7	9.7	—	9.7
	$52.5	$—	$52.5	$58.7	$—	$58.7
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
Other Fair Value Measurements
The Company’s financial assets and liabilities also include cash, cash equivalents and restricted cash, receivables and accounts payable for which the carrying value approximates fair value due to their short maturities (less than 12 months). The Company does not record its current portion of long-term debt and long-term debt at fair value on the Condensed Consolidated Balance Sheets. The fair value of any outstanding borrowings under the Revolving Credit Facility (as defined in Note 14) as of June 30, 2026 and September 30, 2025 approximated their carrying value. Based on current market rates, the fair value (Level 2) of the Company’s debt, excluding any outstanding borrowings under the municipal bond and Revolving Credit Facility and leaseback financial liabilities, was $7,526.2 and $6,999.6 as of June 30, 2026 and September 30, 2025, respectively, which included $597.4 and $647.5, respectively, related to the Company’s convertible senior notes.
Certain assets and liabilities, including property, goodwill, other intangible assets and assets and liabilities held for sale, are measured at fair value on a non-recurring basis using Level 3 inputs. At June 30, 2026 and September 30, 2025, the Company had assets and liabilities classified as held for sale, which were measured at the lower of their carrying amount or fair value less costs to sell. For additional information on assets and liabilities held for sale, see Note 6.
NOTE 14 — LONG-TERM DEBT
The components of “Long-term debt” on the Condensed Consolidated Balance Sheets are presented in the following table.

	June 30, 2026	September 30, 2025
2.50% convertible senior notes maturing August 2027	$575.0	$575.0
4.50% senior notes maturing September 2031	980.6	980.6
4.625% senior notes maturing April 2030	1,385.4	1,385.4
5.50% senior notes maturing December 2029	—	1,235.0
6.25% senior secured notes maturing February 2032	1,000.0	1,000.0
6.250% senior notes maturing October 2034	1,200.0	600.0
6.375% senior notes maturing March 2033	1,200.0	1,200.0
6.50% senior notes maturing March 2036	1,300.0	—
Revolving Credit Facility	—	440.0
Leaseback financial liabilities	33.2	33.2
Municipal bond	1.8	3.0
	$7,676.0	$7,452.2
Less: Current portion of long-term debt	1.3	1.2
Debt issuance costs, net	56.0	48.9
Plus: Unamortized premium, net	12.6	19.6
Total long-term debt	$7,631.3	$7,421.7

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
As of both June 30, 2026 and September 30, 2025, none of the conditions permitting holders to convert their 2.50% convertible senior notes had been satisfied, and no shares of the Company’s common stock had been issued in connection with any conversions of the 2.50% convertible senior notes.
The 2.50% convertible senior notes had no embedded features that required separate bifurcation under ASC Topic 815 as of June 30, 2026 or September 30, 2025. As such, the 2.50% convertible senior notes were recorded at the principal amount, net of unamortized debt issuance costs, on the Condensed Consolidated Balance Sheets as of both June 30, 2026 and September 30, 2025.
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
During the nine months ended June 30, 2026, the Company borrowed $365.0 and repaid $805.0 under the Revolving Credit Facility. During the nine months ended June 30, 2025, the Company borrowed $400.0 and had no repayments under the Revolving Credit Facility. As of June 30, 2026, the Revolving Credit Facility had no outstanding borrowings, outstanding letters of credit of $23.2 and an available borrowing capacity of $976.8. As of September 30, 2025, the Revolving Credit Facility had outstanding borrowings of $440.0, outstanding letters of credit of $22.3 and an available borrowing capacity of $537.7. As of September 30, 2025, the weighted-average interest rate on the outstanding borrowings under the Revolving Credit Facility was 5.83%.
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

		Loss on Extinguishment of Debt, net
Debt Instrument	Principal Amount Repaid	Debt Premiums Paid	Write-off of Debt Issuance Costs	Write-off of Unamortized Premiums
Three Months Ended June 30, 2026
Revolving Credit Facility	$45.0	$—	$—	$—
Total	$45.0	$—	$—	$—

Nine Months Ended June 30, 2026
5.50% senior notes	$1,235.0	$22.6	$4.4	$(9.5)
Revolving Credit Facility	805.0	—	—	—
Municipal Bond	1.2	—	—	—
Total	$2,041.2	$22.6	$4.4	$(9.5)

Nine Months Ended June 30, 2025
5.625% senior notes	$464.9	$4.4	$1.4	$—
Municipal Bond	1.2	—	—	—
Total	$466.1	$4.4	$1.4	$—
Debt Covenants
Under the terms of the Credit Agreement, the Company is required to comply with a financial covenant consisting of a secured net leverage ratio not to exceed 4.25:1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of the Company’s revolving credit commitments. As of June 30, 2026, the Company was in compliance with this financial covenant.
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

	North America
	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Service cost	$0.6	$0.7	$1.9	$2.0
Interest cost	1.4	1.4	4.1	4.1
Expected return on plan assets	(2.2)	(2.1)	(6.5)	(6.3)
Recognized net actuarial gain	(0.1)	(0.1)	(0.3)	(0.2)
Recognized prior service cost	0.3	0.2	0.8	0.8
Net periodic benefit cost	$—	$0.1	$—	$0.4

	Other International
	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Service cost	$0.4	$—	$1.4	$0.1
Interest cost	6.6	6.5	19.7	18.9
Expected return on plan assets	(9.0)	(9.2)	(27.0)	(26.7)
Recognized net actuarial loss	0.2	0.1	0.5	0.1
Recognized prior service cost	0.1	0.1	0.3	0.3
Net periodic benefit income	$(1.7)	$(2.5)	$(5.1)	$(7.3)
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.7	0.6	1.8	1.7
Recognized net actuarial gain	(0.1)	—	(0.2)	(0.2)
Net periodic benefit cost	$0.6	$0.6	$1.7	$1.6

NOTE 17 — SHAREHOLDERS’ EQUITY
The following table summarizes the Company’s repurchases of its common stock.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased	2.1	0.6	9.1	3.9
Average price per share (a)	$98.86	$110.98	$100.34	$112.02
Total share repurchase costs (b)	$200.9	$62.7	$917.4	$438.2
(a)Average price per share excludes accrued excise tax and broker’s commissions, which are included in “Total share repurchase costs” within this table.
(b)“Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 (i) excluded $8.4 of accrued excise tax that had not yet been paid as of June 30, 2026, (ii) excluded $1.0 of repurchases of common stock that were accrued in the third quarter of fiscal 2026 but did not settle until the fourth quarter of fiscal 2026, (iii) included $6.1 of excise tax payments that had been accrued in fiscal 2025 and (iv) included $2.0 of payments for repurchases of common stock that were accrued in fiscal 2025 but did not settle until the first quarter of fiscal 2026. “Purchases of treasury stock” in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 (i) excluded $3.4 of accrued excise tax that had not been paid as of June 30, 2025, (ii) excluded $2.9 of repurchases of common stock that were accrued in the third quarter of fiscal 2025 but did not settle until the fourth quarter of fiscal 2025, (iii) included $2.2 of excise tax payments that had been accrued in fiscal 2024 and (iv) included $0.2 of payments for repurchases of common stock that were accrued in fiscal 2024 but did not settle until the first quarter of fiscal 2025.
NOTE 18 — SEGMENTS
At June 30, 2026, the Company managed and reported operating results through the following four reportable segments:
•Post Consumer Brands: primarily North American RTE cereal and granola, pet food and nut butters;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg and sausage products and prior to the sale of the Crystal Farms Business, cheese products (see Note 6); and
•Weetabix: primarily U.K. RTE cereal, muesli and protein-based shakes.
The Company’s chief operating decision maker (“CODM”), who is the Company’s President and Chief Executive Officer, utilizes segment profit to assess segment performance and allocate segment resources. Segment profit for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, loss on amounts held for sale, gain/loss on sale of businesses, demolition and site remediation costs related to unused facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses. Segment profit is used during the Company’s annual planning process and is utilized by the CODM to monitor monthly segment results compared to prior periods, the annual plan and periodic forecasts.
The following tables present net sales, significant segment expenses (cost of goods sold and selling, general and administrative expenses) and segment profit by reportable segment. Certain inter-segment sales are presented on a gross basis by reportable segment to the CODM and eliminated within consolidated net sales.

	Three Months Ended June 30, 2026
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$974.2	$652.9	$184.5	$137.1	$1,948.7
Corporate and eliminations					(0.7)
Total					$1,948.0

Less:
Cost of goods sold	665.3	497.8	133.5	80.6
Selling, general and administrative expenses	156.1	41.2	32.8	29.2
Other segment expenses, net (a)	25.5	13.1	8.7	1.2
Segment Profit	127.3	100.8	9.5	26.1	263.7

General corporate expenses and other					72.2
Interest expense, net					108.2
Income on swaps, net					(3.3)
Earnings before income taxes and equity method earnings					$86.6
(a)Other segment expenses, net included (i) amortization of intangible assets for all segments, (ii) gain/loss on sale and/or disposal of equipment for all segments and (iii) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

	Three Months Ended June 30, 2025
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$914.0	$698.5	$233.9	$137.9	$1,984.3
Corporate and eliminations					—
Total					$1,984.3

Less:
Cost of goods sold	614.7	528.0	160.3	88.9
Selling, general and administrative expenses	156.6	33.6	38.3	29.1
Other segment expenses, net (a)	22.2	13.0	10.8	0.6
Segment Profit	120.5	123.9	24.5	19.3	288.2

General corporate expenses and other					53.8
Interest expense, net					88.5
Expense on swaps, net					2.6
Earnings before income taxes and equity method earnings					$143.3
(a)Other segment expenses, net included (i) amortization of intangible assets for all segments, (ii) gain/loss on sale and/or disposal of equipment for the Post Consumer Brands, Foodservice and Refrigerated Retail segments and (iii) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

	Nine Months Ended June 30, 2026
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$3,122.9	$1,949.4	$686.4	$411.1	$6,169.8
Corporate and eliminations					(4.3)
Total					$6,165.5

Less:
Cost of goods sold	2,167.0	1,458.4	480.4	248.3
Selling, general and administrative expenses	487.1	123.8	114.5	91.1
Other segment expenses, net (a)	75.2	39.1	29.5	3.1
Segment Profit	393.6	328.1	62.0	68.6	852.3

General corporate expenses and other					203.9
Interest expense, net					317.3
Loss on extinguishment of debt, net					17.5
Income on swaps, net					(6.9)
Earnings before income taxes and equity method earnings					$320.5
(a)Other segment expenses, net included (i) amortization of intangible assets for all segments, (ii) gain/loss on sale and/or disposal of equipment for all segments and (iii) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

	Nine Months Ended June 30, 2025
	Post Consumer Brands	Foodservice	Refrigerated Retail	Weetabix	Total
Net Sales
Segment	$2,865.8	$1,923.0	$725.1	$397.2	$5,911.1
Corporate and eliminations					—
Total					$5,911.1

Less:
Cost of goods sold	1,918.1	1,506.5	507.2	250.6
Selling, general and administrative expenses	489.4	106.4	121.2	92.2
Other segment expenses, net (a)	67.2	38.6	31.8	1.0
Segment Profit	391.1	271.5	64.9	53.4	780.9

General corporate expenses and other					151.7
Interest expense, net					259.6
Loss on extinguishment of debt, net					5.8
Income on swaps, net					(7.3)
Earnings before income taxes and equity method earnings					$371.1
(a)Other segment expenses, net included (i) amortization of intangible assets for all segments, (ii) gain/loss on sale and/or disposal of equipment for all segments and (iii) certain pension and other postretirement plan adjustments for the Post Consumer Brands and Weetabix segments.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Additions to property and intangibles
Post Consumer Brands	$36.0	$65.9	$146.9	$195.6
Foodservice and Refrigerated Retail	37.3	55.2	115.3	139.8
Weetabix	8.7	9.9	25.8	25.1
Corporate	0.1	—	1.8	—
Total	$82.1	$131.0	$289.8	$360.5

Depreciation and amortization
Post Consumer Brands	$62.4	$55.4	$192.6	$173.0
Foodservice	36.0	33.5	107.3	97.3
Refrigerated Retail	17.1	18.9	54.8	54.4
Weetabix	11.3	13.2	34.1	37.0
Total segment depreciation and amortization	126.8	121.0	388.8	361.7
Corporate	6.7	11.2	35.4	16.4
Total	$133.5	$132.2	$424.2	$378.1

Assets			June 30, 2026	September 30, 2025
Post Consumer Brands			$5,626.8	$6,290.2
Foodservice and Refrigerated Retail			4,956.0	5,028.1
Weetabix			1,917.2	1,924.9
Corporate			352.7	285.2
Total assets			$12,852.7	$13,528.4
The following table presents net sales by product.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales by product
Cereal and granola	$651.5	$651.3	$1,990.5	$1,952.2
Eggs and egg products	569.5	648.1	1,712.6	1,756.8
Pet food	318.8	364.9	1,025.9	1,206.9
Side dishes (including potato products)	183.5	182.9	599.3	566.2
Nut butters	92.0	23.3	299.1	72.0
Sausage	33.0	36.2	127.2	126.9
Cheese and dairy	10.3	37.0	87.3	116.7
Protein-based products	40.5	28.3	108.6	71.8
Other	49.6	12.3	219.3	41.6
Eliminations	(0.7)	—	(4.3)	—
Total	$1,948.0	$1,984.3	$6,165.5	$5,911.1

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
At June 30, 2026, our reportable segments were as follows:
•Post Consumer Brands: primarily North American ready-to-eat (“RTE”) cereal and granola, pet food and nut butters;
•Foodservice: primarily egg and potato products;
•Refrigerated Retail: primarily side dish, egg and sausage products and prior to the sale of the Crystal Farms Business (as defined below), cheese products; and
•Weetabix: primarily United Kingdom (the “U.K.”) RTE cereal, muesli and protein-based shakes.
Business Acquisitions
Fiscal 2025
On July 1, 2025, we completed our acquisition of all of the preferred stock and the remaining common equity interest that we did not already own in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). 8th Avenue is a manufacturer and distributor of private label nut butters, granola and dried fruit and nut products and was previously also a manufacturer and distributor of branded and private label pasta, which we divested during the first quarter of fiscal 2026 (see “Business Divestitures” below within this section). Subsequent to the acquisition, 8th Avenue is reported in our Post Consumer Brands segment.
On March 3, 2025, we completed our acquisition of Potato Products of Idaho, L.L.C. (“PPI”), a manufacturer and packager of refrigerated and frozen potato products, which is reported in our Refrigerated Retail and Foodservice segments.
For additional information on these acquisitions, refer to Note 4 within “Notes to Condensed Consolidated Financial Statements.”
Business Divestitures
On May 1, 2026, we completed our sale of substantially all of the assets of Crystal Farms Dairy Company (the “Crystal Farms Business”). Prior to the sale, the Crystal Farms Business’s operating results were reported in our Refrigerated Retail segment.
On December 1, 2025, we completed our previously announced sale of 8th Avenue’s pasta business (the “Pasta Business”). Prior to the sale, the Pasta Business’s operating results were reported in the Post Consumer Brands segment and its assets and liabilities were classified as held for sale as of September 30, 2025.
For additional information on these business divestitures, refer to Note 6 within “Notes to Condensed Consolidated Financial Statements.”
Market and Company Trends
Our Company, as well as the consumer packaged goods industry in which we operate, has been impacted by the following trends which have impacted our results of operations and may continue to impact our results of operations in the future, including:
•outbreaks of highly pathogenic avian influenza (“HPAI”), which impacted our Foodservice and Refrigerated Retail segments. We experienced volatility in our egg supply due to HPAI outbreaks across the industry, which impacted our results of operations in fiscal 2025. Future outbreaks of HPAI could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses; and

•pressures on input costs, which impacted all segments across our business. Future pressures on our input costs could have a materially adverse impact on our results of operations if we are unable to mitigate the impact on our businesses. Such pressures include the following:
◦Inflation — During both fiscal 2025 and 2026, we continued to face inflationary pressures on certain input costs while inflationary pressures on other input costs eased. These pressures resulted in some cases from tariffs and the conflict in Iran as discussed below;
◦Tariffs — During both fiscal 2025 and 2026, we experienced elevated input costs as a result of tariffs. We anticipate that any future modifications to, or incremental, tariffs could increase supply chain challenges, commodity cost volatility and consumer and economic uncertainty due to rapid changes in global trade policies. This could impact the cost of, and consumer demand for, our products, including as a result of any potential pricing actions taken to offset increased costs. In February 2026, the United States Supreme Court ruled against certain of these tariffs that had been put in place during fiscal 2025. As a result, we have collected certain refunds and anticipate collecting additional refunds, although such refunds are not expected to be material; and
◦Conflict in Iran — During fiscal 2026, the conflict in Iran has had, and may continue to have, an adverse impact on energy and freight costs. Our businesses have been, and may continue to be, negatively impacted by escalating energy and fuel prices, which have increased certain input costs. We expect certain of these input costs to remain elevated as a result of the ongoing conflict.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$1,948.0	$1,984.3	$(36.3)	(2)%	$6,165.5	$5,911.1	$254.4	4%

Operating Profit	$189.3	$234.6	$(45.3)	(19)%	$639.6	$630.9	$8.7	1%
Interest expense, net	108.2	88.5	19.7	22%	317.3	259.6	57.7	22%
Loss on extinguishment of debt, net	—	—	—	—%	17.5	5.8	11.7	202%
(Income) expense on swaps, net	(3.3)	2.6	(5.9)	(227)%	(6.9)	(7.3)	0.4	5%
Other (income) expense, net	(2.2)	0.2	(2.4)	(1,200)%	(8.8)	1.7	(10.5)	(618)%
Income tax expense	23.1	34.7	(11.6)	(33)%	78.5	86.8	(8.3)	(10)%
Equity method earnings, net of tax	(0.1)	(0.1)	—	—%	(0.6)	(0.4)	(0.2)	(50)%
Less: Net earnings (loss) attributable to noncontrolling interest	0.2	(0.1)	0.3	300%	0.5	—	0.5	n/a
Net Earnings	$63.4	$108.8	$(45.4)	(42)%	$242.1	$284.7	$(42.6)	(15)%
Net Sales
Net sales decreased $36.3 million, or 2%, during the three months ended June 30, 2026, when compared to the prior year period, as a result of lower net sales within our Refrigerated Retail, Foodservice, and Weetabix segments, partially offset by higher net sales within our Post Consumer Brands segment.
Net sales increased $254.4 million, or 4%, during the nine months ended June 30, 2026, when compared to the prior year period, as a result of higher net sales within our Post Consumer Brands, Foodservice and Weetabix segments, partially offset by lower net sales within our Refrigerated Retail segment.
For further discussion, refer to “Segment Results” within this section.

Operating Profit
Operating profit decreased $45.3 million, or 19%, during the three months ended June 30, 2026, when compared to the prior year period, driven by lower segment profit within our Foodservice and Refrigerated Retail segments and higher general corporate expenses, partially offset by higher segment profit within our Post Consumer Brands and Weetabix segments.
Operating profit increased $8.7 million, or 1%, during the nine months ended June 30, 2026, when compared to the prior year period, driven by higher segment profit within our Foodservice, Weetabix and Post Consumer Brands segments, partially offset by higher general corporate expenses and lower segment profit within our Refrigerated Retail segment.
For further discussion, refer to “Segment Results” within this section.
Interest Expense, Net
Interest expense, net increased $19.7 million, or 22%, during the three months ended June 30, 2026, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt, a higher weighted-average interest rate and lower interest income compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.5% and 5.3% for the three months ended June 30, 2026 and 2025, respectively.
Interest expense, net increased $57.7 million, or 22%, during the nine months ended June 30, 2026, when compared to the prior year period. This increase was driven by higher average outstanding principal amounts of debt, lower interest income and a higher weighted-average interest rate compared to the prior year period. Our weighted-average interest rate on our total outstanding debt was 5.5% and 5.3% for the nine months ended June 30, 2026 and 2025, respectively.
For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Loss on Extinguishment of Debt, Net
Fiscal 2026
During the nine months ended June 30, 2026, we recognized a net loss of $17.5 million related to the redemption of our outstanding 5.50% senior notes. The net loss included debt premiums paid of $22.6 million and the write-off of debt issuance costs of $4.4 million, partially offset by the write-off of unamortized premiums of $9.5 million.
Fiscal 2025
During the nine months ended June 30, 2025, we recognized a net loss of $5.8 million related to the redemption of our outstanding 5.625% senior notes. The net loss included debt premiums paid of $4.4 million and the write-off of debt issuance costs of $1.4 million.
For additional information on our debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
(Income) Expense on Swaps, Net
During the three and nine months ended June 30, 2026, we recognized income on swaps, net of $3.3 million and $6.9 million, respectively, related to mark-to-market adjustments and settlements on our interest rate swaps.
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
Income Tax Expense
The effective income tax rate was 26.7% and 24.5% for the three and nine months ended June 30, 2026, respectively, and 24.2% and 23.4% for the three and nine months ended June 30, 2025, respectively.
 SEGMENT RESULTS
We evaluate each segment’s performance based on its segment profit, which for all segments is its earnings/loss before income taxes and equity method earnings/loss before impairment of property, goodwill and other intangible assets, facility closure related costs, restructuring expenses, loss on amounts held for sale, gain/loss on sale of businesses, demolition and site remediation costs related to unused facilities, gain on/adjustment to bargain purchase, interest expense and other unallocated corporate income and expenses.

Post Consumer Brands

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$974.2	$914.0	$60.2	7%	$3,122.9	$2,865.8	$257.1	9%
Segment Profit	$127.3	$120.5	$6.8	6%	$393.6	$391.1	$2.5	1%
Segment Profit Margin	13%	13%			13%	14%
Net sales for the Post Consumer Brands segment increased $60.2 million, or 7%, for the three months ended June 30, 2026, when compared to the prior year period, driven by the inclusion of three months of 8th Avenue net sales of $141.8 million. Nut butters product sales were up $68.7 million, or 295%, driven by the inclusion of three months of 8th Avenue. Cereal and granola product sales were up $1.4 million, or less than 1%, driven by the inclusion of three months of 8th Avenue, partially offset by category declines and distribution losses in value cereal products. Pet food product sales were down $46.1 million, or 13%, driven by 8% lower volumes and lower average net selling prices. Pet food volumes decreased primarily due to distribution losses. Pet food average net selling prices decreased primarily due to unfavorable product mix and increased promotional activity. Other product sales were up $36.2 million, driven by the inclusion of three months of 8th Avenue.
Net sales for the Post Consumer Brands segment increased $257.1 million, or 9%, for the nine months ended June 30, 2026, when compared to the prior year period, driven by the inclusion of nine months of 8th Avenue net sales of $504.0 million. Nut butters product sales were up $227.1 million, or 315%, driven by the inclusion of nine months of 8th Avenue. Cereal and granola product sales were up $28.2 million, or 2%, driven by the inclusion of nine months of 8th Avenue, partially offset by category declines. Pet food product sales were down $181.0 million, or 15%, driven by 10% lower volumes and lower average net selling prices. Pet food volumes decreased primarily due to distribution losses and lapping prior year shifts in customer inventory levels. Pet food average net selling prices decreased primarily due to unfavorable product mix and increased promotional activity. Other product sales were up $182.8 million, driven by the inclusion of nine months of 8th Avenue.
Segment profit for the three months ended June 30, 2026 increased $6.8 million, or 6%, when compared to the prior year period. This increase was driven by higher net sales, as previously discussed, and lower advertising and consumer spending of $18.6 million. These positive impacts were partially offset by higher product costs of $50.6 million (which was primarily driven by the inclusion of three months of 8th Avenue product costs of $118.9 million, partially offset by lower pet food volumes).
Segment profit for the nine months ended June 30, 2026 increased $2.5 million, or 1%, when compared to the prior year period. This increase was driven by higher net sales, as previously discussed, lower advertising and consumer spending of $38.7 million and lower integration costs of $9.6 million. These positive impacts were partially offset by higher product costs of $248.9 million (which were primarily driven by the inclusion of nine months of 8th Avenue product costs of $421.9 million, partially offset by lower pet food volumes) and higher warehousing costs of $15.4 million.
Foodservice

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$652.9	$698.5	$(45.6)	(7)%	$1,949.4	$1,923.0	$26.4	1%
Segment Profit	$100.8	$123.9	$(23.1)	(19)%	$328.1	$271.5	$56.6	21%
Segment Profit Margin	15%	18%			17%	14%
Net sales for the Foodservice segment decreased $45.6 million, or 7%, for the three months ended June 30, 2026, when compared to the prior year period, primarily driven by the lapping of HPAI pricing in the prior year period. Egg product sales were down $60.9 million, or 10%, driven by lower average net selling prices, partially offset by 4% higher volumes primarily due to improved customer service levels. Sales of side dishes were up $2.8 million, or 4%, on 1% lower volumes, driven by higher average net selling prices primarily due to list price increases. Sales of all other products were up $12.5 million, primarily driven by protein-based shake sales.
Net sales for the Foodservice segment increased $26.4 million, or 1%, for the nine months ended June 30, 2026, when compared to the prior year period. Sales of side dishes were up $21.5 million, or 10%, driven by 9% higher volumes primarily due to the inclusion of five incremental months of PPI. Egg product sales were down $22.7 million, or 1%, driven by lower average net selling prices primarily due to a reduction in HPAI pricing, partially offset by 5% higher volumes primarily due to improved customer service levels. Sales of all other products were up $27.6 million, primarily driven by protein-based shake sales.
Segment profit for the three months ended June 30, 2026 decreased $23.1 million, or 19%, when compared to the prior year period, driven by lower net sales, as previously discussed, higher manufacturing costs of $7.6 million and higher freight costs of $6.9 million. These negative impacts were partially offset by lower raw materials costs of $82.6 million, primarily due to lower egg costs compared to the prior year period.
Segment profit for the nine months ended June 30, 2026 increased $56.6 million, or 21%, when compared to the prior year period, driven by lower raw materials costs of $198.0 million, primarily due to lower egg costs compared to the prior year period. These positive impacts were partially offset by higher manufacturing costs of $16.6 million, higher warehousing costs of $10.6 million and higher freight costs of $9.6 million.
Refrigerated Retail

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$184.5	$233.9	$(49.4)	(21)%	$686.4	$725.1	$(38.7)	(5)%
Segment Profit	$9.5	$24.5	$(15.0)	(61)%	$62.0	$64.9	$(2.9)	(4)%
Segment Profit Margin	5%	10%			9%	9%
Net sales for the Refrigerated Retail segment decreased $49.4 million, or 21%, for the three months ended June 30, 2026, when compared to the prior year period. Cheese and other dairy product sales decreased $26.8 million, or 72%, driven by 72% lower volumes primarily due to the sale of the Crystal Farms Business. Egg product sales were down $16.6 million, or 32%, driven by lower average net selling prices due to the lapping of HPAI pricing in the prior year period and 9% lower volumes primarily due to the normalization of egg demand in the current year period. Sausage sales decreased $3.4 million, or 9%, driven by 12% lower volumes. Sales of side dishes decreased $3.0 million, or 3%, driven by 3% lower volumes primarily due to the shifting of Easter demand into the second quarter of fiscal 2026 (compared to the third quarter of fiscal 2025). Sales of all other products were up $0.4 million.
Net sales for the Refrigerated Retail segment decreased $38.7 million, or 5%, for the nine months ended June 30, 2026, when compared to the prior year period. Cheese and other dairy product sales decreased $29.4 million, or 25%, driven by 25% lower volumes primarily due to the sale of the Crystal Farms Business. Egg product sales were down $21.5 million, or 17%, on 5% lower volumes, primarily driven by lower average net selling prices due to a reduction in HPAI pricing. Sales of side dishes increased $11.7 million, or 3%, driven by 4% higher volumes primarily due to new private label product introductions. Sausage sales increased $1.1 million, or 1%, on 5% lower volumes. Sales of all other products were down $0.6 million.
Segment profit for the three months ended June 30, 2026 decreased $15.0 million, or 61%, when compared to the prior year period, primarily driven by lower net sales, as previously discussed, and higher freight costs of $3.9 million. These negative impacts were partially offset by lower raw material costs of $2.4 million.
Segment profit for the nine months ended June 30, 2026 decreased $2.9 million, or 4%, when compared to the prior year period, primarily driven by lower net sales, as previously discussed, and higher freight costs of $6.6 million. These negative impacts were partially offset by lower raw material costs of $8.6 million.
Weetabix

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
Net Sales	$137.1	$137.9	$(0.8)	(1)%	$411.1	$397.2	$13.9	3%
Segment Profit	$26.1	$19.3	$6.8	35%	$68.6	$53.4	$15.2	28%
Segment Profit Margin	19%	14%			17%	13%
Net sales for the Weetabix segment decreased $0.8 million, or 1%, for the three months ended June 30, 2026, when compared to the prior year period, driven by 4% lower volumes, partially offset by a favorable foreign currency exchange impact of $0.6 million. Volumes declined primarily due to a decrease in private label product volumes.

Net sales for the Weetabix segment increased $13.9 million, or 3%, for the nine months ended June 30, 2026, when compared to the prior year period, primarily driven by a favorable foreign currency exchange impact of $14.7 million, partially offset by 1% lower volumes.
Segment profit for the three months ended June 30, 2026 increased $6.8 million, or 35%, when compared to the prior year period, primarily driven by lower manufacturing costs of $3.7 million.
Segment profit for the nine months ended June 30, 2026 increased $15.2 million, or 28%, when compared to the prior year period, primarily driven by favorable product mix toward higher margin products, lower manufacturing costs of $2.6 million and a favorable foreign currency exchange impact of $2.5 million.
General Corporate Expenses and Other

	Three Months Ended June 30,		Change in		Nine Months Ended June 30,		Change in
dollars in millions	2026	2025	$	%	2026	2025	$	%
General corporate expenses and other	$72.2	$53.8	$18.4	34%	$203.9	$151.7	$52.2	34%
General corporate expenses and other increased $18.4 million, or 34%, for the three months ended June 30, 2026, when compared to the prior year period. This increase was primarily driven by a loss of $15.0 million on amounts held for sale related to the Crystal Farms Business, net losses related to mark-to-market adjustments on economic hedges of $8.3 million (compared to net gains in the prior year period) and a net loss of $7.0 million related to the sale of the Pasta Business and the Crystal Farms Business. These negative impacts were partially offset by lower restructuring and facility closure costs (including accelerated depreciation) of $17.4 million, primarily driven by a gain recognized on the sale of our cereal manufacturing facility in Sparks, Nevada (the “Sparks Facility”).
General corporate expenses and other increased $52.2 million, or 34%, for the nine months ended June 30, 2026, when compared to the prior year period. This increase was primarily driven by a loss of $43.3 million on amounts held for sale related to the Crystal Farms Business, higher asset disposal costs on unused facilities of $5.7 million and higher restructuring and facility closure costs (including accelerated depreciation) of $4.4 million, partially offset by net gains related to mark-to-market adjustments on equity security investments of $12.1 million (compared to net losses in the prior year period).
LIQUIDITY AND CAPITAL RESOURCES
We completed the following activities during the nine months ended June 30, 2026 (for additional information, see Notes 14 and 17 within “Notes to Condensed Consolidated Financial Statements”) impacting our liquidity and capital resources:
•$1,300.0 million principal value issued of 6.50% senior notes;
•$600.0 million additional principal value issued of 6.250% senior notes at a premium of $4.5 million;
•$1,235.0 million principal value of our 5.50% senior notes redeemed at a premium of $22.6 million;
•$365.0 million borrowed under our revolving credit facility (the “Revolving Credit Facility”) provided for under our second amended and restated credit agreement (as amended, restated or amended and restated, the “Credit Agreement”);
•$805.0 million repaid under our Revolving Credit Facility; and
•9.1 million shares of our common stock repurchased at an average share price of $100.34 per share and at a total cost, including accrued excise tax and broker’s commissions, of $917.4 million.
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
The following table presents select cash flow data, which is discussed below.

	Nine Months Ended June 30,
dollars in millions	2026	2025
Cash provided by (used in):
Operating activities	$691.3	$697.0
Investing activities	166.0	(473.4)
Financing activities	(766.5)	47.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	2.2
Net increase in cash, cash equivalents and restricted cash	$89.7	$273.1
Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2026 decreased $5.7 million compared to the prior year period. This decrease was primarily driven by cash outflows related to fluctuations in the timing of payments of trade payables within our Post Consumer Brands segment, inventory purchases within our Foodservice segment and higher interest payments of $11.8 million. These negative impacts were partially offset by cash inflows related to fluctuations in the timing of sales and collections of trade receivables within our Post Consumer Brands and Foodservice segments, proceeds from the sales of equity security investments of $55.3 million (compared to purchases in the prior year period) and lower tax payments of $25.2 million.
Investing Activities
Nine months ended June 30, 2026
Cash provided by investing activities for the nine months ended June 30, 2026 was $166.0 million, driven by proceeds from the sales of the Pasta Business and the Crystal Farms Business of $424.2 million and proceeds from the sale of property of $32.4 million (primarily related to the sale of the Sparks Facility), partially offset by capital expenditures of $289.8 million.

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
Financing Activities
Nine months ended June 30, 2026
Cash used in financing activities for the nine months ended June 30, 2026 was $766.5 million. We received proceeds of $1,300.0 million from the issuance of our 6.50% senior notes, $600.0 million from the additional issuance of our 6.250% senior notes and $365.0 million from borrowings under our Revolving Credit Facility. We redeemed $1,235.0 million principal value of our 5.50% senior notes, repaid $805.0 million under our Revolving Credit Facility and repaid $1.2 million principal value of our municipal bond. In addition, we paid $916.1 million, including broker’s commissions and excise tax payments, for the repurchase of shares of our common stock, paid $19.4 million of debt issuance costs in connection with the issuance of our 6.50% senior notes and the additional issuance of our 6.250% senior notes, paid $22.6 million of debt premiums related to the redemption of our 5.50% senior notes and received $4.5 million of debt premiums from the additional issuance of our 6.250% senior notes.
Nine months ended June 30, 2025
Cash provided by financing activities for the nine months ended June 30, 2025 was $47.3 million. We received proceeds of $600.0 million from the issuance of our 6.250% senior notes and $400.0 million from borrowings under our Revolving Credit Facility, redeemed $464.9 million principal value of our 5.625% senior notes and repaid $1.2 million principal value of our municipal bond. In addition, we paid $434.3 million, including broker’s commissions and excise tax payments, for the repurchase of shares of our common stock, paid $5.2 million of debt issuance costs in connection with the issuance of our 6.250% senior notes and paid $4.4 million of debt premiums related to the redemption of our 5.625% senior notes.
Debt Covenants
Under the terms of our Credit Agreement, we are required to comply with a financial covenant consisting of a secured net leverage ratio (as defined in the Credit Agreement) not to exceed 4.25 to 1.00, measured as of the last day of any fiscal quarter, if, as of the last day of such fiscal quarter, the aggregate outstanding amount of all revolving credit loans, swing line loans and letter of credit obligations (subject to certain exceptions specified in the Credit Agreement) exceeds 30% of our revolving credit commitments. As of June 30, 2026, we were in compliance with this financial covenant. We do not believe non-compliance is reasonably likely in the foreseeable future.

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
•disruptions or inefficiencies in our supply chain, tariffs, inflation, HPAI and other agricultural diseases and pests, labor shortages, public health crises, weather events and fires and other events beyond our control;
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
•our ability to hire and retain talented personnel, leadership transitions, increases in labor-related costs, employee safety, labor strikes, work stoppages, unionization efforts and other labor disruptions;
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to commodity price risks relating to the purchase of raw materials, including ingredients and packaging, energy and fuel. The Company may use futures contracts and options to manage certain of these exposures when it is practical to do so. A hypothetical 10% change in the market price of the Company’s principal hedged commodities, including natural gas, heating oil, soybean oil, corn, wheat and dairy, would have changed the fair value of the Company’s commodity-related derivatives portfolio by approximately $1 million as of both June 30, 2026 and September 30, 2025. This volatility analysis ignores changes in the exposures inherent in the underlying hedged commodities. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying commodity exposures.
For more information regarding the Company’s commodity derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Foreign Currency Risk
Related to its foreign subsidiaries, the Company is exposed to risks of fluctuations in future cash flows and earnings due to changes in foreign currency exchange rates. To mitigate these risks, the Company uses a combination of foreign currency exchange contracts, which may consist of options, forward contracts and currency swaps. A hypothetical 10% change in the expected USD-GBP and Euro-GBP foreign currency exchange rates would have changed the fair value of the Company’s foreign currency-related derivatives portfolio by approximately $1 million as of both June 30, 2026 and September 30, 2025.
For additional information regarding the Company’s foreign currency derivative contracts, refer to Note 12 within “Notes to Condensed Consolidated Financial Statements.”
Interest Rate Risk
Long-term debt
As of June 30, 2026, the Company had outstanding principal value of indebtedness of $7,676.0 million related to its senior notes, leaseback financial liabilities and a municipal bond. Of the total $7,676.0 million of outstanding principal value of indebtedness, $7,674.2 million bore interest at a weighted-average fixed interest rate of 5.5%. The Revolving Credit Facility had no outstanding borrowings and an available borrowing capacity of $976.8 million.
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
As of June 30, 2026 and September 30, 2025, the fair value of the Company’s debt, excluding any outstanding borrowings under the Revolving Credit Facility, leaseback financial liabilities and a municipal bond, was $7,526.2 million and $6,999.6 million, respectively. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in interest rates on variable rate debt will impact interest expense and cash flows. A hypothetical 10% change in interest rates would have changed the fair value of the fixed rate debt by approximately $156 million and $102 million as of June 30, 2026 and September 30, 2025, respectively. A hypothetical 10% change in interest rates would have had an immaterial impact on both interest expense and interest paid on variable rate debt during each of the three and nine months ended June 30, 2026 and 2025.
For additional information regarding the Company’s debt, refer to Note 14 within “Notes to Condensed Consolidated Financial Statements.”
Interest rate swaps
As of both June 30, 2026 and September 30, 2025, the Company had interest rate swaps with a notional value of $300.0 million. A hypothetical 10% change in interest rates would have changed the fair value of the interest rate swaps by approximately $8 million as of both June 30, 2026 and September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
Based on management’s evaluation, there were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information with respect to shares of our common stock that we purchased during the fiscal quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2026 - April 30, 2026	953,309	$101.62	953,309	$251,566,029
May 1, 2026 - May 31, 2026	642,339	$100.53	642,339	$567,426,774
June 1, 2026 - June 30, 2026	416,631	$89.97	416,631	$529,941,815
Total	2,012,279	$98.86	2,012,279	$529,941,815
(a)Does not include accrued excise tax or broker’s commissions.
(b)On February 3, 2026, our Board of Directors approved a new authorization to repurchase up to $500.0 million of shares of our common stock effective February 7, 2026 (the “Prior Authorization”). The Prior Authorization had an expiration date of February 7, 2028. On May 5, 2026, our Board of Directors cancelled the Prior Authorization effective May 8, 2026 and approved a new authorization to repurchase up to $600.0 million of shares of our common stock effective May 9, 2026 (the “Existing Authorization”). The Existing Authorization has an expiration date of May 9, 2028. Repurchases may be made from time to time in the open market, in private purchases, through forward, derivative, accelerated repurchase or automatic purchase transactions, or otherwise.
ITEM 5.    OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or “officer,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit No.	Description
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

†10.48	Offer Letter for Gregory C. Pearson, dated January 9, 2026

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026

31.2	Certification of Matthew J. Mainer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026

**32.1	Certifications of Robert V. Vitale and Matthew J. Mainer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2026

101.INS
Inline XBRL (eXtensible Business Reporting Language) Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL and contained in Exhibits 101

†	These exhibits constitute management contracts, compensatory plans and arrangements.
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

POST HOLDINGS, INC.
Date:	August 6, 2026	By:	/s/ Matthew J. Mainer
Matthew J. Mainer
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)